Form 10-Q
period 1996-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1996-08-13
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 JUNE 30, 1996

                         Commission File Number 1-12984


                                 [COMPANY LOGO]


                       CENTEX CONSTRUCTION PRODUCTS, INC.

                             A Delaware Corporation

                   IRS Employer Identification No. 75-2520779
                            3710 Rawlins, Suite 1600
                              Dallas, Texas 75219
                                 (214) 559-6500



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

- --------------------------------------------------------------------------------
As of the close of business on August 9, 1996, 22,135,464 shares of Centex Construction Products, Inc. common stock were outstanding.
- --------------------------------------------------------------------------------

             CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS


                                 JUNE 30, 1996

                                                                                                        PAGE
                                                                                                        ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

              ITEM 1.     Condensed Consolidated Financial
                          Statements                                                                       1

                          Condensed Consolidated Statement of
                          Earnings for the Three Months Ended
                          June 30, 1996                                                                    2

                          Condensed Consolidated Balance Sheets                                            3

                          Condensed Consolidated Statement of
                          Cash Flows for the Three Months Ended
                          June 30, 1996                                                                    4

                          Notes to Condensed Consolidated Financial
                          Statements                                                                       5


              ITEM 2.     Management's Discussion and Analysis of
                          Results of Operations and Financial
                          Condition                                                                      6-8


PART II.  OTHER INFORMATION

              ITEM 6.     Exhibits and Reports on Form 8-K                                                 9


SIGNATURES                                                                                                10

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1.

The condensed consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries ("CXP" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE THREE MONTHS ENDED                                 June 30,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
REVENUES
  Cement . . . . . . . . . . . . . . . . .         $   36,677    $   31,115
  Wallboard  . . . . . . . . . . . . . . .             15,089        14,633
  Concrete/Aggregates  . . . . . . . . . .             10,139         9,456
  Other, net . . . . . . . . . . . . . . .                501           853
  Less Intersegment Sales  . . . . . . . .             (1,348)         (953)
                                                   ----------    ----------
                                                       61,058        55,104
                                                   ----------    ----------


COSTS AND EXPENSES
  Cement . . . . . . . . . . . . . . . . .             26,624        23,237
  Wallboard  . . . . . . . . . . . . . . .             11,660        10,892
  Concrete/Aggregates  . . . . . . . . . .              8,389         8,751
  Less Intersegment Purchases  . . . . . .             (1,348)         (953)
  Corporate General & Administrative . . .                698           628
  Interest (Income) Expense, net . . . . .               (163)          485
                                                   ----------    ----------
                                                       45,860        43,040
                                                   ----------    ----------


EARNINGS BEFORE INCOME TAXES                           15,198        12,064

  Income Taxes . . . . . . . . . . . . . .              5,335         4,234
                                                   ----------    ----------

NET EARNINGS                                       $    9,863    $    7,830
                                                   ==========    ==========



EARNINGS PER SHARE                                 $     0.44    $     0.34
                                                   ==========    ==========

AVERAGE SHARES OUTSTANDING                         22,525,567    22,959,804
                                                   ==========    ==========

CASH DIVIDENDS PER SHARE                           $     0.05    $      -0-
                                                   ==========    ==========




           See notes to condensed consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    June 30,       March 31,
ASSETS                                                1996           1996
- ------                                            -------------  ------------
                                                   (Unaudited)       (*)
Current Assets
   Cash and Cash Equivalents . . . . . . .         $ 22,563       $ 20,799
   Accounts and Notes Receivable, net  . .           39,756         33,532
   Inventories . . . . . . . . . . . . . .           26,898         29,691
                                                   --------       --------
     Total Current Assets  . . . . . . . .           89,217         84,022
                                                   --------       --------

Property, Plant and Equipment  . . . . . .          309,674        308,600
  Less Accumulated Depreciation  . . . . .         (131,594)      (128,419)
                                                   --------       --------
     Property, Plant & Equipment, net  . .          178,080        180,181

Notes Receivable, net  . . . . . . . . . .            1,492          1,395

Other Assets . . . . . . . . . . . . . . .            3,922          3,977
                                                   --------       --------
                                                   $272,711       $269,575
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
   Accounts Payable  . . . . . . . . . . .         $ 17,601       $ 15,020
   Accrued Liabilities . . . . . . . . . .           21,130         23,029
   Current Portion of Long-Term Debt . . .               80             80
   Income Taxes Payable  . . . . . . . . .            5,189             -
                                                   --------       --------
     Total Current Liabilities   . . . . .           44,000         38,129
                                                   --------       --------

Long-term Debt . . . . . . . . . . . . . .              640            640

Deferred Income Taxes  . . . . . . . . . .           13,903         14,344

Stockholders' Equity
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 22,217,864 and
         22,978,504 Shares, respectively .              222            230
   Capital in Excess of Par Value  . . . .          150,579        161,617
   Retained Earnings . . . . . . . . . . .           63,367         54,615
                                                   --------       --------
Total Stockholders' Equity . . . . . . . .          214,168        216,462
                                                   --------       --------
                                                   $272,711       $269,575
                                                   ========       ========

* Condensed from audited financial statements.

           See notes to condensed consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE THREE MONTHS ENDED                                June 30,
                                                    ------------------
                                                      1996      1995
                                                    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings . . . . . . . . . . . . . .         $  9,863    $ 7,830
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization . . . . . . . . .            3,344      3,691
          Deferred Income Tax
            Provision  . . . . . . . . . .             (441)      (268)
  Increase in Accounts and Notes
     Receivable  . . . . . . . . . . . . .           (6,320)    (3,862)
  Decrease in Inventories  . . . . . . . .            2,793        544
  Increase in Accounts Payable and
     Accrued Liabilities   . . . . . . . .              721        582
  Decrease (Increase) in
     Other, net  . . . . . . . . . . . . .               51       (378)
  Increase in Income Taxes Payable . . . .            5,189      4,502
                                                   --------    -------
                                                     15,200     12,641
                                                   --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net  . . . . . . . . . . .           (1,241)    (5,867)
                                                   --------    --------
                                                     (1,241)    (5,867)
                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid . . . . . . . . . . . . .           (1,149)          -
  Retirement of Common Stock . . . . . . .          (11,258)          -
  Proceeds from Stock Option Exercises . .              212           -
  Increase in Long-term Debt . . . . . . .               -         500
                                                   --------    --------
                                                    (12,195)       500
                                                   --------    --------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS   . . . . . . . . . . . .            1,764      7,274
CASH AT BEGINNING OF PERIOD  . . . . . . .           20,799      2,475
                                                   ----------  --------
CASH AT END OF PERIOD  . . . . . . . . . .         $ 22,563    $ 9,749
                                                   ========    ========


           See notes to condensed consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (unaudited)


(A)      A summary of changes in stockholders' equity is presented below.

                                                   Capital in
                                    Common         Excess of        Retained
                                      Stock        Par Value        Earnings           Total
                                    ---------      ---------        --------         ----------
                                                     (dollars in thousands)
Balance, March 31, 1995              $  230        $161,355         $ 21,820         $183,405

Net Earnings                            -            -                33,944           33,944

Stock Option Exercises                  -               262             -                 262

Dividends Paid                          -                 -           (1,149)          (1,149)
                                     ------       ---------        ---------        ---------

Balance March 31,  1996                 230         161,617           54,615          216,462


Net Earnings                              -             -              9,863            9,863

Stock Option Exercises                    -             212              -                212

Dividends Paid                            -              -            (1,111)          (1,111)

Retirement of Common Stock               (8)        (11,250)            -             (11,258)
                                     ------       ---------        ---------        ---------
BALANCE JUNE 30,  1996               $  222       $ 150,579        $  63,367        $ 214,168
                                     ======       =========        =========        =========


(B)      Impact of New Accounting Pronouncements.

         During the quarter, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that certain long-lived assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no material effect on the Company's financial statements from the Company's adoption of SFAS No. 121.

                       CENTEX CONSTRUCTION PRODUCTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Centex Construction Product's revenues for the first quarter of fiscal 1997 totaled $61,058,000, an 11% increase over revenues of $55,104,000 for the same quarter last year. CXP's net earnings for the quarter ended June 30, 1996 were $9,863,000 versus $7,830,000 for the same quarter last year. Earnings per share for this year's quarter were $0.44 compared to $0.34 for the same quarter in fiscal 1996. The quarter's earnings gain resulted from all time high financial results in the Company's Cement, Gypsum Wallboard and Concrete operations. A strong national cement market and continued high national gypsum wallboard demand generated strong pricing during the current quarter. Also, construction activity in the Austin, Texas market continued strong, as reflected by a 35% increase in Concrete sales volume.

         The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:


                                             Cement           Wallboard        Concrete          Aggregates
                                             (Ton)              (MSF)        (Cubic Yard)          (Ton)
                                         -------------    --------------    --------------     ---------------
         Quarter Ended June 30,           1996    1995      1996   1995      1996     1995     1996      1995
         ----------------------          ------- ------   ------- ------    ------  -------    ------   ------
         Sales Volume (M)                583     520      173     158       177      140       467      792

         Average Net Sales Price         $62.94  $59.81   $87.36  $92.60    $46.01   $45.07    $ 4.26   $ 3.97

         Operating Margin                $17.25  $15.14   $19.86  $21.36    $ 7.67   $ 6.44    $ 0.84   $ 0.21


         Cement revenues for the quarter totaled $36,677,000, up 18% above the same quarter in the prior year. Operating earnings were $10,053,000, a 28% increase over $7,878,000 for the same quarter last year. A combination of an additional 63,000 tons in sales volume and higher operating margins from a 5% increase in sales prices partially offset by a 2% increase in cost of sales accounted for the net quarterly gain in operating earnings. Price increases of $2 per ton and $5 per ton were implemented during the quarter in northern California and northern Texas, respectively. Last year's sales volume was negatively impacted by unfavorable weather conditions in CXP's western markets. Current quarter's production cost was up due mainly to the timing of a brick job at the Illinois plant and an increased percentage for the current quarter of higher costing western produced product.

         Gypsum Wallboard revenues of $15,089,000 for the quarter increased 3% over revenues of $14,633,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $3,429,000, up slightly over $3,375,000 for the same period last year. Increased sales volume and reduced production cost, partially offset by a 6% decline in average net sales prices resulted in the net gain for the quarter. Sales volume of 173 million square feet ("MMSF") for this year's quarter was 10% higher than 158 MMSF sold during the prior year's quarter. Increased production volume and additional inventory sales accounted for the sales volume gain. National wallboard consumption for the first six months of calendar 1996 was at a record pace as single-family home construction remained strong. CXP's average net sales price for the quarter was $87.36 per thousand board feet ("MSF"), 6% lower than $92.60 per MSF for the same quarter last year but higher than $86.42 per MSF for the March 31, 1996 quarter. Although the Company's average net sales price for Gypsum Wallboard was lower in fiscal 1996 than in fiscal 1995, it rebounded during the current quarter. Supported by strong housing activity, a nationwide price increase midway through the quarter raised CXP's sales price to approximately $89.00 per MSF by quarter end. Cost of sales decreased 6% due primarily to lower paper cost.

         Revenues from Concrete and Aggregates were $10,139,000 for the quarter this year, a 7% increase over $9,456,000 for the same quarter a year ago. Concrete and Aggregates reported an operating profit for the quarter of $1,750,000, up 63% over $1,071,000 for the same quarter last year. Concrete earnings increased 51% over last year's comparable quarter due to improved margins and a 35% gain in sales volume at the Austin concrete operation. Total Concrete sales volume for the quarter this year was 177,000 cubic yards, a 26% increase over 140,000 cubic yards for the same quarter last year. CXP's average Concrete net sales price of $46.01 per cubic yard for the current quarter was 2% higher than $45.07 for the same quarter a year ago. Aggregates earnings increased 118% over prior year's quarter due to higher operating margins. CXP's Aggregates operation reported sales volume of 467,000 tons for the quarter this year, 41% below sales volume of 792,000 tons for the same quarter last year. Sales volume decreased primarily due to the disposition of CXP's north Texas sand and gravel operation in last year's third quarter.
Sales price gains, coupled with an increased percentage of sales of higher priced products, resulted in an average net sales price of $4.26 per ton for the current quarter, up 7% from $3.97 per ton last year.

         Other Income of $501,000 for the quarter decreased $352,000 from prior year's quarter due to a $220,000 land sales gain and $104,000 of clinker sales income last year. Other income included clinker sales, non-inventoried aggregate sales, trucking income, asset sales and other miscellaneous items.

         Net interest income for this year's quarter was $163,000 compared to last year's quarter interest expense of $485,000. Debt outstanding for the quarter and at June 30,1996 was $720,000 compared to $25 million outstanding at June 30, 1995. Cash balance at June 30,1996 was $22.6 million, up $1.8 million from $20.8 million at March 31, 1996.

STOCK REPURCHASE PROGRAM

         On December 5, 1994, the Company's Board of Directors approved the
repurchase of up to 1,000,000 shares of the Company's common stock.   The
Company repurchased on the open market and from Centex Corporation a total of 40,196 shares in fiscal year 1995, but none in fiscal year 1996. During the quarter ending June 30, 1996, CXP repurchased 778,400 shares of its common shares from the public. The share repurchases increased Centex Corporation's ownership interest from 49% to 50.6% at June 30, 1996. Since June 30, 1996 CXP has repurchased an additional 100,600 shares, increasing Centex Corporation's ownership to approximately 50.8%. As of August 12, 1996 CXP has repurchased a cumulative total of 919,196 shares. Also, during the current quarter, CXP's Board of Directors increased its share repurchase authorization to 2,000,000 shares from 1,000,000 shares.

FINANCIAL CONDITION

         The Company has a five year $35 million unsecured revolving credit facility to finance its working capital and capital expenditures requirements. Based on its financial condition and a relatively debt free balance sheet at June 30, 1996, CXP believes that its internally generated cash flow coupled with funds available under the credit facility will enable CXP to provide adequately for its current operations and future growth.

         Working capital at June 30, 1996 was $45.2 million, down slightly from $45.9 million at March 31, 1996. Stock repurchases during the quarter amounted to $11.3 million. Capital spending of $1.3 million for this quarter was down from prior year's quarter due to last year's recommissioning of the second kiln at the Laramie plant.

OUTLOOK

         The Company's positive financial results during the first three months of fiscal 1997 reflect continued strength in demand and pricing for its Cement and Gypsum Wallboard products. Assuming no significant change in overall economic climate, Cement and Gypsum Wallboard demand should remain robust during the remainder of fiscal 1997. As a result, the Company should post its third consecutive record financial performance. At June 30, 1996 the Company was relatively debt free and well positioned to take advantage of potential expansion opportunities.

                       CENTEX CONSTRUCTION PRODUCTS, INC.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                 (a)      Exhibits

                          27 - Financial Data Schedule

                 (b)      Reports on Form 8-K


                          The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1996.

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CENTEX CONSTRUCTION PRODUCTS, INC.
                                      -----------------------------------------
                                                     Registrant





August 12, 1996                                  /s/ O. G. Dagnan
                                        ---------------------------------------
                                                   O. G. Dagnan
                                        President and Chief Executive Officer





August 12, 1996                              /s/ Arthur R. Zunker, Jr.
                                 ----------------------------------------------
                                               Arthur R. Zunker, Jr.
                                  Senior Vice President-Finance and Treasurer
                                              (principal financial and
                                               chief accounting officer)

                               INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                                    DESCRIPTION
         ------                                    -----------
           27                                      Financial Data Schedule
