Form 10-Q
period 1996-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1996-11-13
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               SEPTEMBER 30, 1996

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

--------------------------------------------------------------------------------
As of the close of business on November 12, 1996, 22,012,814 shares of Centex Construction Products, Inc. common stock were outstanding.
--------------------------------------------------------------------------------

             CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS

                               SEPTEMBER 30, 1996

                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION (UNAUDITED)

          ITEM 1.         Consolidated Financial Statements                                            1

                          Consolidated Statement of Earnings
                          for the Three Months Ended
                          September 30, 1996                                                           2

                          Consolidated Statement of Earnings
                          for the Six Months Ended
                          September 30, 1996                                                           3

                          Consolidated Balance Sheets                                                  4

                          Consolidated Statement of Cash Flows
                          for the Six Months Ended
                          September 30, 1996                                                           5

                          Notes to Consolidated Financial
                          Statements                                                                   6


          ITEM 2.         Management's Discussion and Analysis of
                          Results of Operations and Financial
                          Condition                                                                    7-10

PART II. OTHER INFORMATION

          ITEM 1.         Legal Proceedings                                                           11-12

          ITEM 4.         Submission of Matters to a Vote of Security Holders                          12

          ITEM 6.         Exhibits and Reports on Form 8-K                                             12

SIGNATURES                                                                                             13

             CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                       CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1.

The condensed consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries ("CXP" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

             CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE THREE MONTHS ENDED                                September 30,
                                                  -----------------------------
                                                       1996            1995
                                                  ------------     ------------
REVENUES
 Cement ......................................    $     39,939     $     40,884
 Wallboard ...................................          16,614           14,331
 Concrete/Aggregates .........................          10,027           11,839
 Other, net ..................................             229              577
 Less Intersegment Sales .....................          (1,271)          (1,148)
                                                  ------------     ------------
                                                        65,538           66,483
                                                  ------------     ------------


COSTS AND EXPENSES
 Cement ......................................          25,780           28,646
 Wallboard ...................................          11,963           12,150
 Concrete/Aggregates .........................           8,608            9,737
 Less Intersegment Purchases .................          (1,271)          (1,148)
 Corporate General & Administrative ..........             667              633
 Interest (Income) Expense, net ..............            (261)             286
                                                  ------------     ------------
                                                        45,486           50,304
                                                  ------------     ------------

EARNINGS BEFORE INCOME TAXES .................          20,052           16,179

 Income Taxes ................................           7,038            5,679
                                                  ------------     ------------

NET EARNINGS .................................    $     13,014     $     10,500
                                                  ============     ============



EARNINGS PER SHARE ...........................    $       0.59     $       0.46
                                                  ============     ============

AVERAGE SHARES OUTSTANDING ...................      22,087,504       22,968,032
                                                  ============     ============

CASH DIVIDENDS PER SHARE .....................    $       0.05     $        -0-
                                                  ============     ============





           See notes to condensed consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE SIX MONTHS ENDED                                  September 30,
                                                  -----------------------------
                                                       1996            1995
                                                  ------------     ------------
REVENUES
 Cement ......................................    $     76,616     $     71,999
 Wallboard ...................................          31,703           28,964
 Concrete/Aggregates .........................          20,166           21,295
 Other, net ..................................             730            1,430
 Less Intersegment Sales .....................          (2,619)          (2,101)
                                                  ------------     ------------
                                                       126,596          121,587
                                                  ------------     ------------

COSTS AND EXPENSES
 Cement ......................................          52,404           51,883
 Wallboard ...................................          23,623           23,408
 Concrete/Aggregates .........................          16,997           18,122
 Less Intersegment Purchases .................          (2,619)          (2,101)
 Corporate General & Administrative ..........           1,365            1,261
 Interest (Income) Expense, net ..............            (424)             771
                                                  ------------     ------------
                                                        91,346           93,344
                                                  ------------     ------------


EARNINGS BEFORE INCOME TAXES .................          35,250           28,243

 Income Taxes ................................          12,373            9,913
                                                  ------------     ------------

NET EARNINGS .................................    $     22,877     $     18,330
                                                  ============     ============

EARNINGS PER SHARE ...........................    $       1.03     $       0.80
                                                  ============     ============

AVERAGE SHARES OUTSTANDING ...................      22,305,339       22,963,940
                                                  ============     ============

CASH DIVIDENDS PER SHARE .....................    $       0.10     $        -0-
                                                  ============     ============


           See notes to condensed consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     September 30,    March 31,
ASSETS                                                   1996           1996
------                                               -------------    ---------
                                                      (Unaudited)        (*)
Current Assets
 Cash and Cash Equivalents .......................     $  35,622      $  20,799
 Accounts and Notes Receivable, net ..............        40,705         33,532
 Inventories .....................................        24,918         29,691
                                                       ---------      ---------
 Total Current Assets ............................       101,245         84,022
                                                       ---------      ---------
Property, Plant and Equipment ....................       310,186        308,600
 Less Accumulated Depreciation ...................      (134,357)      (128,419)
                                                       ---------      ---------
 Property, Plant & Equipment, net ................       175,829        180,181
Notes Receivable, net ............................         1,306          1,395
Other Assets .....................................         4,656          3,977
                                                       ---------      ---------
                                                       $ 283,036      $ 269,575
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable ................................     $  17,892      $  15,020
 Accrued Liabilities .............................        24,484         23,029
 Current Portion of Long-term Debt ...............            80             80
 Income Taxes Payable ............................         2,887           --
                                                       ---------      ---------
 Total Current Liabilities .......................        45,343         38,129
                                                       ---------      ---------

Long-term Debt ...................................           640            640

Deferred Income Taxes ............................        13,918         14,344

Stockholders' Equity
 Common Stock, Par Value $0.01;
 Authorized 50,000,000 Shares;
 Issued and Outstanding 22,011,914 and
 22,959,804 Shares, respectively .................           220            230
 Capital in Excess of Par Value ..................       147,634        161,617
 Retained Earnings ...............................        75,281         54,615
                                                       ---------      ---------
Total Stockholders' Equity .......................       223,135        216,462
                                                       ---------      ---------
                                                       $ 283,036      $ 269,575
                                                       =========      =========

* Condensed from audited financial statements.

           See notes to condensed consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE SIX MONTHS ENDED                                     September 30,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Earnings ..................................       $ 22,877        $ 18,330
 Adjustments to Reconcile Net Earnings
  to Net Cash Provided by Operating
  Activities -
   Depreciation, Depletion and
    Amortization ...............................          6,710           7,207
   Deferred Income Tax
    Provision ..................................           (426)           (196)
 Increase in Accounts and Notes
   Receivable ..................................         (7,083)         (9,139)
 Decrease in Inventories .......................          4,773           6,708
 Increase in Accounts Payable and
   Accrued Liabilities .........................          4,327           4,195
 Decrease in Other, net ........................           (734)           (380)
 Increase in Income Taxes Payable ..............          2,887           4,043
                                                       --------        --------
                                                         33,331          30,768
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Property, Plant and Equipment Additions, net...         (2,254)         (8,334)
                                                       --------        --------
                                                         (2,254)         (8,334)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends Paid ................................         (2,261)           --
 Retirement of Common Stock ....................        (14,527)           --
 Proceeds from Stock Option Exercises ..........            534             178
 Decrease in Long-term Debt ....................           --           (12,000)
                                                       --------        --------
                                                        (16,254)        (11,822)
                                                       --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......         14,823          10,612
CASH AT BEGINNING OF PERIOD ....................         20,799           2,475
                                                       --------        --------
CASH AT END OF PERIOD ..........................       $ 35,622        $ 13,087
                                                       ========        ========


           See notes to condensed consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (unaudited)

(A)      A summary of changes in stockholders' equity is presented below.

                                            Capital in
                                 Common     Excess of    Retained
                                 Stock      Par Value    Earnings       Total
                               ---------    ----------   ---------    ---------
                                            (dollars in thousands)
Balance, March 31, 1995        $     230    $ 161,355    $  21,820    $ 183,405

Net Earnings                        --           --         33,944       33,944

Stock Option Exercises              --            262         --            262

Cash Dividends                      --           --         (1,149)      (1,149)
                               ---------    ---------    ---------    ---------

Balance, March 31, 1996              230      161,617       54,615      216,462

Net Earnings                        --           --         22,877       22,877

Stock Option Exercises              --            534         --            534

Cash Dividends                      --           --         (2,211)      (2,211)

Retirement of Common Stock           (10)     (14,517)        --        (14,527)
                               ---------    ---------    ---------    ---------
BALANCE SEPTEMBER 30, 1996     $     220    $ 147,634    $  75,281    $ 223,135
                               =========    =========    =========    =========


(B)      Impact of New Accounting Pronouncements.

         During the June 30, 1996 quarter, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that certain long-lived assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no material effect on the Company's financial statements from the Company's adoption of SFAS No. 121.

                       CENTEX CONSTRUCTION PRODUCTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Centex Construction Product's revenues for the second quarter of fiscal 1997 totaled $65,538,000, compared to revenues of $66,483,000 for the same quarter last year. CXP's net earnings for the quarter ended September 30, 1996 were a record $13,014,000, a 24% increase from $10,500,000 for the same quarter last year. Earnings per share for this year's quarter were $0.59 versus $0.46 for the same quarter in fiscal 1996. The quarter's record net earnings resulted primarily from price increases in all of CXP's business segments. For the six months ended September 30, 1996 CXP's revenues were $126,596,000, up 4% from $121,587,000 for the same period last year. Net earnings for the current six months were a record $22,877,000, compared to $18,330,000 for the same period last year. Earnings per share for the six months this year were $1.03, an increase of 28% from $0.80 per share for the same period last year. For both the quarter and the six months, earnings per share increased a higher percentage than net earnings due to fewer average shares outstanding in the current periods. Strong construction activity continues to impact demand and pricing for cement and gypsum wallboard. CXP's regional markets are currently experiencing economic growth above the national average.

         The following table compares sales volumes, average unit sales prices and unit operating margins for the Company's operations:

                                          Cement               Wallboard         Concrete        Aggregates
                                          (Ton)                  (MSF)         (Cubic Yard)         (Ton)
                                  -------------------      -----------------  ---------------  ---------------
Quarter Ended Sept.30,             1996         1995        1996       1995    1996     1995    1996     1995
----------------------            ------       ------      ------     ------  ------   ------  ------   ------

Sales Volume (M)                  619          668         173        164     159      164     607      1,025

Average Net Sales Price           $64.48       $61.24      $95.84     $87.40  $47.23   $46.27  $ 4.18   $ 4.12

Operating Margin                  $22.86       $18.33      $26.83     $13.30  $ 7.14   $ 8.94  $ 0.47   $ 0.61

                                         Cement               Wallboard          Concrete          Aggregates
                                         (Ton)                  (MSF)          (Cubic Yard)          (Ton)
                                  -------------------     ----------------    ---------------   ----------------
Six Months Ended Sept. 30,         1996         1995       1996      1995      1996     1995     1996      1995
--------------------------        ------       ------     ------    ------    ------   ------   ------    ------
Sales Volume (M)                  1,202        1,188      346       322       336      304      1,074     1,817

Average Net Sales Price           $63.74       $60.61     $91.61    $89.95    $46.59   $45.71   $ 4.21    $ 4.06

Operating Margin                  $20.14       $16.93     $23.35    $17.25    $ 7.41   $ 7.78   $ 0.63    $ 0.44


         Cement revenues for the current quarter were $39,939,000, down 2% from $40,884,000 for the same quarter in the prior year. Operating earnings were $14,159,000, a 16% increase from $12,238,000 for the same quarter last year. Higher operating margins resulting from increased sales prices in all of the Company's markets along with a 3% decrease in production costs, partially offset by the impact from a 7% decline in sales volume, generated the quarterly net earnings gain. Sales volume of 619,000 tons for the current quarter was down 49,000 tons from prior year's quarter due to a shifting of sales volume into last year's second quarter from last year's first quarter due to inclement weather in the west coast and Rocky Mountain markets. All facilities again operated at capacity and ended the quarter with historically low inventories of clinker and cement. For the six month period cement revenues were $76,616,000, a 6% increase over $71,999,000 for the same period last year. Operating earnings from cement were $24,212,000 for the six months, a 20% increase from $20,116,000 for the same period in the prior year. Cement operating earnings increased due to slightly higher sales volume and increased sales prices in all of CXP's markets.

         Revenues from gypsum wallboard were $16,614,000 for the quarter this year, a 16% increase from revenues of $14,331,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $4,651,000, a 113% increase from $2,181,000 for the same period last year. Increased sales volume and improved margins resulted in the net gain for the quarter. Higher operating efficiencies at the Bernalillo plant allowed increased sales volume. Average sales prices for the current quarter of $95.84 per MSF exceeded prior year's second quarter sales prices by 10%. A second price increase late in this fiscal year's quarter resulted in average net pricing of approximately $100.00 per MSF at quarter end. Strong single-family housing construction coupled with increased commercial and reconstruction demand resulted in record industry consumption for the first nine months of 1996. The prospects for higher pricing is strong. Production cost declined from prior year's cost due to decreased paper cost in spite of higher operating costs at the Albuquerque plant. Gypsum wallboard had revenues of $31,703,000 for the first six months of this fiscal year, 9% higher than the $28,964,000 for the same period in fiscal 1996. Wallboard operating earnings for the six months were $8,080,000, an improvement of 45% from the $5,556,000 earnings for the same period last year. The net earnings gain over prior year resulted from increased sales volume and improved operating margins. Operating margins for the six months increased over prior year's comparable period due to higher sales prices along with a 6% decrease in production costs.

         Current quarter revenues from concrete/aggregates totaled $10,027,000, a 15% decrease from $11,839,000 for the prior year's quarter. Operating earnings from concrete/aggregates were $1,419,000 for the quarter this year, a 32% decline from $2,102,000 for the same quarter a year ago. Concrete earnings decreased 23% from prior year's quarter due to reduced sales volume and increased production costs being partially offset by higher sales prices. Aggregates earnings for the quarter decreased 55% from prior year's quarter due to increased cost of sales and lower sales volume. Aggregates sales volume declined 418,000 tons due to the timing of the sale of highway construction aggregate's in the Texas and northern California markets and the sale of CXP's north Texas sand and gravel operation in last fiscal year's third quarter. For the six months, concrete/aggregates revenues were $20,166,000 this year, compared to $21,295,000 for the same period last year. Operating earnings were $3,169,000 for the six months this year versus $3,173,000 for the same period last year. Concrete margins declined due to higher sales prices being offset by increased materials and production costs. Aggregates margins increased due to higher net sales prices and lower production costs. Aggregates sales volume of 1,074,000 tons for the first six months of this fiscal year was 41% below the prior year's six month total of 1,817,000 tons due to decreased highway construction aggregates sales in both the Austin, Texas and northern California markets and the sale of the north Texas sand and gravel operation in last fiscal year's third quarter.

         Other income of $229,000 for the quarter decreased $348,000 from prior year's quarter. Other income includes clinker sales, non-inventoried aggregates sales, trucking income, asset sales and other miscellaneous items.

         Net interest income for this year's quarter was $261,000 compared to last year's quarter interest expense of $286,000. Debt outstanding at September 30, 1996 was $720,000 compared to $12.5 million at September 30, 1995. Cash balance at September 30, 1996 was $35.6 million, up $14.8 million from $20.8 million at March 31, 1996.


STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has approved the repurchase of up to two million shares of the Company's common stock. The Company repurchased on the open market and from Centex Corporation a total of 40,196 shares in fiscal year 1995, but none in fiscal year 1996. During the six months ending September 30, 1996, CXP repurchased 1,008,100 shares of its common shares from the public. The share repurchases increased Centex Corporation's ownership interest from 49% to 51.1% at September 30, 1996.


FINANCIAL CONDITION

         The Company has a $35 million unsecured revolving credit facility expiring on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a relatively debt free balance sheet at September 30, 1996, CXP believes that its internally generated cash flow coupled with funds available under the credit facility will enable CXP to provide adequately for its current operations and future growth.

         Working capital at September 30, 1996 was $55.9 million, up $10.0 million from March 31, 1996. Stock repurchases during the six months ended September 30, 1996 amounted to $14.5 million. Capital spending of $2.3 million for the first six months of fiscal 1997 was down from the prior year's first six months due to last year's recommissioning of the second kiln at the Laramie plant.


OUTLOOK

         The Company's positive financial results during the first six months of fiscal 1997 reflect continued strength in demand and pricing for its Cement and Gypsum Wallboard products. Assuming no significant change in overall economic climate, Cement and Gypsum Wallboard demand should remain robust during the remainder of fiscal 1997. As a result, the Company should post its third consecutive record financial performance. At September 30, 1996 the Company was relatively debt free and well positioned to take advantage of potential growth opportunities.


FORWARD-LOOKING STATEMENTS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: general economic conditions, interest rates, decline in or growth of the home building and other construction industries, public infrastructure expenditures, competition, and the availability of raw materials. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 1996. The report is filed with the Securities and Exchange Commission.

                       CENTEX CONSTRUCTION PRODUCTS, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company's Western Aggregates, Inc. subsidiary ("WAI") has received notices of possible claims against WAI in a title dispute relating to WAI's leasehold interest under a 99-year mineral lease on the aggregates in 10,000 acres of property north of Sacramento, California commonly known as the Yuba Goldfields. WAI is currently negotiating with the State Lands Commission of the State of California to resolve title problems in the Yuba Goldfields involving the historic and current riverbeds of the Yuba River. Additionally, the Company has received preliminary indications that the U.S. Bureau of Land Management and U.S. Army Corps of Engineers will assert claims to property interests affecting the aggregates in approximately 3,500 acres in the Yuba Goldfields. The United States has also indicated that it may have certain other property interests in an additional 1,300 acres in the Yuba Goldfields that may affect WAI's ability to mine aggregates from this property and WAI has requested further clarification from the United States regarding the effect of these other property interests. WAI has also been involved in negotiations with the United States in an attempt to negotiate a land exchange in an effort to resolve the federal claims to lands within the Yuba Goldfields.

         WAI notified its lessor, Yuba WestGold, Inc. ("Yuba"), and the lessor's successor-in-interest, Western Water Company ("Western Water"), of WAI's claims against both parties for title defects in the Yuba Goldfields. Yuba filed for protection under Chapter 11 of the United States Bankruptcy Code in September 1992, and subsequent to the April 1994 confirmation of Yuba's plan of reorganization, WAI received payments in cash from Yuba's bankruptcy estate amounting to approximately $1.05 million in satisfaction of the claims filed by WAI in such bankruptcy proceeding. In April 1994, WAI completed a transaction with Western Water to settle WAI's claims that Western Water breached its obligations to cure the Yuba Goldfields title defects. As a part of the settlement, Western Water released WAI from its obligation under the mineral lease to pay annual production royalties to Western Water for the remainder of the lease term.

         At the time WAI entered into its mineral lease in 1987, WAI obtained a $5.525 million policy of title insurance from Western Title Insurance Company to insure a significant majority of its leasehold estate in the Yuba Goldfields. WAI notified Western Title Insurance Company's successor, Fidelity National Title Insurance Company of California ("Fidelity"), of possible insured claims of the United States to lands within the Yuba Goldfields and made demands upon Fidelity to take action to cure the title claims of the United States that encumbered WAI's leasehold estate. Because WAI believes that Fidelity breached its obligation under the title policy and acted in bad faith, in October 1996, WAI filed a civil action against Fidelity in Superior Court in Orange County, California seeking compensatory and punitive damages. Although management cannot predict the outcome of this action, it intends to pursue its rights and remedies vigorously.

         In summary, although both the state and federal governments assert certain claims to portions of the Yuba Goldfields, the majority of the losses are covered by title insurance, and unless WAI's current mining plan changes, the portion of WAI's mineral lease which is not in dispute contains sufficient estimated reserves to meet WAI's current mining requirements for aggregates for a period of more than 100 years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 18, 1996, CXP held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, O. G. Dagnan, Laurence E. Hirsch, David W. Quinn, and Harold K. Work were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

                                                                 Number of Shares
                                                              ----------------------
                          Name                                   For        Withheld
                          ----                                ----------    --------
                          Robert L. Clarke                    20,878,958     11,518
                          O. G. Dagnan                        20,878,958     11,518
                          Laurence E. Hirsch                  20,878,958     11,518
                          David W. Quinn                      20,878,958     11,518
                          Harold K. Work                      20,878,958     11,518


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule

         (b)     Reports on Form 8-K

                 The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1996.

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTEX CONSTRUCTION PRODUCTS, INC.
                                   ----------------------------------
                                               Registrant


November 12, 1996                            /s/ O.G. DAGNAN
                                   ----------------------------------------
                                               O. G. Dagnan
                                    President and Chief Executive Officer
                                        (principal executive officer)



November 12, 1996                        /s/ ARTHUR R. ZUNKER, JR.
                                   ----------------------------------------
                                            Arthur R. Zunker, Jr.
                                  Senior Vice President-Finance and Treasurer
                                           (principal financial and
                                           chief accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                  Description
--------                -----------
   27             Financial Data Schedule