Form 10-Q
period 1996-12-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 1997-02-13
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               DECEMBER 31, 1996

                         Commission File Number 1-12984


                                [COMPANY LOGO]


                       CENTEX CONSTRUCTION PRODUCTS, INC.

                             A Delaware Corporation

                   IRS Employer Identification No. 75-2520779
                            3710 Rawlins, Suite 1600
                              Dallas, Texas 75219
                                 (214) 559-6514



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

------------------------------------------------------------------------------

As of the close of business on February 10, 1997, 21,983,814 shares of Centex Construction Products, Inc. common stock were outstanding.

--------------------------------------------------------------------------------

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS

                               DECEMBER 31, 1996

                                                                                PAGE
                                                                                ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

              ITEM 1.      Consolidated Financial Statements                      1

                           Consolidated Statement of Earnings for
                           the Three Months Ended
                           December 31, 1996                                      2

                           Consolidated Statement of Earnings
                           for the Nine Months Ended
                           December 31, 1996                                      3

                           Consolidated Balance Sheets                            4

                           Consolidated Statement of Cash Flows
                           for the Nine Months Ended
                           December 31, 1996                                      5

                           Notes to Consolidated Financial Statements             6


              ITEM 2.      Management's Discussion and Analysis of
                           Results of Operations and Financial
                           Condition                                           7-10


PART II.  OTHER INFORMATION

              ITEM 6.      Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                                       11


              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                       CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1.

The consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries ("CXP" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE THREE MONTHS ENDED                               December 31,
                                              --------------------------------
                                                  1996                1995
                                              ------------        ------------

REVENUES
  Cement .................................    $     32,228        $     31,740
  Wallboard ..............................          18,103              14,231
  Concrete/Aggregates ....................           9,123               9,737
  Other, net .............................             843                 817
  Less Intersegment Sales ................          (1,180)             (1,096)
                                              ------------        ------------
                                                    59,117              55,429
                                              ------------        ------------

COSTS AND EXPENSES
  Cement .................................          21,762              21,037
  Wallboard ..............................          12,636              11,332
  Concrete/Aggregates ....................           8,071               8,223
  Less Intersegment Purchases ............          (1,180)             (1,096)
  Corporate General & Administrative .....           1,073                 614
  Interest Income, net ...................            (536)                (25)
                                              ------------        ------------
                                                    41,826              40,085
                                              ------------        ------------

EARNINGS BEFORE INCOME TAXES .............          17,291              15,344

  Income Taxes ...........................           6,069               5,386
                                              ------------        ------------

NET EARNINGS .............................    $     11,222        $      9,958
                                              ============        ============



EARNINGS PER SHARE .......................    $       0.51        $       0.43
                                              ============        ============

AVERAGE SHARES OUTSTANDING ...............      21,996,836          22,972,504
                                              ============        ============

CASH DIVIDENDS PER SHARE .................    $       0.05        $        -0-
                                              ============        ============



           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE NINE MONTHS ENDED                                  December 31,
                                             --------------------------------

                                                 1996                1995
                                             ------------        ------------

REVENUES
  Cement .................................   $    108,844        $    103,739
  Wallboard ..............................         49,806              43,195
  Concrete/Aggregates ....................         29,289              31,032
  Other, net .............................          1,573               2,247
  Less Intersegment Sales ................         (3,799)             (3,197)
                                             ------------        ------------
                                                  185,713             177,016
                                             ------------        ------------

COSTS AND EXPENSES
  Cement .................................         74,166              72,920
  Wallboard ..............................         36,259              34,740
  Concrete/Aggregates ....................         25,068              26,345
  Less Intersegment Purchases ............         (3,799)             (3,197)
  Corporate General & Administrative .....          2,438               1,875
  Interest (Income) Expense, net .........           (960)                746
                                             ------------        ------------
                                                  133,172             133,429
                                             ------------        ------------

EARNINGS BEFORE INCOME TAXES .............         52,541              43,587

  Income Taxes ...........................         18,442              15,299
                                             ------------        ------------

NET EARNINGS .............................   $     34,099        $     28,288
                                             ============        ============


EARNINGS PER SHARE .......................   $       1.54        $       1.23
                                             ============        ============

AVERAGE SHARES OUTSTANDING ...............     22,202,130          22,996,805
                                             ============        ============

CASH DIVIDENDS PER SHARE .................   $       0.15        $        -0-
                                             ============        ============


           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                December 31,       March 31,
ASSETS                                             1996             1996
------                                          ------------      ---------
                                                 (Unaudited)         (*)

Current Assets
   Cash and Cash Equivalents .............       $  54,055        $  20,799
   Accounts and Notes Receivable, net ....          32,639           33,532
   Inventories ...........................          26,566           29,691
                                                 ---------        ---------
     Total Current Assets ................         113,260           84,022
                                                 ---------        ---------

Property, Plant and Equipment ............         310,423          308,600
   Less Accumulated Depreciation .........        (135,999)        (128,419)
                                                 ---------        ---------
     Property, Plant & Equipment, net ....         174,424          180,181
Notes Receivable, net ....................           1,719            1,395
Other Assets .............................           4,999            3,977
                                                 ---------        ---------
                                                 $ 294,402        $ 269,575
                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable ......................       $  16,103        $  15,020
   Accrued Liabilities ...................          26,382           23,029
   Current Portion of Long-term Debt .....              80               80
   Income Taxes Payable ..................           3,951               --
                                                 ---------        ---------
     Total Current Liabilities ...........          46,516           38,129
                                                 ---------        ---------

Long-term Debt ...........................             640              640

Deferred Income Taxes ....................          14,424           14,344

Stockholders' Equity
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 21,982,814 and
     22,978,504 Shares, respectively .....             220              230
   Capital in Excess of Par Value ........         147,198          161,617
   Retained Earnings .....................          85,404           54,615
                                                 ---------        ---------
Total Stockholders' Equity ...............         232,822          216,462
                                                 ---------        ---------
                                                 $ 294,402        $ 269,575
                                                 =========        =========


* Condensed from audited financial statements.

           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE NINE MONTHS ENDED                              December 31,
                                                 ------------------------
                                                   1996            1995
                                                 --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings ...........................       $ 34,099        $ 28,288
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization .................         10,099          10,550
          Deferred Income Tax
            Provision ....................             80             253
  Decrease (Increase)in Accounts and Notes
     Receivable ..........................            570          (4,496)
  Decrease in Inventories ................          3,124           5,157
  Increase in Accounts Payable and
     Accrued Liabilities .................          4,392           1,609
 (Increase)Decrease in Other, net ........         (1,014)            360
  Increase in Income Taxes Payable .......          4,045           4,168
                                                 --------        --------
                                                   55,395          45,889
                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net ......................         (4,350)        (10,913)
  Proceeds From Sale of Assets ...........             --           5,057
                                                 --------        --------
                                                   (4,350)         (5,856)
                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid .........................         (3,360)             --
  Retirement of Common Stock .............        (14,976)             --
  Proceeds from Stock Option Exercises ...            547             178
  Decrease in Long-term Debt .............             --         (24,500)
                                                 --------        --------
                                                  (17,789)        (24,322)
                                                 --------        --------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS .........................         33,256          15,711
CASH AT BEGINNING OF PERIOD ..............         20,799           2,475
                                                 --------        --------
CASH AT END OF PERIOD ....................       $ 54,055        $ 18,186
                                                 ========        ========


           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


(A) A summary of changes in stockholders' equity is presented below.

                                                  Capital in
                                  Common          Excess of        Retained
                                  Stock           Par Value        Earnings           Total
                                 ---------        ---------        ---------        ---------
                                                    (dollars in thousands)

Balance, March 31, 1995 ..       $     230        $ 161,355        $  21,820        $ 183,405

Net Earnings .............              --               --           33,944           33,944

Stock Option Exercises ...              --              262               --              262

Cash Dividends ...........              --               --           (1,149)          (1,149)
                                 ---------        ---------        ---------        ---------

Balance, March 31, 1996 ..             230          161,617           54,615          216,462

Net Earnings .............              --               --           34,099           34,099

Stock Option Exercises ...              --              547               --              547

Cash Dividends ...........              --               --           (3,310)          (3,310)

Retirement of Common Stock             (10)         (14,966)              --          (14,976)
                                 ---------        ---------        ---------        ---------

BALANCE DECEMBER 31, 1996        $     220        $ 147,198        $  85,404        $ 232,822
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

                                        CENTEX CONSTRUCTION PRODUCTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Centex Construction Product's revenues for the third quarter of fiscal 1997 totaled $59,117,000, compared to revenues of $55,429,000 for the same quarter last year. CXP's net earnings for the quarter ended December 31, 1996 were a record $11,222,000, a 13% increase from $9,958,000 for the same quarter last year. Earnings per share for this year's quarter were $0.51 versus $0.43 per share for the same quarter in fiscal 1996. The quarter's record net earnings resulted primarily from Gypsum Wallboard price increases. For the nine months ended December 31, 1996 CXP's revenues were $185,713,000, up 5% from $177,016,000 for the same period last year. Net earnings for the current nine months were a record $34,099,000, up 21% from the $28,288,000 for the same period last year. Earnings per share for the nine months this year were $1.54, an increase of 25% from $1.23 per share for the same period last year. For both the quarter and the nine months, earnings per share increased a higher percentage than net earnings due to fewer average shares outstanding in the current periods. Strong fundamentals in the Cement and Gypsum Wallboard sectors continue to impact demand and pricing. CXP's regional markets are currently experiencing economic growth above the national average.

         The following table compares sales volumes, average unit sales prices and unit operating margins for the Company's operations:

                                     Cement                Wallboard               Concrete               Aggregates
                                      (Ton)                  (MSF)               (Cubic Yard)                (Ton)
                              --------------------    --------------------    --------------------    --------------------
Quarter Ended Dec. 31,          1996        1995        1996        1995        1996        1995        1996        1995
----------------------        --------    --------    --------    --------    --------    --------    --------    --------
Sales Volume (M)                   510         532         170         164         147         161         549         562

Average Net Sales Price       $  63.14    $  59.66    $ 106.45    $  86.70    $  46.86    $  46.04    $   4.02    $   4.10

Operating Margin              $  20.51    $  20.12    $  32.14    $  17.66    $   5.72    $   7.52    $   0.38    $   0.53



                                     Cement                Wallboard               Concrete               Aggregates
                                      (Ton)                  (MSF)               (Cubic Yard)                (Ton)
                              --------------------    --------------------    --------------------    --------------------
Nine Months Ended Dec. 31,      1996        1995        1996        1995        1996        1995        1996        1995
--------------------------    --------    --------    --------    --------    --------    --------    --------    --------
Sales Volume (M)                 1,712       1,720         516         486         483         466       1,623       2,379

Average Net Sales Price       $  63.56    $  60.32    $  96.50    $  88.85    $  46.67    $  45.83    $   4.15    $   4.07

Operating Margin              $  20.25    $  17.92    $  26.25    $  17.39    $   6.90    $   7.70    $   0.55    $   0.46


         Cement revenues for the current quarter were $32,228,000, up 2% from $31,740,000 for the same quarter in the prior year. Operating earnings were $10,466,000, a 2% decrease from $10,703,005 for the same quarter last year. Higher average sales prices offset by an 8% increase in cost of sales and a 4% decline in sales volume resulted in the net quarterly decline. Sales volume of 510,000 tons for the current quarter was down 22,000 tons from prior year's quarter due to a normal winter shipping season during this year's third quarter. Cost of sales increased 8% over prior year's quarter due to higher purchased cement sales this year and a positive inventory correction last year. All facilities again operated at capacity and ended the quarter with lower than normal clinker and cement inventories. For the nine month period Cement revenues were $108,844,000, a 5% increase over $103,739,000 for the same period last year. Operating earnings from Cement were $34,678,000 for the nine months, a 13% increase from $30,819,000 for the same period in the prior year. Cement operating earnings increased due to higher sales prices in all of CXP's markets partially offset by a 2% increase in cost of sales.

         Revenues from Gypsum Wallboard were $18,103,000 for the quarter this year, a 27% increase over revenues of $14,231,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $5,467,000, an 89% increase from $2,899,000 for the same period last year. Increased sales volume and improved margins resulted in the net gain for the quarter. Average sales prices for the current quarter of $106.45 per thousand square feet ("MSF") exceeded prior year's third quarter sales prices by 23%. A strong single-family housing construction market coupled with increased commercial and reconstruction demand resulted in record industry consumption for 1996. Production cost increased over prior year's cost due to increased fuel cost and major maintenance at the Albuquerque plant. Gypsum Wallboard had revenues of $49,806,000 for the first nine months of this fiscal year, 15% higher than the $43,195,000 for the same period in fiscal 1996. Gypsum Wallboard operating earnings for the nine months were $13,547,000, an improvement of 60% from the $8,455,000 earnings for the same period last year. The net earnings gain over prior year resulted from increased sales volume and improved operating margins. Operating margins for the nine months increased over prior year's comparable period due to 9% higher sales prices along with a 2% decrease in production costs.

         Current quarter revenues from Concrete/Aggregates totaled $9,123,000, a 6% decrease from $9,737,000 for the prior year's quarter. Operating earnings from Concrete/Aggregates were $1,052,000 for the quarter this year, a 31% decline from prior year's quarter due to reduced margins and lower sales volume. Concrete earnings for the quarter decreased 31% from last year's quarter due to reduced margins and 9% lower sales volume. Cost of sales increased 7% due primarily to higher cement and aggregates cost. Aggregates earnings for the quarter decreased 31% from prior year's quarter due to increased cost of sales and lower sales prices and volume. Aggregates sales volume declined due to the sale of the north Texas aggregates operation early in last year's third quarter. For the nine months, Concrete/Aggregates revenues were $29,289,000 this year, compared to $31,032,000 for the same period last year. Operating earnings were $4,221,000 for the nine months this year versus $4,687,000 for the same period last year. Concrete margins declined due to higher sales prices being offset by increased materials and production costs. Aggregates margins increased due to higher net sales prices and slightly lower production costs. Aggregates sales volume of 1,712,000 tons for the first nine months of this fiscal year was 32% below the prior year's nine month total of 2,379,000 tons due to the sale of the north Texas sand and gravel operation in last fiscal year's third quarter.

         Other income includes clinker sales, non-inventoried aggregates sales, trucking income, asset sales, royalty and lease income, wallboard accessories and other miscellaneous items.

         Corporate overhead for the quarter was $459,000 higher than prior year's quarter due primarily to performance incentive compensation accruals.

         Net interest income for this year's quarter and nine months increased over last year due to increased cash and cash equivalent balances.

STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has approved the repurchase of up to two million shares of the Company's common stock. The Company repurchased on the open market and from Centex Corporation a total of 40,196 shares in fiscal year 1995, but none in fiscal year 1996. During the nine months ending December 31, 1996, CXP repurchased 1,038,100 shares of its common shares at a cost of approximately $15.0 million from the public. The share repurchases for the nine months ended December 31, 1996 increased Centex Corporation's ownership interest from 49% to approximately 51.2%.

FINANCIAL CONDITION

         The Company has a $35 million unsecured revolving credit facility expiring on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at December 31, 1996, CXP believes that its internally generated cash flow coupled with funds available under the credit facility will enable CXP to provide adequately for its current operations and future growth.

         Working capital at December 31, 1996 was $66.7 million, up $20.9 million from March 31, 1996. Stock repurchases during the nine months ended December 31, 1996 amounted to $15.0 million. Capital spending of $4.4 million for the first nine months of fiscal 1997 was down from the prior year's first nine months due to last year's recommissioning of the second kiln at the Laramie plant.

OUTLOOK

         The Company's record financial results during the first nine months of fiscal 1997 reflect continued strength in demand and pricing for its Cement and Gypsum Wallboard products. Assuming no significant change in overall economic climate during the remainder of fiscal 1997, the Company should post its third consecutive record financial performance. At December 31, 1996 the Company was virtually debt free and well positioned to take advantage of potential growth opportunities.

OTHER DEVELOPMENTS

         On December 5, 1996, the Company signed a definitive agreement to purchase Eagle-Gypsum Products gypsum wallboard and cogeneration power facilities located in Gypsum, Eagle County, Colorado. The acquisition is subject to the satisfaction of customary conditions, including receipt of applicable governmental approvals.

         The Eagle-Gypsum Products facility has annual production capacity of approximately 400 million square feet of wallboard. Upon completion the acquisition will increase the Company's gypsum wallboard production capacity by approximately 60% to 1.1 billion square feet annually.

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



                           PART II. OTHER INFORMATION




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits

                           27 - Financial Data Schedule


                  (b)      Reports on Form 8-K


                           The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1996.

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



                                             CENTEX CONSTRUCTION PRODUCTS, INC.
                                             ----------------------------------
                                                         Registrant






February 10, 1997                                  /s/ O.G. Dagnan
                                           -------------------------------------
                                                       O. G. Dagnan
                                           President and Chief Executive Officer
                                               (principal executive officer)





February 10, 1997                             /s/ Arthur R. Zunker, Jr.
                                     -------------------------------------------
                                                  Arthur R. Zunker, Jr.
                                     Senior Vice President-Finance and Treasurer
                                              (principal financial and
                                              chief accounting officer)

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------


  27                     Financial Data Schedule