Form 10-K
period 1997-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 1997-06-27
CIK 918646

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE,
                       SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997


                          COMMISSION FILE NO. 1-12984


                       CENTEX CONSTRUCTION PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                            (STATE OF INCORPORATION)

                                   75-2520779
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

              3710 RAWLINS, SUITE 1600, LB 78, DALLAS, TEXAS 75219
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 559-6514
                        (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                 NAME OF EACH
                                                              EXCHANGE ON WHICH
   TITLE OF EACH CLASS                                            REGISTERED
--------------------------                                    -----------------

     COMMON STOCK                                               NEW YORK STOCK
(PAR VALUE $.01 PER SHARE)                                        EXCHANGE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X.   No   .
                                                   ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K.____.

         Indicate the number of shares of the registrant's classes of common stock (or other similar equity securities) outstanding as of the close of business on June 24, 1997:

          Common Stock                              21,991,514 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, and III, of this Report:
         (a) 1997 Annual Report to Stockholders of Centex Construction Products, Inc. for the fiscal year ended March 31, 1997.
         (b) Proxy statement for the annual meeting of stockholders of Centex Construction Products, Inc. to be held on July 17, 1997.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
                                             PART I
Item 1.   Business:
                 General                                                                         1
                 Industry Segment Information                                                    1
                 Employees                                                                      13

Item 2.   Properties                                                                            14

Item 3.   Legal Proceedings                                                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                                   15

                                             PART II

Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters                                                    15

Item 6.   Selected Financial Data                                                               16

Item 7.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                          16

Item 8.   Financial Statements and Supplementary Data                                           16

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                           16

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant                                    16

Item 11.  Executive Compensation                                                                16

Item 12.  Security Ownership of Certain Beneficial Owners and Management                        17

Item 13.  Certain Relationships and Related Transactions                                        17

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                       17

SIGNATURES                                                                                      19

INDEX TO EXHIBITS                                                                              20-21

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Centex Construction Products, Inc. ("CXP" or the "Company") is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. The Company produces and sells cement, aggregates, readymix concrete and gypsum wallboard. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly owned subsidiary of Centex Corporation ("Centex"). On April 19, 1994, the Company completed an Initial Public Offering ("IPO") of 51% of its common stock. As a result of the IPO, Centex's ownership of the Company was reduced to 49%. Unless the context indicates to the contrary, the terms "CXP" and the "Company" as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company's common stock, par value $0.01 per share ("CXP Common Stock"), began trading publicly on April 19, 1994. As of June 24, 1997, 21,991,514 shares of CXP Common Stock, which are traded on the New York Stock Exchange, were outstanding.

         As previously disclosed, CXP's Board of Directors authorized CXP management to repurchase up to two million shares of CXP Common Stock as management determines advisable. As a result of repurchases during fiscal year 1997 by CXP of its common stock from the public and recent purchases of CXP Common Stock by Centex, Centex now owns approximately 54.4% of the outstanding shares of CXP Common Stock.

         CXP's involvement in the construction products business dates to 1963, when it began construction of its first cement plant. Since that time, the Company's operations have been expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete and gypsum wallboard.

         The Company operates four quarrying and manufacturing facilities and a network of 12 terminals for the production and distribution of portland and masonry cement. These facilities are primarily in Texas, northern Illinois, the Rocky Mountains, Nevada and northern California. The Company is also vertically integrated, to a limited extent, with readymix concrete operations in the Austin, Texas area and a portion of northern California. The Company extracts and produces aggregates from its deposits near Sacramento, California (the largest single permitted sand and gravel deposit in northern California) and Austin, Texas. The Company operates a quarry located in close proximity to two of its gypsum wallboard manufacturing facilities which are located in Albuquerque and nearby Bernalillo, New Mexico. On February 26, 1997 the Company purchased the equity interest of a company that owned a gypsum quarry, a gypsum wallboard plant and an associated cogeneration power facility all located at Gypsum (near Vail), Colorado. The Company's wallboard production is shipped by rail and truck to markets throughout the continental United States. The Company's corporate office is in Dallas, Texas.

INDUSTRY SEGMENT INFORMATION

         The following table presents revenues and earnings before interest expense and income taxes contributed by each of the Company's industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note E of the Notes to the Consolidated Financial Statements of CXP on page 24 of CXP's Annual Report to Stockholders for the fiscal year ended March 31, 1997 (the "1997 CXP Annual Report").

                                                               For The Fiscal Years Ended March 31,
                                           ----------------------------------------------------------------------------
                                            1997              1996              1995             1994             1993
                                           ------            ------            ------           ------           ------
                                                                        (In Millions)
Contribution to Revenues:
         Cement                           $133.3             $125.7            $109.9           $101.7          $ 85.6
         Gypsum Wallboard                   72.2               58.3              51.7             32.8            21.4
         Concrete and Aggregates            36.8               39.9              35.2             35.1            30.0
         Other, Net                          1.8                2.8               1.6              1.2             2.8
                                          ------             ------            ------           ------          ------
                                           244.1              226.7             198.4            170.8           139.8
         Less Intersegment Sales            (4.7)              (4.1)             (4.1)            (4.0)           (3.3)
                                          ------             ------            ------           ------          ------

            Total Net Revenues            $239.4             $222.6            $194.3           $166.8          $136.5
                                          ======             ======            ======           ======          ======

Contribution to Operating
      Earnings (Loss):
         Cement                           $ 39.8             $ 35.3            $ 26.0           $ 15.9          $ 12.4
         Gypsum Wallboard                   20.5               11.9               7.2             (0.1)           (4.7)
         Concrete and Aggregates             4.8                5.6               2.6              1.7            (3.2)
         Other, Net                          1.8                2.8               1.6              1.2             2.8
                                          ------             ------            ------           ------          ------
                                            66.9               55.6              37.4             18.7             7.3
         Corporate Overhead                 (3.9)              (2.5)             (2.3)            (1.8)           (2.0)
                                          ------             ------            ------           ------          ------

            Total Earnings Before
            Interest and Income Taxes     $ 63.0             $ 53.1            $ 35.1           $ 16.9          $  5.3
                                           ======            ======            ======           ======          ======

         Revenues for the past three years from each of the Company's industry segments, expressed as a percentage of total consolidated net revenues, were as follows:

                                                                         Percentage of Total
                                                                       Consolidated Net Revenues
                                                            --------------------------------------------
Segment:                                                     1997                1996              1995
                                                            ------              ------            ------
         Cement                                              53.8%               54.8%             54.5%
         Gypsum Wallboard                                    30.2                26.2              26.6
         Concrete/Aggregates:
             Readymix Concrete                               11.8                12.9              12.9
             Aggregates                                       3.4                 4.8               5.2
                                                            -----               -----            ------
                                                             15.2                17.7              18.1
         Other                                                0.8                 1.3               0.8
                                                            -----               -----            ------
            Total Consolidated Net Revenues                 100.0%              100.0%            100.0%
                                                            ======             ======            ======

CEMENT OPERATIONS

         Company Operations. The Company's cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas-Lehigh Cement Company, a joint venture owned 50% by the Company and 50% by Lehigh Portland Cement Company, a subsidiary of Heidelberger Zement AG. The LaSalle, Illinois plant is owned by Illinois Cement Company, a joint venture owned 50% by CXP and 50% by RAAM Limited Partnership, a partnership controlled by members of the Pritzker family. The Company receives a management fee of $150,000 per year to manage

\the Illinois joint venture. The Company's Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

         Cement is the basic binding agent for concrete, a primary construction material. The manufacture of portland cement primarily involves the extracting, crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to the consistency of face powder to produce finished cement. Clinker can be produced utilizing either of two basic methods, a "wet" or a "dry" process. In the wet process, the raw materials are mixed with water to the advantage of greater ease in the handling and mixing of the raw materials. However, additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either pre-heater plants, in which hot air is recycled from the rotary kiln to pre-heat materials, or are precalciner plants, in which separate burners are added to accomplish a significant portion of the chemical reaction prior to the introduction of the raw materials into the kiln.

         As fuel is a major component in the cost of producing clinker, most modern cement plants, including all four of the plants operated by the Company, incorporate the more fuel efficient dry process technology. At present, approximately 84% of the Company's clinker capacity is from preheater or preheater/precalciner kilns, compared to approximately one-half of U.S. cement capacity manufactured from such kilns. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins.

                           Rated Annual                                                       Estimated
                             Clinker                                                          Minimum
                             Capacity                               Number                    Limestone
                            (Thousand      Manufacturing              of     Dedication       Reserves
Location                  short tons)(1)      Process                Kilns      Date          (Years)
--------                  -----------      -------------            ------   ----------       ---------
Buda, Texas (2)               1,080        Dry - 4 Stage               1       1978              60
                                             Preheater
                                           Flash Calciner                      1983
LaSalle, Illinois (2)           530          Dry - 4 Stage             1       1974              60
                                           Preheater
Laramie, Wyoming                630          Dry - 2 Stage             1       1988              40
                                             Preheater
                                           Dry - Long Dry              1       1996 (4)
                                             Kiln
Fernley, Nevada                 480        Dry - Long Dry              1       1964              20
                                             Kiln
                                           Dry - 1 Stage               1       1969
                                             Preheater
                              -----

         Total (3)            2,720
                              =====



-------------------------------------
(1)      One short ton equals 2,000 pounds.
(2) The amounts shown represent 100% of plant capacity and production. These plants are owned by joint ventures in which the Company has a 50% interest.
(3) Generally, a plant's cement grinding production capacity is greater than its clinker production capacity.
(4) Commenced production during the fourth quarter of the fiscal year ended March 31, 1996.

         The Company's net cement production, excluding the joint venture partners' 50% interest in the Buda and LaSalle plants, totaled 1.9 million tons both in fiscal 1997 and fiscal 1996. Total net cement sales were 2.1 million tons both in fiscal 1997 and in fiscal 1996, as all four cement plants sold all of the product they produced. During the past two years, the Company purchased minimal amounts of cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 1997, 8.8% of the cement sold by the Company was acquired from outside sources, the same percentage as in fiscal 1996.

         Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained by mining and extracting from quarries owned or leased by the Company (including its joint ventures) and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it (or its joint ventures) will permit each of its plants to operate at its present production capacity for at least 40 years or, in the case of the Company's Nevada plant, at least 20 years. The Company expects that additional limestone reserves for its Nevada plant will be available when needed on an economically feasible basis, although they may be more distant and more expensive to transport than the Company's existing reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, which are either obtained from Company-owned or leased reserves or are purchased from outside suppliers.

         The Company's cement plants use coal as their primary fuel, but are equipped to burn natural gas as an alternative. The Company has not used hazardous waste-derived fuels in its plants. The Company's LaSalle, Illinois and Buda, Texas plants have been permitted to burn, and are burning, scrap
tires as a partial fuel alternative.   Electric power is also a major cost
component in the manufacture of cement. The Company has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose the Company to some production interruptions during periods of power curtailment.

         Marketing and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the "PCA"), the industry's primary trade organization, the three construction sectors that are the major components of cement consumption are
(i) public works construction, including public buildings, (ii) commercial and industrial construction and (iii) residential construction, which comprised 54%, 18% and 22%, respectively, of U.S. cement consumption in 1995, the most recent period for which such data are available. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy and can exhibit substantial variations across the country as a result of the differing structures of the regional economies. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. While the impact on the Company of construction cycles in individual regions may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company's cement segment sales and earnings follow a similar cyclical pattern.

         The following table sets forth certain information regarding the market area served by each of the Company's cement plants and the location of the Company's distribution terminals in each area. The Company has a total of 12 cement storage and distribution terminals, which are strategically located to extend the marketing areas of its plants.

         Plant Location           Principal Market Area             Distribution Terminals
         --------------           ---------------------             ----------------------
         Buda, Texas              Texas and western Louisiana       Corpus Christi, TX
                                                                    Houston, TX
                                                                    Orange, TX
                                                                    Roanoke (D/FW), TX
                                                                    Waco, TX

         LaSalle, Illinois        Illinois and southern Wisconsin   Hartland, WI

         Laramie, Wyoming         Wyoming, Utah, southern Idaho,    Rock Springs, WY
                                  northern Colorado, western        Salt Lake City, UT
                                  Nebraska and eastern Nevada       Bliss, ID
                                                                    Denver, CO
                                                                    North Platte, NE

         Fernley, Nevada          Nevada (except Las Vegas) and     Sacramento, CA
                                  northern California

         Cement is distributed directly to customers principally by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for as much as 10% of the Company's cement sales during fiscal 1997.

         Sales are made on the basis of competitive prices in each market area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects.

         Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and, beginning in the 1980s, the importation of foreign cement through various terminal operations. Despite price inelasticity of overall cement demand, competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a marketing area is intense because of the fungible nature of the product. The U.S. cement industry is fragmented into regional markets rather than a single national market. Because of cement's low value-to-weight ratio, the relative cost of transporting cement is high and limits the geographic area in which each company can market its products economically. No one cement company has a distribution of plants extensive enough to serve all markets. The number of principal competitors of the Company's Texas, Illinois, Wyoming, and Nevada plants are seven, eight, four and six, respectively, operating in these regional markets.

         The United States cement industry comprises approximately 50 companies which own 107 gray cement plants with approximately 83.0 million tons of clinker manufacturing capacity (approximately 87.1 million tons of cement manufacturing capacity assuming a 105% conversion ratio). The PCA estimates that cement demand totaled approximately 102 million tons in 1996, with approximately 15 million tons of such demand being satisfied by imported cement. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 95% of its aggregate manufacturing capacity during 1996. During 1996, several companies announced or began capital projects to enhance the productivity and incrementally expand the capacity of existing cement manufacturing facilities.

         Cement imports into the United States occur primarily to supplement domestic cement production during peak demand periods. Throughout most of the 1980's, however, competition from low-priced imported cement in most coastal and border areas of the U.S. grew significantly, which included the company's Fernley, Nevada and Buda, Texas plant's markets. According to the PCA, the 1980's was a period of relatively high cement imports. This high level of imports depressed cement prices during a period of strong U.S. cement demand. As a result of antidumping petitions filed by a group of domestic cement producers, significant antidumping duty cash deposit requirements have been imposed on cement imported from Mexico since 1990 and from Japan since 1991. Venezuela signed a suspension agreement requiring it not to export to the U.S. at dumped prices. The existing antidumping orders and suspension agreement have contributed substantially to an improvement in the condition of the U.S. cement industry.

         In the case of Mexico, margins to calculate cash deposit rates and the resulting antidumping duties are subject to annual review by the Department of Commerce and appeal to the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit or to binational dispute panels under the North American Free Trade Agreement ("NAFTA").

         Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade ("GATT") and the GATT Antidumping Code were superseded on January 1, 1995, by a new GATT, which will be administered by the newly created World Trade Organization. The antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force. New legislation passed by Congress in December 1994, however, requires the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan and the suspension agreement with Venezuela prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

         NAFTA thus far has had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. The Company does not believe that NAFTA will have a material, adverse effect on the foregoing antidumping duty cash deposit rates in the near
future.   A substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA, or any other reason could adversely affect the Company's results of operations.

         Capital Expenditures. Capital expenditures during fiscal 1997, amounted to $2.9 million for the cement segment compared with $13.1 million and $3.7 million in fiscal 1996 and 1995, respectively. Capital outlays in fiscal 1998, have been budgeted at approximately $4.2 million. Approximately 9% of the budgeted fiscal 1998 total is related to compliance with environmental regulations. Approximately $10.5 million of fiscal 1996 total was for the reactivation of the second kiln at the Laramie plant.

         Environmental Matters. The cement manufacturing industry, including the operations of the Company, is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal, and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. None of the Company's sites are listed as a "Superfund site."

         The Company's operations are also potentially affected by the Resource Conservation and Recovery Act ("RCRA"), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. The Company's operations generate nonhazardous solid waste which may include cement kiln dust ("CKD"). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in the Company's operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency ("U.S. EPA"). Nevertheless, such CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA completed its review of CKD and has decided to promulgate regulations to govern the handling and disposal of CKD which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until those regulations are in place.

         In the past, the Company collected and stored CKD on-site at its cement plants. The Company continues to store such CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. The Company's cement kilns utilize coal, natural gas, minimal amounts of self-generated waste oil, and scrap tires in the Illinois and Texas plants, as fuel. Currently, the Company recycles substantially all CKD related to present operations at all of its cement facilities. When the U.S. EPA removes the CKD exemption and develops particular CKD management standards in the future, the Company might be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

         In April 1992, one of the Company's subsidiaries, Nevada Cement Company ("NCC"), was identified as a potentially responsible party under CERCLA by the U.S. EPA at the North American Environmental, Inc. storage facility in Clearfield, Utah ("North American Environmental Site") because of allegations that NCC arranged for the disposal of hazardous substances at that site. The Company has records indicating that all of the hazardous substances originating from NCC that were temporarily stored at the North American Environmental Site were removed from the storage facility and destroyed in accordance with applicable laws. The Company is aware of no current estimates of the total remediation costs or the total volume of waste associated with this site. The U.S. EPA has also identified the NCC cement plant site in Fernley, Nevada, as a potential hazardous waste site and entered it into the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") data base in January 1992. U.S. EPA performed an assessment in 1992, under CERCLA at the NCC plant because of concerns over an unlined disposal pond and a citizen complaint about disposal of wastes. NCC cleaned up the contaminated soil in the vicinity of this pond under the jurisdiction of the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection at an immaterial cost to NCC. There is no assurance that the Company will not incur material liability in connection with the North American Environmental Site or the contamination concerns at the Fernley, Nevada plant site.

         Another RCRA concern in the cement industry involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. The Company currently crushes spent refractory brick and uses it as raw feed, but such brick does not contain chromium.

         The Clean Air Act Amendments of 1990 (the "Amendments") provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. The Company's U.S. operations have submitted detailed permit applications and will pay increased recurring permit fees. In addition, the U.S. EPA is developing regulations for toxic air pollutants under these Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing.

The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a competitive disadvantage.

         The Federal Water Pollution Control Act, commonly known as the Clean Water Act ("Clean Water Act"), provides comprehensive federal regulation of all sources of water pollution. In September 1992, the Company filed a number of applications under the Clean Water Act for National Pollutant Discharge Elimination System ("NPDES") stormwater permits.

         Management believes that the Company's current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with environmental laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities, or claims. Moreover, the Company cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws will be administered or interpreted. Compliance with more stringent environmental laws, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

         With respect to some of the Company's quarries used for the extraction of raw materials for its cement and gypsum operations and for the mining of aggregates for its aggregate operations, the Company is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining. The Company generally accrues the reclamation costs for a specific quarry over the life of the quarry.

GYPSUM WALLBOARD OPERATIONS

         Company Operations. The Company owns and operates three gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico and one located at Gypsum, Colorado. The Company mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster.
The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale.

         The Albuquerque plant was acquired in 1985, and was operated until early 1991. Following the start-up of the new Bernalillo plant in the spring of 1990, the Company elected to discontinue operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993, due to improvements in wallboard demand and prices. The Gypsum, Colorado gypsum wallboard plant and accompanying electric power cogeneration facility were purchased on February 26, 1997. The plant originally commenced production in early 1990 and had been operated by an independent producer until the acquisition by CXP.

   The following table sets forth certain information regarding these plants:

                                                     Rated Annual            Estimated Minimum
                                                   Wallboard Capacity           Gypsum Rock
                 Location                               (MMSF)(1)             Reserves (years)
                 --------                          ------------------        ------------------
                 Albuquerque, New Mexico                   250                     100 (2)
                 Bernalillo, New Mexico                    420                     100 (2)
                 Gypsum, Colorado                          400                      20 (3)
                                                        ------
                          Total                          1,070
                                                        ======

                 ------------------------------------------
                 (1)  Million Square Feet ("MMSF")
                 (2)  The same reserves serve both plants.
                 (3) Proven reserves only. See Raw Materials and Fuel Supplies section for additional reserves.


         The Company's net wallboard production totaled 715 MMSF in fiscal 1997, and 672 MMSF in fiscal 1996. Total wallboard sales were 726 MMSF in fiscal 1997, and 661 MMSF in fiscal 1996.

         Raw Materials and Fuel Supplies. The Company mines and extracts gypsum rock, the principal raw material used in the manufacture of wallboard, from mines and quarries owned, leased or subject to claims owned by the Company and located near its plants. The New Mexico and Colorado mines and quarries are estimated to contain approximately 60 million tons and 7 million tons of proven and probable gypsum reserves, respectively. Based on its current production capacity, the Company estimates that the life of its existing gypsum rock reserves is approximately 100 years and 20 years, respectively.

         The Colorado plant controls 99 unpatented placer mining claims on 1,980 acres of land under the jurisdiction of the U.S. Bureau of Land Management. The land, which is adjacent to the present quarry, has not been drilled and therefore, the reserves cannot be classified as proven or probable. Management believes that these claims contain substantial quantities of gypsum rock.

         Paper used in manufacturing gypsum wallboard is purchased by the Company from third party suppliers. Approximately 40% of the Company's requirements are under contract for a two year period with an annual automatic renewal. The remainder of the paper requirements are purchased on the open market from various suppliers. The Company does not believe that the loss of a supplier would have a material, adverse effect on its business.

         The Company's wallboard manufacturing operations use large quantities of natural gas and electrical power. Substantially all of the Company's natural gas requirements for its wallboard plants are currently provided by two gas producers under gas supply agreements expiring in May, 1998 for both the New Mexico and Colorado plants. If the agreements are not renewed, the Company expects to obtain its gas supplies from other local gas producers at competitive prices. Electrical power is supplied to the Company's New Mexico plants at standard industrial rates by a local utility. The Company's Albuquerque plant adopted an interruptible power supply agreement which may expose it to some production interruptions during periods of power curtailment. The Gypsum, Colorado plants power is supplied by the cogeneration power facility acquired along with the gypsum wallboard plant in February, 1997. Currently, the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties.

         Marketing and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling and (iii) non-residential construction, which the Company estimates accounted for approximately 45%, 37% and 18%, respectively, of historical industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential construction activity, have partially mitigated the impact of fluctuations in overall levels of new construction.

         Although the percentage of wallboard shipments accounted for by new residential construction has declined in recent years, new residential construction remains the largest single source of gypsum wallboard demand. In recent years, demand has been favorably impacted by a shift toward more single-family detached housing within the new residential construction segment and by an increase in the size of the average single family detached home.

         The size of the total residential repair and remodel market grew to a record $116 billion in 1995, from $46 billion in 1980. Although data on commercial repair and remodel activity is not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefitted from the fact that it has increasingly come to be viewed by the homeowner, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

         The Company markets wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the United States. No single customer accounted for as much as 10% of the Company's total gypsum wallboard sales during fiscal 1997.

         During fiscal 1997, the principal states in which the Company had wallboard sales were Florida, Texas, New Mexico, Colorado and Illinois. Prior to fiscal 1992, most of the Company's wallboard sales were made in the western United States, with significant sales in California. However, due to the sharp decline in construction activity in California during the early 1990s, the Company has focused the distribution of its wallboard in various other areas of the country.

         Although wallboard is distributed principally in regional markets, the Company and certain other producers have the ability to ship wallboard by rail outside their usual regional distribution area to take advantage of these other regional increases in demand. The Company owns or leases 167 railcars for transporting wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois. The Company's rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 1997, approximately 38% of the Company's sales volume of gypsum wallboard was transported by rail.

         Competition. The gypsum wallboard industry is highly competitive. There are nine principal manufacturers of wallboard operating a total of 73 plants. The Company estimates that the three largest producers, including USG Corporation, National Gypsum Company, and Georgia-Pacific Corporation, account for over 80% of wallboard sales in the United States. In 1996 and early 1997, the industry experienced some consolidation, the largest being Georgia-Pacific Corporation's purchase of the gypsum business of Domtar, Inc. In general, a number of the Company's competitors in the wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated operations consisting of wallboard manufacturing plants, paper mills and distribution centers, which may provide them with certain cost advantages over the Company.

         Competition among wallboard producers is primarily on a regional basis, with local producers benefiting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

         Total United States wallboard production capacity is estimated currently at 26.0 billion square feet per year. The Gypsum Association, an industry trade group, estimates that total 1996 wallboard shipments were approximately 25.0 billion square feet, resulting in industry capacity utilization of over 95%. Imports are not a major factor in the wallboard industry.

         Capital Expenditures. Capital expenditures during fiscal 1997 amounted to $52,758,000 (including $52 million for the Eagle acquisition) for the wallboard segment compared with $889,000 in fiscal year 1996, and $279,000 for fiscal year 1995. Capital outlays in fiscal 1998 have been budgeted at approximately $6.2 million with no expenditures related to compliance with environmental regulation.

         Environmental Matters. The gypsum industry is subject to environmental regulations similar to those governing the Company's cement operations. None of the Company's gypsum operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not and has not used asbestos in any of its gypsum products.

         In the fiscal year ended March 31, 1996, the Company's gypsum subsidiary entered into a consent order with the U.S. EPA to settle claims of the U.S. EPA against potentially responsible parties with respect to a waste disposal facility in Broomfield, Colorado. The Company's subsidiary contracted with the facility for the disposal of a small amount of liquid waste. The facility was eventually closed by governmental agencies. The Company's subsidiary settled this matter by entering into the consent order and paying approximately $50 into a settlement fund.

CONCRETE AND AGGREGATES OPERATIONS

         Company Operations. Readymix concrete, a versatile building material used in almost all construction, involves the mixing of cement, sand, gravel, crushed stone and water to form concrete which is then marketed and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to the customer's job site in mixer trucks.

         The construction aggregates business consists of the mining, extraction, production and sale of crushed stone, sand, gravel and lightweight aggregates such as expanded clays and shales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of portland and asphaltic cement concrete mixes and in highway construction and maintenance.

         As in the cement industry, the demand for readymix concrete and
aggregates largely depends on regional levels of construction activity.   The
construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable rates and overall fluctuations in regional economies, and therefore tends to be cyclical. Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in local markets. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can market their products only in areas within 100 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregate production facilities and zoning of land to permit mining and extraction of aggregates.

         The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

                 Location                          Number of Plants          Number of Trucks
                 --------                          ----------------          ----------------
                 Northern California                       5                       35
                 Austin, Texas                             5                       57
                                                        ------                   ------
                          Total                           10                       92
                                                        ======                   ======

         The Company's production of readymix concrete reached a ten-year peak of 992,000 cubic yards in 1986. Since such date, production has declined in response to decreased demand in the northern California and Austin markets. The Company believes that it has the capacity to significantly increase its concrete production from existing levels by adding to its fleet of trucks in the event that market conditions improve.

         The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. During fiscal 1996, the Company sold its aggregates-only, marginally profitable, non-strategic production facility near Fort Worth, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations.

                                                             Estimated Annual
                                                            Production Capacity      Estimated Minimum
Location                  Types of Aggregates                (Thousand tons)(1)       Reserves (Years)
--------                  -------------------               -----------------         -----------------
Northern California       Sand and Gravel                         1,285                    100
Austin, Texas             Limestone                               1,020                     70
                                                                  -----
         Total                                                    2,305
                                                                  =====

------------------------------------------------------
(1)  Based on single-shift operation.

         The Company's net readymix concrete production was 603,000 cubic yards in fiscal 1997, and 629,000 cubic yards in fiscal 1996. Total net aggregate sales were 2.1 million tons in fiscal 1997, and 2.8 million tons in fiscal 1996.

         Raw Materials. The Company supplies all of its cement requirements for its Austin and northern California concrete operations. The Company supplies approximately 38% and 33%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its aggregates requirements from multiple sources in each of these markets.

         The Company is engaged in a dispute with two federal government agencies over title to a portion of its principal aggregates deposit in northern California. Of the property's 10,000 acres and estimated two billion tons of aggregates, approximately 6,500 acres containing reserves which the Company estimates at over one billion tons are not in dispute. See "Item 3, Legal Proceedings."

         Marketing and Distribution. The Company sells readymix concrete to numerous contractors and other customers in each plant's marketing area. The Company's batch plants in Austin and northern California are strategically located to serve each marketing area. Concrete is delivered from batch plants by trucks owned by the Company.

         The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company's aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for as much as 10% of the Company's concrete and aggregates sales during fiscal 1997.

         During the past several years, the Company has been engaged in negotiations with government officials to obtain the rights to build a rail line across Beale Air Force Base that would permit the Company to transport aggregates from its principal deposit north of Sacramento, California to the San Francisco Bay Area. The north Bay Area, in particular, is expected to experience a shortage of sand and gravel within the next ten years. In early 1997, the Company received a letter from certain representatives of the United States Department of the Air Force ("USAF") indicating that the USAF intended to terminate lease negotiations for the proposed right-of-way for the rail line due to the changing mission of Beale Air Force Base. The Company is attempting to re-commence negotiations with the USAF to conclude a lease agreement for the right-of-way across Beale Air Force Base. However, in light of the letter from the USAF, there can be no assurances that the Company will execute a lease with the USAF to construct the rail line across Beale Air Force Base or, even if it does so, whether the rail line will ever be constructed.

         Competition. Competition among concrete producers within the Company's northern California and Austin markets is strong. The Company's competitors include five small and four large concrete producers in the northern California and Austin markets, respectively.

         Both concrete and aggregates are commodity products. Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Accordingly, competition in both the concrete and aggregates businesses is based principally on price and, to a lesser extent, on product quality and customer service.

         Environmental matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company's cement operations. None of the Company's concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

EMPLOYEES

         The Company and its subsidiaries had approximately 1,053 employees at March 31, 1997. Approximately 22% of the employees are represented by collective bargaining units.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report and Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections concerning the general state of the economy and the industry and market conditions in certain geographic locations in which the Company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

         The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted. Risks and uncertainties include changes in general economic and market conditions such as changes in interest rates, adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, public infrastructure expenditures, competition, and the availability of raw materials. Other risks and uncertainties could also affect the outcome of the forward-looking statements.

ITEM 2.  PROPERTIES

         The Company operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are each owned by separate joint ventures in which CXP has a 50% interest. The Company's principal aggregate plants and quarries are located in Austin, Texas and Marysville, California. In addition, the Company operates gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico and Gypsum, Colorado. None of the Company's facilities are pledged as security for any debts.

         See "Item 1. Business" on pages 1-13 of this Report for additional information relating to the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS

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

         WAI notified its lessor, Yuba West Gold, Inc. ("Yuba"), and the lessor's successor-in-interest, Western Water Company ("Western Water"), of WAI's claims against both parties for title defects in the Yuba Goldfields. Yuba filed for protection under Chapter 11 of the United States Bankruptcy Code in September 1992, and subsequent to the April 1994 confirmation of Yuba's plan of reorganization, WAI received payments in cash from Yuba's bankruptcy estate amounting to approximately $1.05 million in satisfaction of the claims filed by WAI in such bankruptcy proceedings. In April 1994, WAI completed a transaction with Western Water to settle WAI's claims that Western Water breached its obligations to cure the Yuba Goldfields title defects. As a part of the settlement, Western Water released WAI from its obligation under the mineral lease to pay annual production royalties to Western Water for the remainder of the lease term.

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

         In addition to the proceedings described above, the Company is a party to certain other ordinary routine legal proceedings incidental to its business. In general, although the outcome of litigation is inherently uncertain, the Company believes that none of the litigation matters in which CXP or any subsidiary is involved, if determined unfavorable to CXP or any subsidiary, would have a material, adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF CXP (See Item 10 of Part III)

         The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers have been employed by the Company and/or one or more subsidiaries of the Company for the past five years. All of these executive officers were elected by the Board of Directors of the Company on July 18, 1996, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.

           Name                     Age                        Positions with CXP
         --------                 -------          ------------------------------------------
O. G. (Greg) Dagnan                 57             President and Chief Executive Officer
                                                   (President and Chief Executive Officer
                                                   since January 1990; Senior Vice President
                                                   - Operations from August 1989, to January
                                                   1990).

Richard D. Jones, Jr.               51             Executive Vice President and Chief Operating
                                                   Officer (since January 1990).

Arthur R. Zunker, Jr.               53             Senior Vice President - Finance and Treasurer
                                                   (Senior Vice President - Finance and Treasurer since
                                                   January 1994; Senior Vice President - Administration
                                                   from August 1984, to January 1994).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (See Item 7 below.)

ITEM 6.  SELECTED FINANCIAL DATA

         (See Item 7 below.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the 1997 CXP Annual Report:

         Items   Caption in the 1997 CXP Annual Report                                        Pages
         -----   -------------------------------------                                        -----
           5     Stock Prices and Dividends                                                     37

           5     Indebtedness (Note (C) to Consolidated Financial Statements
                 of CXP)                                                                        21

           6     Summary of Selected Financial Data                                           34-35

           7     Short-term Borrowings and Long-term Debt (Note (C) to Consolidated
                 Financial Statements of CXP)                                                   21

           7     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                        29-32


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for in this Item 8 is incorporated herein by reference to the 1997 CXP Annual Report as set forth in the index to consolidated financial statements and schedules on page 17 of this Report (see
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (See Item 11 below.)

ITEM 11.  EXECUTIVE COMPENSATION

         Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the page or pages indicated) in the Company's Proxy Statement dated June 26, 1997, for the Company's July 17, 1997 Annual Meeting of Stockholders (the "1997 CXP Proxy Statement"):

         Items            Caption in the 1997 CXP Proxy Statement            Pages
         -----            ---------------------------------------            -----
         10               Election of Directors                               2-4

         10               Section 16(a) Compliance                             15

         11               Executive Compensation                             9-14

         12               Security Ownership of Management and
                          Certain Beneficial Owners                           7-8

         13               Certain Transactions                                 15



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         (See Item 11 above.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (See Item 11 above.)


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report.

(1) and (2) See the Index to Consolidated Financial Statements and Schedules below for a list of the Financial Statements and Financial Statement schedules filed herewith.



            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                           Reference
                                                                                                      ------------------

                                                                                                           1997 CXP
CENTEX CONSTRUCTION PRODUCTS, INC.                                                                    Annual Report Page
                                                                                                      ------------------
Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             28
Statements of Consolidated Earnings for the years ended March 31, 1997, 1996 and 1995  . . . . . . .             14
Consolidated Balance Sheets as of March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . .             15
Statements of Consolidated Cash Flows for the years ended March 31, 1997, 1996 and 1995  . . . . . .             16
Statements of Consolidated Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995  .             17
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18-27
Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33


         Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3) Exhibits

         The information on exhibits required by this Item 14 is set forth in the CXP Index to Exhibits appearing on page 20 and 21 of this Report.

         (b)  Reports on Form 8-K:

         On March 12, 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K to report the acquisition on February 26, 1997 of all of the equity interests in the owner of a gypsum mine, gypsum wallboard plant, and a related cogeneration power facility, all located near Vail, Colorado. See "Item 1. Business - General" and "Item 1. Business - Gypsum Wallboard Operations".

         On May 12, 1997, the Company filed with the Securities and Exchange Commission an amended Current Report on Form 8-K/A to amend its prior Form 8-K filing to include the audited financial statements of the businesses acquired and the pro forma financial information of the Company required by Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




June 25, 1997                                    /s/ O. G. DAGNAN
                                 ----------------------------------------------
                                       O. G. Dagnan, Director, President and
                                             Chief Executive Officer
                                          (principal executive officer)



June 25, 1997                                /s/ ARTHUR R. ZUNKER, JR.
                                 ----------------------------------------------
                                 Arthur R. Zunker, Jr., Senior Vice President -
                                          Finance and Treasurer
                                 (principal financial and accounting officer)



June 25, 1997                                   /s/ ROBERT L. CLARKE
                                 ----------------------------------------------
                                         Robert L. Clarke, Director




June 25, 1997                                  /s/ LAURENCE E. HIRSCH
                                 ----------------------------------------------
                                             Laurence E. Hirsch, Director



June 25, 1997                                   /s/ DAVID W. QUINN
                                 ----------------------------------------------
                                               David W. Quinn, Director




June 25, 1997                                   /s/ HAROLD K. WORK
                                 ----------------------------------------------
                                               Harold K. Work, Director

                               INDEX TO EXHIBITS
                       CENTEX CONSTRUCTION PRODUCTS, INC.
                                AND SUBSIDIARIES

Exhibit
Number           Description of Exhibits
-------          -----------------------
  3.1            Restated Certificate of Incorporation of Centex
                 Construction Products, Inc. (the "Company")(filed
                 as Exhibit 3.1 to the Form S-8 Registration Statement
                 of the Company (No. 33-82928)(the "S-8 Registration
                 Statement"), filed on August 16, 1994, and incorporated
                 herein by reference)

  3.2            Amended and Restated Bylaws of the Company (filed as
                 Exhibit 3.2 to the S-8 Registration Statement and incorporated herein by reference)

  4.1            Form of Certificate evidencing Common Stock (filed as
                 Exhibit 4.1 to Amendment No. 3 to the Form S-1
                 Registration Statement of the Company (No. 33-74816), filed on April 4, 1994, ("Amendment No. 3"), and incorporated by reference herein)

  4.2            Credit Agreement dated as of April 18, 1994, among the
                 Company,  The First National Bank of Chicago,
                 Individually and as Agent, and the other Lenders named therein (filed as Exhibit 4.2 to the Annual Report on Form
                 10-K of the Company (File No. 1-12984) for the fiscal year ended March 31, 1995 (the "Form 10-K") and incorporated herein by reference)

4.3              Amendment No. 1 to the Credit Agreement, dated as of
                 March 20, 1996, among the Company, the First National
                 Bank of Chicago, individually and as agent, and the other lenders named therein (filed as Exhibit 4.3 to the Annual
                 Report on Form 10-K of the Company (File No. 1-12984) for the fiscal year ended March 31, 1996 and incorporated herein by reference)

 10.1            Joint Venture Agreement between Ilce, Inc. (f/k/a
                 Illinois Cement Company, Inc.) and RAAM Limited
                 Partnership, dated April 1, 1972, as amended (filed as Exhibit 10.1 to the Form S-1 Registration
                 Statement (No. 33-74816) of the Company, filed on February 4, 1994, (the "S-1 Registration Statement") and incorporated herein by reference)

 10.2            Joint Venture Agreement by and among Texas Cement
                 Company, the Company, and Lehigh Portland Cement
                 Company, dated March 25, 1986, as amended (filed as
                 Exhibit 10.2 to the S-1 Registration Statement) and incorporated herein by reference)

10.3*            The Centex Construction Products, Inc. amended and restated
                  Stock Option Plan(1)

 10.4            Supplemental Executive Retirement Plan of Centex
                 Construction Products, Inc. (filed as Exhibit 10.4 to the
                 1995 Form 10-K and incorporated herein by reference)(1)

 10.5 Indemnification Agreement dated as of April 19, 1994, between the Company and Centex Corporation ("Centex")
                 (filed as Exhibit 10.5 to the 1995 Form 10-K and incorporated herein by reference)

 10.6 Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries
                 (filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference)

 10.7            Administrative Services Agreement dated as of
                 April 1, 1994, between the Company and Centex
                 Service Company (filed as Exhibit 10.7 to the 1995
                 Form 10-K and incorporated herein by reference)

 10.8 Trademark License Agreement dated as of April 19, 1994, between the Company and Centex (filed as Exhibit 10.8 to the 1995 Form 10-K and incorporated herein by reference)

 10.9            Form of Indemnification Agreement between the
                 Company and each of its directors (filed as Exhibit
                 10.9 to Amendment No. 3 and incorporated herein by reference)(1)

 10.10 Limited Liability Company Unit Purchase Agreement (EGP), dated as of December 5, 1997, among Centex American Gypsum
                 Company, Centex Eagle Gypsum Company, and Eagle-Gypsum
                 Products (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-12984), filed on March 12, 1997,
                 (the "Form 8-K") and incorporated herein by reference)

 10.11           Limited Liability Company Unit Purchase Agreement (NES),
                 dated as of December 5, 1997, among Centex American Gypsum
                 Company, CEGC Holding Company, and National Energy Systems,
                 Inc. (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

 13** Annual Report to Stockholders of the Company for fiscal year ended March 31, 1997 (the "Annual Report to Stockholders")

 21*             Subsidiaries of the Company

 23*             Consent of Independent Public Accountants

 27*             Financial Data Schedule


-------------------------------
*   Filed herewith.
** With the exception of the information expressly incorporated by reference in this Annual Report on Form 10-K from the Annual Report to Stockholders, the Annual Report to Stockholders is not deemed filed with the Commission as a part of this Annual Report on Form 10-K.

(1) Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.