Form 10-Q
period 1997-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1997-08-08
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 JUNE 30, 1997

                         Commission File Number 1-12984


                                 [COMPANY LOGO]




                       CENTEX CONSTRUCTION PRODUCTS, INC.

                             A Delaware Corporation

                   IRS Employer Identification No. 75-2520779
                         3710 Rawlins, Suite 1600 LB 78
                              Dallas, Texas 75219
                                 (214) 559-6514



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------
As of the close of business on August 6, 1997, 21,976,821 shares of Centex Construction Products, Inc. common stock were outstanding.
--------------------------------------------------------------------------------

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS


                                 JUNE 30, 1997

                                                                     PAGE
                                                                     ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

          ITEM 1.     Consolidated Financial Statements                1

                      Consolidated Statement of Earnings
                      for the Three Months Ended
                      June 30, 1997                                    2

                      Consolidated Balance Sheets                      3

                      Consolidated Statement of Cash Flows
                      for the Three Months Ended
                      June 30, 1997                                    4

                      Notes to Consolidated Financial
                      Statements                                     5-6


          ITEM 2.     Management's Discussion and Analysis of
                      Results of Operations and Financial
                      Condition                                      7-9


PART II.  OTHER INFORMATION

          ITEM 6.     Exhibits and Reports on Form 8-K                10


SIGNATURES                                                            11

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

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                (dollars in thousands, except per share data)
                                 (unaudited)


FOR THE THREE MONTHS ENDED                                 June 30,
                                                   ----------------------
                                                      1997        1996
                                                   ----------  ----------
REVENUES
  Cement . . . . . . . . . . . . . . . . .         $   38,411  $   36,677
  Gypsum Wallboard . . . . . . . . . . . .             29,860      15,089
  Concrete/Aggregates  . . . . . . . . . .             10,242      10,139
  Other, net . . . . . . . . . . . . . . .                725         501
  Less Intersegment Sales  . . . . . . . .             (1,284)     (1,348)
                                                   ----------  ----------

                                                       77,954      61,058
                                                   ----------  ----------


COSTS AND EXPENSES
  Cement . . . . . . . . . . . . . . . . .             26,552      26,624
  Gypsum Wallboard . . . . . . . . . . . .             19,439      11,660
  Concrete/Aggregates  . . . . . . . . . .              8,956       8,389
  Less Intersegment Purchases  . . . . . .             (1,284)     (1,348)
  Corporate General & Administrative . . .                937         698
  Interest (Income) Expense, net . . . . .                (52)       (163)
                                                   ----------  ----------
                                                       54,548      45,860
                                                   ----------  ----------


EARNINGS BEFORE INCOME TAXES                           23,406      15,198

  Income Taxes . . . . . . . . . . . . . .              8,309       5,335
                                                   ----------  ----------

NET EARNINGS                                       $   15,097  $    9,863
                                                   ==========  ==========



EARNINGS PER SHARE                                 $     0.68  $     0.44
                                                   ==========  ==========

AVERAGE SHARES OUTSTANDING                         22,156,424  22,525,567
                                                   ==========  ==========

CASH DIVIDENDS PER SHARE                           $     0.05  $     0.05
                                                   ==========  ==========

          See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   June 30,       March 31,
ASSETS                                               1997           1997
------                                            -----------     --------
                                                  (Unaudited)       (*)
Current Assets
   Cash and Cash Equivalents . . . . . . .         $ 22,486       $  4,812
   Accounts and Notes Receivable, net  . .           47,224         38,700
   Inventories . . . . . . . . . . . . . .           28,226         31,482
                                                   --------       --------
     Total Current Assets  . . . . . . . .           97,936         74,994
                                                   --------       --------

Property, Plant and Equipment  . . . . . .          364,763        363,409
  Less Accumulated Depreciation  . . . . .         (142,873)      (139,033)
                                                   --------       --------
     Property, Plant & Equipment, net  . .          221,890        224,376
Notes Receivable, net  . . . . . . . . . .            1,548          1,407
Other Assets . . . . . . . . . . . . . . .            5,632          4,860
                                                   --------       --------
                                                   $327,006       $305,637
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Accounts Payable  . . . . . . . . . . .         $ 17,242       $ 16,472
   Accrued Liabilities . . . . . . . . . .           30,024         28,254
   Notes Payable . . . . . . . . . . . . .                -          2,000
   Current Portion of Long-Term Debt . . .               80             80
   Income Taxes Payable  . . . . . . . . .            7,343              -
                                                   --------       --------
     Total Current Liabilities   . . . . .           54,689         46,806
                                                   --------       --------

Long-term Debt . . . . . . . . . . . . . .              560            560

Deferred Income Taxes  . . . . . . . . . .           18,787         18,835

Stockholders' Equity
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 21,991,514 and
         22,217,864 Shares, respectively . . .          220            220
   Capital in Excess of Par Value  . . . .          146,749        147,212
   Retained Earnings . . . . . . . . . . .          106,001         92,004
                                                   --------       --------
Total Stockholders' Equity . . . . . . . .          252,970        239,436
                                                   --------       --------
                                                   $327,006       $305,637
                                                   ========       ========

* Condensed from audited financial statements.

          See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE THREE MONTHS ENDED                                  June 30,
                                                   ---------------------------
                                                     1997               1996
                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings . . . . . . . . . . . . . .         $ 15,097            $ 9,863
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization . . . . . . . . .            4,051              3,344
          Deferred Income Tax
            Provision  . . . . . . . . . .              (48)              (441)
  Increase in Accounts and Notes
     Receivable  . . . . . . . . . . . . .           (8,665)            (6,320)
  Decrease in Inventories  . . . . . . . .            3,256              2,793
  Increase in Accounts Payable and
     Accrued Liabilities   . . . . . . . .            2,540                721
  (Increase) Decrease in
     Other, net  . . . . . . . . . . . . .             (600)                51
  Increase in Income Taxes Payable . . . .            7,343              5,189
                                                   --------           --------
                                                     22,974             15,200
                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net  . . . . . . . . . . .           (1,737)            (1,241)
                                                   --------           --------
                                                     (1,737)            (1,241)
                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid To Shareholders . . . . .           (1,100)            (1,149)
  Retirement of Common Stock . . . . . . .           (1,418)           (11,258)
  Proceeds from Stock Option Exercises . .              955                212
  Decrease in Notes Payable  . . . . . . .           (2,000)                 -
                                                   ---------          --------
                                                     (3,563)          (12,195)
                                                   --------         ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS  . . . . . . . . . . . . . .           17,674              1,764
CASH AT BEGINNING OF PERIOD  . . . . . . .            4,812             20,799
                                                   --------           --------
CASH AT END OF PERIOD  . . . . . . . . . .         $ 22,486           $ 22,563
                                                   ========           ========


           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


(A)      A summary of changes in stockholders' equity is presented below.

                                                   Capital in
                                      Common       Excess of        Retained
                                      Stock        Par Value        Earnings           Total
                                    ---------      ---------        --------         ---------
                                                    (dollars in thousands)
Balance, March 31, 1996             $    230        $161,617        $ 54,615          $216,462

Net Earnings                               -               -          41,799            41,799

Stock Option Exercises                     -             561               -               561

Dividends Paid To Shareholders             -               -          (4,410)           (4,410)

Retirement of Common Stock               (10)        (14,966)              -           (14,976)
                                    --------       ---------        --------          --------

Balance March 31,  1997                  220         147,212          92,004           239,436

Net Earnings                               -               -          15,097            15,097

Stock Option Exercises                     -             955               -               955

Dividends Paid To Shareholders             -               -          (1,100)           (1,100)

Retirement of Common Stock                 -          (1,418)              -            (1,418)
                                    --------       ---------        --------          --------

BALANCE JUNE 30,  1997              $    220        $146,749        $106,001          $252,970
                                    ========        ========        ========          ========


(B)      Impact of New Accounting Pronouncements.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No. 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

         SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Proforma basic and diluted EPS for the three months ended June 30, 1997 and 1996, assuming that SFAS No. 128 was effective as of the beginning of the year are presented below.

                                                   Three Months Ended
                                                         June 30
                                               ------------------------
                                                 1997             1996
                                               -------          -------
Earnings per common share:
         Basic                                 $  0.69          $  0.44
         Diluted                                  0.68             0.44

                      CENTEX CONSTRUCTION PRODUCTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Centex Construction Products reported the highest quarterly results in the Company's history for the quarter ended June 30, 1997. Revenues for the first quarter of fiscal 1998 totaled $77,954,000, a 28% increase over revenues of $61,058,000 for the same quarter last year. CXP's net earnings for the quarter ended June 30, 1997 were $15,097,000, a 56% increase over $9,863,000 for the same quarter last year. Earnings per share for this year's quarter were $0.68 compared to $0.44 for the same quarter in fiscal 1997. Earnings per share increased more than net earnings due to fewer average shares outstanding in this year's quarter. The quarter's earnings gain resulted from increased gypsum wallboard sales volume related to the Eagle Gypsum acquisition and significantly higher gypsum wallboard pricing along with improved cement earnings. A strong national economy has generated cement and gypsum wallboard consumption for the first six months of 1997 above last year's record rate.

         The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:

                                                Gypsum
                               Cement          Wallboard       Concrete        Aggregates
                                (Ton)            (MSF)       (Cubic Yard)         (Ton)
                          --------------   --------------   --------------   --------------
Quarter Ended June 30,     1997    1996     1997    1996     1997    1996     1997    1996
----------------------    ------  ------   ------  ------   ------  ------   ------  ------
Sales Volume (M)          595     583      275     173      156     177      739     467

Average Net Sales Price   $64.57  $62.94   $108.52 $87.36   $47.29  $46.01   $ 3.87  $ 4.26

Operating Margin          $19.93  $17.25   $37.87  $19.86   $ 6.01  $ 7.67   $ 0.47  $ 0.84

        Cement revenues for the quarter totaled $38,411,000, up 5% above the same quarter in the prior year. Operating earnings were $11,859,000, a 18% increase over $10,053,000 for the same quarter last year. A combination of an additional 12,000 tons of sales volume and higher operating margins due to a 3% increase in average net sales prices and a 2% decrease in cost of sales accounted for the net quarterly operating earnings gain. Price increases ranging from $2 per ton in the Texas, Illinois, and portions of the Rocky Mountains market to $5 per ton in northern California were implemented during the quarter. This year's sales volume was favorably impacted by the Texas market recovery from the unfavorable weather conditions experienced during the March 1997 quarter. Cost of sales declined due to the volume impact from a 34,000 ton increase in clinker production at the Laramie plant.

        Gypsum Wallboard revenues of $29,860,000 for the quarter increased 98% over revenues of $15,089,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $10,421,000, up 204% over $3,429,000 for the same period last year. Increased sales volume and higher net sales prices partially offset by a 3% increase in production cost resulted in the net quarterly gain. Sales volume of 275 million square feet ("MMSF") for this year's quarter was 59%
higher than the 173 MMSF sold during the prior year's quarter mainly due to the
Eagle Gypsum acquisition.   National wallboard consumption for the first six
months of calendar 1997 was at a record pace as single-family home construction remained strong. CXP's average net sales price for the quarter was $108.52 per thousand board feet ("MSF"), 24% higher than $87.36 per MSF for the same quarter last year. However, prices softened during the June 30, 1997 quarter, and this, along with the multiple sales price increases implemented last year beginning in last year's second quarter, will narrow the substantial spread in this year's future quarter average net sales prices over the comparable period in the prior year. Demand and pricing is expected to further soften during the second half of fiscal 1998 due to a projected declined in the housing market. Cost of sales increased 5% mainly due to the impact of higher Eagle production cost. Both the Albuquerque and Bernalillo plants operated above their normal plant utilization rates during the quarter.

         Revenues from Concrete and Aggregates were $10,242,000 for the quarter this year, up slightly from $10,139,000 for the same quarter a year ago. Concrete and Aggregates reported an operating profit for the quarter of $1,286,000, down 27% from $1,750,000 for the same quarter last year. Concrete earnings declined 31% from last year's comparable quarter mainly due to a 15% drop in sales volume at the Austin, Texas concrete operation. Total Concrete sales volume for the quarter this year was 156,000 cubic yards, down 12% from 177,000 cubic yards for the same quarter last year. CXP's average Concrete net sales price of $47.29 per cubic yard for the current quarter was 3% higher than $46.01 for the same quarter a year ago. Cost of sales for the current quarter was up 8% over prior year's quarter. The increase in both the net sales price and cost of sales resulted from a larger percentage this year of higher priced and costing California concrete sales volume. Aggregates earnings decreased 11% from prior year's quarter due to lower operating margins. CXP's Aggregates operation reported sales volume of 739,000 tons for the quarter this year, 58% above sales volume of 467,000 tons for the same quarter last year. Sales volume increased primarily as a result of a 215,000 ton increase in road base aggregates sales from both the Texas and California operations. The higher percentage this year of lower priced road base resulted in an average net sales price of $3.87 per ton for the current quarter, down 9% from last year.

         Other Income of $725,000 for the quarter increased $224,000 from prior year's quarter mainly due to higher clinker sales income this year. Other income includes clinker sales income, non-inventoried aggregates income, trucking income, asset sales and other miscellaneous income and cost items.

         Corporate overhead was $239,000 higher than the prior year's quarter due to additional performance incentive and certain investor relations accruals.

         Net interest income for this year's quarter was $111,000 below last year's quarter net interest income of $163,000 due to smaller beginning cash balances this year along with the accumulation of investment cash during the latter part of this year's quarter.

STOCK REPURCHASE PROGRAM

         The Company's Board of Directors previously approved the repurchase of
up to two million shares of the Company's common stock.   On July 17, 1997,
CXP's Board of Directors increased the share repurchase authorization by 1,000,000 shares from 2,000,000 to 3,000,000 shares bringing the total number of shares currently available for repurchases (after taking into account prior repurchases) to approximately 1,763,000. As a result of 159,034 shares repurchased since April 1, 1997 from the public and recent purchases from the public of CXP common stock by Centex Corporation, Centex Corporation now owns approximately 54.6% of the outstanding shares of CXP common stock.

FINANCIAL CONDITION

         The Company has a four year $35 million unsecured revolving credit facility and a short-term $10 million uncommitted unsecured line of credit to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at June 30, 1997, CXP believes that its internally generated cash flow coupled with funds available under the credit facilities will enable CXP to provide adequately for its current operations and future growth.

         Working capital at June 30, 1997 was $43.4 million, up from $28.2 million at March 31, 1997. The increase resulted mainly from $17.7 million in additional cash, a $8.7 million increase in accounts receivable, and $7.3 million of income taxes payable. Stock repurchases during the quarter amounted to $1.4 million. Capital spending of $1.7 million for this quarter was up slightly from prior year's quarter.

OUTLOOK

         The Company's positive financial results during the first three months of fiscal 1998 reflect continued strength in demand and pricing for its Cement and Gypsum Wallboard products. However, the substantial spread in gypsum wallboard prices between the first quarter of fiscal 1998 and fiscal 1997's first quarter will narrow as the year progresses due to multiple sales price increases last year beginning in the second quarter. Assuming no significant change in overall economic climate, Cement and Gypsum Wallboard demand should remain robust over the remainder of fiscal 1998. As a result, the Company should post its fourth consecutive year of record financial performance.

FORWARD-LOOKING STATEMENTS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:
General economic conditions, interest rates, decline in or growth of the home building and other construction industries, public infrastructure expenditures, competition, and the availability of raw materials. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 1997. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

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



                                         CENTEX CONSTRUCTION PRODUCTS, INC.
                                    -------------------------------------------
                                                    Registrant





August 8, 1997                                                 /s/ O. G. DAGNAN
                                                -----------------------------------------------
                                                                   O. G. Dagnan
                                                      President and Chief Executive Officer





August 8, 1997                                           /s/ ARTHUR R. ZUNKER, JR.
                                               ------------------------------------------------
                                                             Arthur R. Zunker, Jr.
                                                Senior Vice President-Finance and Treasurer
                                                            (principal financial and
                                                             chief accounting officer)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER               EXHIBIT
-------              -------
27               Financial Data Schedule