Form 10-Q
period 1997-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1997-11-07
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                               SEPTEMBER 30, 1997

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

As of the close of business on November 7, 1997, 22,184,201 shares of Centex Construction Products, Inc. common stock were outstanding.

--------------------------------------------------------------------------------

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS

                               SEPTEMBER 30, 1997

                                                                               PAGE
                                                                               ----

PART I.   FINANCIAL INFORMATION (UNAUDITED)

              ITEM 1. Consolidated Financial Statements                         1

                      Consolidated Statement of Earnings
                      for the Three Months Ended
                      September 30, 1997                                        2

                      Consolidated Statement of Earnings
                      for the Six Months Ended
                      September 30, 1997                                        3

                      Consolidated Balance Sheets                               4

                      Consolidated Statement of Cash Flows
                      for the Six Months Ended
                      September 30, 1997                                        5

                      Notes to Unaudited Consolidated
                      Financial Statements                                    6-7

              ITEM 2. Management's Discussion and Analysis of
                      Results of Operations and Financial
                      Condition                                              8-11

PART II.  OTHER INFORMATION

              ITEM 4. Submission of Matters to a Vote of Security Holders      12

              ITEM 6. Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                     13

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

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

FOR THE THREE MONTHS ENDED                                September 30,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------

REVENUES
  Cement .................................      $     43,826       $     39,939
  Gypsum Wallboard .......................            28,962             16,614
  Concrete/Aggregates ....................            11,643             10,027
  Other, net .............................               523                229
  Less Intersegment Sales ................            (1,542)            (1,271)
                                                ------------       ------------
                                                      83,412             65,538
                                                ------------       ------------

COSTS AND EXPENSES
  Cement .................................            26,590             25,780
  Gypsum Wallboard .......................            20,048             11,963
  Concrete/Aggregates ....................            10,064              8,608
  Less Intersegment Purchases ............            (1,542)            (1,271)
  Corporate General & Administrative .....               899                667
  Interest Income, net ...................              (352)              (261)
                                                ------------       ------------
                                                      55,707             45,486
                                                ------------       ------------

EARNINGS BEFORE INCOME TAXES                          27,705             20,052

  Income Taxes ...........................             9,935              7,038
                                                ------------       ------------

NET EARNINGS                                    $     17,770       $     13,014
                                                ============       ============




EARNINGS PER SHARE                              $       0.80       $       0.59
                                                ============       ============

AVERAGE SHARES OUTSTANDING                        22,201,859         22,087,504
                                                ============       ============

CASH DIVIDENDS PER SHARE                        $       0.05       $       0.05
                                                ============       ============



           See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

FOR THE SIX MONTHS ENDED                                  September 30,
                                                -------------------------------
                                                    1997              1996
                                                ------------       ------------

REVENUES
  Cement .................................      $     82,237       $     76,616
  Gypsum Wallboard .......................            58,822             31,703
  Concrete/Aggregates ....................            21,885             20,166
  Other, net .............................             1,248                730
  Less Intersegment Sales ................            (2,826)            (2,619)
                                                ------------       ------------
                                                     161,366            126,596
                                                ------------       ------------

COSTS AND EXPENSES
  Cement .................................            53,142             52,404
  Gypsum Wallboard .......................            39,487             23,623
  Concrete/Aggregates ....................            19,020             16,997
  Less Intersegment Purchases ............            (2,826)            (2,619)
  Corporate General & Administrative .....             1,836              1,365
  Interest Income, net ...................              (404)              (424)
                                                ------------       ------------
                                                     110,255             91,346
                                                ------------       ------------

EARNINGS BEFORE INCOME TAXES                          51,111             35,250

  Income Taxes ...........................            18,244             12,373
                                                ------------       ------------

NET EARNINGS                                    $     32,867       $     22,877
                                                ============       ============



EARNINGS PER SHARE                              $       1.48       $       1.03
                                                ============       ============

AVERAGE SHARES OUTSTANDING                        22,179,181         22,305,339
                                                ============       ============

CASH DIVIDENDS PER SHARE                        $       0.10       $       0.10
                                                ============       ============



           See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                          September 30,    March 31,
ASSETS                                                        1997           1997
                                                          -------------    ---------
                                                           (Unaudited)        (*)

Current Assets
   Cash and Cash Equivalents ........................      $  44,775      $   4,812
   Accounts and Notes Receivable, net ...............         47,219         38,700
   Inventories ......................................         25,704         31,482
                                                           ---------      ---------
     Total Current Assets ...........................        117,698         74,994
                                                           ---------      ---------

Property, Plant and Equipment .......................        367,825        363,409
   Less Accumulated Depreciation  ...................       (146,676)      (139,033)
                                                           ---------      ---------
     Property, Plant & Equipment, net ...............        221,149        224,376
Notes Receivable, net ...............................          1,230          1,407
Other Assets ........................................          5,195          4,860
                                                           ---------      ---------
                                                           $ 345,272      $ 305,637
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable..................................      $  18,436      $  16,472
   Accrued Liabilities ..............................         31,357         28,254
   Notes Payable ....................................             --          2,000
   Current Portion of Long-term Debt ................             80             80
   Income Taxes Payable .............................          4,614             --
                                                           ---------      ---------
     Total Current Liabilities ......................         54,487         46,806
                                                           ---------      ---------

Long-term Debt ......................................            560            560

Deferred Income Taxes ...............................         19,051         18,835

Stockholders' Equity
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 22,073,651 and
         21,983,814 Shares, respectively ............            221            220
   Capital in Excess of Par Value ...................        148,285        147,212
   Retained Earnings ................................        122,668         92,004
                                                           ---------      ---------
Total Stockholders' Equity ..........................        271,174        239,436
                                                           ---------      ---------
                                                           $ 345,272      $ 305,637
                                                           =========      =========

* Condensed from audited financial statements.



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

FOR THE SIX MONTHS ENDED                                       September 30,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings.....................................       $32,867      $ 22,877
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization ..........................         8,024         6,710
          Deferred Income Tax
            Provision (Benefit) ...................           216          (426)
  Increase in Accounts and Notes
     Receivable ...................................        (8,342)       (7,083)
  Decrease in Inventories .........................         5,778         4,773
  Increase in Accounts Payable and
     Accrued Liabilities ..........................         5,063         4,327
  Increase in Other, net ..........................          (244)         (734)
  Increase in Income Taxes Payable ................         4,614         2,887
                                                          -------      --------
                                                           47,976        33,331
                                                          -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net ...............................        (4,888)       (2,254)
                                                          -------      --------
                                                           (4,888)       (2,254)
                                                          -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid To Stockholders ..................        (2,199)       (2,261)
  Retirement of Common Stock ......................        (3,161)      (14,527)
  Proceeds from Stock Option Exercises ............         4,235           534
  Decrease in Notes Payable .......................        (2,000)           --
                                                          -------      --------
                                                           (3,125)      (16,254)
                                                          -------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS .....................................        39,963        14,823

CASH AT BEGINNING OF PERIOD .......................         4,812        20,799
                                                          -------      --------
CASH AT END OF PERIOD..............................       $44,775      $ 35,622
                                                          =======      ========




            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

(A)  A summary of changes in stockholders' equity is presented below.

                                                     Capital in
                                          Common      Excess of        Retained
                                           Stock      Par Value        Earnings        Total
                                          ------     ----------       --------       ---------
                                                          (dollars in thousands)

Balance, March 31, 1996                   $ 230      $ 161,617        $ 54,615       $216,462

Net Earnings                                 --             --          41,799         41,799

Stock Option Exercises                       --            561              --            561

Dividends To Stockholders                    --             --          (4,410)        (4,410)

Retirement of Common Stock                  (10)       (14,966)             --        (14,976)
                                          -----      ---------        --------       --------

Balance March 31, 1997                      220        147,212          92,004        239,436

Net Earnings                                 --             --          32,867         32,867

Stock Option Exercises                        1          4,234              --          4,235

Dividends To Stockholders                    --             --          (2,203)        (2,203)

Retirement of Common Stock                   --         (3,161)             --         (3,161)
                                          -----      ---------        --------       --------

BALANCE SEPTEMBER 30, 1997                $ 221      $ 148,285        $122,668       $271,174
                                          =====      =========        ========       ========

(B)  Impact of New Accounting Pronouncements.

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No. 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

     SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Proforma basic and diluted EPS for the three and six months ended September 30, 1997 and 1996, assuming that SFAS No. 128 was effective as of the beginning of the year are presented below.

                                Three Months Ended      Six Months Ended
                                   September 30           September 30
                                -------------------    -------------------
                                  1997       1996       1997        1996
                                --------   --------    -------     -------
Earnings per common share:
         Basic                  $   0.81   $   0.59    $  1.49     $  1.03
         Diluted                $   0.81   $   0.59    $  1.49     $  1.03

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company does not expect adoption of the statement to have a material effect on the presentation of its financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS No. 131) which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to selectively report quarterly segment information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect adoption of the statement to have a material effect on the presentation of its financial statements.

                       CENTEX CONSTRUCTION PRODUCTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Centex Construction Products reported the highest quarterly results in the Company's history for the quarter ended September 30, 1997, the second quarter of fiscal 1998. Revenues for the second quarter of fiscal 1998 totaled $83,412,000, compared to revenues of $64,538,000 for the same quarter last year. CXP's net earnings for the quarter ended September 30, 1997 were a record $17,770,000, a 37% increase from $13,014,000 for the same quarter last year. Earnings per share for this year's quarter were a historical high of $0.80 per share, up 36% from $0.59 for the same quarter in fiscal 1997. The quarter's record net earnings resulted primarily from sales volume and net sales price increases in the cement and gypsum wallboard segments. For the six months ended September 30, 1997 CXP's revenues were $161,316,000, up 27% from $126,596,000 for the same period last year. Net earnings for the current six months were an all time high $32,867,000, 44% greater than $22,877,000 for the same period last year. Earnings per share for the six months this year were $1.48, an increase of 44% from $1.03 per share for the same period last year. Strong construction activity continues to impact demand and pricing for cement and gypsum wallboard.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:

                                                             Gypsum
                                            Cement          Wallboard           Concrete      Aggregates
                                             (Ton)            (MSF)          (Cubic Yard)        (Ton)
                                      ----------------- ----------------- ----------------- ---------------
         Three Months Ended Sept. 30,   1997     1996     1997     1996     1997     1996     1997    1996
         ---------------------------- -------- -------- -------- -------- -------- -------- -------- ------
         Sales Volume (M)                663       619       268     173      188      159     681      607

         Average Net Sales Price      $66.08    $64.48   $107.93  $95.84   $47.36   $47.23   $4.03   $ 4.18

         Operating Margin             $25.99    $22.86   $ 33.22  $26.83   $ 7.24   $ 7.14   $0.32   $ 0.47

                                                           Gypsum
                                          Cement          Wallboard           Concrete      Aggregates
                                           (Ton)            (MSF)          (Cubic Yard)        (Ton)
                                    ----------------- ----------------- ----------------- ---------------
         Six Months Ended Sept. 30,   1997     1996     1997     1996     1997     1996     1997    1996
         -------------------------- -------- -------- -------- -------- -------- -------- -------- ------
         Sales Volume (M)             1,258    1,202      544      346       344     336    1,420   1,074

         Average Net Sales Price    $ 65.37  $ 63.74  $108.23  $ 91.61   $ 47.33 $ 46.59   $ 3.95  $ 4.21

         Operating Margin           $ 23.13  $ 20.14  $ 35.57  $ 23.35   $  6.68 $  7.41   $ 0.40  $ 0.63


     Cement revenues for the current quarter were $43,826,000, up 10% from $39,939,000 for the same quarter in the prior year. Operating earnings were $17,236,000, a 22% increase from $14,159,000 for the same quarter last year. Higher operating margins and increased sales volume resulted in the quarterly earnings gain. Sales volume of 663,000 tons for the current quarter was up 44,000 tons from prior year's quarter mainly due to strong sales in the Texas market. U.S. cement consumption through July 1997 was 5% ahead of last year's record consumption rate. All of CXP's facilities again operated at capacity and ended the quarter with minimal inventories of clinker (an intermediate cement product) and cement. Average net sales price of $66.08/ton was 2 1/2% greater than prior year's quarter. Net sales prices in all markets were ahead of prior year's quarter sales prices. Cost of sales declined 4% due to a combination of lower manufacturing cost and replacing 39,000 tons of purchased cement sales last year with manufactured cement sales this year. For the six month period cement revenues were $82,237,000, a 7% increase over $76,616,000 for the same period last year. Operating earnings from cement were $29,095,000 for the six months, a 20% increase from $24,212,000 for the same period in the prior year. The cement operating earnings gain resulted from 5% higher sales volume and improved operating margins.

     Revenues from gypsum wallboard were $28,962,000 for the quarter this year, a 74% increase over revenues of $16,614,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $8,914,000, up 92% from $4,651,000 for the same period last year. Increased sales volume and improved margins resulted in the earnings gain for the quarter. Sales volume increased 55% to 268 million square feet primarily from sales at the Eagle Gypsum plant acquired in the fourth quarter of last fiscal year. Average sales prices for the current quarter of $107.93 per thousand square feet ("MSF") exceeded prior year's second quarter sales prices by 13%. Strong single-family housing construction coupled with increased commercial and reconstruction activity has resulted in record industry consumption for the first nine months of calendar 1997. Average production cost increased 8% over prior year's cost due to the addition of higher costing Eagle production volume this year. Gypsum wallboard had revenues of $ 58,822,000 for the first six months of this fiscal year, 86% higher than the $31,703,000 for the same period in fiscal 1997. Wallboard operating earnings for the six months were $19,335,000, an improvement of 139% from the $8,080,000 earnings for the same period last year. The earnings gain over prior year resulted from increased sales volume (primarily due to the Eagle acquisition) and higher operating margins. Operating margins for the six months improved over prior year's comparable period due to higher sales prices partially offset by increased average production costs. Production cost increased 6% due to the higher cost Eagle production volume this year.

     Current quarter revenues from concrete/aggregates totaled $11,643,000, a 16% increase from $10,027,000 for the prior year's quarter. Operating earnings from concrete/aggregates were $1,579,000 for the quarter this year, an 11% increase over $1,419,000 for the same quarter a year ago. Concrete earnings increased 20% from prior year's quarter due to higher sales volume and a slight improvement in operating margins. The 18% gain in sales volume resulted from the commencement of a large contract job and increased commercial activity in the Texas market. Aggregates earnings for the quarter decreased 23% from prior year's quarter primarily due to lower sales prices. A $0.15/ton reduction from last year's $4.18/ton average sales price resulted from a greater percentage of lower priced construction aggregates sales this year. Aggregates sales volume increased 74,000 tons to 681,000 tons due to higher highway construction aggregates sales in the Texas and northern California markets. For the six months, concrete/aggregates revenues were $21,885,000 this year, compared to $20,166,000 for the same period last year. Operating earnings were $2,865,000 for the six months this year, down 10% from $3,169,000 for the same period last year. Concrete earnings declined 8% due to higher sales prices being offset by increased materials and production costs. Despite a 346,000 ton increase in sales volume, aggregates earnings decreased 16% due to lower net sales prices. Sales volume of 1,420,000 tons for the first six months of this fiscal year was 32% above the prior year's six month total of 1,074,000 tons as a result of increased highway construction aggregates sales in both the Austin, Texas and northern California markets. Also, higher construction aggregates sales volume resulted in a $3.95/ton average net sales price, down 6% from last year's six-month period.

     Other income of $523,000 for the quarter increased $294,000 over prior year's quarter. Other income includes clinker sales income, non-inventoried aggregates sales income, trucking income, asset sales, lease income, and other miscellaneous income and cost items.

     Net interest income for this year's quarter was $352,000 compared to last year's quarter interest income of $261,000. Cash balance at September 30, 1997 was $44.8 million, up $40.0 million from $4.8 million at March 31, 1997. Cash balance at September 30, 1996 was $35.6 million.


STOCK REPURCHASE PROGRAM

     The Company's Board of Directors previously approved the repurchase of up to two million shares of the Company's common stock. On July 17, 1997, CXP's Board of Directors increased the share repurchase authorization by 1,000,000 shares from 2,000,000 to 3,000,000 shares, bringing the total number of shares currently available for repurchases (after taking into account prior repurchases) to approximately 1,763,000. As a result of 159,034 shares repurchased since April 1, 1997 from the public, and recent purchases from the public of CXP common stock by Centex Corporation, Centex Corporation now owns approximately 54.2% of the outstanding shares of CXP common stock.

FINANCIAL CONDITION

     The Company has a four-year $35 million unsecured revolving credit facility and a short-term $10 million uncommitted unsecured line of credit to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at September 30, 1997, CXP believes that its internally generated cash flow coupled with funds available under the credit facilities will enable CXP to provide adequately for its current operations and future growth.

     Working capital at September 30, 1997 was $63.2 million, up from $28.2 million at March 31, 1997. The increase resulted from $40.0 million in additional cash, reduced by the net of $2.7 million increase in other current assets and a $7.7 million increase in current liabilities. Stock repurchases during the quarter and six months amounted to $1.7 million and $3.2 million, respectively. Capital spending of $4.9 million for this six months was up $2.6 million from prior year's period. Cash payments for income taxes totaled $11.8 million and $9.7 million in the first six months of fiscal 1998 and 1997, respectively.

     In April and July 1997, the Company's Board of Directors declared a $0.05 per share dividend which was paid on July 16 and October 16, 1997 to stockholders of record as of July 1 and October 2, 1997, respectively. Total dividends paid during the three and six months ended September 30, 1997 were approximately $1.1 million and $2.2 million, respectively.

OUTLOOK

     The Company's positive financial results during the first six months of fiscal 1998 reflect continued strength in demand and pricing for its cement and gypsum wallboard products. Assuming no significant change in overall economic climate, cement and gypsum wallboard demand should remain robust over the remainder of fiscal 1998. As a result, the Company should post its fourth consecutive year of record financial performance.


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

                       CENTEX CONSTRUCTION PRODUCTS, INC.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 17, 1997, CXP held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, O. G. Dagnan, Laurence E. Hirsch, David W. Quinn, and Harold K. Work were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

                                         Number of Shares
                                     ----------------------
             Name                       For        Withheld
             ----                    ----------    --------
             Robert L. Clarke        20,806,997    148,831
             O. G. Dagnan            20,807,797    148,031
             Laurence E. Hirsch      20,807,497    148,331
             David W. Quinn          20,806,997    148,831
             Harold K. Work          20,807,187    148,631

     Additionally, the Company's stockholders approved the Centex Construction Products, Inc. Amended and Restated Stock Option Plan. Voting results are summarized as follows:


             Shares FOR               18,364,918
             Shares AGAINST            2,561,175
             Shares ABSTAINED              7,288

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

             27 - Financial Data Schedule


         (b) Reports on Form 8-K

             The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1997

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     CENTEX CONSTRUCTION PRODUCTS, INC.
                                  ----------------------------------------
                                                 Registrant



November 7, 1997                               /s/ O.G. Dagnan
                                    -------------------------------------
                                                  O. G. Dagnan
                                    President and Chief Executive Officer




November 7, 1997                         /s/ Arthur R. Zunker, Jr.
                                    -------------------------------------
                                             Arthur R. Zunker, Jr.
                                   Senior Vice President-Finance and Treasurer
                                            (principal financial and
                                            chief accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

     27           Financial Data Schedule