Form 10-Q
period 1997-12-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 1998-02-09
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               DECEMBER 31, 1997

                         Commission File Number 1-12984


                                [COMPANY LOGO]


                       CENTEX CONSTRUCTION PRODUCTS, INC.

                             A Delaware Corporation

                   IRS Employer Identification No. 75-2520779
                        3710 Rawlins, Suite 1600, LB 78
                              Dallas, Texas 75219
                                 (214) 559-6514



The registrant has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
________________________________________________________________________________
As of the close of business on February 6, 1998, 21,516,418 shares of Centex Construction Products, Inc. common stock were outstanding.
________________________________________________________________________________

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS

                               DECEMBER 31, 1997

                                                                                                         PAGE
                                                                                                         ----

PART I.   FINANCIAL INFORMATION (UNAUDITED)

              ITEM 1.     Consolidated Financial Statements                                                1

                          Consolidated Statement of Earnings
                          for the Three Months Ended
                          December 31, 1997                                                                2

                          Consolidated Statement of Earnings
                          for the Nine Months Ended
                          December 31, 1997                                                                3

                          Consolidated Balance Sheets                                                      4

                          Consolidated Statement of Cash Flows
                          for the Nine Months Ended
                          December 31, 1997                                                                5

                          Notes to Unaudited Consolidated
                          Financial Statements                                                           6-7

              ITEM 2.     Management's Discussion and Analysis of
                          Results of Operations and Financial
                          Condition                                                                     8-11

PART II.  OTHER INFORMATION

             ITEM 1.      Legal Proceedings                                                               12

             ITEM 6.      Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                                13

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

                       CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1.

The consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries ("CXP" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

FOR THE THREE MONTHS ENDED                           December 31,
                                             ----------------------------
                                                 1997            1996
                                             ------------    ------------
REVENUES
  Cement .................................   $     32,120    $     32,228
  Gypsum Wallboard .......................         28,673          18,103
  Concrete/Aggregates ....................         10,505           9,123
  Other, net .............................            604             843
  Less Intersegment Sales ................         (1,392)         (1,180)
                                             ------------    ------------
                                                   70,510          59,117
                                             ------------    ------------


COSTS AND EXPENSES
  Cement .................................         20,204          21,762
  Gypsum Wallboard .......................         21,351          12,636
  Concrete/Aggregates ....................          9,400           8,071
  Less Intersegment Purchases ............         (1,392)         (1,180)
  Corporate General & Administrative .....            916           1,073
  Interest Income, net ...................           (668)           (536)
                                             ------------    ------------
                                                   49,811          41,826
                                             ------------    ------------


EARNINGS BEFORE INCOME TAXES .............         20,699          17,291

  Income Taxes ...........................          7,464           6,069
                                             ------------    ------------

NET EARNINGS .............................   $     13,235    $     11,222
                                             ============    ============



EARNINGS PER SHARE:
  Basic ..................................   $       0.60    $       0.51
                                             ============    ============
  Diluted ................................   $       0.60    $       0.51
                                             ============    ============

AVERAGE SHARES OUTSTANDING:
  Basic ..................................     22,022,147      21,996,836
                                             ============    ============
  Diluted ................................     22,177,688      22,109,774
                                             ============    ============

CASH DIVIDENDS PER SHARE .................   $       0.05    $       0.05
                                             ============    ============




           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE NINE MONTHS ENDED                            December 31,
                                             ----------------------------
                                                 1997            1996
                                             ------------    ------------
REVENUES
  Cement .................................   $    114,357    $    108,844
  Gypsum Wallboard .......................         87,495          49,806
  Concrete/Aggregates ....................         32,390          29,289
  Other, net .............................          1,852           1,573
  Less Intersegment Sales ................         (4,218)         (3,799)
                                             ------------    ------------
                                                  231,876         185,713
                                             ------------    ------------


COSTS AND EXPENSES
  Cement .................................         73,346          74,166
  Gypsum Wallboard .......................         60,838          36,259
  Concrete/Aggregates ....................         28,420          25,068
  Less Intersegment Purchases ............         (4,218)         (3,799)
  Corporate General & Administrative .....          2,752           2,438
  Interest Income, net ...................         (1,072)           (960)
                                             ------------    ------------
                                                  160,066         133,172
                                             ------------    ------------


EARNINGS BEFORE INCOME TAXES .............         71,810          52,541

  Income Taxes ...........................         25,708          18,442
                                             ------------    ------------

NET EARNINGS .............................   $     46,102    $     34,099
                                             ============    ============


EARNINGS PER SHARE:
  Basic ..................................   $       2.10    $       1.54
                                             ============    ============
  Diluted ................................   $       2.08    $       1.54
                                             ============    ============

AVERAGE SHARES OUTSTANDING:
  Basic ..................................     22,004,692      22,192,197
                                             ============    ============
  Diluted ................................     22,178,715      22,202,130
                                             ============    ============

CASH DIVIDENDS PER SHARE .................   $       0.15    $       0.15
                                             ============    ============





           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 December 31,  March 31,
ASSETS                                              1997         1997
                                                 ---------    ---------
                                                 (Unaudited)      *
Current Assets
   Cash and Cash Equivalents .................   $  60,646    $   4,812
   Accounts and Notes Receivable, net ........      35,496       38,700
   Inventories ...............................      28,201       31,482
                                                 ---------    ---------
     Total Current Assets ....................     124,343       74,994
                                                 ---------    ---------

Property, Plant and Equipment ................     369,767      363,409
   Less Accumulated Depreciation .............    (151,855)    (139,033)
                                                 ---------    ---------
     Property, Plant & Equipment, net ........     217,912      224,376
Notes Receivable, net ........................       1,066        1,407
Other Assets .................................       5,253        4,860
                                                 ---------    ---------
                                                 $ 348,574    $ 305,637
                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable ..........................   $  14,602    $  16,472
   Accrued Liabilities .......................      32,890       28,254
   Notes Payable .............................          --        2,000
   Current Portion of Long-term Debt .........          80           80
   Income Taxes Payable ......................       3,110           --
                                                 ---------    ---------
     Total Current Liabilities ...............      50,682       46,806
                                                 ---------    ---------

Long-term Debt ...............................         560          560

Deferred Income Taxes ........................      19,948       18,835

Stockholders' Equity
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 21,917,501 and
     21,983,814 Shares, respectively .........         219          220
   Capital in Excess of Par Value ............     142,345      147,212
   Retained Earnings .........................     134,820       92,004
                                                 ---------    ---------
Total Stockholders' Equity ...................     277,384      239,436
                                                 ---------    ---------
                                                 $ 348,574    $ 305,637
                                                 =========    =========

* Condensed from audited financial statements.


           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE NINE MONTHS ENDED                                December 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings .................................... $ 46,102    $ 34,099
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization ..........................   11,903      10,099
          Deferred Income Tax
            Provision .............................    1,113          80
          Asset Disposition Provision .............    2,000          --
  Decrease in Accounts and Notes
     Receivable ...................................    3,545         570
  Decrease in Inventories .........................    3,281       3,124
  Increase in Accounts Payable and
     Accrued Liabilities ..........................    2,958       4,392
  Increase in Other, net ..........................     (292)     (1,014)
  Increase in Income Taxes Payable ................    2,919       4,045
                                                    --------    --------
                                                      73,529      55,395
                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net ...............................   (7,523)     (4,350)
                                                    --------    --------
                                                      (7,523)     (4,350)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid To Stockholders ..................   (3,304)     (3,360)
  Retirement of Common Stock ......................  (11,185)    (14,976)
  Proceeds from Stock Option Exercises ............    4,330         547
  Tax Benefits from Stock Option
         Exercises ................................    1,987          --
  Decrease in Notes Payable .......................   (2,000)         --
                                                    --------    --------
                                                     (10,172)    (17,789)
                                                    --------    --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS .....................................   55,834      33,256

CASH AT BEGINNING OF PERIOD .......................    4,812      20,799
                                                    --------    --------
CASH AT END OF PERIOD ............................. $ 60,646    $ 54,055
                                                    ========    ========





           See notes to unaudited consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


(A)      A summary of changes in stockholders' equity is presented below.

                                          Capital in
                              Common      Excess of    Retained
                               Stock      Par Value    Earnings       Total
                             ---------    ---------    ---------    ---------
                                          (dollars in thousands)
Balance, March 31, 1996      $     230    $ 161,617    $  54,615    $ 216,462

Net Earnings                        --           --       41,799       41,799

Stock Option Exercises              --          561           --          561

Dividends To Stockholders           --           --       (4,410)
                                                                       (4,410)

Retirement of Common Stock         (10)     (14,966)          --      (14,976)
                             ---------    ---------    ---------    ---------

Balance, March 31, 1997            220      147,212       92,004      239,436

Net Earnings                        --           --       46,102       46,102

Stock Option Exercises              --        6,317           --        6,317

Dividends To Stockholders           --           --       (3,286)      (3,286)

Retirement of Common Stock          (1)     (11,184)          --      (11,185)
                             ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1997   $     219    $ 142,345    $ 134,820    $ 277,384
                             =========    =========    =========    =========


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

         SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Accordingly, beginning with the December 31, 1997 quarter, CXP's EPS reflects the dual presentation. Prior year basic and diluted EPS have been presented to facilitate comparison between the years.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS No. 131) which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to selectively report quarterly segment information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect adoption of the statement to have a material effect on the presentation of its financial statements.

                       CENTEX CONSTRUCTION PRODUCTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Centex Construction Products reported record results for both the quarter ended December 31, 1997, the third quarter of fiscal 1998, and for the first nine months of fiscal 1998. Revenues for the third quarter of fiscal 1998 totaled $70,510,000, compared to revenues of $59,117,000 for the same quarter last year. CXP's net earnings for the quarter ended December 31, 1997 were a record $13,235,00, an 18% increase from $11,222,000 for the same quarter last year. Diluted earnings per share for this year's quarter were $0.60 per share, up 18% from $0.51 for the same quarter in fiscal 1997. The quarter's record net earnings resulted primarily from net sales price increases in the cement and gypsum wallboard segments and higher gypsum wallboard sales volume. For the nine months ended December 31, 1997 CXP's revenues were $231,876,000, up 25% from $185,713,000 for the same period last year. Net earnings for the current nine months were a record $46,102,000, 35% greater than $34,099,000 for the same period last year. Diluted earnings per share for the nine months this year were $2.08, an increase of 35% from $1.54 per share for the same period last year. Improved cement and gypsum wallboard margins and higher gypsum wallboard sales volume accounted for the majority of the nine months earnings gain.

         The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:

                                                     Gypsum
                                   Cement           Wallboard          Concrete         Aggregates
                                    (Ton)             (MSF)          (Cubic Yard)         (Ton)
                               ---------------   --------------- - ---------------   ---------------
Nine Months Ended Dec. 31,      1997     1996     1997     1996     1997     1996     1997     1996
                               ------   ------   -------  ------   ------   ------   ------   ------
Sales Volume (M)                  494      510       262      170     164      147      680      549

Average Net Sales Price        $65.12   $63.14   $109.08  $106.45  $47.70   $46.86   $ 3.93   $ 4.02

Operating Margin               $24.16   $20.51   $ 27.85  $ 32.14  $ 4.22   $ 5.72   $ 0.60   $ 0.38


                                                     Gypsum
                                   Cement           Wallboard          Concrete         Aggregates
                                    (Ton)             (MSF)          (Cubic Yard)         (Ton)
                               ---------------   --------------- - ---------------   ---------------
Nine Months Ended Dec. 31,      1997     1996     1997     1996     1997     1996     1997     1996
                               ------   ------   -------  ------   ------   ------   ------   ------
Sales Volume (M)                1,752    1,712       806     516      508      483    2,100    1,623

Average Net Sales Price        $65.28   $63.56   $108.51  $96.50   $47.45   $46.67   $ 3.94   $ 4.15

Operating Margin               $23.41   $20.25   $ 33.06  $26.25   $ 5.89   $ 6.90   $ 0.46   $ 0.55


         Cement revenues for the current quarter were $32,120,000, down from $32,228,000 for the same quarter in the prior year. Operating earnings were $11,916,000, a 14% increase from $10,466,000 for the same quarter last year. Higher operating margins partially offset by lower sales volume resulted in the quarterly earnings gain. Sales volume of 494,000 tons for the current quarter was down 16,000 tons from prior year's quarter mainly due to lower sales in the Western markets due to the reduced availability of purchased cement this year. U.S. cement consumption through

September 1997 was 5% ahead of last year's record consumption rate. Consumption in each of CXP's markets continues to be strong, and all of CXP's facilities again operated at capacity and ended the quarter with lower than last year's inventories of clinker (an intermediate cement product) and cement. Average net sales price of $65.12/ton was 3% greater than prior year's quarter. Net sales prices in all markets were ahead of prior year's quarter sales prices. Cost of sales declined 4% due to a combination of reduced manufacturing cost and partially replacing 33,000 tons of higher costing purchased cement sales last year with lower costing manufactured cement sales this year. For the nine month period cement revenues were $114,357,000, a 5% increase over $108,844,000 for the same period last year. Operating earnings from cement were $41,011,000 for the nine months, an 18% increase from $34,678,000 for the same period in the prior year. The cement operating earnings gain resulted from higher sales volume and improved operating margins.

         Revenues from gypsum wallboard were $28,673,000 for the quarter this year, a 58% increase over revenues of $18,103,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $7,322,000, up 34% from $5,467,000 for the same period last year. Increased sales volume and higher net sales prices partially offset by increased cost of sales resulted in the earnings gain for the quarter. Sales volume increased 54% to 262 million square feet ("MMSF") primarily from sales by the Eagle Gypsum plant acquired in the fourth quarter of last fiscal year. Average sales price for the current quarter of $109.08 per thousand square feet ("MSF") exceeded prior year's third quarter sales price by 2 1/2%. Strong single-family housing construction coupled with increased commercial and reconstruction activity has resulted in record industry consumption for the first eleven months of calendar 1997. During the quarter, CXP recognized a $2.0 million provision for certain production equipment being disposed of as part of the expansion and upgrade of CXP's original Albuquerque wallboard plant. Excluding the Albuquerque asset disposition provision, operating margins for the quarter would have been $35.87/MSF, 10% higher than prior year's quarter. Gypsum wallboard had revenues of $87,495,000 for the first nine months of this fiscal year, 76% higher than the $49,806,000 for the same period in fiscal 1997. Wallboard operating earnings for the nine months were $26,657,000, an improvement of 97% from the $13,547,000 earnings for the same period last year. The earnings gain over prior year resulted from increased sales volume (primarily due to the Eagle acquisition) and higher operating margins. Operating margins for the nine months improved 26% over prior year's comparable period due to higher sales prices being partially offset by increased cost of sales. Cost of sales increased 7% due to a combination of higher cost Eagle production volume this year and the $2.0 million Albuquerque plant assets disposition provision.

         Current quarter revenues from concrete/aggregates totaled $10,505,000, a 5% increase from $9,123,000 for the prior year's quarter. Operating earnings from concrete/aggregates were $1,105,000 for the quarter this year, a 5% increase over $1,052,000 for the same quarter a year ago. Concrete earnings decreased 18% from prior year's quarter due to higher sales volume being offset by reduced operating margins. The 12% gain in sales volume mostly resulted from the continuation of a large contract job in the California market started during the last fiscal quarter. Cost of sales increased 6% due to a greater percentage of higher costing California sales volume to total sales volume this year and increased employee benefit costs. Aggregates earnings for the quarter increased 99% from prior year's quarter primarily due to higher sales volume and improved margins. A $0.09/ton reduction from last year's $4.02/ton average sales price resulted from a greater percentage of lower priced construction aggregates sales this year along with competitive pricing in the California market. Aggregates sales volume increased 131,000 tons to 680,000 tons due to higher highway construction aggregates sales in the Texas and northern California markets. For the nine months, concrete/aggregates revenues were $32,390,000 this year, compared to $29,289,000 for the same period last year. Operating earnings were $3,970,000 for the nine months this year, down 6% from $4,221,000 for the same period last year. Concrete earnings declined 10% due to higher sales prices being offset by increased materials and production costs. Benefiting from a 477,000 ton increase in sales volume, aggregates earnings increased 11% to $978,000. Sales volume of 2,100,000 tons for the first nine months of this fiscal year was 29% above the prior year's nine month total of 1,623,000 tons as a result of increased highway construction aggregates sales in both the Austin, Texas and northern California markets. Also, the higher construction aggregates sales volume to total sales volume resulted in a $3.94/ton average net sales price, down 5% from last year's nine-month period. Although cost of sales declined 3 1/2%, they were negatively impacted by legal costs associated with litigation against a title insurer regarding aggregates rights to certain lands in the Yuba Goldfields.

         Other income of $604,000 for the quarter decreased $239,000 from prior year's quarter. Other income includes clinker sales income, non-inventoried aggregates sales income, trucking income, asset sales, lease income, and other miscellaneous income and cost items.

         Net interest income for this year's quarter increased $132,000 over last year's quarter due to higher average cash balances this year. Cash balance at December 31, 1997 was $60.6 million, up $55.8 million from $4.8 million at March 31, 1997. Cash balance at December 31, 1996 was $54.1 million.


STOCK REPURCHASE PROGRAM

         The Company's Board of Directors previously approved the repurchase of
up to two million shares of the Company's common stock.   On July 17, 1997,
CXP's Board of Directors increased the total share repurchase authorization by 1,000,000 shares from 2,000,000 to 3,000,000 shares. During the December 31, 1997 quarter, the Company repurchased 266,700 shares of its own stock from the public. Since December 31, 1997, the Company has repurchased an additional 411,000 shares from the public. As a result of a total of 836,834 shares repurchased since April 1, 1997 from the public, and purchases from the public of CXP common stock by Centex Corporation, Centex Corporation currently owns approximately 55.6% of the outstanding shares of CXP common stock. Currently, approximately 1,085,000 shares are available for repurchases under the authorized repurchase program.

FINANCIAL CONDITION

         The Company has a 3 1/2-year $35 million unsecured revolving credit facility and a short-term $10 million uncommitted unsecured line of credit to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at December 31, 1997, CXP believes that its internally generated cash flow coupled with funds available under these credit facilities will enable the Company to provide adequately for its current operations and future growth.

         Working capital at December 31, 1997 was $73.7 million, up from $28.2 million at March

31, 1997. The increase resulted from $55.8 million in additional cash, reduced by the net of a $6.5 million reduction in other current assets and a $3.9 million increase in current liabilities. Stock repurchases during the quarter and nine months amounted to $8.0 million and $11.2 million, respectively. Capital spending of $7.5 million for current nine months was up $3.2 million from prior year's period mostly due to the commencement of the
Albuquerque plant upgrade project.   Cash payments for income taxes totaled
$19.9 million and $13.9 million in the first nine months of fiscal 1998 and 1997, respectively.

         In April, July and October 1997, the Company's Board of Directors declared a $0.05 per share dividend which was paid on July 16, 1997, October 16, 1997 and January 20, 1998 to stockholders of record as of July 1, 1997, October 2, 1997 and January 5, 1998, respectively. Total dividends paid during the quarter and nine months ended December 31, 1997 were approximately $1.1 million and $3.3 million, respectively.

         Recently, the Company approved three expansion projects: a $16 million plant upgrade at its Albuquerque gypsum wallboard plant that increases annual plant capacity by 60 MMSF and accommodates 54" board production; an $18 million expansion of CXP's recently acquired Eagle gypsum wallboard plant in Gypsum, Colorado that will add 250 MMSF to the plant's current annual capacity; and a $20 million expansion of the 50% owned LaSalle, Illinois cement plant that will increase its annual clinker capacity by 100,000 tons and add a new 4,000 horsepower finish mill. The projects will be completed at various times between late calendar 1998 and late calendar 1999.


OUTLOOK

         The Company's positive financial results during the first nine months of fiscal 1998 reflect continued strength in demand and pricing for its cement and gypsum wallboard products. The Company expects the current level of high demand for its cement and gypsum wallboard products to continue and anticipates that fiscal 1998 will be its fourth consecutive year of record earnings.


FORWARD-LOOKING STATEMENTS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward- looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:
General economic conditions, interest rates, decline in or growth of the home building and other construction industries, public infrastructure expenditures, competition, and the availability of raw materials. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 1997. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

                       CENTEX CONSTRUCTION PRODUCTS, INC.

                          PART II.  OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS

         In 1992, drivers employed by the Company's Mathews Readymix, Inc. subsidiary ("Mathews") who belonged to the Teamsters Union went on strike. Mathews replaced all such employees, and the union was subsequently decertified by a vote of the employees. The Teamsters Union filed an action with the National Labor Relations Board ("NLRB") alleging that Mathews had engaged in unfair labor practices. In 1993, an administrative law judge determined that Mathews had not engaged in unfair labor practices (except for certain technical violations for which the Company was required to post and abide by a notice advising employees of certain of their legal rights).

         In November 1993, the union appealed the decision of the administrative law judge by filing exceptions to the judge's ruling with the NLRB. In 1997 a three member panel of the NLRB overturned parts of the decision of the administrative law judge and has ordered Mathews to recommence good faith negotiations with the union. Mathews has appealed the decision of the NLRB panel to the United States Court of Appeals for the D.C. Circuit, and the decision of the NLRB panel has been stayed by the appeal. Although the Company cannot predict with any certainty the outcome of this appeal, the Company believes that, if the decision of the NLRB panel is not overturned, the panel's decision will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                 (a)      Exhibits


                          27 - Financial Data Schedule



                 (b)      Reports on Form 8-K


                          The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                    CENTEX CONSTRUCTION PRODUCTS, INC.
                                    -------------------------------------------
                                                  Registrant





February 9, 1998                                /s/O.G. Dagnan
                                        ------------------------------------
                                                   O.G. Dagnan
                                        Chairman and Chief Executive Officer





February 9, 1998                              /s/Arthur R. Zunker, Jr.
                                     ---------------------------------------
                                              Arthur R. Zunker, Jr.
                                     Senior Vice President-Finance and Treasurer
                                              (principal financial and
                                              chief accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
27                       FINANCIAL DATA SCHEDULE
