Form 10-K
period 1998-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 1998-06-22
CIK 918646

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998




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


                                                NAME OF EACH
                                              EXCHANGE ON WHICH
   TITLE OF EACH CLASS                           REGISTERED
   -------------------                     ----------------------

     COMMON STOCK                              NEW YORK STOCK
 (PAR VALUE $.01 PER SHARE)                      EXCHANGE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X].   No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K [ ].

         Indicate the number of shares of the registrant's classes of common stock (or other similar equity securities) outstanding as of the close of business on June 17, 1998:

               Common Stock                      21,254,122 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, and III, of this Report:

         (a) 1998 Annual Report to Stockholders of Centex Construction Products, Inc. for the fiscal year ended March 31, 1998.

         (b) Proxy statement for the annual meeting of stockholders of Centex Construction Products, Inc. to be held on July 16, 1998.

________________________________________________________________________________

                               TABLE OF CONTENTS



                                                                              PAGE
                                                                              ----

                                    PART I

Item 1.   Business:
                 General                                                         1
                 Industry Segment Information                                    1
                 Employees                                                      12

Item 2.   Properties                                                            13

Item 3.   Legal Proceedings                                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                   14

                                    PART II

Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters                                    15

Item 6.   Selected Financial Data                                               15

Item 7.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                          15

Item 8.   Financial Statements and Supplementary Data                           16

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                           16

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant                    16

Item 11.  Executive Compensation                                                16

Item 12.  Security Ownership of Certain Beneficial Owners and Management        16

Item 13.  Certain Relationships and Related Transactions                        16

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       17

SIGNATURES                                                                      18

INDEX TO EXHIBITS                                                               19

                                     PART I


ITEM 1.   BUSINESS

General

         Centex Construction Products, Inc. ("CXP" or the "Company") is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. The Company produces and sells cement, gypsum wallboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly-owned subsidiary of Centex Corporation ("Centex"). On April 19, 1994, the Company completed an Initial Public Offering ("IPO") of 51% of its common stock. As a result of the IPO, Centex's ownership of the Company was reduced to 49%. Unless the context indicates to the contrary, the terms "CXP" and the "Company" as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company's common stock, par value $0.01 per share ("CXP Common Stock"), began trading publicly on April 19, 1994. As of June 17, 1998, 21,254,122 shares of CXP Common Stock, which are traded on the New York Stock Exchange, were outstanding.

         As previously disclosed, CXP's Board of Directors authorized CXP management to repurchase up to three million shares of CXP Common Stock as management determines advisable. As a result of repurchases during fiscal years 1998 and 1997 by CXP of its common stock from the public and purchases of CXP Common Stock by Centex, Centex now owns approximately 56.3% of the outstanding shares of CXP Common Stock.

         CXP's involvement in the construction products business dates to 1963, when it began construction of its first cement plant. Since that time, the Company's operations have been expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete and gypsum wallboard.

         The Company operates four quarrying and manufacturing facilities and a network of 11 terminals for the production and distribution of portland and masonry cement. These facilities are located primarily in Texas, northern Illinois, the Rocky Mountain area, Nevada and northern California. The Company is also vertically integrated, to a limited extent, with readymix concrete operations in the Austin, Texas area and a portion of northern California. The Company extracts and produces aggregates from its deposits near Sacramento, California (the largest single permitted sand and gravel deposit in northern California) and Austin, Texas. The Company operates two quarries in close proximity to its gypsum wallboard manufacturing facilities which are located in Albuquerque and nearby Bernalillo, New Mexico and Gypsum, (near Vail) Colorado. On February 26, 1997 the Company purchased the equity interest of a company that owned a gypsum quarry, a gypsum wallboard plant and an associated cogeneration power facility, all located at Gypsum, Colorado. The Company's wallboard production is shipped by rail and truck to markets throughout the continental United States. The Company's corporate office is in Dallas, Texas.

Industry Segment Information

         The following table presents revenues and earnings before interest expense (income) and income taxes contributed by each of the Company's industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note E of the Notes to the Consolidated Financial Statements of CXP on page 23 of CXP's Annual Report to Stockholders for the fiscal year ended March 31, 1998 (the "1998 CXP Annual Report").

                                             For The Fiscal Years Ended March 31,
                                           ----------------------------------------
                                            1998    1997     1996    1995     1994
                                           ------  ------   ------  ------   ------
                                                        (In Millions)
Contribution to Revenues:
         Cement                            $140.4  $133.3   $125.7  $109.9   $101.7
         Gypsum Wallboard                   118.7    72.2     58.3    51.7     32.8
         Concrete and Aggregates             42.0    36.8     39.9    35.2     35.1
         Other, net                           1.9     1.8      2.8     1.6      1.2
                                           ------  ------   ------  ------   ------
                                            303.0   244.1    226.7   198.4    170.8
         Less Intersegment Sales             (5.7)   (4.7)    (4.1)   (4.1)    (4.0)
                                           ------  ------   ------  ------   ------

            Total Net Revenues             $297.3  $239.4   $222.6  $194.3   $166.8
                                           ======  ======   ======  ======   ======

Contribution to Operating
      Earnings (Loss):
         Cement                            $ 48.1  $ 39.8   $ 35.3  $ 26.0   $ 15.9
         Gypsum Wallboard                    35.8    20.5     11.9     7.2     (0.1)
         Concrete and Aggregates              4.5     4.8      5.6     2.6      1.7
         Other, net                           1.9     1.8      2.8     1.6      1.2
                                           ------  ------   ------  ------   ------
                                             90.3    66.9     55.6    37.4     18.7
         Corporate Overhead                  (3.8)   (3.9)    (2.5)   (2.3)    (1.8)
                                           ------  ------   ------  ------   ------

            Total Earnings Before
            Interest and Income Taxes      $ 86.5  $ 63.0   $ 53.1  $ 35.1   $ 16.9
                                           ======  ======   ======  ======   ======

         Revenues for the past three years from each of the Company's industry segments, expressed as a percentage of total consolidated net revenues, were as follows:

                                                                 Percentage of Total
                                                              Consolidated Net Revenues
                                                             ---------------------------
Segment:                                                      1998       1997      1996
                                                             ------     ------    ------
         Cement                                               45.4%     53.8%     54.8%
         Gypsum Wallboard                                     39.9      30.2      26.2
         Concrete/Aggregates:
             Readymix Concrete                                10.7      11.8      12.9
             Aggregates                                        3.3       3.4       4.8
                                                             -----     -----      ----
                                                              14.0      15.2      17.7
         Other, net                                            0.7       0.8       1.3
                                                             -----     -----     -----
            Total Consolidated Net Revenues                  100.0%    100.0%    100.0%
                                                             =====     =====     =====

CEMENT OPERATIONS

         Company Operations.      The Company's cement production facilities
are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas-Lehigh Cement Company, a joint venture owned 50% by the Company and 50% by Lehigh Portland Cement Company, a subsidiary of Heidelberger Zement AG. The LaSalle, Illinois plant is owned by Illinois Cement Company, a joint venture owned 50% by CXP and 50% by RAAM Limited Partnership, a partnership controlled by members of the Pritzker family. The Company receives a management fee of $150,000 per year to manage the Illinois joint venture. The Company's Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

         Cement is the basic binding agent for concrete, a primary construction material. The manufacture of portland cement primarily involves the extracting, crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to the consistency of face powder to produce finished cement. Clinker can be produced utilizing either of two basic methods, a "wet" or a "dry" process. In the wet process, the raw materials are mixed with water to the advantage of greater ease in the handling and mixing of the raw materials. However, additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either preheater plants, in which hot air is recycled from the rotary kiln to preheat materials, or are precalciner plants, in which separate burners are added to accomplish a significant portion of the chemical reaction prior to the introduction of the raw materials into the kiln.

         As fuel is a major component in the cost of producing clinker, most modern cement plants, including all four of the plants operated by the Company, incorporate the more fuel efficient dry process technology. At present, approximately 85% of the Company's clinker capacity is from preheater or preheater/precalciner kilns, compared to approximately one-half of U.S. cement capacity manufactured from such kilns. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins.

                             Rated Annual                                                      Estimated
                                Clinker                                                        Minimum
                               Capacity                             Number                     Limestone
                              (Thousand          Manufacturing        of       Dedication      Reserves
Location                    short tons)(1)          Process          Kilns        Date         (Years)
--------                   ---------------       -------------      ------     ----------      ---------

Buda, Texas (2)               1,080             Dry - 4 Stage          1          1978            60
                                                 Preheater
                                                Flash Calciner                    1983
LaSalle, Illinois (2)           575             Dry - 4 Stage          1          1974            50
                                                 Preheater
Laramie, Wyoming                630             Dry - 2 Stage          1          1988            30
                                                 Preheater
                                                Dry - Long Dry         1          1996
                                                  Kiln
Fernley, Nevada                 480             Dry - Long Dry         1          1964            18
                                                  Kiln
                                                Dry - 1 Stage          1          1969
                                                 Preheater
                             ------

    Total - Gross(3)          2,765
                             ======
         -  Net(3)            1,938
                             ======

-------------------------

(1)      One short ton equals 2,000 pounds.

(2) The amounts shown represent 100% of plant capacity and production. These plants are owned by joint ventures in which the Company has a 50% interest.

(3) Generally, a plant's cement grinding production capacity is greater than its clinker production capacity.

         The Company's net cement production, excluding the joint venture partners' 50% interest in the Buda and LaSalle plants, totaled 2.0 million tons in fiscal 1998 and 1.9 million tons in fiscal 1997. Total net cement sales were 2.1 million tons both in fiscal 1998 and in fiscal 1997, as all four cement plants sold all of the product they produced. During the past two years, the Company purchased minimal amounts of cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 1998, 6.0% of the cement sold by the Company was acquired from outside sources, compared to 8.8% in fiscal 1997. In fiscal 1998, the Company approved a capital project to expand the annual clinker capacity of the LaSalle, Illinois plant by approximately 100,000 tons and add a new finish mill. Planned completion of the project is the fall of 1999.

         Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained by mining and extracting from quarries owned or leased by the Company (including its joint ventures) and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it (or its joint ventures) will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Company's Nevada plant, at least 18 years. The Company expects that additional limestone reserves for its Nevada plant will be available when needed on an economically feasible basis, although they may be more distant and more expensive to transport than the Company's existing reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, which are either obtained from Company-owned or leased reserves or are purchased from outside suppliers.

         The Company's cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. The Company has not used hazardous waste-derived fuels in its plants. The Company's LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a
partial fuel alternative.   Electric power is also a major cost component in
the manufacture of cement. The Company has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose the Company to some production interruptions during periods of power curtailment.

         Sales and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the "PCA"), the industry's primary trade organization, the three construction sectors that are the major components of cement consumption are
(i) public works construction, including public buildings, (ii) commercial and industrial construction and (iii) residential construction, which comprised 54%, 17% and 23%, respectively, of U.S. cement consumption in 1996, the most recent period for which such data are available. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy and can exhibit substantial variations across the country as a result of the differing structures of the regional economies. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. While the impact on the Company of construction cycles in individual regions may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company's cement segment sales and earnings follow a similar cyclical pattern.

         The following table sets forth certain information regarding the geographic area served by each of the Company's cement plants and the location of the Company's distribution terminals in each area. The Company has a total of 11 cement storage and distribution terminals, which are strategically located to extend the sales areas of its plants.


         Plant Location           Principal Geographic Areas        Distribution Terminals
         --------------           --------------------------        ----------------------
         Buda, Texas              Texas and western Louisiana       Corpus Christi, TX
                                                                    Houston, TX
                                                                    Orange, TX
                                                                    Roanoke (DFW), TX
                                                                    Waco, TX

         LaSalle, Illinois        Illinois and southern Wisconsin   Hartland, WI

         Laramie, Wyoming         Wyoming, Utah, northern           Rock Springs, WY
                                  Colorado, western Nebraska        Salt Lake City, UT
                                  and eastern Nevada                Denver, CO
                                                                    North Platte, NE

         Fernley, Nevada          Nevada (except Las Vegas) and     Sacramento, CA
                                  northern California

         Cement is distributed directly to customers principally by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for as much as 10% of the Company's cement sales during fiscal 1998.

         Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects.

         Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and, beginning in the 1980's, the importation of foreign cement through various terminal operations. Despite price inelasticity of overall cement demand, competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. The U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. Because of cement's low value-to-weight ratio, the relative cost of transporting cement is high and limits the geographic area in which each company can market its products economically. No one cement company has a distribution of plants extensive enough to serve all geographic areas. The number of principal competitors of the Company's Texas, Illinois, Wyoming and Nevada plants are seven, eight, four and six, respectively, operating in these regional areas.

         The United States cement industry comprises approximately 50 companies which own 107 gray cement plants with approximately 83.5 million tons of clinker manufacturing capacity (approximately 87.7 million tons of cement manufacturing capacity assuming a 105% conversion ratio). The PCA estimates that cement demand totaled approximately 106 million tons in 1997, with approximately 18% of such demand being satisfied by imported cement. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 95% of its aggregate manufacturing capacity during 1997. During 1997, several companies announced or began capital projects to enhance the productivity and incrementally expand the capacity of existing cement manufacturing facilities.

         Cement imports into the United States occur primarily to supplement domestic cement production during peak demand periods. Throughout most of the 1980's, however, competition from low-priced imported cement in most coastal and border areas of the U.S. grew significantly, which included the company's Fernley, Nevada and Buda, Texas plants' markets. According to the PCA, the 1980's was a period of relatively high cement imports. This high level of imports depressed cement prices during a period of strong U.S. cement demand. As a result of antidumping petitions filed by a group of domestic cement producers, significant antidumping duty cash deposit requirements have been imposed on cement imported from Mexico since 1990 and from Japan since 1991. Venezuela signed a suspension agreement requiring it not to export to the U.S. at dumped prices. The existing antidumping orders and suspension agreement have contributed substantially to an improvement in the condition of the U.S. cement industry.

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

         NAFTA thus far has had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. The Company does not believe that NAFTA will have a material, adverse effect on the foregoing antidumping duty cash deposit rates in the near
future.   A substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA or any other reason could adversely affect the Company's results of operations.

         Capital Expenditures. Capital expenditures during fiscal 1998, amounted to $3.5 million for the cement segment compared with $2.9 million and $13.1 million in fiscal 1997 and 1996, respectively. Capital outlays in fiscal 1999, have been budgeted at approximately $11.7 million. Approximately 6% of the budgeted fiscal 1999 total is related to compliance with environmental regulations. Approximately $9.0 million of the fiscal 1999 budget total is for the LaSalle, Illinois plant clinker capacity increase and new finish mill project.

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

         In the past, the Company collected and stored CKD on-site at its cement plants. The Company continues to store such CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. The Company's cement kilns utilize coal, coke, natural gas, minimal amounts of self-generated waste oil, and scrap tires in the Illinois and Texas plants, as fuel. Currently, the Company recycles substantially all CKD related to present operations at all of its cement facilities. When the U.S. EPA removes the CKD exemption and develops particular CKD management standards in the future, the Company might be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

         In April 1992, one of the Company's subsidiaries, Nevada Cement Company ("NCC"), was identified as a potentially responsible party under CERCLA by the U.S. EPA at the North American Environmental, Inc. storage facility in Clearfield, Utah ("North American Environmental Site") because of allegations that NCC arranged for the disposal of hazardous substances at that site. The Company has records indicating that all of the hazardous substances originating from NCC that were temporarily stored at the North American Environmental Site were removed from the storage facility and destroyed in accordance with applicable laws. The Company is aware of no current estimates of the total remediation costs or the total volume of waste associated with this site. The U.S. EPA has identified the NCC cement plant site in Fernley, Nevada, as a potential hazardous waste site and entered it into the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") data base in January 1992. U.S. EPA performed an assessment in 1992, under CERCLA at the NCC plant because of concerns over an unlined disposal pond and a citizen complaint about disposal of wastes. NCC cleaned up the contaminated soil in the vicinity of this pond under the jurisdiction of the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection at an immaterial cost to NCC. There is no assurance that the Company will not incur material liability in connection with the North American Environmental Site or the contamination concerns at the Fernley, Nevada plant site.

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


         Management believes that the Company's current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with environmental laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities or claims. Moreover, the Company cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws will be administered or interpreted. Compliance with more stringent environmental laws, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

         With respect to some of the Company's quarries used for the extraction of raw materials for its cement and gypsum wallboard operations and for the mining of aggregates for its aggregate operations, the Company is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining. The Company generally accrues the reclamation costs for a specific quarry over the life of the quarry.

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

         The following table sets forth certain information regarding these plants:

                                                     Rated Annual Gypsum                 Estimated Minimum
                                                      Wallboard Capacity                    Gypsum Rock
                 Location                                 (MMSF)(1)                       Reserves (years)
                 --------                            -------------------                 -----------------
                 Albuquerque, New Mexico                    270                               80 (2)
                 Bernalillo, New Mexico                     445                               80 (2)
                 Gypsum, Colorado                           380                               17 (3)
                                                          ------
                          Total                            1,095
                                                          ======

                 -------------------------

                 (1)  Million Square Feet ("MMSF")

                 (2)  The same reserves serve both plants.

                 (3) Proven reserves only. See Raw Materials and Fuel Supplies section for additional reserves.


         The Company's net gypsum wallboard production totaled 1,090 MMSF in fiscal 1998 and 715 MMSF in fiscal 1997. Total gypsum wallboard sales were 1,089 MMSF in fiscal 1998 and 726 MMSF in fiscal 1997.

         In fiscal 1998, the Company commenced a major capital project to modernize, upgrade and expand its Albuquerque, New Mexico plant which will increase the plant's annual productive capacity by 60 MMSF, allow for the production of 54" gypsum wallboard and significantly reduce fuel cost. Completion of the project is estimated for the fall of 1998. The Company also initiated a major capital project during fiscal 1998 to expand the annual productive capacity of the Gypsum, Colorado plant by approximately 60% or 240 MMSF. Completion of the project is estimated for the fall of 1999.

         Raw Materials and Fuel Supplies. The Company mines and extracts gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by the Company and located near its plants. The New Mexico and Colorado mines and quarries are estimated to contain approximately 50 million tons and 10 million tons of proven and probable gypsum reserves, respectively. Based on its current production capacity, the Company estimates that the life of its existing gypsum rock reserves is approximately 80 years and 17 years, respectively.

         The Colorado plant controls 99 unpatented placer mining claims on 1,980 acres of land under the jurisdiction of the U.S. Bureau of Land Management. The land, which is adjacent to the present quarry, has not been drilled, and therefore the reserves cannot be classified as proven or probable. Management believes that these claims contain substantial quantities of gypsum rock.

         Paper used in manufacturing gypsum wallboard is purchased by the Company from third-party suppliers. Approximately 65% of the Company's paper requirements are under two evergreen paper contracts with one contract having a six-month notice provision for termination and the other a twelve-month notice provision for termination. The remainder of the Company's paper requirements are purchased on the open market from various suppliers. The Company does not believe that the loss of a supplier would have a material, adverse effect on its business.

         The Company's gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. Substantially all of the Company's natural gas requirements for its gypsum wallboard plants are currently provided by two gas producers under gas supply agreements expiring in May, 1999 for both the New Mexico and Colorado plants. If the agreements are not renewed, the Company expects to obtain its gas supplies from other local gas producers at competitive prices. Electrical power is supplied to the Company's New Mexico plants at standard industrial rates by a local utility. The Company's Albuquerque plant adopted an interruptible power supply agreement which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado plant is supplied by the cogeneration power facility acquired along with the gypsum wallboard plant in February 1997. Currently, the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties.

         Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling and
(iii) non-residential construction, which the Company estimates accounted for approximately 45%, 37% and 18%, respectively, of historical industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential construction activity, have partially mitigated the impact of fluctuations in overall levels of new construction.

         Although the percentage of gypsum wallboard shipments accounted for by new residential construction has declined in recent years, new residential construction remains the largest single source of gypsum wallboard demand. In recent years, demand has been favorably impacted by a shift toward more single-family detached housing within the new residential construction segment and by an increase in the size of the average single-family detached home.

         The size of the total residential repair and remodel market grew to an estimated record $121 billion in 1997, up from $46 billion in 1980. Although data on commercial repair and remodel activity is not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefitted from the fact that it has increasingly come to be viewed by the homeowner, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

         The Company sells gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 15% of the Company's total gypsum wallboard sales during fiscal 1998.

         During fiscal 1998, the principal states in which the Company had gypsum wallboard sales were Colorado, Florida, Texas, New Mexico, Georgia and Illinois. Prior to fiscal 1992, most of the Company's gypsum wallboard sales were made in the western United States, with significant sales in California. However, due to the sharp decline in construction activity in California during the early 1990's, the Company has focused the distribution of its gypsum wallboard in various other areas of the country.

         Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution area to take advantage of these other regional increases in demand. The Company owns or leases 168 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois. The Company's rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 1998, approximately 28% of the Company's sales volume of gypsum wallboard was transported by rail.

         Competition. There are nine principal manufacturers of gypsum wallboard operating a total of 73 plants. The Company estimates that the three largest producers - USG Corporation, National Gypsum Company and
Georgia-Pacific Corporation - account for over 80% of gypsum wallboard sales in the United

States. In 1996 and early 1997, the industry experienced some consolidation, the largest being Georgia-Pacific Corporation's purchase of the gypsum wallboard business of Domtar, Inc. In general, a number of the Company's competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated operations consisting of gypsum wallboard manufacturing plants, paper mills and distribution centers, which may provide them with certain cost advantages over the Company.

         Competition among gypsum wallboard producers is primarily on a regional basis, with local producers benefitting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

         Total United States gypsum wallboard production capacity is estimated currently at 27.5 billion square feet per year. The Gypsum Association, an industry trade group, estimates that total 1997 gypsum wallboard shipments were approximately 26.5 billion square feet, resulting in industry capacity utilization of over 95%. Imports are not a major factor in the gypsum wallboard industry.

         During 1997, some of the Company's competitors in the gypsum wallboard industry commenced, or announced an intention to commence, capital expansion projects to construct new gypsum wallboard manufacturing facilities or to expand existing facilities. The completion of these projects, if all of them are actually started and carried through to completion, could increase domestic industry capacity over the next three or four years by up to 24%. However, some or all of this additional capacity could be absorbed if there is an increase in domestic demand (over the past 25 years demand for gypsum wallboard in the United States has increased at an average annual rate of 3 1/2%) and/or if less efficient plants are shut down. If during the next three or four years there is no corresponding increase in domestic demand for gypsum wallboard and/or no corresponding shut down of inefficient or marginally efficient gypsum wallboard plants, it is possible that gypsum wallboard prices could decline, thus impacting future results in the Company's Gypsum Wallboard group.

         Capital Expenditures. Capital expenditures during fiscal 1998 for the gypsum wallboard segment amounted to $7.9 million; $52.8 million (including $52 million for the Eagle acquisition) in fiscal year 1997; and $889,000 in fiscal year 1996. Capital outlays in fiscal 1999 have been budgeted at approximately $9.4 million with no expenditures related to compliance with environmental regulation. The majority of the fiscal 1998 and budgeted fiscal 1999 expenditures are for the Albuquerque and Eagle plant upgrade projects.

         Environmental Matters. The gypsum wallboard industry is subject to environmental regulations similar to those governing the Company's cement operations. None of the Company's gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not used asbestos in any of its gypsum wallboard products.

         In the fiscal year ended March 31, 1996, one of the Company's gypsum wallboard subsidiaries entered into a consent order with the U.S. EPA to settle claims of the U.S. EPA against potentially responsible parties with respect to a waste disposal facility in Broomfield, Colorado. The Company's subsidiary contracted with the facility for the disposal of a small amount of liquid waste. The facility was eventually closed by governmental agencies. The Company's subsidiary settled this matter by entering into the consent order and paying approximately $50 into a settlement fund.

CONCRETE AND AGGREGATES OPERATIONS

         Company Operations. Readymix concrete, a versatile, low-cost building material used in almost all construction, involves the mixing of cement, sand, gravel, crushed stone and water to form concrete which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to the customer's job site in mixer trucks.

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

         As in the cement industry, the demand for readymix concrete and
aggregates largely depends on regional levels of construction activity.   The
construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable rates and overall fluctuations in regional economies, and therefore tends to be cyclical. Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in local areas. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can sell their products only in areas within 100 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregate production facilities and zoning of land to permit mining and extraction of aggregates.

         The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

                 Location                          Number of Plants          Number of Trucks
                 --------                          ----------------          ----------------
                 Northern California                       5                        40
                 Austin, Texas                             5                        57
                                                         ---                       ---
                          Total                           10                        97
                                                         ===                       ===

         The Company's production of readymix concrete reached a ten-year peak of 992,000 cubic yards in 1986. In response to decreased demand in the northern California and Austin areas, production declined to 430,000 cubic yards in fiscal 1990. Since such date, production has increased each successive year as market conditions continue to improve. The Company believes that it has the capacity to increase its concrete production from existing levels by adding to its fleet of trucks. The Company's net readymix concrete production was 672,000 cubic yards is fiscal 1998 and 603,000 cubic yards in fiscal 1997.

         The Company conducts aggregate operations near its concrete facilities
in northern California and Austin, Texas.   Aggregates are obtained principally
by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:


                                                             Estimated Annual
                                                            Production Capacity        Estimated Minimum
Location                  Types of Aggregates                 (Thousand tons)(1)        Reserves (Years)
--------                  -------------------               -----------------        ---------------------
Northern California       Sand and Gravel                         1,285                       100
Austin, Texas             Limestone                               1,020                        70
                                                                  -----
         Total                                                    2,305
                                                                  =====

--------------------------------------

(1)  Based on single-shift operation.

         The Company's total net aggregate sales were 2.6 million tons in fiscal 1998 and 2.1 million tons in fiscal 1997. Total aggregates production was 2.8 million tons in fiscal 1998 and 2.3 million tons in fiscal 1997. A portion of the company's total aggregates production is used internally by the company's readymix concrete operations.

         Raw Materials. The Company supplies 100% and 89% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 31% and 28%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

         The Company is engaged in a dispute with two federal government agencies over title to a portion of its principal aggregates deposit in northern California. Of the property's 10,000 acres and estimated two billion tons of aggregates, approximately 6,500 acres containing reserves which the Company estimates at over one billion tons are not in dispute. See "Item 3, Legal Proceedings."

         Sales and Distribution. The Company sells readymix concrete to numerous contractors and other customers in each plant's selling area. The Company's batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from batch plants by trucks owned by the Company.

         The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company's aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for as much as 10% of the Company's concrete and aggregates sales during fiscal 1998.

         During the past several years, the Company has been engaged in negotiations with U.S. government officials to obtain the rights to build a rail line across Beale Air Force Base that would permit the Company to transport aggregates from its principal deposit north of Sacramento, California to the San Francisco Bay Area. The north Bay Area, in particular, is expected to experience a shortage of sand and gravel within the next ten years. In fiscal 1998, the Company received a letter from the United States Department of the Air Force ("USAF") indicating that the USAF is terminating the lease negotiations for the proposed right-of-way for the rail line due to the changing mission of Beale Air Force Base. The Company is attempting to secure an alternative rail link to its aggregates deposit.

         Competition. Competition among concrete producers within the Company's northern California and Austin selling areas is strong. The Company's competitors include five small and four large concrete producers in the northern California and Austin areas, respectively.

         Both concrete and aggregates are commodity products. Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Accordingly, competition in both the concrete and aggregates businesses is based principally on price and, to a lesser extent, on product quality and customer service.

         Capital Expenditures. Capital expenditures during fiscal 1998, amounted to $2.0 million for the concrete and aggregates segment compared with $2.6 million and $1.7 million in fiscal 1997 and 1996, respectively. Capital outlays in fiscal 1999, have been budgeted at approximately $506,000. Approximately 19% of the budgeted fiscal 1999 total is related to compliance with environmental regulations.

         Environmental matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company's cement operations. None of the Company's concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

EMPLOYEES

         The Company and its subsidiaries had approximately 1,076 employees at March 31, 1998. Approximately 19% of the Employees are represented by collective bargaining units. The number of employees of the Company as opposed to its subsidiaries is 11.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference herein from the 1998 CXP Annual Report) and other sections of the 1998 CXP Annual Report and this Annual Report on Form 10-K contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections concerning the general state of the economy and the industry and market conditions in certain geographic locations in which the Company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

         The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted. Risks and uncertainties include changes in general economic and market conditions such as changes in interest rates, adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, public infrasture expenditures, competition, and the availability of raw materials. Other risks and uncertainties could also affect the outcome of the forward-looking statements.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company's Western Aggregates, Inc. subsidiary ("WAI") has received notices of possible claims against WAI in a title dispute relating to WAI's leasehold interest under a 99-year mineral lease on the aggregates in 10,000 acres of property north of Sacramento, California commonly known as the Yuba Goldfields. WAI is currently negotiating with the State Lands Commission of the State of California to resolve title problems in the Yuba Goldfields involving the historic and current riverbeds of the Yuba River. Additionally, the Company has received preliminary indications that the U.S. Bureau of Land Management and U.S. Army Corps of Engineers will assert claims to property interests affecting the aggregates in approximately 3,500 acres in the Yuba Goldfields. The United States has also indicated that it may have certain other property interests in an additional 1,300 acres in the Yuba Goldfields that may affect WAI's ability to mine aggregates from this property and WAI has requested further clarification from the United States regarding the effect of these other property interests. WAI has also been involved in negotiations with the United States in an attempt to negotiate a land exchange in an effort to resolve the federal claims to lands within the Yuba Goldfields, although the United States indicated in late fiscal 1998 that the United States desired to terminate negotiations with WAI regarding a land exchange.

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

         At the time WAI entered into its mineral lease in 1987, WAI obtained a $5.525 million policy of title insurance from Western Title Insurance Company to insure a significant majority of its leasehold estate in the Yuba Goldfields. WAI notified Western Title Insurance Company's successor, Fidelity National Title Insurance Company ("Fidelity"), of possible insured claims of the United States to lands within the Yuba Goldfields and made demands upon Fidelity to take action to cure the title claims of the United States that encumbered WAI's leasehold estate. Because WAI believed that Fidelity breached its obligation under the title policy and acted in bad faith, in October 1996, WAI filed a civil action against Fidelity in Superior Court in Orange County, California seeking compensatory and punitive damages. In March 1998, WAI and Fidelity entered into a settlement agreement and settled the claims of WAI against Fidelity. While the amount of the settlement payment from Fidelity to WAI is confidential pursuant to the terms of the settlement agreement, the Company believes that, after taking into account funds received by WAI from Yuba, Western Water, and Fidelity as described above, the additional funds, if any, required to be paid by WAI to resolve the title claims of the United States and the State of California to lands in the Yuba Goldfields will not have a material adverse effect on the financial condition or the results of operations of the Company.

         The Company cannot predict the outcome of negotiations with the United States or the State of California. However, even if such negotiations are unsuccessful in resolving the adverse title claims to lands in the Yuba Goldfields, the portion of WAI's mineral lease which is not in dispute contains sufficient estimated reserves to meet WAI's current mining requirements for aggregates for a period of more than 100 years.

         In addition to the proceedings described above, the Company is a party to certain other ordinary legal proceedings incidental to its business. In general, although the outcome of litigation is inherently uncertain, the Company believes that none of the litigation matters in which the Company or any subsidiary is involved, if determined unfavorably to the Company or any subsidiary, would have a material, adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF CXP (SEE ITEM 10 OF PART III)

         The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers, except for Mr. House, have been employed by the Company and/or one or more subsidiaries of the Company for the past five years. All executive officers were elected by the Board of Directors of the Company on July 17, 1997, except for Mr. House and Mr. Rowley who were appointed by the Chairman and Chief Executive Officer, pursuant to the By Laws of the Company in January 1998, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified or appointed as the case may be. There is no family relationship between any of these officers.

     Name                          Age                     Positions with CXP
   --------                      -------           ------------------------------------------
O. G. (Greg) Dagnan                 58             Chairman and Chief Executive Officer
                                                   (Chairman since January 1998; Chief Executive
                                                   Officer since January 1990; President from
                                                   January 1990 through December 1997;
                                                   Senior Vice President - Operations from
                                                   August 1989 to January 1990).

Richard D. Jones, Jr.               52             President and Chief Operating Officer
                                                   (President since January 1998; Chief Operating
                                                   Officer since January 1990; Executive Vice President
                                                   from January 1990 through December 1997).

     Name                          Age             Positions with CXP
   --------                      -------           -----------------------------------------------------
Arthur R. Zunker, Jr.               54             Senior Vice President - Finance and Treasurer
                                                   (Senior Vice President - Finance and Treasurer since
                                                   January 1994; Senior Vice President - Administration
                                                   from August 1984 to January 1994).

H. David House                      56             Executive Vice President - Gypsum
                                                   (Executive Vice President - Gypsum since January 1998;
                                                   President of American Gypsum Company since June
                                                   1997; President of James Hardie Gypsum Division from
                                                   August 1993 through May 1996).

Steven R. Rowley                    45             Executive Vice President - Cement
                                                   (Executive Vice President - Cement since January 1998;
                                                   Executive V.P. of Illinois Cement Company from June
                                                   1995 through December 1997; Plant Manager at Nevada
                                                   Cement Company from April 1991 through May 1995).



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         (See Item 7 below.)


ITEM 6.  SELECTED FINANCIAL DATA

         (See Item 7 below.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the 1998 CXP Annual Report:

           Items   Caption in the 1998 CXP Annual Report                                        Pages
           -----   -------------------------------------                                        -----
           5       Stock Prices and Dividends                                                     37

           5       Indebtedness (Note C to Consolidated Financial Statements
                   of CXP)                                                                        21

           6       Summary of Selected Financial Data                                           34-35

           7       Short-term Borrowings and Long-term Debt (Note C to Consolidated
                   Financial Statements of CXP)                                                   21

           7       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                        29-32

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for in this Item 8 is incorporated herein by reference to the 1998 CXP Annual Report as set forth in the index to consolidated financial statements and schedules on page 17 of this Report (see
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (See Item 11 below.)

ITEM 11.  EXECUTIVE COMPENSATION

         Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the page or pages indicated) in the Company's Proxy Statement dated June 18, 1998, for the Company's July 16, 1998 Annual Meeting of Stockholders (the "1998 CXP Proxy Statement"):

         Items            Caption in the 1998 CXP Proxy Statement            Pages
         -----            ---------------------------------------            -----
         10               Election of Directors                                2

         10               Section 16(a) Compliance                            11

         11               Executive Compensation                               6

         12               Security Ownership of Management and
                          Certain Beneficial Owners                            4

         13               Certain Transactions                                11



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

           Index to Consolidated Financial Statements and Schedules

                                                                                                               Reference
                                                                                                            ------------------
                                                                                                                1998 CXP
Centex Construction Products, Inc.                                                                          Annual Report Page
                                                                                                            ------------------
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             28
Statements of Consolidated Earnings for the years ended March 31, 1998, 1997 & 1996  . . . . . . . . . .             14
Consolidated Balance Sheets as of March 31, 1998 & 1997  . . . . . . . . . . . . . . . . . . . . . . . .             15
Statements of Consolidated Cash Flows for the years ended March 31, 1998, 1997 & 1996  . . . . . . . . .             16
Statements of Consolidated Stockholders' Equity for the years ended March 31, 1998, 1997 & 1996  . . . .             17
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18-27
Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33

         Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3) Exhibits

         The information on exhibits required by this Item 14 is set forth in the CXP Index to Exhibits appearing on page 19, 20 and 21 of this Report.

         (b)  Reports on Form 8-K:

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.





June 19, 1998                               /s/ O. G. DAGNAN
                                        ----------------------------------------
                                        O. G. Dagnan, Director, Chairman of the
                                        Board and Chief Executive Officer
                                        (principal executive officer)



June 19, 1998                               /s/ ARTHUR R. ZUNKER, JR.
                                        ----------------------------------------
                                        Arthur R. Zunker, Jr., Senior Vice
                                        President - Finance and Treasurer
                                          (principal financial and
                                              accounting officer)



June 19, 1998                               /s/ ROBERT L. CLARKE
                                        ----------------------------------------
                                        Robert L. Clarke, Director




June 19, 1998                               /s/ LAURENCE E. HIRSCH
                                        ----------------------------------------
                                        Laurence E. Hirsch, Director



June 19, 1998                               /s/ DAVID W. QUINN
                                        ----------------------------------------
                                        David W. Quinn, Director




June 19, 1998                               /s/ HAROLD K. WORK
                                        ---------------------------------------
                                        Harold K. Work, Director

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

4.2 Credit Agreement dated as of April 18, 1994, among the Company, The First National Bank of Chicago, individually and as agent, and the other lenders named therein (filed as Exhibit 4.2 to the Annual Report on Form 10-K of the Company (File No. 1-12984) for the fiscal year ended March 31, 1995 (the "Form 10-K") and incorporated herein by reference)

4.3 Amendment No. 1 to the Credit Agreement, dated as of March 20, 1996, among the Company, the First National Bank of Chicago, individually and as agent, and the other lenders named therein (filed as Exhibit 4.3 to the Annual Report on Form 10-K of the Company (File No. 1-12984) for the fiscal year ended March 31, 1996 and incorporated herein by reference)

4.4* Amendment No. 2 to the Credit Agreement, dated as of March 27, 1998, among the Company, the First National Bank of Chicago, individually and as agent, and the other lenders named therein

10.1 Joint Venture Agreement between Ilce, Inc. (f/k/a Illinois Cement Company, Inc.) and RAAM Limited Partnership, dated April 1, 1972, as amended (filed as Exhibit 10.1 to the Form S-1 Registration Statement (No. 33-74816) of the Company, filed on February 4, 1994, (the "S-1 Registration Statement") and incorporated herein by reference)

10.2 Joint Venture Agreement by and among Texas Cement Company, the Company, and Lehigh Portland Cement Company, dated March 25, 1986, as amended (filed as
                 Exhibit 10.2 to the S-1 Registration Statement) and incorporated herein by reference)

10.3             The Centex Construction Products, Inc. amended and restated
                  Stock Option Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K of the Company (File No. 1-12984) for the fiscal year ended March 31, 1997 and incorporated herein by reference)(1)

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

10.11 Limited Liability Company Unit Purchase Agreement (NES), dated as of December 5, 1997, among Centex American Gypsum Company, CEGC Holding Company, and National Energy Systems, Inc. (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

13** Annual Report to Stockholders of the Company for fiscal year ended March 31, 1998 (the "Annual Report to Stockholders")

21*              Subsidiaries of the Company

23*              Consent of Independent Public Accountants

27*              Financial Data Schedule

------------------------------

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