Form 10-Q
period 1998-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1998-08-05
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                  JUNE 30, 1998

                         Commission File Number 1-12984


                                     [LOGO]


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

--------------------------------------------------------------------------------
As of the close of business on August 3, 1998, 21,229,882 shares of Centex Construction Products, Inc. common stock were outstanding.

--------------------------------------------------------------------------------

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS


                                  JUNE 30, 1998

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

              ITEM 1.  Consolidated Financial Statements                       1

                       Consolidated Statements of Earnings
                       for the Three Months Ended
                       June 30, 1998 and 1997                                  2

                       Consolidated Balance Sheets as of                       3
                       June 30, 1998 and March 31, 1998

                       Consolidated Statements of Cash Flows
                       for the Three Months Ended
                       June 30, 1998 and 1997                                  4

                       Notes to Consolidated Financial
                       Statements                                            5-6


              ITEM 2.  Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                             6-9


PART II.  OTHER INFORMATION

              ITEM 6.  Exhibits and Reports on Form 8-K                        9


SIGNATURES                                                                    10

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

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)


FOR THE THREE MONTHS ENDED                                  June 30,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
REVENUES
  Cement ...................................     $     37,530      $     38,411
  Gypsum Wallboard .........................           32,161            29,860
  Concrete/Aggregates ......................           11,365            10,242
  Other, net ...............................              404               725
  Less Intersegment Sales ..................           (1,614)           (1,284)
                                                 ------------      ------------
                                                       79,846            77,954
                                                 ------------      ------------


COSTS AND EXPENSES
  Cement ...................................           24,905            26,552
  Gypsum Wallboard .........................           20,000            19,439
  Concrete/Aggregates ......................            9,525             8,956
  Less Intersegment Purchases ..............           (1,614)           (1,284)
  Corporate General & Administrative .......              871               937
  Interest Income, net .....................             (802)              (52)
                                                 ------------      ------------
                                                       52,885            54,548
                                                 ------------      ------------


EARNINGS BEFORE INCOME TAXES ...............           26,961            23,406

  Income Taxes .............................            9,706             8,309
                                                 ------------      ------------

NET EARNINGS ...............................     $     17,255      $     15,097
                                                 ============      ============


EARNINGS PER SHARE:
  BASIC ....................................     $       0.81      $       0.69
                                                 ============      ============
  DILUTED ..................................     $       0.80      $       0.68
                                                 ============      ============

AVERAGE SHARES OUTSTANDING:
  BASIC ....................................       21,425,045        21,988,782
                                                 ============      ============
  DILUTED ..................................       21,583,986        22,156,424
                                                 ============      ============

CASH DIVIDENDS PER SHARE ...................     $       0.05      $       0.05
                                                 ============      ============


           See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                         June 30,      March 31,
ASSETS                                                     1998           1998
                                                       -----------     ---------
                                                       (Unaudited)         (*)
Current Assets
   Cash and Cash Equivalents ........................   $  62,054      $  62,090
   Accounts and Notes Receivable, net ...............      43,491         36,669
   Inventories ......................................      30,898         32,537
                                                        ---------      ---------
     Total Current Assets ...........................     136,443        131,296
                                                        ---------      ---------

Property, Plant and Equipment .......................     374,230        366,353
  Less Accumulated Depreciation .....................    (157,176)      (153,444)
                                                        ---------      ---------
     Property, Plant & Equipment, net ...............     217,054        212,909
Notes Receivable, net ...............................         869            935
Other Assets ........................................       5,598          5,972
                                                        ---------      ---------
                                                        $ 359,964      $ 351,112
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable .................................   $  19,557      $  18,404
   Accrued Liabilities ..............................      32,011         35,095
   Current Portion of Long-term Debt ................          80             80
   Income Taxes Payable .............................       8,839             --
                                                        ---------      ---------
     Total Current Liabilities ......................      60,487         53,579
                                                        ---------      ---------

Long-term Debt ......................................         480            480

Deferred Income Taxes ...............................      21,185         22,250

Stockholders' Equity
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 21,198,122 and
         21,525,148 Shares, respectively ............         212            215
   Capital in Excess of Par Value ...................     117,231        130,413
   Retained Earnings ................................     160,369        144,175
                                                        ---------      ---------
 Total Stockholders' Equity .........................     277,812        274,803
                                                        ---------      ---------
                                                        $ 359,964      $ 351,112
                                                        =========      =========


* From audited financial statements.


           See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


FOR THE THREE MONTHS ENDED                                     June 30,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings .................................       $ 17,255        $ 15,097
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization .......................          3,966           4,051
          Deferred Income Tax
            Benefit ............................         (1,065)            (48)
  Increase in Accounts and Notes
     Receivable ................................         (6,756)         (8,665)
  Decrease in Inventories ......................          1,639           3,256
 (Decrease) Increase in Accounts Payable
     and Accrued Liabilities ...................         (1,916)          2,540
  Decrease (Increase) in
     Other, net ................................             27            (600)
  Increase in Income Taxes Payable .............          8,839           7,343
                                                       --------        --------
                                                         21,989          22,974
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net ............................         (7,764)         (1,737)
                                                       --------        --------
                                                         (7,764)         (1,737)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid To Shareholders ...............         (1,076)         (1,100)
  Retirement of Common Stock ...................        (14,196)         (1,418)
  Proceeds from Stock Option Exercises .........          1,011             955
  Decrease in Notes Payable ....................             --          (2,000)
                                                       --------        --------
                                                        (14,261)         (3,563)
                                                       --------        --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS .............................            (36)         17,674
CASH AT BEGINNING OF PERIOD ....................         62,090           4,812
                                                       --------        --------
CASH AT END OF PERIOD ..........................       $ 62,054        $ 22,486
                                                       ========        ========


           See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


(A) A summary of changes in stockholders' equity is presented below.

                                                   Capital in
                                     Common        Excess of        Retained
                                     Stock         Par Value        Earnings         Total
                                   ----------      ----------      ----------      ----------
                                                     (dollars in thousands)
Balance, March 31, 1997            $      220      $  147,212      $   92,004      $  239,436
Net Earnings                               --              --          56,533          56,533
Stock Option Exercises                     --           6,727              --           6,727
Dividends Paid To Shareholders             --              --          (4,362)         (4,362)
Retirement of Common Stock                 (5)        (23,526)             --         (23,531)
                                   ----------      ----------      ----------      ----------
Balance March 31, 1998                    215         130,413         144,175         274,803
Net Earnings                               --              --          17,255          17,255
Stock Option Exercises                     --           1,011              --           1,011
Dividends Paid To Shareholders             --              --          (1,061)         (1,061)
Retirement of Common Stock                 (3)        (14,193)             --         (14,196)
                                   ----------      ----------      ----------      ----------
BALANCE JUNE 30, 1998              $      212      $  117,231      $  160,369      $  277,812
                                   ==========      ==========      ==========      ==========

(B) Inventories:

         Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

                                                     Unaudited    Audited
                                                      June 30,   March 31,
                                                        1998       1998
                                                     ---------   ---------
          Raw Materials and Materials-in-Progress     $ 8,175     $ 8,478
          Finished Cement                               5,136       5,169
          Aggregates                                    1,875       1,830
          Gypsum Wallboard                              1,927       2,020
          Repair Parts and Supplies                    12,883      14,121
          Fuel and Coal                                   902         919
                                                      -------     -------

                                                      $30,898     $32,537
                                                      =======     =======

                       CENTEX CONSTRUCTION PRODUCTS, INC.



(C)      Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. Accordingly, earnings per share as previously reported have been restated to conform to the new standard. Basic earnings per share were computed using the average number of common shares outstanding in each of the three month periods ending June 30, 1998 and 1997. Diluted earnings per share for June 30, 1998 and 1997 assume the dilutive impact of stock options.

(D)      New Accounting Standards:

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards: Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. There are no items that the Company is required to recognize as components of comprehensive income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Centex Construction Products reported the second highest quarterly earnings in the Company's history for the quarter ended June 30, 1998. Revenues for the first quarter of fiscal 1999 totaled $79,846,000, a 2% increase over revenues of $77,954,000 for the same quarter last year. CXP's net earnings for the quarter ended June 30, 1998 were $17,255,000, a 14% increase over $15,097,000 for the same quarter last year. Diluted earnings per share for this year's quarter of $0.80 increased 17% over $0.68 per share for the same quarter in fiscal 1998 and equaled the previous all time high of $0.80 per share reported for last year's second quarter. Diluted earnings per share for the quarter increased more than net earnings due to fewer average shares outstanding in this year's quarter. The quarter's earnings gain resulted from increased earnings in each of the Company's business segments. A strong national economy has resulted in cement and gypsum wallboard consumption for the first six months of 1998 exceeding last year's same period record consumption rate.

         The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:

                                                  Gypsum
                               Cement            Wallboard             Concrete          Aggregates
                                (Ton)              (MSF)             (Cubic Yard)           (Ton)
                          -----------------   -----------------   -----------------   -----------------
Quarter Ended June 30,      1998     1997      1998      1997      1998      1997      1998      1997
----------------------    -------   -------   -------   -------   -------   -------   -------   -------
Sales Volume (M)              551       595       282       275       184       156       636       739

Average Net Sales Price   $ 68.06   $ 64.57   $113.90   $108.52   $ 47.79   $ 47.29   $  4.02   $  3.87

Operating Margin (1)      $ 22.90   $ 19.93   $ 43.07   $ 37.87   $  7.47   $  6.01   $  0.73   $  0.47

----------

(1) Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

         Cement revenues for the quarter totaled $37,530,000, down 2% from the same quarter in the prior year. Operating earnings were $12,625,000, a 6% increase over $11,859,000 for the same quarter last year. A combination of 44,000 tons less sales volume and higher operating margins due to a 5% increase in average net sales prices accounted for the net quarterly operating earnings gain. Demand continues to be strong in all of the Company's cement markets and the Company expects fiscal 1999 to be another "sold out" year. Although wet weather delayed contract work in the Western Region and Illinois, causing sales volume in this year's quarter to be lower than the same quarter last year, the volume should be recouped over the next two quarters. Average cement sales prices improved $3.49 per ton over prior year's quarter as a result of increasing prices in all of the Company's sales regions during the previous twelve months. Cement cost of sales increased over prior year's quarters due to higher maintenance and repair costs.

         Gypsum Wallboard revenues of $32,161,000 for the quarter increased 8% over revenues of $29,860,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $12,161,000, up 17% over $10,421,000 for the same period last year. Increased sales volume and higher operating margins resulted in the quarterly gain. Sales volume of 282 million square feet ("MMSF") for this year's quarter was 7 MMSF higher than the 275 MMSF sold during the prior year's quarter. National wallboard consumption for the first six months of calendar 1998 was at a record pace as single-family home construction remained strong. Supported by strong demand and a June price increase the Company's average net sales price for the quarter was $113.90 per thousand board feet ("MSF"), 5% higher than $108.52 per MSF for the same quarter last year.

         Revenues from Concrete and Aggregates were $11,365,000 for the quarter this year, up 11% from $10,242,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $1,840,000, up 43% from $1,286,000 for the same quarter last year. Concrete earnings increased 47% from last year's comparable quarter mainly due to a 18% gain in sales volume. Concrete sales volume for the quarter this year was 184,000 cubic yards, compared to 156,000 cubic yards for the same quarter last year. The gain was attributable to strong residential and commercial sales at the Texas concrete operation. The Company's average Concrete net sales price of $47.79 per cubic yard for the current quarter was slightly higher than $47.29 for the same quarter a year ago. Aggregates earnings increased 33% from prior year's quarter due to higher operating margins partially offset by lower sales volume. The Company's Aggregates operation reported sales volume of 636,000 tons for the quarter this year, 14% below sales volume of 739,000 tons for the same quarter last year. Sales volume decreased as a result of lower crushed products sales volume at the California operation.

         Other Income of $404,000 for the quarter decreased $321,000 from prior year's quarter mainly due to less trucking income this year. Other income includes clinker sales income, non- inventoried aggregates income, trucking income, asset sales and other miscellaneous income and cost items.

         Net interest income for this year's quarter was $750,000 above last year's quarter net interest income of $52,000 due to higher cash balances during this year's quarter.

STOCK REPURCHASE PROGRAM

         The Company's Board of Directors previously approved the repurchase of up to three million shares of the Company's common stock. As a result of 373,500 shares repurchased since March 31, 1998 from the public, Centex Corporation now owns approximately 56.3% of the outstanding shares of CXP common stock. There are approximately 711,000 shares remaining under the Company's current authorization.

FINANCIAL CONDITION

         The Company has a four year $35 million unsecured revolving credit facility that expires on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at June 30, 1998, CXP believes that its internally generated cash flow coupled with funds available under the credit facilities will enable CXP to provide adequately for its current operations and future growth.

         Working capital at June 30, 1998 was $76.0 million, down from $77.7 million at March 31, 1998. The decrease resulted mainly from a $6.8 million increase in accounts and notes receivable offset by $9.2 million increase in income taxes payable. Stock repurchases during the quarter amounted to $14.2 million. Capital spending of $7.8 million for this year's quarter was up over prior year's quarter as a result of expenditures relating to the three previously announced expansion projects currently under way. Cash payments for income taxes totaled $702,000 and $1.1 million in the first quarters of fiscal 1999 and 1998, respectively.

YEAR 2000

         The Company has conducted an assessment of the potential impact of the Year 2000 problem on its computer applications, operating software and hardware. Based upon the results of this assessment, management believes the Company does not have a Year 2000 problem with its financial and management information processing systems. The Company is continuing on an ongoing basis to examine other equipment that could be affected by the Year 2000 problem to determine any noncompliance and to effect changes to such equipment to make it compliant. Costs of these efforts are not significant and will be expensed. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. However, the Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

OUTLOOK

         Key drivers of demand for the Company's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels. Assuming no significant change in overall economic climate, and given the current and anticipated levels of pricing, the Company should post its fifth consecutive year of record financial performance.

FORWARD-LOOKING STATEMENTS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: General economic conditions, interest rates, decline in or growth of the home building and other construction industries, public infrastructure expenditures, competition, and the availability of raw materials. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 1998. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.


                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               None


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



                                    CENTEX CONSTRUCTION PRODUCTS, INC.
                                -------------------------------------------
                                                 Registrant






August 3, 1998                             /s/ O.G. DAGNAN
                                -------------------------------------------
                                               O. G. Dagnan
                                   Chairman and Chief Executive Officer






August 3, 1998                          /s/ ARTHUR R. ZUNKER, JR.
                                -------------------------------------------
                                            Arthur R. Zunker, Jr.
                                Senior Vice President-Finance and Treasurer
                                          (principal financial and
                                          chief accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------
 27                  Financial Data Schedule