Form 10-Q
period 1998-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1998-11-12
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended


                               SEPTEMBER 30, 1998


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





The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
--------------------------------------------------------------------------------
As of the close of business on November 6, 1998, 20,318,677 shares of Centex Construction Products, Inc. common stock were outstanding.
--------------------------------------------------------------------------------

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS


                               SEPTEMBER 30, 1998



                                                                                                  PAGE
                                                                                                  ----
PART I.           FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1.           Consolidated Financial Statements                                         1

                           Consolidated Statements of Earnings for the
                           Three Months Ended September 30, 1998 and 1997                            2

                           Consolidated Statements of Earnings for the
                           Six Months Ended September 30, 1998 and 1997                              3

                           Consolidated Balance Sheets as of September 30, 1998
                           and March 31, 1998                                                        4

                           Consolidated Statements of Cash Flows for the
                           Six Months Ended September 30, 1998 and 1997                              5

                           Notes to Consolidated Financial Statements                              6-7

         ITEM 2.           Management's Discussion and Analysis of Results
                           of Operations and Financial Condition                                  7-12


PART II.          OTHER INFORMATION

         ITEM 4.           Submission of Matters to a Vote of Security Holders                      12

         ITEM 6.           Exhibits and Reports on Form 8-K                                         13


SIGNATURES                                                                                          14

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                          PART 1. FINANCIAL INFORMATION

                        CONSOLIDATED FINANCIAL STATEMENTS



ITEM  1.

The consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries ("CXP" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                            September 30,
                                                   ------------------------------
For the Three Months Ended                             1998              1997
                                                   ------------      ------------

REVENUES
         Cement ..............................     $     45,393      $     43,826
         Gypsum Wallboard ....................           34,876            28,962
         Concrete/Aggregates .................           12,818            11,643
         Other, net ..........................              439               523
         Less Intersegment Sales .............           (1,750)           (1,542)
                                                   ------------      ------------

                                                         91,776            83,412
                                                   ------------      ------------

COSTS AND EXPENSES
         Cement ..............................           27,270            26,590
         Gypsum Wallboard ....................           20,845            20,048
         Concrete/Aggregates .................           10,349            10,064
         Less Intersegment Purchases .........           (1,750)           (1,542)
         Corporate General
               & Administrative ..............              905               899
         Interest Income, net ................             (811)             (352)
                                                   ------------      ------------

                                                         56,808            55,707
                                                   ------------      ------------

EARNINGS BEFORE INCOME TAXES .................           34,968            27,705

         Income Taxes ........................           12,590             9,935
                                                   ------------      ------------

NET EARNINGS .................................     $     22,378      $     17,770
                                                   ============      ============


EARNINGS PER SHARE:
         BASIC ...............................     $       1.06      $       0.81
                                                   ============      ============
         DILUTED .............................     $       1.05      $       0.80
                                                   ============      ============

AVERAGE SHARES OUTSTANDING:
         BASIC ...............................       21,103,422        22,002,974
                                                   ============      ============
         DILUTED .............................       21,249,431        22,201,859
                                                   ============      ============

CASH DIVIDENDS PER SHARE .....................     $       0.05      $       0.05
                                                   ============      ============



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                   September 30,
                                                           ------------------------------
For the Six Months Ended                                       1998              1997
                                                           ------------      ------------


REVENUES
         Cement ......................................     $     82,923      $     82,237
         Gypsum Wallboard ............................           67,037            58,822
         Concrete/Aggregates .........................           24,183            21,885
         Other, net ..................................              843             1,248
         Less Intersegment Sales .....................           (3,364)           (2,826)
                                                           ------------      ------------

                                                                171,622           161,366
                                                           ------------      ------------

COSTS AND EXPENSES
         Cement ......................................           52,175            53,142
         Gypsum Wallboard ............................           40,845            39,487
         Concrete/Aggregates .........................           19,874            19,020
         Less Intersegment Purchases .................           (3,364)           (2,826)
         Corporate General
            & Administrative .........................            1,776             1,836
         Interest Income, net ........................           (1,613)             (404)
                                                           ------------      ------------

                                                                109,693           110,255
                                                           ------------      ------------

EARNINGS BEFORE INCOME TAXES .........................           61,929            51,111

         Income Taxes ................................           22,296            18,244
                                                           ------------      ------------

NET EARNINGS .........................................     $     39,633      $     32,867
                                                           ============      ============


EARNINGS PER SHARE:
         BASIC .......................................             1.86      $       1.49
                                                           ============      ============
         DILUTED .....................................             1.85      $       1.48
                                                           ============      ============

AVERAGE SHARES OUTSTANDING:
         BASIC .......................................       21,263,355        21,995,917
                                                           ============      ============
         DILUTED .....................................       21,415,830        22,179,181
                                                           ============      ============

CASH DIVIDENDS PER SHARE .............................     $       0.10      $       0.10
                                                           ============      ============



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                             September 30,    March 31,
                                                 1998            1998
                                               ---------      ---------
                                              (Unaudited)        (*)
ASSETS
------

Current Assets
   Cash and Cash Equivalents .............     $  56,742     $  62,090
   Accounts & Notes Receivables, net .....        45,315        36,669
   Inventories ...........................        28,270        32,537
                                               ---------     ---------
         Total Current Assets ............       130,327       131,296
                                               ---------     ---------

Property, Plant and Equipment ............       380,668       366,353
   Less Accumulated Depreciation .........      (160,327)     (153,444)
                                               ---------     ---------
         Property, Plant & Equipment, net        220,341       212,909

Notes Receivable, net ....................           844           935

Other Assets .............................         5,322         5,972
                                               ---------     ---------
                                               $ 356,834     $ 351,112
                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Accounts Payable ......................     $  17,989     $  18,404
   Accrued Liabilities ...................        35,601        35,095
   Current Portion of Long-term Debt .....            80            80
   Income Taxes Payable ..................         3,945            --
                                               ---------     ---------
         Total Current Liabilities .......        57,615        53,579
                                               ---------     ---------

Long-term Debt ...........................           480           480

Deferred Income Taxes ....................        21,312        22,250

Stockholders' Equity
   Common Stock, Par Value $0.01;
         Authorized 50,000,000 Shares;
         Issued and Outstanding
         20,665,102 and 21,525,148 Shares,
         Respectively ....................           207           215
   Capital in Excess of Par Value ........        95,503       130,413
   Retained Earnings .....................       181,717       144,175
                                               ---------     ---------
Total Stockholders' Equity ...............       277,427       274,803
                                               ---------     ---------
                                               $ 356,834     $ 351,112
                                               =========     =========

*From audited financial statements.

            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                     September 30,
                                                 ----------------------
For the Six Months Ended                           1998          1997
                                                 --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings .............................     $ 39,633      $ 32,867
  Adjustments to Reconcile Net
         Earnings to Net Cash Provided
         by Operating Activities -
                  Depreciation, Depletion
                    and Amortization .......        7,665         8,024
                  Deferred Income Tax
                    (Benefit) Provision ....         (938)          216
  Increase in Accounts & Notes
         Receivable ........................       (8,555)       (8,342)
  Decrease in Inventories ..................        4,267         5,778
  Increase in Accounts Payable
         & Accrued Liabilities .............           91         5,063
  Decrease (Increase) in
         Other, net ........................          913          (244)
  Increase in Income Taxes Payable .........        3,945         4,614
                                                 --------      --------
                                                   47,021        47,976
                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
         Additions, net ....................      (15,314)       (4,888)
                                                 --------      --------
                                                  (15,314)       (4,888)
                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid to Shareholders ...........       (2,137)       (2,199)
  Retirement of Common Stock ...............      (37,797)       (3,161)
  Proceeds from Stock Option
         Exercises .........................        2,879         4,235
  Decrease in Notes Payable ................           --        (2,000)
                                                 --------      --------
                                                  (37,055)       (3,125)
                                                 --------      --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS .........................       (5,348)       39,963
CASH AT BEGINNING OF PERIOD ................       62,090         4,812
                                                 --------      --------

CASH AT END OF PERIOD ......................     $ 56,742      $ 44,775
                                                 ========      ========

            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


(A)  A summary of changes in stockholders' equity is presented below.

                                                   Capital in
                                     Common        Excess of        Retained
                                     Stock         Par Value        Earnings         Total
                                   ----------      ----------      ----------      ----------
                                                     (dollars in thousands)

Balance, March 31, 1997            $      220      $  147,212      $   92,004      $  239,436
Net Earnings                               --              --          56,533          56,533
Stock Option Exercises                     --           6,727              --           6,727
Dividends Paid to Shareholders             --              --          (4,362)         (4,362)
Retirement of Common stock                 (5)        (23,526)             --         (23,531)
                                   ----------      ----------      ----------      ----------
Balance March 31, 1998                    215         130,413         144,175         274,803
Net Earnings                               --              --          39,633          39,633
Stock Option Exercises                     --           2,879              --           2,879
Dividends Paid to Shareholders             --              --          (2,091)         (2,091)
Retirement of Common Stock                 (8)        (37,789)             --         (37,797)
                                   ----------      ----------      ----------      ----------
BALANCE SEPTEMBER 30, 1998         $      207      $   95,503      $  181,717      $  277,427
                                   ==========      ==========      ==========      ==========

(B)  Inventories:

         Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

                                                    Unaudited       Audited
                                                    Sept. 30,      March 31,
                                                      1998           1998
                                                    ---------      ---------
                                                     (dollars in thousands)

         Raw Materials and Materials-in-Progress     $ 6,761        $ 8,478
         Finished Cement                               3,626          5,169
         Aggregates                                    1,505          1,830
         Gypsum Wallboard                              1,573          2,020
         Repair Parts and Supplies                    14,178         14,121
         Fuel and Coal                                   627            919
                                                     -------        -------
                                                     $28,270        $32,537
                                                     =======        =======

                       CENTEX CONSTRUCTION PRODUCTS, INC.


(C)      Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. Accordingly, earnings per share as previously reported have been restated to conform to the new standard. Basic earnings per share were computed using the average number of common shares outstanding in each of the three and six month periods ended September 30, 1998 and 1997. Diluted earnings per share for this three and six months ended September 30, 1998 and 1997 assume the dilutive impact of stock options.

(D)      New Accounting Standards:

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards: Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. There are no items that the Company is required to recognize as components of comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Company reported the highest earnings and revenues in its history for both the quarter ended September 30, 1998, the second quarter of fiscal 1999, and for the first six months of fiscal 1999. Revenues for the second quarter of fiscal 1999 totaled $91,776,000, a 10% increase over revenues of $83,412,000 for the same quarter last year. CXP's net earnings for the quarter ended September 30, 1998 were $22,378,000, a 26% increase over $17,770,000 for the same quarter last year. Diluted earnings per share for this year's quarter of $1.05 increased 32% over $0.80 per diluted share for the same quarter in fiscal 1998.

         For the six months ended September 30, 1998, CXP's net earnings increased 21% to a record $39,633,000 or $1.85 per diluted share from $32,867,000 or $1.48 per diluted share for the same period a year ago. Revenues for the six months rose 6% to $171,622,000 from $161,366,000 for the same period in the prior fiscal year. Diluted earnings per share for the quarter and six months increased more than net earnings due to fewer average shares outstanding in the current periods versus the same periods a year ago. The quarter's and six months earnings gain resulted from increased earnings in each of the Company's business segments. A strong national economy has resulted in cement and gypsum wallboard consumption for the first nine months of 1998 exceeding last year's same period record consumption rates.

         The following table compares sales volume, average unit sales prices and unit operating margins for each of the Company's operations:

                                                              Gypsum
                                     Cement                  Wallboard               Concrete              Aggregates
                                      (Ton)                    (MSF)               (Cubic Yard)               (Ton)
                               --------------------    --------------------    --------------------    --------------------
Three Months Ended Sept. 30,     1998        1997        1998        1997        1998        1997        1998        1997
----------------------------   --------    --------    --------    --------    --------    --------    --------    --------

Sales Volume (M)                    652         663         295         268         191         188         808         681

Average Net Sales Price        $  69.69    $  66.08    $ 118.55    $ 107.93    $  50.09    $  47.36    $   4.06    $   4.03

Operating Margin (1)           $  27.82    $  25.99    $  47.69    $  33.22    $   8.96    $   7.24    $   0.95    $   0.32

Six Months Ended Sept. 30,
--------------------------

Sales Volume (M)                  1,203       1,258         577         544         375         344       1,440       1,420

Average Net Sales Price        $  68.94    $  65.37    $ 116.27    $ 108.23    $  48.96    $  47.33    $   4.04    $   3.95

Operating Margin (1)           $  25.56    $  23.13    $  45.43    $  35.57    $   8.23    $   6.68    $   0.85    $   0.40

-----------------------
(1) Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

         Cement revenues for the current quarter totaled $45,393,000, up 4% from $43,826,000 for the same quarter in the prior year. Operating earnings were $18,123,000, a 5% increase over $17,236,000 for the same quarter last year. A combination of higher operating margins due to a 5 1/2% increase in average net sales prices partially offset by 11,000 tons less sales volume and a $1.78 per ton increase in cost of sales accounted for the quarterly operating earnings gain. Average cement sales price of $69.69 per ton improved $3.61 per ton over prior year's quarter as a result of increasing prices in all of the Company's sales regions during the previous twelve months. Cement cost of sales increased over prior year's quarter mostly due to higher maintenance and repair costs.

         For the current six months, Cement revenues were $82,923,000 million, a 1% increase over $82,237,000 for the same period a year ago. Operating earnings from Cement were $30,748,000, up 6% from 29,095,000 for the similar period last year. The operating earnings gain resulted from higher operating margins partially offset by lower sales volume. Cement sales volume of 1,203,000 tons was 4% lower than sales volume for the first six months of fiscal 1998. While all of CXP's cement plants continue to produce clinker at capacity, the quantity of finished cement available to sell this year has been hampered by lower finished cement production earlier in the fiscal year and the delayed start of contract work. Demand continues to be strong in all of the Company's cement markets and the Company expects fiscal 1999 to be another "sold out" year.

         Gypsum Wallboard revenues of $34,876,000 for the quarter increased 20% over revenues of $28,962,000 for the same quarter in the prior fiscal year. Operating earnings for the quarter were $14,031,000, up 57% over $8,914,000 for the same period last year. Increased sales volume and higher operating margins resulted in the quarterly gain. Sales volume of 295 million square feet ("MMSF") for this year's quarter was 27 MMSF or 10% higher than 268 MMSF sold during the prior year's quarter. National wallboard consumption for the first nine months of calendar 1998 was at a record pace as single-family home construction remained strong. Supported by strong demand and a mid-September price increase the Company's average net sales price for the quarter was $118.55 per thousand board feet ("MSF"), 10% higher than

$107.93 per MSF for the same quarter last year. The September price increase resulted in average net pricing of approximately $121.00 per MSF at quarter end.

         For the current six month period, Gypsum Wallboard revenues were $67,037,000, a 14% increase over $58,822,000 for the same period a year ago. Operating earnings from Gypsum Wallboard rose 35% to $26,192,000 for the first six months of this fiscal year from $19,335,000 for last year's similar period. The operating earnings gain resulted from increased sales volume and a 28% increase in operating margins. Gypsum Wallboard sales volume for the six months increased 6% to 577 MMSF due to increased plant efficiencies. The gain in operating margins resulted from the combination of a 7% sales price increase and a 2 1/2% reduction in cost of sales.

         Revenues from Concrete and Aggregates were $12,818,000 for the quarter this fiscal year, up 10% from $11,643,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $2,469,000, up 56% from $1,579,000 for the same quarter last year. Concrete earnings this year increased 26% to $1,707,000 from last year's comparable quarter mainly due to higher sales prices. Concrete sales volume for the quarter this year was 191,000 cubic yards, compared to 188,000 cubic yards for the same quarter last year. The Company's average Concrete net sales price of $50.09 per cubic yard for the current quarter was 6% higher than $47.36 per cubic yard for the same quarter a year ago. Higher sales prices at both concrete operations resulted in the sales price gain. Aggregates earnings of $762,000 increased 248% from prior year's quarter due to higher operating margins and a 19% increase in sales volume. The Company's Aggregates operation reported sales volume of 808,000 tons for the quarter this year, 19% above sales volume of 681,000 tons for the same quarter last year. Sales volume increased as a result of increased crushed products sales volume at both the California and Texas operations. Product mix and higher net sales prices resulted in average aggregates pricing of $4.06 per ton for this year's quarter versus $4.03 per ton for the same quarter a year ago. Cost of sales declined $0.60 per ton due to lower production cost and less legal fees this year.

         For the six months, Concrete and Aggregates revenues were $24,183,000 this fiscal year, up 11% from $21,885,000 for the same period last year. Operating earnings were $4,309,000 for the six months this year, a 50% increase over $2,865,000 for the same period last year. Concrete earnings of $3,085,000 increased 34% due to higher sales volume and improved operating margins. Sales volume of 375,000 cubic yards for the first six months of fiscal 1999 was 9% above prior year's six month total due to a strong Texas residential market. Aggregates operating earnings for the six months this year were $1,224,000, up 116% over the same period last year. Increased operating margins due to higher net sales prices and reduced cost of sales resulted in the improvement

         Other Income of $439,000 and $843,000 for the quarter and six months decreased $84,000 and $405,000, respectively, from the prior year's quarter and six months. The six months decline is due to lower trucking income this year. Other Income includes clinker sales income, non-inventoried aggregates income, trucking income, asset sales and other miscellaneous income and cost items.

         Net Interest Income for this year's quarter and six months was $459,000 and $1,209,000 above last year's quarter and six months Net Interest Income of $352,000 and $404,000, respectively, due to higher cash balances during this year's current periods.

STOCK REPURCHASE PROGRAM

         Reflecting on the Company's continuing confidence in its future performance, CXP's Board of Directors during the quarter authorized the repurchase of an additional one million shares of the Company's stock, bringing to four million shares the cumulative total authorized to be repurchased since becoming publicly held in April 1994. The Company repurchased 616,000 shares from the public during the second quarter and 348,000 shares since the end of the quarter, bringing total shares repurchased from the public since March 31, 1998 to 1,337,500. Centex Corporation now owns approximately 58.9% of the outstanding shares of CXP common stock. There are approximately 747,000 shares remaining under the Company's current authorization.

FINANCIAL CONDITION

         The Company has a four year $35 million unsecured revolving credit facility that expires on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at September 30, 1998, the Company believes that its internally generated cash flow coupled with funds available under the credit facilities will enable CXP to provide adequately for its current operations and future growth.

         Working capital at September 30, 1998 was $72.7 million, down from $77.7 million at March 31, 1998. The decrease resulted mainly from a $5.3 million reduction in cash due to capital expenditures and stock repurchases exceeding six months cash flow from operating activities of $47.0 million by $6.1 million. Stock repurchases during the six months amounted to $37.8 million. Capital spending of $15.3 million for this year's six months is up $10.4 million over prior year's six months as a result of expenditures relating to the three previously announced expansion projects currently under way. Cash payments for income taxes totaled $17.4 million and $11.8 million in the first six months of fiscal 1999 and 1998, respectively.

YEAR 2000 COMPLIANCE

         The Company has a variety of operating systems, computer software program applications, computer hardware equipment and other equipment with embedded electronic circuits, including applications used in the Company's financial business systems, manufacturing processes and administrative functions (collectively, the "Systems"). To the extent that the Systems are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or possible replacement will be necessary.

         From fiscal 1995 through the present, the Company in its normal course of business has replaced, upgraded or changed substantially all of its business systems and administrative hardware and software. Such replacements, upgrades and changes occurred primarily for reasons unrelated to Year 2000 non-compliance, and have not been accelerated to any material extent as a result of Year 2000 non-compliance. The Company has evaluated and tested critical financial Systems for Year 2000 compliance. A small number of these Systems were found to be non-compliant, and the replacement or upgrading of any non-compliant items is expected to be completed by March 31, 1999. Currently, the Company is in the assessment phase concerning non-financial Systems with some remediation and testing taking place. The assessment phase is estimated to be completed during the third quarter of fiscal year 1999. Also, the Company is developing a contingency plan that is scheduled to be completed by the fourth quarter of fiscal year 1999. The Company has established a goal of September 30, 1999 for completing assessment, remediation and testing.

         To date, expenses associated with Year 2000 compliance have been minimal. Since the Company's manufacturing operations are not highly automated, the Company believes that the total cost to correct remaining Year 2000 non-compliance issues will not be material. Internally generated cash has been, and the Company anticipates that it will continue to be, sufficient to fund the expenditures.

         The Company believes that a material adverse effect of the Year 2000 issue on the Company is highly unlikely. Nevertheless, it is not possible to anticipate all possible future outcomes or accurately determine the effects upon the Company's operations, business or financial condition, because the Year 2000 issue is far-reaching and consequences are dependent on many factors, some of which are not completely within the Company's control. If third party providers, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers, then any such failure could have a material adverse effect on the business, operations and financial performance of the Company. The amount of potential liability and lost revenue has not been estimated. Currently, the Company is not aware of any significant third party providers or customers that are not Year 2000 compliant. In order to address the potential Year 2000 non-compliance by third parties affecting the Company's operations, the Company will continue to survey its key customers and third party providers asking them to respond with their Year 2000 plans. If the Company finds a third party whose lack of Year 2000 readiness would have a substantial impact on the Company's operations, the Company will take corrective action.

         Certain statements in this section, other than historical information, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including the ability of third parties to correct material non-compliant systems, the ability of the Company to remediate any Year 2000 non-compliance issues, and the Company's assessment of the impact of the Year 2000 issue on the Company's financial results and operations.

OUTLOOK

         Key drivers of demand for the Company's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels. Assuming no significant change in overall economic climate, and given the current and anticipated levels of pricing, the Company should post its fifth consecutive year of record financial performance.

         The Albuquerque gypsum wallboard plant did not operate between September 28 and October 8, 1998 to allow installation of the new board line and dryer. The project was ahead of schedule and on budget. In July, the Illinois cement plant broke ground on a project to construct a new 4,000 horse power finish mill, which will come on-line in mid-calendar 1999.

FORWARD-LOOKING STATEMENTS

         The information contained in this Report includes forward-looking statements involving a number of risks and uncertainties. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. In addition to the factors discussed elsewhere in this document, other determinants that could cause actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements include increases in short- and/or long-term interest rates or changes in the relationship between short- and long-term interest rates; changes in general market conditions; decline or growth in home building and other construction industries; changes in public infrastructure expenditures; competition in the local markets in which the Company, through it subsidiaries, conducts business; changes in the economy in general; changes in governmental regulation; and the cost and availability of raw materials. These and other factors are described in the Annual Report on Form 10-K of Centex Construction Products, Inc. for the fiscal year ended March 31, 1998.
The report is filed with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 16, 1998, CXP held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, O. G. Dagnan, Laurence E. Hirsch, David W. Quinn, and Harold K. Work were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

                                              Number of Shares
                                              ----------------
              Name                          For           Withheld
              ----                       ----------       --------
              Robert L. Clarke           18,908,964       326,778
              O. G. Dagnan               18,908,964       326,778
              Laurence E. Hirsch         18,908,964       326,778
              David W. Quinn             18,908,964       326,778
              Harold K. Work             18,932,864       302,875

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       Exhibits

                            27 - Financial Data Schedule

                  (b)       Reports on Form 8-K

                            The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

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



                                    CENTEX CONSTRUCTION PRODUCTS, INC.
                                    ----------------------------------
                                               Registrant






November 12, 1998                             /s/ O.G. DAGNAN
                                    ------------------------------------
                                                  O.G. Dagnan
                                    Chairman and Chief Executive Officer





November 12, 1998                         /s/ ARTHUR R. ZUNKER, JR.
                                    ------------------------------------
                                              Arthur R. Zunker, Jr.
                                    Senior Vice President-Finance and Treasurer
                                            (principal financial and
                                            chief accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number             Description
------             -----------

  27               Financial Data Schedule