Form 10-Q
period 1998-12-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 1999-02-11
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended


                                DECEMBER 31, 1998


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





The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
------------------------------------------------------------------------------
As of the close of business on February 9, 1999, 19,930,965 shares of Centex Construction Products, Inc. common stock were outstanding.
------------------------------------------------------------------------------

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS


                                DECEMBER 31, 1998

                                                                                                   PAGE
                                                                                                   ----
PART I.           FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1.           Consolidated Financial Statements                                         1

                           Consolidated Statements of Earnings for the
                           Three Months Ended December 31, 1998 and 1997                             2

                           Consolidated Statements of Earnings for the
                           Nine Months Ended December 31, 1998 and 1997                              3

                           Consolidated Balance Sheets as of December 31, 1998
                           and March 31, 1998                                                        4

                           Consolidated Statements of Cash Flows for the
                           Nine Months Ended December 31, 1998 and 1997                              5

                           Notes to Consolidated Financial Statements                              6-7

         ITEM 2.           Management's Discussion and Analysis of Results
                           of Operations and Financial Condition                                  7-12


PART II.          OTHER INFORMATION

         ITEM 6.           Exhibits and Reports on Form 8-K                                         13


SIGNATURES                                                                                          14

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                          PART 1. FINANCIAL INFORMATION

                        CONSOLIDATED FINANCIAL STATEMENTS



ITEM  1.

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

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                      December 31,
                                                          ---------------------------------
For the Three Months Ended                                     1998                 1997
                                                          ------------         ------------
REVENUES
         Cement ..................................        $     39,097         $     32,120
         Gypsum Wallboard ........................              35,206               28,673
         Concrete/Aggregates .....................              11,637               10,505
         Other, net ..............................                 490                  604
         Less Intersegment Sales .................              (1,567)              (1,392)
                                                          ------------         ------------

                                                                84,863               70,510
                                                          ------------         ------------

COSTS AND EXPENSES
         Cement ..................................              22,793               20,204
         Gypsum Wallboard ........................              21,209               21,351
         Concrete/Aggregates .....................               9,807                9,400
         Less Intersegment Purchases .............              (1,567)              (1,392)
         Corporate General
               & Administrative ..................               1,201                  916
         Interest Income, net ....................                (617)                (668)
                                                          ------------         ------------

                                                                52,826               49,811
                                                          ------------         ------------

EARNINGS BEFORE INCOME TAXES .....................              32,037               20,699

         Income Taxes ............................              11,720                7,464
                                                          ------------         ------------

NET EARNINGS .....................................        $     20,317         $     13,235
                                                          ============         ============

EARNINGS PER SHARE:
         BASIC ...................................        $       1.00         $       0.60
                                                          ============         ============
         DILUTED .................................        $       0.99         $       0.60
                                                          ============         ============

AVERAGE SHARES OUTSTANDING:
         BASIC ...................................          20,349,761           22,002,147
                                                          ============         ============
         DILUTED .................................          20,443,870           22,177,688
                                                          ============         ============

CASH DIVIDENDS PER SHARE .........................        $       0.05         $       0.05
                                                          ============         ============



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                     December 31,
                                                          ---------------------------------
For the Nine Months Ended                                     1998                 1997
                                                          ------------         ------------
REVENUES
         Cement ..................................        $    122,020         $    114,357
         Gypsum Wallboard ........................             102,243               87,495
         Concrete/Aggregates .....................              35,820               32,390
         Other, net ..............................               1,333                1,852
         Less Intersegment Sales .................              (4,931)              (4,218)
                                                          ------------         ------------

                                                               256,485              231,876
                                                          ------------         ------------

COSTS AND EXPENSES
         Cement ..................................              74,968               73,346
         Gypsum Wallboard ........................              62,054               60,838
         Concrete/Aggregates .....................              29,681               28,420
         Less Intersegment Purchases .............              (4,931)              (4,218)
         Corporate General
            & Administrative .....................               2,977                2,752
         Interest Income, net ....................              (2,230)              (1,072)
                                                          ------------         ------------
                                                               162,519              160,066
                                                          ------------         ------------

EARNINGS BEFORE INCOME TAXES .....................              93,966               71,810

         Income Taxes ............................              34,016               25,708
                                                          ------------         ------------

NET EARNINGS .....................................        $     59,950         $     46,102
                                                          ============         ============

EARNINGS PER SHARE:
         BASIC ...................................        $       2.86         $       2.10
                                                          ============         ============
         DILUTED .................................        $       2.84         $       2.08
                                                          ============         ============

AVERAGE SHARES OUTSTANDING:
         BASIC ...................................          20,957,716           22,004,692
                                                          ============         ============
         DILUTED .................................          21,090,736           22,178,715
                                                          ============         ============

CASH DIVIDENDS PER SHARE .........................        $       0.15         $       0.15
                                                          ============         ============



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                             December 31,     March 31,
                                                 1998           1998
                                             -----------    -----------
                                             (Unaudited)        (*)
ASSETS

Current Assets
   Cash and Cash Equivalents ............     $  66,792      $  62,090
   Accounts & Notes Receivables, net ....        36,390         36,669
   Inventories ..........................        28,662         32,537
                                              ---------      ---------
         Total Current Assets ...........       131,844        131,296
                                              ---------      ---------

Property, Plant and Equipment ...........       383,435        366,353
   Less Accumulated Depreciation ........      (160,137)      (153,444)
                                              ---------      ---------
    Property, Plant & Equipment, net ....       223,298        212,909
Notes Receivable, net ...................           751            935
Other Assets ............................         5,002          5,972
                                              ---------      ---------
                                              $ 360,895      $ 351,112
                                              =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable .....................     $  17,738      $  18,404
   Accrued Liabilities ..................        37,197         35,095
   Current Portion of Long-term Debt ....            80             80
   Income Taxes Payable .................         3,408           --
                                              ---------      ---------
         Total Current Liabilities ......        58,423         53,579
                                              ---------      ---------

Long-term Debt ..........................           480            480

Deferred Income Taxes ...................        21,525         22,250

Stockholders' Equity
 Common Stock, Par Value $0.01;
    Authorized 50,000,000 Shares;
    Issued and Outstanding
    20,199,177 and 21,525,148 Shares,
    Respectively ........................           202            215
 Capital in Excess of Par Value .........        79,272        130,413
 Retained Earnings ......................       200,993        144,175
                                              ---------      ---------
Total Stockholders' Equity ..............       280,467        274,803
                                              ---------      ---------
                                              $ 360,895      $ 351,112
                                              =========      =========


*From audited financial statements.

            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                             December 31,
                                                       ----------------------
For the Nine Months Ended                                 1998         1997
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings ...................................     $ 59,950      $ 46,102
  Adjustments to Reconcile Net
         Earnings to Net Cash Provided
         by Operating Activities -
                  Depreciation, Depletion
                    and Amortization .............       12,021        11,903
                  Deferred Income Tax
                    (Benefit) Provision ..........         (725)        1,113
                  Asset Disposition
                     Provision ...................         --           2,000
  Decrease in Accounts & Notes
         Receivable ..............................          463         3,545
  Decrease in Inventories ........................        3,875         3,281
  Increase in Accounts Payable
         & Accrued Liabilities ...................        1,436         2,958
  Decrease (Increase) in
         Other, net ..............................        1,715          (292)
  Increase in Income Taxes Payable ...............        3,778         2,919
                                                       --------      --------
                                                         82,513        73,529
                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
         Additions, net ..........................      (23,460)       (7,523)
                                                       --------      --------
                                                        (23,460)       (7,523)
                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid to Shareholders .................       (3,197)       (3,304)
  Retirement of Common Stock .....................      (54,185)      (11,185)
  Stock Option Exercises Proceeds ................        3,031         6,317
  Decrease in Notes Payable ......................         --          (2,000)
                                                       --------      --------
                                                        (54,351)      (10,172)
                                                       --------      --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS ...............................        4,702        55,834
CASH AT BEGINNING OF PERIOD ......................       62,090         4,812
                                                       --------      --------

CASH AT END OF PERIOD ............................     $ 66,792      $ 60,646
                                                       ========      ========

            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(A) A summary of changes in stockholders' equity is presented below.

                                                      Capital in
                                          Common       Excess of       Retained
                                          Stock        Par Value       Earnings        Total
                                        ---------     -----------     ----------     ---------
                                                        (dollars in thousands)

Balance, March 31, 1997                 $     220      $ 147,212      $  92,004      $ 239,436
Net Earnings                                 --             --           56,533         56,533
Stock Option Exercises                       --            6,727           --            6,727
Dividends Paid to Shareholders               --             --           (4,362)        (4,362)
Retirement of Common stock                     (5)       (23,526)          --          (23,531)
                                        ---------      ---------      ---------      ---------
Balance March 31, 1998                        215        130,413        144,175        274,803
Net Earnings                                 --             --           59,950         59,950
Stock Option Exercises                       --            3,031           --            3,031
Dividends Paid to Shareholders               --             --           (3,132)        (3,132)
Retirement of Common Stock                    (13)       (54,172)          --          (54,185)
                                        ---------      ---------      ---------      ---------
BALANCE DECEMBER 31, 1998               $     202      $  79,272      $ 200,993      $ 280,467
                                        =========      =========      =========      =========

(B) Inventories:

    Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

                                               Unaudited          Audited
                                              December 31,        March 31,
                                                  1998              1998
                                              ------------        ---------
                                               (dollars in thousands)
Raw Materials and Materials-in-Progress         $  6,243          $  8,478
Finished Cement                                    4,919             5,169
Aggregates                                         1,495             1,830
Gypsum Wallboard                                   1,152             2,020
Repair Parts and Supplies                         14,291            14,121
Fuel and Coal                                        562               919
                                                --------          --------
                                                $ 28,662          $ 32,537
                                                ========          ========

                       CENTEX CONSTRUCTION PRODUCTS, INC.


(C)      Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. Accordingly, earnings per share as previously reported have been restated to conform to the new standard. Basic earnings per share were computed using the average number of common shares outstanding in each of the three and nine month periods ended December 31, 1998 and 1997. Diluted earnings per share for this three and nine months ended December 31, 1998 and 1997 assume the dilutive impact of stock options.

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

         Statement of Financial Accounting Standards No. 131, issued in June 1997, changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues. Although this Statement will be effective for the Company's 1999 annual financial statements, the Company does not expect a significant effect on the presentation of its financials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Company reported the highest earnings and revenues in its history for both the quarter ended December 31, 1998, the third quarter of fiscal 1999, and for the first nine months of fiscal 1999. Revenues for the third quarter of fiscal 1999 totaled $84,863,000, a 20% increase over revenues of $70,510,000 for the same quarter last year. CXP's net earnings for the quarter ended December 31, 1998 were $20,317,000, a 54% increase over $13,235,000 for the same quarter last year. Diluted earnings per share for this year's quarter of $0.99 increased 65% over $0.60 per diluted share for the same quarter in fiscal 1998.

         For the nine months ended December 31, 1998, CXP's net earnings increased 30% to a record $59,950,000 or $2.84 per diluted share from $46,102,000 or $2.08 per diluted share for the same period a year ago. Revenues for the nine months rose 11% to $256,485,000 from $231,876,000 for the same period in the prior fiscal year. Diluted earnings per share for the quarter and nine months increased more than net earnings due to fewer average shares outstanding in the current periods versus the same periods a year ago. The quarter's and nine month's earnings gain resulted from increased earnings in each of the Company's business segments, particularly cement and gypsum wallboard. A strong national economy has resulted in cement and gypsum wallboard consumption exceeding last year's same period record consumption rates.

         The following table compares sales volume, average unit sales prices and unit operating margins for each of the Company's operations:

                                                                         Gypsum
                                                  Cement                Wallboard                Concrete           Aggregates
                                                  (Ton)                   (MSF)                (Cubic Yard)           (Ton)
                                            -----------------      ------------------      -------------------   -----------------
         Three Months Ended Dec. 31,          1998       1997        1998        1997        1998       1997       1998     1997
         ---------------------------        -----------------      ------------------      -------------------    ----------------
         Sales Volume (M)                   568         494         283         262         163        164        817       680

         Average Net Sales Price            $ 68.84     $ 65.12     $ 124.38    $ 109.08    $ 51.21    $ 47.70    $  4.00   $  3.93

         Operating Margin (1)               $ 28.71     $ 24.16     $  49.45    $  27.85    $  6.31    $  4.22    $  0.98   $  0.60

         Nine Months Ended Dec. 31,
         --------------------------
         Sales Volume (M)                   1,771       1,752       860         806         538        508        2,261     2,100

         Average Net Sales Price            $ 68.90     $ 65.28     $ 118.94    $ 108.51    $ 49.65    $ 47.45    $  4.03   $  3.94

         Operating Margin (1)               $ 26.57     $ 23.41     $  46.75    $  33.06    $  7.65    $  5.89    $  0.90   $  0.46

-----------------------
(1) Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

         Cement revenues for the current quarter totaled $39,097,000, up 22% from $32,120,000 for the same quarter in the prior year. Operating earnings were $16,304,000, a 37% increase over $11,916,000 for the same quarter last year. A combination of higher operating margins due to a 5.7% increase in average net sales prices, a 2% decrease in cost of sales, and a 74,000 ton gain in sales volume accounted for the quarterly operating earnings gain. As a result of strong demand in all of the Company's sales regions during the previous twelve months, average cement sales price of $68.84 per ton improved $3.72 per ton over the prior year's quarter. Unseasonably warm weather during this year's quarter resulted in a 15% increase in sales volume over the same period last year. Cost of sales declined $0.89 per ton due to lower production costs and the impact of increased sales volume on fixed costs.

         For the current nine months, Cement revenues were $122,020,000, a 7% increase over $114,357,000 for the same period a year ago. Operating earnings from Cement were $47,052,000, up 15% from $41,011,000 for the similar period last year. The operating earnings gain resulted from higher operating margins and increased sales volume. Average cement sales price of $68.90 per ton was 5 1/2% greater than for the prior year. Cement sales volume of 1,771,000 tons was 1% higher than sales volume for the first nine months of fiscal 1998. While all of CXP's cement plants continue to produce clinker at capacity, due to low finished cement production rates earlier in the fiscal year and the delayed start of contract work, the quantity of finished cement available to sell at December 31 was down from last year's finished cement inventory levels. Demand continues to be strong in all of the Company's cement markets and the Company expects fiscal 1999 to be another "sold out" year. Total U.S. portland cement consumption through October 1998 was 5% ahead of last year's shipments for the same period.

         Gypsum Wallboard revenues of $35,206,000 for the quarter increased 23% over revenues of $28,673,000 for the same quarter in the prior fiscal year. Favorable shipments and pricing levels elevated operating earnings for the quarter to a record $13,997,000, up 91% over $7,322,000 for the same period last year. Increased sales volume and a 77% gain in operating margins resulted in the quarterly gain. Sales volume of 283 million square feet ("MMSF") for this year's quarter was 21 MMSF or 8% higher than 262 MMSF sold during the prior year's quarter. Average net sales price for the quarter was $124.38 per thousand board feet ("MSF"), 14% higher than $109.08 per MSF for the same quarter last year. Cost of sales declined $6.30 per MSF mainly due to last year's $2.0 million asset disposition provision associated with the Albuquerque plant expansion. The Albuquerque plant was down between September 28 and October 7, 1998 to allow for the installation of the new board line. Start-up went smoothly and the plant is producing at anticipated levels.

         For the current nine month period, Gypsum Wallboard revenues were $102,243,000, a 17% increase over $87,495,000 for the same period a year ago. Operating earnings from Gypsum Wallboard rose 51% to $40,189,000 for the first nine months of this fiscal year from $26,657,000 for last year's similar period. The operating earnings improvement resulted from increased sales volume and a 41% gain in operating margins. Gypsum Wallboard sales volume for the nine months increased 6.7% to 860 MMSF due to improved plant efficiencies. U.S. wallboard consumption for calendar year 1998 was 6% greater than last year, as both new construction and remodeling activity remains strong. The gain in operating margins resulted from the combination of a 9.6% sales price increase and a 4% reduction in cost of sales. Cost of sales declined $3.26/MSF mainly due to last year's $2.0 million asset disposition provision.

         Revenues from Concrete and Aggregates were $11,637,000 for the third quarter this fiscal year, up 11% from $10,505,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $1,830,000, up 66% from $1,105,000 for the same quarter last year. Concrete earnings this year increased 48% to $1,030,000 from last year's comparable quarter primarily due to higher sales prices. Concrete sales volume for the quarter this year was 163,000 cubic yards compared to 164,000 cubic yards for the same quarter last year. The Company's average Concrete net sales price of $51.21 per cubic yard for the current quarter was 7.4% higher than $47.70 per cubic yard for the same quarter a year ago. Higher sales prices at both concrete operations resulted in the sales price gain. Aggregates earnings of $800,000 increased 95% from the prior year's quarter due to a 63% gain in operating margins and increased sales volume. The Company's Aggregates operation reported sales volume of 817,000 tons for the quarter this year, 20% above sales volume of 680,000 tons for the same quarter last year. The sales volume gain resulted from higher crushed products sales volume at the Texas operation. Product mix and higher net sales prices resulted in average aggregates pricing of $4.00 per ton for this year's quarter versus $3.93 per ton for the same quarter a year ago. Cost of sales declined $0.31 per ton due to reduced production cost and lower legal fees.

         Concrete and Aggregates revenues were $35,820,000 for the first nine months this fiscal year, up 11% from $32,390,000 for the same period last year. Operating earnings were $6,139,000 for the first nine months of this year, a 55% increase over $3,970,000 for the same period last year. Concrete earnings of $4,115,000 increased 37% due to higher sales volume and improved operating margins. Sales volume of 538,000 cubic yards for the first nine months of fiscal 1999 was 6% above the prior year's nine month total due to a strong Texas residential housing market. Operating margins increased 36% mainly due to a 5% increase in average net sales price. Aggregates operating earnings for the nine months this year were $2,024,000, up 107% over the same period last year. Operating margins increased 96% due to the combination of a 2.3% improvement in net sales prices and a 10% reduction in cost of sales.

         Other Income of $490,000 and $1,333,000 for the quarter and nine months decreased $114,000 and $519,000, respectively, from the prior year's quarter and nine months. The quarter and nine month's decline is due to lower trucking income and increased product development costs. Other Income includes clinker sales income, non-inventoried aggregates income, trucking income, asset sales and other miscellaneous income and cost items.

         Corporate general and administrative expenses of $1,201,000 for the quarter was up $285,000 over prior years quarter primarily due to increased incentive compensation accruals.

         Net Interest Income of $2,230,000 for the nine months was up $1,158,000 due to higher cash balances this year.

STOCK REPURCHASE PROGRAM

         Reflecting the Company's continuing confidence in its future performance, during the second quarter, CXP's Board of Directors authorized the repurchase of an additional one million shares of the Company's stock. A cumulative total of four million shares have been authorized for repurchase since the Company became publicly held in April 1994. The Company repurchased 473,000 shares from the public during the third quarter and 273,800 shares since the end of the third quarter, bringing total shares repurchased from the public since March 31, 1998 to 1,736,300. Centex Corporation now owns 60.0% of the outstanding shares of CXP common stock. There are approximately 348,000 shares remaining under the Company's current authorization.

FINANCIAL CONDITION

         To finance its working capital and capital expenditures requirements, the Company has a four year $35 million unsecured revolving credit facility that expires on March 31, 2001. Based on its financial condition and a virtually debt free balance sheet at December 31, 1998, the Company believes that its internally generated cash flow, coupled with funds available under the credit facility, will enable CXP to provide adequately for its current operations and future growth.

         Working capital at December 31, 1998 was $73.4 million, down from $77.7 million at March 31, 1998. The decrease resulted primarily from a $4.8 million increase in current liabilities. Cash flow from operating activities of $82.5 million exceeded capital expenditures and stock repurchases by $4.9 million. The increase in cash was partially offset by a $3.9 million decrease in inventories. Stock repurchases during the nine months amounted to $54.2 million. Capital spending of $23.5 million for this year's nine months is up $15.9 million over the same period last year as a result of expenditures relating to the three previously announced expansion projects. Cash payments for income taxes totaled $28.8 million and $19.9 million in the first nine months of fiscal 1999 and 1998, respectively.

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

         The Company's Year 2000 Task Force is overseeing the Company's Year 2000 compliance. The Task Force, consisting of members of the Company's management, accounting and legal department, has oversight of the information systems managers and other administrative personnel charged with implementing the Company's Year 2000 compliance program (collectively, the "Year 2000 Compliance Team").

         From fiscal 1995 through the present, the Company in its normal course of business has replaced, upgraded or changed substantially all of its business systems and administrative hardware and software. Such replacements, upgrades and changes occurred primarily for reasons unrelated to Year 2000 non-compliance, and have not been accelerated to any material extent as a result of Year 2000 non-compliance. The Year 2000 Compliance Team has evaluated and tested critical financial Systems for Year 2000 compliance. For non-compliant Systems, the replacement or upgrading of any non-compliant components will be completed by March 31, 1999. The Year 2000 Compliance Team has completed the assessment phase concerning non-financial Systems and remediation and testing is taking place. The replacement or upgrading of non-compliant Systems will be completed by September 30, 1999.

         The Task Force is presently developing its Year 2000 contingency plan. Additionally, in order to further confirm the Company's Year 2000 readiness, the Company has engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness. The contingency plan and the consulting firm's review will be completed during the second quarter of fiscal 2000 (i.e., the September 30, 1999 quarter).

         To date, expenses associated with Year 2000 compliance have been minimal. Since the Company's manufacturing operations are not highly automated, the Company believes that the total cost to correct remaining Year 2000 manufacturing non-compliance issues will not be material. Internally generated cash has been, and the Company anticipates that it will continue to be, sufficient to fund the expenditures.

         As a result of the Company's Year 2000 compliance program, the Company believes that a material adverse effect of the Year 2000 issue on the Company or of the individual operations or subsidiaries is highly unlikely. Nevertheless, it is not possible to anticipate all possible future outcomes or accurately determine the effects upon the Company's operations, business or financial condition, because the Year 2000 issue is far-reaching and consequences are dependent on many factors, some of which are not completely within the Company's control. If third party providers, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers, then any such failure could have a material adverse effect on the business, operations and financial performance of the Company. The amount of potential liability and lost revenue cannot be estimated. Currently, the Company is not aware of any significant third party providers or customers that are not Year 2000 compliant. In order to address the potential Year 2000 non-compliance by third parties affecting the Company's operations, the Company will continue to survey its key customers and third party providers requesting that they respond regarding their Year 2000 plans. If the Company finds a third party whose lack of Year 2000 readiness would have a substantial impact on the Company's operations, the Company will take corrective action.

Year 2000 Forward-looking Statements

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

         The Eagle gypsum wallboard plant expansion project is expected to be completed during the first quarter of fiscal year 2000. The project is ahead of schedule and on budget. The 4000 horsepower finished cement mill project at the Illinois plant is on schedule and budget with a planned start-up during the second quarter of fiscal year 2000.

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

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       Exhibits

                            27 - Financial Data Schedule

                  (b)       Reports on Form 8-K

                            The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.

         All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CENTEX CONSTRUCTION PRODUCTS, INC.
                                    ------------------------------------------
                                                   Registrant






February 10, 1999                              /s/ O.G. DAGNAN
                                    -------------------------------------------
                                                   O.G. Dagnan
                                        Chairman and Chief Executive Officer





February 10, 1999                              /s/ ARTHUR R. ZUNKER, JR.
                                    ------------------------------------------
                                               Arthur R. Zunker, Jr.
                                    Senior Vice President-Finance and Treasurer
                                               (principal financial and
                                               chief accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                     Financial Data Schedule