Form 10-K
period 1999-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 1999-06-18
CIK 918646

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999




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

                                                    NAME OF EACH
                                                  EXCHANGE ON WHICH
           TITLE OF EACH CLASS                       REGISTERED
           -------------------                    -----------------
              COMMON STOCK                          NEW YORK STOCK
        (PAR VALUE $.01 PER SHARE)                     EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X . No    .
                                                   ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
amendment to Form 10-K.   .
                       ---
         Indicate the number of shares of the registrant's classes of common stock (or other similar equity securities) outstanding as of the close of business on June 8, 1999:

                Common Stock                      19,454,308 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, and III, of this Report:

          (a) 1999 Annual Report to Stockholders of Centex Construction Products, Inc. for the fiscal year ended March 31, 1999.

          (b) Proxy statement for the annual meeting of stockholders of Centex Construction Products, Inc. to be held on July 15, 1999.

-------------------------------------------------------------------------------

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

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Centex Construction Products, Inc. ("CXP" or the "Company") is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. The Company produces and sells cement, gypsum wallboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly-owned subsidiary of Centex Corporation ("Centex"). On April 19, 1994, the Company completed an Initial Public Offering ("IPO") of 51% of its common stock. As a result of the IPO, Centex's ownership of the Company was reduced to 49%. Unless the context indicates to the contrary, the terms "CXP" and the "Company" as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company's common stock, par value $0.01 per share ("CXP Common Stock"), began trading publicly on April 19, 1994. As of June 8, 1999, 19,454,308 shares of CXP Common Stock, which are traded on the New York Stock Exchange, were outstanding.

         As previously disclosed, CXP's Board of Directors authorized CXP management to repurchase up to five million shares of CXP Common Stock as management determines advisable. As a result of repurchases during fiscal years 1999, 1998 and 1997 by CXP of its common stock from the public, and certain purchases of CXP common stock by Centex from the public, Centex now owns approximately 60.6% of the outstanding shares of CXP Common Stock at March 31, 1999.

         CXP's involvement in the construction products business dates to 1963, when it began construction of its first cement plant. Since that time, the Company's operations have been expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete and gypsum wallboard. The Company's production facilities are located principally in the western half of the U.S. and in certain key southwestern states.

         The Company operates four quarrying and manufacturing facilities and a network of 11 terminals for the production and distribution of portland and masonry cement. These facilities are located primarily in Texas, northern Illinois, the Rocky Mountain area, Nevada and northern California. The Company is also vertically integrated, to a limited extent, with readymix concrete operations in the Austin, Texas area and in northern California. The Company extracts and produces aggregates from its deposits near Sacramento, California (the largest single permitted sand and gravel deposit in northern California) and Austin, Texas. The Company operates two quarries in close proximity to its gypsum wallboard manufacturing facilities which are located in Albuquerque and nearby Bernalillo, New Mexico and Gypsum (near Vail), Colorado. The Company has an associated cogeneration power facility, located at the Gypsum, Colorado wallboard plant. The Company's wallboard production is shipped by rail and truck to markets throughout the continental United States. The Company's corporate office is in Dallas, Texas.

INDUSTRY SEGMENT INFORMATION

         The following table presents revenues and earnings before interest and income taxes contributed by each of the Company's industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note E of the Notes to the Consolidated Financial Statements of CXP on page 23 of CXP's Annual Report to Stockholders for the fiscal year ended March 31, 1999 (the "1999 CXP Annual Report").

                                                    For The Fiscal Years Ended March 31,
                                           --------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                           --------    --------    --------    --------    --------
Contribution to Revenues:
         Cement                            $  152.4    $  140.4    $  133.3    $  125.7    $  109.9
         Gypsum Wallboard                     141.6       118.7        72.2        58.3        51.7
         Concrete and Aggregates               46.9        42.0        36.8        39.9        35.2
         Other, net                             1.7         1.9         1.8         2.8         1.6
                                           --------    --------    --------    --------    --------
                                              342.6       303.0       244.1       226.7       198.4
         Less Intersegment Sales               (6.5)       (5.7)       (4.7)       (4.1)       (4.1)
                                           --------    --------    --------    --------    --------

            Total Net Revenues             $  336.1    $  297.3    $  239.4    $  222.6    $  194.3
                                           ========    ========    ========    ========    ========

Contribution to Operating
      Earnings:
         Cement                            $   56.8    $   48.1    $   39.8    $   35.3    $   26.0
         Gypsum Wallboard                      56.6        35.8        20.5        11.9         7.2
         Concrete and Aggregates                7.4         4.5         4.8         5.6         2.6
         Other, net                             1.7         1.9         1.8         2.8         1.6
                                           --------    --------    --------    --------    --------
                                              122.5        90.3        66.9        55.6        37.4
         Corporate Overhead                    (4.4)       (3.8)       (3.9)       (2.5)       (2.3)
                                           --------    --------    --------    --------    --------

            Total Earnings Before
            Interest and Income Taxes      $  118.1    $   86.5    $   63.0    $   53.1    $   35.1
                                           ========    ========    ========    ========    ========

         Revenues for the past three years from each of the Company's industry segments, expressed as a percentage of total consolidated net revenues, were as follows:

                                                       Percentage of Total
                                                    Consolidated Net Revenues
                                                --------------------------------
Segment:                                          1999        1998        1997
                                                --------    --------    --------
         Cement                                     43.5%       45.4%       53.8%
         Gypsum Wallboard                           42.1        39.9        30.2
         Concrete/Aggregates:
             Readymix Concrete                      10.5        10.7        11.8
             Aggregates                              3.4         3.3         3.4
                                                --------    --------    --------
                                                    13.9        14.0        15.2
         Other, net                                  0.5         0.7         0.8
                                                --------    --------    --------
            Total Consolidated Net Revenues        100.0%      100.0%      100.0%
                                                ========    ========    ========

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

         Cement is the basic binding agent for concrete, a primary construction material. The manufacture of portland cement primarily involves the extracting, crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to the consistency of face powder to produce finished cement. Clinker can be produced utilizing either of two basic methods, a "wet" or a "dry" process. In the wet process, the raw materials are mixed with water to the advantage of greater ease in the handling and mixing of the raw materials. However, additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either preheater plants, in which hot air is recycled from the rotary kiln to preheat materials, or are precalciner plants, in which separate burners are added to accomplish a significant portion of the chemical reaction prior to the introduction of the raw materials into the kiln. As fuel is a major component in the cost of producing clinker, most modern cement plants, including all four of the plants operated by the Company, incorporate the more fuel efficient dry process technology. At present, approximately 80% of the Company's net clinker capacity is from preheater or preheater/precalciner kilns, compared to approximately one-half of U.S. cement capacity manufactured from such kilns.

                            Rated Annual                                                    Estimated
                              Clinker                                                        Minimum
                              Capacity                           Number                     Limestone
                             (Thousand      Manufacturing          of         Dedication     Reserves
Location                   short tons)(1)      Process            Kilns          Date        (Years)
--------                   --------------   -------------        -------      -----------   ---------
Buda, Texas (2)                1,200        Dry - 4 Stage             1          1978         60
                                              Preheater
                                            Flash Calciner                       1983
LaSalle, Illinois (2)            610        Dry - 4 Stage             1          1974         50
                                              Preheater
Laramie, Wyoming                 580        Dry - 2 Stage             1          1988         30
                                              Preheater
                                            Dry - Long Dry            1          1996
                                                Kiln
Fernley, Nevada                  500        Dry - Long Dry            1          1964         17
                                                Kiln
                                            Dry - 1 Stage             1          1969
                                              Preheater
                              ------

         Total - Gross (3)     2,890
                              ======
               -  Net (3       1,985
                              ======

---------------------

(1)      One short ton equals 2,000 pounds.

(2) The amounts shown represent 100% of plant capacity and production. These plants are owned by separate joint ventures, in each of which the Company has a 50% interest.

(3) Generally, a plant's cement grinding production capacity is greater than its clinker production capacity.

         The Company's net cement production, excluding the joint venture partners' 50% interest in the Buda and LaSalle plants, totaled 2.05 million tons in fiscal 1999 and 2.03 million tons in fiscal 1998. Total net cement sales were
2.22 million tons in fiscal 1999 and 2.15 million tons in fiscal 1998, as all plants, except for the Illinois plant which produced more clinker than it could grind into cement, sold all of the product they produced. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins. As a result of high uptime and demand, the ratio of CXP's actual clinker production to rated kiln capacity exceeded 98% in fiscal 1999 and 97% in fiscal 1998. During the past two years, the Company purchased minimal amounts of cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 1999, 6.9% of the cement sold by the Company was acquired from outside sources, compared to 6.0% in fiscal 1998. In fiscal 1998, the Company approved a capital project to expand the annual clinker capacity of the LaSalle, Illinois plant by approximately 75,000 tons and add a new finish mill. The Company anticipates that this project will be completed during the second quarter of fiscal 2000.

         Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through the mining and extraction operations conducted at quarries owned or leased by the Company (including its joint ventures) and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it (or its joint ventures) will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Company's Nevada plant, at least 17 years. The Company expects that additional limestone reserves for its Nevada plant will be available when needed on an economically feasible basis, although such reserves may be more distant and more expensive to transport than the Company's existing reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, that are either obtained from Company-owned or leased reserves or are purchased from outside suppliers.

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

         Sales and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the "PCA"), the industry's primary trade organization, the three construction sectors that are the major components of cement consumption are (i) public works construction, including public buildings, (ii) commercial and industrial construction and (iii) residential construction, which comprised 54%, 18% and 22%, respectively, of U.S. cement consumption in 1997, the most recent period for which such data is available. Public works construction was favorably impacted when the U.S. Congress passed legislation in 1998 known as the Transportation Equity Act for the 21st Century. This legislation authorized $218 billion in federal expenditures on highways, bridges and mass transit projects over the next six years. This represents a 44% increase over the previous six-year period, which ended in 1997. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy and can exhibit substantial variations across the country as a result of the differing structures of the regional economies. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remaining part of the year. While the impact on the Company of construction cycles in individual regions may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company's cement segment sales and earnings follow a similar cyclical pattern.

         The following table sets forth certain information regarding the geographic area served by each of the Company's cement plants and the location of the Company's distribution terminals in each area. The Company has a total of 11 cement storage and distribution terminals that are strategically located to extend the sales areas of its plants.

         Plant Location             Principal Geographic Areas             Distribution Terminals
         --------------             --------------------------             ----------------------
         Buda, Texas                Texas and western Louisiana            Corpus Christi, TX
                                                                           Houston, TX
                                                                           Orange, TX
                                                                           Roanoke (Fort Worth), TX
                                                                           Waco, TX

         LaSalle, Illinois          Illinois and southern Wisconsin        Hartland, WI

         Plant Location             Principal Geographic Areas             Distribution Terminals
         --------------             --------------------------             ----------------------
         Laramie, Wyoming           Wyoming, Utah, northern                Rock Springs, WY
                                    Colorado, western Nebraska             Salt Lake City, UT
                                    and eastern Nevada                     Denver, CO
                                    North Platte, NE

         Fernley, Nevada            Nevada (except Las Vegas) and          Sacramento, CA
                                    northern California

         Cement is distributed directly to customers principally by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for as much as 10% of the Company's cement sales during fiscal 1999.

         Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects.

         Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Despite the price inelasticity with overall cement demand, competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. The U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. Because of cement's low value-to-weight ratio, the relative cost of transporting cement is high and limits the geographic area in which each company can market its products economically. No one cement company has a distribution of plants extensive enough to serve all geographic areas. The number of principal competitors of the Company's Texas, Illinois, Wyoming and Nevada plants are six, six, five and five, respectively, operating in these regional areas.

         The United States cement industry comprises approximately 44 companies which own 107 gray cement plants with approximately 84 million tons of clinker manufacturing capacity (approximately 89 million tons of cement manufacturing capacity, assuming a 105% conversion ratio). The PCA estimates that cement demand totaled approximately 114 million tons in 1998, with approximately 23% of such demand being satisfied by imported cement. Continued strength in all three construction sectors in 1998 resulted in the fifth consecutive year of record setting cement consumption in the U.S. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 98% of its aggregate manufacturing capacity during 1998. The PCA reports that, as of February 1999, approximately 30 plant modernizations and expansion projects, including four new cement plants, have been announced or are underway. These projects, if completed, could add almost 20 million tons of new domestic cement manufacturing capacity and increase existing capacity by 25%. The announced expansions represent a significant change for the industry, but market forces and other factors may intervene on producers' plans. The Company does not anticipate that all of the industry's announced expansions will actually be constructed and because of the long lead times associated with adding additional capacity, any increased production capability is expected to be gradual over the next several years. The PCA has predicted U.S. cement use will grow to 120 million tons by 2003, compared with an estimated 114 million tons of cement consumption in 1998. The Company, however, can offer no guarantee regarding this predicted increase in near-term demand. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period.

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

         Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade ("GATT") and the GATT Antidumping Code were superseded on January 1, 1995, by a new GATT that will be administered by the World Trade Organization. The antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force. Legislation passed by Congress in December 1994, however, requires the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan and the suspension agreement with Venezuela prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

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

         U.S. imports of foreign cement began to increase in the mid-1990's as the use of cement in the U.S. began to recover. The PCA has estimated that imports represented approximately 23% of cement used in the U.S. during 1998 as compared with approximately 18% in 1997 and 16% in 1996. Unlike the imports during the 1980's, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. During most of the recent period of strong demand, the prices of cement imports rose. The increase was attributable, at least in part, to the influence of the outstanding antidumping orders and suspension agreements. While the average cost of imported cement rose during 1998, the cost of cement imports from some countries, particularly those from Southeast Asia, has declined. Moreover, independently owned cement operators could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders, such as those in Asia, which could compete with domestic producers. The introduction of low-priced imported cement from such sources could have a negative impact on the Company's result of operations.

         Capital Expenditures. Capital expenditures during fiscal 1999 amounted to $7.5 million for the Company's cement segment compared with $3.5 million and $2.9 million in fiscal 1998 and 1997, respectively. Capital outlays in fiscal 2000 have been budgeted at approximately $5.9 million. Approximately 5.5% of the budgeted fiscal 2000 total is related to compliance with environmental regulations. Approximately $6.0 million of the fiscal 1999 total was for the LaSalle, Illinois plant clinker capacity increase and the new finish mill project.

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

         The Company's operations are also potentially affected by the Resource Conservation and Recovery Act ("RCRA"), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. The Company's operations generate nonhazardous solid waste that may include cement kiln dust ("CKD"). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in the Company's operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency ("U.S. EPA"). Nevertheless, such CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA has completed its review of CKD and has decided to promulgate regulations to govern the handling and disposal of CKD which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until those regulations are in place.

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

         Another issue of potential significance to the Company is global warming and the international accord on carbon dioxide stabilization/reduction. Carbon dioxide is a green house gas many scientists and others believe contributes to a warming of the Earth's atmosphere. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure greenhouse gas stabilization and/or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S., and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The protocol was made available for signature by member countries starting in the spring of 1998. The protocol will require Senate ratification and enactment of implementing legislation before it becomes effective in the United States.

         The consequences of greenhouse gas reduction measures for cement producers are potentially significant because carbon dioxide is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, carbon dioxide is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on the Company, if any, until governmental requirements are defined and/or the Company can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuel can be substituted.

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

The Company is aware of no current estimates of the total remediation costs or the total volume of waste associated with this site. The U.S. EPA has identified the NCC cement plant site in Fernley, Nevada, as a potential hazardous waste site and entered it into the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") data base in January 1992. U.S. EPA performed an assessment in 1992 under CERCLA at the NCC plant because of concerns over an unlined disposal pond and a citizen complaint about disposal of wastes. NCC cleaned up the contaminated soil in the vicinity of this pond under the jurisdiction of the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection at an immaterial cost to NCC. There can be no assurance that the Company will not incur material liability in connection with the North American Environmental Site or the contamination concerns at the Fernley, Nevada plant site.

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

         With respect to some of the Company's quarries used for the extraction of raw materials for its cement and gypsum wallboard operations and for the mining of aggregates for its aggregate operations, the Company is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining. The Company generally accrues the reclamation costs for each specific quarry.

GYPSUM WALLBOARD OPERATIONS

         Company Operations. The Company owns and operates three gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico and one located in Gypsum, Colorado. The Company mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and institutional construction. These panel products provide aesthetic as well as sound-dampening and fire-retarding value.

         The Albuquerque plant was acquired in 1985, and was operated until early 1991. Following the start-up of the new Bernalillo plant in the spring of 1990, the Company elected to suspend operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993, due to improvements in wallboard demand and prices. The Gypsum, Colorado gypsum wallboard plant and accompanying electric power cogeneration facility were purchased in February 1997. The plant originally commenced production in early 1990 and had been operated by an independent producer until its acquisition by CXP.

         The following table sets forth certain information regarding these plants:

                                                  Rated Annual Gypsum      Estimated Minimum
                                                  Wallboard Capacity              Gypsum Rock
                  Location                            (MMSF)(1)            Reserves (years)(3)
                  --------                        ------------------       -------------------
                  Albuquerque, New Mexico                320(2)                   80(4)
                  Bernalillo, New Mexico                 470                      80(4)
                  Gypsum, Colorado                       650(2)                   35
                                                      ------
                           Total                      1,440

                  ------------------------------------------

                  (1)      Million Square Feet ("MMSF")

                  (2)      Expanded capacity.

                  (3) Proven reserves only. See Raw Materials and Fuel Supplies section for additional reserves.

                  (4)      The same reserves serve both plants.

         The Company's net gypsum wallboard production totaled 1,151 MMSF in fiscal 1999 and 1,090 MMSF in fiscal 1998. Total gypsum wallboard sales were 1,155 MMSF in fiscal 1999 and 1,089 MMSF in fiscal 1998.

         During the third quarter of fiscal 1999, the Company completed a major capital project to modernize, upgrade and expand its Albuquerque, New Mexico plant that increased the plant's annual productive capacity by 60 MMSF, allowed for the production of 54" gypsum wallboard and significantly reduced fuel cost. The Company also initiated a major capital project during fiscal 1999 to expand the annual productive capacity of the Gypsum, Colorado plant by approximately 60% or 240 MMSF. The project was completed in the first quarter of fiscal 2000.

         Raw Materials and Fuel Supplies. The Company mines and extracts gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by the Company and located near its plants. The New Mexico and Colorado mines and quarries are estimated to contain approximately 50 million tons and 21 million tons of proven and probable gypsum reserves, respectively. Based on its current production capacity, the Company estimates that the life of its existing gypsum rock reserves is approximately 80 years in New Mexico and 35 years Colorado.

         Paper used in manufacturing gypsum wallboard is purchased by the Company from third-party suppliers. Approximately 65% of the Company's paper requirements are under two evergreen paper contracts, with one contract having a six-month notice provision for termination and the other expiring on December 31, 1999. The remainder of the Company's paper requirements are purchased on the open market from various suppliers. The Company does not believe that the loss of a supplier would have a material, adverse effect on its business.

         The Company's gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. Substantially all of the Company's natural gas requirements for its gypsum wallboard plants are currently provided by two gas producers under gas supply agreements expiring in May 1999 for both the

New Mexico and Colorado plants. If the agreements are not renewed, the Company expects to be able to obtain its gas supplies from other local gas producers at competitive prices. Electrical power is supplied to the Company's New Mexico plants at standard industrial rates by a local utility. The Company's Albuquerque plant adopted an interruptible power supply agreement which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado plant is supplied by the cogeneration power facility that was acquired along with the gypsum wallboard plant in February 1997. Currently, the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties.

         Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling and (iii) non-residential construction, which the Company estimates accounted for approximately 45%, 38% and 17%, respectively, of 1998 industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential and commercial construction activity, have partially mitigated the impact of fluctuations in overall levels of new construction.

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

         The size of the total residential repair and remodel market grew to an estimated record $121 billion in 1997, up from $46 billion in 1980. Although data on commercial repair and remodel activity are not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefitted from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

         The Company sells gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 16% of the Company's total gypsum wallboard sales during fiscal 1999. However, the Company does not believe that the loss of that customer would have a material adverse affect on the Company and its subsidiaries taken as a whole.

         During fiscal 1999, the principal states in which the Company had gypsum wallboard sales were Colorado, Florida, Texas, New Mexico, Georgia and Illinois. Prior to fiscal 1992, most of the Company's gypsum wallboard sales were made in the western United States, with significant sales in California. However, due to the sharp decline in construction activity in California during the early 1990's, the Company has focused the distribution of its gypsum wallboard in various other areas of the country.

         Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to take advantage of these other regional increases in demand. The Company owns or leases 168 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois. The Company's rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 1999, approximately 30% of the Company's sales volume of gypsum wallboard was transported by rail.

         Competition. There are eleven manufacturers of gypsum wallboard operating a total of 73 plants. The Company estimates that the three largest producers - USG Corporation, National Gypsum Company and Georgia-Pacific Corporation - account for approximately 80% of gypsum wallboard sales in the United States. In 1996 and early 1997, the industry experienced some consolidation, the largest being Georgia-Pacific

Corporation's purchase of the gypsum wallboard business of Domtar, Inc. In general, a number of the Company's competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated operations consisting of gypsum wallboard manufacturing plants, paper mills and distribution centers, which may provide them with certain cost advantages over the Company.

         Competition among gypsum wallboard producers is primarily on a regional basis, with local producers benefitting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

         Total United States gypsum wallboard production capacity is estimated currently at 28.5 billion square feet per year, a 6% rise from 1997. The Gypsum Association, an industry trade group, estimates that total 1998 gypsum wallboard shipments were approximately 28.0 billion square feet, resulting in industry capacity utilization of over 98%. Imports are not a major factor in the gypsum wallboard industry.

         During the past two years, a number of the Company's competitors in the gypsum wallboard industry commenced, or announced an intention to commence, capital expansion projects to construct new gypsum wallboard manufacturing facilities or to expand existing facilities. The completion of these projects, if all of them are actually started and carried through to completion, could increase domestic industry capacity over the next two or three years by up to 24%. However, some or all of this additional capacity could be absorbed if there is an increase in domestic demand (over the past 25 years demand for gypsum wallboard in the United States has increased at an average annual rate of 4%) and/or if less efficient plants are shut down. If during the next two or three years there is no corresponding increase in domestic demand for gypsum wallboard and/or no corresponding shut down of inefficient or marginally efficient gypsum wallboard plants, it is possible that gypsum wallboard prices could decline, thus impacting future results in the Company's Gypsum Wallboard group.

         Capital Expenditures. Capital expenditures during fiscal 1999 for the gypsum wallboard segment amounted to $24.2 million; $7.9 million in fiscal year 1998; and $52.8 million (including $52 million for the Eagle acquisition) in fiscal year 1997. Capital outlays in fiscal 2000 have been budgeted at approximately $9.6 million with 3% of the expenditures related to compliance with environmental regulation. The majority of the fiscal 1999 expenditures ($22.3 million) were for the Albuquerque and Eagle plant upgrade projects.

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

         The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

             Location                  Number of Plants     Number of Trucks
             --------                  ----------------     ----------------

             Northern California               5                  40
             Austin, Texas                     5                  68
                                             ---                ----
                      Total                   10                 108
                                             ===                ====

         The Company's production of readymix concrete reached a ten-year peak of 992,000 cubic yards in 1986. In response to decreased demand in the northern California and Austin areas, production declined to 430,000 cubic yards in fiscal 1990. Since that date, production has increased each successive year as market conditions continue to improve. The Company believes that it has the capacity to increase its concrete production from existing levels by adding to its fleet of trucks. The Company's net readymix concrete production was 706,000 cubic yards in fiscal 1999 and 672,000 cubic yards in fiscal 1998.

         The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:

                                                  Estimated Annual
                                                 Production Capacity   Estimated Minimum
Location                   Types of Aggregates   (Thousand tons)(1)     Reserves (Years)
--------                   -------------------   -------------------   -----------------
Northern California        Sand and Gravel           1,400                    100
Austin, Texas              Limestone                 1,500                     70
                                                     -----
        Total                                        2,900


--------------------------------------
(1)  Based on single-shift operation.

         The Company's total net aggregate sales were 2.9 million tons in fiscal 1999 and 2.6 million tons in fiscal 1998. Total aggregates production was 3.1 million tons in fiscal 1999 and 2.8 million tons in fiscal 1998. A portion of the Company's total aggregates production is used internally by the Company's readymix concrete operations.

         Raw Materials. The Company supplies 100% and 97% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 38% and 23%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

         The Company is engaged in negotiations with state and federal government agencies over issues of title to a portion of its principal aggregates deposit in northern California. Even if the negotiations are unsuccessful in resolving adverse claims, the undisputed portion of the Company's California aggregate deposit contains sufficient reserves to serve the Company's needs. See "Item 3, Legal Proceedings."

         Sales and Distribution. The Company sells readymix concrete to numerous contractors and other customers in each plant's selling area. The Company's batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from batch plants by trucks owned by the Company.

         The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company's aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for more than 10% of the Company's concrete and aggregates sales during fiscal 1999. The Company is attempting to secure a rail link from its principal aggregates deposit north of Sacramento, California to extended markets.

         Competition. Competition among concrete producers within the Company's northern California and Austin selling areas is strong. The Company's competitors include five small and four large concrete producers in the northern California area and five large and four small concrete producers in the Austin area.

         Both concrete and aggregates are commodity products. Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Accordingly, competition in both the concrete and aggregates businesses is based principally on price and, to a lesser extent, on product quality and customer service.

         Capital Expenditures. Capital expenditures during fiscal 1999 amounted to $2.1 million for the concrete and aggregates segment compared with $2.0 million and $2.6 million in fiscal 1998 and 1997, respectively. Capital outlays in fiscal 2000, have been budgeted at approximately $2.7 million. Approximately 3% of the budgeted fiscal 2000 total is related to compliance with environmental regulations.

         Environmental matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company's cement operations. None of the Company's concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

EMPLOYEES

         The Company and its subsidiaries had approximately 1,107 employees at March 31, 1999. Approximately 19% of the Employees are represented by collective bargaining units. The number of employees of the Company is 12.

FORWARD-LOOKING STATEMENTS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference herein from the 1999 CXP Annual Report) and other sections of the 1999 CXP Annual Report and this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The principal risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: the cyclical and seasonal nature of the Company's business; public infrastructure expenditures; adverse weather; availability of raw materials; unexpected operational difficulties; governmental regulation and changes in governmental and public policy; changes in economic conditions specific to any one or more of the Company's markets; competition; general economic conditions and interest rates. Other risks and uncertainties could also affect the outcome of the forward-looking statements.



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

         See "Item 1. Business" on pages 1-14 of this Report for additional information relating to the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's Western Aggregates, Inc. subsidiary ("WAI") has received notices of possible title claims of the United States and State of California relating to WAI's leasehold interest under a 99-year mineral lease on 10,000 acres of property north of Sacramento, California commonly known as the Yuba Goldfields. WAI is negotiating with the government authorities in an effort to resolve these title claims. The Company cannot predict the outcome of negotiations with the United States or the State of California. However, even if such negotiations are unsuccessful in resolving the adverse title claims to lands in the Yuba Goldfields, the Company believes that the portion of WAI's mineral lease which is not in dispute contains sufficient estimated reserves to meet WAI's current mining requirements for aggregates for a period of more than 100 years. Accordingly, the Company believes that the title claims of the United States and the State of California to lands in the Yuba Goldfields will not have a material, adverse effect on the financial condition or the results of operations of the Company.

         In addition to the matters described above, the Company is a party to certain other ordinary legal proceedings incidental to its business. In general, although the outcome of litigation is inherently uncertain, the Company believes that none of the litigation matters in which the Company or any subsidiary is involved, if determined unfavorably to the Company or any subsidiary, would have a material, adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF CXP (SEE ITEM 10 OF PART III)

         The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers, except for Mr. House, have been employed by the Company and/or one or more subsidiaries of the Company for the past five years. All executive officers were elected by the Board of Directors of the Company on July 17, 1997, except for Mr. House and Mr. Rowley who were appointed by the Chairman and Chief Executive Officer, pursuant to the Bylaws of the Company in January 1998, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified or appointed as the case may be. There is no family relationship between any of these officers.

           Name                 Age               Positions with CXP
           ----                 ---               ------------------

O. G. (Greg) Dagnan             59          Chairman and Chief Executive Officer
                                            (Chairman since January 1998; Chief Executive Officer
                                            since January 1990; President from January 1990 through
                                            December 1997; Senior Vice President - Operations from
                                            August 1989 to January 1990).

Richard D. Jones, Jr.           53          President and Chief Operating Officer
                                            (President since January 1998; Chief Operating Officer
                                            since January 1990; Executive Vice President from
                                            January 1990 through December 1997).

Arthur R. Zunker, Jr.           55          Senior Vice President - Finance and Treasurer
                                            (Senior Vice President - Finance and Treasurer since
                                            January 1994; Senior Vice President - Administration
                                            from August 1984 to January 1994).

H. David House                  57          Executive Vice President - Gypsum (Executive Vice
                                            President - Gypsum since January 1998; President of
                                            American Gypsum Company since June 1997; President of
                                            James Hardie Gypsum Division from August 1993 through
                                            May 1996).

Steven R. Rowley                46          Executive Vice President - Cement
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

         (See Item 7 below.)

ITEM 6.  SELECTED FINANCIAL DATA

         (See Item 7 below.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the 1999 CXP Annual Report:

         Items    Caption in the 1999 CXP Annual Report                                            Pages
         -----    -------------------------------------                                            -----

           5      Stock Prices and Dividends                                                          40

           5      Indebtedness (Note C to Consolidated Financial Statements                           21
                  of CXP)

           6      Summary of Selected Financial Data                                               36-37

         Items    Caption in the 1999 CXP Annual Report                                            Pages
         -----    -------------------------------------                                            -----

           7      Indebtedness (Note C to Consolidated Financial Statements of CXP)                   21

           7      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            30-35


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for in this Item 8 is incorporated herein by reference to the 1999 CXP Annual Report as set forth in the index to consolidated financial statements and schedules on page 17 of this Report (see
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (See Item 11 below.)

ITEM 11. EXECUTIVE COMPENSATION

         Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the page or pages indicated) in the Company's Proxy Statement dated June 18, 1999, for the Company's July 15, 1999 Annual Meeting of Stockholders (the "1999 CXP Proxy Statement"):

         Items             Caption in the 1999 CXP Proxy Statement                Pages
         -----             ---------------------------------------                -----
         10                Election of Directors                                    2

         10                Section 16(a) Compliance                                12

         11                Executive Compensation                                   6

         12                Security Ownership of Management and
                           Certain Beneficial Owners                                4

         13                Certain Transactions                                    12

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

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                            Reference
                                                                                                            ---------
                                                                                                            1999 CXP
CENTEX CONSTRUCTION PRODUCTS, INC.                                                                     Annual Report Page
                                                                                                       ------------------
Report of Independent Public Accountants ................................................................       29
Statements of Consolidated Earnings for the years ended March 31, 1999, 1998 & 1997 .....................       14
Consolidated Balance Sheets as of March 31, 1999 & 1998 .................................................       15
Statements of Consolidated Cash Flows for the years ended March 31, 1999, 1998 & 1997 ...................       16
Statements of Consolidated Stockholders' Equity for the years ended March 31, 1999, 1998 & 1997 .........       17
Notes to Consolidated Financial Statements ..............................................................    18-28
Quarterly Results (Unaudited) ...........................................................................       38

         Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3) Exhibits

         The information on exhibits required by this Item 14 is set forth in the CXP Index to Exhibits appearing on page 19 and 20 of this Report.

         (b) Reports on Form 8-K:

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.





June 18, 1999                                /s/ O. G. DAGNAN
                              ----------------------------------------------
                                  O. G. Dagnan, Director, Chairman of the
                                     Board and Chief Executive Officer
                                       (principal executive officer)



June 18, 1999                            /s/ ARTHUR R. ZUNKER, JR.
                             -----------------------------------------------
                              Arthur R. Zunker, Jr., Senior Vice President -
                                           Finance and Treasurer
                               (principal financial and accounting officer)



June 18, 1999                              /s/ ROBERT L. CLARKE
                              ----------------------------------------------
                                        Robert L. Clarke, Director




June 18, 1999                             /s/ LAURENCE E. HIRSCH
                              ----------------------------------------------
                                       Laurence E. Hirsch, Director



June 18, 1999                               /s/ DAVID W. QUINN
                              ----------------------------------------------
                                         David W. Quinn, Director




June 18, 1999                               /s/ HAROLD K. WORK
                              ----------------------------------------------
                                         Harold K. Work, Director

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

4.4               Amendment No. 2 to the Credit Agreement, dated as of
                  March 27, 1998, among the Company, the First National
                  Bank of Chicago, individually and as agent, and the other lenders named therein

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

13** Annual Report to Stockholders of the Company for fiscal year ended March 31, 1999 (the "Annual Report to Stockholders")

21*               Subsidiaries of the Company

23*               Consent of Independent Public Accountants

27*               Financial Data Schedule




--------------------------
*     Filed herewith.

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