Form 10-Q
period 1999-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1999-08-09
CIK 918646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                  JUNE 30, 1999

                         Commission File Number 1-12984


                                 (COMPANY LOGO)


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

--------------------------------------------------------------------------------
As of the close of business on August 5, 1999, 19,263,630 shares of Centex Construction Products, Inc. common stock were outstanding.

--------------------------------------------------------------------------------

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS


                                  JUNE 30, 1999

                                                                                PAGE
                                                                                ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

              ITEM 1.      Consolidated Financial Statements                     1

                           Consolidated Statements of Earnings
                           for the Three Months Ended
                           June 30, 1999 and 1998                                2

                           Consolidated Balance Sheets as of                     3
                           June 30, 1999 and March 31, 1999

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended
                           June 30, 1999 and 1998                                4

                           Notes to Consolidated Financial
                           Statements                                           5-7


              ITEM 2.      Management's Discussion and Analysis of
                           Results of Operations and Financial
                           Condition                                            7-11


PART II.  OTHER INFORMATION

              ITEM 6.      Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                                      13

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

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)


FOR THE THREE MONTHS ENDED                                     June 30,
                                                    ------------------------------
                                                         1999              1998
                                                    ------------      ------------
REVENUES
  Cement ......................................     $     41,855      $     37,530
  Gypsum Wallboard ............................           43,567            32,161
  Concrete and Aggregates .....................           13,269            11,365
  Other, net ..................................              205               404
  Less: Intersegment Sales ....................           (1,716)           (1,614)
                                                    ------------      ------------
                                                          97,180            79,846
                                                    ------------      ------------
COSTS AND EXPENSES
  Cement ......................................           28,499            24,905
  Gypsum Wallboard ............................           23,295            20,000
  Concrete and Aggregates .....................           10,909             9,525
  Less: Intersegment Purchases ................           (1,716)           (1,614)
  Corporate General & Administrative ..........            1,058               871
  Interest Income, net ........................             (534)             (802)
                                                    ------------      ------------
                                                          61,511            52,885
                                                    ------------      ------------

EARNINGS BEFORE INCOME TAXES ..................           35,669            26,961

  Income Taxes ................................           12,912             9,706
                                                    ------------      ------------

NET EARNINGS ..................................     $     22,757      $     17,255
                                                    ============      ============

EARNINGS PER SHARE:
  BASIC .......................................     $       1.16      $       0.81
                                                    ============      ============
  DILUTED .....................................     $       1.16      $       0.80
                                                    ============      ============

AVERAGE SHARES OUTSTANDING:
  BASIC .......................................       19,584,870        21,425,045
                                                    ============      ============
  DILUTED .....................................       19,669,600        21,583,986
                                                    ============      ============

CASH DIVIDENDS PER SHARE ......................     $       0.05      $       0.05
                                                    ============      ============


            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     June 30,      March 31,
ASSETS                                                1999           1999
------                                              ---------      ---------
                                                   (Unaudited)        (*)
Current Assets
   Cash and Cash Equivalents ..................     $  53,188      $  49,646
   Accounts and Notes Receivable, net .........        53,610         43,192
   Inventories ................................        32,851         33,030
                                                    ---------      ---------
     Total Current Assets .....................       139,649        125,868
                                                    ---------      ---------

Property, Plant and Equipment .................       401,548        392,302
  Less Accumulated Depreciation ...............      (167,771)      (163,745)
                                                    ---------      ---------
     Property, Plant & Equipment, net .........       233,777        228,557
Notes Receivable, net .........................           752            664
Other Assets ..................................        14,637          9,594
                                                    ---------      ---------
                                                    $ 388,815      $ 364,683
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable ...........................     $  21,302      $  18,276
   Accrued Liabilities ........................        41,961         40,849
   Current Portion of Long-term Debt ..........            80             80
   Income Taxes Payable .......................        10,520             --
                                                    ---------      ---------
     Total Current Liabilities ................        73,863         59,205
                                                    ---------      ---------

Long-term Debt ................................           400            400

Deferred Income Taxes .........................        23,680         25,158

Stockholders' Equity -
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 19,457,308 and
         19,744,465 Shares, respectively ......           195            197
   Capital in Excess of Par Value .............        51,546         62,376
   Retained Earnings ..........................       239,131        217,347
                                                    ---------      ---------

 Total Stockholders' Equity ...................       290,872        279,920
                                                    ---------      ---------
                                                    $ 388,815      $ 364,683
                                                    =========      =========


* From audited financial statements.




            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

FOR THE THREE MONTHS ENDED                                 June 30,
                                                    ----------------------
                                                      1999          1998
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings ................................     $ 22,757      $ 17,255
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization ......................        4,230         3,966
          Deferred Income Tax
            Benefit ...........................       (1,478)       (1,065)
  Increase in Accounts and Notes
     Receivable ...............................      (10,506)       (6,756)
  Decrease in Inventories .....................          179         1,639
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilities ..................        4,138        (1,916)
 (Increase) Decrease in
     Other, net ...............................       (5,041)           27
  Increase in Income Taxes Payable ............       10,520         8,839
                                                    --------      --------
                                                      24,799        21,989
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net ...........................       (9,438)       (7,764)
                                                    --------      --------
                                                      (9,438)       (7,764)
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid To Shareholders ..............         (987)       (1,076)
  Retirement of Common Stock ..................      (11,276)      (14,196)
  Proceeds from Stock Option Exercises ........          444         1,011
                                                    --------      --------
                                                     (11,819)      (14,261)
                                                    --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ............................        3,542           (36)
CASH AT BEGINNING OF PERIOD ...................       49,646        62,090
                                                    --------      --------
CASH AT END OF PERIOD .........................     $ 53,188      $ 62,054
                                                    ========      ========


            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


(A) A summary of changes in stockholders' equity is presented below:

                                                  Capital in
                                     Common       Excess of       Retained
                                     Stock        Par Value       Earnings        Total
                                   ---------      ---------      ---------      ---------
                                                 (dollars in thousands)
Balance, March 31, 1998            $     215      $ 130,413      $ 144,175      $ 274,803
Net Earnings                              --             --         77,289         77,289
Stock Option Exercises                    --          3,806             --          3,806
Dividends To Shareholders                 --             --         (4,117)        (4,117)
Retirement of Common Stock               (18)       (71,843)            --        (71,861)
                                   ---------      ---------      ---------      ---------
Balance March 31, 1999                   197         62,376        217,347        279,920
Net Earnings                              --             --         22,757         22,757
Stock Option Exercises                    --            444             --            444
Dividends To Shareholders                 --             --           (973)          (973)
Retirement of Common Stock                (2)       (11,274)            --        (11,276)
                                   ---------      ---------      ---------      ---------
BALANCE JUNE 30, 1999              $     195      $  51,546      $ 239,131      $ 290,872
                                   =========      =========      =========      =========


(B) Inventories:

         Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

                                                          Unaudited     Audited
                                                           June 30,    March 31,
                                                            1999         1999
                                                           -------     ---------
                                                          (dollars in thousands)
         Raw Materials and Materials-in-Progress           $ 8,697     $ 9,124
         Finished Cement                                     5,930       5,601
         Aggregates                                          1,612       1,577
         Gypsum Wallboard                                    1,675       1,289
         Repair Parts and Supplies                          14,350      14,770
         Fuel and Coal                                         587         669
                                                           -------     -------

                                                           $32,851     $33,030
                                                           =======     =======

                       CENTEX CONSTRUCTION PRODUCTS, INC.


(C)      Earnings Per Share:

         In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplified the standards for computing and presenting earnings per share. Basic earnings per share is computed using the average number of common shares outstanding in each of the three month periods ended June 30, 1999 and 1998. Diluted earnings per share for June 30, 1999 and 1998 assume the dilutive impact of stock options. Options to purchase 318,000 shares of common stock at an average price of $36.56 per share (expiring in April 2008) were outstanding during the three months ended June 30, 1999 but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(D)      Segment Information:

         The Company operates in three business segments: Cement, Gypsum Wallboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being the Company's principal lines of business. These operations are conducted in the United States and include the mining of limestone; the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete); the mining of gypsum and the manufacture and sale of gypsum wallboard; the sale of ready-mix concrete; and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Intersegment sales are recorded at prices which approximate market prices. Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate general and administrative expense includes corporate overhead and other administrative expenses.

The following table sets forth certain business segment information:

                                                                                   For the Three
                                                                                    Months Ended
                                                                                     June 30,
                                                                              ------------------------
                                                                               (dollars, in thousands)
                                                                                 1999           1998
                                                                              -------          -------
Revenues (External Customers):
     Cement                                                                   $40,273          $35,998
     Gypsum Wallboard                                                          43,567           32,161
     Concrete and Aggregates                                                   13,135           11,283
     Other, net                                                                   205              404
                                                                              -------          -------
                                                                              $97,180          $79,846
                                                                              =======          =======
Intersegment Sales:
     Cement                                                                   $ 1,582          $ 1,532
     Concrete and Aggregates                                                      134               82
                                                                              -------          -------
                                                                              $ 1,716          $ 1,614
                                                                              =======          =======

                                                   For the Three
                                                    Months Ended
                                                      June 30,
                                              ------------------------
                                               (dollars, in thousands)
                                                1999          1998
                                              --------      --------
Operating Income:
     Cement                                   $ 13,356      $ 12,625
     Gypsum Wallboard                           20,272        12,161
     Concrete and Aggregates                     2,360         1,840
     Other, net                                    205           404
                                              --------      --------
         Total                                  36,193        27,030
     Corporate General and Administrative       (1,058)         (871)
     Interest Income, net                          534           802
                                              --------      --------
         Earnings Before Income Taxes         $ 35,669      $ 26,961
                                              ========      ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Benefitting from increased sales volume and higher net sales prices in each of its business segments, particularly gypsum wallboard, Centex Construction Products reported the highest financial results in its history for the quarter ended June 30, 1999. Revenues for the first quarter of fiscal 2000 were an all-time high $97,180,000, a 22% increase over revenues of $79,846,000 for the same quarter last year. CXP's net earnings for the quarter ended June 30, 1999 were a record high $22,757,000, a 32% increase over $17,255,000 for the same quarter last year. Diluted earnings per share for this year's quarter of $1.16, also an all-time record high, increased 45% over $0.80 per share for the same quarter in fiscal 1999. Diluted earnings per share for the quarter increased more than net earnings due to fewer average shares outstanding in this year's quarter. A strong national economy has resulted in U.S. cement and gypsum wallboard consumption for the first six months of calendar 1999 exceeding last year's same period record consumption.

         The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:

                                                         Gypsum
                                   Cement                Wallboard               Concrete              Aggregates
                                   (Ton)                   (MSF)               (Cubic Yard)               (Ton)
                            -------------------     -------------------     -------------------     -------------------
Quarter Ended June 30,        1999        1998       1999        1998         1999       1998        1999         1998
                            -------     -------     -------     -------     -------     -------     -------     -------
Sales Volume(M)                 594         551         300         282         195         184         764         636

Average Net Sales Price     $ 70.41     $ 68.06     $145.32     $113.90     $ 51.33     $ 47.79     $  4.28     $  4.02

Operating Margin (1)        $ 22.47     $ 22.90     $ 67.62     $ 43.07     $  8.06     $  7.47     $  1.03     $  0.73



----------
(1) Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

         Cement revenues for the quarter totaled $41,855,000, up 12% over the same quarter in the prior year. Operating earnings were $13,356,000, a 6% increase over $12,625,000 for the same quarter last year. Higher sales volume accounted for the net quarterly operating earnings gain. Sales volume of 594,000 tons for the quarter was 8% above the prior year's quarter. The sales volume gain resulted from strong Western Region sales and 21,000 tons additional purchased cement sales. Demand continues to be strong in all of the Company's cement markets and the Company expects fiscal 2000 to be another "sold out" year. As a result of improved pricing in the Texas and West Coast markets, average cement sales prices improved $2.35 per ton over $68.06 per ton for the same quarter last year. Cement cost of sales increased $2.78 per ton over $45.16 per ton for the prior year's comparable quarter due to higher maintenance costs and increased purchased cement sales.

         Gypsum wallboard revenues of $43,567,000 for the quarter increased 35% over last year's same quarter revenues of $32,161,000. Operating earnings for the quarter were $20,272,000, up 67% over $12,161,000 for the same period last year. Increased sales volume and higher operating margins resulted in the quarterly gain. Sales volume of 300 million square feet ("MMSF") for this year's quarter was 6.5% greater than 282 MMSF sold during the prior year's quarter. As with cement, the Company anticipates that its gypsum wallboard operations will be "sold out" in fiscal 2000. National wallboard consumption for the first six months of calendar 1999 was at a record pace as single-family home construction remained strong. Supported by record demand and an April price increase, the Company's average net sales price for the quarter improved to $145.32 per thousand board feet ("MSF"), 28% higher than $113.90 per MSF for the same quarter last year. Cost of sales for the quarter increased 10% to $77.70 per MSF due to the Eagle plant being down to tie-in the expansion project and the expensing of start-up costs.

         Revenues from Concrete and Aggregates were $13,269,000 for the quarter this year, up 17% from $11,365,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $2,360,000, up 28% from $1,840,000 for the same quarter last year. Concrete earnings increased 14% from last year's comparable quarter mainly due to a 7% gain in net sales price and a 6% increase in sales volume. Concrete sales volume for the quarter was 195,000 cubic yards, compared to 184,000 cubic yards for the same quarter last year. The gain was primarily attributable to strong sales at the California concrete operation. The Company's average Concrete net sales price of $51.33 per cubic yard for the quarter was 7% higher than $47.79 for the same quarter a year ago. Aggregates earnings increased 71% from the prior year's quarter due to increased sales volume and higher operating margins. The Company's Aggregates operation reported sales volume of 764,000 tons for the quarter, 20% above sales volume of 636,000 tons for the same quarter last year due to higher California sales volume. Aggregates net sales price of $4.28 per ton increased 6% over $4.02 per ton for the same quarter last year.

         Other Income of $205,000 for the quarter decreased $199,000 from the prior year's quarter mainly due to higher miscellaneous costs. Other income includes clinker sales income, non-inventoried aggregates income, trucking income, asset sales and other miscellaneous income and cost items.

         Net interest income was $268,000 below last year's same quarter net interest income of $802,000 due to lower cash balances during this year's quarter.

STOCK REPURCHASE PROGRAM

         The Company's Board of Directors previously approved the repurchase of up to five million shares of the Company's common stock. As a result of 508,200 shares repurchased since March 31, 1999 from the public, Centex Corporation now owns approximately 62.0% of the outstanding shares of CXP common stock. There are approximately 623,000 shares remaining under the Company's current repurchase authorization.

FINANCIAL CONDITION

         The Company has a four-year $35 million unsecured revolving credit facility that expires on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at June 30, 1999, CXP believes that its internally generated cash flow coupled with funds available under the credit facilities will enable CXP to provide adequately for its current operations and future growth.

         Working capital at June 30, 1999 was $65.8 million as compared to $66.7 million at March 31, 1999. The decrease resulted mainly from a $10.4 million increase in accounts receivable offset by a $10.5 million increase in income taxes payable. Stock repurchases during the quarter amounted to $11.3 million. Capital spending of $9.4 million for this year's quarter was up over prior year's quarter as a result of expenditures relating to the completion of the Eagle wallboard plant and Illinois cement plant expansion projects. Cash payments for income taxes totaled $1.7 million and $702,000 in the first quarters of fiscal 2000 and 1999, respectively.

YEAR 2000

         The Company has a variety of operating systems, computer software program applications, computer hardware equipment (collectively, "IT Systems") and other equipment with embedded electronic circuits, including applications that the Company uses in its administrative functions and in the operations of its various subsidiaries (collectively, the "Non-IT Systems" and together with the IT Systems, the "Systems"). Because resolution of Year 2000 issues is considered a priority of the Company, the Company created a Year 2000 Task Force to oversee the Company's Year 2000 compliance. The Task Force, consisting of members of the Company's management and accounting, financial planning, legal, and internal audit departments, has oversight of the information systems managers and other administrative personnel charged with implementing the Company's Year 2000 compliance program (collectively, the "Year 2000 Compliance Team").

         The Task Force has surveyed the Year 2000 Compliance Team regarding the Year 2000 compliance of the Systems. The surveys indicated that a small number of the Systems are not Year 2000 compliant. Affected Systems are primarily Non-IT Systems that are not critical to the material operations of the Company and its subsidiaries. The Company and its subsidiaries have replaced many of these Systems and are in the process of replacing others. Substantially all non-compliant Systems that are material will be replaced and the replacement Systems tested no later than the second quarter of fiscal 2000 (i.e. the quarter ending September 30, 1999). In substantially all of the cases, the replacement or upgrading of, or other changes to, the non-compliant Systems (i) has occurred or will occur for reasons unrelated to the non-compliance of the Systems and
(ii) has not been accelerated as a result of the non-compliance of such Systems. To date, the timetable for addressing non-compliance of Systems has been substantially the same for both IT Systems and Non-IT Systems. The Company anticipates that this will continue to be the case as it sees its Year 2000 program through its completion.

         The Company does not believe (i) that the non-compliant Systems pose a material risk to the financial condition of the Company as a whole, or of the individual operations or subsidiaries that currently have non-compliant Systems or (ii) that the cost of replacing, upgrading or otherwise changing the non-compliant Systems is material to the Company as a whole, or to the individual subsidiaries. The Company has used, and believes that it will be able to continue to use, internally generated cash to fund the correction of Systems that are not compliant.

         In order to further confirm the Company's Year 2000 readiness, the Company has engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness program. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions are consistent with the Company's internal determinations of its Year 2000 readiness. The Company is implementing the consulting firm's recommendations for achieving Year 2000 compliance.

         The Task Force is currently developing its Year 2000 contingency plan. The Task Force has completed many of the preliminary components of the contingency plan and anticipates that the entire contingency plan will be completed no later than September 30, 1999.

         As a result of the Company's Year 2000 compliance program, the Company believes that it is highly unlikely that any interruption to its operations resulting from a compliance failure will have a material adverse effect on the Company's operations or financial condition. Achieving Year 2000 compliance is dependent on many factors, however, and some of these factors are not completely within the Company's control. Although the Company and its subsidiaries obtain information, materials and services from numerous sources and provide goods and services to numerous customers, the failure of these third-parties (including U.S. government agencies) to achieve Year 2000 readiness may adversely impact the Company's operations.

         The Company believes the most likely Year 2000 worst-case scenario would be the failure of some significant vendors, subcontractors or third parties to achieve compliance, resulting in a slowdown of the Company's operations. The Company is not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance of third parties affecting the Company's operations, the Company has surveyed its largest customers, subcontractors, and vendors by sending questionnaires or requests for disclosure of Year 2000 readiness. To date, the Company has received responses from a majority of those surveyed. The completed surveys indicate material Year 2000 compliance by the responding parties. With respect to unanswered surveys, the Company will continue to follow-up throughout the remainder of 1999 either through a second request or direct conversations with those parties whose operations are material to the Company to ascertain the Year 2000 readiness of such parties.

Year 2000 Forward-Looking Statements

         Certain statements in this section, other than historical information, are "forward-looking" statements. See "Forward-Looking Statements," below. These statements involve risks and uncertainties relative to the Company's ability to assess and remediate any Year 2000 compliance issues, the ability of third parties to correct material non-compliant systems and the Company's assessment of the Year 2000 issue's impact on its financial results and operations.

OTHER DEVELOPMENTS

         The Eagle Gypsum wallboard plant was down from April 6, 1999 to April 24, 1999 to tie in the plant expansion project. The project, which was ahead of schedule and on budget, added 240 MMSF or about 60% to the plant's existing annual capacity. The Illinois Cement plant's 4,000 horsepower finish mill project was completed during the quarter. This project was also ahead of schedule and on budget. CXP completed during the quarter the first step to expand its presence in the construction materials industry by acquiring certain aggregates interests outside Austin, Texas.


OUTLOOK

         Positive market fundamentals continue to sustain the high level of demand for its products, and the Company anticipates a "sold out" position again in fiscal 2000. As a result, given the current and anticipated level of pricing, the Company expects to post a sixth consecutive year of record earnings for fiscal 2000.

FORWARD-LOOKING STATEMENTS

         Certain sections of this Management's Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company's business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company's markets, competition, announced increases in capacity in the gypsum wallboard and cement industries, general economic conditions, interest rates and the Year 2000 compliance readiness of the Company's suppliers and service producers. Investors should take such risks and uncertainties into account when making investment decisions. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 1999. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

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



                       CENTEX CONSTRUCTION PRODUCTS, INC.
                     --------------------------------------
                                   Registrant





August 5, 1999                /s/ RICHARD D. JONES, JR.
                         ---------------------------------------------
                                   Richard D. Jones, Jr.
                         President and Chief Executive Officer




August 5, 1999                /s/ ARTHUR R. ZUNKER, JR.
                         ---------------------------------------------
                                   Arthur R. Zunker, Jr.
                         Senior Vice President-Finance and Treasurer
                                   (principal financial and
                                    chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule