Form 10-Q
period 1999-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 1999-11-12
CIK 918646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                              [X] QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly period Ended
                               SEPTEMBER 30, 1999
                                       OR
                              [ ] TRANSITION REPORT
                Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                           For the transition period
                            from ________ to _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----         -----

--------------------------------------------------------------------------------
As of the close of business on November 10, 1999, 19,047,852 shares of Centex Construction Products, Inc. common stock were outstanding.
--------------------------------------------------------------------------------

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS


                               SEPTEMBER 30, 1999

                                                                                              PAGE
                                                                                              ----

PART I.   FINANCIAL INFORMATION (UNAUDITED)

              ITEM 1.      Consolidated Financial Statements                                    1

                           Consolidated Statements of Earnings
                           for the Three Months Ended
                           September 30, 1999 and 1998                                          2

                           Consolidated Statements of Earnings
                           for the Six Months Ended
                           September 30, 1999 and 1998                                          3

                           Consolidated Balance Sheets as of
                           September 30, 1999 and March 31, 1999                                4

                           Consolidated Statements of Cash Flows
                           for the Six Months Ended
                           September 30, 1999 and 1998                                          5

                           Notes to Consolidated Financial
                           Statements                                                         6-8


              ITEM 2.      Management's Discussion and Analysis of
                           Results of Operations and Financial
                           Condition                                                          8-13


PART II.  OTHER INFORMATION

              ITEM 4.      Submission of Matters to a Vote of Security Holders                  13

              ITEM 6.      Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                                      15

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

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)


FOR THE THREE MONTHS ENDED                                  September 30,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------

REVENUES
  Cement .........................................   $     47,210    $     45,393
  Gypsum Wallboard ...............................         55,903          34,876
  Concrete and Aggregates ........................         16,011          12,818
  Other, net .....................................            295             439
  Less: Intersegment Sales .......................         (1,577)         (1,750)
                                                     ------------    ------------

                                                          117,842          91,776
                                                     ------------    ------------

COSTS AND EXPENSES
  Cement .........................................         28,179          27,270
  Gypsum Wallboard ...............................         25,526          20,845
  Concrete and Aggregates ........................         12,916          10,349
  Less: Intersegment Purchases ...................         (1,577)         (1,750)
  Corporate General & Administrative .............          1,224             905
  Interest Income, net ...........................           (714)           (811)
                                                     ------------    ------------

                                                           65,554          56,808
                                                     ------------    ------------

EARNINGS BEFORE INCOME TAXES .....................         52,288          34,968

  Income Taxes ...................................         19,104          12,590
                                                     ------------    ------------

NET EARNINGS .....................................   $     33,184    $     22,378
                                                     ============    ============



EARNINGS PER SHARE:
  BASIC ..........................................   $       1.72    $       1.06
                                                     ============    ============
  DILUTED ........................................   $       1.71    $       1.05
                                                     ============    ============

AVERAGE SHARES OUTSTANDING:
  BASIC ..........................................     19,260,136      21,103,422
                                                     ============    ============
  DILUTED ........................................     19,367,734      21,249,431
                                                     ============    ============

CASH DIVIDENDS PER SHARE .........................   $       0.05    $       0.05
                                                     ============    ============



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)


FOR THE SIX MONTHS ENDED                                     September 30,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------

REVENUES
  Cement .........................................   $     89,065    $     82,923
  Gypsum Wallboard ...............................         99,470          67,037
  Concrete and Aggregates ........................         29,279          24,183
  Other, net .....................................            500             843
  Less: Intersegment Sales .......................         (3,293)         (3,364)
                                                     ------------    ------------

                                                          215,021         171,622
                                                     ------------    ------------

COSTS AND EXPENSES
  Cement .........................................         56,678          52,175
  Gypsum Wallboard ...............................         48,821          40,845
  Concrete and Aggregates ........................         23,824          19,874
  Less: Intersegment Purchases ...................         (3,293)         (3,364)
  Corporate General & Administrative .............          2,282           1,776
  Interest Income, net ...........................         (1,248)         (1,613)
                                                     ------------    ------------

                                                          127,064         109,693
                                                     ------------    ------------

EARNINGS BEFORE INCOME TAXES .....................         87,957          61,929

  Income Taxes ...................................         32,016          22,296
                                                     ------------    ------------

NET EARNINGS .....................................   $     55,941    $     39,633
                                                     ============    ============



EARNINGS PER SHARE:
  BASIC ..........................................   $       2.88    $       1.86
                                                     ============    ============
  DILUTED ........................................   $       2.87    $       1.85
                                                     ============    ============

AVERAGE SHARES OUTSTANDING:
  BASIC ..........................................     19,421,616      21,263,355
                                                     ============    ============
  DILUTED ........................................     19,517,780      21,415,830
                                                     ============    ============

CASH DIVIDENDS PER SHARE .........................   $       0.10    $       0.10
                                                     ============    ============



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                       Sept. 30,       March 31,
ASSETS                                                   1999            1999
------                                               ------------    ------------
                                                      (Unaudited)         (*)
Current Assets
   Cash and Cash Equivalents .....................   $     69,978    $     49,646
   Accounts and Notes Receivable, net ............         56,002          43,192
   Inventories ...................................         30,576          33,030
                                                     ------------    ------------
     Total Current Assets ........................        156,556         125,868
                                                     ------------    ------------

Property, Plant and Equipment ....................        405,496         392,302
  Less Accumulated Depreciation ..................       (172,210)       (163,745)
                                                     ------------    ------------
     Property, Plant & Equipment, net ............        233,286         228,557
Notes Receivable, net ............................            340             664
Other Assets .....................................         13,842           9,594
                                                     ------------    ------------
                                                     $    404,024    $    364,683
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable ..............................   $     23,830    $     18,276
   Accrued Liabilities ...........................         44,806          40,849
   Current Portion of Long-term Debt .............             80              80
   Income Taxes Payable ..........................            548              --
                                                     ------------    ------------
     Total Current Liabilities ...................         69,264          59,205
                                                     ------------    ------------

Long-term Debt ...................................            400             400

Deferred Income Taxes ............................         24,153          25,158

Stockholders' Equity -
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 19,115,430 and
         19,744,465 Shares, respectively .........            191             197
   Capital in Excess of Par Value ................         38,659          62,376
   Retained Earnings .............................        271,357         217,347
                                                     ------------    ------------
Total Stockholders' Equity .......................        310,207         279,920
                                                     ------------    ------------
                                                     $    404,024    $    364,683
                                                     ============    ============


* From audited financial statements.


            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



FOR THE SIX MONTHS ENDED                                     September 30,
                                                     ----------------------------
                                                         1999             1998
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings ...................................   $     55,941    $     39,633
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization .........................          8,650           7,665
          Deferred Income Tax
            Benefit ..............................         (1,005)           (938)
  Increase in Accounts and Notes
     Receivable ..................................        (12,486)         (8,555)
  Decrease in Inventories ........................          2,454           4,267
  Increase in Accounts Payable
     and Accrued Liabilities .....................          9,511              91
 (Increase) Decrease in
     Other, net ..................................         (3,457)            913
  Increase in Income Taxes Payable ...............            548           3,945
                                                     ------------    ------------
         Net Cash Provided by Operating
            Activities ...........................         60,156          47,021
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net ..............................        (14,141)        (15,314)
                                                     ------------    ------------
         Net Cash Used in Investing
            Activities ...........................        (14,141)        (15,314)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid To Shareholders .................         (1,960)         (2,137)
  Retirement of Common Stock .....................        (24,415)        (37,797)
  Proceeds from Stock Option Exercises ...........            692           2,879
                                                     ------------    ------------
         Net Cash Used in Financing
            Activities ...........................        (25,683)        (37,055)
                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................         20,332          (5,348)
CASH AT BEGINNING OF PERIOD ......................         49,646          62,090
                                                     ------------    ------------

CASH AT END OF PERIOD ............................   $     69,978    $     56,742
                                                     ============    ============


            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


(A) A summary of changes in stockholders' equity is presented below.

                                                  Capital in
                                    Common        Excess of        Retained
                                    Stock         Par Value        Earnings          Total
                                 ------------    ------------    ------------    ------------
                                                    (dollars in thousands)

Balance, March 31, 1998          $        215    $    130,413    $    144,175    $    274,803
Net Earnings                               --              --          77,289          77,289
Stock Option Exercises                     --           3,806              --           3,806
Shareholders' Dividends                    --              --          (4,117)         (4,117)
Retirement of Common Stock                (18)        (71,843)             --         (71,861)
                                 ------------    ------------    ------------    ------------
Balance March 31, 1999                    197          62,376         217,347         279,920
Net Earnings                               --              --          55,941          55,941
Stock Option Exercises                     --             692              --             692
Shareholders' Dividends                    --              --          (1,931)         (1,931)
Retirement of Common Stock                 (6)        (24,409)             --         (24,415)
                                 ------------    ------------    ------------    ------------
BALANCE SEPTEMBER 30, 1999       $        191    $     38,659    $    271,357    $    310,207
                                 ============    ============    ============    ============

(B) Inventories:

         Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

                                                           Unaudited       Audited
                                                          September 30,   March 31,
                                                              1999          1999
                                                          ------------   ------------

         Raw Materials and Materials-in-Progress          $      7,450   $      9,124
         Finished Cement                                         5,106          5,601
         Aggregates                                              1,372          1,577
         Gypsum Wallboard                                        1,380          1,289
         Repair Parts and Supplies                              14,562         14,770
         Fuel and Coal                                             706            669
                                                          ------------   ------------

                                                          $     30,576   $     33,030
                                                          ============   ============

(C)      Earnings Per Share:

         The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is computed using the average number of common shares outstanding in each of the three and six month periods ended September 30, 1999 and 1998. Diluted earnings per share for the periods ended September 30, 1999 and 1998 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 28,000 shares at an average price of $39.53 and 173,000 shares at an average price of $36.80 for the three months and six months ended September 30, 1999, respectively. The anti-dilutive options have expiration dates ranging from April 2008 to July 2009.

(D)      Segment Information:

         The Company operates in three business segments: Cement, Gypsum Wallboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being the Company's principal lines of business. These operations are conducted in the United States and include the mining and extraction of limestone; the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete); the mining and extraction of gypsum and the manufacture and sale of gypsum wallboard; the sale of ready-mix concrete; and the mining, extraction and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Intersegment sales are recorded at prices which approximate market prices. Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate general and administrative expense includes corporate overhead and other administrative expenses.

The following table sets forth certain business segment information:

                                                For the Three  Months Ended      For the Six Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------
                                                    (Dollars in thousands)         (Dollars in thousands)
Revenues (External Customers):
     Cement                                     $     45,754    $     43,751    $     86,027    $     79,749
     Gypsum Wallboard                                 55,903          34,876          99,470          67,037
     Concrete and Aggregates                          15,890          12,710          29,024          23,993
     Other, net                                          295             439             500             843
                                                ------------    ------------    ------------    ------------
                                                $    117,842    $     91,776    $    215,021    $    171,622
                                                ============    ============    ------------    ------------
Intersegment Sales:
     Cement                                     $      1,456    $      1,642    $      3,038    $      3,174
     Concrete and Aggregates                             121             108             255             190
                                                ------------    ------------    ------------    ------------
                                                $      1,577    $      1,750    $      3,293    $      3,364
                                                ============    ============    ============    ============
Operating Income:
     Cement                                     $     19,031    $     18,123    $     32,387    $     30,748
     Gypsum Wallboard                                 30,377          14,031          50,649          26,192
     Concrete and Aggregates                           3,095           2,469           5,455           4,309
     Other, net                                          295             439             500             843
                                                ------------    ------------    ------------    ------------
         Total                                        52,798          35,062          88,991          62,092
     Corporate General and Administrative             (1,224)           (905)         (2,282)         (1,776)
     Interest Income, net                                714             811           1,248           1,613
                                                ------------    ------------    ------------    ------------
Earnings Before Income Taxes                    $     52,288    $     34,968    $     87,957    $     61,929
                                                ============    ============    ============    ============

         Total assets by segment are as follows:

                                 September 30,    March 31,
                                     1999            1999
                                 ------------   ------------
                                    (Dollars in thousands)

Cement                           $    144,247   $    139,183
Gypsum Wallboard                      153,822        143,464
Concrete and Aggregates                29,038         23,634
Corporate and Other                    76,917         58,402
                                 ------------   ------------
                                 $    404,024   $    364,683
                                 ============   ============

         The increase in Cement segment assets resulted primarily from the completion of the Illinois Cement plant's finish mill project. The increase in Gypsum Wallboard assets is due to the completion of the Eagle Gypsum wallboard plant expansion project early in fiscal 2000 and seasonal increases in accounts receivable balances. Concrete and Aggregates assets increased from the Texas Highway 190 aggregates project and seasonal increases in account receivable balances. Corporate and other assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Benefitting from increased sales volume and higher net sales prices in each of its business segments, particularly Gypsum Wallboard, the Company reported the highest financial results in its history for both the quarter ended September 30, 1999, the second quarter of fiscal 2000, and for the first six months of fiscal 2000. Revenues for the second quarter of fiscal 2000 were an all-time high $117,842,000, a 28% increase over revenues of $91,776,000 for the same quarter last year. CXP's net earnings for the quarter ended September 30, 1999 were a record high $33,184,000, a 48% increase over $22,378,000 for the same quarter last year. Diluted earnings per share for this year's quarter of $1.71, also an all-time record high, increased 63% over $1.05 per share for the same quarter in fiscal 1999.

         For the six months ended September 30, 1999, CXP's net earnings increased 41% to a record $55,941,000 or $2.87 per diluted share from $39,633,000 or $1.85 per diluted share for the same period a year ago. Revenues for the six months rose 25% to $215,021,000 from $171,622,000 for the same period in the prior fiscal year. Diluted earnings per share for the quarter and six months increased more than net earnings due to fewer average shares outstanding in the current periods versus the same periods a year ago. A strong national economy has resulted in U.S. cement and gypsum wallboard consumption for the first nine months of 1999 exceeding last year's same period record consumption.

         The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:

                                                         Gypsum
                                   Cement               Wallboard            Concrete              Aggregates
                                    (Ton)                 (MSF)             (Cubic Yard)              (Ton)
                             -------------------   -------------------   -------------------   -------------------
Quarter Ended September 30,    1999       1998       1999       1998       1999       1998       1999       1998
---------------------------  --------   --------   --------   --------   --------   --------   --------   --------

Sales Volume (M)                  675        652        353        295        230        191        923        808

Average Net Sales Price      $  69.94   $  69.69   $ 158.36   $ 118.55   $  52.31   $  50.09   $   4.31   $   4.06

Operating Margin (1)         $  28.19   $  27.82   $  86.05   $  47.69   $   8.83   $   8.96   $   1.15   $   0.95

                                                           Gypsum
                                     Cement               Wallboard            Concrete              Aggregates
                                      (Ton)                 (MSF)             (Cubic Yard)              (Ton)
                                -------------------   -------------------   -------------------   -------------------
Six Months Ended September 30,    1999       1998       1999       1998       1999       1998       1999       1998
------------------------------  --------   --------   --------   --------   --------   --------   --------   --------

Sales Volume (M)                   1,269      1,203        653        577        425        375      1,687      1,444

Average Net Sales Price         $  70.16   $  68.94   $ 152.32   $ 116.27   $  51.86   $  48.96   $   4.30   $   4.04

Operating Margin (1)            $  25.51   $  25.56   $  77.56   $  45.43   $   8.48   $   8.23   $   1.10   $   0.85

---------

(1) Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

         Cement revenues for the quarter totaled $47,210,000, up 4% over the same quarter in the prior year. Operating earnings were $19,031,000, a 5% increase over $18,123,000 for the same quarter last year. Higher sales volume accounted for the net quarterly operating earnings gain. Sales volume of 675,000 tons for the quarter was 4% above the prior year's quarter. The sales volume gain resulted from strong sales in the Texas and Illinois markets. Demand continues to be strong in all of the Company's Cement markets and the Company expects fiscal 2000 to be another "sold out" year. Average cement sales prices improved to $69.94 per ton from $69.69 per ton for the same quarter last year.

         For the current six months, Cement revenues were $89,065,000 million, a 7% increase over $82,923,000 for the same period a year ago. Operating earnings from Cement were $32,387,000, up 5% from $30,748,000 for the similar period last year. The operating earnings gain resulted primarily from higher sales volume. Cement sales volume of 1,269,000 tons was 5% higher than sales volume for the first six months of fiscal 1999, mostly due to an increase in purchased cement sales. Purchased cement sales volume of 129,000 tons for this year's period was 48% higher than last year's six months sales volume.

         Gypsum Wallboard revenues of $55,903,000 for the quarter increased 60% over last year's same quarter revenues of $34,876,000. Operating earnings for the quarter were $30,377,000, up 116% over $14,031,000 for the same period last year. Increased sales volume and higher operating margins resulted in the quarterly gain. Sales volume of 353 million square feet ("MMSF") for this year's quarter was 20% greater than 295 MMSF sold during the prior year's quarter. The sales volume increase resulted from the Albuquerque and Eagle plant expansion projects completed in late fiscal 1999 and early fiscal 2000. As with Cement, the Company anticipates that its Gypsum Wallboard operations will be "sold out" in fiscal 2000. National wallboard consumption for the first nine months of calendar 1999 was at a record pace as single-family home construction and repair and remodeling activities remained strong. Supported by record demand and a July price increase, the Company's average net sales price for the second quarter improved to $158.36 per thousand board feet ("MSF"), 34% above $118.55 per MSF for the same quarter last year.

         For the current six month period, Gypsum Wallboard revenues were $99,470,000, a 48% increase over $67,037,000 for the same period a year ago. Operating earnings from Gypsum Wallboard rose 93% to $50,649,000 for the first six months of this fiscal year from $26,192,000 for last year's similar period. The operating earnings gain resulted from increased sales volume and a 71% increase in operating margins. Gypsum Wallboard sales volume for the six months increased 13% to 653 MMSF due to increased plant efficiencies and additional volume generated from the Albuquerque and Eagle plant expansion projects. The gain in operating margins resulted from the combination of a 31% sales price increase partially offset by a 6% increase in cost of sales. Cost of sales were negatively impacted by start-up costs associated with the Eagle plant expansion.

         Revenues from Concrete and Aggregates were $16,011,000 for the quarter, up 25% from $12,818,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $3,095,000, up 25% from $2,469,000 for the same quarter last year. Concrete earnings of $2,031,000 increased 19% from last year's comparable quarter mainly due to a 20% increase in sales volume. Concrete sales volume for the quarter was 230,000 cubic yards, compared to 191,000 cubic yards for the same quarter last year. The gain was primarily attributable to strong demand in the Austin, Texas market. The Company's average Concrete net sales price of $52.31 per cubic yard for the quarter was 4% higher than $50.09 for the same quarter a year ago. Aggregates earnings of $1,064,000 increased 40% from the prior year's quarter due to increased sales volume and higher operating margins. The Company's Aggregates operation reported sales volume of 923,000 tons for the quarter, 14% above sales volume of 808,000 tons for the same quarter last year due to a 136,000 ton increase in California sales volume. Product mix and higher net sales prices resulted in Aggregates net sales price of $4.31 per ton, an increase of 6% over $4.06 per ton for the same quarter last year.

         For the six months, Concrete and Aggregates revenues were $29,279,000 this fiscal year, up 21% from $24,183, 000 for the same period last year. Operating earnings were $5,455,000 for the six months this year, a 27% increase over $4,309,000 for the same period last year. Concrete earnings of $3,601,000 increased 17% due to higher sales volume and improved operating margins. Sales volume of 425,000 cubic yards for the first six months of fiscal 2000 was 13% above the prior year's six month total due to a strong Texas residential market. Aggregates operating earnings for the six months this year were $1,834,000, up 50% over the same period last year. Increased operating margins due to higher net sales prices and higher sales volume resulted in the improvement.

         Corporate general and administrative expenses increased $319,000 in the quarter and $506,000 for the six months due to higher incentive compensation accruals and the cost of additional corporate personnel.

         Net interest income of $714,000 and $1,248,000 was $97,000 and $365,000 below last year's quarter and six months, respectively, due to lower cash balances during this year's comparable periods.

         The Company's annual effective tax rate increased to 36.4% from 36.2% due to higher state income taxes.

STOCK REPURCHASE PROGRAM

         The Company's Board of Directors previously approved the repurchase of up to five million shares of the Company's common stock. The Company has repurchased 727,400 shares from the public since March 31, 1999. As of November 10, 1999, there are approximately 404,000 shares remaining under the Company's current repurchase authorization. Centex Corporation owns approximately 62.8% of the outstanding shares of CXP common stock as of November 10, 1999.

 FINANCIAL CONDITION

         The Company has a $35 million unsecured revolving credit facility that expires on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt-free balance sheet at September 30, 1999, CXP believes that its internally generated cash flow coupled with funds available under the credit facility will enable CXP to provide adequately for its current operations and future growth.

         Working capital at September 30, 1999 was $87.3 million as compared to $66.7 million at March 31, 1999. The increase resulted mainly from a $20.3 million increase in cash. The $12.8 million seasonal increases in accounts and notes receivable were offset by higher accounts payable and accrued liabilities coupled with decreased inventories. Stock repurchases of 659,000 shares during the six months amounted to $24.4 million. Capital spending of $14.1 million for this year's six months included the completion of the Eagle wallboard plant expansion project and the Texas Highway 190 aggregates project. Cash payments for income taxes totaled $29.5 million and $17.4 million in the first six months of fiscal 2000 and 1999, respectively.

YEAR 2000

         The Company has a variety of operating systems, computer software program applications, computer hardware equipment (collectively, "IT Systems") and other equipment with embedded electronic circuits, including applications that the Company uses in its administrative functions and in the operations of its various subsidiaries (collectively, the "Non-IT Systems" and together with the IT Systems, the "Systems"). Pursuant to the services agreement the Company has with Centex Service Company, Year 2000 compliance issues are being addressed by a Year 2000 Task Force consisting of key personnel in the management and accounting, financial planning, management information systems, legal, and internal audit departments of Centex Corporation as well as by the management of the Company.

         Since fiscal 1997, the Company has been engaged in an ongoing process of identifying, evaluating and implementing changes to its Systems in order to ensure Year 2000 compliance. As a result of this process, a small number of Systems were identified as being unable to interpret dates after December 31, 1999.

         Affected Systems are primarily Non-IT Systems that are not critical to the material operations of the Company and its subsidiaries. The Company and its subsidiaries have replaced and tested all critical Systems and anticipate that they will replace and test all non-critical non-compliant Systems by December 31, 1999. In substantially all of the cases, the replacement or upgrading of, or other changes to, the non-compliant Systems (i) has occurred for reasons unrelated to the non-compliance of the Systems and (ii) has not been accelerated as a result of the non-compliance of such Systems. To date, the timetable for addressing non-compliance of Systems has been substantially the same for both IT Systems and Non-IT Systems. The Company anticipates that this will continue to be the case.

         The Company does not believe (i) that the non-compliant Systems pose a material risk to the financial condition of the Company as a whole, or to the individual operations or subsidiaries that currently have non-compliant Systems or (ii) that the cost of replacing, upgrading or otherwise changing the non-compliant Systems is material to the Company as a whole, or to the individual subsidiaries. The Company has used, and believes that it will be able to continue to use, internally generated cash to fund the correction of Systems that are not compliant.

         In order to further confirm the Company's Year 2000 readiness, Centex Service Company engaged the services of a third-party consulting firm to evaluate the Company's Year 2000 readiness program. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions were consistent with the Task Force's determinations of the Company's Year 2000 readiness. The Company has implemented the consulting firm's recommendations for achieving Year 2000 compliance.

         The Task Force has completed the Company's Year 2000 contingency plan. The plan includes, depending on the particular Company subsidiary and location, the use of electric generators as an alternate power supply, the manual operation of certain machinery currently controlled by computers, the use of alternate communication devices and services and the temporary closing and securing of certain non-critical job sites.

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

         The Company believes the most likely Year 2000 worst-case scenario would be the failure of some significant vendors, subcontractors or third parties to achieve compliance, resulting in a slowdown of the Company's operations. The Company is not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance of third parties affecting the Company's operations, the Company has surveyed its largest customers, subcontractors, and vendors by sending questionnaires or requests for disclosure of Year 2000 readiness. To date, the Company has received responses from a majority of the parties surveyed. The completed surveys indicate material Year 2000 compliance by the responding parties. With respect to unanswered surveys, the Company will continue to follow-up throughout the remainder of 1999 either through a second request or direct conversations with those parties whose operations are material to the Company to ascertain the Year 2000 readiness of such parties.

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

OTHER DEVELOPMENTS

         The Company's Laramie cement plant will have one of its kilns down during the third quarter for approximately 30 days for major maintenance. In addition, the Company implemented an $8.00 per MSF average Gypsum Wallboard price increase during the first week of October, 1999. Also, the Company has experienced some deterioration in cement pricing in the Houston, Texas market due to the entrance of additional cement importers.

OUTLOOK

         Positive market fundamentals continue to sustain the high level of demand for its products, and the Company anticipates a "sold out" position to continue in fiscal 2000. As a result, given the current and anticipated levels of pricing, the Company expects to post record third quarter results and a sixth consecutive year of record earnings for fiscal 2000.

FORWARD-LOOKING STATEMENTS

         Certain sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company's business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company's markets, competition, announced increases in capacity in the gypsum wallboard and cement industries, general economic conditions, interest rates and the Year 2000 compliance readiness of the Company's suppliers and service producers. Investors should take such risks and uncertainties into account when making investment decisions. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 1999. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 15, 1999, CXP held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, Laurence E. Hirsch, Richard D. Jones, Jr., David W. Quinn, and Harold K. Work were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

                                                 Number of Shares
                                           --------------------------
        Name                                  For            Withheld
        ----                               ----------        --------

        Robert L. Clarke                   18,446,260        421,409
        Laurence E. Hirsch                 18,446,163        421,506
        Richard D. Jones, Jr.              18,445,653        422,016
        David W. Quinn                     18,446,160        421,509
        Harold K. Work                     18,478,860        388,809

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



                                    CENTEX CONSTRUCTION PRODUCTS, INC.
                                ------------------------------------------
                                               Registrant






November 11, 1999                       /s/ RICHARD D. JONES, JR.
                                ------------------------------------------
                                          Richard D. Jones, Jr.
                                   President and Chief Executive Officer






November 11, 1999                      /s/ ARTHUR R. ZUNKER, JR.
                                ------------------------------------------
                                          Arthur R. Zunker, Jr.
                                Senior Vice President-Finance and Treasurer
                                        (principal financial and
                                        chief accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27             Financial Data Schedule