Form 10-Q
period 1999-12-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2000-02-10
CIK 918646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                              [X] QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly period Ended
                                DECEMBER 31, 1999
                                       OR
                              [ ] TRANSITION REPORT
                Pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934 For the transition period
                            from ________ to _______

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
Yes X    No
   -----   -----
--------------------------------------------------------------------------------
As of the close of business on February 7, 2000, 18,682,232 shares of Centex Construction Products, Inc. common stock were outstanding.

--------------------------------------------------------------------------------

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES


                          FORM 10-Q TABLE OF CONTENTS



                                DECEMBER 31, 1999

                                                                  PAGE
                                                                  ----

PART I. FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1.   Consolidated Financial Statements                    1

               Consolidated Statements of Earnings
               for the Three Months Ended
               December 31, 1999 and 1998                           2

               Consolidated Statements of Earnings
               for the Nine Months Ended
               December 31, 1999 and 1998                           3

               Consolidated Balance Sheets as of
               December 31, 1999 and March 31, 1999                 4

               Consolidated Statements of Cash Flows
               for the Nine Months Ended
               December 31, 1999 and 1998                           5

               Notes to Consolidated Financial
               Statements                                           6-8


     ITEM 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                            8-13


PART II.  OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                          14

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

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)


FOR THE THREE MONTHS ENDED                           December 31,
                                                 ----------------------
                                                   1999         1998
                                                 ---------    ---------

REVENUES
  Cement . . . . . . . . . . . . . . . . .       $  38,982   $   39,097
  Gypsum Wallboard . . . . . . . . . . . .          56,506       35,206
  Concrete and Aggregates  . . . . . . . .          14,017       11,637
  Other, net . . . . . . . . . . . . . . .             320          490
  Less: Intersegment Sales . . . . . . . .          (1,455)      (1,567)
                                                 ---------   ----------

                                                   108,370       84,863
                                                 ---------   ----------

COSTS AND EXPENSES
  Cement . . . . . . . . . . . . . . . . .          27,238       22,793
  Gypsum Wallboard . . . . . . . . . . . .          24,892       21,209
  Concrete and Aggregates  . . . . . . . .          11,843        9,807
  Less: Intersegment Purchases . . . . . .          (1,455)      (1,567)
  Corporate General & Administrative . . .           1,230        1,201
  Interest Income, net . . . . . . . . . .          (1,123)        (617)
                                                 ---------   ----------

                                                    62,625       52,826
                                                 ---------   ----------

EARNINGS BEFORE INCOME TAXES                        45,745       32,037

  Income Taxes . . . . . . . . . . . . . .          16,651       11,720
                                                 ---------   ----------

NET EARNINGS                                     $  29,094   $   20,317
                                                 =========   ==========



EARNINGS PER SHARE:
  BASIC  . . . . . . . . . . . . . . . . .       $    1.53   $     1.00
                                                 =========   ==========
  DILUTED  . . . . . . . . . . . . . . . .       $    1.52   $     0.99
                                                 =========   ==========

AVERAGE SHARES OUTSTANDING:
  BASIC  . . . . . . . . . . . . . . . . .       19,014,622  20,349,761
                                                 ==========  ==========
  DILUTED  . . . . . . . . . . . . . . . .       19,093,019  20,443,870
                                                 ==========  ==========

CASH DIVIDENDS PER SHARE                         $     0.05  $     0.05
                                                 ==========  ==========



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)


FOR THE NINE MONTHS ENDED                           December 31,
                                             ----------------------
                                                1999        1998
                                             ---------    ---------
REVENUES
  Cement . . . . . . . . . . . . . . . . .   $  128,047   $  122,020
  Gypsum Wallboard . . . . . . . . . . . .      155,976      102,243
  Concrete and Aggregates  . . . . . . . .       43,296       35,820
  Other, net . . . . . . . . . . . . . . .          820        1,333
   Less: Intersegment Sales . . . . . . . .      (4,748)      (4,931)
                                             ----------   ----------

                                                323,391      256,485
                                             ----------   ----------

COSTS AND EXPENSES
  Cement . . . . . . . . . . . . . . . . .       83,916       74,968
  Gypsum Wallboard . . . . . . . . . . . .       73,713       62,054
  Concrete and Aggregates  . . . . . . . .       35,667       29,681
  Less: Intersegment Purchases . . . . . .       (4,748)      (4,931)
  Corporate General & Administrative . . .        3,512        2,977
  Interest Income, net . . . . . . . . . .       (2,371)      (2,230)
                                             ----------   ----------

                                                189,689      162,519
                                             ----------   ----------

EARNINGS BEFORE INCOME TAXES                    133,702       93,966

  Income Taxes . . . . . . . . . . . . . .       48,667       34,016
                                             ----------   ----------

NET EARNINGS                                 $   85,035  $    59,950
                                             ==========  ===========



EARNINGS PER SHARE:
  BASIC  . . . . . . . . . . . . . . . . .   $     4.41  $      2.86
                                             ==========  ===========
  DILUTED  . . . . . . . . . . . . . . . .   $     4.39  $      2.84
                                             ==========  ===========

AVERAGE SHARES OUTSTANDING:
  BASIC  . . . . . . . . . . . . . . . . .   19,285,458   20,957,716
                                             ==========  ===========
  DILUTED  . . . . . . . . . . . . . . . .   19,375,700   21,090,736
                                             ==========  ===========

CASH DIVIDENDS PER SHARE                     $     0.15  $      0.15
                                             ==========  ===========



            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                               Dec. 31,       March 31,
ASSETS                                           1999           1999
------                                         --------       --------
                                              (Unaudited)        (*)
Current Assets
   Cash and Cash Equivalents . . . . . . .     $ 97,011       $ 49,646
   Accounts and Notes Receivable, net  . .       47,147         43,192
   Inventories . . . . . . . . . . . . . .       33,308         33,030
                                               --------       --------
     Total Current Assets  . . . . . . . .      177,466        125,868
                                               --------       --------

Property, Plant and Equipment  . . . . . .      408,391        392,302
  Less Accumulated Depreciation  . . . . .     (173,791)      (163,745)
                                               --------       --------
     Property, Plant & Equipment, net  . .      234,600        228,557
Notes Receivable, net  . . . . . . . . . .          503            664
Other Assets . . . . . . . . . . . . . . .       14,576          9,594
                                               --------       --------
                                               $427,145       $364,683
                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Accounts Payable  . . . . . . . . . . .     $ 20,067       $ 18,276
   Accrued Liabilities . . . . . . . . . .       47,546         40,849
   Current Portion of Long-term Debt . . .           80             80
   Income Taxes Payable  . . . . . . . . .        2,863              -
                                               --------       --------
     Total Current Liabilities   . . . . .       70,556         59,205
                                               --------       --------

Long-term Debt . . . . . . . . . . . . . .          400            400

Deferred Income Taxes  . . . . . . . . . .       24,581         25,158

Stockholders' Equity                                                 -
   Common Stock, Par Value $0.01;
     Authorized 50,000,000 Shares;
     Issued and Outstanding 18,927,652 and
     19,744,465 Shares, respectively . . .          189            197
   Capital in Excess of Par Value  . . . .       31,914         62,376
   Retained Earnings . . . . . . . . . . .      299,505        217,347
                                               --------       --------
Total Stockholders' Equity . . . . . . . .      331,608        279,920
                                               --------       --------
                                               $427,145       $364,683
                                               ========       ========


* From audited financial statements.




            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

FOR THE NINE MONTHS ENDED                             December 31,
                                                 ---------------------
                                                   1999         1998
                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings . . . . . . . . . . . . . .       $ 85,035     $ 59,950
  Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities -
          Depreciation, Depletion and
            Amortization . . . . . . . . .         13,928       12,021
          Deferred Income Tax
            Benefit  . . . . . . . . . . .           (577)       (725)
 (Increase) Decrease in Accounts and
     Notes Receivable  . . . . . . . . . .         (3,794)         463
 (Increase) Decrease in Inventories  . . .           (278)       3,875
  Increase in Accounts Payable
     and Accrued Liabilities . . . . . . .          8,488        1,436
 (Increase) Decrease in
     Other, net  . . . . . . . . . . . . .         (3,014)       1,715
  Increase in Income Taxes Payable . . . .          2,863        3,778
                                                 --------     --------
      Net Cash Provided by Operating
        Activities . . . . . . . . . . . .        102,651       82,513
                                                 --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, Plant and Equipment
     Additions, net  . . . . . . . . . . .        (21,898)     (23,460)
                                                 --------     --------
     Net Cash Used in Investing
        Activities . . . . . . . . . . . .        (21,898)     (23,460)
                                                 --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends Paid To Shareholders . . . . .         (2,918)      (3,197)
  Retirement of Common Stock . . . . . . .        (31,234)     (54,185)
  Proceeds from Stock Option Exercises . .            764        3,031
                                                 --------     --------
     Net Cash Used in Financing
        Activities . . . . . . . . . . . .        (33,388)    (54,351)
                                                 --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . .         47,365       (4,702)
CASH AT BEGINNING OF PERIOD  . . . . . . .         49,646       62,090
                                                 --------     --------

CASH AT END OF PERIOD  . . . . . . . . . .       $ 97,011     $ 66,792
                                                 ========     ========


            See notes to unaudited consolidated financial statements.

               CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


(A)  A summary of changes in stockholders' equity is presented below.

                                               Capital in
                                 Common        Excess of        Retained
                                 Stock         Par Value        Earnings        Total
                               ----------      ---------        ---------      -------
                                                (dollars in thousands)

Balance, March 31, 1998        $      215      $ 130,413        $ 144,175     $ 274,803
Net Earnings                           -              -            77,289        77,289
Stock Option Exercises                 -           3,806               -          3,806
Stockholders' Dividends                -              -            (4,117)       (4,117)
Retirement of Common Stock            (18)       (71,843)              -        (71,861)
                               ----------      ---------        ---------     ---------
Balance March 31, 1999                197         62,376          217,347       279,920
Net Earnings                           -              -            85,035        85,035
Stock Option Exercises                 -             764               -            764
Stockholders' Dividends                -              -            (2,877)       (2,877)
Retirement of Common Stock             (8)       (31,226)              -        (31,234)
                               ----------      ---------        ---------     ---------
BALANCE DECEMBER 31, 1999      $      189      $  31,914        $ 299,505     $ 331,608
                               ==========      =========        =========     =========

(B)  Inventories:

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

                                                    Unaudited                Audited
                                                  December 31,              March 31,
                                                      1999                    1999
                                                  -------------             ---------

     Raw Materials and Materials-in-Progress      $       8,429             $   9,124
     Finished Cement                                      5,517                 5,601
     Aggregates                                           1,308                 1,577
     Gypsum Wallboard                                     2,325                 1,289
     Repair Parts and Supplies                           14,774                14,770
     Fuel and Coal                                          955                   669
                                                  -------------             ---------

                                                  $      33,308             $  33,030
                                                  =============             =========

(C)  Earnings Per Share:

     The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is computed using the average number of common shares outstanding in each of the three and nine month periods ended December 31, 1999 and 1998. Diluted earnings per share for the periods ended December 31, 1999 and 1998 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 317,000 shares at an average price of $36.87 and 221,000 shares at an average price of $36.83 for the three months and nine months ended December 31, 1999, respectively. The anti-dilutive options have expiration dates ranging from April 2008 to July 2009.

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

The following table sets forth certain business segment information:

                                           For the Three  Months Ended    For the Nine Months Ended
                                                   December 31,                 December 31,
                                                1999         1998             1999          1998
                                             ---------    ---------        ---------     ---------
                                             (Dollars in thousands)        (Dollars in thousands)
Revenues (External Customers):
     Cement                                  $  37,650    $  37,560        $ 123,677     $ 117,374
     Gypsum Wallboard                           56,506       35,206          155,976       102,243
     Concrete and Aggregates                    13,894       11,607           42,918        35,535
     Other, net                                    320          490              820         1,333
                                             ---------    ---------        ---------     ---------
                                             $ 108,370    $  84,863        $ 323,391     $ 256,485
                                             =========    =========        =========     ---------
Intersegment Sales:
     Cement                                  $   1,332    $   1,537        $   4,370     $   4,646
     Concrete and Aggregates                       123           30              378           285
                                             ---------    ---------        ---------     ---------
                                             $   1,455    $   1,567        $   4,748     $   4,931
                                             =========    =========        =========     =========
Operating Income:
     Cement                                  $  11,744    $  16,304        $  44,131     $  47,052
     Gypsum Wallboard                           31,614       13,997           82,263        40,189
     Concrete and Aggregates                     2,174        1,830            7,629         6,139
     Other, net                                    320          490              820         1,333
                                             ---------    ---------        ---------     ---------
         Total                                  45,852       32,621          134,843        94,713
     Corporate General and Administrative       (1,230)      (1,201)          (3,512)       (2,977)
     Interest Income, net                        1,123          617            2,371         2,230
                                             ---------    ---------        ---------     ---------
Earnings Before Income Taxes                 $  45,745    $  32,037        $ 133,702     $  93,966
                                             =========    =========        =========     =========

     Total assets by segment are as follows:

                          December 31,  March 31,
                             1999         1999
                          ------------  ---------
                           (Dollars in thousands)

Cement                     $141,772     $139,183
Gypsum Wallboard            154,370      143,464
Concrete and Aggregates      27,529       23,634
Corporate and Other         103,474       58,402
                           --------     --------
                           $427,145     $364,683
                           ========     ========

     The increase in Cement segment assets resulted primarily from the completion of the Illinois Cement plant's finish mill project. The increase in Gypsum Wallboard assets is due to the completion of the Eagle Gypsum wallboard plant expansion project early in fiscal 2000 and increased accounts receivable balances. Concrete and Aggregates assets increased due to the Texas Highway 190 aggregates project. Corporate and other assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Benefitting from increased sales volume and higher net sales prices in its Gypsum Wallboard and Concrete and Aggregates segments, the Company reported the highest financial results in its history for both the quarter ended December 31, 1999, the third quarter of fiscal 2000, and for the nine months of fiscal 2000. Revenues for the third quarter of fiscal 2000 were $108,370,000, a 28% increase over revenues of $84,863,000 for the same quarter last year. CXP's net earnings for the quarter ended December 31, 1999 were $29,094,000, a 43% increase over $20,317,000 for the same quarter last year. Diluted earnings per share for this year's quarter of $1.52 increased 54% over $0.99 per share for the same quarter in fiscal 1999.

     For the nine months ended December 31, 1999, CXP's net earnings increased 42% to $85,035,000 or $4.39 per diluted share from $59,950,000 or $2.84 per diluted share for the same period a year ago. Revenues for the nine months rose 26% to $323,391,000 from $256,485,000 for the same period in the prior fiscal year. Diluted earnings per share for the quarter and nine months increased more than net earnings due to fewer average shares outstanding in the current year's periods versus the same periods a year ago. A strong national economy has resulted in U.S. cement and gypsum wallboard consumption for 1999 exceeding last year's same period record consumption.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company's operations:

                                                                Gypsum
                                          Cement               Wallboard            Concrete            Aggregates
                                          (Ton)                  (MSF)            (Cubic Yard)             (Ton)
                                   -------------------  -------------------  -------------------  -------------------
Quarter Ended December 31,           1999       1998      1999       1998      1999       1998      1999        1998
--------------------------         --------   --------  --------   --------  --------   --------  --------     ------

Sales Volume (M)                        568        568       341        283       186        163       964        817

Average Net Sales Price              $68.72     $68.84   $165.53    $124.38    $52.89     $51.21    $ 4.31     $ 4.00

Operating Margin(1)                  $20.70     $28.71    $92.61     $49.45    $ 6.73     $ 6.31    $ 0.95     $ 0.98


                                                              Gypsum
                                          Cement             Wallboard               Concrete          Aggregates
                                          (Ton)                (MSF)               (Cubic Yard)          (Ton)
                                   -------------------  -------------------  -------------------  -------------------
Nine Months Ended December 31,       1999       1998      1999       1998      1999       1998       1999       1998
------------------------------     --------   --------  --------   --------  --------   --------  --------     ------



Sales Volume (M)                      1,837      1,771       994        860       611        538     2,651       2,261

Average Net Sales Price              $69.72     $68.90   $156.86    $118.94    $52.17     $49.65    $ 4.30      $ 4.03

Operating Margin(1)                  $24.03     $26.57    $82.73     $46.75    $ 7.94     $ 7.65    $ 1.05      $ 0.90

---------
(1) Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

     Cement revenues of $38,982,000 for the quarter were level with the same quarter in the prior year. Operating earnings of $11,744,000 decreased 28% from $16,304,000 for last year's third quarter due to higher cost of sales. Sales volume of 568,000 tons for the quarter was level with the prior year's quarter. Sales volume declines at the Texas and Wyoming operations were offset by increased purchased cement sales at the Illinois and Nevada operations. Purchased cement sales for this year's quarter totaled 70,800 tons, up 96% over the same period last year. Manufactured sales volume at the Wyoming plant declined due to one of its kilns being down 35 days for a major rebuild. Demand continues to be strong in all of the Company's cement markets. Average cement sales prices of $68.72 per ton declined from $68.84 per ton for the same quarter last year. Imports have caused pricing in the Texas and northern California markets to soften. Cost of sales increased $7.89 per ton due to the Laramie plant kiln outage and a higher proportion of purchased cement sales.

     For the current year's nine months, Cement revenues were $128,047,000 million, a 5% increase over $122,020,000 for the same period a year ago. Operating earnings from Cement were $44,131,000, down 6% from $47,052,000 for the similar period last year due to higher cost of sales. Cement sales volume of 1,837,000 tons was 4% higher than sales volume for the first nine months of fiscal 1999, mostly due to an increase in purchased cement sales. Purchased cement sales volume of 222,300 tons for this year's period was 80% higher than last year's nine months sales volume. Cost of sales increased 8% to $45.69 per ton due to the Laramie plant kiln outage and additional purchased cement sales.

     Gypsum Wallboard revenues of $56,506,000 for the quarter increased 61% over last year's same quarter revenues of $35,206,000. Operating earnings for the quarter were $31,614,000, up 126% over $13,997,000 for the same period last year. Increased sales volume and higher operating margins resulted in the quarterly gain. Sales volume of 341 million square feet ("MMSF") for this year's quarter was 20% greater than 283 MMSF sold during the prior year's quarter. The sales volume increase resulted from the Albuquerque and Eagle plant expansion projects completed in late fiscal 1999 and early fiscal 2000. National wallboard consumption for calendar 1999 set an all time high record as single-family home construction and repair and remodeling activities remained strong. Supported by record demand and an October price increase, the Company's average net sales price for the third quarter improved to $165.53 per thousand feet ("MSF"), 33% above $124.38 per MSF for the same quarter last year. Although gypsum wallboard demand remains strong, new industry capacity additions during the last half of calendar 1999 have resulted in the industry being in an "over supply" position and consequently, a softening in wallboard pricing.

     For the current nine month period, Gypsum Wallboard revenues were $155,976,000, a 53% increase over $102,243,000 for the same period a year ago. Operating earnings from Gypsum

Wallboard rose 105% to $82,263,000 for the first nine months of this fiscal year from $40,189,000 for last year's similar period. The operating earnings gain resulted from increased sales volume and a 77% operating margin increase. Gypsum Wallboard sales volume for the nine months increased 16% to 994 MMSF due to increased plant efficiencies and higher production speeds resulting from the Albuquerque and Eagle plant expansion projects. The operating margin gain resulted from the combination of a 32% sales price increase partially offset by a 3% increase in cost of sales. Cost of sales were negatively impacted by start-up costs associated with the Eagle plant expansion early in the fiscal year.

     Revenues from Concrete and Aggregates were $14,017,000 for the quarter, up 20% from $11,637,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $2,174,000, up 19% from $1,830,000 for the same quarter last year. Concrete earnings of $1,255,000 increased 22% over last year's comparable quarter mainly due to a 14% increase in sales volume. Concrete sales volume for the quarter was 186,000 cubic yards, compared to 163,000 cubic yards for the same quarter last year. The gain was primarily attributable to strong demand in the Austin, Texas market. The Company's average Concrete net sales price of $52.89 per cubic yard for the quarter was 3% higher than $51.21 for the same quarter a year ago. Aggregates earnings of $919,000 increased 15% from the prior year's quarter due to increased sales volume. The Company's Aggregates operation reported sales volume of 964,000 tons for the quarter, 18% above sales volume of 817,000 tons for the same quarter last year. The gain resulted from a 218,000 ton increase in California sales volume partially offset by lower road construction aggregates sales at the Texas operation. Product mix and higher net sales prices raised the Aggregates net sales price to $4.31 per ton, an increase of 8% over $4.00 per ton for the same quarter last year. Cost of sales increased 11% to $3.36 per ton due to start-up costs associated with the new Texas aggregates plant and increased related administrative expenses.

     For the nine months, Concrete and Aggregates revenues were $43,296,000 this fiscal year, up 21% from $35,820,000 for the same period last year. Operating earnings were $7,629,000 for the nine months this year, a 24% increase over $6,139,000 for the same period last year. Concrete earnings of $4,856,000 increased 18% due to higher sales volume and improved operating margins. Sales volume of 611,000 cubic yards for the first nine months of fiscal 2000 was 14% above the prior year's nine month total due to a strong Texas residential market. Aggregates operating earnings for the nine months this year were $2,773,000, up 37% over the same period last year. Increased operating margins and higher sales volume resulted in the improvement.

     Corporate general and administrative expenses increased $535,000 for the nine months due to higher incentive compensation and the cost of additional corporate personnel.

     Net interest income of $1,123,000 and $2,371,000 was $506,000 and $141,000
above last year's quarter and nine months, respectively, due to higher cash balances during this year's comparable periods.

     The Company's annual effective tax rate increased to 36.4% from 36.2% due to higher state income taxes.

STOCK REPURCHASE PROGRAM

     The Company's Board of Directors previously approved the repurchase of up to five million shares of the Company's common stock. During the third quarter, the Company's Board of Directors approved the repurchase of an additional 688,630 shares. The Company has repurchased 1,114,600 shares from the public since March 31, 1999. As of February 9, 2000, there are approximately 705,000 shares remaining under the Company's current repurchase authorization. Centex Corporation owns approximately 64.0% of the outstanding shares of CXP common stock as of February 9, 2000.

FINANCIAL CONDITION

     The Company has a $35 million unsecured revolving credit facility that expires on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt-free balance sheet at December 31, 1999, CXP believes that its internally generated cash flow coupled with funds available under the credit facility will enable CXP to provide adequately for its current operations and future growth.

     Working capital at December 31, 1999 was $106.9 million as compared to $66.7 million at March 31, 1999. The increase resulted mainly from a $47.4 million increase in cash. The $4.0 million increase in accounts and notes receivable offset by higher accounts payable and accrued liabilities. Stock repurchases of 849,600 shares during the nine months amounted to $31.2 million. Capital spending of $21.9 million for this year's nine months included the completion of the Eagle wallboard plant expansion, the Illinois finish mill project, and the Texas Highway 190 aggregates project. Cash payments for income taxes totaled $43.1 million and $28.8 million in the first nine months of fiscal 2000 and 1999, respectively.

YEAR 2000

     Beginning in fiscal year 1997, the Company engaged in an ongoing process of evaluating and implementing changes to its systems in order to ensure Year 2000 compliance. As a result of this process, a small number of non-critical systems were identified as not being Year 2000 compliant and were upgraded or replaced accordingly during 1999. The Company and its subsidiaries tested all critical systems by December 31, 1999. The cost of replacing, upgrading or otherwise changing non-compliant systems was not material to the Company as a whole, or to the Company's individual subsidiaries. The Company used internally generated cash to fund the correction of non-compliant systems. The Company's Year 2000 compliance preparation included the completion of a contingency plan, the hiring of a third party consultant and the surveying of material vendors and suppliers.

     As a result of the attention that the Company paid to addressing its Year 2000 readiness, the Company has not, to date, experienced an adverse effect on the Company's operations or financial condition or the operations or financial condition of any of its individual subsidiaries as a result of Year 2000 readiness. In addition, the Company is not aware of any of its vendors, subcontractors or other third parties experiencing any effects as a result of Year 2000 compliance issues. Furthermore, if any of those third parties were affected by Year 2000 compliance issues, such compliance issues have not caused, to date, any adverse effects on the Company's operations or financial condition, or the operations or financial condition of any of its individual subsidiaries.

     Although the Company has not been affected to date by the change from December 31, 1999 to January 1, 2000, Year 2000 issues could arise subsequent to the filing of this report. As an example, the Company's Systems could fail to recognize 2000 as a leap year. The Company believes that such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Company's operations or financial condition would be materially adversely affected. Nevertheless, the Company intends to continue to monitor Year 2000 related issues and immediately address any issues that may arise.

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

OTHER DEVELOPMENTS

     The Company's Laramie cement plant had one of its kilns down approximately 35 days during the third quarter for a major rebuild. Late in the third quarter, production commenced at the Company's new aggregates facility north of Austin, Texas. The Company implemented an $8.00 per MSF average Gypsum Wallboard price increase during the first week of October, 1999. However, the Company experienced some deterioration in gypsum wallboard demand and softening in pricing during December 1999 and January 2000. Also, cement pricing in the Houston, Texas and northern California markets has softened due to additional cement imports.

OUTLOOK

     Positive market fundamentals continue to sustain the high level of demand for the Company's products. Given the current and anticipated levels of pricing, the Company expects to post record fourth quarter results and a sixth consecutive year of record earnings for fiscal 2000.

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



                                              CENTEX CONSTRUCTION PRODUCTS, INC.
                                              ----------------------------------
                                                          Registrant






February 10, 2000                              /s/ RICHARD D. JONES, JR.
                                               --------------------------------
                                                   Richard D. Jones, Jr.
                                                   President and Chief Executive
                                                    Officer






February 10, 2000                             /s/ ARTHUR R. ZUNKER, JR.
                                              ---------------------------------
                                                    Arthur R. Zunker, Jr.
                                               Senior Vice President-Finance
                                             and Treasurer (principal financial
                                               and chief accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                      DESCRIPTIONS
-----------                      ------------
   27                      Financial Data Schedule