Form 10-K405
period 2000-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2000-06-21
CIK 918646

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000




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


                                                             NAME OF EACH
                                                           EXCHANGE ON WHICH
   TITLE OF EACH CLASS                                        REGISTERED
   -------------------                                    -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. [X].

         Indicate the number of shares of the registrant's classes of common stock (or other similar equity securities) outstanding as of the close of business on June 16, 2000:

         Common Stock                             18,575,832 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, and III, of this Report:

     (a) 2000 Annual Report to Stockholders of Centex Construction Products, Inc. for the fiscal year ended March 31, 2000.

     (b) Proxy statement for the annual meeting of stockholders of Centex Construction Products, Inc. to be held on July 20, 2000.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
                                                PART I

Item 1.   Business:
                  General                                                                           1
                  Industry Segment Information                                                      1
                  Employees                                                                        14
                  Forward-Looking Statements                                                       14

Item 2.   Properties                                                                               14

Item 3.   Legal Proceedings                                                                        15

Item 4.   Submission of Matters to a Vote of Security Holders                                      15

                                                PART II

Item 5.   Market for Registrant's Common Equity and
                  Related Stockholder Matters                                                      16

Item 6.   Selected Financial Data                                                                  16

Item 7.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            16

Item 8.   Financial Statements and Supplementary Data                                              16

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                             16

                                               PART III

Item 10.  Directors and Executive Officers of the Registrant                                       17

Item 11.  Executive Compensation                                                                   17

Item 12.  Security Ownership of Certain Beneficial Owners and Management                           17

Item 13.  Certain Relationships and Related Transactions                                           17

                                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          17

SIGNATURES                                                                                         19

INDEX TO EXHIBITS                                                                                  20

                                     PART I


ITEM 1.   BUSINESS

GENERAL

         Centex Construction Products, Inc. ("CXP" or the "Company") is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. The Company produces and sells cement, gypsum wallboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly-owned subsidiary of Centex Corporation ("Centex"). On April 19, 1994, the Company completed an Initial Public Offering ("IPO") of 51% of its common stock. As a result of the IPO, Centex's ownership of the Company was reduced to 49%. Unless the context indicates to the contrary, the terms "CXP" and the "Company" as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company's common stock, par value $0.01 per share ("CXP Common Stock"), began trading publicly on April 19, 1994. As of June 16, 2000, 18,575,832 shares of CXP Common Stock, which are traded on the New York Stock Exchange, were outstanding.

         As previously disclosed, CXP's Board of Directors authorized CXP management to repurchase 5,668,630 shares of CXP Common Stock as management determines advisable. As a result of repurchases during fiscal years 2000, 1999, 1998 and 1997 by CXP of its common stock from the public, and certain purchases of CXP common stock by Centex from the public, Centex now owns approximately 64.4% of the outstanding shares of CXP Common Stock at March 31, 2000.

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

INDUSTRY SEGMENT INFORMATION

         The following table presents revenues and earnings before interest and income taxes contributed by each of the Company's industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note E of the Notes to the Consolidated Financial Statements of CXP on pages 26 and 27 of CXP's Annual Report to Stockholders for the fiscal year ended March 31, 2000 (the "2000 CXP Annual Report").


                                                        FOR THE FISCAL YEARS ENDED MARCH 31,
                                           ----------------------------------------------------------

                                            2000        1999          1998         1997         1996
                                           ------       ------       ------       ------       ------
                                                                  (In Millions)
Contribution to Revenues:
         Cement                            $159.0       $152.4       $140.4       $133.3       $125.7
         Gypsum Wallboard                   209.3        141.6        118.7         72.2         58.3
         Concrete and Aggregates             55.5         46.9         42.0         36.8         39.9
         Other, net                           1.2          1.7          1.9          1.8          2.8
                                           ------       ------       ------       ------       ------
                                            425.0        342.6        303.0        244.1        226.7
         Less Intersegment Sales             (6.3)        (6.5)        (5.7)        (4.7)        (4.1)
                                           ------       ------       ------       ------       ------

            Total Net Revenues             $418.7       $336.1       $297.3       $239.4       $222.6
                                           ======       ======       ======       ======       ======

Contribution to Operating
      Earnings:
         Cement                            $ 53.0       $ 56.8       $ 48.1       $ 39.8       $ 35.3
         Gypsum Wallboard                   107.6         56.6         35.8         20.5         11.9
         Concrete and Aggregates              9.3          7.4          4.5          4.8          5.6
         Other, net                           1.2          1.7          1.9          1.8          2.8
                                           ------       ------       ------       ------       ------
                                            171.1        122.5         90.3         66.9         55.6
         Corporate Overhead                  (4.7)        (4.4)        (3.8)        (3.9)        (2.5)
                                           ------       ------       ------       ------       ------

            Total Earnings Before
            Interest and Income Taxes      $166.4       $118.1       $ 86.5       $ 63.0       $ 53.1
                                           ======       ======       ======       ======       ======

         Revenues for the past three years from each of the Company's industry segments, expressed as a percentage of total consolidated net revenues, were as follows:


                                             Percentage of Total
                                          Consolidated Net Revenues
                                        -----------------------------
Segment:                                2000        1999         1998
                                        -----       -----       -----
Cement                                   36.6%       43.5%       45.4%
Gypsum Wallboard                         50.0        42.1        39.9
Concrete and Aggregates:
    Readymix Concrete                     9.8        10.5        10.7
    Aggregates                            3.3         3.4         3.3
                                        -----       -----       -----
                                         13.1        13.9        14.0
Other, net                                0.3         0.5         0.7
                                        -----       -----       -----
   Total Consolidated Net Revenues      100.0%      100.0%      100.0%
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


                           Rated Annual                                                                           Estimated
                             Clinker                                                                              Minimum
                             Capacity                                   Number                                    Limestone
                            (Thousand         Manufacturing               of                       Dedication     Reserves
Location                   short tons)(1)        Process                 Kilns                        Date         (Years)
--------                   ---------------- ------------------         ---------                 --------------    -------
Buda, Texas (2)                1,200        Dry - 4 Stage                   1                        1978             60
                                              Preheater
                                            Flash Calciner                                           1983
LaSalle, Illinois (2)            620        Dry - 4 Stage                   1                        1974             40
                                              Preheater
Laramie, Wyoming                 600        Dry - 2 Stage                   1                        1988             30
                                              Preheater
                                            Dry - Long Dry                  1                        1996
                                                 Kiln
Fernley, Nevada                  500        Dry - Long Dry                  1                        1964             15
                                                 Kiln
                                            Dry - 1 Stage                   1                        1969
                                              Preheater
                             ------

         Total - Gross(3)     2,920
                             ======
               - Net  (3)     2,010
                             ======

--------------------


(1)      One short ton equals 2,000 pounds.

(2) The amounts shown represent 100% of plant capacity and production. These plants are owned by separate joint ventures, in each of which the Company has a 50% interest.

(3) Generally, a plant's cement grinding production capacity is greater than its clinker production capacity.

         The Company's net cement production, excluding the joint venture partners' 50% interest in the Buda and LaSalle plants, totaled 2.07 million tons in fiscal 2000 and 2.05 million tons in fiscal 1999. Total net cement sales were
2.30 million tons in fiscal 2000 and 2.22 million tons in fiscal 1999 as all plants sold all of the product they produced. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins. During the past two years, the Company purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. As a result of high downtime coupled with the kiln renovation at the Laramie plant, the Company had to purchase additional cement to replace lost manufactured cement sales. In fiscal 2000,

12.2% of the cement sold by the Company was acquired from outside sources, compared to 6.9% in fiscal 1999. During the second quarter of FY 2000 the Company completed a capital project that expanded the annual clinker capacity of the LaSalle, Illinois plant by approximately 85,000 tons and added a new finish mill.

         Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through the mining and extraction operations conducted at quarries owned or leased by the Company (including its joint ventures) and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it (or its joint ventures) will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Company's Nevada plant, at least 15 years. The Company expects that additional limestone reserves for its Nevada plant will be available when needed on an economically feasible basis, although such reserves may be more distant and more expensive to transport than the Company's existing reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, that are either obtained from Company-owned or leased reserves or are purchased from outside suppliers.

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

         Sales and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the "PCA"), the industry's primary trade organization, the three construction sectors that are the major components of cement consumption are (i) public works construction, including public buildings, (ii) commercial and industrial construction and (iii) residential construction, which comprised 52%, 20% and 28%, respectively, of U.S. cement consumption in 1998, the most recent period for which such data is available. Public works construction was favorably impacted when the U.S. Congress passed legislation in 1998 known as the Transportation Equity Act for the 21st Century. This legislation authorized $218 billion in federal expenditures on highways, bridges and mass transit projects over the next six years. This represents a 44% increase over the previous six-year period, which ended in 1997. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy and can exhibit substantial variations across the country as a result of the differing structures of the regional economies. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remaining part of the year. While the impact on the Company of construction cycles in individual regions may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company's cement segment sales and earnings follow a similar cyclical pattern.

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
         Buda, Texas                Texas and western Louisiana        Corpus Christi, TX
                                                                       Houston, TX
                                                                       Orange, TX
                                                                       Roanoke (Fort Worth), TX
                                                                       Waco, TX

         LaSalle, Illinois          Illinois and southern Wisconsin    Hartland, WI


         Laramie, Wyoming           Wyoming, Utah, northern            Rock Springs, WY
                                    Colorado, western Nebraska         Salt Lake City, UT
                                    and eastern Nevada                 Denver, CO
                                                                       North Platte, NE

         Fernley, Nevada            Nevada (except Las Vegas) and      Sacramento, CA
                                    northern California

         Cement is distributed directly to customers principally by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for as much as 10% of the Company's cement sales during fiscal 2000.

         Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects.

         Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Despite the price inelasticity with overall cement demand, competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. The U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. Because of cement's low value-to-weight ratio, the relative cost of transporting cement is high and limits the geographic area in which each company can market its products economically. No one cement company has a distribution of plants extensive enough to serve all geographic areas. The number of principal competitors of the Company's Texas, Illinois, Wyoming and Nevada plants are six, six, four and six, respectively, operating in these regional areas.

         The United States cement industry comprises approximately 44 companies which own 107 gray cement plants with approximately 86 million tons of clinker manufacturing capacity (approximately 90 million tons of cement manufacturing capacity, assuming a 105% conversion ratio). The PCA estimates that U.S. portland cement demand totaled approximately 116 million tons in calendar 1999, with approximately 28% of such demand being satisfied by imported cement. Continued strength in all three construction sectors in calendar 1999 resulted in the sixth consecutive year of record setting cement consumption in the U.S. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 98% of its aggregate manufacturing capacity during calendar 1999. The PCA reports that, as of October 1999, approximately 26 plant modernization and expansion projects, including six new cement plants, have been announced or are underway. These projects, if completed, could add almost 22 million tons of new domestic cement manufacturing capacity and increase existing capacity by 24%. The announced expansions represent a significant change for the industry, but market forces and other factors may interfere with producers' plans. The Company does not anticipate that all of the industry's announced expansions will actually be constructed and because of the long lead times associated with adding additional capacity, any increased production capability is expected to be gradual over the next several years. The PCA has predicted U.S. cement use will grow to 128 million tons by

2004, compared with an estimated 116 million tons of cement consumption in calendar 1999. The Company, however, can offer no guarantee regarding this predicted increase in near-term demand. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period. Even if all announced expansions are completed, a capacity deficit of approximately 16 million tons would still exist in 2004 if the PCA consumption projections are valid.

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

         Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade ("GATT") and the GATT Antidumping Code were superseded on January 1, 1995, by a new GATT that will be administered by the World Trade Organization. The antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force. As a result of legislation passed by the U.S. Congress in 1994, Commerce and the ITC began conducting "sunset" reviews in 1999 of the antidumping orders and suspension agreements to determine whether they should be revoked or remain in effect for another five years. Results of the 1999 review is expected later in calendar 2000.

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

         U.S. imports of foreign cement began to increase in the mid-1990's as the use of cement in the U.S. began to recover. The PCA has estimated that imports represented approximately 28% of cement used in the U.S. during 1999 as compared with approximately 23% in 1998 and 18% in 1997. Unlike the imports during the 1980's, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. During most of the recent period of strong demand, the prices of cement imports rose. The increase was attributable, at least in part, to the influence of the outstanding antidumping orders and suspension agreements. While the average cost of imported cement rose during 1999, the cost of cement imports from some countries, particularly those from Southeast Asia, are less. Moreover, independently owned cement operators could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders, such as those in Asia, which could compete with domestic producers, as has happened in the Company's Houston, Texas market. The introduction of low-priced imported cement from such sources usually results in a decrease in the Company's result of operations.

         Capital Expenditures. Capital expenditures during fiscal 2000 amounted to $10.3 million for the Company's cement segment compared with $7.5 million and $3.5 million in fiscal 1999 and 1998, respectively. Capital outlays in fiscal 2001 have been budgeted at approximately $6.6 million. Approximately 27% of the budgeted fiscal 2001 total is related to compliance with environmental regulations.

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

         In April 1992, one of the Company's subsidiaries, Nevada Cement Company ("NCC"), was identified as a potentially responsible party under CERCLA by the U.S. EPA at the North American Environmental, Inc. storage facility in Clearfield, Utah ("North American Environmental Site") because of allegations that NCC arranged for the disposal of hazardous substances at that site. The Company has records indicating that all of the hazardous substances originating from NCC that were temporarily stored at the North American Environmental Site were removed from the storage facility and destroyed in accordance with applicable laws. The Company is aware of no current estimates of the total remediation costs or the total volume of waste associated with this site. The U.S. EPA has identified the NCC cement plant site in Fernley, Nevada, as a potential hazardous waste site and entered it into the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database in January 1992. U.S. EPA performed an assessment in 1992 under CERCLA at the NCC plant because of concerns over an unlined disposal pond and a citizen complaint about disposal of wastes. NCC cleaned up the contaminated soil in the vicinity of this pond under the jurisdiction of the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection at an immaterial cost to NCC. There can be no assurance that the Company will not incur material liability in connection with the North American Environmental Site or the contamination concerns at the Fernley, Nevada plant site.

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

         The Federal Water Pollution Control Act, commonly known as the Clean Water Act ("Clean Water Act"), provides comprehensive federal regulation of all sources of water pollution. All applicable facilities currently have National Pollutant Discharge Elimination System ("NPDES") stormwater permits.

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

GYPSUM WALLBOARD OPERATIONS

         Company Operations. The Company owns and operates three gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico and one located in Gypsum (near Vail), Colorado. The Company mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and institutional construction. These panel products provide aesthetic as well as sound-dampening and fire-retarding value.

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

         The following table sets forth certain information regarding these plants:

                                                        Rated Annual Gypsum        Estimated Minimum
                                                         Wallboard Capacity           Gypsum Rock
                  Location                                   (MMSF)(1)             Reserves (years)(2)
                  --------                              -------------------       --------------------
                  Albuquerque, New Mexico                         390                        80(3)
                  Bernalillo, New Mexico                          470                        80(3)
                  Gypsum, Colorado                                630                        35
                                                               ------
                           Total                                1,490
                                                               ======

---------
(1) Million Square Feet ("MMSF")
(2) Proven reserves only. See Raw Materials and Fuel Supplies section for additional reserves.
(3) The same reserves serve both New Mexico plants.

         The Company's net gypsum wallboard production totaled 1,375 MMSF in fiscal 2000 and 1,151 MMSF in fiscal 1999. Total gypsum wallboard sales were 1,363 MMSF in fiscal 2000 and 1,155 MMSF in fiscal 1999.

         During the third quarter of fiscal 1999, the Company completed a major capital project to modernize, upgrade and expand its Albuquerque, New Mexico plant that increased the plant's annual productive capacity by 60 MMSF, allowed for the production of 54" gypsum wallboard and significantly reduced fuel cost. The Company also completed a major capital project early in fiscal 2000 to expand the annual productive capacity of the Gypsum, Colorado plant by approximately 60% or 240 MMSF.

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

         Paper used in manufacturing gypsum wallboard is purchased by the Company from third-party suppliers. Approximately 90% of the Company's paper requirements are under two "evergreen" paper contracts, with both contracts having a twelve month notice provision for termination. The remainder of the Company's paper requirements are purchased on the open market from various suppliers. The Company does not believe that the loss of a supplier would have a material, adverse effect on its business.

         The Company's gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. Substantially all of the Company's natural gas requirements for its gypsum wallboard plants are currently provided by two gas producers under gas supply agreements expiring in May 2000 for both the New Mexico and Colorado plants. If the agreements are not renewed, the Company expects to be able to obtain its gas supplies from other local gas producers at competitive prices. Electrical power is supplied to the Company's New Mexico plants at standard industrial rates by a local utility. The Company's Albuquerque plant adopted an interruptible power supply agreement which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado plant is supplied by the cogeneration power facility that was acquired along with the gypsum wallboard plant in February 1997. Currently, the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties.

         Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other activities such as exports and temporary construction, which the Company estimates accounted for approximately 42%, 37%, 15% and 6%, respectively, of calendar 1999 industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential and commercial construction activity, have partially mitigated the impact of fluctuations in overall levels of new construction.

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

         The size of the total residential repair and remodel market grew to an estimated record $125 billion in 1998, up from $46 billion in 1980. Although data on commercial repair and remodel activity are not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefitted from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

         The Company sells gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 11% of the Company's total gypsum wallboard sales during fiscal 2000. However, the Company does not believe that the loss of that customer would have a material adverse affect on the Company and its subsidiaries taken as a whole.

         During fiscal 2000, the principal states in which the Company had gypsum wallboard sales were Colorado, Texas, Florida, New Mexico, and Illinois. Prior to fiscal 1992, most of the Company's gypsum wallboard sales were made in the western United States, with significant sales in California. However, due to the sharp decline in construction activity in California during the early 1990's, the Company has focused the distribution of its gypsum wallboard in various other areas of the country.

         Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to take advantage of these other regional increases in demand. The Company owns or leases 168 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois. The Company's rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2000, approximately 25% of the Company's sales volume of gypsum wallboard was transported by rail.

         Competition. There are eleven manufacturers of gypsum wallboard operating a total of 82 plants. The Company estimates that the three largest producers - USG Corporation, National Gypsum Company and Georgia-Pacific Corporation - account for approximately 80% of gypsum wallboard sales in the United States. In 1996 and early 1997, the industry experienced some consolidation, the largest being Georgia-Pacific Corporation's purchase of the gypsum wallboard business of Domtar, Inc. In general, a number of the Company's competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated operations consisting of gypsum wallboard manufacturing plants, paper mills and distribution centers, which may provide them with certain cost advantages over the Company.

         Competition among gypsum wallboard producers is primarily on a regional basis, with local producers benefitting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

         Total United States gypsum wallboard production capacity is estimated currently at 31.6 billion square feet per year, a 9% rise from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 1999 gypsum wallboard shipments were approximately 28.8 billion square feet, resulting in industry capacity utilization of 100% until the fall of 1999 when new capacity came on line.

         During the past three years, a number of the Company's competitors in the gypsum wallboard industry commenced, or announced an intention to commence, capital expansion projects to construct new gypsum wallboard manufacturing facilities or to expand existing facilities. The completion of these projects, if all of them are actually started and carried through to completion, could increase domestic industry capacity over the next two years by up to 14%. However, some or all of this additional capacity could be absorbed if there is an increase in domestic demand (over the past 25 years demand for gypsum wallboard in the United States has increased at an average annual rate of 4%) and/or if less efficient plants are shut down. Late in fiscal 2000, the gypsum wallboard industry shifted from market allocations to an "over" supply situation. Consequently, pricing peaked in October 1999 and started to decline. If during the next two years there is no corresponding increase in domestic demand for gypsum wallboard and/or no corresponding shut down of inefficient or marginally efficient gypsum wallboard plants, gypsum wallboard prices will likely decline further, thus negatively impacting future results in the Company's Gypsum Wallboard group.

         Capital Expenditures. Capital expenditures during fiscal 2000 for the gypsum wallboard segment amounted to $10.8 million; $24.2 million in fiscal year 1999; and $7.9 million in fiscal year 1998. Capital outlays in fiscal 2001 have been budgeted at approximately $2.4 million with 35% of the expenditures related to compliance with environmental regulation. The majority of the fiscal 1999 expenditures ($22.3 million) were for the Albuquerque, New Mexico and Gypsum, Colorado plant upgrade projects.

         Environmental Matters. The gypsum wallboard industry is subject to environmental regulations similar to those governing the Company's cement operations. None of the Company's gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not, used asbestos in any of its gypsum wallboard products.

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

         The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:


                  Location                           Number of Plants           Number of Trucks
                  --------                           ----------------           ----------------

                  Northern California                        5                          41
                  Austin, Texas                              5                          73
                                                           ---                         ---
                           Total                            10                         114
                                                           ===                         ===

         The Company's production of readymix concrete reached a ten-year peak of 992,000 cubic yards in 1986. In response to decreased demand in the northern California and Austin areas, production declined to 430,000 cubic yards in fiscal 1990. Since that date, production has increased each successive year as market conditions continue to improve. The Company believes that it has the capacity to increase its concrete production from existing levels by adding to its fleet of trucks. The Company's net readymix concrete production was 788,000 cubic yards in fiscal 2000 and 706,000 cubic yards in fiscal 1999.

         The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:



                                                               Estimated Annual
                                                              Production Capacity        Estimated Minimum
Location                   Types of Aggregates                 (Thousand tons)(1)        Reserves (Years)
--------                   -------------------                --------------------      -------------------

Northern California        Sand and Gravel                            1,400                        100
Austin, Texas              Limestone                                  2,300(2)                      70
                                                                      -----
         Total                                                        3,700
                                                                      =====

---------
(1)  Based on single-shift operation.
(2)  Buda and Georgetown Quarries.

         The Company's total net aggregate sales were 3.4 million tons in fiscal 2000 and 2.9 million tons in fiscal 1999. Total aggregates production was 3.9 million tons in fiscal 2000 and 3.1 million tons in fiscal 1999. A portion of the Company's total aggregates production is used internally by the Company's readymix concrete operations.

         Raw Materials. The Company supplies 100% and 64% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 36% and 28%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

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

         The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company's aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for more than 10% of the Company's concrete or aggregates sales during fiscal 2000. The Company is attempting to secure a rail link from its principal aggregates deposit north of Sacramento, California to extended markets.

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

         Capital Expenditures. Capital expenditures during fiscal 2000 amounted to $6.9 million for the concrete and aggregates segment compared with $2.1 million and $2.0 million in fiscal 1999 and 1998, respectively. Capital outlays in fiscal 2001, have been budgeted at approximately $11.7 million. Approximately 2% of the budgeted fiscal 2001 total is related to compliance with environmental regulations.

         Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company's cement operations. None of the Company's concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

EMPLOYEES

         The Company and its subsidiaries had approximately 1,190 employees at March 31, 2000. Approximately 17% of the employees are represented by collective bargaining units. The number of employees of the Company is 13.

FORWARD-LOOKING STATEMENTS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference herein from the 2000 CXP Annual Report) and other sections of the 2000 CXP Annual Report and this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company's business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company's markets, competition, announced increases in capacity in the gypsum wallboard and cement industries, general economic conditions, and interest rates. Investors should take such risks and uncertainties into account when making investment decisions. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company's Western Aggregates, Inc. subsidiary ("WAI") has received notices of possible title claims of the United States and State of California relating to WAI's leasehold interest under a 99-year mineral lease on the aggregates in 10,000 acres of property north of Sacramento, California commonly known as the Yuba Goldfields. WAI is negotiating with the government authorities in an effort to resolve these title claims. The Company cannot predict the outcome of negotiations with the United States or the State of California. However, even if such negotiations are unsuccessful in resolving the adverse title claims to lands in the Yuba Goldfields, the Company believes that the portion of WAI's mineral lease which is not in dispute contains sufficient estimated reserves to meet WAI's current mining requirements for aggregates for a period of more than 100 years. Accordingly, the Company believes that, the title claims of the United States and the State of California to lands in the Yuba Goldfields will not have a material, adverse effect on the financial condition or the results of operations of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF CXP (SEE ITEM 10 OF PART III)

         The following is a listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers, except for Mr. House and Mr. Sells, have been employed by the Company and/or one or more subsidiaries of the Company for at least the past five years. All executive officers were elected by the Board of Directors of the Company on July 15, 1999, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified or appointed as the case may be. There is no family relationship between any of these officers.


        Name                         Age                        Positions with CXP
     ----------                     ------                   ---------------------------
Richard D. Jones, Jr.                54              President and Chief Executive Officer
                                                     (President since January 1998; Chief Executive
                                                     Officer since July 1999; Executive Vice President
                                                     from January 1990 through December 1997).

Arthur R. Zunker, Jr.                56              Senior Vice President - Finance and Treasurer
                                                     (Senior Vice President - Finance and Treasurer since
                                                     January 1994; Senior Vice President - Administration from
                                                     August 1984 to January 1994).

H. David House                       58              Executive Vice President - Gypsum
                                                     (Executive Vice President - Gypsum since January 1998;
                                                     President of American Gypsum Company since June 1997;
                                                     President of James Hardie Gypsum Division from August 1993 through May 1996).



        Name                        Age                       Positions with CXP
     ----------                   ------             ---------------------------------
Steven R. Rowley                    47               Executive Vice President - Cement
                                                     (Executive Vice President - Cement since January 1998;
                                                     Executive V.P. of Illinois Cement Company from June 1995
                                                     through December 1997; Plant Manager at Nevada Cement
                                                     Company from April 1991 through May 1995).

Robert A. Sells                     44               Executive Vice President - Concrete/Aggregates
                                                     (Executive Vice President - Concrete/Aggregates since
                                                     June 1999).


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (See Item 7 below.)

ITEM 6.  SELECTED FINANCIAL DATA

         (See Item 7 below.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the 2000 CXP Annual Report:



         Items    Caption in the 2000 CXP Annual Report                                          Pages
         -----    -------------------------------------                                          -----
           5      Stock Prices and Dividends                                                Inside Front Cover
           5      Indebtedness (Note C to Consolidated Financial Statements
                  of CXP)                                                                          24
           6      Summary of Selected Financial Data                                              40-41
           7      Short-term Borrowings and Long-term Debt (Note C to Consolidated
                  Financial Statements of CXP)                                                     24
           7      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           34-39


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for in this Item 8 is incorporated herein by reference to the 2000 CXP Annual Report as set forth in the index to consolidated financial statements and schedules on page 18 of this Report (see
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (See Item 11 below.)

ITEM 11.  EXECUTIVE COMPENSATION

         Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the page or pages indicated) in the Company's Proxy Statement dated June 21, 2000, for the Company's July 20, 2000 Annual Meeting of Stockholders (the "2000 CXP Proxy Statement"):


         Items             Caption in the 2000 CXP Proxy Statement                      Pages
         -----             ---------------------------------------                      -----
         10                Election of Directors                                         2-4

         10                Section 16(a) Compliance                                      16

         11                Executive Compensation                                        10-15

         12                Security Ownership of Management and
                           Certain Beneficial Owners                                     8-9

         13                Certain Transactions                                           16

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

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                               Reference
                                                                                                          ------------------
                                                                                                               2000 CXP

CENTEX CONSTRUCTION PRODUCTS, INC.                                                                        Annual Report Page
                                                                                                          ------------------

Report of Independent Public Accountants  ...........................................................              33
Statements of Consolidated Earnings for the years ended March 31, 2000, 1999 & 1998 .................              16
Consolidated Balance Sheets as of March 31, 2000 & 1999 .............................................              17
Statements of Consolidated Cash Flows for the years ended March 31, 2000, 1999 & 1998 ...............              18
Statements of Comprehensive Earnings for the years ended March 31, 2000, 1999 & 1998 ................              19
Statements of Consolidated Stockholders' Equity for the years ended March 31, 2000, 1999 & 1998 .....              20
Notes to Consolidated Financial Statements ..........................................................             21-32
Quarterly Results (Unaudited) .......................................................................              42


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




June 20, 2000                                                          /s/ RICHARD D. JONES, JR.
                                                              ----------------------------------------------
                                                                    Richard D. Jones, Jr., Director,
                                                                 President and Chief Executive Officer
                                                                     (principal executive officer)



June 20, 2000                                                         /s/ ARTHUR R. ZUNKER, JR.
                                                              ----------------------------------------------
                                                              Arthur R. Zunker, Jr., Senior Vice President -
                                                                          Finance and Treasurer
                                                               (principal financial and accounting officer)



June 20, 2000                                                            /s/ ROBERT L. CLARKE
                                                              ----------------------------------------------
                                                                        Robert L. Clarke, Director




June 20, 2000                                                            /s/ LAURENCE E. HIRSCH
                                                              ----------------------------------------------
                                                                       Laurence E. Hirsch, Chairman



June 20, 2000                                                             /s/ DAVID W. QUINN
                                                              ----------------------------------------------
                                                                          David W. Quinn, Director




June 20, 2000                                                             /s/ HAROLD K. WORK
                                                              ----------------------------------------------
                                                                        Harold K. Work, Director

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



10.4*             Amended and Restated Supplemental Executive Retirement Plan of
                  Centex Construction Products, Inc.(1)

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

13** Annual Report to Stockholders of the Company for fiscal year ended March 31, 2000 (the "Annual Report to Stockholders")

21*               Subsidiaries of the Company

23*               Consent of Independent Public Accountants

27*               Financial Data Schedule

---------
*   Filed herewith.

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