Form 10-Q
period 2000-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2000-08-09
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended

June 30, 2000
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

Yes      X      No

As of the close of business on August 4, 2000, 18,325,132 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries

Form 10-Q Table of Contents

June 30, 2000

Page

Part I. FINANCIAL INFORMATION (unaudited)

Item 1. Consolidated Financial Statements	1

Consolidated Statements of Earnings for the Three Months Ended June 30, 2000 and 1999	2

Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000	3

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2000 and 1999	4

Notes to Consolidated Financial Statements	5-7

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	7-10

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

Centex Construction Products, Inc. and Subsidiaries

Part I. Financial Information

Consolidated Financial Statements

Item 1.

The consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries (“CXP” or the “Company”), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	June 30,

	2000	1999

REVENUES

Cement	$42,802	$41,855

Gypsum Wallboard	43,940	43,567

Concrete and Aggregates	14,891	13,269

Other, net	472	205

Less: Intersegment Sales	(1,780)	(1,716)

	100,325	97,180

COSTS AND EXPENSES

Cement	28,507	28,499

Gypsum Wallboard	24,840	23,295

Concrete and Aggregates	12,662	10,909

Less: Intersegment Purchases	(1,780)	(1,716)

Corporate General & Administrative	1,182	1,058

Interest Income, net	(1,705)	(534)

	63,706	61,511

EARNINGS BEFORE INCOME TAXES	36,619	35,669

Income Taxes	13,329	12,912

NET EARNINGS AND COMPREHENSIVE INCOME	$23,290	$22,757

EARNINGS PER SHARE:

Basic	$1.25	$1.16

Diluted	$1.25	$1.16

AVERAGE SHARES OUTSTANDING:

Basic	18,573,096	19,584,870

Diluted	18,624,640	19,669,600

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)
(Unaudited)

	June 30,	March 31,
ASSETS	2000	2000

		(*)
Current Assets

Cash and Cash Equivalents	$129,879	$96,170

Accounts and Notes Receivable, net	53,156	54,459

Inventories	38,435	38,582

Total Current Assets	221,470	189,211

Property, Plant and Equipment	416,739	413,933

Less Accumulated Depreciation	(181,815)	(178,033)

Property, Plant & Equipment, net	234,924	235,900

Notes Receivable, net	343	367

Other Assets	12,705	12,661

	$469,442	$438,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$22,301	$22,348

Accrued Liabilities	48,156	49,112

Current Portion of Long-term Debt	80	80

Income Taxes Payable	12,679	1,447

Total Current Liabilities	83,216	72,987

Long-term Debt	320	320

Deferred Income Taxes	23,093	24,360

Stockholders’ Equity -

Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,576,832 and 18,571,732 Shares, respectively	186	186

Capital in Excess of Par Value	20,282	20,302

Accumulated Other Comprehensive Loss	(1,789)	(1,789)

Retained Earnings	344,134	321,773

Total Stockholders’ Equity	362,813	340,472

	$469,442	$438,139

*	From audited financial statements.

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)
(unaudited)

For the Three Months Ended	June 30,

	2000	1999

Cash Flows from Operating Activities

Net Earnings	$23,290	$22,757

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -

Depreciation, Depletion and Amortization	4,592	4,230

Deferred Income Tax Benefit	(1,267)	(1,478)

Decrease (Increase) in Accounts and Notes Receivable	1,327	(10,506)

Decrease in Inventories	147	179

(Decrease) Increase in Accounts Payable and Accrued Liabilities	(1,003)	4,138

Decrease (Increase) in Other, net	387	(5,041)

Increase in Income Taxes Payable	11,232	10,520

	38,705	24,799

Cash Flows from Investing Activities

Property, Plant and Equipment Additions, net	(4,047)	(9,438)

	(4,047)	(9,438)

Cash Flows from Financing Activities

Dividends Paid To Stockholders	(929)	(987)

Retirement of Common Stock	(346)	(11,276)

Proceeds from Stock Option Exercises	326	444

	(949)	(11,819)

Net Increase In Cash and

Cash Equivalents	33,709	3,542

Cash At Beginning of Period	96,170	49,646

Cash At End of Period	$129,879	$53,188

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2000

(Unaudited)

(A) A summary of changes in stockholders’ equity is presented below.

		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss	Total

Balance March 31, 1999	$197	$62,376	$217,347	$—	$279,920

Net Earnings	—	—	108,232	—	108,232

Stock Option Exercises	—	1,148	—	—	1,148

Dividends To Stockholders	—	—	(3,806)	—	(3,806)

Other Comprehensive Loss	—	—	—	(1,789)	(1,789)

Retirement of Common Stock	(11)	(43,222)	—	—	(43,233)

Balance March 31, 2000	186	20,302	321,773	(1,789)	340,472

Net Earnings	—	—	23,290	—	23,290

Stock Option Exercises	—	326	—	—	326

Dividends To Stockholders	—	—	(929)	—	(929)

Retirement of Common Stock	—	(346)	—	—	(346)

Balance June 30, 2000	$186	$20,282	$344,134	$(1,789)	$362,813

(B) Inventories:

      Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	June 30,	March 31,
	2000	2000

Raw Materials and Materials-in-Progress	$11,310	$13,248

Finished Cement	5,455	5,523

Aggregates	3,169	2,071

Gypsum Wallboard	2,269	1,913

Repair Parts and Supplies	15,436	15,323

Fuel and Coal	796	504

	$38,435	$38,582

Centex Construction Products, Inc.

(C) Earnings Per Share:

      The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share is computed using the average number of common shares outstanding in each of the three month periods ended June 30, 2000 and 1999. Diluted earnings per share for June 30, 2000 and 1999 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 642,000 shares at an average price of $35.83 for the three months ended June 30, 2000. All anti-dilutive options have expiration dates ranging from April 2008 to January 2010.

(D) Segment Information:

      The Company operates in three business segments: Cement, Gypsum Wallboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being the Company’s principal lines of business. These operations are conducted in the United States and include the mining and extraction of limestone; the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete); the mining and extraction of gypsum and the manufacture and sale of gypsum wallboard; the sale of ready-mix concrete; and the mining, extraction and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Intersegment sales are recorded at prices which approximate market prices. Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate general and administrative expense includes corporate overhead and other administrative expenses.

The following table sets forth certain business segment information:

	For the Three Months Ended
	June 30,

	2000	1999

	(Dollars in thousands)
Revenues (External Customers):

Cement	$41,155	$40,273

Gypsum Wallboard	43,940	43,567

Concrete and Aggregates	14,758	13,135

Other, net	472	205

	$100,325	$97,180

Intersegment Sales:

Cement	$1,647	$1,582

Concrete and Aggregates	133	134

	$1,780	$1,716

	For the Three Months Ended
	June 30,

	2000	1999

	(Dollars in thousands)
Operating Income:

Cement	$14,295	$13,356

Gypsum Wallboard	19,100	20,272

Concrete and Aggregates	2,229	2,360

Other, net	472	205

Total	36,096	36,193

Corporate General and Administrative	(1,182)	(1,058)

Interest Income, net	1,705	534

Earnings Before Income Taxes	$36,619	$35,669

Item 2. Management’s Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations

      Benefitting from increased sales volume in each of its business segments, Centex Construction Products, Inc. reported the highest first quarter financial results in its history for the quarter ended June 30, 2000. Revenues for the first quarter of fiscal 2001 were an all-time high of $100,325,000, a 3% increase over revenues of $97,180,000 for the same quarter last year. CXP’s net earnings for the quarter ended June 30, 2000 were a record high $23,290,000, a 2% increase over $22,757,000 for the same quarter last year. Diluted earnings per share for this year’s quarter of $1.25, also an all-time record high, increased 8% over $1.16 per share for the same quarter in fiscal 2000. Diluted earnings per share for the quarter increased more than net earnings due to fewer average shares outstanding in this year’s quarter.

      The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

			Gypsum
	Cement		Wallboard		Concrete		Aggregates
	(Ton)		(MSF)		(Cubic Yard)		(Ton)

Quarter Ended June 30,	2000	1999	2000	1999	2000	1999	2000	1999

Sales Volume (M)	625	594	343	300	210	195	905	764

Average Net Sales Price	$68.46	$70.41	$128.15	$145.32	$52.73	$51.33	$4.25	$4.28

Operating Margin (1)	$22.86	$22.47	$55.71	$67.62	$9.09	$8.06	$0.36	$1.03

(1)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

      Cement revenues for the quarter totaled $42,802,000, up 2% over the same quarter in the prior year. Operating earnings were $14,295,000, a 7% increase over $13,356,000 for the same quarter last year. Increased sales volume and slightly higher operating margins accounted for the quarterly operating earnings gain. Sales volume of 625,000 tons for the quarter was 5% above the prior year’s quarter. The sales volume gain resulted from higher sales volume at all plants, except the Nevada plant. Purchased cement sales volume for this year’s quarter was 44,500 tons, down 32% from last year’s quarter purchased cement sales. Demand continues to be strong in all of the Company’s cement markets and the Company expects fiscal 2001 to be another “sold out” year.

Average cement sales prices of $68.46 per ton was down 3% from $70.41 per ton for the same quarter last year. The sales price decline resulted from pricing pressures in the Texas market and a smaller percentage this year of higher net sales priced purchased cement sales to total sales. Cost of sales declined 5% to $45.60 per ton due to reduced production costs at the Wyoming plant along with the decline in purchased cement sales volume.

      Gypsum Wallboard revenues of $43,940,000 for the quarter increased 1% over last year’s same quarter revenues of $43,567,000. Operating earnings for the quarter were $19,100,000, down 6% from $20,272,000 for the same period last year. Lower operating margins partially offset by increased sales volume resulted in the quarterly decline. Sales volume of 343 million square feet (“MMSF”) for this year’s quarter was 14% greater than 300 MMSF sold during the prior year’s quarter. All of the Company’s gypsum wallboard plants operated at their capacity during the quarter. The average net sales price for the quarter declined to $128.15 per thousand board feet (“MSF”), 12% lower than $145.32 per MSF for the same quarter last year. New production capacity coming on-line has moved the demand/supply equation to an over supply situation that has resulted in significant downward pricing. Cost of sales for the quarter decreased 7% to $72.44 per MSF due to high plant utilization rates this quarter and costs associated with the Eagle plant expansion project start-up during last year’s quarter.

      Revenues from Concrete and Aggregates were $14,891,000 for the quarter this year, up 12% from $13,269,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $2,229,000, down 6% from $2,360,000 for the same quarter last year. The earnings decline resulted from a 65% decline in Aggregates operating margins. Concrete earnings increased 21% from last year’s comparable quarter mainly due to the combination of a 3% gain in net sales prices and a 8% increase in sales volume. Concrete sales volume for the quarter was 210,000 cubic yards, compared to 195,000 cubic yards for the same quarter last year. The gain was primarily attributable to strong sales at the Texas concrete operation. The Company’s average Concrete net sales price of $52.73 per cubic yard for the quarter was 3% higher than $51.33 for the same quarter a year ago. Aggregates operating earnings of $324,000 declined 59% from the prior year’s quarter due to lower operating margins being partially offset by increased sales volume. The Company’s Aggregates operation reported sales volume of 905,000 tons for the quarter, 19% above sales volume of 764,000 tons for the same quarter last year due to higher California sales volume and sales this year at the new Georgetown quarry. Aggregates net sales price of $4.25 per ton was slightly lower than $4.28 per ton for the same quarter last year due to product mix. Cost of sales increased 20% to $3.89 per ton due to major maintenance this year at both the California and Buda, Texas aggregates operations.

      Other Income of $472,000 for the quarter increased $267,000 from the prior year’s quarter mainly from higher operating earnings at the gypsum wallboard distribution center. Other income includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, trucking income, asset sales and other miscellaneous income and cost items.

      Net interest income of $1,705,000 was $1,171,000 above last year’s same quarter net interest income of $534,000 due to higher cash balances during this year’s quarter.

Stock Repurchase Program

      The Company’s Board of Directors previously approved the repurchase of up to 6,101,430 shares of the Company’s common stock. The Company repurchased from the public 12,600 shares during the quarter ended June 30, 2000 and 251,700 shares since June 30, 2000. Centex Corporation now owns approximately 65.3% of the outstanding shares of CXP common stock. There are approximately 743,300 shares remaining under the Company’s current repurchase authorization.

Financial Condition

      The Company has a $35 million unsecured revolving credit facility that expires on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt free balance sheet at June 30, 2000, CXP believes that its internally generated cash flow coupled with funds available under the credit facilities will enable CXP to provide adequately for its current operations and future internal growth.

      Working capital at June 30, 2000 was $138.3 million as compared to $116.2 million at March 31, 2000. The increase resulted mainly from a $33.7 million increase in cash partially offset by a $11.2 million increase in income taxes payable. Stock repurchases during the quarter amounted to $346,000. Capital spending of $4.0 million for this year’s quarter was down from prior year’s quarter as a result of expenditures in last year’s quarter relating to the completion of the Eagle gypsum wallboard plant and the Illinois cement plant expansion projects. Cash payments for income taxes totaled $3.1 million and $1.7 million in the first quarters of fiscal 2001 and 2000, respectively.

Outlook

      CXP believes that positive market fundamentals continue to sustain the high level of demand for its Cement, Concrete and Aggregates products, and the Company anticipates these products will be “sold out” in fiscal 2001. While Gypsum Wallboard demand remains strong, new production capacity has caused pricing to decline — a trend that is expected to continue throughout fiscal 2001. CXP is well-positioned to meet this and other near-term challenges and expects fiscal 2001 to be another strong year for the Company.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for fiscal years beginning after June 15, 2000 and will be adopted effective April 1, 2001. The standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on the Company’s results of operations, financial position or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into, if any, at the time the standard is implemented. The Company had no derivative instruments at June 30, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”). “Revenue Recognition in Financial Statements,” which is effective for the fourth quarter ending March 31, 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is evaluating the provisions of SAB 101 and does not expect the adoption to have a material effect on the financial position or results of operation of the Company.

Forward-Looking Statements

      Certain sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company’s business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company’s markets, competition, announced increases in capacity in the gypsum wallboard and cement industries, general economic conditions and interest rates. Investors should take such risks and uncertainties into account when making investment decisions. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 2000. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 — Financial Data Schedule

(b) Reports on Form 8-K

None

All other items required under Part II are omitted because they are not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC. Registrant

August 8, 2000	/s/ RICHARD D. JONES, JR.

Richard D. Jones, Jr.

President and Chief Executive Officer

(principal executive officer)

August 8, 2000	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.

Senior Vice President — Finance and Treasurer

(principal financial and

chief accounting officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

27	Financial Data Schedule