Form 10-Q
period 2000-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2000-11-13
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
September 30, 2000
or
[  ] TRANSITION REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _______

Commission File Number 1-12984

Centex Construction Products, Inc.

A Delaware Corporation

IRS Employer Identification No. 75-2520779
2728 N. Harwood
Dallas, Texas 75201
(214) 981-5000

Former address and telephone number:
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
Yes   X       No

As of the close of business on November 08, 2000, 18,325,432 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

September 30, 2000

		Page

Part I. FINANCIAL INFORMATION (unaudited)

Item 1.	Consolidated Financial Statements	1

	Consolidated Statements of Earnings for the Three Months Ended September 30, 2000 and 1999	2

	Consolidated Statements of Earnings for the Six Months Ended September 30, 2000 and 1999	3

	Consolidated Statements of Comprehensive Earnings for the Three Months and Six Months Ended September 30, 2000 and 1999	4

	Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000	5

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-14

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

Centex Construction Products, Inc. and Subsidiaries

Part I. Financial Information

Consolidated Financial Statements

Item 1.

The consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries (“CXP” or the “Company”), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	September 30,

REVENUES	2000	1999

Cement	$47,016	$47,210

Gypsum Wallboard	36,476	55,903

Concrete and Aggregates	17,405	16,011

Other, net	720	295

Less: Intersegment Sales	(1,845)	(1,577)

	99,772	117,842

COSTS AND EXPENSES

Cement	29,691	28,179

Gypsum Wallboard	24,896	25,526

Concrete and Aggregates	14,932	12,916

Less: Intersegment Purchases	(1,845)	(1,577)

Corporate General & Administrative	1,180	1,224

Interest Income, net	(2,024)	(714)

	66,830	65,554

EARNINGS BEFORE INCOME TAXES	32,942	52,288

Income Taxes	11,991	19,104

NET EARNINGS	$20,951	$33,184

EARNINGS PER SHARE:

Basic	$1.14	$1.72

Diluted	$1.14	$1.71

AVERAGE SHARES OUTSTANDING:

Basic	18,388,441	19,260,136

Diluted	18,447,593	19,367,734

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Six Months Ended	September 30,

REVENUES	2000	1999

Cement	$89,818	$89,065

Gypsum Wallboard	80,416	99,470

Concrete and Aggregates	32,296	29,279

Other, net	1,192	500

Less: Intersegment Sales	(3,625)	(3,293)

	200,097	215,021

COSTS AND EXPENSES

Cement	58,198	56,678

Gypsum Wallboard	49,736	48,821

Concrete and Aggregates	27,594	23,824

Less: Intersegment Purchases	(3,625)	(3,293)

Corporate General & Administrative	2,362	2,282

Interest Income, net	(3,729)	(1,248)

	130,536	127,064

EARNINGS BEFORE INCOME TAXES	69,561	87,957

Income Taxes	25,320	32,016

NET EARNINGS	$44,241	$55,941

EARNINGS PER SHARE:

Basic	$2.39	$2.88

Diluted	$2.39	$2.87

AVERAGE SHARES OUTSTANDING:

Basic	18,480,264	19,421,616

Diluted	18,535,612	19,517,780

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings
(dollars in thousands)
(unaudited)

	Three Months
	Ended September 30,

	2000	1999

NET EARNINGS	$20,951	$33,184

OTHER COMPREHENSIVE EARNINGS BEFORE TAX:

Unrealized gain on Investment in Securities	4,133	0

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	25,084	33,184

INCOME TAX RELATED TO OTHER ITEMS OF

COMPREHENSIVE EARNINGS	(1,446)	0

COMPREHENSIVE EARNINGS	$23,638	$33,184

	Six Months
	Ended September 30,

	2000	1999

NET EARNINGS	$44,241	$55,941

OTHER COMPREHENSIVE EARNINGS BEFORE TAX:

Unrealized gain on Investment in Securities	4,133	0

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	48,374	55,941

INCOME TAX RELATED TO OTHER ITEMS OF

COMPREHENSIVE EARNINGS	(1,446)	0

COMPREHENSIVE EARNINGS	$46,928	$55,941

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands)

	September 30,	March 31,
	2000	2000

ASSETS	(unaudited)	(*)
Current Assets -

Cash and Cash Equivalents	$146,910	$96,170

Accounts and Notes Receivable, net	51,639	54,459

Inventories	35,485	38,582

Total Current Assets	234,034	189,211

Property, Plant and Equipment -	417,898	413,933

Less Accumulated Depreciation	(185,636)	(178,033)

Property, Plant & Equipment, net	232,262	235,900

Notes Receivable, net	1,799	367

Other Assets	17,094	12,661

	$485,189	$438,139

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities -

Accounts Payable	$23,410	$22,348

Accrued Liabilities	47,446	49,112

Current Portion of Long-term Debt	80	80

Income Taxes Payable	8,426	1,447

Total Current Liabilities	79,362	72,987

Long-Term Debt	320	320

Deferred Income Taxes	25,819	24,360

Stockholders’ Equity -

Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,325,432 and 18,571,732 Shares, respectively	183	186

Capital in Excess of Par Value	14,438	20,302

Accumulated Other Comprehensive Earnings	898	(1,789)

Retained Earnings	364,169	321,773

Total Stockholders’ Equity	379,688	340,472

	$485,189	$438,139

      (*) From Audited Financial Statements.

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Six Months Ended	September 30,

	2000	1999

Cash Flows from Operating Activities

Net Earnings	$44,241	$55,941

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -

Depreciation, Depletion and Amortization	9,220	8,650

Deferred Income Tax Provision (Benefit)	13	(1,005)

Decrease (Increase) in Accounts and Notes Receivable	1,388	(12,486)

Decrease in Inventories	3,097	2,454

(Decrease) Increase in Accounts Payable and Accrued Liabilities	(605)	9,511

Decrease (Increase) in Other, net	367	(3,457)

Increase in Income Taxes Payable	6,979	548

Net Cash Provided by Operating Activities	64,700	60,156

Cash Flows from Investing Activities

Property, Plant and Equipment Additions, net	(6,236)	(14,141)

Net Cash Used in Investing Activities	(6,236)	(14,141)

Cash Flows from financing Activities

Dividends Paid to Stockholders’	(1,857)	(1,960)

Retirement of Common Stock	(6,198)	(24,415)

Proceeds from Stock Option Exercises	331	692

Net Cash Used in Financing Activities	(7,724)	(25,683)

Net Increase in Cash and Cash Equivalents	50,740	20,332

Cash at Beginning of Period	96,170	49,646

Cash at End of Period	$146,910	$69,978

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2000

(A) A summary of changes in stockholders’ equity is presented below.

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Earnings	Total

	(dollars in thousands)
Balance March 31, 1999	$197	$62,376	$217,347	$—	$279,920

Net earnings	—	—	108,232	—	108,232

Stock Option Exercises	—	1,148	—	—	1,148

Dividends To Stockholders’	—	—	(3,806)	—	(3,806)

Other Comprehensive Earnings	—	—	—	(1,789)	(1,789)

Retirement of Common Stock	(11)	(43,222)	—	—	(43,233)

Balance March 31, 2000	186	20,302	321,773	(1,789)	340,472

Net Earnings	—	—	44,241	—	44,241

Stock Option Exercises	—	331	—	—	331

Dividends To Stockholders’	—	—	(1,845)	—	(1,845)

Other Comprehensive Earnings				2,687	2,687

Retirement of Common Stock	(3)	(6,195)	—	—	(6,198)

Balance September 30, 2000	$183	$14,438	$364,169	$898	$379,688

(B) Inventories:

      Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	September 30,	March 31,
	2000	2000

	(dollars in thousands)
Raw Materials and Materials-in-Progress	$9,359	$13,248

Finished Cement	5,253	5,523

Aggregates	2,186	2,071

Gypsum Wallboard	3,106	1,913

Repair Parts and Supplies	14,907	15,323

Fuel and Coal	674	504

	$35,485	$38,582

(C) Earnings Per Share:

      The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share is computed using the average number of common shares outstanding in each of the three and six month periods ended September 30, 2000 and 1999. Diluted earnings per share for the periods ended September 30, 2000 and 1999 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 625,000 shares at an average price of $35.83 and 634,000 shares at an average price of $35.83 for the three months and six months ended September 30, 2000, respectively. All anti-dilutive options have expiration dates ranging from April 2008 to January 2010.

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

The following table sets forth certain business segment information:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

		(dollars in thousands)
Revenues (External Customers):

Cement	$45,339	$45,754	$86,493	$86,027

Gypsum Wallboard	36,476	55,903	80,416	99,470

Concrete and Aggregates	17,237	15,890	31,996	29,024

Other, net	720	295	1,192	500

	$99,772	$117,842	$200,097	$215,021

Intersegment Sales:

Cement	$1,678	$1,456	$3,325	$3,038

Concrete and Aggregates	167	121	300	255

	$1,845	$1,577	$3,625	$3,293

Operating Income:

Cement	$17,325	$19,031	$31,620	$32,387

Gypsum Wallboard	11,580	30,377	30,680	50,649

Concrete and Aggregates	2,473	3,095	4,702	5,455

Other, net	720	295	1,192	500

Total	32,098	52,798	68,194	88,991

Corporate General and Administrative	(1,180)	(1,224)	(2,362)	(2,282)

Interest Income, net	2,024	714	3,729	1,248

Earnings Before Income Taxes	$32,942	$52,288	$69,561	$87,957

(E) Comprehensive Earnings:

      Comprehensive earnings as presented in the accompanying Consolidated Statements of Comprehensive Earnings is defined as the total of net income and all other non-owner changes in equity. Securities that are classified as available-for-sale are stated at market value as determined by the most recently traded price at the balance sheet date. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Earnings.”

(F) Risk Factors:

      The majority of the Company’s business is seasonal with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period could adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company’s results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.

      A majority of the Company’s revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The Company’s operations are subject to and affected by federal, state and local laws and regulations including such matters as land usage, street and highway usage, noise level and health, safety and environmental matters. In may instances, various permits are required. Although management believes that the Company is in compliance with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements.

      Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of the Company’s business. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales volume improved in all product segments, but net earnings declined $12,233,000 for the quarter ended September 30, 2000 due to lower pricing, particularly in Gypsum Wallboard. Revenues for the second quarter of fiscal 2001 were $99,772,000, down 15% from revenues of $117,842,000 for the same quarter last year. CXP’s net earnings for the quarter ended September 30, 2000 were $20,951,000, a 37% decrease from $33,184,000 for the same quarter last year. Diluted earnings per share for this year’s second quarter of $1.14 decreased 33% from $1.71 per share for the same quarter in fiscal 2000.

      For the six months ended September 30, 2000, CXP’s net earnings decreased 21% to $44,241,000 or $2.39 per diluted share from $55,941,000 or $2.87 per diluted share for the same period a year ago. Revenues for the current six months declined 7% to $200,097,000 from $215,021,000 for the same period in the prior fiscal year. The earnings decline resulted from lower Cement and Gypsum Wallboard pricing and increased Aggregates cost of sales. Diluted earnings per share for the current quarter and six months decreased less than net earnings due to fewer average shares outstanding in the current periods versus the same periods a year ago. Prior to the quarter ended September 30, 2000, CXP recorded 25 consecutive quarters of increased current year quarter results over prior year’s quarter results.

      The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

			Gypsum
	Cement		Wallboard		Concrete		Aggregates
	(Ton)		(MSF)		(Cubic Yard)		(Ton)

Quarter Ended September 30,	2000	1999	2000	1999	2000	1999	2000	1999

Sales Volume (M)	689	675	363	353	238	230	1,129	923

Average Net Sales Price	$68.24	$69.94	$100.52	$158.36	$53.29	$52.31	$4.19	$4.31

Operating Margin(1)	$25.15	$28.19	$31.91	$86.05	$8.67	$8.83	$0.36	$1.15

			Gypsum
	Cement		Wallboard		Concrete		Aggregates
	(Ton)		(MSF)		(Cubic Yard)		(Ton)

Six Months Ended September 30,	2000	1999	2000	1999	2000	1999	2000	1999

Sales Volume (M)	1,314	1,269	706	653	447	425	2,034	1,687

Average Net Sales Price	$68.35	$70.16	$113.94	$152.32	$53.03	$51.86	$4.22	$4.30

Operating Margin(1)	$24.06	$25.51	$43.47	$77.56	$8.87	$8.48	$0.36	$1.10

(1)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

      Cement revenues for the current quarter totaled $47,016,000, down slightly from $47,210,000 million for the same quarter in the prior year. Operating earnings for the current quarter were $17,325,000, a 9% decrease from $19,031,000 for the same quarter last year. Increased sales volume offset by lower average sales prices and higher production costs accounted for the net quarterly operating earnings decline. Sales volume of 689,000 tons for the quarter was 2% above the prior year’s quarter. The sales volume gain resulted from increased sales in all markets, except Texas. Demand continues to be strong in all of the Company’s cement markets, and the Company expects fiscal 2001 to be another “sold out” year. Total U.S. cement shipments through July, 2000 were 4% ahead of shipments for the same period last year. Average cement sales prices declined to $68.24 per ton from $69.94 per ton for the same quarter last year due to pricing pressures in the Houston, Texas market. Cost of sales increased 3% to $43.09 per ton as a result of a shift this year in major plant maintenance between the first and second quarters.

      For the current six months, Cement revenues were $89,818,000 million, up 1% from $89,065,000 for the same period a year ago. Operating earnings from Cement for the six months ended September 30, 2000 were $31,620,000, down 2% from $32,387,000 for the similar period last year. The operating earnings decline resulted primarily from lower sales prices. Cement sales volume of 1,314,000 tons for the current six months was 4% greater than sales volume for the first six months of fiscal 2000, mainly due to increased sales volume in the mountain states market. Average net sales price of $68.35 per ton was down $1.81 per ton mostly as a result of lower pricing in the Houston, Texas market.

      Gypsum Wallboard revenues of $36,476,000 for the current quarter decreased 35% from last year’s same quarter revenues of $55,903,000. Operating earnings for the quarter were $11,580,000, down 62% from $30,377,000 for the same period last year. Increased sales volume and decreased cost of sales offset by lower net sales price resulted in the quarterly earnings decline. Sales volume of 363 million square feet (“MMSF”) for this year’s quarter was 3% greater than 353 MMSF sold during the prior year’s quarter. CXP’s gypsum wallboard plants operated at capacity during the current quarter. National wallboard consumption for the first nine months of calendar 2000 was down 3% from last year’s record pace. New wallboard capacity additions have raised industry production capacity to approximately 34.0 billion square feet, resulting in an industry utilization rate of 83%. The Company’s average net sales price for the second quarter of fiscal 2001 declined to $100.52 per thousand board feet (“MSF”), 37% below $158.36 per MSF for the same quarter last year.

      For the current six month period, Gypsum Wallboard revenues were $80,416,000, down 19% from $99,470,000 for the same period a year ago. Operating earnings from Gypsum Wallboard declined 39% to $30,680,000 for the first six months of this fiscal year from $50,649,000 for last year’s similar period. The operating earnings decline resulted from the combination of increased sales volume and decreased production unit costs more than offset by a 25% reduction in average net sales prices. Gypsum Wallboard sales volume for the current six months increased 8% to 706 MMSF due to increased production volume generated from last year’s Eagle plant expansion project. Average net sales price of $113.94 per MSF for the current six months was $38.38 per MSF less than the prior year’s net sales price. Cost of sales of $70.47 per MSF for the current six months was 6% below prior year’s period due to reduced overhead expenses and the start-up last year of the Eagle expansion project.

      Revenues from Concrete and Aggregates were $17,405,000 for the quarter, up 9% from $16,011,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $2,473,000, down 20% from $3,095,000 for the same quarter last year. The earnings decline is attributable to a 69% reduction in Aggregates operating margins. Concrete earnings of $2,061,000 increased 2% from last year’s comparable quarter mainly due to a 3.5% increase in sales volume. Concrete sales volume for the quarter was 238,000 cubic yards, compared to 230,000 cubic yards for the same quarter last year. The gain was primarily attributable to strong demand in the northern California market. The Company’s average Concrete net sales price of $53.29 per cubic yard for the quarter was 2% higher than $52.31 per cubic yard for the same quarter a year ago. Aggregates earnings of $412,000 for the current quarter declined 61% from the prior year’s quarter, as increased sales volume was more than offset by lower operating margins. The Company’s Aggregates operation reported sales volume of 1,129,000 tons for the quarter, 22% above sales volume of 923,000 tons for the same quarter last year. Most of the sales volume gain came from the Austin, Texas operation. A higher percentage this year of lower priced road aggregate sales to total sales resulted in Aggregates net sales price of $4.19 per ton, a 3% decrease from $4.31 per ton for the same quarter last year. Cost of sales for the current quarter increased $0.67 per ton to $3.83 per ton due to major repairs on quarry mobile equipment and major maintenance to one of the production plants.

      For the current six months, Concrete and Aggregates revenues were $32,296,000 this fiscal year, up 10% from $29,279, 000 for the same period last year. Operating earnings were $4,702,000 for the six months this year, a 14% decline from $5,455,000 for the same period last year. Concrete earnings of $3,966,000 for the current six months increased 10% due to increased sales volume and higher operating margins. Sales volume of 447,000 cubic yards for the first six months of fiscal 2000 were 5% above the prior year’s six month total due to increased demand in both concrete markets. Concrete net sales price of $53.03 per cubic yard was 2% above prior year’s six month net sales price. Aggregates operating earnings of $736,000 for the six months this year were 60% below $1,854,000 earnings for the same period last year. Increased sales volume offset by lower net sales prices and higher cost of sales resulted in the decline. Sales volume of 2,034,000 tons for the current six months improved 21% due to increased sales at both aggregates operations. Sales volume from the new Georgetown facility accounted for almost half of the increase. The average net sales price of $4.22 per ton for the current six months was 2% lower than the same period for the prior year due to product mix (a greater percentage this year of lower priced road aggregates to total sales). Cost of sales increased 21% to $3.86 per ton for the current six months due to increased maintenance and higher depreciation costs.

      Corporate general and administrative expenses increased $80,000 for the current six months due to the cost of additional corporate personnel.

      Net interest income of $2,024,000 and $3,729,000 for the current quarter and six months, respectively, was $1,310,000 and $2,481,000 above last year’s quarter and six months, respectively, due to higher cash balances during this year’s comparable periods.

Stock Repurchase Program

      The Company’s Board of Directors previously approved the repurchase of up to 6,101,430 shares of the Company’s common stock. The Company repurchased from the public 251,700 shares during the quarter ended September 30, 2000 and 264,300 shares since March 31, 2000. As a consequence of such stock repurchases, Centex Corporation now owns approximately 65.3% of the outstanding shares of CXP common stock. There are approximately 743,300 shares remaining under the Company’s current repurchase authorization.

Financial Condition

      The Company has a $35 million unsecured revolving credit facility that expires on March 31, 2001 to finance its working capital and capital expenditures requirements. Based on its financial condition and a virtually debt-free balance sheet at September 30, 2000, CXP believes that its internally generated cash flow coupled with funds available under the credit facility will enable CXP to provide adequately for its current operations and future internal growth.

      Working capital at September 30, 2000 was $154.7 million as compared to $116.2 million at March 31, 2000. The increase resulted mainly from a $50.7 million increase in cash partially offset by a $8.4 million increase in income taxes payable and a $5.9 million decrease in accounts receivable and inventories.

      Cash and cash equivalents increased $50.7 million from March 31, 2000 to $146.9 million at September 30, 2000. The net cash used in or provided by the operating, investing, and financing activities for the six months ended September 30, 2000 is summarized as follows.

	For the Six Months Ended
	September 30,

	2000	1999

	(dollars in thousands)
Net cash (used in) provided by:

Operating activities	$64,700	$60,156

Investing activities	(6,236)	(14,141)

Financing activities	(7,724)	(25,683)

Net increase in cash	$50,740	$20,332

      Cash provided by operating activities of $64.7 million for the current six months increased $4.5 million over last year’s six month period due to the combination of a $11.7 million reduction in net earnings, a $10.1 million decrease in accounts payables and accrued liabilities, a $13.9 million increase in receivables, and a $6.4 million increase in income taxes payable. Capital expenditures of $6.2 million for the six months ended September 30, 2000 declined from the prior year’s six month period as a result of expenditures last year relating to the completion of the Eagle gypsum wallboard and Illinois cement plant expansion projects. Cash used for financing activities for the current six months declined $18.0 million from last year’s six month period due to an $18.2 million decrease in the amount stock repurchased during this year’s six month period.

      Cash payments for income taxes totaled $18.3 million and $29.5 million for the first six months of fiscal 2001 and 2000, respectively.

Outlook

      CXP believes that positive market fundamentals continue to sustain the high level of demand for its Cement, Concrete and Aggregates products, and the Company anticipates these products will be “sold out” in Fiscal 2001. While Gypsum Wallboard demand remains strong, new production capacity has lowered industry utilization rates which has in turn resulted in a sharp decline in pricing — a trend that is expected to continue throughout fiscal 2001. Given the current and anticipated levels of pricing and demand, CXP expects to post lower earnings than a year ago for both the second half of fiscal 2001 and for the entire fiscal year.

Recent Developments

      On November 10, 2000 the Company purchased certain strategic assets formerly owned by Republic Group Incorporated (Republic). The purchase price was $392 million for the strategic assets (which included the assumption of $100 million of subordinated debt). In addition, the Company acquired, for $49 million, a secured note receivable which is expected to be retired within twelve months. Funding came from cash on hand and borrowings under a $325 million senior credit facility entered into during November 2000.

      The principal strategic assets acquired were: the 1.1 billion square foot gypsum wallboard plant located in Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; the recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; the 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations will be operated by CXP’s American Gypsum Company located in Albuquerque, New Mexico. The paper operations will be located in Lawton, Oklahoma and will focus primarily on the gypsum wallboard paper business. Assets not purchased include Republic’s Hutchinson, Kansas and Halltown, West Virginia paper mills.

      As required by the terms of the subordinated debt, the Company will soon commence a tender offer for the debt at a price of 101% of the par value of the debt plus accrued but unpaid interest. The Company anticipates that the tender offer will close in mid-December 2000.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The impact on the Company’s results of operations, financial position or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into, if any, as of April 1, 2001 the time when the Company must adopt this new standard. The Company had no derivative instruments at September 30, 2000.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      On July 20, 2000, CXP held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, Laurence E. Hirsch, Richard D. Jones, Jr., David W. Quinn, and Harold K. Work were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

	Number of Shares

Name	For	Withheld

Robert L. Clarke	17,489,554	169,981

Laurence E. Hirsch	17,489,554	169,981

Richard D. Jones, Jr.	17,489,737	169,798

David W. Quinn	17,489,454	170,081

Harold K. Work	17,497,754	161,781

      Additionally, the holders of the common stock approved the adoption of the Centex Construction Products, Inc. 2000 Stock Option Plan which provides for a maximum of 1,000,000 shares of Centex Construction Products common stock that may be issued pursuant to awards under the Centex Construction Products 2000 Stock Option Plan. Voting results are summarizes as follows:

13,952,316	Shares FOR

3,090,489	Shares AGAINST
2,910	Shares ABSTAINED

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Centex Construction Products, Inc. Amended and Restated Stock Option Plan (filed herewith)

27 Financial Data Schedule

(b) Reports on Form 8-K

None

All other items required under Part II are omitted because they are not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC. Registrant

November 13, 2000	/s/ RICHARD D. JONES, JR. Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

November 13, 2000	/s/ ARTHUR R. ZUNKER, JR. Arthur R. Zunker, Jr. Senior Vice President-Finance and Treasurer (principal financial and chief accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Centex Construction Products, Inc. Amended and Restated Stock Option Plan (filed herewith)

27	Financial Data Schedule