Form 10-Q
period 2000-12-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2001-02-13
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
December 31, 2000
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

Yes   X     No

As of the close of business on February 12, 2001, 18,330,532 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

December 31, 2000

		Page

Part I. FINANCIAL INFORMATION (unaudited)

Item 1.	Consolidated Financial Statements	1

	Consolidated Statements of Earnings for the Three Months Ended December 31, 2000 and 1999	2

	Consolidated Statements of Earnings for the Nine Months Ended December 31, 2000 and 1999	3

	Consolidated Statements of Comprehensive Earnings for the Three Months and Nine Months Ended December 31, 2000 and 1999	4

	Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999	6

	Notes to Unaudited Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-16

Part II. OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES		18

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

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	December 31,

REVENUES	2000	1999

Cement	$39,599	$38,982

Gypsum Wallboard	30,612	56,506

Paperboard	8,872	—

Concrete and Aggregates	14,359	14,017

Other, net	2,743	320

Less: Intersegment Sales	(5,775)	(1,455)

	90,410	108,370

COSTS AND EXPENSES

Cement	23,074	27,238

Gypsum Wallboard	30,004	24,892

Paperboard	9,057	—

Concrete and Aggregates	13,220	11,843

Less: Intersegment Purchases	(5,775)	(1,455)

Corporate General & Administrative	1,158	1,230

Interest Expense (Income), net	1,533	(1,123)

	72,271	62,625

EARNINGS BEFORE INCOME TAXES	18,139	45,745

Income Taxes	6,603	16,651

NET EARNINGS	$11,536	$29,094

EARNINGS PER SHARE:

Basic	$0.63	$1.53

Diluted	$0.63	$1.52

AVERAGE SHARES OUTSTANDING:

Basic	18,325,677	19,014,622

Diluted	18,386,906	19,093,019

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except per share data)
(unaudited)

For the Nine Months Ended	December 31,

REVENUES	2000	1999

Cement	$129,417	$128,047

Gypsum Wallboard	111,028	155,976

Paperboard	8,872	—

Concrete and Aggregates	46,655	43,296

Other, net	3,935	820

Less: Intersegment Sales	(9,400)	(4,748)

	290,507	323,391

COSTS AND EXPENSES

Cement	81,272	83,916

Gypsum Wallboard	79,740	73,713

Paperboard	9,057	—

Concrete and Aggregates	40,814	35,667

Less: Intersegment Purchases	(9,400)	(4,748)

Corporate General & Administrative	3,520	3,512

Interest Income, net	(2,196)	(2,371)

	202,807	189,689

EARNINGS BEFORE INCOME TAXES	87,700	133,702

Income Taxes	31,923	48,667

NET EARNINGS	$55,777	$85,035

EARNINGS PER SHARE:

Basic	$3.03	$4.41

Diluted	$3.02	$4.39

AVERAGE SHARES OUTSTANDING:

Basic	18,428,547	19,285,458

Diluted	18,485,855	19,375,700

CASH DIVIDENDS PER SHARE	$0.15	$0.15

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands)
(unaudited)

	Three Months
	Ended December 31,

	2000	1999

NET EARNINGS	$11,536	$29,094

OTHER COMPREHENSIVE EARNINGS BEFORE TAX:

Unrealized Gain on Investment in Securities	570	0

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	12,106	29,094

INCOME TAX RELATED TO OTHER ITEMS OF

COMPREHENSIVE EARNINGS	(200)	0

RECLASSIFICATION ADJUSTMENT, NET OF TAX	(1,268)	0

COMPREHENSIVE EARNINGS	$10,638	$29,094

	Nine Months
	Ended December 31,

	2000	1999

NET EARNINGS	$55,777	$85,035

OTHER COMPREHENSIVE EARNINGS BEFORE TAX:

Unrealized Gain on Investment in Securities	4,703	0

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	60,480	85,035

INCOME TAX RELATED TO OTHER ITEMS OF

COMPREHENSIVE EARNINGS	(1,646)	0

RECLASSIFICATION ADJUSTMENT, NET OF TAX	(1,268)	0

COMPREHENSIVE EARNINGS	$57,566	$85,035

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31,	March 31,
	2000	2000

ASSETS	(unaudited)	(*)

Current Assets -

Cash and Cash Equivalents	$11,755	$96,170

Accounts and Notes Receivable, net	98,911	54,459

Inventories	52,401	38,582

Total Current Assets	163,067	189,211

Property, Plant and Equipment -	788,409	413,933

Less Accumulated Depreciation	(191,117)	(178,033)

Property, Plant & Equipment, net	597,292	235,900

Notes Receivable, net	2,066	367

Goodwill	21,636	762

Other Assets	8,414	11,899

	$792,475	$438,139

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities -

Accounts Payable	$38,351	$22,348

Accrued Liabilities	51,420	49,112

Current Portion of Long-term Debt	80	80

Income Taxes Payable	3,143	1,447

Total Current Liabilities	92,994	72,987

Long-term Debt	272,928	400

Deferred Income Taxes	37,092	24,360

Stockholders’ Equity -

Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,328,432 and 18,571,732 Shares, respectively	183	186

Capital in Excess of Par Value	14,490	20,302

Accumulated Other Comprehensive Earnings	—	(1,789)

Retained Earnings	374,788	321,773

Total Stockholders’ Equity	389,461	340,472

	$792,475	$438,139

(*)	From Audited Financial Statements.

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)
(unaudited)

For the Nine Months Ended	December 31,

	2000	1999

Cash Flows from Operating Activities

Net Earnings	$55,777	$85,035

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect on Non-Cash Activity

Depreciation, Depletion and Amortization	15,310	13,928

Deferred Income Tax Provision (Benefit)	11,768	(577)

Decrease (Increase) in Accounts and Notes Receivable	15,324	(3,794)

Decrease (Increase ) in Inventories	802	(278)

(Decrease) Increase in Accounts Payable and Accrued Liabilities	(6,047)	8,488

Decrease (Increase) in Other, net	7,818	(3,014)

Increase in Income Taxes Payable	1,696	2,863

Net Cash Provided by Operating Activities	102,448	102,651

Cash Flows from Investing Activities

Acquisition of Net Assets	(442,200)	—

Property, Plant and Equipment Additions, net	(8,682)	(21,898)

Net Cash Used in Investing Activities	(450,882)	(21,898)

Cash Flows from Financing Activities

Additions to Long-term Debt	262,600	—

Assumption of Subordinated Debt	100,000	—

Payment of Subordinated Debt	(89,992)	—

Dividends Paid to Stockholders	(2,774)	(2,918)

Retirement of Common Stock	(6,198)	(31,234)

Proceeds from Stock Option Exercises	383	764

Net Cash Provided by (Used in) Financing Activities	264,019	(33,388)

Net (Decrease) Increase in Cash and Cash Equivalents	(84,415)	47,365

Cash at Beginning of Period	96,170	49,646

Cash at End of Period	$11,755	$97,011

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2000

(A) A summary of changes in stockholders’ equity is presented below.

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Earnings	Total

	(dollars in thousands)
Balance March 31, 1999	$197	$62,376	$217,347	$—	$279,920

Net Earnings	—	—	108,232	—	108,232

Stock Option Exercises	—	1,148	—	—	1,148

Dividends to Stockholders	—	—	(3,806)	—	(3,806)

Other Comprehensive Earnings	—	—	—	(1,789)	(1,789)

Retirement of Common Stock	(11)	(43,222)	—	—	(43,233)

Balance March 31, 2000	186	20,302	321,773	(1,789)	340,472

Net Earnings	—	—	55,777	—	55,777

Stock Option Exercises	—	383	—	—	383

Dividends to Stockholders	—	—	(2,762)	—	(2,762)

Other Comprehensive Earnings	—	—	—	1,789	1,789

Retirement of Common Stock	(3)	(6,195)	—	—	(6,198)

Balance December 31, 2000	$183	$14,490	$374,788	$-0-	$389,461

(B) Inventories:

      Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	December 31,	March 31,
	2000	2000

	(dollars in thousands)
Raw Materials and Materials-in-Progress	$13,347	$13,248

Finished Cement	5,189	5,523

Gypsum Wallboard	5,683	1,913

Paperboard	6,068	—

Aggregates	1,745	2,071

Repair Parts and Supplies	19,628	15,323

Fuel and Coal	741	504

	$52,401	$38,582

(C) Earnings Per Share:

      The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share is computed using the average number of common shares outstanding in each of the three and nine month periods ended December 31, 2000 and 1999. Diluted earnings per share for the periods ended December 31, 2000 and 1999 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 614,000 shares at an average price of $35.83 and 627,000 shares at an average price of $35.83 for the three months and nine months ended December 31, 2000, respectively. All anti-dilutive options have expiration dates ranging from April 2008 to January 2010.

(D) Segment Information:

      The Company operates in four business segments: Cement, Gypsum Wallboard, Paperboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being the Company’s principal lines of business. These operations are conducted in the United States and include the following: the mining and extraction of limestone; the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete); the mining and extraction of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of ready-mix concrete; and the mining, extraction and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Intersegment sales are recorded at prices which approximate market prices. Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate general and administrative expense includes corporate overhead and other administrative expenses.

The following table sets forth certain business segment information:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

	(dollars in thousands)
Revenues (External Customers):

Cement	$38,125	$37,650	$124,618	$123,677

Gypsum Wallboard	30,612	56,506	111,028	155,976

Paperboard	4,711	—	4,711	—

Concrete and Aggregates	14,219	13,894	46,215	42,918

Other, net	2,743	320	3,935	820

	$90,410	$108,370	$290,507	$323,391

Intersegment Sales:

Cement	$1,474	$1,332	$4,799	$4,370

Paperboard	4,161	—	4,161	—

Concrete and Aggregates	140	123	440	378

	$5,775	$1,455	$9,400	$4,748

Operating Income:

Cement	$16,525	$11,744	$48,145	$44,131

Gypsum Wallboard	608	31,614	31,288	82,263

Paperboard	(185)	—	(185)	—

Concrete and Aggregates	1,139	2,174	5,841	7,629

Other, net	2,743	320	3,935	820

Total	20,830	45,852	89,024	134,843

Corporate General and Administrative	(1,158)	(1,230)	(3,520)	(3,512)

Interest (Expense) Income, net	(1,533)	1,123	2,196	2,371

Earnings Before Income Taxes	$18,139	$45,745	$87,700	$133,702

Total assets by segment are as follows:

	December 31,	March 31,
	2000	2000

Cement	$142,090	$147,270

Gypsum Wallboard	314,421	159,780

Paperboard	281,628	—

Concrete and Aggregates	31,960	30,018

Corporate and Other	22,376	101,071

	$792,475	$438,139

      The increase in Gypsum Wallboard and Paperboard assets resulted primarily from the purchase of strategic assets on November 10, 2000 (see Note G). The decrease in Corporate and Other assets is due to utilization of cash on hand to fund the November 10, 2000 strategic assets purchase. Corporate and Other assets consist primarily of cash and cash equivalents, general office assets and miscellaneous Other assets.

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

      The Company’s operations are subject to and affected by federal, state and local laws and regulations including such matters as land usage, street and highway usage, noise level and health, safety and environmental matters. In many instances, various permits are required. Although management believes that the Company is in compliance with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements.

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

(G) Acquisitions:

      On November 10, 2000, the Company and a wholly owned subsidiary (together, the “Purchasers”) entered into a purchase agreement to acquire certain strategic assets summarized below (collectively, the “Strategic Assets”):

1. A 1.1 billion square foot gypsum wallboard plant located in Duke, Oklahoma;

2. A short line railroad and railcars linking the Duke plant to adjacent railroads;

3. A 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma;

4. A 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and

5. Three recycled paper fiber collection sites.

      Pursuant to the purchase agreement, the Purchasers paid aggregate consideration consisting of (1) $338,200,000 in cash, plus (2) the assumption by the subsidiary of $100,000,000 of 9.5% senior subordinated notes due 2008. In exchange for this consideration, the subsidiary acquired the assets described above and a $49,300,000 secured note receivable, which is expected to be retired within twelve months from the date of the acquisition.

      A summary of debt incurred in conjunction with the acquisition follows:

New Bank Borrowings	$188,200

Cash Received for Disposition of Investment Securities	(10,830)

Loan Costs	2,065

New Borrowings	179,435

Assumption of Subordinated Debt	100,000

Net Debt at Closing	$279,435

      The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The results of operations of the Strategic Assets since November 10, 2000 are included in the Company’s financial statements. The fair value of tangible assets purchased, goodwill (amortized over a 20-year period) and other intangible assets are as follows:

Cash consideration Paid -

CXP Cash	$150,000

Bank Borrowings	188,200

338,200

CXP Transaction Costs	4,000

Subordinated Debt Assumed	100,000

Total Consideration	442,200

Liabilities Assumed	24,358

466,558

Fair Value of Property, Plant, Equipment, Inventory, Receivables and Other Miscellaneous Assets	(445,560)

Goodwill and Other Intangible Assets	$20,998

      The unaudited proforma results for the nine months ended December 31, 2000 and December 31, 1999, assumes that the acquisition was completed on April 1, 1999:

	Nine Months Ended December 31,

	2000	1999

Revenues	$357,691	$412,062

Net Earnings	$43,430	$99,587

Net Earnings per Dilutive Share	$2.35	$5.14

      The proforma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense, goodwill amortization and interest expense on new bank borrowings and debt assumed. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at April 1, 1999 or of future results of operations of the consolidated entities.

(H) The following components are included in interest income/expense, net:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Interest Income	$1,811	$1,148	$5,649	$2,435

Interest (Expense)	(3,287)	(25)	(3,396)	(64)

Other Expenses	(57)	0	(57)	0

Interest (Expense) Income, net	($1,533)	$1,123	$2,196	$2,371

      Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the assumed subordinated debt and the new bank credit facility and commitment fees based on the unused portion of the new bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.

(I) Certain 1999 balances were reclassified to conform with the 2000 presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Although sales volume during the quarter was strong, earnings declined due to higher fuel and energy costs, lower Gypsum Wallboard pricing, and increased interest expense. Late in the third quarter, each of CXP’s segments began to experience seasonal slowdowns, more so this year due to a colder winter. Gypsum Wallboard experienced a greater challenge due to an industry oversupply situation, decreased demand, and falling sales prices. Revenues for the third quarter of fiscal 2001 were $90,410,000, down 17% from revenues of $108,370,000 for the same quarter last year. CXP’s net earnings for the quarter ended December 31, 2000 were $11,536,000, a 60% decrease from $29,094,000 for the same quarter last year. Diluted earnings per share for this year’s third quarter of $0.63 decreased 59% from $1.52 per share for the same quarter in fiscal 2000. On November 10, 2000 the Company completed its acquisition of the Strategic Assets, which included the assumption by a subsidiary of $100 million of subordinated debt.

      For the nine months ended December 31, 2000, CXP’s net earnings decreased 34% to $55,777,000 or $3.02 per diluted share from $85,035,000 or $4.39 per diluted share for the same period a year ago. Revenues for the current nine months declined 10% to $290,507,000 from $323,391,000 for the same period in the prior fiscal year. The earnings decline resulted from lower Cement and Gypsum Wallboard pricing and increased Aggregates cost of sales. Diluted earnings per share for the current quarter and nine months decreased less than net earnings due to fewer average shares outstanding in the current periods versus the same periods a year ago.

      The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

			Gypsum
	Cement		Wallboard		Concrete		Aggregates		Paperboard
	(Ton)		(MSF)		(Cubic Yard)		(Ton)		(Ton)

Quarter Ended December 31,	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999

Sales Volume (M)	587	568	392	341	175	186	1,160	964	24	—

Average Net Sales Price	$67.46	$68.72	$78.08	$165.53	$55.08	$52.89	$4.07	$4.31	$374.91	—

Operating Margin (1)	$28.15	$20.70	$1.55	$92.61	$4.54	$6.73	$0.30	$0.95	($7.84)	—

			Gypsum
	Cement		Wallboard		Concrete		Aggregates		Paperboard
	(Ton)		(MSF)		(Cubic Yard)		(Ton)		(Ton)

Nine Months Ended December 31,	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999

Sales Volume (M)	1,901	1,837	1,098	994	622	611	3,194	2,651	24	—

Average Net Sales Price	$68.07	$69.72	$101.13	$156.86	$53.60	$52.17	$4.16	$4.30	$374.91	—

Operating Margin (1)	$25.32	$24.03	$28.50	$82.73	$7.65	$7.94	$0.34	$1.05	($7.84)	—

(1)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

      Cement revenues for the current quarter totaled $39,599,000, up 2% from $38,982,000 million for the same quarter in the prior year. Operating earnings for the current quarter were $16,525,000, a 41% increase over $11,744,000 for the same quarter last year. Increased sales volume and lower production costs offset by a decline in average sales prices accounted for the quarterly operating earnings gain. Sales volume of 587,000 tons for the quarter was 3% above the prior year’s quarter. The sales volume gain resulted mostly from increased sales at the Laramie, Wyoming plant. Demand continues to be strong in all of the Company’s cement markets, and the Company expects fiscal 2001 to be another “sold out” year. Total U.S. cement shipments through October, 2000 were 4% ahead of shipments for the same period last year. Average cement sales prices declined to $67.46 per ton from $68.72 per ton for the same quarter last year due to pricing pressures in the Houston, Texas market. Cost of sales decreased 18% to $39.31 per ton as a result of a 53% reduction this year in manufacturing costs at the Laramie plant because a kiln was down 35 days last year for major renovations.

      For the current nine months, Cement revenues were $129,417,000 million, up 1% from $128,047,000 for the same period a year ago. Operating earnings from Cement for the nine months ended December 31, 2000 were $48,145,000, up 9% over $44,131,000 for the similar period last year. The operating earnings gain resulted primarily from reduced production cost and increased manufactured sales volume at the Laramie plant. Cement sales volume of 1,901,000 tons for the current nine months was 4% greater than sales volume for the first nine months of fiscal 2000, mainly due to increased Laramie plant sales volume. Average net sales price of $68.07 per ton was down 2% mostly as a result of lower pricing in the Houston, Texas market.

      Gypsum Wallboard revenues of $30,612,000 for the current quarter decreased 46% from last year’s same quarter revenues of $56,506,000. Operating earnings for the quarter were $608,000, down 98% from $31,614,000 for the same period last year. Increased sales volume offset by higher cost of sales and lower net sales price resulted in the quarterly earnings decline. Sales volume of 392 million square feet (“MMSF”) for this year’s quarter was 15% greater than 341 MMSF sold during the prior year’s quarter. All of the sales volume increase came from the recently acquired Duke, Oklahoma plant. U.S. wallboard consumption of 28.1 billion square feet for calendar 2000 was down over 3% from last year’s record level. New wallboard capacity additions continue to raise industry production capacity, resulting in an industry utilization rate in the low 80% range. The Company’s average net sales price for the third quarter of fiscal 2001 declined to $78.08 per thousand square feet (“MSF”), 53% below $165.53 per MSF for the same quarter last year. Cost of sales of $76.53 per MSF increased 5% over the prior year’s cost of sales due to higher fuel costs. Also, three of the Company’s four gypsum wallboard plants were idle during the last week of December 2000.

      For the current nine month period, Gypsum Wallboard revenues were $111,028,000, down 29% from $155,976,000 for the same period a year ago. Operating earnings from Gypsum Wallboard declined 62% to $31,288,000 for the first nine months of this fiscal year from $82,263,000 for last year’s similar period. The decrease in operating earnings resulted from the combination of increased sales volume and decreased production costs being more than offset by a 35% reduction in average net sales prices. Gypsum Wallboard sales volume for the current nine months increased 11% to 1,098 MMSF due to increased production at all of the Company’s existing plants plus volume from the recently acquired Duke, Oklahoma plant. Average net sales price of $101.13 per MSF for the current nine months was $55.73 per MSF less than the prior year’s net sales price. Cost of sales of $72.63 per MSF for the current nine months was 2% below the prior year’s period despite higher gas costs.

      Paperboard reported an operating loss of $185,000 for the third quarter. Earnings were adversely impacted by a large percentage of low-priced off grade paper sales volume to total sales. Paperboard sales volume of 23,665 tons for the quarter were low due to three of CXP’s four wallboard plants being down between Christmas and New Years along with curtailed production by a major paper customer. Average net sales price of $374.91 per ton was negatively impacted by the large percentage of low-priced off grade paper sales volume. Included in other income is $85,000 of recycle operating earnings from shipments of 32,315 tons of reclaimed paper.

      Revenues from Concrete and Aggregates were $14,359,000 for the quarter, up 2% from $14,017,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $1,139,000, down 48% from $2,174,000 for the same quarter last year. The earnings decline is attributable to reductions in both Concrete and Aggregates operating margins. Concrete operating earnings of $794,000 decreased 37% from last year’s comparable quarter mainly due to a 33% decline in operating margins. Concrete sales volume for the quarter was 175,000 cubic yards compared to 186,000 cubic yards for the same quarter last year. The decline was primarily attributable to reduced sales in the Texas market. The Company’s average Concrete net sales price of $55.08 per cubic yard for the quarter was 4% higher than $52.89 per cubic yard for the same quarter a year ago. Cost of sales increased 10% to $50.54 per cubic yard due to higher materials and delivery costs. Aggregates operating earnings of $345,000 for the current quarter declined 63% from the prior year’s quarter, as increased sales volume was more than offset by lower operating margins. The Company’s Aggregates operation reported sales volume of 1,160,000 tons for the quarter, 20% above sales volume of 964,000 tons for the same quarter last year. Most of the sales volume gain came from the Georgetown, Texas operation. A higher percentage this year of lower priced Georgetown road aggregate sales to total sales resulted in an Aggregates net sales price of $4.07 per ton, a 6% decrease from $4.31 per ton for the same quarter last year. Cost of sales for the current quarter increased $0.41 per ton or 12% to $3.77 per ton due to major quarry mobile equipment repairs and major plant maintenance.

      For the current nine months, Concrete and Aggregates revenues were $46,655,000, up 8% from $43,296,000 for the same period last year. Operating earnings were $5,841,000 for the nine months this year, a 23% decline from $7,629,000 for the same period last year. Concrete earnings of $4,760,000 for the current nine months decreased 2% due to increased sales volume being offset by lower operating margins. Sales volume of 622,000 cubic yards for the first nine months of fiscal 2001 were 2% above the prior year’s nine month total due to increased demand in the northern California market. Concrete net sales price of $53.60 per cubic yard was 3% above the prior year’s nine month net sales price. Aggregates operating earnings of $1,081,000 for the nine months this year were 61% below $2,773,000 earnings for the same period last year.

Increased sales volume offset by lower net sales prices and higher cost of sales resulted in the earnings decline. Sales volume of 3,194,000 tons for the current nine months improved 21% due to sales this year from the Georgetown facility. The average net sales price of $4.16 per ton for the current nine months was 3% lower than the same period for the prior year due to product mix (a greater percentage this year of lower-priced Georgetown road aggregates to total sales). Cost of sales increased 18% to $3.82 per ton for the current nine months due to increased maintenance and materials costs.

      Included in other income for this year’s third quarter is a gain of $1.9 million arising from the disposition of investment securities owned by the Company. Other income includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled waste paper income, trucking income, asset sales and other miscellaneous income and cost items.

      Net interest expense of $1,533,000 and interest income of $2,196,000 for the current quarter and nine months, respectively, compares to interest income of $1,123,000 and $2,371,000 for last year’s quarter and nine months, respectively. On November 10, 2000 the Company utilized $150 million of cash on hand and incurred $280 million of new debt to complete the acquisition of the Strategic Assets.

Stock Repurchase Program

      The Company’s Board of Directors previously approved the repurchase of up to 6,101,430 shares of the Company’s common stock. The Company repurchased from the public 264,300 shares since March 31, 2000. As a consequence of such stock repurchases, Centex Corporation now owns approximately 65.3% of the outstanding shares of CXP common stock. There are approximately 743,300 shares remaining under the Company’s current repurchase authorization.

Financial Condition

      On November 10, 2000 the Company’s $35 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325 million senior revolving credit facility. The principal balance amount of the new credit facility matures on November 10, 2003. At December 31, 2000, the Company had $262,600,000 outstanding under the new revolving credit facility. The borrowings under the new credit facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) LIBOR, plus an agreed margin (ranging from 100 to 175 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt or (ii) an alternate base rate which is the higher of (a) prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed range (from 0 to 75 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the new credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio, and minimum tangible net worth, and limitations on dividends and capital expenditures. Also, on November 10, 2000, a subsidiary of the Company assumed $100 million of 9.5% senior subordinated notes (the “Notes”) with a maturity date of July 15, 2008. Interest payments on the Notes are due on January 15 and July 15. The Notes are redeemable at the option of the subsidiary, in whole or in part, at any time after July 15, 2003. Upon the acquisition of the Strategic Assets on November 10, 2000, the subsidiary was required to commence a tender offer for the Notes at 101%. On December 20, 2000, $89,992,000 in principal amount of the Notes were tendered, leaving $10,008,000 outstanding. The Notes include financial and other covenants of the kind generally included in similar indebtedness.

      Based on its financial condition at December 31, 2000, CXP believes that its internally generated cash flow coupled with funds available under the new credit facility will enable CXP to provide adequately for its current operations and future growth.

      Working capital at December 31, 2000 was $70.1 million as compared to $116.2 million at March 31, 2000. The decline resulted mainly from a $84.4 million decrease in cash and a $18.3 million increase in accounts payable partially offset by a $58.2 million increase in accounts and notes receivable and inventories.

      Cash and cash equivalents decreased $84.4 million from March 31, 2000 to $11.8 million at December 31, 2000. The net cash used in or provided by the operating, investing, and financing activities for the nine months ended December 31, 2000 is summarized as follows.

	For the Nine Months Ended
	December 31,

	2000	1999

	(dollars in thousands)
Net Cash (Used In) Provided by:

Operating Activities	$102,448	$102,651

Investing Activities	(450,882)	(21,898)

Financing Activities	264,019	(33,388)

Net (Decrease) Increase in Cash	$(84,415)	$47,365

      Cash provided by operating activities of $102.4 million for the current nine months decreased $203,000 from last year’s nine month period due to the combination of a $29.3 million reduction in net earnings, a $10.9 million decrease in accounts payable and accrued liabilities, a $19.1 million decrease in receivables, a $13.3 million increase in deferred income taxes payable, and a $5.3 million decline in inventories and other assets. Cash used for investing activities increased by $429.0 million over last year’s nine month period due to the $442.2 million purchase this year of the Strategic Assets partially offset by a $13.2 million decline in capital expenditures. Capital expenditures of $8.7 million for the nine months ended December 31, 2000 declined from $21.9 million for the prior year’s nine month period as a result of the completion last year of the Eagle gypsum wallboard and Illinois cement plant expansion projects. Cash provided by financing activities for the current nine months increased $297.4 million from last year’s nine month period due to a $25.0 million decrease in the amount of stock repurchased during this year’s nine month period and a $272.6 increase in long-term debt to fund the acquisition of the Strategic Assets.

      Cash payments for income taxes totaled $15.8 million and $43.1 million for the first nine months of fiscal 2001 and 2000, respectively.

Outlook

      While demand for CXP’s products remains strong, Gypsum Wallboard prices have fallen dramatically, mainly as a result of new production capacity coming on stream. CXP’s earnings from Gypsum Wallboard, Cement, Paperboard and Aggregates have been negatively impacted by higher fuel and power costs. Although CXP implemented Gypsum Wallboard price increases totalling approximately 20% in late December 2000 and early January 2001, these price increases have significantly eroded. Cement price increases also have been announced in certain of CXP’s markets. Despite the cement price increases, CXP expects to report lower earnings for both its fourth quarter and fiscal 2001.

Purchase of Strategic Assets

      On November 10, 2000 the Company acquired selected strategic assets. The purchase price was $392 million (which included the assumption by a subsidiary of $100 million of subordinated debt plus accrued interest). In addition, the Company acquired a $49,300,000 secured note receivable which is expected to be retired within twelve months from the date of the acquisition. Funding came from cash on hand and borrowings under a new $325 million senior credit facility entered into during November 2000.

      The principal strategic assets acquired were: a 1.1 billion square foot gypsum wallboard plant located at Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations will be operated by CXP’s American Gypsum Company located in Albuquerque, New Mexico. The paper operations will be located in Lawton, Oklahoma and will focus primarily on the gypsum paper business.

      As required by the terms of the subordinated debt, upon the acquisition of the strategic assets, the Company commenced a tender offer for the subordinated debt at a price of 101% of the par value of the debt plus accrued but unpaid interest. On December 20, 2000, $89,992,000 in principal amount of the subordinated debt was tendered, leaving $10,008,000 outstanding. Payment was funded from the new senior revolving credit facility.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The impact on the Company’s results of operations, financial position or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into, if any, as of April 1, 2001 the time when the Company must adopt this new standard. The Company had no derivative instruments at December 31, 2000.

Forward-Looking Statements

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations, Outlook and other sections of this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company’s business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company’s markets, competition, announced increases in capacity in the gypsum wallboard, paperboard and cement industries, general economic conditions and interest rates. Investors should take such risks and uncertainties into account when making investment decisions. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 2000. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	2.1	Securities Purchase Agreement, entered into as of November 10, 2000 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 16, 2000 (File No. 1-12984), as amended by the Company’s current report on Form 8-K/A filed on January 22, 2001 (File No. 1-12984) and incorporated herein by reference).

	4.1	Credit Agreement dated as of November 10, 2000 (filed herewith). Upon request from the Securities and Exchange Commission, the registrant will furnish supplementally a copy of any omitted exhibit or schedule.

	4.2	First Amendment to Credit Agreement entered into as of December 20, 2000 (filed herewith).

(b)	Reports on Form 8-K

      On November 16, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K in connection with its acquisition of certain strategic assets. On January 22, 2001, the Company filed a Current Report on Form 8-K/A, which amended the original Form 8-K to include the audited financial statements of the businesses acquired and proforma financial information.

      All other items required under Part II are omitted because they are not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

February 12, 2001	/s/ RICHARD D. JONES, JR.

Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

February 12, 2001	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr. Senior Vice President-Finance and Treasurer (principal financial and chief accounting officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Securities Purchase Agreement, entered into as of November 10, 2000 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 16, 2000 (File No. 1-12984), as amended by the Company’s current report on Form 8-K/A filed on January 22, 2001 (File No. 1-12984) and incorporated herein by reference).

4.1	Credit Agreement dated as of November 10, 2000 (filed herewith). Upon request from the Securities and Exchange Commission the registrant will furnish supplementally a copy of any omitted exhibit or schedule.

4.2	First Amendment to Credit Agreement entered into as of December 20, 2000 (filed herewith).