Form 10-K405
period 2001-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2001-06-27
CIK 918646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2001

Commission File No. 1-12984

CENTEX CONSTRUCTION PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

75-2520779
(I.R.S. Employer Identification No.)

2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive offices)

(214) 981-5000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each
exchange on which
Title of each class	registered

Common Stock (par value $.01 per share)	New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. [X].

     The aggregate market value of the Centex Construction Products, Inc. common stock held by non-affiliates of the registrant on June 21, 2001 was approximately $196 million.

     Indicate the number of shares of the registrant’s classes of common stock (or other similar equity securities) outstanding as of the close of business on June 21, 2001:

Common Stock	18,342,832 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, and III, of this Report:

     (a)  2001 Annual Report to Stockholders of Centex Construction Products, Inc. for the fiscal year ended March 31, 2001.

     (b)  Proxy statement for the annual meeting of stockholders of Centex Construction Products, Inc. to be held on July 17, 2001.

PART I

ITEM 1. BUSINESS

General

     Centex Construction Products, Inc. (“CXP” or the “Company”) is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. Unless the context indicates to the contrary, the terms “CXP” and the “Company” as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company produces and sells cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly-owned subsidiary of Centex Corporation (“Centex”). On April 19, 1994, the Company completed an Initial Public Offering (“IPO”) of 51% of its common stock. As a result of the IPO, Centex’s ownership of the Company was reduced to 49%. The Company’s common stock (“CXP Common Stock”), began trading publicly on the New York Stock Exchange on April 19, 1994. As of June 21, 2001, 18,342,832 shares of CXP Common Stock were outstanding.

     As a result of repurchases by CXP of its common stock from the public since fiscal year 1997, and certain purchases of CXP common stock by Centex from the public, Centex owned approximately 65.2% of the outstanding shares of CXP Common Stock at March 31, 2001.

     CXP’s involvement in the construction products business dates to 1963, when it began construction of its first cement plant. Since that time, the Company’s operations have expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete, gypsum wallboard and recycled paperboard. The Company’s production facilities are located principally in the western half of the U.S. and in certain key southwestern states.

     On November 10, 2000 the Company acquired certain selected strategic assets (the “Strategic Assets Purchase”). The purchase price was $442.2 million (which included the assumption by a subsidiary of $100 million of subordinated debt plus accrued interest). The principal strategic assets acquired were: a gypsum wallboard plant with 1.1 billion square feet of capacity located at Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight recycled paperboard mill in Lawton, Oklahoma; a 50,000 ton-per-year recycled paperboard mill located in Commerce City, Colorado; and three recycled paper fiber collection sites. The gypsum wallboard operations are operated by CXP’s American Gypsum Company located in Albuquerque, New Mexico. The paperboard operations are located in Lawton, Oklahoma and will focus primarily on the gypsum paperboard business.

Industry Segment Information

     The following table presents revenues and earnings before interest and income taxes contributed by each of the Company’s industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note E of the Notes to the Consolidated Financial Statements of CXP on pages 29 and 30 of CXP’s Annual Report to Stockholders for the fiscal year ended March 31, 2001 (the “2001 CXP Annual Report”). The contribution from assets acquired in the Strategic Assets Purchase only include results from the date of acquisition.

	For The Fiscal Years Ended March 31,

	2001	2000	1999	1998	1997

	(dollars in millions)
Contribution to Revenues(1):

Cement	$178.8	$175.4	$168.5	$158.2	$152.6

Gypsum Wallboard	187.3	244.2	170.9	147.3	91.5

Paperboard	31.5	—	—	—	—

Concrete and Aggregates	61.1	55.9	47.3	42.6	36.9

Other, net	3.7	1.2	1.7	1.9	1.8

	462.4	467.8	388.4	350.0	282.8

Less Intersegment Sales	(21.3)	(6.3)	(6.5)	(5.7)	(4.7)

Total Net Revenues	$441.1	$470.5	$381.9	$344.3	$278.1

Contribution to Operating Earnings:

Cement	$59.6	$53.0	$56.8	$48.1	$39.8

Gypsum Wallboard	27.1	107.6	56.6	35.8	20.5

Paperboard	1.4	—	—	—	—

Concrete and Aggregates	7.5	9.3	7.4	4.5	4.8

Other, net	3.7	1.2	1.7	1.9	1.8

	99.3	171.1	122.5	90.3	66.9

Corporate Overhead	(4.7)	(4.7)	(4.4)	(3.8)	(3.9)

Total Earnings Before Interest and Income Taxes	$94.6	$166.4	$118.1	$86.5	$63.0

(1)	The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, during Fiscal Year 2001. As a result of this adoption, net revenues have been restated to include freight and delivery costs billed to customers. Previously such billings were offset against corresponding expenses in cost of sales.

     Revenues for the past three years from each of the Company’s industry segments, expressed as a percentage of total consolidated net revenues, were as follows:

	Percentage of Total
	Consolidated Net Revenues

	2001	2000	1999

Segment:

Cement	39.1%	36.0%	42.5%

Gypsum Wallboard	42.5%	51.9%	44.7%

Paperboard	3.9%	—	—

Concrete and Aggregates:

Readymix Concrete	9.8%	8.8%	9.3%

Aggregates	3.9%	3.0%	3.0%

	13.7%	11.8%	12.3%

Other, net	0.8%	0.3%	0.5%

Total Consolidated Net Revenues	100.0%	100.0%	100.0%

Cement Operations

     Company Operations. The Company’s cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership owned 50% by the Company and 50% by Lehigh Portland Cement Company, a subsidiary of Heidelberger Zement AG. The LaSalle, Illinois plant is owned by Illinois Cement Company, a joint venture owned 50% by CXP and 50% by RAAM Limited Partnership, a partnership controlled by members of the Pritzker family. The Company receives a management fee of $150,000 per year to manage the Illinois joint venture. The Company’s Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

     Cement is the basic binding agent for concrete, a primary construction material. The manufacture of portland cement primarily involves the extracting, crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to the consistency of face powder to produce finished cement. Clinker can be produced utilizing either of two basic methods, a “wet” or a “dry” process. In the wet process, the raw materials are mixed with water to take advantage of the greater ease in the handling and mixing of the raw materials. However, additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either preheater plants, in which hot air is recycled from the rotary kiln to preheat materials, or are precalciner plants, in which separate burners are added to accomplish a significant portion of the chemical reaction prior to the introduction of the raw materials into the kiln. As fuel is a major component in the cost of producing clinker, most modern cement plants, including all four of the plants operated by the Company, incorporate the more fuel efficient dry process technology. At present, approximately 80% of the Company’s net clinker capacity is from preheater or preheater/precalciner kilns, compared to approximately one-half of U.S. cement capacity manufactured from such kilns. The following table sets forth certain information regarding these plants:

	Rated Annual				Estimated
	Clinker				Minimum
	Capacity				Limestone
	(Thousand	Manufacturing	Number of	Dedication	Reserves
Location	short tons)(1)	Process	Kilns	Date	(Years)

Buda, Texas(2)	1,200	Dry — 4 Stage	1	1978	60

		Preheater

		Flash Calciner		1983

LaSalle, Illinois(2)	620	Dry — 4 Stage	1	1974	30

		Preheater

Laramie, Wyoming	650	Dry — 2 State	1	1988	30

		Preheater

		Dry — Long	1	1996

		Dry Kiln

Fernley, Nevada	500	Dry — Long	1	1964	15

		Dry Kiln

		Dry — 1 Stage	1	1969

		Preheater

Total — Gross(3)	2,970

Total — Net(3)(4)	2,060

(1)	One short ton equals 2,000 pounds.

(2)	The amounts shown represent 100% of plant capacity and production. Each of these plants is owned by a separate partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partners’ 50% interest.

     The Company’s net cement production, excluding the partners’ 50% interest in the Buda and LaSalle plants, totaled 2.25 million tons in fiscal 2001 and 2.07 million tons in fiscal 2000. Total net cement sales were 2.39 million tons in fiscal 2001 and 2.30 million tons in fiscal 2000 as all plants sold all of the product they produced. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant’s profitability, since incremental sales volumes tend to generate increasing profit margins. During the past two years, the Company purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2001, 6.6% of the cement sold by the Company was acquired from outside sources, compared to 12.2% in fiscal 2000.

     Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by the Company and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Company’s Nevada plant, at least 15 years. The Company expects that additional limestone reserves for its Nevada plant will be available when needed on an economically feasible basis, although such reserves may be more distant and more expensive to transport than the Company’s existing reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are either obtained from Company-owned or leased reserves or are purchased from outside suppliers.

     The Company’s cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. The Company has not used hazardous waste-derived fuels in its plants. The Company’s LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a partial fuel alternative. Electric power is also a major cost component in the manufacture of cement. The Company has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose the Company to some production interruptions during periods of power curtailment. Although power and natural gas costs have generally increased during the last half of fiscal 2001, because of the location of the Company’s cement plants, such increases are not expected to significantly impact cement manufacturing costs in fiscal 2002.

     Sales and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the “PCA”), the industry’s primary trade organization, the three construction sectors that are the major components of cement consumption are (i) public works construction, (ii) non-residential construction and (iii) residential construction, which comprised 48%, 30% and 22%, respectively, of U.S. cement consumption in 2000, the most recent period for which such data is available. Public works construction was favorably impacted when the U.S. Congress passed legislation in 1998 known as the Transportation Equity Act for the 21st Century. This legislation authorized $218 billion in federal expenditures on highways, bridges and mass transit projects over the next six years. This represents a 44% increase over the previous six-year period, which ended in 1997. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. While the impact on the Company of regional construction cycles may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company’s cement segment sales and earnings follow a similar cyclical pattern.

     The following table sets forth certain information regarding the geographic area served by each of the Company’s cement plants and the location of the Company’s distribution terminals in each area. The Company has a total of 11 cement storage and distribution terminals that are strategically located to extend the sales areas of its plants.

Plant Location	Principal Geographic Areas	Distribution Terminals

Buda, Texas	Texas and western Louisiana	Corpus Christi, Texas

Houston, Texas

Orange, Texas

Roanoke (Fort Worth), Texas

Waco, Texas

LaSalle, Illinois	Illinois and southern Wisconsin	Hartland, Wisconsin

Laramie, Wyoming	Wyoming, Utah, northern	Rock Springs, Wyoming

	Colorado, western Nebraska and	Salt Lake City, Utah

	eastern Nevada	Denver, Colorado

North Platte, Nebraska

Fernley, Nevada	Nevada (except Las Vegas) and	Sacramento, California

northern California

     Cement is distributed directly to customers principally by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for as much as 10% of the Company’s cement sales during fiscal 2001.

     Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects.

     Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. The U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement is high and limits the geographic area in which each company can market its products economically. No one cement company has a distribution of plants extensive enough to serve all geographic areas. The number of principal competitors of the Company’s Texas, Illinois, Wyoming and Nevada plants are six, six, four and six, respectively, operating in these regional areas.

     The United States cement industry comprises approximately 30 companies which own 109 gray cement plants with approximately 90 million metric tons of clinker manufacturing capacity (approximately 95 million metric tons of cement manufacturing capacity, assuming a 105% conversion ratio). The PCA estimates that U.S. portland cement demand totaled approximately 109 million metric tons in calendar 2000, with approximately 25% of such demand being satisfied by imported cement and clinker. Continued strength in all three construction sectors in calendar 2000 resulted in the seventh consecutive year of record setting cement consumption in the U.S. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 98% of its aggregate manufacturing capacity during calendar 2000. The PCA reports that, as of September 2000, approximately 24 plant modernization and expansion projects, including seven new cement plants, have been announced or are underway. These projects, if completed, could add almost 27 million metric tons of new domestic cement manufacturing capacity and increase existing capacity by 30%. The announced expansions represent a significant change for the industry, but market forces and other factors may interfere with producers’ plans. The Company does not anticipate that all of the industry’s announced expansions will actually be constructed, and, because of the long lead times associated with adding additional capacity, any increased production capability is expected to be gradual over the next several years. The PCA has predicted U.S. cement use will grow to 118 million metric tons by 2005, compared with an estimated 109 million metric tons of cement consumption in calendar 2000. The Company, however, cannot offer any assurances regarding any near-term increases in demand. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period. Even if all announced expansions are completed, a capacity deficit would still exist in 2005 if the PCA consumption projections are realized.

     Cement imports into the United States occur primarily to supplement domestic cement production during peak demand periods. Throughout most of the 1980’s, however, competition from low-priced imported cement in most coastal and border areas of the U.S. grew significantly, which included the markets served by the Company’s Fernley, Nevada and Buda, Texas plants. According to the PCA, the 1980’s was a period of relatively high cement imports. This high level of imports depressed cement prices during a period of strong U.S. cement demand. As a result of antidumping petitions filed by a group of domestic cement producers, significant antidumping duty cash deposit requirements have been imposed on cement imported from Mexico since 1990 and from Japan since 1991. The existing antidumping orders have contributed substantially to an improvement in the condition of the U.S. cement industry.

     In the case of imports from Mexico, margins to calculate cash deposit rates and the resulting antidumping duties are subject to annual review by the Department of Commerce and appeal to the U.S. Court of International Trade and the U.S. Court of Appeals or to binational dispute panels under the North American Free Trade Agreement (“NAFTA”).

     Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade (“GATT”) and the GATT Antidumping Code were superseded on January 1, 1995, by a new GATT that will be administered by the World Trade Organization. As a result of legislation passed by the U.S. Congress in 1994, the Department of Commerce and the ITC conducted “sunset” reviews during the last two years of the antidumping orders and determined they should remain in effect for another five years until 2005.

     NAFTA thus far has had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. The Company does not believe that NAFTA will have a material adverse effect on the foregoing antidumping duty cash deposit rates in the near future. A substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA or any other reason could adversely affect the Company’s results of operations.

     U.S. imports of foreign cement began to increase in the mid-1990’s as the use of cement in the U.S. began to recover. The PCA has estimated that imports represented approximately 25% of cement used in the U.S. during calendar 2000 as compared with approximately 28% in 1999 and 23% in 1998. Unlike the imports during the 1980’s, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. During most of the recent period of strong demand, the prices of cement imports rose. The increase was attributable, at least in part, to the influence of the outstanding antidumping orders. While the average cost of imported cement rose during calendar 2000, the cost of cement imports from some countries, particularly those from Southeast Asia, are less. Moreover, independently owned cement operators could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders, such as those in Asia, which could compete with domestic producers, as has happened in the Company’s Houston, Texas market. The introduction of low-priced imported cement from such sources could adversely affect the Company’s result of operations.

     Capital Expenditures. Capital expenditures during fiscal 2001 amounted to $6.2 million for the Company’s cement segment compared with $10.3 million and $7.5 million in fiscal 2000 and 1999, respectively. Capital outlays in fiscal 2002 have been budgeted at approximately $8.4 million. Approximately 8.2% of the budgeted fiscal 2002 total is related to compliance with environmental regulations.

     Environmental Matters. The cement manufacturing industry, including the operations of the Company, is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal, and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a “Superfund site” on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. None of the Company’s sites are listed as a “Superfund site.”

     The Company’s operations are also potentially affected by the Resource Conservation and Recovery Act (“RCRA”), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. The Company’s operations generate nonhazardous solid waste that may include cement kiln dust (“CKD”). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in the Company’s operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency (“U.S. EPA”). Nevertheless, such CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA has completed its review of CKD and has proposed regulations to govern the handling and disposal of CKD which will supersede the Bevill Amendment. The Bevill Amendment remains in effect until the final regulations are adopted.

     In the past, the Company collected and stored CKD on-site at its cement plants. The Company continues to store such CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. Currently, the Company recycles substantially all CKD related to present operations at all of its cement facilities. When the U.S. EPA removes the CKD exemption and adopts regulations with particular CKD management standards, the Company may be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

     Another issue of potential significance to the Company is global warming and the international accord on carbon dioxide stabilization/reduction. Carbon dioxide is a green house gas many scientists and others believe contributes to a warming of the Earth’s atmosphere. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure greenhouse gas stabilization and/or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S., and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The protocol was made available for signature by member countries starting in the spring of 1998. The protocol will require Senate ratification and enactment of implementing legislation before it becomes effective in the United States. Senate ratification of the protocol presently appears unlikely based on opposition to the protocol expressed by members of Congress and the current Presidential administration.

     The consequences of greenhouse gas reduction measures for cement producers are potentially significant because carbon dioxide is generated from the combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, carbon dioxide is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on the Company, if any, until governmental requirements are defined and/or the Company can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuel can be substituted.

     The Company’s cement kilns utilize coal, coke, natural gas, minimal amounts of self-generated waste oil, and scrap tires in the Illinois and Texas plants, as fuel.

     In April 1992, one of the Company’s subsidiaries, Nevada Cement Company (“NCC”), was identified as a potentially responsible party under CERCLA by the U.S. EPA at the North American Environmental, Inc. storage facility in Clearfield, Utah (“North American Environmental Site”) because of allegations that NCC arranged for the disposal of hazardous substances at that site. The Company has records indicating that all of the hazardous substances originating from NCC that were temporarily stored at the North American Environmental Site were removed from the storage facility and destroyed in accordance with applicable laws. The Company is aware of no current estimates of the total remediation costs or the total volume of waste associated with this site. There can be no assurance that the Company will not incur material liability in connection with the North American Environmental Site.

     Another RCRA concern in the cement industry involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. The Company currently crushes spent refractory brick and uses it as raw feed in the kiln, but such brick does not contain chromium.

     The Clean Air Act Amendments of 1990 (the “Amendments”) provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. The Company’s U.S. operations have submitted detailed permit applications and will pay increased recurring permit fees. In addition, the U.S. EPA has promulgated regulations for certain toxic air pollutants and is developing standards for other toxic air pollutants under these Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing. The new maximum available control technology standards require cement plants to test for certain pollutants and could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards will place the Company at a competitive disadvantage.

     The Federal Water Pollution Control Act, commonly known as the Clean Water Act (“Clean Water Act”), provides comprehensive federal regulation of all sources of water pollution. All of the Company’s facilities affected by the Clean Water Act currently have National Pollutant Discharge Elimination System (“NPDES”) stormwater permits.

     Management believes that the Company’s current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with environmental laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities or claims. Moreover, the Company cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws will be administered or interpreted. Compliance with more stringent environmental laws or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

     With respect to some of the Company’s quarries used for the extraction of raw materials for its cement and gypsum wallboard operations and for the mining of aggregates for its aggregate operations, the Company is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining.

Gypsum Wallboard Operations

     Company Operations. The Company owns and operates four gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico, one located in Gypsum (near Vail), Colorado and one located in Duke, Oklahoma. The Company mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and institutional construction. These panel products provide aesthetic as well as sound-dampening and fire-retarding value.

     The Albuquerque plant was acquired in 1985, and was operated until early 1991. Following the start-up of the new Bernalillo plant in the spring of 1990, the Company elected to suspend operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993, due to improvements in wallboard demand and prices. The Gypsum, Colorado gypsum wallboard plant and accompanying electric power cogeneration facility were purchased in February 1997. The plant originally commenced production in early 1990 and had been operated by an independent producer until its acquisition by CXP. The Duke, Oklahoma plant was acquired in November 2000 as part of the Strategic Assets Purchase. The plant commenced production in 1964 and has operated continuously since then. In 1999, a second line was added that expanded the plant’s annual capacity to 1.2 billion square feet. The Company believes that the Duke plant is the second largest single gypsum wallboard plant in North America.

     The following table sets forth certain information regarding these plants:

	Rated Annual Gypsum	Estimated Minimum Gypsum
Location	Wallboard Capacity (MMSF)(1)	Rock Reserves (years)(2)

Albuquerque, New Mexico	390	80	(3)

Bernalillo, New Mexico	470	80	(3)

Gypsum, Colorado	630	35

Duke, Oklahoma(4)	1,200	15

Total	2,690

(1)	Million Square Feet (“MMSF”)

(2)	Proven reserves only. See Raw Materials and Fuel Supplies section for additional reserves.

(3)	The same reserves serve both New Mexico plants.

(4)	Acquired in November 2000.

     The Company’s gypsum wallboard production totaled 1,649 MMSF in fiscal 2001 and 1,375 MMSF in fiscal 2000. Total gypsum wallboard sales were 1,584 MMSF in fiscal 2001 and 1,363 MMSF in fiscal 2000.

     Raw Materials and Fuel Supplies. The Company mines and extracts natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by the Company and located near its plants. The Company does not use synthetic gypsum. The New Mexico, Colorado and Oklahoma mines and quarries are estimated to contain approximately 50 million tons, 21 million tons and 15 million tons, respectively, of proven and probable gypsum reserves. Other gypsum deposits are located in the immediate area of the Duke, Oklahoma plant and may be obtained at reasonable costs. Based on its current production capacity, the Company estimates that the life of its existing gypsum rock reserves is approximately 80 years in New Mexico, 35 years in Colorado and 15 years in Oklahoma.

     Prior to November 2000, the Company purchased paper used in manufacturing gypsum wallboard from third-party suppliers. As a part of the Strategic Assets Purchase, the Company purchased certain paperboard assets of one of the third-party gypsum wallboard paper suppliers in November 2000. The Company now manufactures all of the paper needed for its gypsum wallboard production.

     The Company’s gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. Substantially all of the Company’s natural gas requirements for its gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in January 2002 for Colorado, May 2002 for New Mexico, and November 2002 for Oklahoma. If the agreements are not renewed, the Company expects to be able to obtain its gas supplies from other suppliers at competitive prices. Electrical power is supplied to the Company’s New Mexico plants at standard industrial rates by a local utility. The Company’s Albuquerque plant does utilize an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties. Power at the Duke, Oklahoma plant is supplied by a local electric cooperative under a contract which expires in January 2005. Natural gas costs increased significantly during the second half of fiscal 2001. Although gas costs declined in the last quarter of fiscal 2001, they are expected to continue to negatively impact fiscal 2002 production costs.

     Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other activities such as exports and temporary construction, which the Company estimates accounted for approximately 45%, 37%, 13% and 5%, respectively, of calendar 2000 industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment have partially mitigated the impact of fluctuations in overall levels of new construction.

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

     The Company estimates that the size of the total residential repair and remodel market grew to a record $145 billion in calendar 2000, up from $46 billion in 1980. Although data on commercial repair and remodel activity is not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefitted from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

     The Company sells gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 12% of the Company’s total gypsum wallboard sales during fiscal 2001. The Company believes that the loss of that customer could have a material adverse effect on the Company and its subsidiaries taken as a whole.

     During fiscal 2001, the principal states in which the Company had gypsum wallboard sales were Colorado, Texas, New Mexico and Illinois. Prior to fiscal 2000, a large portion of the Company’s gypsum wallboard sales were made in the southeastern United States, with significant sales in Florida. However, due to a dramatic increase in new capacity in the eastern portion of the United States and falling prices, the Company has focused the distribution of its gypsum wallboard in the southwestern and western areas of the United States.

     Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to take advantage of these other regional increases in demand. The Company owns or leases 244 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and ten reload yards in Alabama, Illinois, California, Nevada, Oregon and Washington. The Company’s rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2001, approximately 40% of the Company’s sales volume of gypsum wallboard was transported by rail.

     Competition. There are ten manufacturers of gypsum wallboard operating a total of 81 plants. The Company estimates that the three largest producers - USG Corporation, National Gypsum Company and Georgia-Pacific Corporation - account for approximately 65% of gypsum wallboard sales in the United

States. In 1996 and early 1997, the industry experienced some consolidation, the largest being Georgia-Pacific Corporation’s purchase of the gypsum wallboard business of Domtar, Inc. In general, a number of the Company’s competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated operations consisting of gypsum wallboard manufacturing plants, paperboard mills and distribution centers, which may provide them with certain cost advantages over the Company.

     Competition among gypsum wallboard producers is primarily on a regional basis, with local producers benefitting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

     Since calendar 1997, a number of the Company’s competitors in the gypsum wallboard industry commenced capital expansion projects to construct new gypsum wallboard manufacturing facilities or to expand existing facilities. The completion of these projects could increase domestic industry capacity over the next two years to 38.0 billion square feet. However, some of this additional capacity could be absorbed if there is an increase in domestic demand (over the past 25 years demand for gypsum wallboard in the United States has increased at an average annual rate of 4%) and/or if less efficient plants are shut down. Late in calendar 1999, the gypsum wallboard industry shifted from short supply to oversupply. Consequently, pricing peaked in October 1999 and started to decline. If during the next two years there is no corresponding increase in domestic demand for gypsum wallboard and/or no corresponding shut down of inefficient or marginally efficient gypsum wallboard plants, gypsum wallboard prices will continue to be pressured, and will negatively affect future results in the Company’s Gypsum Wallboard segment.

     Currently total United States gypsum wallboard production capacity is estimated at 33.0 billion square feet per year, a 25% rise from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 2000 gypsum wallboard shipments were approximately 28.2 billion square feet, resulting in industry capacity utilization of approximately 85% .

     Capital Expenditures. Capital expenditures during fiscal 2001 for the gypsum wallboard segment amounted to $4.5 million; $10.8 million in fiscal year 2000; and $24.2 million in fiscal year 1999. Capital outlays in fiscal 2002 have been budgeted at approximately $11.3 million with less than 1% of the expenditures related to compliance upgrades to environmental regulations. The majority of the fiscal 1999 expenditures ($22.3 million) were for the Albuquerque, New Mexico and Gypsum, Colorado plants.

     Environmental Matters. The gypsum wallboard industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not, used asbestos in any of its gypsum wallboard products.

Recycled Paperboard Operations

     Company Operations. The Company’s recycled paperboard manufacturing operations are conducted at the Commerce City, Colorado mill, and the Lawton, Oklahoma mill both of which were acquired as part of the Strategic Assets Purchase. The Commerce City mill was idled in April 2001. All of the paperboard products manufactured at the Company’s paperboard mills are produced from 100% reclaimed paper fiber and are classified by the industry as recycled paperboard. These recycled paperboard products include the facing paper used in the manufacture of gypsum wallboard and recycled paperboard used by manufacturers of consumer and industrial paperboard products.

     Recycled paperboard is manufactured at the Company’s mills in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. The slurry is then applied to a series of rotating wire-covered cylinders or roll formers, not unlike making a sandwich, so that a multi-ply sheet of paper is formed as excess water is drained through a wire mesh type fabric. The multi-ply paper mat is then mechanically pressed, dried, trimmed to size and packaged. The finished product can be packaged either in roll form or in sheets, according to customer specifications.

     Raw Materials. The principal raw materials used by the Company’s recycled paperboard mills are reclaimed paper fiber, water and chemicals. Reclaimed paper fiber is currently purchased from several sources, including the Company’s own paper fiber recycling centers. Management believes that adequate supplies of reclaimed paper fiber will continue to be available from wholesalers located in cities near its recycled paperboard mills and its own paper fiber recycling centers. Since reclaimed paper fiber is a commodity, its cost is subject to fluctuations based on supply and demand.

     Chemicals, including size, retention aids and bactericides, used by the Company in its recycled paperboard operations are also readily available from several manufacturers at competitive prices. Size is used principally as a water resisting agent or strength enhancer in the production of recycled paperboard. Retention aids are agents used to retain fiber and chemicals in the papermaking process by preventing their loss into the waste stream. Bactericides are agents used to control bacteria and other organisms in the papermaking process.

     The manufacture of recycled paperboard involves the use of large volumes of water both in the production process and for cooling purposes. In Colorado, where one of the Company’s recycled paperboard mills is located, the appropriation of water is regulated by state laws. The Commerce City mill uses water pumped from wells located on, or adjacent to, the Company’s property. The Oklahoma mill uses water provided by the City of Lawton, Oklahoma municipal services. The term of the agreement with the City of Lawton, Oklahoma is 15 years with two automatic five year extensions unless the Company notifies the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available to all of the Company’s recycled paperboard mills, an extended period of general water shortages, legal curtailment of any mill’s current water sources or uses, or deterioration of the current quality of water sources could adversely affect that mill’s operations and limit its production capacity.

     Electricity, natural gas and other utilities are available to the mills either at contracted rates or at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. During periods of natural gas curtailment, the Commerce City mill, and the Lawton mill are equipped to use fuel oil. Paperboard mills are large consumers of natural gas. During fiscal 2001, natural gas costs increased significantly. Although gas costs have declined during the last quarter of fiscal 2001, they are expected to continue to negatively impact fiscal 2002 production costs.

     Sales and Distribution. The recycled paperboard products manufactured by the Company are sold primarily to gypsum wallboard manufacturers. During fiscal 2001, approximately 45% of the recycled paperboard manufactured and shipped by the Company’s recycled paperboard mills was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 24% was shipped to another gypsum wallboard manufacturer and 19% was sold to James Hardie Gypsum, Inc. (“Hardie”). (See “The Hardie Agreement” on page 13).

     The loss of the other gypsum wallboard manufacturer or Hardie as customers could have a material adverse affect on the Company and its subsidiaries taken as a whole.

     Competition. In selling the portion of its production not consumed by its own gypsum wallboard manufacturing operations, the Company competes with approximately eight other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for gypsum wallboard, the demand for recycled paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for gypsum wallboard, the demand for recycled paperboard falls, and selling prices may decrease.

     Price, quality and timeliness of deliveries are the principal methods of competition among paperboard producers. The locations of the Company’s recycled paperboard mills allow the Company to serve a variety of markets, including several gypsum wallboard plants in the midwest, southeast, southwest and western United States.

     The Lawton Mill. The Lawton mill is located in southwestern Oklahoma and commenced commercial operations in March 2000. The Lawton mill is designed to manufacture gypsum-grade recycled paperboard utilizing technologies that have been successfully employed in recycled paperboard mills but that have not yet been entirely incorporated into any other gypsum-grade recycled paperboard mills in the United States. These technologies include (i) the use of an advanced paper forming section in which the roll-forming process utilizes a hydraulic headbox and a twin wired de-watering system to form a paper sheet which allows for speeds in excess of 2,000 feet per minute, thereby allowing reduced labor costs per ton produced, (ii) an advanced control system, which immediately senses changes in the paper as it is being formed and adjusts the forming section of the paper machine to maintain the uniformity of the paper and also monitors and adjusts the reclaimed paper fiber cleaning process to maintain the quality of this raw material, (iii) modern pressing technology, which permits water removal in a way that provides more uniformity and enhances the properties of the paper, (iv) dryer felts on all dryer sections, which improve drying efficiency and reduce shrinkage, and (v) a cleaning and screening process for the reclaimed paper fiber that enhances the strength, surface characteristics and overall surface uniformity of the paperboard.

     The Company expects that the Lawton mill will be able to produce recycled paperboard that is technologically superior to, and approximately 20% to 30% lighter than that currently generally available in the United States, but with equal strength characteristics. The Company believes that being the first to produce higher quality, lower basis-weight recycled paperboard will give it a competitive advantage over other recycled paperboard manufacturers until other mills using similar technology come on-line. Because gypsum-grade recycled paperboard generally is sold on the basis of surface area, manufacturing lighter paper potentially translates into higher profit margins per ton for the recycled paperboard manufacturer. Lighter recycled paperboard also reduces drying costs associated with the production of gypsum wallboard and reduces inbound and outbound freight costs of both recycled paperboard and gypsum wallboard. In addition, because the Lawton mill is designed as an efficient, high-speed mill, operating costs are expected to be lower than existing mills now producing recycled paperboard for the wallboard industry. In addition to producing a product which should be more attractive to customers, it is anticipated that the lighter weight, better quality recycled paperboard from the Lawton mill will reduce production and transportation costs at the Company’s gypsum wallboard plants.

     The Lawton mill is ultimately expected to have the capacity to produce approximately 11 billion square feet, or approximately 220,000 tons, of gypsum-grade recycled paperboard annually. Production from the Lawton mill will be used both internally at all four of CXP’s gypsum wallboard plants and sold to third-parties. Although primarily designed for the production of gypsum-grade recycled paperboard, the Lawton mill is also capable of producing recycled paperboard for other uses.

     The Hardie Agreement. In November 2000, as part of the Strategic Assets Purchase, CXP acquired the company which owns the Lawton mill and is a party to a paper supply contract with Hardie (the “Hardie Agreement”). Under this agreement, the Lawton mill is obligated to supply at least approximately 90% of the gypsum-grade recycled paperboard requirements of Hardie’s three gypsum wallboard plants. The Company expects the amount of paperboard supplied to Hardie pursuant to the Hardie Agreement eventually to account for approximately 35% to 40% of the Lawton mill’s production. CXP expects to utilize another approximately 30% to 35% of the Lawton mill’s output. There can be no assurance that the Company will be successful in obtaining supply agreements for the remainder of the output of the Lawton mill, and, in that case, the Company would attempt to sell the excess production in the spot market or under other short-term arrangements.

     Subject to earlier termination, the current term of the Hardie Agreement expires on October 1, 2015. Hardie also has the right for a period of sixty (60) days beginning on October 1, 2006 to shorten the term of the Hardie Agreement to October 1, 2010. Sales to Hardie are made at a fixed base price determined at the time of execution of the Hardie Agreement. This base price is subject to adjustment based on changes in the major variable costs of production of recycled paperboard, including the cost of power, transportation and the primary raw materials, and changes in the purchaser price index for industrial commodities and a reference employment cost index. The Hardie Agreement also contains a “most favored nations” clause requiring the Company to offer Hardie the lowest price that is available from the Company to other third-party purchasers of its recycled paperboard. The “most favored nations” clause requires the Company to offer the same price on an equivalent volume as the volume being sold to the third party at such price, but makes the price applicable to all sales while such third-party pricing remains in effect if the third-party price offered is pursuant to a long-term agreement of more than two years.

     In addition, the Hardie Agreement is a “requirements” contract and a termination or reduction of Hardie’s production of gypsum wallboard could have a material adverse effect on the Company. If, after October 1, 2004, technology changes make it substantially more economical for Hardie to utilize paperboard of a kind not presently commercially available and that is not contemplated for the Lawton mill, then Hardie and the Lawton mill are obligated to negotiate in good faith to include such recycled paperboard within the scope of the Hardie Agreement. However, any failure to reach an agreement on this point could result in a reduction or termination of Hardie’s purchases from the Lawton mill, and, as a result, could have a material adverse effect on the Company.

     Environmental Matters. Prior to the Strategic Assets Purchase, the Commerce City, Colorado paper mill (the “Commerce City Mill”) had been investigating the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, there were uncovered newly discovered environmental conditions that appear to stem from underground storage tank use on the property. As a result, the Commerce City Mill notified the Oil Inspection Section of the Colorado Department of Labor and Employment. The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, the Commerce City Mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. At this time, the Company has not ascertained the future liability of the above matters.

     Capital Expenditures. Capital expenditures during fiscal 2001 for the paperboard operations acquired in November 2000 were $489,000. Capital expenditures in fiscal 2002 have been budgeted at approximately $9.0 million. All of the fiscal 2002 capital outlays are for the Lawton mill. No portion of the fiscal 2002 capital outlays are related to compliance with environmental regulations.

Concrete and Aggregates Operations

     Company Operations. Readymix concrete, a versatile, low-cost building material used in almost all construction, involves the mixing of cement, sand, gravel, crushed stone and water to form concrete which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to the customer’s job site in mixer trucks.

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

     The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks

Northern California	4	44

Austin, Texas	5	77

Total	9	121

     The Company’s production of readymix concrete reached a ten-year peak of 992,000 cubic yards in 1986. In response to decreased demand in the northern California and Austin areas, production declined to 430,000 cubic yards in fiscal 1990. Since that date, production has increased each successive year as market conditions continue to improve. The Company believes that it has the capacity to increase its concrete production from existing levels by adding to its fleet of trucks. The Company’s net readymix concrete production was 808,000 cubic yards in fiscal 2001 and 788,000 cubic yards in fiscal 2000.

     The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:

		Estimated Annual
		Production Capacity		Estimated Minimum
Location	Types of Aggregates	(Thousand tons)(1)		Reserves (Years)

Northern California	Sand and Gravel	1,400		100

Austin, Texas	Limestone	2,300	(2)	70

Total		3,700

(1)	Based on single-shift operation.

(2)	Buda and Georgetown Quarries.

     The Company’s total net aggregate sales were 4.0 million tons in fiscal 2001 and 3.4 million tons in fiscal 2000. Total aggregates production was 4.6 million tons in fiscal 2001 and 3.9 million tons in fiscal 2000. A portion of the Company’s total aggregates production is used internally by the Company’s readymix concrete operations.

     Raw Materials. The Company supplies approximately 100% and 80% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 40% and 30%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

     The Company has received notice of possible title claims of the United States and the State of California relative to a portion of its principal aggregates deposit in northern California. Even if the Company is unsuccessful in resolving these adverse claims, the undisputed portion of the Company’s California aggregate deposit contains sufficient reserves to serve the Company’s needs. See “Item 3, Legal Proceedings.”

     Sales and Distribution. The Company sells readymix concrete to numerous contractors and other customers in each plant’s selling area. The Company’s batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from batch plants by trucks owned by the Company.

     The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company’s aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for more than 10% of the Company’s concrete or aggregates sales during fiscal 2001. The Company is attempting to secure a rail link from its principal aggregates deposit north of Sacramento, California to extended markets.

     Competition. Competition among concrete producers within the Company’s northern California and Austin selling areas is strong. The Company’s competitors include five small and four large concrete producers in the northern California area and five large and five small concrete producers in the Austin area.

     Both concrete and aggregates are commodity products. Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Accordingly, competition in both the concrete and aggregates businesses is based principally on price and, to a lesser extent, on product quality and customer service.

     Capital Expenditures. Capital expenditures during fiscal 2001 amounted to $4.9 million for the concrete and aggregates segment compared with $6.9 million and $2.1 million in fiscal 2000 and 1999, respectively. Capital outlays in fiscal 2002 have been budgeted at approximately $15.2 million. The majority of fiscal 2002 capital expenditures are for the expansion of the Company’s Georgetown washed aggregate plant in the Austin, Texas area. Less than 1% of the budgeted fiscal 2002 capital expenditures is related to compliance with environmental regulations.

     Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

Employees

     The Company and its subsidiaries had approximately 1,665 employees at March 31, 2001. Approximately 28% of the employees are represented by collective bargaining units. The number of corporate employees of the Company is 11.

ITEM 2. PROPERTIES

     The Company operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are each owned by separate partnerships in which CXP has a 50% interest. The Company’s principal aggregate plants and quarries are located in Austin, Texas and Marysville, California. In addition, the Company operates gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico, Gypsum, Colorado and Duke, Oklahoma. The Company produces recycled paperboard at Commerce City, Colorado (idled in April 2001) and Lawton, Oklahoma. None of the Company’s facilities are pledged as security for any debts.

     See “Item 1. Business” on pages 1-16 of this Report for additional information relating to the Company’s properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company’s Western Aggregates, Inc. subsidiary (“WAI”) has received notices of possible title claims of the United States and State of California relating to WAI’s leasehold interest under a 99-year mineral lease on the aggregates in 10,000 acres of property north of Sacramento, California commonly known as the Yuba Goldfields. If the Company is unsuccessful in resolving the adverse title claims to lands in the Yuba Goldfields, the Company believes that the portion of WAI’s mineral lease which is not in dispute contains sufficient estimated reserves to meet WAI’s current mining requirements for aggregates for a period of more than 100 years. Accordingly, the Company believes that the title claims of the United States and the State of California to lands in the Yuba Goldfields will not have a material adverse effect on the financial condition or the results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF CXP (See Item 10 of Part III)

     The following is a listing of the Company’s executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers, except for Mr. House, have been employed by the Company and/or one or more subsidiaries of the Company for at least the past five years. All executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 20, 2000, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified or appointed as the case may be. There is no family relationship between any of these officers.

Name	Age	Positions with CXP

Richard D. Jones, Jr.	55	President and Chief Executive Officer
		(President since January 1998; Chief Executive Officer since July 1999; Executive Vice President from January 1990 through December 1997).

Arthur R. Zunker, Jr.	57	Senior Vice President — Finance and Treasurer
		(Senior Vice President — Finance and Treasurer since January 1994; Senior Vice President — Administration from August 1984 to January 1994).

H. David House	59	Executive Vice President — Gypsum
		(Executive Vice President — Gypsum since January 1998; President of American Gypsum Company since June 1997; President of James Hardie Gypsum, Inc. from August 1993 through May 1996).

Steven R. Rowley	48	Executive Vice President — Cement/Concrete and Aggregates
		(Executive Vice President — Cement/Concrete and Aggregates since January 2001; Executive Vice President - Cement from January 1998 through January 2001; Executive V.P. of Illinois Cement Company from June 1995 through December 1997; Plant Manager at Nevada Cement Company from April 1991 through May 1995).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the 2001 CXP Annual Report:

Items	Caption in the 2001 CXP Annual Report	Pages

5	Stock Prices and Dividends	1

6	Summary of Selected Financial Data	44 – 45

7	Indebtedness (Note C to Consolidated Financial Statements of CXP)	27

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38 – 43

ITEM 6. SELECTED FINANCIAL DATA

     See Item 5 above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Item 5 above.

Forward Looking Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference herein from the 2001 CXP Annual Report) and other sections of the 2001 CXP Annual Report and this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company’s business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company’s markets, competition, announced increases in capacity in the gypsum wallboard and cement industries, general economic conditions, and interest rates. Investors should take such risks and uncertainties into account when making investment decisions. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates that may adversely affect its financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company managed exposures through regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes.

     At March 31, 2001, the Company had approximately $268.5 million of variable rate debt. The primary base rate for such debt during fiscal 2001 has been 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), the Company’s pre-tax earnings and cash flows would decrease by approximately $2.7 million. On the other hand, if interest rates decreased by 100 basis points, the Company’s pre-tax earnings and cash flows would increase by approximately $2.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for in this Item 8 is incorporated herein by reference to the information set forth in the 2001 CXP Annual Report as indicated in the index to consolidated financial statements and schedules on page 19 of this Report (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the page or pages indicated) in the Company’s Proxy Statement dated June 22, 2001, for the Company’s July 17, 2001 Annual Meeting of Stockholders (the “2001 CXP Proxy Statement”):

Items	Caption in the 2001 CXP Proxy Statement	Pages

10	Election of Directors	2 – 5

10	Section 16(a) Beneficial Ownership Reporting Compliance	13

11	Executive Compensation	8 – 12

12	Security Ownership of Management and Certain Beneficial Owners	6 – 7

13	Certain Transactions	13 – 14

ITEM 11. EXECUTIVE COMPENSATION

     See Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report.

(1)  and (2) See the Index to Consolidated Financial Statements and Schedules below for a list of the Financial Statements and Financial Statement schedules filed herewith.

Index to Consolidated Financial Statements and Schedules

Centex Construction Products, Inc.

Reference
2001 CXP Annual
Report Page

Report of Independent Public Accountants	37

Statements of Consolidated Earnings for the years ended March 31, 2001, 2000 & 1999	18

Consolidated Balance Sheets as of March 31, 2001 & 2000	19

Statements of Consolidated Cash Flows for the years ended March 31, 2001, 2000 & 1999	20

Statements of Comprehensive Earnings for the years ended March 31, 2001, 2000 & 1999	21

Statements of Consolidated Stockholders’ Equity for the years ended March 31, 2001, 2000 & 1999	22

Notes to Consolidated Financial Statements	23 - 36

Quarterly Results (Unaudited)	46

     Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3)  Exhibits

     The information on exhibits required by this Item 14 is set forth in the Index to Exhibits appearing on pages 22 and 23 of this Report.

(b)  Reports on Form 8-K.

     On November 16, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K in connection with its acquisition of certain strategic assets. On January 22, 2001, the Company filed an amended Current Report on Form 8-K/A, which amended the original Form 8-K filed on November 16, 2000 to include the audited financial statements of the businesses acquired and proforma financial information.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

June 25, 2001	/s/ RICHARD D. JONES, JR.

Richard D. Jones, Jr., President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 25, 2001	/s/ RICHARD D. JONES, JR.

Richard D. Jones, Jr., Director, President and Chief Executive Officer (principal executive officer)

June 25, 2001	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr., Senior Vice President - Finance and Treasurer (principal financial and accounting officer)

June 25, 2001	/s/ ROBERT L. CLARKE

Robert L. Clarke, Director

June 25, 2001	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Director

June 25, 2001	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman

June 25, 2001	/s/ MICHAEL R. NICOLAIS

Michael R. Nicolais, Director

June 25, 2001	/s/ DAVID W. QUINN

David W. Quinn, Director

June 25, 2001	/s/ HAROLD K. WORK

Harold K. Work, Director

INDEX TO EXHIBITS
CENTEX CONSTRUCTION PRODUCTS, INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

2.1	Securities Purchase Agreement entered into as of November 10, 2000 (filed as Exhibit 2.1 to the Current Report on Form 8-K of Centex Construction Products, Inc. (the “Company”) filed on November 16, 2000 (File No. 1-12984), as amended by the Company’s Current Report on Form 8-K/A filed on January 22, 2001 (File No. 1-12984) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form S-8 Registration Statement of the Company (File No. 33-82928)(the “1994 S-8 Registration Statement”), filed on August 16, 1994 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the 1994 S-8 Registration Statement and incorporated herein by reference)

4.1	Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of the Company (File No. 33-74816) (“Amendment No. 3”), filed on April 4, 1994, and incorporated herein by reference)

4.2	Credit Agreement dated as of November 10, 2000 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-12984) for the quarter ended December 31, 2000 (the “3Q 2000 10-Q”), filed on February 13, 2001 and incorporated herein by reference)

4.4	First Amendment to Credit Agreement entered into as of December 20, 2000 (filed as Exhibit 4.2 to the 3Q 2000 10-Q and incorporated herein by reference)

10.1	Joint Venture Agreement between Ilce, Inc. (f/k/a Illinois Cement Company, Inc.) and RAAM Limited Partnership dated April 1, 1972, as amended (filed as Exhibit 10.1 to the Form S-1 Registration Statement of the Company (File No. 33-74816), filed on February 4, 1994 and incorporated herein by reference)

10.2*	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000

10.2(a)*	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Leheigh Portland Investments, LLC and Lehigh Portland Holdings, LLC, effective as of October 2, 2000

10.3	The Centex Construction Products, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-12984) for the quarter ended September 30, 2000, filed on November 13, 2000 and incorporated herein by reference)(1)

10.4	The Centex Construction Products, Inc. 2000 Stock Option Plan (filed as Exhibit 10 to the Form S-8 Registration Statement of the Company (File No. 333-54102) filed on January 22, 2001 and incorporated herein by reference)(1)

10.5	The Centex Construction Products, Inc. Amended and Restated Supplemental Executive Retirement Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 31, 2000 and incorporated herein by reference)(1)

10.6	Indemnification Agreement dated as of April 19, 1994, between the Company and Centex Corporation (“Centex”) (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 1, 1995 (the “1995 Form 10-K”) and incorporated herein by reference)

10.7	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries (filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference)

10.8	Administrative Services Agreement dated as of April 1, 1994, between the Company and Centex Service Company (filed as Exhibit 10.7 to the 1995 Form 10-K and incorporated herein by reference)

10.9	Trademark License Agreement dated as of April 19, 1994, between the Company and Centex (filed as Exhibit 10.8 to the 1995 Form 10-K and incorporated herein by reference)

Exhibit
Number	Description of Exhibits

10.10	Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit 10.9 to Amendment No. 3 and incorporated herein by reference)(1)

10.11*	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc. and James Hardie Gypsum, Inc. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

13**	Annual Report to Stockholders of the Company for fiscal year ended March 31, 2001 (the “Annual Report to Stockholders”)

21*	Subsidiaries of the Company

23*	Consent of Independent Public Accountants

*	Filed herewith.

**	With the exception of the information expressly incorporated by reference in this Annual Report on Form 10-K from the Annual Report to Stockholders, the Annual Report to Stockholders is not deemed filed with the Commission as a part of this Annual Report on Form 10-K.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.