Form 10-Q
period 2001-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2001-08-13
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended

June 30, 2001
or
[  ] TRANSITION REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _______

Commission File Number 1-12984

(Company Logo)

Centex Construction Products, Inc.

A Delaware Corporation

IRS Employer Identification No. 75-2520779
2728 N. Harwood
Dallas, Texas 75201
(214) 981-5000

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of the close of business on August 07, 2001, 18,353,527 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

		Page

Part I. FINANCIAL INFORMATION (unaudited)

Item 1.	Consolidated Financial Statements	1

	Consolidated Statements of Earnings for the Three Months Ended

	June 30, 2001 and 2000	2

	Consolidated Balance Sheets as of

	June 30, 2001 and March 31, 2001	3

	Consolidated Statements of Cash Flows for the Three Months Ended

	June 30, 2001 and 2000	4

	Notes to Consolidated Financial Statements	5-10

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-15

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K		15

SIGNATURES		16

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

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	June 30,

	2001	2000

REVENUES

Cement	$51,442	$47,452

Gypsum Wallboard	37,790	53,694

Paperboard	18,910	0

Concrete and Aggregates	17,427	15,227

Other, net	1,163	472

Less: Intersegment Sales	(9,309)	(1,780)

	117,423	115,065

COSTS AND EXPENSES

Cement	34,686	33,157

Gypsum Wallboard	43,642	34,594

Paperboard	20,570	0

Concrete and Aggregates	14,759	12,998

Less: Intersegment Purchases	(9,309)	(1,780)

Corporate General and Administrative	1,174	1,182

Interest Expense (Income), net	3,759	(1,705)

	109,281	78,446

EARNINGS BEFORE INCOME TAXES	8,142	36,619

Income Taxes	2,687	13,329

NET EARNINGS	$5,455	$23,290

EARNINGS PER SHARE:

Basic	$0.30	$1.25

Diluted	$0.30	$1.25

AVERAGE SHARES OUTSTANDING:

Basic	18,339,632	18,573,096

Diluted	18,430,218	18,624,640

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	March 31,
	2001	2001

	(unaudited)	(*)
ASSETS

Current Assets -

Cash and Cash Equivalents	$21,793	$8,747

Accounts and Notes Receivable, net	94,571	92,619

Inventories	49,517	56,008

Total Current Assets	165,881	157,374

Property, Plant and Equipment -	787,925	781,713

Less Accumulated Depreciation	(206,725)	(198,380)

Property, Plant & Equipment, net	581,200	583,333

Notes Receivable, net	1,545	1,905

Goodwill and Other Intangible Assets	57,561	58,422

Other Assets	10,468	8,926

	$816,655	$809,960

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities -

Notes Payable	$26,187	$0

Accounts Payable and Accrued Liabilities	81,953	90,111

Current Portion of Long-term Debt	80	80

Total Current Liabilities	108,220	90,191

Long-term Debt	259,750	278,748

Deferred Income Taxes	51,660	48,701

Stockholders’ Equity -

Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,346,961 and 18,338,762 Shares, respectively	183	183

Capital in Excess of Par Value	14,781	14,614

Retained Earnings	382,061	377,523

Total Stockholders’ Equity	397,025	392,320

	$816,655	$809,960

(*) From Audited Financial Statements

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Three Months Ended	June 30,

	2001	2000

Cash Flows from Operating Activities

Net Earnings	$5,455	$23,290

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect on Non-Cash Activity -

Depreciation, Depletion and Amortization	8,992	4,592

Deferred Income Tax Provision (Benefit)	2,959	(1,267)

(Increase) Decrease in Accounts and Notes Receivable	(1,592)	1,327

Decrease in Inventories	6,491	147

Decrease in Accounts Payable and Accrued Liabilities	(7,714)	(1,003)

(Increase) Decrease in Other, net	(1,330)	387

(Decrease) Increase in Income Taxes Payable	(251)	11,232

Net Cash Provided by Operating Activities	13,010	38,705

Cash Flows from Investing Activities

Property, Plant and Equipment Additions, net	(6,403)	(4,047)

Net Cash Used in Investing Activities	(6,403)	(4,047)

Cash Flows from Financing Activities

Reduction in Long-term Debt	(9,500)	0

Additions to Notes Payable	26,187	0

Redemption of Subordinated Debt	(9,498)	0

Dividends Paid to Stockholders	(917)	(929)

Retirement of Common Stock	0	(346)

Proceeds from Stock Option Exercises	167	326

Net Cash Provided by (Used in) Financing Activities	6,439	(949)

Net Increase in Cash and Cash Equivalents	13,046	33,709

Cash at Beginning of Period	8,747	96,170

Cash at End of Period	$21,793	$129,879

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2001

(A)   A summary of changes in stockholders’ equity is presented below.

				Accumulated
		Capital in		Other
	Common	Excess of Par	Retained	Comprehensive
	Stock	Value	Earnings	Earnings	Total

	(dollars in thousands)

Balance March 31, 2000	$186	$20,302	$321,773	$(1,789)	$340,472

Net Earnings	0	0	59,429	0	59,429

Stock Option Exercises	0	507	0	0	507

Dividends to Stockholders	0	0	(3,679)	0	(3,679)

Other Comprehensive Earnings	0	0	0	1,789	1,789

Retirement of Common Stock	(3)	(6,195)	0	0	(6,198)

Balance March 31, 2001	183	14,614	377,523	0	392,320

Net Earnings	0	0	5,455	0	5,455

Stock Option Exercises	0	167	0	0	167

Dividends to Stockholders	0	0	(917)	0	(917)

Balance June 30, 2001	$183	$14,781	$382,061	0	$397,025

(B)   Inventories:

      Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	June 30, 2001	March 31, 2001

	(dollars in thousands)
Raw Materials and Material-in-Progress	$12,378	$14,741

Finished Cement	5,058	4,775

Gypsum Wallboard	4,482	7,743

Paperboard	4,251	5,394

Aggregates	3,041	2,686

Repair Parts and Supplies	19,343	19,789

Fuel and Coal	964	880

	$49,517	$56,008

(C)   Earnings Per Share:

      The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share are computed using the average number of common shares outstanding in each of the three month periods ended June 30, 2001 and 2000. Diluted earnings per share for June 30, 2001 and 2000 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 574,000 shares at an average price of $35.66 for the three months ended June 30, 2001. All anti-dilutive options have expiration dates ranging from April 2008 to January 2010.

(D)   Revenue Recognition

      During the fourth quarter of fiscal 2001, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Costs” (“EITF 00-10”), which provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the costs incurred by the seller for shipping and handling be classified as an expense. Historically, certain amounts the company billed for shipping and handling have been shown as an offset to shipping costs which are recorded in cost of goods sold in the accompanying Consolidated Statements of Income. There was no impact to the Company’s income from operations or net income as a result of the adoption of EITF 00-10. Prior-year financial statements have been restated to conform to the requirements of EITF 00-10. The amount of billed shipping and handling costs reclassified from cost of goods sold to net sales in the accompanying consolidated statements of income were $16.3 million and $14.7 million for the periods ended June 30, 2001 and 2000, respectively.

(E)   Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board issued a new Statement, SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Company has elected to adopt effective April 1, 2001. SFAS No. 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step, which the Company is in the process of completing, is to identify potential impairment by determining whether the carrying amount of a reporting unit exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test, which measures the amount of impairment loss, if any, will be performed. If required, this step must be performed within a year of adoption.

      Since the business acquisition which resulted in the recording of the Company’s goodwill occurred in November 2000, no goodwill or resulting amortization had been previously recorded in the quarter ended June 30, 2000, and therefore no proforma amounts are required to provide comparability.

      There have been no material changes in the carrying amount of the Company’s goodwill during the quarter ended June 30, 2001. Identifiable intangible assets subject to amortization are immaterial for purposes of disclosure.

(F)   Segment Information:

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

      The following table sets forth certain business segment information:

	For the Three Months Ended June 30,

	2001	2000

	(dollars in thousands)
Revenues (External Customers):

Cement	$49,611	$45,805

Gypsum Wallboard	37,790	53,694

Paperboard	11,584	0

Concrete and Aggregates	17,275	15,094

Other, net	1,163	472

	$117,423	$115,065

Intersegment Sales:

Cement	$1,831	$1,647

Paperboard	7,326	0

Concrete and Aggregates	152	133

	$9,309	$1,780

	For the Three Months Ended June 30,

	2001	2000

	(dollars in thousands)
Operating Income (Loss):

Cement	$16,756	$14,295

Gypsum Wallboard	(5,852)	19,100

Paperboard	(1,660)	0

Concrete and Aggregates	2,668	2,229

Other, net	1,163	472

Total	13,075	36,096

Corporate General and Administrative	(1,174)	(1,182)

Interest (Expense) Income, net	(3,759)	1,705

Earnings Before Income Taxes	$8,142	$36,619

Total assets by segment are as follows:

	June 30, 2001	March 31, 2001

	(dollars in thousands)
Cement	$150,049	$145,696

Gypsum Wallboard	348,016	345,679

Paperboard	263,994	265,789

Concrete and Aggregates	40,364	33,233

Corporate and Other	14,232	19,563

	$816,655	$809,960

      The increase in Concrete and Aggregates assets resulted primarily from construction of the Georgetown washed aggregates plant. Corporate and Other assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets.

(G)   Comprehensive Earnings:

      Comprehensive earnings are defined as the total of net income and all other non-owner changes in equity. Securities that are classified as available-for-sale are stated at market value as determined by the most recently traded price at the balance sheet date. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Earnings.”

(H)   Risk Factors:

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

(I)   Acquisitions:

      On November 10, 2000, the Company and a wholly owned subsidiary (together, the “Purchasers”) entered into a purchase agreement to acquire certain strategic assets as summarized below (collectively, the “Strategic Assets”):

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

      The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The results of operations of the Strategic Assets since November 10, 2000 are included in the Company’s financial statements. The fair value of tangible assets purchased, goodwill (previously amortized over a 20-year period) and other intangible assets (previously amortized over various periods from seven months to 15 years) are as follows:

(dollars in thousands)

Cash Consideration Paid
CXP Cash	$150,000

Bank Borrowings	188,200

338,200

Transaction Costs	4,000

Subordinated Debt Assumed	100,000

Total Consideration	442,200

Liabilities Assumed	24,358

466,558

Fair Value of Property, Plant, Equipment, Inventory, Receivables and Other Miscellaneous Assets	(407,701)

Goodwill and Other Intangible Assets	$58,857

      The following unaudited proforma results for the three months ended June 30, 2000, assumes that the acquisition was completed on April 1, 1999:

	Three Months Ended June 30,

	2001	2000

	(dollars in thousands)
Revenues	$117,423	$154,603

Net Earnings	$5,455	$20,782

Net Earnings per Diluted Share	$0.30	$1.12

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

(J)   The following components are included in interest income/expense, net:

	Three Months Ended
	June 30,

	2001	2000

	(dollars in thousands)
Interest (Income)	$(1,041)	$(1,729)

Interest Expense	4,520	24

Other Expenses	280	0

Interest Expense (Income), net	$3,759	$(1,705)

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

(K)   Subsequent to the end of the June 30, 2001 quarter, the Company entered into an interest rate swap agreement which has the effect of converting a notional amount of $100 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. Under the terms of the interest rate swap agreement, the Company receives three month LIBOR and pays a fixed rate. The agreement expires on August 30, 2003. The instrument will be recorded on the Company’s balance sheet at its fair value. The instrument is expected to be highly effective, with changes in its fair value recorded in “Accumulated Other Comprehensive Earnings.”

(L)   Certain 2000 balances were reclassified to conform with the 2001 presentation.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales volume in all of the Company’s segments for the quarter ended June 30, 2001 were all-time first quarter highs. Although Cement and Concrete and Aggregates reported record first quarter operating earnings, net earnings for this year’s quarter declined due to lower Gypsum Wallboard pricing and increased interest expense. For the three months ended June 30, 2001, CXP’s net earnings declined 77% to $5,455,000 or $0.30 per diluted share from $23,290,000 or $1.25 per diluted share for the same period a year ago. Revenues for the current three months increased 2% to $117,423,000 from $115,065,000 for the same period last year.

      The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

	Cement		Gypsum Wallboard		Paperboard		Concrete		Aggregates
	(Ton)		(MSF)		(Ton)		(Cubic Yard)		(Ton)

	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Quarter Ended June 30,

Sales Volume (M)	673	625	471	343	50	0	227	210	1,145	905

Average Net Sales Price (1)	$68.89	$68.46	$57.79	$128.15	$371.28	$0.00	$54.87	$52.73	$4.06	$4.25

Operating Margin (2)	$24.90	$22.86	$(12.42)	$55.71	$(33.10)	$0.00	$7.95	$9.09	$0.76	$0.36

(1)	As historically reported. Does not include freight and delivery costs billed to customers.

(2)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

      Cement revenues for the current quarter totaled $51,442,000, up 8% from $47,452,000 million for the same quarter last year. Operating earnings for the current quarter were $16,756,000, a 17% increase over $14,295,000 for the same quarter last year. Increased sales volume, lower production costs and higher average sales prices accounted for the quarterly operating earnings gain. Sales volume of 673,000 tons for the quarter was 8% above the prior year’s quarter. The sales volume gain resulted mostly from higher sales at all locations except Texas. Demand continues to be strong in all of the Company’s cement markets, and the Company expects fiscal 2002 to be another “sold out” year. Average cement sales prices of $68.89 per ton was up slightly from $68.46 per ton for the same quarter last year. Cost of sales decreased 3 1/2% to $43.99 per ton mostly due to reduced maintenance costs. Purchased Cement sales of 47,000 tons for this year’s quarter were level with prior year’s quarter.

      Gypsum Wallboard revenues of $37,790,000 for the current quarter decreased 30% from last year’s same quarter revenues of $53,694,000. Operating earnings for the quarter were a loss of $5,852,000 compared to income of $19,100,000 for the same period last year. Increased sales volume and decreased cost of sales offset by lower net sales price resulted in the quarterly earnings decline. Sales volume of 471 million square feet (“MMSF”) was 37% greater than the 343 MMSF sold during the same quarter last year. All of the sales volume increase came from the recently acquired Duke, Oklahoma plant. U.S. wallboard consumption of 14.4 billion square feet through June 2001 was up 3% from the same period last year. Over the last two years, the wallboard industry has brought on-line new production capacity that drove plant utilization rates to the low-80% range. However, as a result of recent wallboard plant closings and curtailments of production within the industry, inventory levels have declined and delivery times have lengthened. In addition, the Company increased prices effective the week of July 16, 2001. The Company’s average net sales price for the first quarter of fiscal 2002 declined 55% to $57.79 per thousand square feet (“MSF”) from $128.15 per MSF for the same quarter last year. Cost of sales of $70.21 per MSF decreased 3% from prior year’s cost of sales due to lower maintenance cost.

      Paperboard reported an operating loss of $1,660,000 for the first quarter. Earnings were adversely impacted by a large percentage of low-priced off grade paper sales volume to total sales volume and costs associated with idling the Denver mill on April 23, 2001 (the Denver mill reported a $1.4 million loss for the quarter). The Denver mill’s production requirements were transferred to the Lawton, Oklahoma mill. Paperboard sales volume of 50,000 tons for the quarter were down from the March 31, 2001 quarter due to production curtailments at the Company’s Gypsum Wallboard plants. The average net sales price of $371.28 per ton was negatively impacted by the large percentage of low-priced off grade paper sales volume. Included in other income is $189,000 of recycle paper center operating loss from shipments of 45,700 tons of reclaimed paper.

      Revenues from Concrete and Aggregates were $17,427,000 for the quarter, up 14% from $15,227,000 for the same quarter last year. Concrete and Aggregates reported operating earnings for the quarter of $2,668,000, up 20% from $2,229,000 for the same quarter last year. The earnings gain is attributable to increased sales volume and higher Aggregates operating margins. Despite increased sales volume, Concrete operating earnings of $1,800,000 decreased 5% from last year’s comparable quarter mainly due to a 12% decline in operating margins. Concrete sales volume for the quarter was 227,000 cubic yards compared to 210,000 cubic yards for the same quarter last year. The volume gain was primarily attributable to increased sales in the Texas market. The Company’s average Concrete net sales price of $54.87 per cubic yard for the quarter was 4% higher than $52.73 per cubic yard for the same quarter last year. Cost of sales increased 7% to $46.92 per cubic yard due to higher materials and delivery costs. Aggregates operating earnings of $868,000 for the current quarter increased 168% from the prior year’s quarter as a result of increased sales volume and higher operating margins. The Company’s Aggregates operation reported sales volume of 1,145,000 tons for the quarter, 27% above sales volume of 905,000 tons for the same quarter last year. The majority of the sales volume gain came from the Austin, Texas operation. A higher ratio of lower priced road aggregate sales to total sales resulted in an Aggregates net sales price of $4.06 per ton, a 5% decrease from $4.25 per ton for the same quarter last year. Cost of sales for the current quarter decreased $0.59 per ton or 15% to $3.30 per ton due to lower expenses for major quarry mobile equipment repairs and major plant maintenance this year along with the impact of an increased ratio of lower costing road aggregate sales to total sales.

      Other income includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled waste paper income, trucking income, asset sales and other miscellaneous income and cost items.

      Net interest expense of $3,759,000 for the current quarter compares to net interest income of $1,705,000 for the same quarter last year. On November 10, 2000 the Company utilized $150 million of cash on hand and incurred $280 million of new debt to complete the acquisition of the Strategic Assets.

Financial Condition

      On November 10, 2000, the Company’s $35 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325 million senior revolving credit facility (the “New Credit Facility”). The principal balance of the New Credit Facility matures on November 10, 2003. At June 30, 2001, the Company had $259.0 million outstanding under the New Credit Facility. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to; (i) LIBOR, plus an agreed margin (ranging from 100 to 275 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 175 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio, minimum tangible net worth, and limitations on dividends and capital expenditures. During the quarter, pursuant to an Amended and Restated Credit Agreement, the New Credit Facility was amended to reduce the facility amount from $325 million to $275 million and to modify certain financial and other covenants.

      Also, on November 10, 2000, a subsidiary of the Company assumed $100 million of 9.5% senior subordinated notes (the “Notes”) with a maturity date of July 15, 2008. Interest payments on the Notes are due on January 15 and July 15. The Notes are redeemable at the option of the subsidiary, in whole or in part, at any time after July 15, 2003. Upon the acquisition of the Strategic Assets on November 10, 2000, the subsidiary was required to commence a tender offer for the Notes at 101%. On December 20, 2000, $89,992,000 in principal amount of the Notes was tendered, leaving $10,008,000 outstanding. During the June 30, 2001 quarter, the Company commenced another tender offer for the Notes at 108.75%. On June 28, 2001, a subsidiary of the Company purchased $9,498,000 in principal amount of the Notes, leaving $510,000 outstanding. Prior to the commencement of the second tender offer, the Company obtained the necessary consents from a majority of holders of the Notes to eliminate certain covenants and reporting requirements.

      On June 29, 2001 the Company entered into a $50 million trade receivable securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364 day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to the renewal of the 364 day bank commitment currently scheduled to terminate on June 28, 2002. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivables. The borrowed funds will be used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $26,187,000 outstanding under the Receivables Securitization Facility at June 30, 2001.

      The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. On July 23, 2001, the Company entered into an interest rate swap agreement which has the effect of converting a notional amount of $100 million of the Company's debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under this agreement. The agreement expires on August 30, 2003.

      Based on its financial condition at June 30, 2001, CXP believes that its internally generated cash flow coupled with funds available under various credit facilities will enable CXP to provide adequately for its current operations and future growth.

      Working capital at June 30, 2001 was $57.7 million compared to $67.2 million at March 31, 2001. The decline resulted mainly from the combination of a $13.0 million increase in cash and a $8.2 million decrease in accounts payable and accrued liabilities being offset by a $4.5 million decrease in accounts and notes receivable and inventories and a $26.2 million increase in notes payable.

      Cash and cash equivalents increased $13.0 million from March 31, 2001 to $21.8 million at June 30, 2001. The net cash used in or provided by the operating, investing, and financing activities for the three months ended June 30, 2001 and 2000 is summarized as follows:

	For the Three Months Ended
	June 30,

	2001	2000

	(dollars in thousands)
Net Cash (Used In) Provided by:

Operating Activities	$13,010	$38,705

Investing Activities	(6,403)	(4,047)

Financing Activities	6,439	(949)

Net (Decrease) Increase in Cash	$13,046	$33,709

      Cash provided by operating activities of $13.0 million for the current three months decreased $25.7 million compared to last year’s three month period due to the combination of a $17.8 million decline in net earnings, a $5.0 million decrease in working capital, and a $11.5 million reduction in income taxes payable partially offset by a $8.6 million increase in deferred tax liability and depreciation expense. Cash used for investing activities increased by $2.4 million over last year’s three month period due to the construction this year of the Georgetown washed aggregates plant. Cash provided by financing activities for the current three months increased $7.4 million from last year’s three month period due to a $7.2 million increase in total debt.

      Cash payments for income taxes totaled $0.45 million and $3.1 million for the first three months of fiscal 2002 and 2001, respectively.

Outlook

      Demand for CXP’s products remains strong.   While Cement price increases have been implemented in certain of CXP’s markets, Gypsum Wallboard prices fell during the quarter. However, as a result of wallboard plant closings and curtailment of production within the industry, inventory levels have decreased and delivery times have lengthened. In addition, Gypsum Wallboard price increases were implemented on July 16, 2001 and another price increase has been announced for mid-August.

      CXP will report lower earnings for fiscal 2002 than it did for fiscal 2001. However, assuming stable earnings in CXP’s other operating divisions, the Company’s earnings will be positively affected if wallboard prices increase from current levels.

Purchase of Strategic Assets

      On November 10, 2000 the Company acquired selected strategic assets. The purchase price was $442 million (which included the assumption by a subsidiary of $100 million of subordinated debt plus accrued interest). Funding came from cash on hand and borrowings under a new $325 million senior credit facility entered into during November 2000.

      The principal strategic assets acquired were:   a 1.1 billion square foot gypsum wallboard plant located at Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations are operated by CXP’s American Gypsum Company located in Albuquerque, New Mexico. The paper operations are located in Lawton, Oklahoma and focus primarily on the gypsum paper business.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The impact on the Company’s results of operations, financial position or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into, if any, as of April 1, 2001, the time when the Company adopted this new standard. The Company had no derivative instruments at June 30, 2001.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards “SFAS” No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

      For non-calendar year-end companies, early adoption of SFAS No. 142 can be made if an entity’s fiscal year begins after March 15, 2001, and its first interim period financial statements have not been issued. The Company elected to early adopt SFAS No. 142 and as a result, reported no goodwill amortization for the period ended June 30, 2001.

Forward-Looking Statements

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations, Outlook and other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company’s business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company’s markets, competition, announced increases in capacity in the gypsum wallboard, paperboard and cement industries, general economic conditions and interest rates. Investors should take such risks and uncertainties into account when making investment decisions. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 2001. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1 Receivables Purchase Agreement dated as of June 29, 2001 (filed herewith). Upon request from the Securities and Exchange Commission, the Company will furnish supplementally a copy of any omitted exhibit or schedule.

4.2 Amended and Restated Credit Agreement entered into as of June 30, 2001 (filed herewith). Upon request from the Securities and Exchange Commission, the Company will furnish supplementally a copy of any omitted exhibit or schedule.

(b) Reports on Form 8-K

None

      All other items required under Part II are omitted because they are not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.
Registrant

August 10, 2001	/s/ RICHARD D. JONES, JR.

Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

August 10, 2001	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr. Senior Vice President-Finance and Treasurer (principal financial and chief accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

4.1	Receivables Purchase Agreement dated as of June 29, 2001 (filed herewith). Upon request from the Securities and Exchange Commission, the Company will furnish supplementally a copy of any omitted exhibit or schedule.

4.2	Amended and Restated Credit Agreement entered into as of June 30, 2001 (filed herewith). Upon request from the Securities and Exchange Commission, the Company will furnish supplementally a copy of any omitted exhibit or schedule.