Form 10-Q
period 2001-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2001-11-13
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
September 30, 2001
or
[  ] TRANSITION REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

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
Yes [] No [  ]

As of the close of business on November 9, 2001, 18,354,877 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

September 30, 2001

			Page

Part I	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended September 30, 2001 and 2000	2

		Consolidated Statements of Earnings for the Six Months Ended September 30, 2001 and 2000	3

		Consolidated Statements of Comprehensive Earnings for the Three Months and Six Months Ended September 30, 2001 and 2000	4

		Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001	5

		Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7-13

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Part II	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	20-21

	Item 5.	Other Information	21

	Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES			22

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

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	September 30,

	2001	2000

REVENUES
Cement	$54,618	$51,779
Gypsum Wallboard	46,693	46,622
Paperboard	22,762	0
Concrete and Aggregates	16,843	17,600
Other, net	(755)	720
Less: Intersegment Sales	(10,616)	(1,845)

	129,545	114,876
COSTS AND EXPENSES
Cement	35,897	34,454
Gypsum Wallboard	46,541	35,042
Paperboard	19,370	0
Concrete and Aggregates	15,574	15,127
Less: Intersegment Purchases	(10,616)	(1,845)
Corporate General and Administrative	1,323	1,180
Interest Expense (Income), net	3,535	(2,024)

	111,624	81,934

EARNINGS BEFORE INCOME TAXES	17,921	32,942
Income Taxes	6,041	11,991

NET EARNINGS	$11,880	$20,951

EARNINGS PER SHARE:
Basic	$0.65	$1.14

Diluted	$0.64	$1.14

AVERAGE SHARES OUTSTANDING:
Basic	18,352,355	18,388,441

Diluted	18,458,820	18,447,593

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Six Months Ended	September 30,

	2001	2000

REVENUES
Cement	$106,060	$99,231
Gypsum Wallboard	84,483	100,316
Paperboard	41,672	0
Concrete and Aggregates	34,270	32,827
Other, net	408	1,192
Less: Intersegment Sales	(19,925)	(3,625)

	246,968	229,941
COSTS AND EXPENSES
Cement	70,583	67,611
Gypsum Wallboard	90,183	69,636
Paperboard	39,940	0
Concrete and Aggregates	30,333	28,125
Less: Intersegment Purchases	(19,925)	(3,625)
Corporate General and Administrative	2,497	2,362
Interest Expense (Income), net	7,294	(3,729)

	220,905	160,380

EARNINGS BEFORE INCOME TAXES	26,063	69,561
Income Taxes	8,728	25,320

NET EARNINGS	$17,335	$44,241

EARNINGS PER SHARE:
Basic	$0.94	$2.39

Diluted	$0.94	$2.39

AVERAGE SHARES OUTSTANDING:
Basic	18,346,029	18,480,264

Diluted	18,444,555	18,535,612

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(dollars in thousands)
(unaudited)

	Three Months
	Ended September 30,

	2001	2000

NET EARNINGS	$11,880	$20,951
OTHER COMPREHENSIVE EARNINGS BEFORE TAX:
Unrealized loss on Hedging Instruments	(2,283)	0
Unrealized gain on Investment in Securities	0	4,133

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	9,597	25,084
INCOME TAX RELATED TO OTHER ITEMS OF COMPREHENSIVE EARNINGS	799	(1,446)

COMPREHENSIVE EARNINGS	$10,396	$23,638

	Six Months
	Ended September 30,

	2001	2000

NET EARNINGS	$17,335	$44,241
OTHER COMPREHENSIVE EARNINGS BEFORE TAX:
Unrealized loss on Hedging Instruments	(2,283)	0
Unrealized gain on Investment in Securities	0	4,133

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	15,052	48,374
INCOME TAX RELATED TO OTHER ITEMS OF COMPREHENSIVE EARNINGS	799	(1,446)

COMPREHENSIVE EARNINGS	$15,851	$46,928

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	March 31,
	2001	2001

	(unaudited)	(*)
ASSETS
Current Assets –
Cash and Cash Equivalents	$14,621	$8,747
Accounts and Notes Receivable, net	100,106	92,619
Inventories	45,695	56,008

Total Current Assets	160,422	157,374
Property, Plant and Equipment –	794,924	781,713
Less Accumulated Depreciation	(214,921)	(198,380)

Property, Plant & Equipment, net	580,003	583,333
Notes Receivable, net	1,444	1,905
Goodwill and Other Intangible Assets	57,418	58,422
Other Assets	10,983	8,926

	$810,270	$809,960

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Notes Payable	$29,536	$0
Accounts Payable and Accrued Liabilities	89,919	90,111
Current Portion of Long-term Debt	80	80

Total Current Liabilities	119,535	90,191

Long-term Debt	225,750	278,748
Deferred Income Taxes	58,322	48,701
Stockholders’ Equity –
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,354,377 and 18,338,762 Shares, respectively	184	183
Capital in Excess of Par Value	14,940	14,614
Accumulated Other Comprehensive Earnings	(1,484)	0
Retained Earnings	393,023	377,523

Total Stockholders’ Equity	406,663	392,320

	$810,270	$809,960

(*) From Audited Financial Statements.
See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Six Months Ended	September 30,

	2001	2000

Cash Flows from Operating Activities
Net Earnings	$17,335	$44,241
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	17,946	9,220
Deferred Income Tax Provision	10,420	13
(Increase) Decrease in Accounts and Notes Receivable	(7,026)	1,388
Decrease in Inventories	10,313	3,097
Decrease in Accounts Payable and Accrued Liabilities	(2,475)	(605)
(Increase) Decrease in Other, net	(1,530)	367
Increase in Income Taxes Payable	0	6,979

Net Cash Provided by Operating Activities	44,983	64,700

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(14,139)	(6,236)

Net Cash Used in Investing Activities	(14,139)	(6,236)

Cash Flows from Financing Activities
Reduction in Long-term Debt	(52,998)	0
Additions to Notes Payable	29,536	0
Dividends Paid to Stockholders	(1,835)	(1,857)
Retirement of Common stock	0	(6,198)
Proceeds from Stock Option Exercises	327	331

Net Cash Used in Financing Activities	(24,970)	(7,724)

Net Increase in Cash and Cash Equivalents	5,874	50,740
Cash and Cash Equivalents at Beginning of Period	8,747	96,170

Cash and Cash Equivalents at End of Period	$14,621	$146,910

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2001

(A)  A summary of changes in stockholders’ equity is presented below.

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Earnings	Total

	(dollars in thousands)
Balance March 31, 2000	$186	$20,302	$321,773	$(1,789)	$340,472
Net Earnings	0	0	59,429	0	59,429
Stock Option Exercises	0	507	0	0	507
Dividends To Stockholders	0	0	(3,679)	0	(3,679)
Other Comprehensive
Earnings	0	0	0	1,789	1,789
Retirement of Common Stock	(3)	(6,195)	0	0	(6,198)

Balance March 31, 2001	183	14,614	377,523	0	392,320
Net Earnings	0	0	17,335	0	17,335
Stock Option Exercises	1	326	0	0	327
Dividends To Stockholders	0	0	(1,835)	0	(1,835)
Other Comprehensive
Earnings	0	0	0	(1,484)	(1,484)

Balance September 30, 2001	$184	$14,940	$393,023	$(1,484)	$406,663

(B)  Inventories:

        Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	Sept. 30, 2001	March 31, 2001

	(dollars in thousands)
Raw Materials and Material-in-Progress	$10,099	$14,741
Finished Cement	4,541	4,775
Gypsum Wallboard	4,907	7,743
Paperboard	2,777	5,394
Aggregates	2,303	2,686
Repair Parts and Supplies	20,426	19,789
Fuel and Coal	642	880

	$45,695	$56,008

(C)  Earnings Per Share

        The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards, SFAS No. 128, “Earnings Per Share”. Basic earnings per share are computed using the average number of common shares outstanding in each of the three and six month periods ended September 30, 2001 and 2000. Diluted earnings per share for the periods ended September 30, 2001 and 2000 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 561,000 shares at an average price of $35.66 and 567,000 shares at an average price of $35.66 for the three months and six months ended September 30, 2001, respectively. All anti-dilutive options have expiration dates ranging from April 2008 to January 2010.

(D)  Revenue Recognition

        During the fourth quarter of fiscal 2001, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Costs” (“EITF 00-10”), which provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the costs incurred by the seller for shipping and handling be classified as an expense. Historically, certain amounts the company billed for shipping and handling have been shown as an offset to shipping costs which are recorded in cost of goods sold in the accompanying Consolidated Statements of Income. There was no impact to the Company’s income from operations or net income as a result of the adoption of EITF 00-10. Prior-year financial statements have been restated to conform to the requirements of EITF 00-10. The amount of billed shipping and handling costs reclassified from cost of goods sold to net sales in the accompanying consolidated statements of income were $16.6 million and $15.1 million for the quarter ended September 30, 2001 and 2000 and $32.9 million and $29.8 million for the six months ended September 30, 2001 and 2000, respectively.

(E)  Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted, effective April 1, 2001. SFAS No. 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step is to identify potential impairment by determining whether the carrying amount of a reporting segment exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. The Company has completed the first step of the impairment assessment and has determined that the fair value of its reporting segments exceeds their carrying amounts. There have been no material changes in the carrying amount of the Company’s goodwill during the quarter ended September 30, 2001.

        Because the business acquisition which resulted in the recording of the Company’s goodwill occurred in November 2000 and no goodwill or resulting amortization had been previously recorded in the quarter and six months ended September 30, 2000, no proforma amounts are required to provide comparability. Identifiable intangible assets subject to amortization are immaterial for purposes of disclosure.

(F)  Segment Information

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

        The following table sets forth certain business segment information:

	For The Three Months		For The Six Months Ended
	Ended September 30,		September 30,

	2001	2000	2001	2000

	(dollars in thousands)
Revenues (External Customers):
Cement	$53,079	$50,101	$102,690	$95,906
Gypsum Wallboard	46,693	46,622	84,483	100,316
Paperboard	13,818	0	25,402	0
Concrete and Aggregates	16,710	17,433	33,985	32,527
Other, net	(755)	720	408	1,192

	$129,545	$114,876	$246,968	$229,941

Intersegment Sales:
Cement	$1,539	$1,678	$3,370	$3,325
Paperboard	8,944	0	16,270	0
Concrete and Aggregates	133	167	285	300

	$10,616	$1,845	$19,925	$3,625

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(dollars in thousands)
Operating Income (Loss):
Cement	$18,721	$17,325	$35,477	$31,620
Gypsum Wallboard	152	11,580	(5,700)	30,680
Paperboard	3,392	0	1,732	0
Concrete and Aggregates	1,269	2,473	3,937	4,702
Other, net	(755)	720	408	1,192

Total	22,779	32,098	35,854	68,194
Corporate General and Administrative	(1,323)	(1,180)	(2,497)	(2,362)
Interest (Expense) Income, net	(3,535)	2,024	(7,294)	3,729

Earnings Before Income Taxes	$17,921	$32,942	$26,063	$69,561

        Total assets by segment are as follows:

	Sept. 30, 2001	March 31, 2001

	(dollars in thousands)
Cement	$149,132	$145,696
Gypsum Wallboard	358,739	365,679
Paperboard	239,530	245,789
Concrete and Aggregates	43,902	33,233
Corporate and Other	18,967	19,563

	$810,270	$809,960

        The increase in Concrete and Aggregates assets resulted primarily from the construction of the Georgetown secondary crushing plant. Corporate and Other assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets.

(G)  Comprehensive Earnings

        Comprehensive earnings are defined as the total of net income and all other non-owner changes in equity. Securities that are classified as available-for-sale are stated at market value as determined by the most recently traded price at the balance sheet date. The unrealized loss of hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (K) of this Report. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Earnings.”

(H)  Risk Factors

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

        A majority of the Company’s revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, and announced increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

(I)  Acquisitions

        On November 10, 2000, the Company and a wholly owned subsidiary (together, the “Purchasers”) entered into a purchase agreement to acquire certain strategic assets as summarized below (collectively, the “Strategic Assets”):

1.	A 1.1 billion square foot gypsum wallboard plant located in Duke, Oklahoma;

2.	A short line railroad and railcars linking the Duke plant to adjacent railroads;

3.	A 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma;

4.	A 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and

5.	Three recycle paper fiber collection sites.

        Pursuant to the purchase agreement, the Purchasers paid aggregate consideration consisting of (1) $338,200,000 in cash, plus (2) the assumption by the subsidiary of $100,000,000 of 9.5% senior subordinated notes due 2008.

        The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The results of operations of the Strategic Assets since November 10, 2000 are included in the Company’s financial statements. The fair value of tangible assets purchased, goodwill (prior to the early adoption of SFAS 142, amortized over a 20-year period) and other intangible assets (prior to the early adoption of SFAS 142, amortized over various periods from seven months to 15 years) are as follows:

(dollars in thousands)

Cash Consideration Paid
CXP Cash	$150,000
Bank Borrowings	188,200

338,200
Transaction Costs	4,000
Subordinated Debt Assumed	100,000

Total Consideration	442,200
Liabilities Assumed	24,358

466,558
Fair Value of Property, Plant, Equipment, Inventory, Receivables and Other Misc. Assets	(407,701)

Goodwill and Other Intangible Assets	$58,857

        The following unaudited proforma results for the six months ended September 30, 2001 and 2000, assumes that the acquisition was completed on April 1, 1999:

	Six Months Ended September 30,

	Actual 2001	Proforma 2000

	(dollars in thousand)
Revenues	$246,968	$299,739
Net Earnings	$17,335	$35,936
Net Earnings per Diluted Share	$0.94	$1.94

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

(J)  The following components are included in interest income/expense, net:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,

	2001	2000	2001	2000

	(dollars in thousands)
Interest (Income)	$(1,075)	$(2,109)	$(2,116)	$(3,838)
Interest Expense	4,285	85	8,805	109
Other Expenses	325	0	605	0

Interest Expense (Income), net	$3,535	$(2,024)	$7,294	$(3,729)

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

(K)  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on April 1, 2001. The effect of the adoption of SFAS No. 133 had no impact on the Company’s operating earnings. The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of September 30, 2001, the Company has entered into two interest rate swaps, designated as cash flow hedges. The Company uses the hypothetical derivative method to assess the effectiveness of the cash flow hedges. Under this method, the actual swap will be recorded at fair value on the balance sheet, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of a “perfect” hypothetical derivative that would perfectly offset the hedged cash flows. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the actual swap over the cumulative change in the fair value of the “perfect” hypothetical swap. The Company’s cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive earnings. The effective portion that has been deferred in accumulated other comprehensive earnings will be reclassified to earnings when the hedged items impact earnings.

        On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire on August 30, 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the applicable margin on the Company's debt. During the three months ended September 30, 2001, the swap agreements resulted in approximately $0.2 million of additional interest expense. As of September 30, 2001, the fair value of the swap agreements was approximately ($2.3) million (($1.4) million loss net of tax).

(L)  Certain 2000 balances were reclassified to conform with the 2001 presentation.

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

        Cement reported all-time-high second quarter sales volume and Gypsum Wallboard and Paperboard returned to a profitable mode. However, CXP’s total net earnings for this year’s quarter declined due to lower Gypsum Wallboard pricing and interest expense versus interest income last year. CXP’s net earnings declined 43% to $11,880,000 for the second quarter this year from $20,951,000 for the same quarter last year. Revenues for the second quarter of fiscal 2002 were $129,545,000, up 13% from revenues of $114,876,000 for the same quarter last year. Diluted earnings per share for this year’s second quarter of $0.64 decreased 44% from $1.14 per share for the same quarter in fiscal 2001.

        For the six months ended September 30, 2001, CXP’s net earnings decreased 61% to $17,335,000 or $0.94 per diluted share from $44,241,000 or $2.39 per diluted share for the same period a year ago. Revenues for the current six months increased 7% to $246,968,000 from $229,941,000 for the same period in the prior fiscal year. The earnings decline resulted mostly from lower Gypsum Wallboard pricing, increased Concrete cost of sales, and net interest expense this year versus interest income last year.

        The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

	Cement (Ton)		Gypsum Wallboard (MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Quarter Ended Sept. 30	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Sales Volume(M)	720	689	504	363	54	0	187	238	1,274	1,129
Average Net Sales price(1)	$68.87	$68.24	$71.12	$100.52	$417.51	$0.00	$56.63	$53.29	$4.46	$4.19
Operating Margin(2)	$26.00	$25.15	$0.30	$31.91	$62.69	$0.00	$2.09	$8.67	$0.69	$0.36

	Cement (Ton)		Gypsum Wallboard (MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Six Months Ended Sept. 30	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Sales Volume(M)	1,393	1,314	975	706	104	0	414	447	2,419	2,034
Average Net Sales price(1)	$68.88	$68.35	$64.67	$113.94	$395.27	$0.00	$55.67	$53.03	$4.27	$4.22
Operating Margin(2)	$25.47	$24.06	$(5.85)	$43.47	$16.62	$0.00	$5.29	$8.87	$0.72	$0.36

(1)	As historically reported. Does not include freight and delivery costs billed to customers.
(2)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

        Cement revenues for the current quarter totaled $54,618,000, up 5% from $51,779,000 million for the same quarter in the prior year. Operating earnings for the current quarter were $18,721,000, a 8% increase over $17,325,000 for the same quarter last year. Increased sales volume and improved operating margins accounted for the net quarterly operating earnings gain. Sales volume of 720,000 tons for the quarter was 4 1/2% above the prior year’s quarter. The sales volume gain resulted from increased sales in all markets, except Texas. Purchased cement sales of 101,000 tons were 33,000 tons above prior year’s quarter. Demand continues to be strong in all of the Company’s cement markets, and the Company expects fiscal 2002 to be another “sold out” year. Total U.S. portland cement shipments of 61.9 million metric tons through July 2001 were 2% ahead of shipments for the same period last year. Average cement sales prices increased to $68.87 per ton from $68.24 per ton for the same quarter last year due to increased prices in the western markets offsetting pricing pressures in the Houston, Texas market. Cost of sales decreased slightly to $42.87 per ton.

        For the current six months, Cement revenues were $106,060,000 million, up 7% from $99,231,000 for the same period a year ago. Operating earnings from Cement for the six months ended September 30, 2001 were $35,477,000, up 12% from $31,620,000 for the similar period last year. The operating earnings gain resulted primarily from increased sales volume and higher operating margins. Cement sales volume of 1,393,000 tons for the current six months was 6% greater than sales volume for the first six months of fiscal 2001, mainly due to increased sales volume at the Nevada and Wyoming plants. Purchased cement sales volume of 148,000 tons were 33,000 tons higher than last year’s purchased cement sales volume. Average net sales price of $68.88 per ton was up $0.53 per ton mostly as a result of higher pricing in the western markets.

        Gypsum Wallboard revenues of $46,693,000 for the current quarter were level with last year’s same quarter revenues of $46,622,000. Operating earnings for the quarter were $152,000, down 99% from $11,580,000 for the same period last year. Increased sales volume offset by increased cost of sales and lower net sales prices resulted in the quarterly earnings decline. Sales volume of 504 million square feet (“MMSF”) for this year’s quarter was 39% greater than 363 MMSF sold during the prior year’s quarter. National wallboard consumption of 19.8 billion square feet for the first eight months of calendar 2001 was up 5% from last year’s consumption. The Company’s wallboard plants ran at approximately 80% of total capacity during the quarter. The Company’s average net sales price for the second quarter of fiscal 2002 declined to $71.12 per thousand board feet (“MSF”), 29% below $100.52 per MSF for the same quarter last year. The Company implemented several gypsum wallboard price increases during the quarter. The average net sales price for the month of September 2001 was $79.58/MSF.

        For the current six month period, Gypsum Wallboard revenues were $84,483,000, down 16% from $100,316,000 for the same period a year ago. Operating earnings from Gypsum Wallboard declined 119% to a $5,700,000 loss for the first six months of this fiscal year compared to a $30,680,000 profit for last year’s similar period. The operating earnings decline resulted from increased sales volume being offset by a 43% reduction in average net sales prices. Gypsum Wallboard sales volume for the current six months increased 38% to 975 MMSF due to production volume generated from the Duke Wallboard plant purchased in last year’s third quarter. Average net sales price of $64.67 per MSF for the current six months was $49.27 per MSF less than the prior year’s net sales price. Cost of sales of $70.82 per MSF for the current six months was level with prior year’s period.

        Paperboard reported revenues of $22,762,000 and an operating profit of $3,392,000 for the second quarter of fiscal 2002. The average net sales price of $417.51 per ton for the quarter was favorably impacted by the small percentage of low-priced off grade paper sales volume. Cost of sales of $354.82 per ton were negatively impacted by a $686,000 loss at the Denver mill. Included in other income is $140,000 of recycle paper center operating loss.

        For the current six months Paperboard reported revenues of $41,672,000 and operating earnings of $1,732,000. Earnings were adversely impacted early in the fiscal year by a large percentage of low-priced off grade paper sales volume to total sales volume and costs associated with idling the Denver mill on April 23, 2001 (the Denver mill reported a $2.1 million loss for the six months). The Denver mill’s production requirements were transferred to the Lawton, Oklahoma mill. Paperboard sales volume of 104,000 tons for the six months was negatively impacted by production curtailments at the Company’s Gypsum Wallboard plants during the prior quarter. The average net sales price of $395.27 per ton was negatively impacted by the large percentage of low-priced off grade paper sales volume early in the fiscal year. Included in other income is $329,000 of recycle paper center operating loss from shipments of 98,000 tons of reclaimed paper.

        Revenues from Concrete and Aggregates were $16,843,000 for the quarter, down 4% from $17,600,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings for the quarter of $1,269,000, down 49% from $2,473,000 for the same quarter last year. The earnings decline is attributable to a 76% reduction in Concrete sales volume operating margins partially offset by higher Aggregates sales volume and operating margins. Concrete earnings of $392,000 decreased 81% from last year’s comparable quarter mainly due to a 21% decrease in sales volume and a 76% decline in operating margins. Concrete sales volume for the quarter was 187,000 cubic yards, down 51,000 cubic yards for the same quarter last year. The decrease was primarily attributable to a decline in demand in the Austin, Texas market. The Company’s average Concrete net sales price of $56.63 per cubic yard for the quarter was 6% higher than $53.29 per cubic yard for the same quarter a year ago. Cost of sales of $54.54 per cubic yard increased 22% over the same quarter last year due to one-time costs associated with unanticipated extraordinary costs and a slowing Austin, Texas economy. Aggregates earnings of $877,000 for the current quarter increased 113% from the prior year’s quarter due to increased sales volume and a 92% improvement in operating margins. The Company’s Aggregates operation reported sales volume of 1,274,000 tons for the quarter, 13% above sales volume of 1,129,000 tons for the same quarter last year. The sales volume gain came mostly from the Austin, Texas operation. Aggregates net sales price of $4.46 per ton, increased 6% from $4.19 per ton for the same quarter last year. Cost of sales for the current quarter decreased $0.06 per ton to $3.77 per ton.

        For the current six months, Concrete and Aggregates revenues were $34,270,000 this fiscal year, up 4% from $32,827, 000 for the same period last year. Operating earnings were $3,937,000 for the six months this year, a 16% decline from $4,702,000 for the same period last year. Concrete earnings of $2,192,000 for the current six months declined 45% due to decreased sales volume and lower operating margins. Sales volume of 414,000 cubic yards for the first six months of fiscal 2002 were 7% below the prior year’s six month total due to decreased demand in Austin, Texas markets. Concrete net sales price of $55.67 per cubic yard was 5% above prior year’s six month net sales price. Concrete cost of sales increased 14% to $50.38 per cubic yard for this year’s six months due to unanticipated extraordinary costs and higher production expenses. Aggregates operating earnings of $1,745,000 for the six months this year were 137% above $736,000 earnings for the same period last year. Increased sales volume and a 100% improvement in operating margins resulted in the gain. Sales volume of 2,419,000 tons for the current six months improved 19% due mostly to increased sales at the Texas operation. Sales volume from the new Georgetown facility accounted for almost half of the increase. The average net sales price of $4.27 per ton for the current six months was 1% higher than the same period for the prior year. Cost of sales decreased 8% to $3.55 per ton for the current six months due to a greater percentage this year of lower cost Texas sales volume to total sales.

        Other income includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled waste paper income, trucking income, asset sales and other miscellaneous income and cost items.

        Net interest expense of $3,535,000 and $7,294,000 for the current quarter and six months, compares to net interest income of $2,024,000 and $3,729,000 for last year’s quarter and six months. On November 10, 2000 the Company utilized $150 million of cash on hand and incurred $280 million of new debt to complete the acquisition of the Strategic Assets.

Financial Condition

        On November 10, 2000, the Company’s $35 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325 million senior revolving credit facility. During the June 30, 2001 quarter, pursuant to an Amended and Restated Credit Agreement, the credit facility was amended to reduce the facility amount from $325 million to $275 million and to modify certain financial and other covenants (the “New Credit Facility”). The principal balance of the New Credit Facility matures on November 10, 2003. At September 30, 2001, the Company had $225.0 million outstanding under the New Credit Facility. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to; (i) LIBOR, plus an agreed margin (ranging from 100 to 275 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 175 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio, minimum tangible net worth, and limitations on dividends and capital expenditures.

        Also, on November 10, 2000, a subsidiary of the Company (the “Debtor Subsidiary”) assumed $100 million of 9.5% senior subordinated notes (the “Notes”) with a maturity date of July 15, 2008. Interest payments on the Notes are due on January 15 and July 15. The Notes are redeemable at the option of the Debtor Subsidiary, in whole or in part, at any time after July 15, 2003. Upon the acquisition of the Strategic Assets on November 10, 2000, the Debtor Subsidiary was required to commence a tender offer for the Notes at 101%. On December 20, 2000, $89,992,000 in principal amount of the Notes was tendered, leaving $10,008,000 outstanding. During the June 30, 2001 quarter, the Debtor Subsidiary commenced another tender offer for the Notes at 108.75%. On June 28, 2001, the Debtor Subsidiary purchased $9,498,000 in principal amount of the Notes, leaving $510,000 outstanding. Prior to the commencement of the second tender offer, the Debtor Subsidiary obtained the necessary consents from a majority of holders of the Notes to eliminate certain covenants and reporting requirements.

        On June 29, 2001 the Company entered into a $50 million trade receivable securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to the renewal of the 364-day bank commitment currently scheduled to terminate on June 28, 2002. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivables. The borrowed funds will be used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $29,536,000 outstanding under the Receivables Securitization Facility at September 30, 2001.

        The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. On July 19, 2001, the Company entered into two interest rate swap agreements which have the effect of converting a total notional amount of $100 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under these agreements. These agreements expire on August 30, 2003. At September 30, 2001, the Company recorded a net after-tax loss of $1.4 million to accumulated other comprehensive earnings for the change in fair value of these swap agreements.

        Based on its financial condition at September 30, 2001, CXP believes that its internally generated cash flow coupled with funds available under various credit facilities will enable CXP to provide adequately for its current operations and future growth. The Company was in compliance at September 30, 2001 and during the quarter with all the terms and covenants of its credit agreements.

        Working capital at September 30, 2001 was $40.9 million compared to $67.2 million at March 31, 2001. The decline resulted mainly from the combination of a $5.9 million increase in cash and a $7.5 million increase in accounts and notes receivables being offset by a $10.3 million decrease in inventories and a $29.5 million increase in notes payable.

        Cash and cash equivalents increased $5.9 million from March 31, 2001 to $14.6 million at September 30, 2001. The net cash used in or provided by the operating, investing, and financing activities for the six months ended September 30, 2001 and 2000 is summarized as follows:

	For The Six Months Ended
	September 30,

	2001	2000

	(dollars in thousands)
Net Cash (Used In) Provided by:
Operating Activities	$44,983	$64,700
Investing Activities	(14,139)	(6,236)
Financing Activities	(24,970)	(7,724)

Net Increase in Cash	$5,874	$50,740

        Cash provided by operating activities of $45.0 million for the current six months decreased $19.7 million compared to last year’s six month period due to the combination of a $26.9 million decline in net earnings, a $11.9 million decrease in working capital items partially offset by a $19.1 million increase in deferred tax liability and depreciation expense. Cash used for investing activities increased by $7.9 million over last year’s six month period due to the construction this year of the Georgetown secondary crushing plant. Cash used in financing activities for the current six months increased $17.2 million from last year’s six month period due to a $23.5 million decrease in total debt partially offset by a $6.2 million reduction in stock repurchases.

        Cash payments for income taxes totaled $0.50 million and $18.3 million for the first six months of fiscal 2002 and 2001, respectively. The effective tax rate for fiscal 2002 has been lowered to 33.4% from 35.6% in fiscal 2001 due primarily to a decrease in Texas franchise taxes and state income taxes.

Outlook

        Demand for the Company’s Cement, Gypsum Wallboard and Aggregates products remains strong. Concrete demand in the Austin, Texas market has declined and the slow down is expected to continue down for the remainder of the fiscal year. Cement prices have held steady and the Company has successfully implemented several gypsum wallboard price increases during the quarter. However, in light of weakening general economic conditions there can be no assurance that prices and demand for the Company’s products, including without limitation gypsum wallboard and cement, will continue to hold.

        The Company will report lower earnings for fiscal 2002 than it did for fiscal 2001. However, assuming stable Cement earnings, the Company’s earnings will be positively affected if Gypsum Wallboard price increases implemented during the second quarter hold and Cement and Gypsum Wallboard demand does not decline.

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

New Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

        For non-calendar year-end companies, early adoption of SFAS No. 142 can be made if an entity’s fiscal year begins after March 15, 2001, and its first interim period financial statements have not been issued. The Company elected to early adopt SFAS No. 142 and as a result, reported no goodwill amortization for the three and six month periods ended September 30, 2001.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement becomes effective April 2003. The Company has not determined the impact that the adoption of this statement will have on its financial statements.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitizations classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At September 30, 2001, the Company had approximately $254.5 million in variable rate debt ($225 million in bank debt and $29.5 million in notes payable under the Company's accounts receivable securitization program). On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire in August 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company's interest rate on that debt at 4.493%, plus the spread on the Company's debt. Accordingly, using the unhedged balance of the Company's variable rate debt as of September 30, 2001 of $154.5 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company's pre-tax earnings and cash flows would decrease by approximately $1.55 million for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company's pre tax earnings and cash flows would increase by approximately $1.55 million for such period. The Company does not utilize forward or option contacts on foreign currencies or commodities, or other types of derivative financial instruments.

        Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2001. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and Note (K) of this report.

Part II. Other Information

Item 4.        Submission of Matters to a Vote of Security Holders

        On July 17, 2001, CXP held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, Timothy R. Eller, Laurence E. Hirsch, Richard D. Jones, Jr., Michael R. Nicolais, David W. Quinn, and Harold K. Work were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

	Number of Shares

Name	For	Withheld

Robert L. Clarke	17,608,400	318,066
Timothy R. Eller	17,450,244	476,222
Laurence E. Hirsch	17,804,100	122,366
Richard D. Jones, Jr.	17,450,014	475,952
Michael R. Nicolais	17,827,508	98,458
David W. Quinn	17,802,492	123,474
Harold K. Work	17,828,260	98,206

Item 5.        Other Information

        The Company’s 2002 annual meeting of stockholders is scheduled to be held on July 16, 2002. In order to be considered for inclusion in the Company’s proxy material for that meeting, stockholder proposals must be received at the Company’s executive offices, addressed to the attention of the Secretary, not later than February 20, 2002.

        For any proposal that is not submitted for inclusion in the Company’s proxy material for the 2002 annual meeting of stockholders but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Securities Exchange Act of 1934 permits the Company’s management to exercise discretionary voting authority under proxies it solicits unless the Company is notified about the proposal on or before April 17, 2002, and the stockholder satisfies the other requirements of Rule 14a-4(c). However, except with respect to stockholder proposals included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the Company’s Bylaws provide that, to be considered at the 2002 annual meeting, a stockholder proposal must be submitted in writing and received by the Secretary at the executive offices of the Company during the period beginning on January 17, 2002 and ending April 17, 2002, and must contain the information specified by and otherwise comply with the Company’s Bylaws. Any stockholder wishing to receive a copy of the Company’s Bylaws should direct a written request to the Secretary at the Company’s principal executive offices.

Item 6.        Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

        All other items required under Part II are omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC. Registrant

November 12, 2001	By:	/s/ RICHARD D. JONES, JR. Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

November 12, 2001		/s/ ARTHUR R. ZUNKER, JR. Arthur R. Zunker, Jr. Senior Vice President and Treasurer (principal financial and chief accounting officer)