Form 10-Q
period 2001-12-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2002-01-30
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
December 31, 2001
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
Yes [] No [  ]

As of the close of business on January 25, 2002, 18,355,560 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

December 31, 2001

			Page

Part I	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended December 31, 2001 and 2000	2

		Consolidated Statements of Earnings for the Nine Months Ended December 31, 2001 and 2000	3

		Consolidated Statements of Comprehensive Earnings for the Three Months and Nine Months Ended December 31, 2001 and 2000	4

		Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001	5

		Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7-13

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES			22

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

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	December 31,

	2001	2000

REVENUES
Cement	$44,670	$44,024
Gypsum Wallboard	44,978	40,652
Paperboard	19,249	8,966
Concrete and Aggregates	11,791	14,685
Other, net	65	2,743
Less: Intersegment Sales	(8,003)	(5,775)

	112,750	105,295

COSTS AND EXPENSES
Cement	29,294	27,499
Gypsum Wallboard	42,186	40,044
Paperboard	15,766	9,151
Concrete and Aggregates	11,298	13,546
Less: Intersegment Purchases	(8,003)	(5,775)
Corporate General & Administrative	1,294	1,158
Interest Expense, net	3,488	1,533

	95,323	87,156

EARNINGS BEFORE INCOME TAXES	17,427	18,139
Income Taxes	5,837	6,603

NET EARNINGS	$11,590	$11,536

EARNINGS PER SHARE:
Basic	$0.63	$0.63

Diluted	$0.63	$0.63

AVERAGE SHARES OUTSTANDING:
Basic	18,354,896	18,325,677

Diluted	18,453,460	18,386,906

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Nine Months Ended	December 31,

	2001	2000

REVENUES
Cement	$150,730	$143,255
Gypsum Wallboard	129,461	140,968
Paperboard	60,921	8,966
Concrete and Aggregates	46,061	47,512
Other, net	473	3,935
Less: Intersegment Sales	(27,928)	(9,400)

	359,718	335,236

COSTS AND EXPENSES
Cement	99,877	95,110
Gypsum Wallboard	132,369	109,680
Paperboard	55,706	9,151
Concrete and Aggregates	41,631	41,671
Less: Intersegment Purchases	(27,928)	(9,400)
Corporate General & Administrative	3,791	3,520
Interest Expense (Income), net	10,782	(2,196)

	316,228	247,536

EARNINGS BEFORE INCOME TAXES	43,490	87,700
Income Taxes	14,565	31,923

NET EARNINGS	$28,925	$55,777

EARNINGS PER SHARE:
Basic	$1.58	$3.03

Diluted	$1.57	$3.02

AVERAGE SHARES OUTSTANDING:
Basic	18,348,995	18,428,547

Diluted	18,447,533	18,485,855

CASH DIVIDENDS PER SHARE	$0.15	$0.15

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(dollars in thousands)
(unaudited)

	Three Months
	Ended December 31,

	2001	2000

NET EARNINGS	$11,590	$11,536
OTHER COMPREHENSIVE EARNINGS BEFORE TAX:
Unrealized loss on Hedging Instruments	(200)	0
Unrealized gain on Investment in Securities	0	570

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	11,390	12,106
INCOME TAX RELATED TO OTHER ITEMS OF COMPREHENSIVE EARNINGS	70	(200)
RECLASSIFICATION ADJUSTMENT, NET OF TAX	0	(1,268)

COMPREHENSIVE EARNINGS	$11,460	$10,638

	Nine Months
	Ended December 31,

	2001	2000

NET EARNINGS	$28,925	$55,777
OTHER COMPREHENSIVE EARNINGS BEFORE TAX:
Unrealized loss on Hedging Instruments	(2,483)	0
Unrealized gain on Investment in Securities	0	4,703

COMPREHENSIVE EARNINGS BEFORE INCOME TAXES	26,442	60,480
INCOME TAX RELATED TO OTHER ITEMS OF COMPREHENSIVE EARNINGS	869	(1,646)
RECLASSIFICATION ADJUSTMENT, NET OF TAX	0	(1,268)

COMPREHENSIVE EARNINGS	$27,311	$57,566

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	December 31,	March 31,
	2001	2001

	(unaudited)	(*)
ASSETS
Current Assets –
Cash and Cash Equivalents	$14,448	$8,747
Accounts and Notes Receivable, net	57,503	92,619
Inventories	49,906	56,008

Total Current Assets	121,857	157,374

Property, Plant and Equipment –	795,975	781,713
Less Accumulated Depreciation	(222,809)	(198,380)

Property, Plant & Equipment, net	573,166	583,333
Notes Receivable, net	3,879	1,905
Goodwill and Other Intangible Assets	57,279	57,718
Other Assets	11,394	9,630

	$767,575	$809,960

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Accounts Payable and Accrued Liabilities	$80,667	$90,111
Notes Payable	22,762	0
Current Portion of Long-term Debt	80	80

Total Current Liabilities	103,509	90,191

Long-term Debt	183,450	278,748
Deferred Income Taxes	63,350	48,701
Stockholders’ Equity –
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,355,560 and 18,338,762 Shares, respectively	184	183
Capital in Excess of Par Value	15,001	14,614
Accumulated Other Comprehensive Earnings	(1,614)	0
Retained Earnings	403,695	377,523

Total Stockholders’ Equity	417,266	392,320

	$767,575	$809,960

(*) From Audited Financial Statements.
See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Nine Months Ended	December 31,

	2001	2000

Cash Flows from Operating Activities
Net Earnings	$28,925	$55,777
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	27,032	15,310
Deferred Income Tax Provision	15,518	11,768
Decrease in Accounts and Notes Receivable	33,142	15,324
Decrease in Inventories	6,102	802
Decrease in Accounts Payable and Accrued Liabilities	(11,922)	(6,047)
(Increase) Decrease in Other, net	(2,264)	7,818
Increase in Income Taxes Payable	0	1,696

Net Cash Provided by Operating Activities	96,533	102,448

Cash Flows from Investing Activities
Acquisition of Net Assets	0	(342,200)
Property, Plant and Equipment Additions, net	(15,931)	(8,682)

Net Cash Used in Investing Activities	(15,931)	(350,882)

Cash Flows from Financing Activities
(Reduction) Addition to Long-term Debt	(85,800)	262,600
Addition to Notes Payable	22,762	0
Payment of Subordinated Debt	(9,498)	(89,992)
Dividends Paid to Stockholders	(2,753)	(2,774)
Retirement of Common Stock	0	(6,198)
Proceeds from Stock Option Exercises	388	383

Net Cash (Used in) Provided by Financing Activities	(74,901)	164,019

Net Increase (Decrease) in Cash and Cash Equivalents	5,701	(84,415)
Cash and Cash Equivalents at Beginning of Period	8,747	96,170

Cash and Cash Equivalents at End of Period	$14,448	$11,755

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2001

(A) A summary of changes in stockholders’ equity is presented below.

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Earnings	Total

	(dollars in thousands)
Balance March 31, 2000	$186	$20,302	$321,773	$(1,789)	$340,472
Net Earnings	0	0	59,429	0	59,429
Stock Option Exercises	0	507	0	0	507
Dividends To Stockholders	0	0	(3,679)	0	(3,679)
Other Comprehensive Earnings	0	0	0	1,789	1,789
Retirement of Common Stock	(3)	(6,195)	0	0	(6,198)

Balance March 31, 2001	183	14,614	377,523	0	392,320
Net Earnings	0	0	28,925	0	28,925
Stock Option Exercises	1	387	0	0	388
Dividends To Stockholders	0	0	(2,753)	0	(2,753)
Other Comprehensive Earnings	0	0	0	(1,614)	(1,614)

Balance December 31, 2001	$184	$15,001	$403,695	$(1,614)	$417,266

(B) Inventories:

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	Dec. 31, 2001	March 31, 2001

	(dollars in thousands)
Raw Materials and Material-in-Progress	$11,729	$14,741
Finished Cement	5,787	4,775
Gypsum Wallboard	6,111	7,743
Paperboard	2,939	5,394
Aggregates	2,528	2,686
Repair Parts and Supplies	20,044	19,789
Fuel and Coal	768	880

	$49,906	$56,008

(C) Earnings Per Share

     The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards, SFAS No. 128, “Earnings Per Share”. Basic earnings per share are computed using the average number of common shares outstanding in each of the three and nine month periods ended December 31, 2001 and 2000. Diluted earnings per share for the periods ended December 31, 2001 and 2000 assume the dilutive impact of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 546,000 shares at an average price of $35.61 and 560,000 shares at an average price of $35.65 for the three months and nine months ended December 31, 2001, respectively. All anti-dilutive options have expiration dates ranging from April 2008 to January 2011.

(D) Revenue Recognition

     During fiscal 2001, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Costs” (“EITF 00-10”), which provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the costs incurred by the seller for shipping and handling be classified as an expense. Historically, certain amounts the company billed for shipping and handling have been shown as an offset to shipping costs which are recorded in cost of goods sold in the accompanying Consolidated Statements of Income. There was no impact to the Company’s income from operations or net income as a result of the adoption of EITF 00-10. Prior-year financial statements have been restated to conform to the requirements of EITF 00-10. The amount of billed shipping and handling costs reclassified from cost of goods sold to net sales in the accompanying consolidated statements of income were $14.7 million and $15.1 million for the quarter ended December 31, 2001 and 2000 and $47.6 million and $44.9 million for the nine months ended December 31, 2001 and 2000, respectively.

(E) Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted, effective April 1, 2001. SFAS No. 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step is to identify potential impairment by determining whether the carrying amount of a reporting segment exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. During the quarter ended September 30, 2001, the Company completed the first step of the impairment assessment and determined that the fair value of its reporting segments exceeds their carrying amounts. There have been no material changes in the carrying amount of the Company’s goodwill during the quarter ended December

31, 2001. Identifiable intangible assets subject to amortization are immaterial for purposes of disclosure.

     The proforma adoption of SFAS No. 142 for the three and nine month periods ended December 31, 2000 would have resulted in an increase in net earnings of $78,000 with no change in both basic and diluted earnings per share. The acquisition of the Strategic Assets resulted in the recording of the Company’s goodwill occurred in the middle of last year’s third quarter.

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

     The following table sets forth certain business segment information:

	For The Three Months		For The Nine Months
	Ended December 31,		Ended December 31,

	2001	2000	2001	2000

	(dollars in thousands)
Revenues (External Customers):
Cement	$43,714	$42,550	$146,404	$138,456
Gypsum Wallboard	44,978	40,652	129,461	140,968
Paperboard	12,326	4,805	37,728	4,805
Concrete and Aggregates	11,667	14,545	45,652	47,072
Other, net	65	2,743	473	3,935

	$112,750	$105,295	$359,718	$335,236

Intersegment Sales:
Cement	$956	$1,474	$4,326	$4,799
Paperboard	6,923	4,161	23,193	4,161
Concrete and Aggregates	124	140	409	440

	$8,003	$5,775	$27,928	$9,400

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(dollars in thousands)
Operating Income (Loss):
Cement	$15,376	$16,525	$50,853	$48,145
Gypsum Wallboard	2,792	608	(2,908)	31,288
Paperboard	3,483	(185)	5,215	(185)
Concrete and Aggregates	493	1,139	4,430	5,841
Other, net	65	2,743	473	3,935

Total	22,209	20,830	58,063	89,024
Corporate General and Administrative	(1,294)	(1,158)	(3,791)	(3,520)
Interest (Expense) Income, net	(3,488)	(1,533)	(10,782)	2,196

Earnings Before Income Taxes	$17,427	$18,139	$43,490	$87,700

     Total assets by segment are as follows:

	Dec. 31, 2001	March 31, 2001

	(dollars in thousands)
Cement	$139,323	$145,696
Gypsum Wallboard	353,543	365,679
Paperboard	218,483	245,789
Concrete and Aggregates	38,958	33,233
Corporate and Other	17,268	19,563

	$767,575	$809,960

     The decrease in Paperboard assets is due to payment on a note receivable, lower trade receivables and inventory balances, and depreciation exceeding capital additions. The increase in Concrete and Aggregates assets resulted primarily from the construction of the Georgetown secondary crushing plant. Corporate and Other assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets.

(G) Comprehensive Earnings

     Comprehensive earnings are defined as the total of net income and all other non-owner changes in equity. Securities that are classified as available-for-sale are stated at market value as determined by the most recently traded price at the balance sheet date. The unrealized loss on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (K) of this Report. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Earnings.”

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

     Pursuant to the purchase agreement, the Purchasers paid aggregate consideration consisting of (1) $338,200,000 in cash, plus (2) the assumption by the subsidiary of $100,000,000 of 9.5% senior subordinated notes due in 2008.

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

(dollars in thousands)

Cash Consideration Paid
CXP Cash	$150,000
Bank Borrowings	188,200

338,200
Transaction Costs	4,000
Subordinated Debt Assumed	100,000

Total Consideration	442,200
Liabilities Assumed	24,358

466,558
Fair Value of Property, Plant, Equipment, Inventory, Receivables and Other Misc. Assets	(407,701)

Goodwill and Other Intangible Assets	$58,857

     The following unaudited proforma results for the nine months ended December 31, 2000 assumes that the acquisition was completed on April 1, 1999:

	Nine Months Ended December 31,

	Actual 2001	Proforma 2000

	(dollars in thousand)
Revenues	$359,718	$414,489
Net Earnings	$28,925	$43,430
Net Earnings per Diluted Share	$1.57	$2.35

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

(J) The following components are included in interest income/expense, net:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,

	2001	2000	2001	2000

	(dollars in thousands)
Interest (Income)	$(482)	$(1,811)	$(2,598)	$(5,649)
Interest Expense	3,540	3,287	12,345	3,396
Other Expenses	430	57	1,035	57

Interest Expense (Income), net	$3,488	$1,533	$10,782	$(2,196)

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the assumed subordinated debt, the new bank credit facility, the accounts receivable securitization facility and commitment fees based on the unused portion of the new bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.

(K)  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on April 1, 2001. The effect of the adoption of SFAS No. 133 had no impact on the Company’s operating earnings. The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Company has entered into two interest rate swaps, designated as cash flow hedges. The Company uses the hypothetical derivative method to assess the effectiveness of the cash flow hedges. Under this method, the actual swap will be recorded at fair value on the balance sheet, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of a “perfect” hypothetical derivative that would perfectly offset the hedged cash flows. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the actual swap over the cumulative change in the fair value of the “perfect” hypothetical swap. The Company’s cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive earnings. The effective portion that has been deferred in accumulated other comprehensive earnings will be reclassified to earnings when the hedged items impact earnings.

     On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire on August 30, 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the applicable margin on the Company’s debt. During the three months and nine months ended December 31, 2001, the swap agreements resulted in approximately $363,000 and $520,000, respectively, of additional interest expense. As of December 31, 2001, the fair value of the swap agreements was approximately ($2.5) million (($1.6) million loss net of tax).

(L)  Certain fiscal 2001 balances were reclassified to conform with the fiscal 2002 presentation.

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Cement, Gypsum Wallboard, and Paperboard reported all time high third quarter sales volumes. CXP’s total net earnings for this year were up slightly due to increased operating earnings and a lower effective tax rate this year, partially offset by increased interest expense. CXP’s net earnings of $11,590,000 for the third quarter this year were up $54,000 from $11,536,000 for the same quarter last year. Revenues for the third quarter of fiscal 2002 were $112,750,000, up 7% from revenues of $105,295,000 for the same quarter last year. Diluted earnings per share for this year’s third quarter of $0.63 were even with $0.63 per share for the same quarter in fiscal 2001.

     For the nine months ended December 31, 2001, CXP’s net earnings declined 48% to $28,925,000 or $1.57 per diluted share from $55,777,000 or $3.02 per diluted share for the same period a year ago. Revenues for the current nine months increased 7% to $359,718,000 from $335,236,000 for the same period in the prior fiscal year. The earnings decline resulted mostly from lower Gypsum Wallboard pricing, increased Concrete cost of sales, reduced other income, and net interest expense this year versus interest income last year.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

	Cement (Ton)		Gypsum Wallboard (MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Quarter Ended Dec. 31	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Sales Volume(M)	602	587	437	392	48	24	127	175	937	1,160
Average Net Sales price(1)	$66.89	$67.46	$80.46	$78.08	$403.38	$374.91	$56.66	$55.08	$4.45	$4.07
Operating Margin(2)	$25.55	$28.15	$6.39	$1.55	$72.99	$(7.84)	$0.85	$4.54	$0.41	$0.30

	Cement (Ton)		Gypsum Wallboard (MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Nine Months Ended Dec. 31	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Sales Volume(M)	1,995	1,901	1,412	1,098	152	24	541	622	3,356	3,194
Average Net Sales price(1)	$68.28	$68.07	$69.56	$101.13	$397.82	$374.91	$55.90	$53.60	$4.32	$4.16
Operating Margin(2)	$25.50	$25.32	$(2.06)	$28.50	$34.32	$(7.84)	$4.25	$7.65	$0.63	$0.34

(1)	As historically reported. Does not include freight and delivery costs billed to customers.
(2)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

     Cement revenues for the current quarter totaled $44,670,000, up 1% from $44,024,000 for the same quarter in the prior year. Operating earnings for the current quarter were $15,376,000, a 7% decrease from $16,525,000 for the same quarter last year. Lower operating margins on increased sales volume accounted for the quarterly operating earnings decline. Sales volume of 602,000 tons for the quarter was 3% above the prior year’s quarter. The sales volume gain resulted from increased sales in all markets, except Nevada. Purchased cement sales of 78,000 tons were 43,000 tons above the prior year’s quarter. Demand continues to be strong in all of the Company’s cement markets, and the Company expects fiscal 2002 to be another “sold out” year. Total U.S. portland cement shipments of 103.4 million metric tons through November 2001 were 2% ahead of shipments for the same period last year. Cement imports through November 2001 were 23.4 million metric tons, 10% below prior year’s same period imports. Average cement sales prices decreased slightly to $66.89 per ton from $67.46 per ton for the same quarter last year due to reduced pricing in the Illinois and Texas markets partially offset by increased prices in the western markets. Cost of sales were up $2.03 per ton to $41.34 per ton due to increased manufacturing cost and the 123% increase in higher costing purchased cement sales volume.

     For the current nine months, Cement revenues were $150,730,000 million, up 5% from $143,255,000 for the same period a year ago. Operating earnings from Cement for the nine months ended December 31, 2001 were $50,853,000, up 6% from $48,145,000 for the same period last year. The operating earnings gain resulted primarily from increased sales volume and slightly higher operating margins. Cement sales volume of 1,995,000 tons for the current nine months was 5% greater than sales volume for the first nine months of fiscal 2001, mainly due to increased sales volume at the Nevada and Wyoming plants. Purchased cement sales volume of 227,000 tons was 46% greater than last year’s purchased cement sales volume with almost all of the increase in the western markets. Average net sales price of $68.28 per ton was up $0.21 per ton mostly as a result of higher pricing in the western markets being partially offset by lower pricing in the Texas market.

     Gypsum Wallboard revenues of $44,978,000 for the current quarter were 11% greater than last year’s same quarter revenues of $40,652,000. Operating earnings for the quarter were $2,792,000, up 359% over $608,000 for the same period last year. Increased sales volume, decreased cost of sales, and higher net sales prices resulted in the quarterly earnings gain. Sales volume of 437 million square feet (“MMSF”) for this year’s quarter was 11% greater than the 392 MMSF sold during the prior year’s quarter. The sales volume gain for both the quarter and nine months came from sales at the Oklahoma wallboard plant that was acquired during the middle of last year’s third quarter reduced by lower shipments from CXP’s other wallboard plants. The Company’s wallboard plants ran at approximately 67% of total capacity during the quarter compared to 76% capacity for last year’s quarter. National wallboard consumption of 29.3 billion square feet for Calendar 2001 was up 4.1% from last year’s consumption and was an all-time-high. The Company’s average net sales price for the third quarter of fiscal 2002 increased 3% to $80.46 per thousand board feet (“MSF”), from $78.08 per MSF for the same quarter last year. Although net sales prices for this year’s third quarter were above net sales prices for the same quarter last year, the Company experienced some softening in prices late in the quarter. The average net sales price for the month of December 2001 was $79.04 per MSF. Cost of sales of $74.07 per MSF decreased 3% from last year’s quarter cost of sales due to lower energy costs being partially offset by the reduced production volume impact on fixed costs.

     For the current nine month period, Gypsum Wallboard revenues were $129,461,000, down 8% from $140,968,000 for the same period a year ago. Operating earnings from Gypsum Wallboard declined 109% to a $2,908,000 loss for the first nine months of this fiscal year compared to a $31,288,000 profit for the same period last year. The operating earnings decline resulted from increased sales volume being offset by a 31% reduction in average net sales prices. Gypsum Wallboard sales volume for the current nine months increased 29% to 1,412 MMSF. Average net sales price of $69.56 per MSF for the current nine months was $31.57 per MSF or 31% below prior year’s net sales price. Cost of sales of $71.62 per MSF for the current nine month period was level with prior year’s period.

     Paperboard reported revenues of $19,249,000 and an operating profit of $3,483,000 for the third quarter of fiscal 2002 compared to revenues of $8,966,000 and an operating loss of $185,000 for last year’s third quarter. The Paperboard operations were acquired during the middle of last year’s third quarter. The average net sales price of $403.38 per ton for the quarter is up 8% from $374.91 per ton for last year’s third quarter. This year’s third quarter net sales price was favorably impacted by the smaller percentage this year of lower-priced off grade paper sales volume. Cost of sales of $330.39 per ton declined 14% from last year’s third quarter due to reduced energy costs and better plant operating efficiencies. Included in other income is $117,000 of recycled paper center operating losses.

     For the current nine months Paperboard reported revenues of $60,921,000 and operating earnings of $5,215,000 compared to revenues of $8,966,000 and an operating loss of $185,000 last year. Earnings were adversely impacted early in this fiscal year by costs associated with idling the Denver mill on April 23, 2001 (the Denver mill reported a $2.1 million loss for the current nine months). Paperboard sales volume of 152,000 tons for the nine months has been negatively impacted by production curtailments at the Company’s and customers’ gypsum wallboard plants during the past two quarters. This year’s average net sales price of $397.82 per ton increased 6% from last year’s nine months average net sales price of $374.91 per ton. Last year’s average net sales price was negatively impacted by the large percentage of lower-priced off grade paper sales. Included in other income is $447,000 of recycled paper center operating losses from shipments of 138,000 tons of reclaimed paper.

     Revenues from Concrete and Aggregates were $11,791,000 for the quarter, down 20% from $14,685,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings of $493,000 for the quarter, down 57% from $1,139,000 for the same quarter last year. The earnings decline is attributable to lower Concrete and Aggregates sales volumes and reduced Concrete operating margins partially offset by increased Aggregates operating margins. Concrete operating earnings of $108,000 decreased 86% from last year’s comparable quarter mainly due to a 27% decrease in sales volume and a 81% decline in operating margins. Concrete sales volume for the quarter was 127,000 cubic yards, down 48,000 cubic yards for the same quarter last year. The decrease was primarily attributable to decreased demand in the Austin, Texas market. The Company’s average Concrete net sales price of $56.66 per cubic yard for the quarter was 3% higher than $55.08 per cubic yard for the same quarter a year ago. The net sales price gain resulted from higher sales prices in the California market. Cost of sales of $55.81 per cubic yard increased 10% over the same quarter last year due to increased materials and operating costs. Aggregates earnings of $385,000 for the current quarter increased 12% from the prior year’s quarter due to a 37% improvement in operating margins partially offset by a 19% decline in sales volume. The Company’s Aggregates operation reported sales volume of 937,000 tons for the quarter, 223,000 tons below sales volume of 1,160,000 tons for the same quarter last year. The sales volume decline came mostly from reduced demand in the Austin, Texas operation. Aggregates net sales price of $4.45 per ton, increased 9% from $4.07 per ton for the same quarter last year. Cost of sales for the current quarter increased $0.27 per ton to $4.04 per ton due to increased production costs at the Austin, Texas operation and product mix.

     For the current nine months, Concrete and Aggregates revenues were $46,061,000, down 3% from $47,512,000 for the same period last year. Operating earnings were $4,430,000 for the nine months this year, a 26% decline from $5,841,000 for the same period last year. Concrete earnings of $2,300,000 for the current nine months declined 52% due to decreased sales volume and lower operating margins. Sales volume of 541,000 cubic yards for the first nine months of fiscal 2002 was 13% below the prior year’s nine month total due primarily to decreased demand in the Austin, Texas market. Concrete net sales price of $55.90 per cubic yard was 4% above the prior year’s nine month net sales price. Concrete cost of sales increased 12% to $51.65 per cubic yard for this year’s nine months due to unanticipated extraordinary costs and higher material and production costs. Aggregates operating earnings of $2,130,000 for the nine months this year were 97% above $1,081,000 earnings for the same period last year. Increased sales volume and an 85% improvement in operating margins resulted in the gain. Sales volume of 3,356,000 tons for the current nine months improved 5% due mostly to increased sales at the Texas operation. The average net sales price of $4.32 per ton for the current nine months was 4% higher than the same period for the prior year. Cost of sales decreased 3% to $3.69 per ton for the current nine months mostly due to a greater percentage this year of lower cost Texas sales volume to total sales.

     Other income includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled waste paper income, trucking income, asset sales and other miscellaneous income and cost items. Included in other income for last year’s third quarter is a gain of $1.9 million arising from the disposition of investment securities owned by the Company.

     Net interest expense of $3,488,000 and $10,782,000 for the current quarter and nine months, compares to net interest expense of $1,533,000 for last year’s quarter and net interest income of $2,196,000 for the first nine months last year. On November 10, 2000 the Company utilized $150 million of cash on hand and incurred $280 million of new debt to complete the acquisition of the Strategic Assets.

     The effective tax rate for fiscal 2002 has been lowered to 33.5% from 35.6% in fiscal 2001 due primarily to a decrease in franchise and state income taxes.

Financial Condition

     On November 10, 2000, the Company’s $35 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325 million senior revolving credit facility. During the quarter ended June 30, 2001 quarter, pursuant to an Amended and Restated Credit Agreement, the credit facility was amended to reduce the facility amount from $325 million to $275 million and to modify certain financial and other covenants (the “New Credit Facility”). The principal balance of the New Credit Facility matures on November 10, 2003. At December 31, 2001, the Company had $182,700,000 outstanding under the New Credit Facility. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 275 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 175 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio, minimum tangible net worth, and limitations on dividends and capital expenditures.

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

     On June 29, 2001 the Company entered into a $50 million trade receivable securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to the renewal of the 364-day bank commitment currently scheduled to terminate on June 28, 2002. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The borrowed funds will be used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $22,762,000 outstanding under the Receivables Securitization Facility at December 31, 2001.

     The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. On July 19, 2001, the Company entered into two interest rate swap agreements which have the effect of converting a total notional amount of $100.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under these agreements. These agreements expire on August 30, 2003. At December 31, 2001, the Company has recorded a cumulative net after-tax loss of $1.6 million to accumulated other comprehensive earnings for the change in fair value of these swap agreements.

     Based on its financial condition at December 31, 2001, CXP believes that its internally generated cash flow coupled with funds available under various credit facilities will enable CXP to provide adequately for its current operations and future growth. The Company was in compliance at December 31, 2001 and during the quarter and nine months with all the terms and covenants of its credit agreements.

     Working capital at December 31, 2001 was $18.3 million compared to $67.2 million at March 31, 2001. The decline resulted mainly from the $5.7 million increase in cash and $9.4 million decrease in accounts payable offset by the $6.1 million decrease in inventories, $35.1 million decrease in accounts and notes receivable, and $22.8 million increase in notes payable resulting from the Receivables Securitization Facility.

     Cash and cash equivalents increased $5.7 million from March 31, 2001 to $14.4 million at December 31, 2001. The net cash provided by or used in the operating, investing, and financing activities for the nine months ended December 31, 2001 and 2000 is summarized as follows:

	For The Nine Months Ended
	December 31,

	2001	2000

	(dollars in thousands)
Net Cash Provided by (Used In):
Operating Activities	$96,533	$102,448
Investing Activities	(15,931)	(350,882)
Financing Activities	(74,901)	164,019

Net Increase (Decrease) in Cash	$5,701	$(84,415)

     Cash provided by operating activities of $96.5 million for the current nine months declined $5.9 million compared to last year’s nine month period due to a $26.9 million decline in net earnings being partially offset by a $5.5 million decrease in working capital items and a $15.5 million increase in deferred tax liability and depreciation expense. Cash used for investing activities decreased by $335.0 million compared to last year’s nine month period due mostly to the $342.2 million Strategic Assets purchase in last year’s third quarter. Cash used in financing activities for the current nine months decreased $238.9 million compared to last year’s nine month period due to a $245.2 million decrease in total debt incurrence to fund the Strategic Assets acquisition and the retirement of $6.2 million of common stock last year.

     Cash payments for income taxes totaled $0.50 million and $15.8 million for the first nine months of fiscal 2002 and 2001, respectively. The decline in cash tax payments this year is attributable to the significant increase in tax depreciation over book depreciation as a result of the Strategic Assets purchase during last year’s third quarter.

Outlook

     CXP’s Cement prices are stable and demand remains at a high level. Concrete volume in certain markets are being affected by weakening economic conditions. Wallboard prices have improved markedly during the last few months; however, some seasonal softness in Wallboard prices is currently being experienced. Longer term, the level of Wallboard demand and prices will be determined by the strength of the housing market and other general economic conditions. Paperboard operations are benefiting from increasing production efficiencies and stable pricing. However, in light of weakening general economic conditions there can be no assurance that prices and demand for the Company’s products, including without limitation gypsum wallboard and cement, will continue to hold at current levels.

     CXP will report lower earnings for fiscal 2002 than for fiscal 2001. In the future, the Company should benefit from improved performance at all of its operations.

Purchase of Strategic Assets

     On November 10, 2000 the Company acquired the Strategic Assets. The purchase price was $442 million (which included the assumption by a subsidiary of $100 million of subordinated debt plus accrued interest). Funding came from cash on hand and borrowings under a new $325 million Senior Credit Facility entered into during November 2000.

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

     For non-calendar year-end companies, early adoption of SFAS No. 142 can be made if an entity’s fiscal year began after March 15, 2001, and its first interim period financial statements had not been issued. The Company elected to early adopt SFAS No. 142 and as a result, reported no goodwill amortization for the three and nine month periods ended December 31, 2001.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transaction.” SFAS No. 144 will be effective for the Company on April 1, 2002, and the Company is currently evaluating the effects this statement will have on its financial position and results of operations.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitizations classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At December 31, 2001, the Company had approximately $205.5 million in variable rate debt ($182.7 million in bank debt and $22.8 million in notes payable under the Company’s accounts receivable securitization program). On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire in August 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the spread on the Company’s debt. Accordingly, using the unhedged balance of the Company’s variable rate debt as of December 31, 2001 of $105.5 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $1.05 million for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $1.05 million for such period. The Company does not utilize forward or option contacts on foreign currencies or commodities, or other types of derivative financial instruments.

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

CENTEX CONSTRUCTION PRODUCTS, INC. Registrant

January 28, 2002	By:	/s/ RICHARD D. JONES, JR. Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

January 28, 2002		/s/ ARTHUR R. ZUNKER, JR. Arthur R. Zunker, Jr. Senior Vice President and Treasurer (principal financial and chief accounting officer)