Form 10-K
period 2002-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2002-06-24
CIK 918646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2002

Commission File No. 1-12984

CENTEX CONSTRUCTION PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

75-2520779
(I.R.S. Employer Identification No.)

2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive offices)

(214) 981-5000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. .

     The aggregate market value of the Centex Construction Products, Inc. common stock held by non-affiliates of the registrant on June 9, 2002 was approximately $253 million.

     Indicate the number of shares of the registrant’s classes of common stock (or other similar equity securities) outstanding as of the close of business on June 19, 2002:

Common Stock	18,544,987 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, and III, of this Report:

     (a)  2002 Annual Report to Stockholders of Centex Construction Products, Inc. for the fiscal year ended March 31, 2002.

     (b)  Proxy statement for the Annual Meeting of Stockholders of Centex Construction Products, Inc. to be held on July 16, 2002.

PART I

ITEM 1. BUSINESS

General

     Centex Construction Products, Inc. (“CXP” or the “Company”) is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. CXP is a holding company and the businesses of the consolidated group are conducted through CXP’s subsidiaries. Unless the context indicates to the contrary, the terms “CXP” and the “Company” as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company produces and sells cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly-owned subsidiary of Centex Corporation (“Centex”). On April 19, 1994, the Company completed an Initial Public Offering (“IPO”) of 51% of its common stock. As a result of the IPO, Centex’s ownership of the Company was reduced to 49%. The Company’s common stock (“CXP Common Stock”) began trading publicly on the New York Stock Exchange on April 19, 1994. As of June 19, 2002, 18,544,987 shares of CXP Common Stock were outstanding.

     As a result of repurchases by CXP of its common stock from the public since fiscal year 1997, and certain purchases of CXP common stock by Centex from the public, Centex owned approximately 65.2% of the outstanding shares of CXP Common Stock at March 31, 2002.

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

     On November 10, 2000 the Company acquired certain selected strategic assets (the “Strategic Assets Purchase”). The purchase price was $342.2 million in cash plus the assumption by a subsidiary of $100 million of subordinated debt. The principal strategic assets acquired were: a gypsum wallboard plant with 1.1 billion square feet of capacity located at Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; a 220,000 ton-per-year lightweight recycled paperboard mill in Lawton, Oklahoma; a 50,000 ton-per-year recycled paperboard mill located in Commerce City, Colorado; and three recycled paper fiber collection sites. The gypsum wallboard operations are operated by CXP’s American Gypsum Company located in Albuquerque, New Mexico. The paperboard operations are located in Lawton, Oklahoma and focus primarily on the gypsum wallboard paper business.

Industry Segment Information

     The following table presents revenues and earnings before interest and income taxes contributed by each of the Company’s industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note E of the Notes to the Consolidated Financial Statements of CXP on pages 27, 28 and 29 of CXP’s Annual Report to Stockholders for the fiscal year ended March 31, 2002 (the “2002 CXP Annual Report”). The contribution from assets acquired in the Strategic Assets Purchase only include results from the date of acquisition.

	For the Fiscal Years Ended March 31,

	2002	2001	2000	1999	1998

	(dollars in millions)
Contribution to Revenues(1):
Cement	$183.2	$178.8	$175.4	$168.5	$158.2
Gypsum Wallboard	183.5	187.3	244.2	170.9	147.3
Paperboard	84.3	31.5	—	—	—
Concrete and Aggregates	57.6	61.1	55.9	47.3	42.6
Other, net	(0.4)	3.7	1.2	1.7	1.9

	508.2	462.4	467.8	388.4	350.0
Less: Intersegment Sales	(37.1)	(21.3)	(6.3)	(6.5)	(5.7)

Total Net Revenues	$471.1	$441.1	$470.5	$381.9	$344.3

	For the Fiscal Years Ended March 31,

	2002	2001	2000	1999	1998

	(dollars in millions)
Contribution to Operating Earnings:
Cement	$60.2	$59.6	$53.0	$56.8	$48.1
Gypsum Wallboard	4.6	27.1	107.6	56.6	35.8
Paperboard	10.0	1.4	—	—	—
Concrete and Aggregates	4.4	7.5	9.3	7.4	4.5
Other, net	(0.4)	3.7	1.2	1.7	1.9

	78.8	99.3	171.1	122.5	90.3
Corporate Overhead	(5.5)	(4.7)	(4.7)	(4.4)	(3.8)

Total Earnings Before Interest and Income Taxes	$73.3	$94.6	$166.4	$118.1	$86.5

(1)	The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, during Fiscal Year 2001. As a result of this adoption, net revenues prior to Fiscal Year 2001 have been restated to include freight and delivery costs billed to customers. Previously such billings were offset against corresponding expenses in cost of sales.

     Revenues for the past three years from each of the Company’s business segments, expressed as a percentage of total consolidated net revenues, were as follows:

	Percentage of Total Consolidated Net Revenues

	2002	2001	2000

Segment:
Cement	37.8%	39.1%	36.0%
Gypsum Wallboard	39.0%	42.5%	51.9%
Paperboard	11.2%	3.9%	—
Concrete and Aggregates:
Readymix Concrete	8.0%	9.8%	8.8%
Aggregates	4.1%	3.9%	3.0%

	12.1%	13.7%	11.8%
Other, net	(0.1%)	0.8%	0.3%

Total Consolidated Net Revenues	100.0%	100.0%	100.0%

Cement Operations

     Company Operations. The Company’s cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership owned 50% by the Company and 50% by Lehigh Portland Cement Company, a subsidiary of Heidelberg Cement AG. The LaSalle, Illinois plant is owned by Illinois Cement Company, a joint venture owned 50% by the Company and 50% by RAAM Limited Partnership, a partnership controlled by members of the Pritzker family. The Company receives a management fee of $150,000 per year to manage the Illinois joint venture. The Company’s Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

     Cement is the basic binding agent for concrete, a primary construction material. The manufacture of portland cement primarily involves the extracting, crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to the consistency of face powder to produce finished cement. Clinker can be produced utilizing either of two basic methods, a “wet” or a “dry” process. In the wet process, the raw materials are mixed with water to take advantage of the greater ease in the handling and mixing of the raw materials. However, additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either preheater plants, in which hot air is recycled from the rotary kiln to preheat materials, or are precalciner plants, in which separate burners are added to accomplish a significant portion of the chemical reaction prior to the introduction of the raw materials into the rotary kiln. As fuel is a major cost component in the production of clinker, most modern cement plants, including all four of the plants operated by the Company, incorporate the more fuel-efficient dry process technology. At present, approximately 80% of the Company’s net clinker capacity is from preheater or preheater/precalciner kilns, compared to approximately 60% of U.S. cement capacity manufactured from such kilns. The following table sets forth certain information regarding these plants:

					Estimated
	Rated Annual				Minimum
	Clinker				Limestone
	Capacity	Manufacturing	Number of	Dedication	Reserves
Location	(M short tons)(1)	Process	Kilns	Date	(Years)

Buda, Tx(2)	1,250	Dry — 4 Stage	1	1978	60
		Preheater		1983
		Flash Calciner
LaSalle, Il(2)	640	Dry — 4 Stage	1	1974	30
		Preheater
Laramie, Wy	670	Dry — 2 Stage	1	1988	30
		Preheater	1	1996
		Dry — Long
		Dry Kiln
Fernley, Nv	515	Dry — Long	1	1964	15
		Dry Kiln	1	1969
		Dry — 1 Stage
		Preheater

Total — Gross(3)	3,075

Total — Net(3)(4)	2,130

(1)	One short ton equals 2,000 pounds.

(2)	The amounts shown represent 100% of plant capacity and production. Each of these plants is owned by a separate partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partners’ 50% interest.

     The Company’s net cement production, excluding the partners’ 50% interest in the Buda and LaSalle plants, totaled 2.24 million tons in fiscal 2002 and 2.25 million tons in fiscal 2001. Total net cement sales were 2.44 million tons in fiscal 2002 and 2.39 million tons in fiscal 2001 as all plants sold all of the product they produced. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant’s profitability, since incremental sales volumes tend to generate increasing profit margins. During the past two years, the Company purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2002, 10.5% of the cement sold by the Company was acquired from outside sources, compared to 6.6% in fiscal 2001.

     Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by the Company and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Company’s Nevada plant, at least 15 years. The Company expects that additional limestone reserves for its Nevada plant will be available when needed on an economically feasible basis, although such reserves may be more distant and more expensive to transport than the Company’s existing reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or are purchased from outside suppliers.

     The Company’s cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. The Company has not used hazardous waste-derived fuels in its plants. The Company’s LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a partial fuel alternative. Electric power is also a major cost component in the manufacture of cement. The Company has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose the Company to some production interruptions during periods of power curtailment. Although power and coal costs have generally increased in the U.S. during fiscal 2002, because of the location of the Company’s cement plants, such increases are not expected to significantly impact cement manufacturing costs in fiscal 2003.

     Sales and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the “PCA”), the industry’s primary trade organization, the construction sectors that are the major components of cement consumption are (i) public works construction, (ii) non-residential construction (iii) residential construction, and (iv) other, which comprised 49%, 19%, 20%, and 12%, respectively, of U.S. cement consumption in 2001, the most recent period for which such data is available. Public works construction was favorably impacted when the U.S. Congress passed legislation in 1998 known as the Transportation Equity Act for the 21st Century. This legislation authorized $218 billion in federal expenditures on highways, bridges and mass transit projects over the next six years. This represents a 44% increase over the previous six-year period, which ended in 1997. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. While the impact on the Company of regional construction cycles may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company’s cement segment sales and earnings follow a similar cyclical pattern.

     The following table sets forth certain information regarding the geographic area served by each of the Company’s cement plants and the location of the Company’s distribution terminals in each area. The Company has a total of 10 cement storage and distribution terminals that are strategically located to extend the sales areas of its plants.

Plant Location	Principal Geographic Areas	Distribution Terminals

Buda, Texas	Texas and western Louisiana	Corpus Christi, Texas
Houston, Texas
Orange, Texas
Roanoke (Ft. Worth), Texas
Waco, Texas
LaSalle, Illinois	Illinois and southern Wisconsin	Hartland, Wisconsin
Laramie, Wyoming	Wyoming, Utah, northern	Salt Lake City, Utah
	Colorado, western Nebraska and	Denver, Colorado
	eastern Nevada	North Platte, Nebraska
Fernley, Nevada	Northern Nevada and	Sacramento, California
northern California

     Cement is distributed directly to customers principally by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for as much as 10% of the Company’s cement sales during fiscal 2002.

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

     The United States cement industry comprises approximately 30 companies which own 119 gray cement plants with approximately 88 million metric tons of clinker manufacturing capacity (approximately 92 million metric tons of cement manufacturing capacity, assuming a 105% conversion ratio). The PCA estimates that U.S. portland cement demand totaled approximately 111 million metric tons in calendar 2001, with approximately 23% of such demand being satisfied by imported cement and clinker. Continued strength in all three construction sectors in calendar 2001 resulted in the eighth consecutive year of record setting cement consumption in the U.S. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 91% of its aggregate manufacturing capacity during calendar 2001. The PCA reported that, as of August 2001, approximately 27 plant modernization and expansion projects, including six new cement plants, have been announced or are underway. These projects, if completed, could add almost 25 million metric tons of new domestic cement manufacturing capacity and increase existing capacity by 28%. The announced expansions represent a significant change for the industry, but market forces and other factors may interfere with producers’ plans. The Company does not anticipate that all of the industry’s announced expansions will actually be constructed, and, because of the long lead times associated with adding additional capacity, any increased production capability is expected to be gradual over the next several years. The PCA has predicted U.S. portland cement consumption will grow to 119 million metric tons by 2006, compared with an estimated 111 million metric tons of cement consumption in calendar 2001. The Company, however, cannot offer any assurances regarding any near-term increases in demand. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period. Even if all announced expansions are completed, a capacity deficit would still exist in 2006 if the PCA consumption projections are realized.

     Cement imports into the United States occur primarily to supplement domestic cement production during peak demand periods. Throughout most of the 1980’s, however, competition from low-priced imported cement in most coastal and border areas of the U.S. grew significantly, which included the markets served by the Company’s Fernley, Nevada and Buda, Texas plants. According to the PCA, the 1980’s were a period of relatively high cement imports. This high level of imports depressed cement prices during a period of strong U.S. cement demand. As a result of antidumping petitions filed by a group of domestic cement producers, significant antidumping duty cash deposit requirements have been imposed on cement imported from Mexico since 1990 and from Japan since 1991. The existing antidumping orders have contributed substantially to an improvement in the condition of the U.S. cement industry.

     In the case of imports from Mexico, margins to calculate cash deposit rates and the resulting antidumping duties are subject to annual review by the Department of Commerce and appeal to the U.S. Court of International Trade and the U.S. Court of Appeals or to binational dispute panels under the North American Free Trade Agreement (“NAFTA”).

     Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade (“GATT”) Antidumping Code was superseded on January 1, 1995 by a new antidumping agreement that is administered by the World Trade Organization. As a result of legislation passed by the U.S. Congress in 1994, the Department of Commerce and the ITC conducted “sunset” reviews during the last two years of the first five years of antidumping orders and determined they should remain in effect for another five years until 2005.

     NAFTA thus far has had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. The Company does not believe that NAFTA will likely have a material adverse effect on the foregoing antidumping duty cash deposit rates in the near future. A substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA or any other reason could adversely affect the Company’s results of operations.

     U.S. imports of foreign cement began to increase in the mid-1990’s as the use of cement in the U.S. began to recover. The PCA has estimated that imports represented approximately 23% of cement used in the U.S. during calendar 2001 as compared with approximately 25% in 2000 and 28% in 1999. Unlike the imports during the 1980’s, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. During most of the recent period of strong demand, the prices of cement imports rose. The increase was attributable, at least in part, to the influence of the outstanding antidumping orders. While the average cost of imported cement rose during calendar 2001, the cost of cement imports from some countries, particularly those from Southeast Asia, are less. Moreover, independently owned cement operators could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders, such as those in Asia, which could compete with domestic producers, as has happened in the Company’s Houston, Texas market. The introduction of low-priced imported cement from such sources could adversely affect the Company’s result of operations.

     Capital Expenditures. Capital expenditures during fiscal 2002 amounted to $4.4 million for the Company’s cement segment compared with $6.2 million and $10.3 million in fiscal 2001 and 2000, respectively. Capital outlays in fiscal 2003 have been budgeted at approximately $8.2 million. Approximately 18% of the budgeted fiscal 2003 total is related to compliance with environmental regulations.

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

     In the past, the Company collected and managed CKD on-site at its cement plants. The Company continues to manage this historically generated CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. Currently, the Company recycles substantially all CKD related to present operations at all of its cement facilities. When the U.S. EPA removes the CKD exemption and adopts regulations with particular CKD management standards, the Company may be required to incur significant costs in connection with its historically generated CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

     Another issue of potential significance to the Company is global warning. Carbon dioxide is a greenhouse gas many scientists and others believe contributes to a warming of the Earth’s atmosphere. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure greenhouse gas stabilization and/or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change

originally adopted in May 1992. The Kyoto protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S., and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The Kyoto protocol was made available for signature by member countries starting in the spring of 1998. The current administration has gone on record that the United States will not ratify the Kyoto protocol. The current administration has proposed a market-based program to reduce greenhouse emissions. This proposed program is not expected to have a significant impact on the Company.

     The consequences of greenhouse gas reduction measures for cement producers are potentially significant because carbon dioxide is generated from the combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, carbon dioxide is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on the Company, if any, until governmental requirements are defined and/or the Company can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuels can be substituted.

     Another RCRA concern in the cement industry involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. The Company currently crushes spent refractory brick and uses it as raw feed in the kiln, but such brick does not contain chromium.

     The Clean Air Act Amendments of 1990 (the “Amendments”) provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Amendments will likely result in increased capital and operational expenses for the Company in the future, but such amounts are not expected to have a significant effect on the Company. The Company’s U.S. operations have submitted detailed permit applications and will pay increased recurring permit fees. In addition, the U.S. EPA has promulgated regulations for certain toxic air pollutants including standards for portland cement manufacturing. The new maximum available control technology standards require cement plants to test for certain pollutants and meet certain emission and operating standards. Management has no reason to believe, however, that these new standards will place the Company at a competitive disadvantage.

     The Federal Water Pollution Control Act, commonly known as the Clean Water Act (“Clean Water Act”), provides comprehensive federal regulation of all sources of water pollution. All of the Company’s facilities affected by the Clean Water Act currently have National Pollutant Discharge Elimination System (“NPDES”) stormwater permits.

     Management believes that the Company’s current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards and are in substantial compliance with applicable environmental laws and regulations. Nevertheless, because of the complexity of operations and compliance with environmental laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities or claims. Moreover, the Company cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws or regulations will be administered or interpreted. Compliance with more stringent environmental laws or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

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

     The Albuquerque plant was acquired in 1985, and was operated until early 1991. Following the start-up of the new Bernalillo plant in the spring of 1990, the Company elected to suspend operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993, due to improvements in wallboard demand and prices. The Gypsum, Colorado gypsum wallboard plant and accompanying electric power cogeneration facility were purchased in February 1997. The plant originally commenced production in early 1990 and had been operated by an independent producer until its acquisition by CXP. The Duke, Oklahoma plant was acquired in November 2000 as part of the Strategic Assets Purchase (see Item 1, Business — General). The plant commenced production in 1964 and has operated continuously since then. In 1999, a second line was added that expanded the plant’s annual capacity to 1.2 billion square feet. The Company believes that the Duke plant is the second largest single gypsum wallboard plant in North America.

     The following table sets forth certain information regarding these plants:

	Rated Annual Gypsum	Estimated Minimum Gypsum
Location	Wallboard Capacity (MMSF)(1)	Rock Reserves (years)(2)

Albuquerque, New Mexico	360	80	(3)
Bernalillo, New Mexico	510	80	(3)
Gypsum, Colorado	640	35
Duke, Oklahoma(4)	1,200	15

Total	2,710

(1)	Million Square Feet (“MMSF”)

(2)	Proven reserves only. See Raw Materials and Fuel Supplies section for additional reserves.

(3)	The same reserves serve both New Mexico plants

(4)	Acquired in November 2000.

     The Company’s gypsum wallboard production totaled 1,890 MMSF in fiscal 2002 and 1,649 MMSF in fiscal 2001. Total gypsum wallboard sales were 1,930 MMSF in fiscal 2002 and 1,584 MMSF in fiscal 2001.

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

     Prior to November 2000, the Company purchased paper used in manufacturing gypsum wallboard from third-party suppliers. As a part of the Strategic Assets Purchase, the Company purchased in November 2000 certain paperboard assets of one of the third-party gypsum wallboard paper suppliers. The Company now manufactures all of the paper needed for its gypsum wallboard production.

     The Company’s gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A portion of the Company’s natural gas requirements for its gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in January 2003 for Colorado, May 2003 for New Mexico, and November 2002 for Oklahoma. If the agreements are not renewed, the Company expects to be able to obtain its gas supplies from other suppliers at competitive prices. Electrical power is supplied to the Company’s New Mexico plants at standard industrial rates by a local utility. The Company’s Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties. Power at the Duke, Oklahoma plant is supplied by a local electric cooperative under a contract which expires in January 2005. Although gas costs declined in fiscal 2002, they are expected to increase in fiscal 2003 which will negatively impact fiscal 2003 production costs.

     Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other activities such as exports and temporary construction, which the Company estimates accounted for approximately 43%, 39%, 12% and 6%, respectively, of calendar 2001 industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment have partially mitigated the impact of fluctuations in overall levels of new construction.

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

     The Company estimates that the size of the total residential repair and remodel market grew to a record $159 billion in calendar 2001, up from $46 billion in 1980. Although data on commercial repair and remodel activity is not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefited from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

     The Company sells gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 12% of the Company’s total gypsum wallboard sales during fiscal 2002. The Company believes that the loss of that customer could have a material adverse effect on the Company and its subsidiaries taken as a whole.

     During fiscal 2002, the principal states in which the Company had gypsum wallboard sales were Texas, Colorado, California, Arizona and New Mexico. Prior to fiscal 2001, a large portion of the Company’s gypsum wallboard sales were made in the southeastern United States, with significant sales in Florida. However, due to a dramatic increase in new capacity in the eastern portion of the United States and falling prices, the Company has focused the distribution of its gypsum wallboard in the southwestern and western areas of the United States.

     Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to take advantage of these other regional increases in demand. The Company owns or leases 244 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and ten reload yards in Texas, Arizona, California, Nevada, Oregon and Washington. The Company’s rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2002, approximately 20% of the Company’s sales volume of gypsum wallboard was transported by rail.

     Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of 79 plants. The Company estimates that the three largest producers — USG Corporation, National Gypsum Company and Georgia-Pacific Corporation — account for approximately 70% of gypsum wallboard sales in the United States. The industry has experienced some consolidation, the largest being Georgia-Pacific Corporation’s purchase of the gypsum wallboard business of Domtar, Inc. and British Plasterboard’s purchase of James Hardie and Celotex. In general, a number of the Company’s competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated operations consisting of gypsum wallboard manufacturing plants, paperboard mills and distribution centers, which may provide them with certain cost advantages over the Company.

     Competition among gypsum wallboard producers is primarily on a regional basis, with local producers benefiting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

     Currently total United States gypsum wallboard production capacity is estimated at 34.0 billion square feet per year, a 25% rise from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 2001 gypsum wallboard shipments by U.S. manufacturers was approximately 29.3 billion square feet (30.2 billion square feet including imports), resulting in industry capacity utilization of approximately 86%.

     Capital Expenditures. Capital expenditures during fiscal 2002 for the gypsum wallboard segment amounted to $1.2 million; $4.5 million in fiscal year 2001; and $10.8 million in fiscal 2000. Capital outlays in fiscal 2003 have been budgeted at approximately $2.8 million with less than 1% of the expenditures related to compliance upgrades to environmental regulations.

     Environmental Matters. The gypsum wallboard industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not, used asbestos in any of its gypsum wallboard products.

Recycled Paperboard Operations

     Company Operations. The Company’s recycled paperboard manufacturing operation is located in Lawton, Oklahoma. This mill, in addition to the idled Commerce City, Colorado paperboard mill and four recovered fiber centers were acquired as part of the Strategic Assets Purchase in November 2000. The Commerce City mill was idled in April 2001, due to high manufacturing costs and the successful ramp up rate of the Lawton facility. The four recovered fiber centers were sold early in fiscal 2003, as it was determined that their location and supply capabilities were not strategically favorable to the Lawton location.

     All of the paper products manufactured at Lawton are produced from 100% recovered (recycled) paper fiber. The recycled paperboard products manufactured by the Company primarily include the facing and backside paper used in the manufacture of gypsum wallboard. Other recycled paperboard grades used by manufacturers of consumer packaging (e.g. corrugate medium, linerboard and Kraft bag) and industrial paperboard products (e.g. angle board, tube and core board) are also produced for diversity and mill expansion needs.

     Manufacturing Process. Recycled paperboard is manufactured at the Company’s mill in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. This mixture is passed through a series of filters and cleaners to remove all of the undesirable materials (e.g. tapes, glass, staples, glues, waxes) from the recovered fiber. This slurry is diluted to a very low concentration and is then applied to a series of rotating wire screens through a mechanical distribution system. The Lawton paper machine is designed so that four individual webs of paper are combined to form one multi-ply sheet of paperboard. The excess water from this process is allowed to be drained through the wire mesh fabric and is continuously recycled for additional paper making. The multi-ply paper mat is then mechanically pressed, steam dried and trimmed to specific customer size and packaged requirements. The finished product is wound in roll form weighing approximately 2.5 tons and containing 2.2 miles of paper. It is made specifically to customer quality specifications.

     Raw Materials. The principal raw materials used by the Company’s Lawton paperboard mill are recovered paper fiber (in other words, wastepaper), water and chemicals. Several different types of recovered fiber (e.g. newspaper, grocery store boxes) are formulated together to give the desired paperboard qualities. Recovered paper fiber is currently purchased from several sources, with 35% being under contract commitments.

     Management believes that adequate supplies of recovered paper fiber will continue to be available from generators and wholesalers located within a 400-mile radius of the Lawton mill. One third of all purchased fiber is supplied by rail. Recovered paper fiber is a commodity bought, sold and traded under the guidelines of the Institute of Scrap Recycling Industries, Inc. (ISRI). Monthly pricing is established in several industry publications based on location. Prices are subject to fluctuations based on generation, demand and export. The current outlook for fiscal 2003 is for wastepaper prices to increase during the 1st and 2nd quarter, but then stabilize for the balance of the year. The current customer contracts include price escalators to compensate for these raw material increases.

     Chemicals, including size, retention aids and bactericides, used by the Company in its recycled paperboard operations are environmentally friendly and are readily available from several manufacturers at competitive prices. Size is used principally as a water-resisting agent in the production of recycled paperboard. Retention aids are agents used to retain fiber and chemicals in the papermaking process by preventing their loss into the waste stream. Bactericides are agents used to control bacteria and other organisms in the papermaking process.

     The manufacture of recycled paperboard involves the use of large volumes of water both in the production process and for cooling purposes. The Oklahoma mill uses water provided by the City of Lawton, Oklahoma municipal services. The term of the agreement with the City of Lawton, Oklahoma is fifteen years with two automatic five year extensions unless the Company notifies the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available, an extended period of general water shortages, legal curtailment of any mill’s current water sources or uses, or deterioration of the current quality of water could adversely affect the mill’s operations and limit its production capacity.

     Electricity, natural gas and other utilities are available to the mill either at contracted rates or at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. If periods of natural gas curtailment or unfavorable pricing occur, the Lawton mill is equipped to use fuel oil as an alternative fuel. The Lawton mill has a seven year contract for natural gas transportation.

     Paperboard mills are generally large consumers of natural gas, with Lawton’s needs in excess of 3200 MMBTU per day. During fiscal 2002, natural gas pricing remained constant mostly due to forward purchasing and a depressed market. However, the Company has recently experienced significant pricing increases above fiscal 2002’s rates. Natural gas pricing more than likely will remain high and is expected to negatively impact fiscal 2003 production costs.

     The Lawton mill is under a very favorable three year term electrical agreement with Public Service of Oklahoma that expires November 2002. The mill site has also entered into a letter of intent with a third party co-generation operator for the purchase of steam for the paper making process and possible electrical generation. This co-generation plant is tentatively scheduled to come on line during the fall of 2004, and is expected to significantly reduce utility price volatility.

     Sales and Distribution. The recycled paperboard products manufactured by the Company are sold primarily to gypsum wallboard manufacturers. During fiscal 2002, approximately 34% of the recycled paperboard manufactured and shipped by the Lawton mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 21% was shipped to another gypsum wallboard manufacturer and 37% was sold to James Hardie Gypsum, Inc. (“Hardie”). (See “The Hardie Agreement” on page 14).

     The loss of Hardie as a customer could have a material adverse affect on the Company and its subsidiaries taken as a whole.

     Competition. In selling the portion of its production not consumed by its own gypsum wallboard manufacturing operations, the Company competes with approximately seven other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for gypsum wallboard, the demand for recycled paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for gypsum wallboard, the demand for recycled paperboard falls, and selling prices may decrease.

     Price, quality and timeliness of deliveries are the principal methods of competition among paperboard producers. The location of the Company’s Lawton recycled paperboard mill allows the Company to serve a variety of markets, including several gypsum wallboard plants in the Midwest, southeast, southwest and western United States.

     The Lawton Mill. The Lawton mill is located in southwestern Oklahoma and commenced commercial operations in March 2000. The Lawton mill is designed to manufacture gypsum-grade recycled paperboard utilizing technologies that have been successfully employed in recycled paperboard mills in the United States. These technologies include (i) the use of an advanced paper forming section in which the roll forming process utilizes a hydraulic headbox and a twin wire de-watering system to form a paper sheet allowing speeds in excess of 2,500 feet per minute, thereby allowing reduced labor costs per ton produced, (ii) an advanced control system, which immediately senses changes in the paper as it is being formed and adjusts the forming section of the paper machine to maintain the uniformity of the paper and also monitors and adjusts the recovered paper fiber cleaning process to maintain the quality of this raw material, (iii) modern pressing technology, which permits water removal in a way that provides more uniformity and enhances the properties of the paper, (iv) dryer felts on all dryer sections, which improve drying efficiency and reduce shrinkage, and (v) a cleaning and screening process for the reclaimed paper fiber that enhances the strength, surface characteristics and overall surface uniformity of the paperboard.

     The Company expects that the Lawton mill will be able to produce recycled paperboard that is technologically superior to, and approximately 20% to 30% lighter than that currently generally available in the United States, but with equal strength characteristics. The Company believes that being one of the first to produce higher quality, lower basis-weight recycled paperboard will give it a competitive advantage over other recycled paperboard manufacturers until other mills using similar technology come on-line. Because gypsum-grade recycled paperboard generally is sold on the basis of surface area, manufacturing lighter paper potentially translates into higher profit margins per ton for the recycled paperboard manufacturer. Lighter recycled paperboard also reduces drying costs associated with the production of gypsum wallboard and reduces inbound and outbound freight costs of both recycled paperboard and gypsum wallboard. In addition, because the Lawton mill is designed as an efficient, high-speed mill, operating costs are expected to be lower than existing mills now producing recycled paperboard for the wallboard industry. In addition to producing a product which should be more attractive to customers, it is anticipated that the lighter weight, better quality recycled paperboard from the Lawton mill will reduce production and transportation costs at the Company’s gypsum wallboard plants.

     The Lawton mill is ultimately expected to have the capacity to produce approximately 11 billion square feet, or approximately 220,000 tons, of gypsum-grade recycled paperboard annually. Production from the Lawton mill will be used both internally at all four of CXP’s gypsum wallboard plants and sold to third parties. Although primarily designed for the production of gypsum-grade recycled paperboard, the Lawton mill is also capable of producing recycled paperboard for other uses.

     The Hardie Agreement. In November 2000, as part of the Strategic Assets Purchase (see Item 1, Business — General), CXP acquired the Lawton mill and the paper supply contract with Hardie (the “Hardie Agreement”). Under this agreement, the Lawton mill is obligated to sell at least approximately 95% of the gypsum-grade recycled paperboard requirements of Hardie’s three gypsum wallboard plants. The Company expects the amount of paperboard supplied to Hardie pursuant to the Hardie Agreement eventually to account for approximately 30% to 35% of the Lawton mill’s production. CXP expects to utilize another approximately 30% to 35% of the Lawton mill’s output. There can be no assurance that the Company will be successful in obtaining supply agreements for the remainder of the output of the Lawton mill, and, in that case, the Company would attempt to sell the excess production in the spot market or under other short-term arrangements. In addition, the Hardie Agreement is a “requirements” contract and a termination or reduction of Hardie’s production of gypsum wallboard could have a material adverse effect on the Company.

     Subject to earlier termination and the right of Hardie to shorten the term to ten (10) years, the term of the Hardie Agreement expires in approximately 15 years. Sales to Hardie are made at a fixed base price determined at the time of execution of the Hardie Agreement. This base price is subject to adjustment based on changes in the major variable costs of production of recycled paperboard, including the cost of power, transportation and the primary raw materials, and changes in the purchaser price index for industrial commodities and a reference employment cost index.

     Environmental Matters. Prior to the Strategic Assets Purchase, the now idle Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant, who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, there were uncovered newly discovered environmental conditions that appear to stem from underground storage tank use on the mill site. As a result, the Commerce City Mill notified the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”). The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. Republic Paperboard and the former owner have each approved and submitted to the Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. If approved by the Oil Inspection Section, it is estimated that this CAP will cost approximately $2,500,000 and take approximately eight years to complete. Under the participation agreement, Republic Paperboard will pay 25% (or approximately $625,000) of such estimated costs. There can be no assurance however, that the Oil Division will approve the CAP or that if approved the actual costs of remediation will not exceed these estimates.

     Capital Expenditures. Capital expenditures during fiscal 2002 for the paperboard operations were $2.7 million and $489,000 in fiscal 2001. Capital expenditures for fiscal 2003 have been budgeted at approximately $4.9 million. All of the fiscal 2003 capital outlays are for the Lawton mill. Approximately 4% portion of the fiscal 2003 capital outlays is related to compliance with environmental regulations.

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

     The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks

Northern California	4	45
Austin, Texas	5	78

Total	9	123

     The Company’s production of readymix concrete reached a peak of 992,000 cubic yards in 1986. In response to decreased demand in the northern California and Austin markets, production declined to 430,000 cubic yards in fiscal 1990. Since that date, production has increased each successive year until fiscal 2002 as market conditions improved. The Austin, Texas market, which is the Company’s largest concrete market, was negatively impacted in fiscal 2002, by the troubles of the high technology companies. The Company believes that it has the capacity to increase its concrete production from existing levels by adding to its fleet of trucks. The Company’s net readymix concrete production was 673,000 cubic yards in fiscal 2002 and 808,000 cubic yards in fiscal 2001.

     The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:

		Estimated Annual
		Production Capacity		Estimated Minimum
Location	Types of Aggregates	(Thousand tons)(1)		Reserves (Years)

Northern California	Sand and Gravel	2,000		100
Austin, Texas	Limestone	4,000	(2)	70

Total		6,000

(1)	Based on single-shift operation.

(2)	Buda and Georgetown Quarries.

     The Company’s total net aggregate sales were 4.3 million tons in fiscal 2002 and 4.0 million tons in fiscal 2001. Total aggregates production was 4.6 million tons for both fiscal 2002 and fiscal 2001. A portion of the Company’s total aggregates production is used internally by the Company’s readymix concrete operations.

     Raw Materials. The Company supplies approximately 100% and 49% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 44% and 29%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

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

     Sales and Distribution. The Company sells readymix concrete to numerous contractors and other customers in each plant’s selling area. The Company’s batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by trucks owned by the Company.

     The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company’s aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for more than 10% of the Company’s concrete or aggregates sales during fiscal 2002. The Company is attempting to secure a rail link from its principal aggregates deposit north of Sacramento, California to extended markets.

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

     Capital Expenditures. Capital expenditures during fiscal 2002 amounted to $10.6 million for the concrete and aggregates segment compared with $4.9 million and $6.9 million in fiscal 2001 and 2000, respectively. The majority of fiscal 2002 capital expenditures are for the completion of the Company’s Georgetown washed aggregate plant in the Austin, Texas area. Capital outlays in fiscal 2003 have been budgeted at approximately $1.3 million. No portion of the budgeted fiscal 2003 capital expenditures are related to compliance with environmental regulations.

     Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

Employees

     The Company and its subsidiaries had approximately 1,552 employees at March 31, 2002. Approximately 24% of the employees are represented by collective bargaining units. The number of corporate employees of the Company is 12.

ITEM 2. PROPERTIES

     The Company operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are each owned by separate partnerships in which CXP has a 50% interest. The Company’s principal aggregate plants and quarries are located in the Austin, Texas area and Marysville, California. In addition, the Company operates gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico, Gypsum, Colorado and Duke, Oklahoma. The Company produces recycled paperboard at Lawton, Oklahoma. None of the Company’s facilities are pledged as security for any debts.

     See “Item 1. Business” on pages 1-17 of this Report for additional information relating to the Company’s properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF CXP (See Item 10 of Part III)

     The following is a listing of the Company’s executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers have been employed by the Company and/or one or more subsidiaries of the Company for at least the past five years. All executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 17, 2001, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified or appointed as the case may be. There is no family relationship between any of these officers.

Name	Age	Positions with CXP

Richard D. Jones, Jr.	57	President and Chief Executive Officer (President since January 1998; Chief Executive Officer since July 1999; Executive Vice President from January 1990 through December 1997)
Arthur R. Zunker, Jr.	59	Senior Vice President — Finance and Treasurer (Senior Vice President — Finance and Treasurer since January 1994; Senior Vice President — Administration from August 1984 to January 1994)
H. David House	60	Executive Vice President — Gypsum and Paperboard (Executive Vice President — Gypsum and Paperboard since November 2000; Executive Vice President — Gypsum from January 1998 through 2000; President of American Gypsum Company since June 1997)

Name	Age	Positions with CXP

Steven R. Rowley	49	Executive Vice President — Cement/Concrete and Aggregates (Executive Vice President — Cement/Concrete and Aggregates since January 2001; Executive Vice President — Cement from January 1998 through January 2001; Executive V.P. of Illinois Cement Company from June 1995 through December 1997; Plant Manager at Nevada Cement Company from April 1991 through May 1995)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the 2002 CXP Annual Report:

Items	Caption in the 2001 CXP Annual Report	Pages

5	Stock Prices and Dividends	1
6	Summary of Selected Financial Data	46 – 47
7	Indebtedness (Note C to Consolidated Financial Statements of CXP)	24
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36 – 45

ITEM 6. SELECTED FINANCIAL DATA

     See Item 5 above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Item 5 above.

Forward Looking Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference herein from the 2002 CXP Annual Report) and other sections of the 2002 CXP Annual Report and this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitizations classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2002, the Company had approximately $181.6 million in variable rate debt ($163.0 million in bank debt and $18.6 million in notes payable under the Company’s accounts receivable securitization program). On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire in August 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the spread on the Company’s debt. Accordingly, using the unhedged balance of the Company’s variable rate debt as of March 31, 2002 of $81.6 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $816,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $816,000 for such period. The Company does not utilize forward or option contacts on foreign currencies or commodities, or other types of derivative financial instruments.

     Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for in this Item 8 is incorporated herein by reference to the information set forth in the 2002 CXP Annual Report as indicated in the index to consolidated financial statements and schedules on page 22 of this Report (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 23, 2002, the audit committee of the board of directors of the Company, approved the engagement of Ernst & Young LLP (“Ernst & Young”) as the Company’s independent auditors for the fiscal year end March 31, 2002, to replace Arthur Andersen LLP (“Arthur Andersen”), who were dismissed as the Company’s auditors effective as of that day. This action followed the audit committee’s decision to seek proposals from independent accountants to audit the Company’s financial statements.

     Arthur Andersen’s audit reports on the Company’s financial statements as of and for the two recent fiscal years, which ended March 31, 2000 and 2001, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope of accounting principles.

     During the Company’s two most recent fiscal years, which ended March 31, 2000 and 2001, respectively, and the subsequent interim period through March 23, 2002:

(i)	there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports;

(ii)	none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred; and

(iii)	the Company did not consult with Ernest & Young regarding any of the matters or events described in item 304(a)(2)(i) and (ii) of Regulation S-K.

     The Company provided Arthur Andersen with a copy of the foregoing statements. A letter from Arthur Andersen, dated April 1, 2002, stating its agreement with such statements is attached as Exhibit 16.1 on Form 8-K/A filed with the Commission on April 2, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the page or pages indicated) in the Company’s Proxy Statement dated June 19, 2002, for the Company’s July 16, 2002 Annual Meeting of Stockholders (the “2002 CXP Proxy Statement”):

Items	Caption in the 2002 CXP Proxy Statement	Pages

10	Election of Directors	2 – 5
10	Section 16(a) Beneficial Ownership Reporting Compliance	13
11	Executive Compensation Security Ownership of Management and Certain Beneficial	8 – 12
12	Owners	6 – 7
13	Certain Transactions	13 – 14

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

Index to Consolidated Financial Statements and Schedules

Centex Construction Products, Inc.

Reference
CXP 2002 Annual
Report Page

Report of Independent Auditors	35
Consolidated Statements of Earnings for the years ended March 31, 2002, 2001 & 2000	14
Consolidated Balance Sheets as of March 31, 2002 & 2001	15
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 & 2000	16
Consolidated Statements of Comprehensive Earnings for the years ended March 31, 2002, 2001 & 2000	17
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2002, 2001 & 2000	18
Notes to Consolidated Financial Statements	19 – 34
Quarterly Results (Unaudited)	48

     Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3)  Exhibits

     The information on exhibits required by this Item 14 is set forth in the Index to Exhibits appearing on pages 24 and 25 of this Report.

(b)  Reports on Form 8-K.

     On March 27, 2002, the Company filed with the Securities and Exchange Commission a current report on Form 8-K in connection with the change in the Company’s independent auditors. On April 1, 2002, the Company filed an amended current report on Form 8-K/A, which amended the original Form 8-K filed on March 27, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

June 20, 2002	/s/ RICHARD D. JONES, JR.

Richard D. Jones, Jr., President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 20, 2002	/s/ RICHARD D. JONES, JR.

Richard D. Jones, Jr., Director, President and Chief Executive Officer (principal executive officer)

June 20, 2002	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr., Senior Vice President - Finance and Treasurer (principal financial and accounting officer)

June 20, 2002	/s/ ROBERT L. CLARKE

Robert L. Clarke, Director

June 20, 2002	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Director

June 20, 2002	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman

June 20, 2002	/s/ MICHAEL R. NICOLAIS

Michael R. Nicolais, Director

June 20, 2002	/s/ DAVID W. QUINN

David W. Quinn, Director

June 20, 2002	/s/ HAROLD K. WORK

Harold K. Work, Director

INDEX TO EXHIBITS
CENTEX CONSTRUCTION PRODUCTS, INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form S-8 Registration Statement of the Company (File No. 33-82928)(the “1994 S-8 Registration Statement”), filed on August 16, 1994 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the 1994 S-8 Registration Statement and incorporated herein by reference)
4.1	Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of the Company (File No. 33-74816) (“Amendment No. 3”), filed on April 4, 1994, and incorporated herein by reference)
4.2*	Amended and Restated Credit Agreement dated as of June 30, 2001, to be effective as of July 20, 2001
10.1	Joint Venture Agreement between Ilce, Inc. (f/k/a Illinois Cement Company, Inc.) and RAAM Limited Partnership dated April 1, 1972, as amended (filed as Exhibit 10.1 to the Form S-1 Registration Statement of the Company (File No. 33-74816), filed on February 4, 1994 and incorporated herein by reference)
10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on June 21, 2001 (the “2001 10-K”)
10.2(a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 (filed as Exhibit 10.2(a) to the 2001 10-K)
10.3	The Centex Construction Products, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-12984) for the quarter ended September 30, 2000, filed on November 13, 2000 and incorporated herein by reference)(1)
10.4	The Centex Construction Products, Inc. 2000 Stock Option Plan (filed as Exhibit 10 to the Form S-8 Registration Statement of the Company (File No. 333-54102) filed on January 22, 2001 and incorporated herein by reference)(1)
10.5	The Centex Construction Products, Inc. Amended and Restated Supplemental Executive Retirement Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 31, 2000 and incorporated herein by reference)(1)
10.6	Indemnification Agreement dated as of April 19, 1994, between the Company and Centex Corporation (“Centex”) (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 1, 1995 (the “1995 Form 10-K”) and incorporated herein by reference)
10.7	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries (filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference)
10.8	Administrative Services Agreement dated as of April 1, 1994, between the Company and Centex Service Company (filed as Exhibit 10.7 to the 1995 Form 10-K and incorporated herein by reference)

Exhibit
Number	Description of Exhibits

10.9	Trademark License Agreement dated as of April 19, 1994, between the Company and Centex (filed as Exhibit 10.8 to the 1995 Form 10-K and incorporated herein by reference)
10.10	Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit 10.9 to Amendment No. 3 and incorporated herein by reference)(1)
10.11	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC) Republic Group, Inc., and James Hardie Gypsum, Inc. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission (filed as Exhibit 10.11 to the 2001 10-K)
11*	Centex Construction Products, Inc. and Subsidiaries Earnings (loss) per common and dilutive potential common share (amounts in thousands, except per-share amounts)
13**	Annual Report to Stockholders of the Company for fiscal year ended March 31, 2002 (the “Annual Report to Stockholders”)
21*	Subsidiaries of the Company
23*	Consent of Independent Public Auditors

*	Filed herewith.

**	With the exception of the information expressly incorporated by reference in this Annual Report on Form 10-K from the Annual Report to Stockholders, the Annual Report to Stockholders is not deemed filed with the Commission as a part of this Annual Report on Form 10-K.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.