Form 10-Q
period 2002-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2002-08-13
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
June 30, 2002
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
Yes [] No [   ]

As of the close of business on August 2, 2002, 18,462,495 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

June 30, 2002

			Page
Part I	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended June 30, 2002 and 2001	2

		Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002	3

		Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001	4

		Notes to Consolidated Financial Statements	5-11

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Part II	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES			19

Centex Construction Products, Inc. and Subsidiaries

Part I. Financial Information

Consolidated Financial Statements

Item 1.

The consolidated financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries (“CXP” or the “Company”), including its pro rata interest in two joint ventures, and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	June 30,

	2002	2001

REVENUES
Cement	$48,091	$51,442
Gypsum Wallboard	52,042	37,790
Paperboard	21,410	18,910
Concrete and Aggregates	15,235	17,427
Other, net	343	1,163
Less: Intersegment Sales	(8,346)	(9,309)

	128,775	117,423

COSTS AND EXPENSES
Cement	33,678	34,686
Gypsum Wallboard	42,855	43,642
Paperboard	17,541	20,570
Concrete and Aggregates	13,930	14,759
Less: Intersegment Purchases	(8,346)	(9,309)
Corporate General and Administrative	1,402	1,174
Interest Expense, net	2,554	3,759

	103,614	109,281

EARNINGS BEFORE INCOME TAXES	25,161	8,142
Income Taxes	8,426	2,687

NET EARNINGS	$16,735	$5,455

EARNINGS PER SHARE:
Basic	$0.91	$0.30

Diluted	$0.90	$0.30

AVERAGE SHARES OUTSTANDING:
Basic	18,482,708	18,339,632

Diluted	18,660,657	18,430,218

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2002	March 31, 2002

	(unaudited)	(*)
ASSETS
Current Assets –
Cash and Cash Equivalents	$11,774	$11,403
Accounts and Notes Receivable, net	57,028	58,957
Inventories	55,798	54,220

Total Current Assets	124,600	124,580

Property, Plant and Equipment –	795,858	796,766
Less: Accumulated Depreciation	(237,329)	(230,283)

Property, Plant & Equipment, net	558,529	566,483
Notes Receivable, net	1,228	1,299
Goodwill	40,197	41,088
Other Assets	10,150	9,902

	$734,704	$743,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Accounts Payable and Accrued Liabilities	$74,001	$79,359
Note Payable	24,374	18,630
Current Portion of Long-term Debt	80	80

Total Current Liabilities	98,455	98,069

Long-term Debt	129,170	163,670
Deferred Income Taxes	60,036	53,781
Stockholders’ Equity –
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,529,087 and 18,358,473 Shares, respectively	185	184
Capital in Excess of Par Value	20,157	15,153
Accumulated Other Comprehensive Losses	(2,665)	(1,063)
Retained Earnings	429,366	413,558

Total Stockholders’ Equity	447,043	427,832

	$734,704	$743,352

(*) From Audited Financial Statements.
See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Three Months Ended	June 30,

	2002	2001

Cash Flows from Operating Activities
Net Earnings	$16,735	$5,455
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	9,186	8,992
Deferred Income Tax Provision	8,390	2,959
Decrease (Increase) in Accounts and Notes Receivable	2,000	(1,592)
(Increase) Decrease in Inventories	(1,578)	6,491
Decrease in Accounts Payable and Accrued Liabilities	(5,566)	(7,714)
Decrease (Increase) in Other, net	(98)	(1,330)
Decrease in Income Taxes Payable	0	(251)

Net Cash Provided by Operating Activities	29,069	13,010

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(4,507)	(6,403)
Proceeds from Asset Dispositions	1,750	—

Net Cash Used in Investing Activities	(2,757)	(6,403)

Cash Flows from Financing Activities
Reduction in Long-term Debt	(34,500)	(9,500)
Addition to Note Payable	5,744	26,187
Payment of Subordinated Debt	0	(9,498)
Dividends Paid to Stockholders	(918)	(917)
Retirement of Common Stock	(978)	0
Proceeds from Stock Option Exercises	4,711	167

Net Cash (Used in) Provided by Financing Activities	(25,941)	6,439

Net Increase in Cash and Cash Equivalents	371	13,046
Cash and Cash Equivalents at Beginning of Period	11,403	8,747

Cash and Cash Equivalents at End of Period	$11,774	$21,793

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2002

(A)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Centex Construction Products, Inc. and its majority-owned subsidiaries (“CXP” or the “Company”) after the elimination of all significant intercompany balances and transactions. CXP is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through CXP’s subsidiaries. In addition, the Company holds 50% joint venture interests in its cement plants in Illinois and Texas and has proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of those extractive industry ventures.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(B)  STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Losses	Total

	(dollars in thousands)
Balance March 31, 2001	$183	$14,614	$377,523	$0	$392,320
Net Earnings	0	0	39,706	0	39,706
Stock Option Exercises	1	539	0	0	540
Dividends To Stockholders	0	0	(3,671)	0	(3,671)
Unrealized Loss on Hedging Instruments	0	0	0	(1,063)	(1,063)

Balance March 31, 2002	184	15,153	413,558	(1,063)	427,832
Net Earnings	0	0	16,735	0	16,735
Stock Option Exercises	1	4,710	0	0	4,711
Tax Benefit from Stock Option Exercises	0	1,272	0	0	1,272
Dividends To Stockholders	0	0	(927)	0	(927)
Unrealized Loss on Hedging Instruments	0	0	0	(665)	(665)
Minimum Pension Liability	0	0	0	(937)	(937)
Retirement of Common Stock	0	(978)	0	0	(978)

Balance June 30, 2002	$185	$20,157	$429,366	$(2,665)	$447,043

(C)  STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     Cash payments made for interest were $2.3 million and $3.6 million for the three months ended June 30, 2002 and 2001, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2002 and 2001 were $164,500 and $450,000, respectively.

(D)  INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	June 30, 2002	March 31, 2002

	(dollars in thousands)
Raw Materials and Material-in-Progress	$14,564	$15,218
Finished Cement	5,120	5,636
Gypsum Wallboard	7,769	5,140
Paperboard	4,075	2,894
Aggregates	2,523	2,772
Repair Parts and Supplies	20,962	21,576
Fuel and Coal	785	984

	$55,798	$54,220

(E)  EARNINGS PER SHARE

     The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards, SFAS No. 128, “Earnings Per Share”. Basic earnings per share are computed using the average number of common shares outstanding in each of the three month periods ended June 30, 2002 and 2001. Diluted earnings per share for the periods ended June 30, 2002 and 2001 assume the dilutive impact of 177,949 and 90,586 shares, respectively, of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 73,000 shares at an average price of $44.45 for the three months ended June 30, 2002, respectively. All anti-dilutive options have expiration dates ranging from April 2008 to May 2012.

(F)  GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted, effective April 1, 2001. SFAS No. 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step is to identify potential impairment by determining whether the carrying amount of a reporting segment exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. During the quarter ended September 30, 2001, the Company completed the first step of the impairment assessment and determined that the fair value of its reporting segments exceeds their carrying amounts. The Company performed the annual impairment analysis on January 1, 2002 and determined that the fair value of the reporting segments exceeds their carrying amounts. There have been no material changes in the carrying amount of the Company’s goodwill during the fiscal year ended March 31, 2002 and the quarter ended June 30, 2002. During the quarter ended June 30, 2002, the Company sold all of its recycled fiber collection centers. Goodwill applicable to the assets sold amounted to $891,000, which was written off in connection with the sale. Identifiable intangible assets subject to amortization are immaterial for purposes of disclosure.

(G)  SEGMENT INFORMATION

     The Company operates in four business segments: Cement, Gypsum Wallboard, Recycled Paperboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being the Company’s principal lines of business. These operations are conducted in the United States and include the following: the mining and extraction of limestone; the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete); the mining and extraction of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of ready-mix concrete; and the mining, extraction and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Demand for the Company’s products are derived primarily from residential construction, commercial and industrial construction and public (infrastructure) construction which are highly cyclical and are influenced by prevailing economic conditions including interest rates and availability of public funds. Due to the low value-to-weight ratio of cement, concrete and aggregates, these industries are largely regional and local with demand tied to local economic factors that may fluctuate more widely than those of the nation as a whole.

     The following table sets forth certain business segment information:

	For The Three Months Ended
	June 30,

	2002	2001

	(dollars in thousands)
Revenues (External Customers):
Cement	$47,173	$49,611
Gypsum Wallboard	52,042	37,790
Paperboard	14,132	11,584
Concrete and Aggregates	15,085	17,275
Other, net	343	1,163

	$128,775	$117,423

Intersegment Sales:
Cement	$918	$1,831
Paperboard	7,278	7,326
Concrete and Aggregates	150	152

	$8,346	$9,309

	For The Three Months Ended
	June 30,

	2002	2001

	(dollars in thousands)
Operating Income (Loss):
Cement	$14,413	$16,756
Gypsum Wallboard	9,187	(5,852)
Paperboard	3,869	(1,660)
Concrete and Aggregates	1,305	2,668
Other, net	343	1,163

Total	29,117	13,075
Corporate General and Administrative	(1,402)	(1,174)
Interest Expense, net	(2,554)	(3,759)

Earnings Before Income Taxes	$25,161	$8,142

     Total assets by segment are as follows:

	June 30,	March 31,
	2002	2002

	(dollars in thousands)
Cement	$144,700	$141,734
Gypsum Wallboard	331,310	341,724
Paperboard	202,738	206,607
Concrete and Aggregates	40,990	39,174
Corporate and Other	14,966	14,113

	$734,704	$743,352

     Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Intersegment sales are recorded at prices which approximate market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at June 30, 2002, and March 31, 2002 was $40.2 million and $41.1 million, respectively. The breakdown of segment goodwill at June 30, 2002 and March 31, 2002 was Gypsum Wallboard of $33.3 million for each period and Paperboard of $6.9 million and $7.8 million, respectively.

     Certain summarized financial information of the two cement joint ventures, in the aggregate, is included below, presenting the applicable financial statement amounts that have been proportionately consolidated into the Company’s financial statements.

	For The Three Months Ended
	June 30,

	2002	2001

	(dollars in thousands)
Revenues	$19,844	$21,216
Costs and Expenses	$13,866	$14,330
Earnings Before Income Taxes	$5,978	$6,886

(H)  COMPREHENSIVE LOSSES

     Comprehensive losses are defined as the total of net losses and all other non-owner changes in equity. The unrealized loss on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (K) of this Report. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.”

     As of June 30, 2002, the Company recorded a comprehensive loss of $937,000, net of income taxes of $504,000, in connection with recognizing an additional minimum pension liability. The Company also recorded a comprehensive loss of $665,000, net of income taxes of $359,000, in connection with its interest rate swaps. See Note (K) of this report.

(I)  RISK FACTORS

     The majority of the Company’s business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Bad weather conditions during this period could adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company’s results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.

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

     The Company’s operations are subject to and affected by federal, state and local laws and regulations including such matters as land usage, street and highway usage, noise level and health, safety and environmental matters. In many instances, various permits are required. Although management believes that the Company is in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements.

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

(J)  NET INTEREST EXPENSE

     The following components are included in interest income/expense, net:

	Three Months Ended
	June 30,

	2002	2001

	(dollars in thousands)
Interest (Income)	$(17)	$(1,041)
Interest Expense	2,213	4,520
Other Expenses	358	280

Interest Expense, net	$2,554	$3,759

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

(K)  DERIVATIVES AND HEDGING

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on April 1, 2001. The effect of the adoption of SFAS No. 133 had no impact on the Company’s operating earnings. The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive losses and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

     On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire on August 30, 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the applicable margin on the Company’s revolving credit facility debt. During the three months ended June 30, 2002, the swap agreements resulted in approximately $643,000 of additional interest expense. As of June 30, 2002, the fair value of the swap agreements was a liability of approximately $2.7 million ($1.7 million loss net of tax).

(L)  COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2002, the Company had contingent liabilities under these outstanding letters of credit of approximately $7.6 million.

     In the normal course of business, the Company is currently contingently liable for performance under $2.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. The Company has indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

(M)  IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transaction.” SFAS No. 144 became effective for the Company on April 1, 2002, and did not have an impact on its financial position or results of operations.

(N)  RECLASSIFICATIONS

     Certain fiscal 2002 balances were reclassified to conform with the fiscal 2003 presentation.

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Information for the quarter presented reflects the grouping of Centex Construction Product’s businesses into four segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Concrete and Aggregates are broken out separately in the segment discussions.

     Consumption for the first five months of calendar 2002 in the Company’s two principal business segments, Cement and Gypsum Wallboard, was level with and above demand for the same period in calendar 2001. However, in June 2002, Gypsum Wallboard demand in the Company’s core markets softened. Although the industry reported record Gypsum Wallboard shipments, sales volume at each of the Company’s Gypsum Wallboard plants was down from prior year due to “over capacity” in the gypsum wallboard industry. This imbalance helped to negate the announced May 2002 gypsum wallboard price increase. However, the Company did implement a price increase on April 1, 2002. Longer term, the level of wallboard demand and prices will be determined by the strength of the housing market and wallboard industry utilization levels. The Austin, Texas economy, which is the Company’s primary Concrete and Aggregates market, has been affected by weakening economic conditions and as a result, Concrete demand in the Austin market was negatively impacted. Aggregates and Concrete demand is characterized by a high level of dependence on public (infrastructure) spending. Funding for highway construction projects has been and continues at a high level, and as a result, demand for Aggregates and Concrete overall remains strong.

Results of Operations

     CXP reported a 207% increase in net earnings as a result of increased Gypsum Wallboard and Paperboard operating earnings and decreased interest expense, partially offset by lower Cement and Concrete and Aggregates operating earnings. CXP’s net earnings of $16,735,000 for the first quarter this year were up $11,280,000 from $5,455,000 for the same quarter last year. Revenues for the first quarter of fiscal 2003 were $128,775,000, up 10% from revenues of $117,423,000 for the same quarter last year. Diluted earnings per share for this fiscal year’s first quarter of $0.90 were up 200% from $0.30 per share for the same quarter in fiscal 2002.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

	Cement (Ton)		Gypsum Wallboard (MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Quarter Ended June 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Sales Volume(M)	645	673	454	471	56	50	175	227	1,244	1,145
Average Net Sales price(1)	$67.88	$68.89	$92.53	$57.79	$379.68	$371.28	$54.88	$54.87	$4.19	$4.06
Operating Margin(2)	$22.34	$24.90	$20.25	$(12.42)	$68.96	$(33.10)	$6.63	$7.95	$0.12	$0.76

(1)	As historically reported. Does not include freight and delivery costs billed to customers.
(2)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

     Cement revenues for the current quarter totaled $48,091,000, down 7% from $51,442,000 for the same quarter in the prior year. Operating earnings for the current quarter were $14,413,000, a 14% decrease from $16,756,000 for the same quarter last year. Lower operating margins and decreased sales volume accounted for the quarterly operating earnings decline. Sales volume of 645,000 tons for the quarter was 4% below the prior year’s quarter. The sales volume decline resulted from decreased sales in the northern California market. Purchased cement sales of 29,000 tons were 7,000 tons below the prior year’s quarter. Demand continues to be strong in all of the Company’s cement markets, and the Company expects fiscal 2003 to be another “sold out” year. Total U.S. portland cement shipments of 30.3 million metric tons through April 2002 were level with shipments for the same period last year. Cement imports through March 2002 were 4.8 million metric tons, 11% above prior year’s same period imports. Average cement sales prices decreased 1% to $67.88 per ton from $68.89 per ton for the same quarter last year due to reduced pricing in the Texas market. Cost of sales were up $1.55 per ton to $45.54 per ton mainly due to increased manufacturing cost resulting from all six of the Company’s cement kilns being down for maintenance during the quarter.

     Gypsum Wallboard revenues of $52,042,000 for the current quarter were 38% greater than last year’s same quarter revenues of $37,790,000. Operating earnings for the quarter were $9,187,000, compared to an operating loss of $5,852,000 for the same period last year. Higher net sales prices primarily resulted in the quarterly earnings gain. Sales volume of 454 million square feet (“MMSF”) for this year’s quarter was 4% below the 471 MMSF sold during the prior year’s quarter. The sales volume decline for the quarter came from a softening in demand late in the quarter. The Company’s wallboard plants ran at approximately 76% of total capacity during this year’s first quarter. National wallboard consumption of 15.2 billion square feet through June 2002 was up 5% from last year’s same period consumption. The Company’s average net sales price for the quarter increased 60% to $92.53 per thousand board feet (“MSF”), from $57.79 per MSF for the same quarter last year. Although net sales prices for this year’s first quarter were above net sales prices for the same quarter last year, the Company experienced some softening in demand and prices late in the quarter. Cost of sales of $72.28 per MSF increased 3% from last year’s quarter cost of sales mainly due to the impact on fixed costs of reduced production volume.

     Paperboard reported revenues of $21,410,000 and an operating profit of $3,869,000 for the first quarter of fiscal 2003 compared to revenues of $18,910,000 and an operating loss of $1,660,000 for last year’s first quarter. The average net sales price of $379.68 per ton for the quarter was up 2% from $371.28 per ton for last year’s first quarter. This year’s first quarter net sales price was favorably impacted by the smaller percentage this year of lower-priced off grade paper sales volume. Cost of sales of $310.72 per ton declined 23% from last year’s first quarter due to reduced energy costs, better plant operating efficiencies and costs associated with idling of the Denver mill in last year’s first quarter. Last year’s first quarter operating results were $1.3 million negatively impacted by the idling of the Denver mill on April 23, 2001. During the quarter ended June 30, 2002, the Company completed the sale of all of the recycled fiber collection centers that it acquired in November 2000 in conjunction with its acquisition of the Oklahoma wallboard plant and paperboard mill. Cash proceeds from the sale were $2.3 million, which included $0.5 million of net working capital. The sale had no financial earnings impact.

     Revenues from Concrete and Aggregates were $15,235,000 for the quarter, down 13% from $17,427,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings of $1,305,000 for the quarter, down 51% from $2,668,000 for the same quarter last year. The earnings decline was attributable to lower Concrete sales volumes and reduced Concrete and Aggregates operating margins. Concrete operating earnings of $1,155,000 decreased 36% from last year’s comparable quarter mainly due to a 23% decrease in sales volume and a 17% decline in operating margins. Concrete sales volume for the quarter was 175,000 cubic yards, down 52,000 cubic yards for the same quarter last year. The decrease was primarily attributable to decreased demand in the Austin, Texas market. The Company’s average Concrete net sales price of $54.88 per cubic yard for the quarter was level with $54.87 per cubic yard for the same quarter a year ago. Cost of sales of $48.26 per cubic yard increased 3% over the same quarter last year due to increased materials and operating costs. Aggregates operating earnings of $150,000 for the current quarter decreased 83% from the prior year’s first quarter due to a 84% decline in operating margins partially offset by a 9% increase in sales volume. The Company’s Aggregates operation reported sales volume of 1,244,000 tons for the quarter, 99,000 tons above sales volume of 1,145,000 tons for the same quarter last year. The sales volume gain came mostly from increased concrete aggregates shipments at the Austin, Texas operation. Aggregates net sales price of $4.19 per ton, increased 3% from $4.06 per ton for the same quarter last year. Cost of sales for the current quarter increased $0.77 per ton to $4.07 per ton mainly due to increased production and depreciation costs at the Georgetown, Texas operation.

     Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers earnings, trucking income, asset sales and other miscellaneous income and cost items.

     Corporate general and administrative expenses for the three months ended June 30, 2002 were $1,402,000 compared to $1,174,000 for the same period last year. The increase was primarily the result of additional personnel, higher office expenses and increased investor costs.

     Net interest expense of $2,554,000 for the first quarter of fiscal 2002 declined from net interest expense of $3,759,000 for last year’s first quarter due to lower debt balances and reduced borrowing costs.

Financial Condition

     The Company funds the growth of its business through the combination of cash flow from operations, advances under the receivables securitization program and bank borrowings. Liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. The Company believes that cash on hand, cash provided by operations and funds available under the Receivable Securitization Facility and the New Credit Facility should be sufficient to cover working capital needs, capital expenditures and debt service requirements for the next twelve months and beyond.

     Other than the Receivable Securitization Facility and the New Credit Facility, the Company has no other financing alternatives in place. In the event the Receivable Securitization Facility is terminated, funds should be available under the New Credit Facility to repay borrowings. However, if the New Credit Facility is terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the New Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company.

     On November 10, 2000, the Company’s $35 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325 million senior revolving credit facility. During the quarter ended June 30, 2001, pursuant to an Amended and Restated Credit Agreement, the credit facility was amended to reduce the facility amount from $325 million to $275 million and to modify certain financial and other covenants (the “New Credit Facility”). The principal balance of the New Credit Facility matures on November 10, 2003. At June 30, 2002, the Company had $128.5 million outstanding under the New Credit Facility. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 275 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 175 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio, minimum tangible net worth, and limitations on dividends and capital expenditures. The Company had $138.9 million of New Credit Facility borrowings available at June 30, 2002.

     Also, on November 10, 2000, a subsidiary of the Company (the “Debtor Subsidiary”) assumed $100 million of 9.5% senior subordinated notes (the “Notes”) with a maturity date of July 15, 2008. Interest payments on the Notes are due on January 15 and July 15. The Notes are redeemable at the option of the Debtor Subsidiary, in whole or in part, at any time after July 15, 2003. Upon the acquisition of certain strategic assets on November 10, 2000, the Debtor Subsidiary was required to commence a tender offer for the Notes at 101%. On December 20, 2000, $90.0 million in principal amount of the Notes was tendered, leaving $10.0 million outstanding. During the June 30, 2001 quarter, the Debtor Subsidiary commenced another tender offer for the Notes at 108.75%. On June 28, 2001, the Debtor Subsidiary purchased $9.5 million in principal amount of the Notes, leaving $0.5 million outstanding. Prior to the commencement of the second tender offer, the Debtor Subsidiary obtained the necessary consents from a majority of holders of the Notes to eliminate certain covenants and reporting requirements.

     On June 29, 2001, the Company entered into a $50 million trade receivable securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly-owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The borrowed funds are used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $24.4 million outstanding under the Receivables Securitization Facility at June 30, 2002.

     The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. On July 19, 2001, the Company entered into two interest rate swap agreements which have the effect of converting a total notional amount of $100.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under these agreements. These agreements expire on August 30, 2003. At June 30, 2002, the Company has recorded a cumulative net after-tax loss of $1.7 million to accumulated other comprehensive earnings for the change in fair value of these swap agreements.

     Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities, and the Company does not have any off balance sheet debt. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $15 million Letter of Credit Facility. At June 30, 2002, the Company had $7.6 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $2.9 million in performance bonds relating to its mining operations.

     Based on its financial condition at June 30, 2002, CXP believes that its internally generated cash flow coupled with funds available under various credit facilities will enable CXP to provide adequately for its current operations and future growth. The Company was in compliance at June 30, 2002 and during the quarter ended June 30, 2002 with all the terms and covenants of its credit agreements.

     Working capital at June 30, 2002 was $26.1 million compared to $26.5 million at March 31, 2002. The decline resulted from a $5.7 million increase in note payables partially offset by a $5.4 million decrease in accounts payable and accrued liabilities.

     Cash and cash equivalents increased $371,000 from March 31, 2002 to $11.8 million at June 30, 2002. The net cash provided by or used in the operating, investing, and financing activities for the three months ended June 30, 2002 and 2001 is summarized as follows:

	For The Three Months Ended June 30,

	2002	2001

	(dollars in thousands)
Net Cash Provided by (Used In):
Operating Activities	$29,069	$13,010
Investing Activities	(2,757)	(6,403)
Financing Activities	(25,941)	6,439

Net Increase in Cash	$371	$13,046

     Cash provided by operating activities of $29.1 million for the first three months of fiscal 2003 increased $16.0 million from last fiscal year’s three month period due to a $11.3 million increase in net earnings and a $5.4 million increase in deferred tax liability being partially offset by a $0.9 million decrease in net working capital. Cash used for investing activities of $2.8 million decreased $3.6 million compared to last year’s three month period due to the combination of $1.8 million of asset sale proceeds and $1.8 million less capital expenditures. Cash used in financing activities for the three months was $25.9 million compared to $6.4 million provided last year due to a $35.9 million net reduction in total debt partially offset by a $3.6 million increase in net proceeds from stock option exercises and common stock repurchases.

     During the quarter, total debt was reduced by $28.8 million from $182.4 million at March 31, 2002 to $153.6 million at June 30, 2002. Debt-to-capitalization at June 30, 2002 was 25.6%, down from 29.9% at March 31, 2002.

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares for repurchase since the Company became publicly held in April 1994. The Company repurchased 25,282 shares during the June 30, 2002 quarter. At June 30, 2002 Centex Corporation owns approximately 64.6% of the outstanding shares of the Company’s common stock. There are approximately 718,000 shares remaining under the Company’s current repurchase authorization.

Outlook

     Demand for CXP’s cement products remains strong and cement pricing continues steady. Although the announced May 2002 gypsum wallboard price increase did not materialize and demand and pricing in the Company’s core gypsum wallboard markets softened during the last part of the quarter, CXP expects gypsum wallboard earnings for fiscal 2003 to be substantially higher than wallboard earnings last year. However, in light of weakening general economic conditions there can be no assurance that prices and demand for the Company’s products, including without limitation gypsum wallboard and cement, will continue to hold at current levels.

     Assuming prices and demand for cement and gypsum wallboard remain at current levels, the Company expects to report significantly higher earnings for fiscal 2003 than it did for fiscal 2002.

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

     For non-calendar year-end companies, early adoption of SFAS No. 142 can be made if an entity’s fiscal year began after March 15, 2001, and its first interim period financial statements had not been issued. The Company elected to early adopt SFAS No. 142 as of April 1, 2001 and as a result, reported no goodwill amortization for the three month periods ended June 30, 2002 and 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143, requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS No. 143 on April 1, 2003, and, based on current circumstances, does not believe that the impact of adoption of SFAS No. 143 will have a material impact on the Company’s financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transaction.” SFAS No. 144 became effective for the Company on April 1, 2002, and did not have an impact on its financial position or results of operations.

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

Investors should take such risks and uncertainties into account when making investment decisions. These and other factors are described in the Annual Report on Form 10-K for Centex Construction Products, Inc. for the fiscal year ended March 31, 2002. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitizations classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2002, the Company had approximately $152.9 million in variable rate debt ($128.5 million in bank debt and $24.4 million in notes payable under the Company’s accounts receivable securitization program). On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire in August 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the spread on the Company’s debt. Accordingly, using the unhedged balance of the Company’s variable rate debt as of June 30, 2002 of $52.9 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $529,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $529,000 for such period. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2002. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and Note (K) of this report.

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

CENTEX CONSTRUCTION PRODUCTS, INC. Registrant

August 13, 2002	By:	/s/ RICHARD D. JONES, JR. Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

August 13, 2002		/s/ ARTHUR R. ZUNKER, JR. Arthur R. Zunker, Jr. Senior Vice President and Treasurer (principal financial and chief accounting officer)