Form 10-Q
period 2002-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2002-11-12
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
September 30, 2002
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
Yes [] No [   ]

As of the close of business on November 8, 2002, 18,376,095 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

September 30, 2002

			Page
Part I	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended September 30, 2002 and 2001	2

		Consolidated Statements of Earnings for the Six Months Ended September 30, 2002 and 2001	3

		Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002	4

		Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22

	Item 4.	Controls and Procedures	22

Part II	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	23

	Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES			24

CERTIFICATIONS			25-26

Centex Construction Products, Inc. and Subsidiaries

Part I. Financial Information

Consolidated Financial Statements

Item 1.

The consolidated interim financial statements include the accounts of Centex Construction Products, Inc. and subsidiaries (“CXP” or the “Company”), including its pro rata interest in two joint ventures, and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these unaudited consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the information in the following unaudited consolidated interim financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	September 30,

	2002	2001

REVENUES
Cement	$50,558	$54,618
Gypsum Wallboard	54,880	46,693
Paperboard	22,141	22,762
Concrete and Aggregates	15,982	16,843
Other, net	1,330	(755)
Less: Intersegment Sales	(8,898)	(10,616)

	135,993	129,545
COSTS AND EXPENSES
Cement	32,915	35,897
Gypsum Wallboard	46,479	46,541
Paperboard	19,388	19,370
Concrete and Aggregates	18,002	15,574
Less: Intersegment Purchases	(8,898)	(10,616)
Corporate General and Administrative	1,380	1,323
Interest Expense, net	2,509	3,535

	111,775	111,624

EARNINGS BEFORE INCOME TAXES	24,218	17,921
Income Taxes	8,111	6,041

NET EARNINGS	$16,107	$11,880

EARNINGS PER SHARE:
Basic	$0.87	$0.65

Diluted	$0.87	$0.64

AVERAGE SHARES OUTSTANDING:
Basic	18,442,772	18,352,355

Diluted	18,535,872	18,458,820

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Six Months Ended	September 30,

	2002	2001

REVENUES
Cement	$98,649	$106,060
Gypsum Wallboard	106,922	84,483
Paperboard	43,551	41,672
Concrete and Aggregates	31,217	34,270
Other, net	1,673	408
Less: Intersegment Sales	(17,244)	(19,925)

	264,768	246,968
COSTS AND EXPENSES
Cement	66,593	70,583
Gypsum Wallboard	89,334	90,183
Paperboard	36,929	39,940
Concrete and Aggregates	31,932	30,333
Less: Intersegment Purchases	(17,244)	(19,925)
Corporate General and Administrative	2,782	2,497
Interest Expense, net	5,063	7,294

	215,389	220,905

EARNINGS BEFORE INCOME TAXES	49,379	26,063
Income Taxes	16,537	8,728

NET EARNINGS	$32,842	$17,335

EARNINGS PER SHARE:
Basic	$1.78	$0.94

Diluted	$1.77	$0.94

AVERAGE SHARES OUTSTANDING:
Basic	18,462,631	18,346,029

Diluted	18,598,156	18,444,555

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	March 31,
	2002	2002

	(unaudited)	(*)
ASSETS
Current Assets –
Cash and Cash Equivalents	$15,463	$11,403
Accounts and Notes Receivable, net	60,914	58,957
Inventories	53,363	54,220

Total Current Assets	129,740	124,580

Property, Plant and Equipment –	795,778	796,766
Less Accumulated Depreciation	(244,700)	(230,283)

Property, Plant & Equipment, net	551,078	566,483
Notes Receivable, net	1,229	1,299
Goodwill	40,197	41,088
Other Assets	9,739	9,902

	$731,983	$743,352

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Accounts Payable and Accrued Liabilities	$76,963	$79,359
Note Payable	29,982	18,630
Current Portion of Long-term Debt	80	80

Total Current Liabilities	107,025	98,069

Long-term Debt	101,670	163,670
Deferred Income Taxes	67,876	53,781
Stockholders’ Equity –
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares;
Issued and Outstanding 18,354,795 and 18,358,473 Shares, respectively	184	184
Capital in Excess of Par Value	13,491	15,153
Accumulated Other Comprehensive Losses	(2,817)	(1,063)
Retained Earnings	444,554	413,558

Total Stockholders’ Equity	455,412	427,832

	$731,983	$743,352

(*) From Audited Financial Statements.
See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Six Months Ended	September 30,

	2002	2001

Cash Flows from Operating Activities
Net Earnings	$32,842	$17,335
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	18,386	17,946
Deferred Income Tax Provision	16,481	10,420
Asset Impairment Charge	2,586	0
Increase in Accounts and Notes Receivable	(1,887)	(7,026)
Decrease in Inventories	857	10,313
Decrease in Accounts Payable and Accrued Liabilities	(4,150)	(2,475)
Increase in Other, net	943	(1,530)

Net Cash Provided by Operating Activities	66,058	44,983

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(8,151)	(14,139)
Proceeds from Asset Dispositions	1,750	0

Net Cash Used in Investing Activities	(6,401)	(14,139)

Cash Flows from Financing Activities
Reduction in Long-term Debt	(62,000)	(43,500)
Addition to Note Payable	11,352	29,536
Payment of Subordinated Debt	0	(9,498)
Dividends Paid to Stockholders	(1,846)	(1,835)
Retirement of Common Stock	(8,133)	0
Proceeds from Stock Option Exercises	5,030	327

Net Cash Used in Financing Activities	(55,597)	(24,970)

Net Increase in Cash and Cash Equivalents	4,060	5,874
Cash and Cash Equivalents at Beginning of Period	11,403	8,747

Cash and Cash Equivalents at End of Period	$15,463	$14,621

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2002

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Construction Products, Inc. and its majority-owned subsidiaries (“CXP” or the “Company”) after the elimination of all significant intercompany balances and transactions. CXP is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company’s subsidiaries. In addition, the Company holds 50% joint venture interests in its cement plants in Illinois and Texas and has proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of those extractive industry ventures.

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

(B) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Losses	Total

	(dollars in thousands)
Balance, March 31, 2001	$183	$14,614	$377,523	$0	$392,320
Net Earnings	0	0	39,706	0	39,706
Stock Option Exercises	1	539	0	0	540
Dividends To Stockholders	0	0	(3,671)	0	(3,671)
Unrealized Loss on Hedging Instruments	0	0	0	(1,063)	(1,063)

Balance, March 31, 2002	184	15,153	413,558	(1,063)	427,832
Net Earnings	0	0	32,842	0	32,842
Stock Option Exercises	2	5,028	0	0	5,030
Tax Benefit from Stock Option Exercises	0	1,441	0	0	1,441
Dividends To Stockholders	0	0	(1,846)	0	(1,846)
Unrealized Loss on Hedging Instruments	0	0	0	(818)	(818)
Minimum Pension Liability	0	0	0	(936)	(936)
Retirement of Common Stock	(2)	(8,131)	0	0	(8,133)

Balance, September 30, 2002	$184	$13,491	$444,554	$(2,817)	$455,412

(C) CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     Cash payments made for interest were $4.4 million and $8.4 million for the six months ended September 30, 2002 and 2001, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2002 and 2001 were $0.20 million and $0.50 million, respectively.

(D) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Sept. 30, 2002	March 31, 2002

	(dollars in thousands)
Raw Materials and Material-in-Progress	$13,654	$15,218
Finished Cement	5,023	5,636
Gypsum Wallboard	5,919	5,140
Paperboard	4,032	2,894
Aggregates	1,910	2,772
Repair Parts and Supplies	21,553	21,576
Fuel and Coal	1,272	984

	$53,363	$54,220

(E) EARNINGS PER SHARE

     The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share are computed using the average number of common shares outstanding in each of the three month and six month periods ended September 30, 2002 and 2001. Diluted earnings per share for the periods ended September 30, 2002 assume the dilutive impact of 93,100 and 135,525 shares, respectively, of stock options. For the three and six months ended September 30, 2001, diluted earnings per share assume the dilutive impact of 106,465 and 98,526 shares, respectively. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 325,000 shares at an average price of $39.60 and 199,000 shares at an average price of $40.48 for the three months and six months ended September 30, 2002, respectively. For the three months and six months ended September 30, 2001, 561,000 shares at an average price of $35.66 and 567,000 shares at an average price of $35.66, respectively, were excluded from the computation of diluted earnings per share. All anti-dilutive options have expiration dates ranging from April 2008 to May 2012.

(F) GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted, effective April 1, 2001. SFAS No. 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment.

Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step is to identify potential impairment by determining whether the carrying amount of a reporting segment exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. During the quarter ended September 30, 2001, the Company completed the first step of the impairment assessment and determined that the fair value of its reporting segments exceeds their carrying amounts. The Company performed the annual impairment analysis on January 1, 2002 and determined that the fair value of the reporting segments exceeds their carrying amounts. There have been no material changes in the carrying amount of the Company’s goodwill during the period ended March 31, 2002 and for the six months ended September 30, 2002. During the quarter ended June 30, 2002, the Company sold all of its recycled fiber collection centers. Goodwill applicable to the assets sold amounted to $891,000, which was written off in connection with the sale. Identifiable intangible assets subject to amortization are immaterial for purposes of disclosure.

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

     The following table sets forth certain business segment information:

	For The Three Months		For The Six Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(dollars in thousands)
Revenues (External Customers):
Cement	$49,360	$53,079	$96,533	$102,690
Gypsum Wallboard	54,880	46,693	106,922	84,483
Paperboard	14,602	13,818	28,734	25,402
Concrete and Aggregates	15,821	16,710	30,906	33,985
Other, net	1,330	(755)	1,673	408

	$135,993	$129,545	$264,768	$246,968

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(dollars in thousands)
Intersegment Sales:
Cement	$1,198	$1,539	$2,116	$3,370
Paperboard	7,539	8,944	14,817	16,270
Concrete and Aggregates	161	133	311	285

	$8,898	$10,616	$17,244	$19,925

Operating Income (Loss):
Cement	$17,643	$18,721	$32,056	$35,477
Gypsum Wallboard	8,401	152	17,588	(5,700)
Paperboard	2,753	3,392	6,622	1,732
Concrete and Aggregates	(2,020)	1,269	(715)	3,937
Other, net	1,330	(755)	1,673	408

Total	28,107	22,779	57,224	35,854
Corporate General and Administrative	(1,380)	(1,323)	(2,782)	(2,497)
Interest Expense, net	(2,509)	(3,535)	(5,063)	(7,294)

Earnings Before Income Taxes	$24,218	$17,921	$49,379	$26,063

     Total assets by segment are as follows:

	Sept. 30, 2002	March 31, 2002

	(dollars in thousands)
Cement	$142,877	$141,734
Gypsum Wallboard	332,747	341,724
Paperboard	202,467	206,607
Concrete and Aggregates	37,905	39,174
Corporate and Other	15,987	14,113

	$731,983	$743,352

     Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Intersegment sales are recorded at prices which approximate market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. During the quarter ended September 30, 2002, the Company closed its Georgetown, Texas aggregates quarry and crushing plant. Assets written-off as part of the Georgetown closure totaled $2.6 million. Goodwill at September 30, 2002, and March 31, 2002 was $40.2 million and $41.1 million, respectively. The segment breakdown of goodwill at September 30, 2002 and March 31, 2002 was Gypsum Wallboard of $33.3 million for each of the periods and Paperboard of $6.9 million and $7.8 million, respectively.

     Certain summarized financial information of the two cement joint ventures, in the aggregate, is included below, presenting the applicable financial statement amounts that have been proportionately consolidated into the Company’s financial statements.

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(dollars in thousands)
Revenues	$20,615	$21,516	$40,459	$42,732
Costs and Expenses	$13,159	$14,072	$27,041	$28,418
Earnings Before Income Taxes	$7,456	$7,444	$13,418	$14,314

(H) COMPREHENSIVE LOSSES

     Comprehensive losses are defined as the total of net losses and all other non-owner changes in equity. The unrealized loss on hedging instruments represents the deferral in other comprehensive losses of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (K) of this Report. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses”.

     During the quarter ended June 30, 2002, the Company recorded a comprehensive loss of $936,000, net of income taxes of $504,000, in connection with recognizing an additional minimum pension liability. Also, as of September 30, 2002, the Company recorded a cumulative comprehensive loss of $1,881,000, net of income taxes of $1,013,000, in connection with its interest rate swaps. See Note (K) of this report.

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

     (J)  INTEREST EXPENSE

     The following components are included in interest expense, net:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,

	2002	2001	2002	2001

	(dollars in thousands)
Interest (Income)	$(16)	$(1,075)	$(33)	$(2,116)
Interest Expense	2,167	4,285	4,370	8,805
Other Expenses	358	325	726	605

Interest Expense, net	$2,509	$3,535	$5,063	$7,294

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

(K) DERIVATIVES AND HEDGING

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on April 1, 2001. The effect of the adoption of SFAS No. 133 had no impact on the Company’s operating earnings. The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive losses and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

     On July 19, 2001, the Company entered into two interest rate swap agreements, designated as cash flow hedges, with two banks for a total notional amount of $100.0 million. These agreements expire on August 30, 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the applicable margin on the Company’s revolving credit facility debt. During the three months and six months ended September 30, 2002, the swap agreements resulted in approximately $678,000 and $1,321,000, respectively, of additional interest expense. As of September 30, 2002, the fair value of the swap agreements was a liability of approximately $2.9 million ($1.9 million net of tax).

(L) COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2002, the Company had contingent liabilities under these outstanding letters of credit of approximately $7.6 million.

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

(M) IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions”. SFAS No. 144 became effective for the Company on April 1, 2002, and did not have an impact on its financial position or results of operations.

(N) RECLASSIFICATIONS

     Certain fiscal 2002 balances were reclassified to conform with the fiscal 2003 presentation.

Item 2.       Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Information for the three and six months presented reflects the grouping of the Company’s businesses into four segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Concrete and Aggregates are broken out separately in the segment discussions.

     Commercial construction has declined dramatically in the last six months and is expected to remain at its current depressed level. The demand decrease stems primarily from the completion of projects that were already underway on September 11, 2001 and the notable decrease in new projects in the wakes of the terrorist attacks. In addition, infrastructure activity (road building) is off to a slow start in the first half of 2002. State budgets are coming under pressure and road spending continues to be delayed in certain states. With funding for highway construction showing signs of softness, coupled with the downturn in commercial construction activity, U.S. cement consumption through July of calendar 2002 is 2.3% below the same period for last year. New housing and home repair activity remains strong. Gypsum wallboard consumption for the first 9 months of calendar 2002 was 2.4% above demand for the same period in calendar 2001. Although the industry has reported record year-to-date gypsum wallboard shipments, cumulative production volume at the Company’s gypsum wallboard plants is below 80% of total capacity as a result of an “over capacity” situation in the gypsum wallboard industry. Due to improved market conditions the Company implemented price increases up to 15% in early September. By late September, the price increase started to erode. The long-term outlook for wallboard demand and prices will be determined by the strength of the housing market and wallboard industry utilization levels. In Austin, Texas, which is the Company’s primary concrete and aggregates market, the economy has been affected by weakening economic conditions and as a result, concrete and aggregates demand in the Austin market continues to be negatively impacted. On September 3, 2002, the Company announced the closing of its aggregates facility in Georgetown, Texas.

Results of Operations

     The Company reported a 36% gain in net earnings for the quarter ended September 30, 2002 compared to the same quarter last year as a result of increased Gypsum Wallboard operating earnings and decreased interest expense, partially offset by lower Cement, Paperboard and Concrete and Aggregates operating earnings. Included in the Aggregates operating loss is a pre-tax charge of $2.6 million ($0.09 per diluted share) associated with the closure of the Georgetown, Texas aggregates plant and quarry. The Company’s net earnings of $16,107,000 for the second quarter this year were up $4,227,000 from $11,880,000 for the same quarter last year. Revenues for the second quarter of fiscal 2003 were $135,993,000, up 5% from revenues of $129,545,000 for the same quarter last year. Diluted earnings per share for this fiscal year’s second quarter of $0.87 were up 36% from $0.64 per share for the same quarter in fiscal 2002.

     For the six months ended September 30, 2002, the Company’s net earnings increased 89% to $32,842,000 or $1.77 per diluted share from $17,335,000 or $0.94 per diluted share for the same period last year. Revenues for the current six months increased 7% to $264,768,000 from $246,968,000 for the same period last fiscal year. The earnings increase resulted mostly from higher Gypsum Wallboard prices and lower interest expense.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

	Cement (Ton)		Gypsum Wallboard (MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Quarter Ended Sept. 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Sales Volume(M)	677	720	491	504	55	54	196	187	1,254	1,274
Average Net Sales Price(1)	$68.10	$68.87	$89.48	$71.12	$405.50	$417.51	$53.25	$56.63	$4.17	$4.46
Operating Margin(2)	$26.05	$26.00	$17.12	$0.30	$50.55	$62.69	$1.98	$2.09	$(1.92)	$0.69

	Cement (Ton)		Gypsum Wallboard(MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Six Months Ended Sept. 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Sales Volume(M)	1,322	1,393	945	975	111	104	371	414	2,498	2,419
Average Net Sales Price(1)	$67.99	$68.88	$90.94	$64.67	$392.40	$395.27	$54.02	$55.67	$4.18	$4.27
Operating Margin(2)	$24.24	$25.47	$18.62	$(5.85)	$59.89	$16.62	$4.16	$5.29	$(0.90)	$0.72

(1)	As historically reported. Does not include freight and delivery costs billed to customers.
(2)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

     Cement revenues for the current quarter totaled $50,558,000, down 7% from $54,618,000 for the same quarter in the prior year. Operating earnings for the current quarter were $17,643,000, a 6% decrease from $18,721,000 for the same quarter last year. Decreased sales volume accounted for the quarterly operating earnings decline. Sales volume of 677,000 tons for the quarter was 6% below the prior year’s second quarter. The sales volume decline resulted mostly from decreased sales in the northern California and Nevada markets. Purchased cement sales of 77,600 tons were 23,400 tons below the prior year’s quarter. Total U.S. portland cement shipments of 60.7 million metric tons through calendar July 2002 were 2.3% below shipments for the same period last year. Cement imports through calendar June 2002 were 12.0 million metric tons, 0.5% below prior year’s same period imports. Although demand has shown signs of softness the Company expects fiscal 2003 to be another “sold out” year. Average cement sales prices decreased 1% to $68.10 per ton from $68.87 per ton for the same quarter last year mainly due to reduced pricing in the Texas market. Cost of sales was down $0.82 per ton to $42.05 per ton mainly due to decreased maintenance costs.

     For the current six months, Cement revenues were $98,649,000, down 7% from $106,060,000 for the same period a year ago. Operating earnings from Cement for the six months ended September 30, 2002 were $32,056,000, down 10% from $35,477,000 for the similar period last year. The operating earnings decline resulted primarily from decreased sales volume and lower operating margins. Cement sales volume of 1,322,000 tons for the current six months was 5% below sales volume for the first six months of fiscal 2002, mainly due to decreased sales volume at the Nevada plant. Purchased cement sales volume of 107,000 tons were 40,900 tons less than last year’s purchased cement sales volume. Average net sales price of $67.99 per ton was down $0.89 per ton from last year’s six month period. Cost of sales of $43.75 per ton was slightly higher than $43.41 per ton for last year’s six month period.

     Gypsum Wallboard revenues of $54,880,000 for the current quarter were 18% greater than last year’s second quarter revenues of $46,693,000. Operating earnings for the second quarter were $8,401,000, compared to $152,000 for the same period last year. Higher net sales prices were primarily responsible for the quarterly earnings gain. Sales volume of 491 million square feet (“MMSF”) for this year’s quarter was 3% below the 504 MMSF sold during the prior year’s second quarter. The sales volume decline for the quarter came from a softening in demand late in the June 30, 2002 quarter that carried over into the September 30, 2002 quarter. The Company’s wallboard plants ran at approximately 72% of total capacity during this year’s second quarter. National wallboard consumption of 22.7 billion square feet through calendar September 2002 was up 2.4% from last year’s same period consumption. The Company’s average net sales price for the quarter increased 26% to $89.48 per thousand board feet (“MSF”) from $71.12 per MSF for the same quarter last year. Although net sales prices for this year’s second quarter were above net sales prices for the same quarter last year, the Company experienced softening in sales prices prior to and after the implementation of the September 9, 2002 price increase. Cost of sales of $72.36 per MSF increased 2% from last year’s quarter cost of sales mainly due to the impact on fixed costs from reduced production volume.

     For the current six month period, Gypsum Wallboard revenues were $106,922,000, up 27% from $84,483,000 for the same period a year ago. Operating earnings from Gypsum Wallboard were $17,588,000 for the first six months of this fiscal year compared to a $5,700,000 loss for last year’s similar period. The operating earnings improvement resulted mainly from a 41% increase in average net sales prices. Gypsum Wallboard sales volume for the current six months declined 3% to 945 MMSF from 975 MMSF for last year’s six month period. Average net sales price of $90.94 per MSF for the current six months was $26.27 per MSF greater than the prior year’s net sales price. Cost of sales of $72.32 per MSF for the current six months was 3% greater than the prior year’s six month period due to increased overhead and fixed costs.

     Paperboard reported revenues of $22,141,000 and operating earnings of $2,753,000 for the second quarter of fiscal 2003 compared to revenues of $22,762,000 and operating earnings of $3,392,000 for last year’s quarter. The average net sales price of $405.50 per ton for the quarter was down 3% from $417.51 per ton for last year’s second quarter. This year’s second quarter net sales price was negatively impacted by the higher percentage of lower-priced non-gypsum wallboard paper sales volume. Cost of sales of $354.95 per ton for this year’s quarter was level with last year’s second quarter.

     For the six months ended September 30, 2002, Paperboard reported revenues of $43,551,000 and operating earnings of $6,622,000 compared to revenues of $41,672,000 and operating earnings of $1,732,000 for last year’s six month period. The operating earnings gain resulted from increased operating margins and the $2.1 million loss last year associated with the idling of the Denver mill early in last year’s first quarter. Paperboard sales volume of 111,000 tons for the six months was 7,000 tons greater than last year’s sales volume for the same period due to the sale this year of non-gypsum paper products. The Company is now supplementing its gypsum wallboard paper sales volume with lower priced non-gypsum wallboard paper sales volume. This year’s average net sales price of $392.40 per ton decreased 1% from last year’s six months average sales price of $395.27 per ton due to the sale this year of non-gypsum wallboard paper products.

     Revenues from Concrete and Aggregates were $15,982,000 for the quarter, down 5% from $16,843,000 for the second quarter a year ago. Concrete and Aggregates reported an operating loss of $2,020,000 for the quarter, compared to a $1,269,000 operating profit for the second quarter last year. The earnings decline was mostly attributable to lower Concrete and Aggregates operating margins and the $2.6 million charge from the closure of the Georgetown aggregates plant and quarry. Concrete operating earnings of $390,000 was level with last year’s second quarter mainly due to a 5% decline in operating margins being offset by a 5% improvement in sales volume. Concrete sales volume for the quarter was 196,000 cubic yards, up 9,000 cubic yards for the second quarter last year. The gain was primarily attributable to increased shipments in the Austin, Texas market. The Company’s average Concrete net sales price of $53.25 per cubic yard for the quarter was 6% below $56.63 per cubic yard for the second quarter a year ago. Pricing in the Austin, Texas market declined 10% from last year’s second quarter average net sales price. Cost of sales of $51.27 per cubic yard decreased 6% from the second quarter last year due to decreased materials and operating costs. Aggregates operating loss of $2,410,000 for the current quarter compared to operating earnings of $877,000 for the prior year’s second quarter due to a 80% decline in operating margins (excluding the Georgetown impairment charge), a 2% decrease in sales volume and the $2.6 million charge associated with the closure of the Georgetown assets. The Company’s Aggregates operation reported sales volume of 1,254,000 tons for the quarter, 20,000 tons below sales volume of 1,274,000 tons for the second quarter last year. The sales volume decline came from decreased aggregates shipments at the California operation. Aggregates net sales price of $4.17 per ton decreased 7% from $4.46 per ton for the second quarter last year mostly due to lower sales prices for Georgetown shipments. Excluding the Georgetown impairment charge, cost of sales for the second quarter this year increased $0.26 per ton over last year’s second quarter to $4.03 per ton mainly due to increased production costs at the Georgetown operation.

     For the current six months, Concrete and Aggregates revenues were $31,217,000 this fiscal year, down 9% from $34,270,000 for the same period last year. Operating results for the six months this fiscal year were a $715,000 loss, a 118% decline from $3,937,000 operating earnings for the same period last year. Concrete earnings of $1,545,000 for the current six months declined 30% from last year due to decreased sales volume and lower operating margins.

Sales volume of 371,000 cubic yards for the first six months of fiscal 2003 were 10% below the prior year’s six month total due to a 46,000 cubic yards decrease in Austin, Texas concrete shipments during the June 30, 2002 quarter. Concrete net sales price of $54.02 per cubic yard was 3% below prior year’s six months as a result of declining sales prices in the Austin, Texas market. Aggregates reported an operating loss of $2,260,000 for the six months this year compared to $1,745,000 operating earnings for the same period last year. Increased sales volume and a 225% reduction in operating margins resulted in the decline. Sales volume of 2,498,000 tons for the current six months increased 3% mostly due to increased aggregates shipments at the Texas operation. The average net sales price of $4.18 per ton for the current six months was 2% lower than the same period last year as a result of lower Georgetown sales prices. Cost of sales (excluding the Georgetown impairment charge) increased 14% to $4.05 per ton for the current six months due to increased Georgetown production cost.

     Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers earnings, trucking income, asset sales and other miscellaneous income and cost items.

     Corporate general and administrative expenses for the three months and six months ended September 30, 2002 were $1,380,000 and $2,782,000 compared to $1,323,000 and $2,497,000 for the same periods last year. The increase was primarily the result of additional personnel costs, higher office expenses and increased investor relations costs.

     Net interest expense of $2,509,000 and $5,063,000 for the three months and six months ended September 30, 2002 declined from net interest expense of $3,535,000 and $7,294,000 for last year’s same period due to reduced debt balances, lower borrowing costs and $2.1 million of interest income last year.

Financial Condition

     On November 10, 2000, the Company’s $35 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325 million senior revolving credit facility. During the quarter ended June 30, 2001, pursuant to an Amended and Restated Credit Agreement, the credit facility was amended to reduce the facility amount from $325 million to $275 million and to modify certain financial and other covenants (the “New Credit Facility”). During the quarter ended September 30, 2002, the Company again reduced the New Credit Facility amount from $275 million to $175 million. The principal balance of the New Credit Facility matures on November 10, 2003. At September 30, 2002 and 2001, the Company had $101.0 million and $225.0 million outstanding under the New Credit Facility, respectively. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 275 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 175 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio, minimum tangible net worth, and limitations on dividends and capital expenditures. The Company had $66.4 million and $43.8 million of New Credit Facility borrowings available at September 30, 2002 and 2001, respectively.

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

     On June 29, 2001, the Company entered into a $50 million trade receivables securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly-owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The borrowed funds are used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $30.0 million and $29.5 million outstanding under the Receivables Securitization Facility at September 30, 2002 and 2001, respectively.

     The Company funds the growth of its business through the combination of cash flow from operations, advances under the receivables securitization program and bank borrowings. Liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. The Company believes that cash on hand, cash provided by operations and funds available under the Receivables Securitization Facility and the New Credit Facility should be sufficient to cover working capital needs, capital expenditures and debt service requirements for the next twelve months and beyond.

     Other than the Receivables Securitization Facility and the New Credit Facility, the Company has no other financing alternatives in place. In the event the Receivables Securitization Facility is terminated, funds should be available under the New Credit Facility to repay borrowings. However, if the New Credit Facility is terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the New Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company.

     The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. On July 19, 2001, the Company entered into two interest rate swap agreements which have the effect of converting a total notional amount of $100.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under these agreements. These agreements expire on August 30, 2003. At September 30, 2002, the Company has recorded a cumulative net after-tax loss of $1.9 million to Accumulated Other Comprehensive Losses for the change in fair value of these swap agreements.

     The Company does not have any off balance sheet debt. Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $15 million Letter of Credit Facility. At September 30, 2002, the Company had $7.6 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $2.9 million in performance bonds relating to its mining operations.

     Based on its financial condition at September 30, 2002, the Company believes that its internally generated cash flow coupled with funds available under various credit facilities will enable it to provide adequately for its current operations and future growth. The Company was in compliance at September 30, 2002 and during the three and six months ended September 30, 2002 with all the terms and covenants of its credit agreements.

     Working capital at September 30, 2002 was $22.7 million compared to $26.5 million at March 31, 2002. The decline resulted from a $11.4 million increase in note payable, partially offset by a $2.4 million decrease in accounts payable and accrued liabilities, a $4.1 million increase in cash and a $1.1 million increase in accounts and notes receivable and inventories.

     Cash and cash equivalents increased $4.1 million from March 31, 2002 to $15.5 million at September 30, 2002. The net cash provided by or used in the operating, investing, and financing activities for the six months ended September 30, 2002 and 2001 is summarized below:

	For The Six Months Ended
	September 30,

	2002	2001

	(dollars in thousands)
Net Cash (Used In) Provided by:
Operating Activities	$66,058	$44,983
Investing Activities	(6,401)	(14,139)
Financing Activities	(55,597)	(24,970)

Net Increase in Cash	$4,060	$5,874

     Cash provided by operating activities of $66.1 million for the first six months of fiscal 2003 increased $21.1 million from last fiscal year’s six month period due to a $15.5 million increase in net earnings, a $6.1 million increase in deferred tax liability and a $2.6 million asset impairment charge being partially offset by a $3.1 million decrease in net working capital. Cash used for investing activities of $6.4 million declined $7.7 million compared to last year’s six month period due to the combination of $1.8 million of asset sale proceeds and $5.9 million less capital expenditures. Cash used in financing activities for the six months was $55.6 million compared to $25.0 million used last year due to a $27.2 million net reduction in total debt and $8.1 million in stock repurchases, partially offset by a $4.7 million increase in net proceeds from stock option exercises.

     During the six months, total debt was reduced by $50.7 million from $182.4 million at March 31, 2002 to $131.7 million at September 30, 2002. The Debt-to-Capitalization ratio at September 30, 2002 was 22.4%, down from 29.9% at March 31, 2002.

     The Company’s Board of Directors has approved the repurchase of a cumulative total of 6,101,430 shares of the Company’s stock since the Company became publicly held in April 1994. The Company repurchased 198,102 shares and 223,384 shares at a cost of $7.2 million and $8.1 million, respectively, for the three months and six months ended September 30, 2002. At September 30, 2002, Centex Corporation owned approximately 65.2% of the outstanding shares of the Company’s common stock. At September 30, 2002, there are approximately 519,900 shares remaining under the Company’s current repurchase authorization.

Other Developments

     On September 3, 2002, the Company announced the closing of its aggregates quarry and crushing plant in Georgetown, Texas, north of Austin. The decision to cease operations at the Georgetown plant was due primarily to excessive manufacturing costs as well as soft local market conditions. A significant portion of the plant and equipment will be deployed to the Company’s other mining operations. The write-down resulting from the closure is approximately $1.7 million after tax or $0.09 per diluted share.

Outlook

     Although demand for its products remains at a high level, the Company has recently experienced some softening of demand and pricing in certain markets. On September 9, 2002 the Company implemented a 15% gypsum wallboard price increase, but by quarter end, pricing began to soften. CXP expects gypsum wallboard earnings for fiscal 2003 to be substantially higher than wallboard earnings last year. However, in light of weakening general economic conditions there can be no assurance that prices and demand for the Company’s products, will continue to hold at current levels.

     Assuming prices and demand for cement and gypsum wallboard remain at current levels, the Company expects to report significantly higher earnings for fiscal 2003 than it did for fiscal 2002.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

     For non-calendar year-end companies, early adoption of SFAS No. 142 can be made if an entity’s fiscal year began after March 15, 2001, and its first interim period financial statements had not been issued. The Company elected to early adopt SFAS No. 142 as of April 1, 2001 and as a result, reported no goodwill amortization for the three month and six month periods ended September 30, 2002 and 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS No. 143 on April 1, 2003, and, based on current circumstances, does not believe that the impact of adoption of SFAS No. 143 will have a material impact on the Company’s financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions”. SFAS No. 144 became effective for the Company on April 1, 2002, and did not have an impact on its financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.145; “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds both Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and Statement of Financial Accounting Standards No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. In so doing, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 amends Statement of Financial Accounting Standards No. 44 which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS 44 is no longer necessary. SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The provisions of this new standard are generally applied prospectively. The adoption of this standard had no material impact on the Company’s financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

Forward-Looking Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations, Outlook and other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, the cyclical and seasonal nature of the Company’s business, public infrastructure expenditures, adverse weather, availability of raw materials, unexpected operational difficulties, governmental regulation and changes in governmental and public policy, changes in economic conditions specific to any one or more of the Company’s markets, competition, announced increases in capacity in the gypsum wallboard, paperboard and cement industries, general economic conditions and interest rates. Investors should take such risks and uncertainties into account when making investment decisions. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The report is filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitization classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At September 30, 2002, the Company had approximately $131.0 million in variable rate debt ($101.0 million in bank debt and $30.0 million in a note payable under the Company’s accounts receivables securitization program). On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire in August 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the spread on the Company’s debt. Accordingly, using the unhedged balance of the Company’s variable rate debt as of September 30, 2002 of $31.0 million, if the applicable interest rates on such debt (LIBOR or commercial paper rate) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $310,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $310,000 for such period. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2002. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and Note (K) of this report.

Item 4.      Controls and Procedures

     Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in this report has been processed, summarized and reported in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation by the Chief Executive Officer and Chief Financial Officer.

Part II. Other Information

Item 4.      Submission of Matters to a Vote of Security Holders

     On July 16, 2002, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, Timothy R. Eller, Laurence E. Hirsch, Richard D. Jones, Jr., Michael R. Nicolais, David W. Quinn, and Harold K. Work were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

	Number of Shares

Name	For	Withheld

Robert L. Clarke	17,884,978	152,855
Timothy R. Eller	15,142,089	2,895,744
Laurence E. Hirsch	17,898,578	139,255
Richard D. Jones, Jr.	15,707,555	2,330,278
Michael R. Nicolais	17,907,548	130,285
David W. Quinn	17,906,098	131,735
Harold K. Work	17,908,323	129,510

Item 5.       Other Information

     The Company’s 2003 annual meeting of stockholders is scheduled to be held on July 15, 2003. In order to be considered for inclusion in the Company’s proxy material for that meeting, stockholder proposals must be received at the Company’s executive offices, addressed to the attention of the Secretary, not later than February 19, 2003.

     For any proposal that is not submitted for inclusion in the Company’s proxy material for the 2003 annual meeting of stockholders but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Securities Exchange Act of 1934 permits the Company’s management to exercise discretionary voting authority under proxies it solicits unless the Company is notified about the proposal on or before April 16, 2003, and the stockholder satisfies the other requirements of Rule 14a-4(c). In addition, except with respect to stockholder proposals included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the Company’s Bylaws provide that, to be considered at the 2003 annual meeting, a stockholder proposal must be submitted in writing and received by the Secretary at the executive offices of the Company during the period beginning on January 6, 2003 and ending April 16, 2003, and must contain the information specified by and otherwise comply with the Company’s Bylaws. Any stockholder wishing to receive a copy of the Company’s Bylaws should direct a written request to the Secretary at the Company’s principal executive offices.

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

On July 16, 2002, the Company filed with the Securities and Exchange Commission a current report on Form 8-K in connection with the release of the Company’s June 30, 2002 first quarter earnings.

On August 13, 2002, the Company filed with the Securities and Exchange Commission a current report on Form 8-K in connection with the Company’s filing of the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on its Form 10-Q for the period ending June 30, 2002.

On September 4, 2002, the Company filed with the Securities and Exchange Commission a current report on Form 8-K in connection with the Company’s announcement of the closing of its aggregates quarry and crushing plant in Georgetown, Texas.

     All other items required under Part II are omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

November 11, 2002	By:	/s/ RICHARD D. JONES, JR. Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

November 11, 2002		/s/ ARTHUR R. ZUNKER, JR. Arthur R. Zunker, Jr. Senior Vice President and Treasurer (principal financial and chief accounting officer)

CERTIFICATIONS

I, Richard D. Jones, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Centex Construction Products, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 11, 2002

By:	/s/ RICHARD D. JONES, JR.
Richard D. Jones, Jr. Chief Executive Officer

CERTIFICATIONS

I, Arthur R. Zunker, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Centex Construction Products, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 11, 2002

By:	/s/ ARTHUR R. ZUNKER, JR.
Arthur R. Zunker, Jr. Chief Financial Officer