Form 10-Q
period 2002-12-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2003-02-11
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
December 31, 2002
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

Yes [] No [    ]

As of the close of business on February 10, 2003, 18,376,095 shares of Centex Construction Products, Inc. common stock were outstanding.

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

December 31, 2002

			Page

Part I.	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended December 31, 2002 and 2001	2

		Consolidated Statements of Earnings for the Nine Months Ended December 31, 2002 and 2001	3

		Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002	4

		Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES			25

CERTIFICATIONS			26-27

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

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	December 31,

	2002	2001

REVENUES
Cement	$42,211	$44,670
Gypsum Wallboard	49,288	44,978
Paperboard	23,817	19,249
Concrete and Aggregates	12,754	11,791
Other, net	454	65
Less: Intersegment Sales	(9,435)	(8,003)

	119,089	112,750
COSTS AND EXPENSES
Cement	27,802	29,294
Gypsum Wallboard	42,595	42,186
Paperboard	18,510	15,766
Concrete and Aggregates	12,449	11,298
Less: Intersegment Purchases	(9,435)	(8,003)
Corporate General and Administrative	1,415	1,294
Interest Expense, net	2,631	3,488

	95,967	95,323

EARNINGS BEFORE INCOME TAXES	23,122	17,427
Income Taxes	7,744	5,837

NET EARNINGS	$15,378	$11,590

EARNINGS PER SHARE:
Basic	$0.84	$0.63

Diluted	$0.83	$0.63

AVERAGE SHARES OUTSTANDING:
Basic	18,370,656	18,354,896

Diluted	18,448,901	18,453,460

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Nine Months Ended	December 31,

	2002	2001

REVENUES
Cement	$140,860	$150,730
Gypsum Wallboard	156,210	129,461
Paperboard	67,368	60,921
Concrete and Aggregates	43,971	46,061
Other, net	2,127	473
Less: Intersegment Sales	(26,679)	(27,928)

	383,857	359,718
COSTS AND EXPENSES
Cement	94,395	99,877
Gypsum Wallboard	131,929	132,369
Paperboard	55,439	55,706
Concrete and Aggregates	44,381	41,631
Less: Intersegment Purchases	(26,679)	(27,928)
Corporate General and Administrative	4,197	3,791
Interest Expense, net	7,694	10,782

	311,356	316,228

EARNINGS BEFORE INCOME TAXES	72,501	43,490
Income Taxes	24,281	14,565

NET EARNINGS	$48,220	$28,925

EARNINGS PER SHARE:
Basic	$2.62	$1.58

Diluted	$2.60	$1.57

AVERAGE SHARES OUTSTANDING:
Basic	18,431,861	18,348,995

Diluted	18,548,292	18,447,533

CASH DIVIDENDS PER SHARE	$0.15	$0.15

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	December 31,	March 31,
	2002	2002

	(unaudited)	(*)
ASSETS
Current Assets –
Cash and Cash Equivalents	$21,767	$11,403
Accounts and Notes Receivable, net	45,847	58,957
Inventories	53,333	54,220

Total Current Assets	120,947	124,580

Property, Plant and Equipment –	795,172	796,766
Less Accumulated Depreciation	(253,137)	(230,283)

Property, Plant & Equipment, net	542,035	566,483
Notes Receivable, net	1,426	1,299
Goodwill	40,197	41,088
Other Assets	9,080	9,902

	$713,685	$743,352

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Accounts Payable and Accrued Liabilities	$67,805	$79,359
Note Payable	23,456	18,630
Current Portion of Long-term Debt	76,080	80

Total Current Liabilities	167,341	98,069

Long-term Debt	670	163,670
Deferred Income Taxes	74,508	53,781
Stockholders’ Equity –
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,376,095 and 18,358,473 Shares, respectively	184	184
Capital in Excess of Par Value	14,049	15,153
Accumulated Other Comprehensive Losses	(2,080)	(1,063)
Retained Earnings	459,013	413,558

Total Stockholders’ Equity	471,166	427,832

	$713,685	$743,352

(*) From Audited Financial Statements.

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Nine Months Ended	December 31,

	2002	2001

Cash Flows from Operating Activities
Net Earnings	$48,220	$28,925
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	27,669	27,032
Deferred Income Tax Provision	21,926	15,518
Asset Impairment Charge	2,586	0
Loss on Asset Sale	564	0
Decrease in Accounts and Notes Receivable	12,983	33,142
Decrease in Inventories	887	6,102
Decrease in Accounts Payable and Accrued Liabilities	(11,554)	(11,922)
Decrease (Increase) in Other, net	2,265	(2,264)

Net Cash Provided by Operating Activities	105,546	96,533

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(11,033)	(15,931)
Proceeds from Asset Dispositions	3,414	0

Net Cash Used in Investing Activities	(7,619)	(15,931)

Cash Flows from Financing Activities
Reduction in Long-term Debt	(87,000)	(85,800)
Addition to Note Payable	4,826	22,762
Payment of Subordinated Debt	0	(9,498)
Dividends Paid to Stockholders	(2,765)	(2,753)
Retirement of Common Stock	(8,135)	0
Proceeds from Stock Option Exercises	5,511	388

Net Cash Used in Financing Activities	(87,563)	(74,901)

Net Increase in Cash and Cash Equivalents	10,364	5,701
Cash and Cash Equivalents at Beginning of Period	11,403	8,747

Cash and Cash Equivalents at End of Period	$21,767	$14,448

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2002

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

(B) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Losses	Total

	(dollars in thousands)
Balance, March 31, 2001	$183	$14,614	$377,523	$0	$392,320
Net Earnings	0	0	39,706	0	39,706
Stock Option Exercises	1	539	0	0	540
Dividends To Stockholders	0	0	(3,671)	0	(3,671)
Unrealized Loss on Hedging Instruments	0	0	0	(1,063)	(1,063)

Balance, March 31, 2002	184	15,153	413,558	(1,063)	427,832
Net Earnings	0	0	48,220	0	48,220
Stock Option Exercises	2	5,509	0	0	5,511
Tax Benefit from Stock Option Exercises	0	1,520	0	0	1,520
Dividends To Stockholders	0	0	(2,765)	0	(2,765)
Unrealized Loss on Hedging Instruments	0	0	0	(81)	(81)
Minimum Pension Liability	0	0	0	(936)	(936)
Retirement of Common Stock	(2)	(8,133)	0	0	(8,135)

Balance, December 31, 2002	$184	$14,049	$459,013	$(2,080)	$471,166

(C) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     Cash payments made for interest were $7.0 million and $12.1 million for the nine months ended December 31, 2002 and 2001, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2002 and 2001 were $0.47 million and $0.50 million, respectively.

(D) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	December 31, 2002	March 31, 2002

	(dollars in thousands)
Raw Materials and Material-in-Progress	$13,515	$15,218
Finished Cement	5,720	5,636
Gypsum Wallboard	5,282	5,140
Paperboard	4,020	2,894
Aggregates	2,211	2,772
Repair Parts and Supplies	21,740	21,576
Fuel and Coal	845	984

	$53,333	$54,220

(E) EARNINGS PER SHARE

     The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards, SFAS No. 128, “Earnings Per Share”. Basic earnings per share are computed using the average number of common shares outstanding in each of the three month and nine month periods ended December 31, 2002 and 2001. Diluted earnings per share for the periods ended December 31, 2002 assume the dilutive impact of 78,245 and 116,431 shares, respectively, of stock options. For the three and nine months ended December 31, 2001, diluted earnings per share assume the dilutive impact of 98,564 and 98,538 shares, respectively. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 333,000 shares at an average price of $39.33 and 243,000 shares at an average price of $39.96 for the three months and nine months ended December 31, 2002, respectively. For the three months and nine months ended December 31, 2001, 546,000 shares at an average price of $35.61 and 560,000 shares at an average price of $35.65, respectively, were excluded from the computation of diluted earnings per share. All anti-dilutive options have expiration dates ranging from April 2008 to May 2012.

(F) GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted, effective April 1, 2001. SFAS No. 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of

SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step is to identify potential impairment by determining whether the carrying amount of a reporting segment exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. During the quarter ended September 30, 2001, the Company completed the first step of the impairment assessment and determined that the fair value of its reporting segments exceeds their carrying amounts. The Company performed the annual impairment analysis on January 1, 2002 and determined that the fair value of the reporting segments exceeds their carrying amounts. There have been no material changes in the carrying amount of the Company’s goodwill during the three months ended fiscal year March 31, 2002 and for the nine months ended December 31, 2002. During the quarter ended June 30, 2002, the Company sold all of its recycled fiber collection centers. Goodwill applicable to the assets sold amounted to $891,000, which was written off in connection with the sale. Identifiable intangible assets subject to amortization are immaterial for purposes of disclosure.

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

     The following table sets forth certain business segment information:

	For The Three Months		For The Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

	(dollars in thousands)
Revenues (External Customers):
Cement	$41,213	$43,714	$137,746	$146,404
Gypsum Wallboard	49,288	44,978	156,210	129,461
Paperboard	15,562	12,326	44,296	37,728
Concrete and Aggregates	12,572	11,667	43,478	45,652
Other, net	454	65	2,127	473

	$119,089	$112,750	$383,857	$359,718

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(dollars in thousands)
Intersegment Sales:
Cement	$998	$956	$3,114	$4,326
Paperboard	8,255	6,923	23,072	23,193
Concrete and Aggregates	182	124	493	409

	$9,435	$8,003	$26,679	$27,928

Operating Income (Loss):
Cement	$14,409	$15,376	$46,465	$50,853
Gypsum Wallboard	6,693	2,792	24,281	(2,908)
Paperboard	5,307	3,483	11,929	5,215
Concrete and Aggregates	305	493	(410)	4,430
Other, net	454	65	2,127	473

Total	27,168	22,209	84,392	58,063
Corporate General and Administrative	(1,415)	(1,294)	(4,197)	(3,791)
Interest Expense, net	(2,631)	(3,488)	(7,694)	(10,782)

Earnings Before Income Taxes	$23,122	$17,427	$72,501	$43,490

     Total assets by segment are as follows:

	Dec. 31, 2002	March 31, 2002

	(dollars in thousands)
Cement	$136,378	$141,734
Gypsum Wallboard	321,635	341,724
Paperboard	195,877	206,607
Concrete and Aggregates	34,176	39,174
Corporate and Other	25,619	14,113

	$713,685	$743,352

     Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Intersegment sales are recorded at prices which approximate market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The increase in Corporate and Other assets resulted from a $10.4 million increase in cash. During the quarter ended September 30, 2002, the Company closed its Georgetown, Texas aggregates quarry and crushing plant. Assets written-off as part of the closure totaled $2.6 million. Goodwill at December 31, 2002, and March 31, 2002 was $40.2 million and $41.1 million, respectively. The breakdown of segment goodwill at December 31, 2002 and March 31, 2002 was Gypsum Wallboard of $33.3 million for each period and Paperboard of $6.9 million and $7.8 million, respectively.

     Certain summarized financial information of the two cement joint ventures, in the aggregate, is included below, presenting the applicable financial statement amounts that have been proportionately consolidated into the Company’s financial statements.

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(dollars in thousands)
Revenues	$17,834	$20,263	$58,293	$62,995
Costs and Expenses	$10,794	$12,572	$37,835	$40,990
Earnings Before Income Taxes	$7,040	$7,691	$20,458	$22,005

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

     During the quarter ended June 30, 2002, the Company recorded a comprehensive loss of $936,000, net of income taxes of $504,000, in connection with recognizing an additional minimum pension liability. Also, as of December 31, 2002, the Company recorded a cumulative comprehensive loss of $1,144,000, net of income taxes of $616,000, in connection with its interest rate swap. See Note (K) of this Report.

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

(J) NET INTEREST EXPENSE

     The following components are included in interest expense, net:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,

	2002	2001	2002	2001

		(dollars in thousands)
Interest (Income)	$(20)	$(482)	$(53)	$(2,598)
Interest Expense	2,303	3,540	6,673	12,345
Other Expenses	348	430	1,074	1,035

Interest Expense, net	$2,631	$3,488	$7,694	$10,782

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the assumed subordinated debt, the new bank credit facility, the trade receivable securitization facility and commitment fees based on the unused portion of the new bank credit facility. Included in interest expense for the three months ended December 31, 2002 is $581,000 of costs resulting from the early termination of one of the Company’s interest rate swaps. See Note K of this Report. Other expenses include amortization of debt issue costs and bank credit facility costs.

(K) DERIVATIVES AND HEDGING

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on April 1, 2001. The effect of the adoption of SFAS No. 133 had no impact on the Company’s operating earnings. The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive losses and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

     On July 19, 2001, the Company entered into two interest rate swap agreements, designated as cash flow hedges, with two banks for a total notional amount of $100.0 million. These agreements expire on August 28, 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the applicable margin on the Company’s revolving credit facility debt. On November 22, 2002, the Company terminated one of its interest rate swap agreements with a notional amount of $25.0 million. As a result, the Company paid $581,000 to the bank counter party for a release of all obligations under the transaction. Additionally, the Company paid down the portion of the debt that was associated with the $25.0 million interest rate swap, and the Company has no intentions of increasing the amounts outstanding under the debt; therefore, the amount recorded in accumulated other comprehensive income was reclassified to earnings during the current quarter. The reclassification is recorded in interest expense. During the three months and nine months ended December 31, 2002, the swap agreements resulted in approximately $658,000 and $2.0 million, respectively, of additional interest expense. As of December 31, 2002, the fair value of the remaining swap agreement was a liability of approximately $1.8 million ($1.1 million net of tax).

(L) COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2002, the Company had contingent liabilities under these outstanding letters of credit of approximately $7.6 million.

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

(M) IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transaction.” SFAS No. 144 became effective for the Company on April 1, 2002, and did not have an impact on its financial position or results of operations for the quarter and nine months ended December 31, 2002.

(N) RECLASSIFICATIONS

     Certain fiscal 2002 balances were reclassified to conform with the fiscal 2003 presentation.

Item 2.      Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Information presented for the quarter and nine months reflects the grouping of Centex Construction Product’s businesses into four segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Concrete and Aggregates are broken out separately in the segment discussions.

     Commercial construction, which is a significant component of the demand for the Company’s products, has declined dramatically and is expected to remain at its currently depressed level. A large portion of the decline relates to the completion of pre-9/11 projects and the absence of projects to replace them. Infrastructure activity (road building) is performing short of expectations. With state budgets coming under increasing pressure, it is expected that road spending will continue to be delayed in certain states. With funding for highway construction softening, and the downturn in commercial construction activity, U.S. cement consumption through November of calendar 2002 is 3.7% below the same period for last year. The Company is experiencing some softening of cement prices in the Texas and Nevada markets.

     Although new housing and home repair activity remains strong, the gypsum wallboard industry experienced a softening in wallboard pricing and demand during the quarter ended December 31, 2002. Gypsum wallboard consumption for calendar 2002 was 1.8% above demand for calendar 2001, however, monthly demand since August 2002, except for December 2002, has been below the prior year’s same month demand. Although the industry has reported increased annual gypsum wallboard shipments, cumulative production volume at the Company’s Gypsum Wallboard plants is below 70% of total capacity due to an “over capacity” situation in the gypsum wallboard industry. During September 2002, the Company implemented price increases of up to 15%, however, the price increase completely eroded by the end of the quarter ended December 31, 2002. Pricing continued to soften and then stabilized during the first part of January 2003. Longer term, the level of wallboard demand and prices will be determined by the strength of the housing market and wallboard industry utilization levels.

     In Austin, Texas, which is the Company’s primary concrete and aggregates market, the economy has been affected by weakening economic conditions and as a result, concrete and aggregates demand and pricing in the Austin market has been negatively impacted. On September 3, 2002, the company announced the closing of its aggregates facility in Georgetown, Texas.

Results of Operations

     CXP reported a 33% gain in net earnings for the quarter ended December 31, 2002 compared to the same quarter last year as a result of increased Gypsum Wallboard and Paperboard operating earnings and decreased interest expense, partially offset by lower Cement and Concrete and Aggregates operating earnings. The Company’s net earnings of $15,378,000 for the third quarter this year were up $3,788,000 from $11,590,000 for the same quarter last year. Revenues for the third quarter of fiscal 2003 were $119,089,000, up 6% from revenues of $112,750,000 for the same quarter last year. Diluted earnings per share for this fiscal year’s quarter of $0.83 were up 32% from $0.63 per share for the same quarter in fiscal 2002.

     For the nine months ended December 31, 2002, CXP’s net earnings increased 67% to $48,220,000 or $2.60 per diluted share from $28,925,000 or $1.57 per diluted share for the same period last year. Revenues for the current nine months increased 7% to $383,857,000 from $359,718,000 for the same period last fiscal year. The earnings increase resulted mostly from higher Gypsum Wallboard sales prices, reduced Paperboard cost of sales and lower corporate interest expense.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

	Cement (Ton)		Gypsum Wallboard(MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Quarter Ended Dec. 31	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Sales Volume(M)	576	602	440	437	55	48	151	127	868	937
Average Net Sales Price(1)	$66.77	$66.89	$89.03	$80.46	$428.46	$403.38	$53.68	$56.66	$5.00	$4.45
Operating Margin(2)	$25.01	$25.55	$15.22	$6.39	$95.86	$72.99	$1.21	$0.85	$0.14	$0.41

	Cement (Ton)		Gypsum Wallboard(MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Nine Months Ended Dec. 31	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Sales Volume(M)	1,898	1,995	1,385	1,412	166	152	522	541	3,366	3,356
Average Net Sales Price(1)	$67.62	$68.28	$90.30	$69.56	$404.43	$397.82	$53.92	$55.90	$4.39	$4.32
Operating Margin(2)	$24.48	$25.50	$17.50	$(2.06)	$71.89	$34.32	$3.31	$4.25	$(0.64)	$0.63

(1)	As historically reported. Does not include freight and delivery costs billed to customers.
(2)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

     Cement revenues for the current quarter totaled $42,211,000, down 6% from $44,670,000 for last year’s third quarter. Operating earnings for the current quarter were $14,409,000, a 6% decrease from $15,376,000 for prior year’s third quarter. Decreased sales volume and lower operating margins accounted for the quarterly operating earnings decline. Sales volume of 576,000 tons for the quarter was 4% below sales volume for the prior year’s third quarter. The sales volume decline resulted mostly from decreased sales in the Texas and Illinois markets. Purchased cement sales of 30,000 tons were 48,700 tons below the prior year’s quarter. All four cement operations reported reduced purchased cement sales this year. Total U.S. portland cement shipments of 99.8 million metric tons through November 2002 were 3.7% below shipments for the same period last year. Cement imports through October 2002 were 21.1 million metric tons, 5% below prior year’s same period imports. Although demand has softened, the Company expects fiscal 2003 to be another “sold out” year. Average cement sales prices of $66.77 per ton was level with $66.89 per ton for the same quarter last year.

     For the current nine months, Cement revenues were $140,860,000, down 7% from $150,730,000 for the same period a year ago. Operating earnings from Cement for this year’s nine months were $46,465,000, down 9% from $50,853,000 for the same period last year. The operating earnings decline resulted primarily from decreased sales volume and lower operating margins. Cement sales volume of 1,898,000 tons for the current nine months was 5% below sales volume for the first nine months of fiscal 2002, due mainly to decreased sales volume at the Nevada and Illinois plants. Purchased cement sales volume of 137,300 tons were 89,500 tons less than last year’s purchased cement sales volume. Average net sales price of $67.62 per ton was down $0.66 per ton form last year’s nine month period. Cost of sales of $43.14 per ton was 1% higher than $42.78 per ton for last year’s nine month period due to increased energy costs.

     Gypsum Wallboard revenues of $49,288,000 for the current quarter were 10% greater than last year’s same quarter revenues of $44,978,000. Operating earnings for this year’s third quarter were $6,693,000, up 140% from $2,792,000 for the same period last year. Higher net sales prices accounted for the majority of the quarterly earnings gain. Sales volume of 440 million square feet (“MMSF”) for this year’s third quarter were 1% above the 437 MMSF sold during the prior year’s quarter. The Company’s wallboard plants ran at approximately 70% of total production capacity during this year’s third quarter. National wallboard consumption of 29.9 billion square feet for calendar 2002 was up 1.8% from last year’s consumption. The Company’s average net sales price for the third quarter increased 11% to $89.03 per thousand board feet (“MSF”) from $80.46 per MSF for the same quarter last year. Although net sales prices for this year’s third quarter were above net sales prices for the same quarter last year, the Company experienced softening in demand and sales prices during the quarter. The price increase implemented in September 2002 completely eroded during the third quarter. Cost of sales of $73.81 per MSF were level with last year’s third quarter cost of sales.

     For the current nine month period, Gypsum Wallboard revenues were $156,210,000, up 21% from $129,461,000 for the same period a year ago. Operating earnings from Gypsum Wallboard were $24,281,000 for the first nine months of this fiscal year compared to a $2,908,000 loss for last year’s nine month period. The operating earnings improvement resulted mainly from a 30% increase in average net sales prices. Gypsum Wallboard sales volume for the current nine months declined 2% to 1,385 MMSF from 1,412 MMSF for last year’s nine month period. Average net sales price of $90.30 per MSF for the current nine months was $20.74 per MSF or 30% greater than the prior year’s nine month average net sales price. Cost of sales of $72.80 per MSF for the current nine months were 2% greater than prior year’s nine month period due to increased energy and administrative costs.

     Paperboard revenues of $23,817,000 and operating earnings of $5,307,000 for the third quarter of fiscal 2003 were up 24% and 52%, respectively, from revenues of $19,249,000 and operating earnings of $3,483,000 for last year’s third quarter. The earnings gain resulted from increased sales volume and higher operating margins. Sales volume of 55,000 tons was 15% above last year’s third quarter sales volume due to increased non-gypsum paper sales. The average net sales price of $428.46 per ton for the third quarter this year was up 6% from $403.38 per ton for last year’s third quarter. This year’s third quarter net sales price was positively impacted by higher sales prices for all grades of paper. Cost of sales of $332.60 per ton for this year’s third quarter was up 1% over last year’s third quarter cost of sales.

     For the nine months ended December 31, 2002, Paperboard reported revenues of $67,368,000 and operating earnings of $11,929,000 compared to revenues of $60,921,000 and operating earnings of $5,215,000 for last year’s nine month period. The operating earnings gain resulted from the combination of increased sales volume and a 110% improvement in operating margins. Included in last year’s results is a $2.1 million loss associated with the idling of the Denver mill in last year’s first quarter. Paperboard sales volume of 166,000 tons for the nine months was 14,000 tons greater last year’s nine months sales volume due to the sale this year of an additional 14,900 tons of kraft paper sales. The Company is now supplementing its gypsum wallboard paper sales volume with lower priced non-gypsum paper sales volume. The average net sales price of $404.43 per ton for the nine month period increased 2% from last year’s nine months average sales price of $397.82 per ton due to a higher sales price for all grades of paper. Cost of sales of $332.54 per ton were 9% below last year’s nine months cost of sales due to decreased maintenance and energy costs.

     Revenues from Concrete and Aggregates were $12,754,000 for the third quarter, up 8% from $11,791,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings of $305,000 for the third quarter, down 38% from $493,000 operating profit for the third quarter last year. The earnings decline was mostly attributable to lower Aggregates sales volume and operating margins. Concrete third quarter operating earnings of $182,000 increased 69% over last year’s third quarter due to a 19% improvement in sales volume and a 42% increase in operating margins. Concrete sales volume for third quarter was 151,000 cubic yards, up 24,000 cubic yards from the third quarter last year. The gain was attributable to increased shipments in the Austin, Texas market. The Company’s average Concrete net sales price of $53.68 per cubic yard for the quarter was 5% below $56.66 per cubic yard for the third quarter a year ago. Pricing in the Austin, Texas market has declined 10% from last year’s third quarter average net sales price. Cost of sales of $52.47 per cubic yard decreased 6% from the third quarter last year due to decreased materials and operating costs. Aggregates operating earnings of $123,000 for the third quarter declined 68% from operating earnings of $385,000 for the prior year’s third quarter due to a 7% decrease in sales volume and a 66% decline in operating margins. The Company’s Aggregates operation reported sales volume of 868,000 tons for the third quarter, 69,000 tons below sales volume of 937,000 tons for the third quarter last year. The sales volume decline resulted from no sales this quarter from the closed Georgetown quarry. Aggregates net sales price of $5.00 per ton increased 12% from $4.45 per ton for the third quarter last year due mostly to the negative impact last year of depressed Georgetown sales prices.

     For the current nine months, Concrete and Aggregates revenues were $43,971,000, down 5% from $46,061,000 for the nine months last year. Operating results for the nine months this year were a $410,000 loss, a 109% decline from $4,430,000 operating earnings for the same period last year. Concrete earnings of $1,727,000 for the current nine months declined 25% from last year’s nine month period due to decreased sales volume and a 22% decline in operating margins. Sales volume of 522,000 cubic yards for the first nine months of fiscal 2003 were 4% below the prior year’s nine month sales volume due to decreased shipments in both the California and Texas markets. Concrete net sales price of $53.92 per cubic yard was 4% below prior year’s nine months as a result of declining sales prices in the Austin, Texas market. Aggregates reported an operating loss of $2,137,000 for the nine months this year compared to $2,130,000 operating earnings for the same period last year. The earnings decline resulted from increased cost of sales along with costs associated with the closure of the Georgetown quarry. Sales volume of 3,366,000 tons for the current nine months were level with prior year’s nine month sales volume. The average net sales price of $4.39 per ton for the current nine months was 2% higher than the same period for the prior year. Cost of sales (excluding Georgetown closure costs) increased 24% to $4.15 per ton for the current nine months due mostly to high Georgetown production cost prior to its closure.

     Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers earnings, trucking income, asset sales and other miscellaneous income and cost items. Included in this year’s third quarter results is a $564,000 loss on the sale of a parcel of land.

     Corporate general and administrative expenses for the three months and nine months ended December 31, 2002 were $1,415,000 and $4,197,000 compared to $1,294,000 and $3,791,000 for the same periods last year. The increase was primarily the result of additional personnel costs, higher office expenses and increased investor costs.

     Net interest expense of $2,631,000 and $7,694,000 for the three months and nine months ended December 31, 2002 declined from net interest expense of $3,488,000 and $10,782,000 for last year’s nine month period due to declining debt balances and lower borrowing costs. Included in last year’s net interest expense is $2,598,000 of interest income relating to a note receivable that was paid in last year’s third quarter. Included in this year’s third quarter interest expense is $581,000 of cost associated with the early termination of one of the Company’s two interest rate swap agreements.

Financial Condition

     On November 10, 2000, the Company’s $35 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325 million senior revolving credit facility. During the quarter ended June 30, 2001, pursuant to an Amended and Restated Credit Agreement, the credit facility was amended to reduce the facility amount from $325 million to $275 million and to modify certain financial and other covenants (the “New Credit Facility”). During the quarter ended September 30, 2002, the Company again reduced the New Credit Facility amount from $275 million to $175 million. The principal balance of the New Credit Facility matures on November 10, 2003. At December 31, 2002 and March 31, 2002, the Company had $76.0 million and $163.0 million outstanding under the New Credit Facility, respectively. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 275 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 175 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio, minimum tangible net worth, and limitations on dividends and capital expenditures. The Company had $91.4 million and $86.1 million of New Credit Facility borrowings available at December 31, 2002 and 2001, respectively.

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

     On June 29, 2001, the Company entered into a $50 million trade receivables securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly-owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The borrowed funds are used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $23.5 million and $18.6 million outstanding under the Receivables Securitization Facility at December 31, 2002 and March 31, 2002, respectively.

     The Company funds the growth of its business through the combination of cash flow from operations, advances under the receivables securitization program and bank borrowings. Liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. The Company believes that cash on hand, cash provided by operations and funds available under the Receivables Securitization Facility and the New Credit Facility should be sufficient to cover working capital needs, capital expenditures and debt service requirements for the next twelve months and beyond. The Company is currently negotiating a revolving credit facility to replace the New Credit Facility that matures on November 10, 2003. This new replacement credit facility is expected to be in place prior to the maturity of the existing New Credit Facility.

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

     The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. On July 19, 2001, the Company entered into two interest rate swap agreements which have the effect of converting a total notional amount of $100.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under these agreements. These agreements expire on August 28, 2003. On November 22, 2002, the company terminated one of its interest rate swap agreements with a notional amount of $25.0 million. At December 31, 2002, the Company recorded a cumulative net after-tax loss of $1.14 million to Accumulated Other Comprehensive Losses for the change in fair value of the remaining swap agreement.

     The Company does not have any off balance sheet debt. Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $15 million Letter of Credit Facility. At December 31, 2002, the Company had $7.6 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $2.9 million in performance bonds relating to its mining operations.

     Based on its financial condition at December 31, 2002, the Company believes that its internally generated cash flow coupled with funds available under various credit facilities will enable it to provide adequately for its current operations and future growth. The Company was in compliance at December 31, 2002 and during the three and nine months ended December 31, 2002 with all the terms and covenants of its credit agreements.

     Working capital at December 31, 2002 was a deficit of $46.4 million compared to a positive $26.5 million at March 31, 2002. The decline resulted from a $4.8 million increase in note payable, a $76.0 million increase in current portion of long-term debt resulting from the reclassification of the New Credit Facility balance from Long-term to currently payable and a $14.0 million decrease in accounts and notes receivable and inventories, partially offset by a $10.4 million increase in cash and a $11.5 million decline in accounts payable and accrued liabilities.

     Cash and cash equivalents increased $10.4 million from March 31, 2002 to $21.8 million at December 31, 2002. The net cash provided by or used in the operating, investing, and financing activities for the nine months ended December 31, 2002 and 2001 is summarized below:

	For The Nine Months Ended
	December 31,

	2002	2001

	(dollars in thousands)
Net Cash (Used In) Provided by:
Operating Activities	$105,546	$96,533
Investing Activities	(7,619)	(15,931)
Financing Activities	(87,563)	(74,901)

Net Increase in Cash	$10,364	$5,701

     Cash provided by operating activities of $105.5 million for the first nine months of fiscal 2003 increased $9.0 million from last fiscal year’s nine month period due to a $19.3 million increase in net earnings, a $6.9 million increase in deferred tax liability and depreciation, a $2.6 million asset impairment charge and a $0.6 million loss on asset sale, partially offset by a $20.4 million decrease in net working capital. Cash used for investing activities of $7.6 million declined $8.3 million compared to last year’s nine month period due to the combination of a $3.4 million increase in asset sale proceeds and a $4.9 million decrease in capital expenditures. Cash used in financing activities for the nine months of $87.5 million increased $12.6 million over $74.9 million used last year due to an additional $9.6 million reduction in total debt and $8.1 million in stock repurchases, partially offset by a $5.1 million increase in net proceeds from stock option exercises.

     During the nine months ended December 31, 2002, total debt was reduced by $82.2 million from $182.4 million at March 31, 2002 to $100.2 million at December 31, 2002. Debt-to-Capitalization at December 31, 2002 was 17.5%, down from 29.9% at March 31, 2002.

     The Company’s Board of Directors has approved the repurchase of a cumulative total of 6,101,430 shares of the Company’s stock since the Company became publicly held in April 1994. The Company repurchased no shares during this year’s third quarter and 198,102 shares at a cost of $8.1 million for the nine months ended December 31, 2002. At December 31, 2002, Centex Corporation owned approximately 65.2% of the outstanding shares of the Company’s common stock. At December 31, 2002, there are approximately 519,900 shares remaining under the Company’s current repurchase authorization.

Other Developments

     On September 3, 2002, the Company announced the closing of its aggregates quarry and crushing plant in Georgetown, Texas, north of Austin. The decision to cease operations at the Georgetown plant was due primarily to excessive manufacturing costs as well as to soft local market conditions. A significant portion of the plant and equipment will be deployed to the Company’s other mining operations. The write-down resulting from the closure is approximately $1.7 million after tax or $0.09 per diluted share.

     On February 3, 2003, the Company announced that its President and Chief Executive Officer, Richard D. Jones, Jr., will retire effective March 31, 2003, the end of the Company’s fiscal year 2003. He will also resign from the Company’s Board of Directors. Laurence E. Hirsch will assume Mr. Jones’ responsibilities. Mr. Hirsch has been the Company’s Chairman since the Company became publicly held in 1994 and will now also become its Chief Executive Officer. Mr. Hirsch, who is also Chairman and Chief Executive Officer of the Company’s majority owner, Centex Corporation, has extensive experience in the construction products field.

Outlook

     Although demand for cement and gypsum wallboard remains at a high level, the Company experienced some weakness in pricing in certain markets. While wallboard prices declined during the third quarter, they are currently stable and cement price increases have been announced in certain markets. In light of weakening general economic conditions there can be no assurance that prices and demand for the Company’s products, will continue to hold at current levels.

     Assuming prices and demand for cement and gypsum wallboard remain at current levels, the Company expects to report significantly higher earnings for fiscal 2003 than it did for fiscal 2002.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

     For non-calendar year-end companies, early adoption of SFAS No. 142 can be made if an entity’s fiscal year began after March 15, 2001, and its first interim period financial statements had not been issued. The Company elected to early adopt SFAS No. 142 as of April 1, 2001 and as a result, reported no goodwill amortization for the three month and nine month periods ended December 31, 2002 and 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143, requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS No. 143 on April 1, 2003, and, based on current circumstances, does not believe that the impact of adoption of SFAS No. 143 will have a material impact on the Company’s financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transaction.” SFAS No. 144 became effective for the Company on April 1, 2002, and did not have an impact on its financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.145; “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds both Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and Statement of Financial Accounting Standards No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In so doing, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 amends Statement of Financial Accounting Standards No. 44 which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS 44 is no longer necessary. SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The provisions of this new standard are generally applied prospectively. The adoption of this standard had no material impact on the Company’s financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 became effective for any exit and disposal activities initiated after December 31, 2002.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” amending FASB Statement No. 123, “Accounting for Stock-based Compensation.” SFAS No. 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitization classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At December 31, 2002, the Company had approximately $99.4 million in variable rate debt ($76.0 million in bank debt and $23.4 million in a note payable under the Company’s accounts receivables securitization program). On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a notional amount of $100.0 million. These agreements expire in August 2003. On November 22, 2002, the Company terminated one of its interest rate swap agreements with a total notional amount of $25 million. The remaining swap agreement can be matched against $75.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the spread on the Company’s debt. Accordingly, using the unhedged balance of the Company’s variable rate debt as of December 31, 2002 of $24.4 million, if the applicable interest rates on such debt (LIBOR or commercial paper rate) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $244,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $244,000 for such period. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

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

On October 21, 2002, the Company filed with the Securities and Exchange Commission a current report on Form 8-K in connection with the release of the Company’s earnings for the quarter ended September 30, 2002.

On November 12, 2002, the Company filed with the Securities and Exchange Commission a current report on Form 8-K in connection with the Company’s filing of the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to its Form 10-Q for the period ended September 30, 2002.

     All other items required under Part II are omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

February 11, 2003	By:	/s/ RICHARD D. JONES, JR. Richard D. Jones, Jr. President and Chief Executive Officer (principal executive officer)

February 11, 2003		/s/ ARTHUR R. ZUNKER, JR. Arthur R. Zunker, Jr. Senior Vice President and Treasurer (principal financial and chief accounting officer)

CERTIFICATIONS

I, Richard D. Jones, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Centex Construction Products, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 11, 2003

By:	/s/ RICHARD D. JONES, JR.
Richard D. Jones, Jr. Chief Executive Officer

CERTIFICATIONS

I, Arthur R. Zunker, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Centex Construction Products, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 11, 2003

By:	/s/ ARTHUR R. ZUNKER, JR.
Arthur R. Zunker, Jr. Chief Financial Officer