Form 10-K
period 2003-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2003-06-23
CIK 918646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. ☒.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒. No ☐.

     The aggregate market value of the voting stock held by nonaffiliates of the company at September 28, 2002 (the last business day of the registrants’ most recently completed second fiscal quarter) was $228.2 million.

     There were 18,419,612 shares of common stock (or other similar equity securities) outstanding as of the close of business on June 18, 2003:

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, and III, of this Report:

     (a)  2003 Annual Report to Stockholders of Centex Construction Products, Inc. for the fiscal year ended March 31, 2003.

     (b)  Proxy statement for the Annual Meeting of Stockholders of Centex Construction Products, Inc. to be held on July 21, 2003.

PART I

ITEM 1. BUSINESS

General

     Centex Construction Products, Inc. (“CXP” or the “Company”) is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. CXP is a holding company and the businesses of the consolidated group are conducted through CXP’s subsidiaries. Unless the context indicates to the contrary, the terms “CXP” and the “Company” as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company produces and sells cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly-owned subsidiary of Centex Corporation (“Centex”). On April 19, 1994, the Company completed an Initial Public Offering (“IPO”) of 51% of its common stock. As a result of the IPO, Centex’s ownership of the Company was reduced to 49%. The Company’s common stock (“CXP Common Stock”) began trading publicly on the New York Stock Exchange on April 19, 1994. As of June 18, 2003, 18,419,612 shares of CXP Common Stock were outstanding.

     As a result of repurchases by CXP of its common stock from the public since fiscal year 1997, and certain purchases of CXP common stock by Centex from the public, Centex owned approximately 65.1% of the outstanding shares of CXP Common Stock at March 31, 2003.

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

     On November 10, 2000 the Company acquired certain selected strategic assets (the “Strategic Assets Purchase”). The purchase price was $342.2 million in cash plus the assumption by a subsidiary of $100 million of subordinated debt. The principal strategic assets acquired were: a gypsum wallboard plant with 1.1 billion square feet of capacity located at Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; a 220,000 ton-per-year lightweight recycled paperboard mill in Lawton, Oklahoma; a 50,000 ton-per-year recycled paperboard mill located in Commerce City, Colorado; and three recycled paper fiber collection sites. The Commerce City mill was closed in April 2001 and the recycled paper fiber collection sites sold in April 2002. The gypsum wallboard operations are operated by the Company’s American Gypsum Company located in Albuquerque, New Mexico. The paperboard operation is located in Lawton, Oklahoma and focuses primarily on the gypsum wallboard paper business.

Industry Segment Information

     The following table presents revenues and earnings before interest and income taxes contributed by each of the Company’s industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note E of the Notes to the Consolidated Financial Statements of CXP on pages 18, 19 and 20 of CXP’s Annual Report to Stockholders for the fiscal year ended March 31, 2003 (the “2003 CXP Annual Report”). The contribution from assets acquired in the Strategic Assets Purchase only includes results from the date of acquisition.

	For the Fiscal Years Ended March 31,

	2003	2002	2001	2000	1999

		(dollars in millions)
Contribution to Revenues(1):
Cement	$173.2	$183.2	$178.8	$175.4	$168.5
Gypsum Wallboard	212.8	183.5	187.3	244.3	170.9
Paperboard	92.9	84.3	31.5	—	—
Concrete and Aggregates	56.6	57.6	61.1	55.9	47.3
Other, net	2.9	(0.4)	3.7	1.2	1.7

	538.4	508.2	462.4	467.8	388.4
Less: Intersegment Sales	(37.1)	(37.1)	(21.3)	(6.3)	(6.5)

Total Net Revenues	$501.3	$471.1	$441.1	$470.5	$381.9

	For the Fiscal Years Ended March 31,

	2003	2002	2001	2000	1999

		(dollars in millions)
Contribution to Operating Earnings:
Cement	$54.4	$60.2	$59.6	$53.0	$56.8
Gypsum Wallboard	27.2	4.6	27.1	107.6	56.6
Paperboard	17.6	10.0	1.4	—	—
Concrete and Aggregates	(0.3)	4.4	7.5	9.3	7.4
Other, net	2.9	(0.4)	3.7	1.2	1.7

	101.8	78.8	99.3	171.1	122.5
Corporate Overhead	(5.6)	(5.5)	(4.7)	(4.7)	(4.4)

Total Earnings Before Interest and Income Taxes	$96.2	$73.3	$94.6	$166.4	$118.1

(1)	The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” during Fiscal Year 2001. As a result of this adoption, net revenues prior to fiscal year 2001 have been restated to include freight and delivery costs billed to customers. Previously such billings were offset against corresponding expenses in cost of sales.

     Revenues for the past three years from each of the Company’s business segments, expressed as a percentage of total consolidated net revenues, were as follows:

	Percentage of Total Consolidated Net Revenues

	2003	2002	2001

Segment:
Cement	33.8%	37.8%	39.1%
Gypsum Wallboard	42.5%	39.0%	42.5%
Paperboard	12.0%	11.2%	3.9%
Concrete and Aggregates:
Readymix Concrete	7.3%	8.0%	9.8%
Aggregates	3.9%	4.1%	3.9%

	11.2%	12.1%	13.7%
Other, net	0.5%	(0.1%)	0.8%

Total Consolidated Net Revenues	100.0%	100.0%	100.0%

Cement Operations

     Company Operations. The Company’s cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership owned 50% by the Company and 50% by Lehigh Cement Company, a subsidiary of Heidelberg Cement AG. The LaSalle, Illinois plant is owned by Illinois Cement Company, a joint venture owned 50% by the Company and 50% by RAAM Limited Partnership, a partnership controlled by members of the Pritzker family. The Company receives a management fee of $150,000 per year to manage the Illinois joint venture. The Company’s Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

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

					Estimated
					Minimum
	Rated Annual				Limestone
	Clinker Capacity	Manufacturing	Number of	Dedication	Reserves
Location	(M short tons)(1)	Process	Kilns	Date	(Years)

Buda, Tx(2)	1,250	Dry — 4 Stage	1	1978	60	(5)
		Preheater		1983
		Flash Calciner
LaSalle, Il(2)	640	Dry — 4 Stage	1	1974	30	(5)
		Preheater
Laramie, Wy	670	Dry — 2 Stage	1	1988	30	(6)
		Preheater	1	1996
		Dry — Long
		Dry Kiln
Fernley, Nv	515	Dry — Long	1	1964	10	(5)
		Dry Kiln	1	1969
		Dry — 1 Stage
		Preheater

Total — Gross(3)	3,075

Total — Net(3)(4)	2,130

(1)	One short ton equals 2,000 pounds.

(2)	The amounts shown represent 100% of plant capacity and production. Each of these plants is owned by a separate partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partners’ 50% interest.

(5)	Owned reserves.

(6)	Includes both owned and leased reserves.

     The Company’s net cement production, excluding the partners’ 50% interest in the Buda and LaSalle plants, totaled 2.27 million tons in fiscal 2003 and 2.24 million tons in fiscal 2002. Total net cement sales were 2.36 million tons in fiscal 2003 and 2.44 million tons in fiscal 2002 as all plants sold all of the product they produced. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant’s profitability, since incremental sales volumes tend to generate increasing profit margins. During the past two years, the Company purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2003, 6.7% of the cement sold by the Company was acquired from outside sources, compared to 10.5% in fiscal 2002.

     Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by the Company and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Company’s Nevada plant, at least 10 years. The Company expects that additional limestone reserves for its Nevada plant will be available when needed on an economically feasible basis, although such reserves may be more distant and more expensive to transport than the Company’s existing reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or are purchased from outside suppliers.

     The Company’s cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. The Company has not used hazardous waste-derived fuels in its plants. The Company’s LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a partial fuel alternative. Electric power is also a major cost component in the manufacture of cement. The Company has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose the Company to some production interruptions during periods of power curtailment. Although power and coal costs have generally increased in the U.S. during fiscal 2003, because of the location of the Company’s cement plants, such increases are not expected to significantly impact cement manufacturing costs in fiscal 2004.

     Sales and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the “PCA”), the industry’s primary trade organization, the construction sectors that are the major components of cement consumption are (i) public construction, (ii) non-residential buildings (iii) residential buildings, and (iv) other, which comprised 49%, 23%, 22%, and 6%, respectively, of U.S. cement consumption in 2002, the most recent period for which such data is available. Public works construction was favorably impacted when the U.S. Congress passed legislation in 1998 known as the Transportation Equity Act for the 21st Century (“TEA-21”). This legislation authorized $218 billion in federal expenditures on highways, bridges and mass transit projects over the six year period beginning in 1998. This represents a 44% increase over the previous six-year period, which ended in 1997. A proposal is currently pending in Congress to reauthorize the current six-year Federal Highway Program, TEA-21. The new proposal, “SAFETEA” totals $192.5 billion. This legislation would represent an 11% increase over the “Guaranteed” funding levels under TEA-21. Nevertheless, the average expenditure per year of $31.2 billion would be only slightly above highway appropriation levels in recent years. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. While the impact on the Company of regional construction cycles may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company’s cement segment sales and earnings follow a similar cyclical pattern.

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
Houston, Texas
Orange, Texas
Roanoke (Ft. Worth), Texas
Waco, Texas
LaSalle, Illinois	Illinois and southern Wisconsin	Hartland, Wisconsin
Laramie, Wyoming	Wyoming, Utah, northern	Salt Lake City, Utah
	Colorado, western Nebraska and	Denver, Colorado
	eastern Nevada	North Platte, Nebraska
Fernley, Nevada	Northern Nevada and northern California	Sacramento, California

     Cement is distributed directly to customers by common carriers and customer pickups. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for 10% or more of the Company’s cement sales during fiscal 2003.

     Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects.

     Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement is high and limits the geographic area in which each company can market its products economically. Therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No one cement company has a distribution of plants extensive enough to serve all geographic areas. The number of principal competitors of the Company’s Texas, Illinois, Wyoming and Nevada plants are six, six, four and six, respectively, operating in these regional areas.

     According to the PCA, the United States cement industry is comprised of approximately 39 companies which own 105 gray cement plants with approximately 98 million short tons of clinker manufacturing capacity (approximately 103 million short tons of cement manufacturing capacity, assuming a 105% conversion ratio). The top five companies account for nearly 50% of industry capacity with the top ten companies accounting for a 69% concentration ratio. The PCA estimates that U.S. portland cement demand was approximately 120 million short tons in calendar 2002, with approximately 23% of such demand being satisfied by imported cement and clinker. As a result of weak commercial construction activity, calendar 2002 consumption was down 3% from calendar 2001, breaking the string of eight consecutive years of record setting cement consumption in the U.S. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 91% of its aggregate manufacturing capacity during calendar 2002. The PCA reported that, as of December 2001, approximately 22 plant modernization and expansion projects, including six new cement plants, were announced or are underway. These projects, if completed, could add almost 22 million short tons of new domestic cement manufacturing capacity and increase existing capacity by 22%. The announced expansions represent a significant change for the industry, but market forces and other factors may interfere with producers’ plans. The Company does not anticipate that all of the industry’s announced expansions will actually be constructed, and, because of the long lead times associated with adding additional capacity, any increased production capability is expected to be gradual over the next several years. The PCA has predicted total cement consumption will grow to 133 million short tons by 2007, compared with an estimated 120 million short tons of cement consumption in calendar 2002. The Company, however, cannot offer any assurances regarding any near-term or long-term increases in demand. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period. Even if all announced expansions are completed, a capacity deficit would still exist in 2007 if the PCA consumption projections are realized.

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

     U.S. imports of foreign cement began to increase in the mid-1990’s as the use of cement in the U.S. began to recover. The PCA has estimated that imports represented approximately 23% of cement used in the U.S. during calendar 2002 as compared with approximately 24% in 2001 and 25% in 2000. Unlike the imports during the 1980’s, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. While the average price of imported cement rose during calendar 2001, the price of cement imports from some countries, particularly those in Southeast Asia, are less. Moreover, independently owned cement operators could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders, such as those in Asia, which could compete with domestic producers, as has happened in the Company’s Houston, Texas market. The introduction of low-priced imported cement from such sources could adversely affect the Company’s result of operations.

     Capital Expenditures. Capital expenditures during fiscal 2003 amounted to $4.9 million for the Company’s cement segment compared with $4.4 million and $6.2 million in fiscal 2002 and 2001, respectively. Capital outlays in fiscal 2004 are estimated to be approximately $7.6 million. Approximately 16% of the estimated fiscal 2004 total is related to compliance with environmental regulations.

     Environmental Matters. The operations of the Company are subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that the Company has obtained all the material environmental permits that are necessary to conduct its operations. We further believe that the Company is conducting its operations in material compliance with these permits. In addition, none of the Company’s sites is listed as a CERCLA “Superfund” site.

     Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency or EPA has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. Final action implementing the 2002 announcement is expected to occur in fiscal 2004.

     Currently, substantially all CKD produced in connection with the Company’s operations is recycled, and therefore such CKD is not viewed as a hazardous waste under RCRA. However, CKD was historically collected and stored on-site at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. If either the EPA or the states decide to impose management standards on this CKD at some point in the future, the Company could incur additional costs to comply with those requirements with respect to its historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

     A second environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. The Company currently crushes spent refractory brick (which does not contain chromium) and uses it as raw feed in the kiln.

     A third environmental issue involves the potential regulation of greenhouse gasses from cement plants. Carbon dioxide is a greenhouse gas many scientists and others believe contributes to the warming of the Earth’s atmosphere. Although no restrictions have yet been imposed under federal laws, it is possible that cement plants may be targeted because of the large amounts of carbon dioxide generated during the manufacturing process. Any imposition of raw materials or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry.

     Fourth, the U.S. EPA has promulgated regulations for certain toxic air pollutants including standards for portland cement manufacturing. The maximum attainable control technology standards require cement plants to test for certain pollutants and meet certain emission and operating standards. Management has no reason to believe, however, that these standards have placed the Company at a competitive disadvantage.

     Management believes that the Company’s current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards and are in substantial compliance with applicable environmental laws and regulations. Nevertheless, because of the complexity of operations and compliance with environmental laws, there can be no assurance that past or future operations will not result in violations, remediation or other liabilities or claims. Moreover, the Company cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws or regulations will be administered or interpreted. Compliance with more stringent environmental laws, or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

Gypsum Wallboard Operations

     Company Operations. The Company owns and operates four gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico, one located in Gypsum (near Vail), Colorado and one located in Duke, Oklahoma. The Company mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and institutional construction. These panel products have aesthetic as well as sound-dampening and fire-retarding characteristics.

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

     The following table sets forth certain information regarding these plants:

	Rated Annual Gypsum	Estimated Minimum Gypsum
Location	Wallboard Capacity (MMSF)(1)	Rock Reserves (years)

Albuquerque, New Mexico	360	80	(2)(3)
Bernalillo, New Mexico	510	80	(2)(3)
Gypsum, Colorado	640	35	(4)
Duke, Oklahoma	1,200	15	(4)

Total	2,710

(1)	Million Square Feet (“MMSF”)

(2)	The same reserves serve both New Mexico plants

(3)	Leased reserves.

(4)	Includes both owned and leased reserves.

     The Company’s gypsum wallboard production totaled 1,956 MMSF in fiscal 2003 and 1,890 MMSF in fiscal 2002. Total gypsum wallboard sales were 1,933 MMSF in fiscal 2003 and 1,930 MMSF in fiscal 2002. Total wallboard production as a percentage of rated capacity was 72% in fiscal 2003 and 70% in fiscal 2002.

     Raw Materials and Fuel Supplies. The Company mines and extracts natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by the Company and located near its plants. The Company does not use synthetic gypsum. The New Mexico, Colorado and Oklahoma mines and quarries are estimated to contain approximately 50 million tons, 21 million tons and 15 million tons, respectively, of gypsum reserves. Other gypsum deposits are located in the immediate area of the Duke, Oklahoma plant and may be obtained at reasonable costs when needed. Based on its current production capacity, the Company estimates that the life of its existing gypsum rock reserves is a minimum of 80 years in New Mexico, 35 years in Colorado and 15 years in Oklahoma.

     Prior to November 2000, the Company purchased paper used in manufacturing gypsum wallboard from third-party suppliers. The Company now manufactures almost all of the paper needed for its gypsum wallboard production.

     The Company’s gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for its gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in September 2003 for Colorado, November 2003 for New Mexico, and June 2004 for Oklahoma. If the agreements are not renewed, the Company expects to be able to obtain its gas supplies from other suppliers at competitive prices. Electrical power is supplied to the Company’s New Mexico plants at standard industrial rates by a local utility. The Company’s Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties. Power at the Duke, Oklahoma plant is supplied by a local electric cooperative under a contract, which expires in January 2005. Gas costs significantly increased in fiscal 2003 and are likely to increase further during fiscal 2004. If they remain at the current high level, or continue to increase during fiscal 2004, they are expected to significantly impact fiscal 2004 gypsum wallboard manufacturing cost and operating earnings.

     Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other activities such as exports and temporary construction, which the Company estimates accounted for approximately 45%, 38%, 10% and 7%, respectively, of calendar 2002 industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment have partially mitigated the impact of fluctuations in overall levels of new construction.

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

     The Company estimates that the size of the total residential repair and remodel market grew to a record $167 billion in calendar 2002, up from $46 billion in 1980. Although data on commercial repair and remodel activity is not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefited from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

     The Company sells gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, home center chains and other customers located throughout the United States. Two customers with multiple shipping locations accounted for approximately 12.3% and 10.4%, respectively, of the Company’s total gypsum wallboard sales during fiscal 2003. The Company believes that the loss of either of these customers could have a material adverse effect on the Company and its subsidiaries taken as a whole.

     During fiscal 2003, the principal states in which the Company had gypsum wallboard sales were Texas, Colorado, California, Arizona and New Mexico. Prior to fiscal 2001, a large portion of the Company’s gypsum wallboard sales were made in the southeastern United States, with significant sales in Florida. However, due to a dramatic increase in new capacity in the eastern portion of the United States and falling prices, the Company has focused the distribution of its gypsum wallboard in the southwestern and western areas of the United States.

     Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to take advantage of these other regional increases in demand. The Company owns or leases 244 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and six reload yards in Arizona and California. The Company’s rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2003, approximately 22% of the Company’s sales volume of gypsum wallboard was transported by rail.

     Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of 81 plants. The Company estimates that the three largest producers — USG Corporation, National Gypsum Company and Georgia-Pacific Corporation — account for approximately 65% of gypsum wallboard sales in the United States. The industry has experienced some consolidation, the largest being Georgia-Pacific Corporation’s purchase of the gypsum wallboard business of Domtar, Inc. and British Plasterboard’s purchase of James Hardie and Celotex. In general, a number of the Company’s competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated operations consisting of gypsum wallboard manufacturing plants, paperboard mills and distribution centers, which may provide them with certain cost advantages over the Company.

     Competition among gypsum wallboard producers is primarily on a regional basis, with local producers benefiting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand, and to a lesser extent, on product quality and customer service.

     Currently total United States gypsum wallboard production capacity is estimated at 34.4 billion square feet per year, a 25% rise from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 2002 gypsum wallboard shipments by U.S. manufacturers was approximately 29.9 billion square feet (30.7 billion square feet including imports), resulting in industry capacity utilization of approximately 87%.

     Capital Expenditures. Capital expenditures during fiscal 2003 for the gypsum wallboard segment amounted to $3.0 million; $1.2 million in fiscal year 2002; and $4.5 million in fiscal 2001. Capital outlays in fiscal 2004 are estimated to be approximately $10.6 million with less than 1% of the estimated expenditures related to compliance with environmental regulations.

     Environmental Matters. The gypsum wallboard industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not, used asbestos in any of its gypsum wallboard products.

Recycled Paperboard Operations

     Company Operations. The Company’s recycled paperboard manufacturing operation is located in Lawton, Oklahoma. This mill, in addition to the closed Commerce City, Colorado paperboard mill and the sold four recovered fiber centers were acquired as part of the Strategic Assets Purchase in November 2000. The Commerce City mill was closed in April 2001, due to high manufacturing costs and the successful ramp up rate of the Lawton facility. The four recovered fiber centers were sold early in fiscal 2003, as it was determined that their location and supply capabilities were not strategically favorable to the Lawton location.

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

     Manufacturing Process. Recycled paperboard is manufactured at the Lawton mill in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. This mixture is passed through a series of filters and cleaners to remove all of the undesirable materials (e.g. tapes, glass, staples, glues, waxes) from the recovered fiber. This slurry is diluted to a very low concentration and is then applied to a series of rotating wire screens through a mechanical distribution system. The Lawton paper machine is designed so that four individual webs of paper are combined to form one multi-ply sheet of paperboard. The excess water from this process is allowed to be drained through the wire mesh fabric and is continuously recycled for additional paper making. The multi-ply paper mat is then mechanically pressed, steam dried and trimmed to specific customer size and packaged requirements. The finished product is wound in roll form weighing approximately 2.5 tons and containing 2.2 miles of paper. It is made specifically to customer quality specifications.

     Raw Materials. The principal raw materials used by the Company’s Lawton paperboard mill are recovered paper fiber (in other words, wastepaper), water and chemicals. Several different types of recovered fiber (e.g. newspaper, grocery store boxes) are formulated together to give the desired paperboard qualities. Recovered paper fiber is currently purchased from several sources, with 47% being under contract commitments.

     Management believes that adequate supplies of recovered paper fiber will continue to be available from generators and wholesalers located within a 400-mile radius of the Lawton mill. One third of all purchased fiber is supplied by rail. Recovered paper fiber is a commodity bought, sold and traded under the guidelines of the Institute of Scrap Recycling Industries, Inc. (ISRI). Monthly pricing is established in several industry publications based on location. Prices are subject to fluctuations based on generation, demand and export. The current outlook for fiscal 2004 is for stable wastepaper prices. The current customer contracts include price escalators to compensate for changes in raw material prices.

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

     The manufacture of recycled paperboard involves the use of large volumes of water both in the production process and for cooling purposes. The Oklahoma mill uses water provided by the City of Lawton, Oklahoma municipal services. The term of the agreement with the City of Lawton, Oklahoma is fifteen years (commencing in calendar 1999) with two automatic five-year extensions unless the Company notifies the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available, an extended period of general water shortages, legal curtailment of any mill’s current water sources or uses, or deterioration of the current quality of water could adversely affect the mill’s operations and limit its production capacity.

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

     Paperboard mills are generally large consumers of natural gas, with Lawton’s needs in excess of 3200 MMBTU per day. During fiscal 2003, natural gas pricing significantly increased and is expected to increase further during fiscal 2004. If natural gas prices remain at the current high level, or continue to increase during fiscal 2004, they are expected to significantly impact fiscal 2004 production cost and operating earnings.

     The Lawton mill is under a very favorable electrical agreement with Public Service of Oklahoma that renews annually, unless terminated by notice by either party. The mill site has also entered into a letter of intent with a third party co-generation operator for the purchase of steam for the paper making process and possible electrical generation. If the Company is able to reach a definitive agreement with this operator, this co-generation plant should come on line during the fall of 2006, and would be expected to significantly reduce utility price volatility.

     Sales and Distribution. The recycled paperboard products manufactured by the Company are sold primarily to gypsum wallboard manufacturers. During fiscal 2003, approximately 31% of the recycled paperboard manufactured and shipped by the Lawton mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 9% was shipped to another gypsum wallboard manufacturer and 45% was sold to BPB Gypsum (f/k/a James Hardie Gypsum) (“BPB Gypsum”) pursuant to a paper supply contract (the “BPB Gypsum Agreement”). The BPB Gypsum Agreement is a long-term paper supply contract with sales to BPB Gypsum made at a fixed base price determined at the time of execution of the BPB Gypsum Agreement. This base price is subject to adjustment based on changes in the major variable costs of production of recycled paperboard, including the cost of power, transportation and the primary raw materials, and changes in the purchaser price index for industrial commodities and a reference employment cost index. Under this agreement, the Lawton mill is obligated to sell and BPB Gypsum is obligated to purchase at least 95% (plus or minus 5%) of the gypsum-grade recycled paperboard requirements of BPB Gypsum’s three gypsum wallboard plants purchased from James Hardie Gypsum. In addition, the loss of any one or more gypsum wallboard manufacturers as customers or a termination or reduction of their production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

     Competition. In selling the portion of its production not consumed by its own gypsum wallboard manufacturing operations, the Company competes with approximately nine other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for gypsum wallboard, the demand for recycled paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for gypsum wallboard, the demand for recycled paperboard falls, and selling prices may decrease.

     Price, quality and timeliness of deliveries are the principal methods of competition among paperboard producers. The location of the Company’s Lawton recycled paperboard mill allows the Company to serve a variety of markets, including several gypsum wallboard plants in the midwest, southeast, southwest and western United States.

     The Lawton Mill. The Lawton mill is located in southwestern Oklahoma and commenced commercial operations in March 2000. The Lawton mill is designed to manufacture gypsum-grade recycled paperboard utilizing technologies that have been successfully employed in recycled paperboard mills in the United States. These technologies include (i) the use of an advanced paper forming section in which the roll forming process utilizes a hydraulic headbox and a twin wire de-watering system to form a paper sheet operating in excess of 2,500 feet per minute, thereby allowing reduced labor costs per ton produced, (ii) an advanced control system, which immediately senses changes in the paper as it is being formed and adjusts the forming section of the paper machine to maintain the uniformity of the paper and also monitors and adjusts the recovered paper fiber cleaning process to maintain the quality of this raw material, (iii) modern pressing technology, which permits water removal in a way that provides more uniformity and enhances the properties of the paper, (iv) dryer felts on all dryer sections, which improve drying efficiency and reduce shrinkage, and (v) a cleaning and screening process for the reclaimed paper fiber that enhances the strength, surface characteristics and overall surface uniformity of the paperboard.

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

     The Lawton mill currently has the capacity to produce approximately 275,000 tons of recycled paperboard annually. Production from the Lawton mill will be used both internally at all four of CXP’s gypsum wallboard plants and sold to third parties. Although primarily designed for the production of gypsum-grade recycled paperboard, the Lawton mill is also capable of producing recycled paperboard for other uses.

     Environmental Matters. Prior to the Strategic Assets Purchase, the now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant, who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, there were uncovered newly discovered environmental conditions that appear to stem from underground storage tank use on the mill site. As a result, the Commerce City Mill notified the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”). The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The Company and the former owner have each approved and submitted to the Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Oil Inspection Section in calendar 2002. It is estimated that this CAP will cost approximately $2,500,000 and take approximately eight years to complete. Under the participation agreement, the Company will pay 25% (or approximately $625,000) of such estimated costs. There can be no assurance however, that the actual costs of remediation will not exceed these estimates.

     Capital Expenditures. Capital expenditures during fiscal 2003 for the paperboard operations were $4.7 million and $2.7 million in fiscal 2002. Capital expenditures for fiscal 2004 have been estimated at approximately $4.8 million. All of the fiscal 2004 capital outlays are for the Lawton mill. Approximately 1% of the estimated fiscal 2004 capital outlays is related to compliance with environmental regulations.

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

     The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks

Northern California	4	44
Austin, Texas	5	78

Total	9	122

     The Austin, Texas market, which is the Company’s largest concrete market, was negatively impacted in fiscal 2002 and fiscal 2003 by the market conditions affecting technology companies. The Company’s net readymix concrete production was 681,000 cubic yards in fiscal 2003 and 673,000 cubic yards in fiscal 2002. The Company believes that it has the capacity to increase its concrete production by adding to its fleet of trucks to meet increases in demand in the Austin, Texas market.

     The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:

		Estimated Annual
		Production Capacity	Estimated Minimum
Location	Types of Aggregates	(Thousand tons)(1)	Reserves (Years)

Northern California	Sand and Gravel	2,000	100	(2)
Austin, Texas	Limestone	2,000	15	(3)

Total		4,000

(1)	Based on single-shift operation.

(2)	Owned reserves.

(3)	Leased reserves.

     The Company’s total net aggregate sales were 4.2 million tons in fiscal 2003 and 4.3 million tons in fiscal 2002. Total aggregates production was 4.5 million tons for fiscal 2003 and 4.6 million for fiscal 2002. A portion of the Company’s total aggregates production is used internally by the Company’s readymix concrete operations.

     In September 2002, the Company closed its Georgetown, Texas quarry and processing plant. The Company initially planned to utilize all or a substantial portion of the assets used in the Georgetown operations at its other facilities, although it was later determined that only a portion of such assets were needed and the remainder should be sold. Assets written-off during the second quarter of fiscal 2003 as part of the closure totaled $2.6 million.

     Raw Materials. The Company supplies approximately 100% and 28% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 47% and 33%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

     The Company mines and extracts limestone and sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by the Company and located near its plants. The northern California quarry is estimated to contain approximately one billion tons of sand and gravel reserves. Based on its current production capacity, the Company estimates its Austin, Texas quarry contains approximately 15 years of limestone reserves. Other limestone deposits are located in the immediate area of the Austin, Texas plant and may be obtained at reasonable costs when needed.

     Sales and Distribution. The Company sells readymix concrete to numerous contractors and other customers in each plant’s selling area. The Company’s batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by trucks owned by the Company.

     The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company’s aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for 10% or more of the Company’s concrete or aggregates sales during fiscal 2003. The Company is attempting to secure a rail link from its principal aggregates deposit north of Sacramento, California to extended markets.

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

     Capital Expenditures. Capital expenditures during fiscal 2003 amounted to $1.1 million for the concrete and aggregates segment compared with $10.6 million and $4.9 million in fiscal 2002 and 2001, respectively. The majority of fiscal 2002 capital expenditures are for the completion of the Company’s Georgetown washed aggregate plant in the Austin, Texas area. Capital outlays in fiscal 2004 are estimated to be approximately $2.2 million. No portion of the estimated fiscal 2004 capital expenditures are related to compliance with environmental regulations.

     Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

Employees

     The Company and its subsidiaries had approximately 1,529 employees at March 31, 2003. Approximately 24% of the employees are represented by collective bargaining units. The number of corporate employees of the Company is 12.

Additional Information

     The Company’s Internet website address is www.centex-cxp.com. The Company makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain other ordinary legal proceedings incidental to its business. In general, although the outcome of litigation is inherently uncertain, the Company believes that all of the litigation proceedings in which the Company or any subsidiary is involved, will be resolved without having a material adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF CXP (See Item 10 of Part III)

     The following is a listing of the Company’s executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Except for Mr. Hirsch, who has been Chairman since 1994 and became Chief Executive Officer in April 2003, all of these executive officers have been employed by the Company and/or one or more subsidiaries of the Company for at least the past five years. Except for Mr. Hirsch who was appointed as Chief Executive Officer in April 2003 following the resignation of Richard D. Jones, Jr. and Mr. Essl, who was promoted to Executive Vice President in January 2003, all executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 16, 2002. Mr. Hirsch is not paid any compensation by CXP. All such officers shall serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified or appointed as the case may be. There is no family relationship between any of these officers.

Name	Age	Positions with CXP

Laurence E. Hirsch	57	Chairman and Chief Executive Officer (Chairman since April 1994; Chief Executive Officer since April 2003).
Arthur R. Zunker, Jr.	60	Senior Vice President — Finance and Treasurer (Senior Vice President — Finance and Treasurer since January 1994; Senior Vice President — Administration from August 1984 to January 1994).
Steven R. Rowley	50	Executive Vice President and Chief Operating Officer (Chief Operating Officer since April 2003; Executive Vice President — Cement/Concrete and Aggregates since January 2001; Executive Vice President — Cement from January 1998 through January 2001; Executive V.P. of Illinois Cement Company from June 1995 through December 1997; Plant Manager at Nevada Cement Company from April 1991 through May 1995).
H. David House	61	Executive Vice President — Gypsum and Paperboard (Executive Vice President — Gypsum and Paperboard since November 2000; Executive Vice President — Gypsum from January 1998 through 2000; President of American Gypsum Company since June 1997).
Gerald J. Essl	53	Executive Vice President — Cement/Concrete and Aggregates (Executive Vice President — Cement/Concrete and Aggregates since January 2003; President of Texas Lehigh Cement Company from 1985 through December 2002).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the 2003 CXP Annual Report:

Items	Caption in the 2003 CXP Annual Report	Pages

5	Stock Prices and Dividends	1
6	Summary of Selected Financial Data	38-39
7	Indebtedness (Note C to Consolidated Financial Statements of CXP) Management’s Discussion and Analysis of Financial Condition	15-17
7	and Results of Operations	28-37

ITEM 6. SELECTED FINANCIAL DATA

     See Item 5 above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Item 5 above.

Forward Looking Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference herein from the 2003 CXP Annual Report) and other sections of the 2003 CXP Annual Report and this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

•	levels of construction spending in major markets	•	unfavorable weather conditions during peak construction periods
•	supply/demand structure of cement and wallboard industries	•	changes in and implementation of environmental and other governmental regulations
•	significant changes in the cost of fuel, energy and other raw materials	•	the ability to successfully identify, complete and efficiently integrate acquisitions
•	availability of raw materials	•	the ability to successfully penetrate new markets
•	the cyclical nature of our businesses	•	international events that may disrupt the world economy
•	national and regional economic conditions	•	unexpected operation difficulties
•	interest rates	•	competition from new or existing competitors
•	seasonality of our operations

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitizations classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2003, the Company had approximately $80.3 million in variable rate debt ($55.0 million in bank debt and $25.3 million in note payable under the Company’s accounts receivable securitization program). On July 19, 2001, the Company entered into two interest rate swap agreements with two banks for a total notional amount of $100.0 million. These agreements expire in August 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and effectively fixes the Company’s interest rate on that debt at 4.493%, plus the spread on the Company’s debt. The Company terminated $45.0 million of the $100.0 million total notional amount in fiscal 2003. Accordingly, using the unhedged balance of the Company’s variable rate debt as of March 31, 2003 of $25.3 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately

$253,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $253,000 for such period. The Company does not utilize forward or option contacts on foreign currencies or commodities, or other types of derivative financial instruments.

     Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for in this Item 8 is incorporated herein by reference to the information set forth in the 2003 CXP Annual Report as indicated in the index to consolidated financial statements and schedules on page 22 of this Report (see Item 15).

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

     Arthur Andersen’s audit reports on the Company’s financial statements as of and for the fiscal year ended March 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope of accounting principles.

     During the fiscal year ended March 31, 2001 and the subsequent interim period through March 23, 2002:

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

     The Company provided Arthur Andersen with a copy of the foregoing statements. A letter from Arthur Andersen, dated April 1, 2002, stating its agreement with such statements is attached as Exhibit 16.1 to Form 8-K/A filed with the Commission on April 2, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the page or pages indicated) in the Company’s Proxy Statement for the Company’s July 21, 2003 Annual Meeting of Stockholders (the “2003 CXP Proxy Statement”):

Items	Caption in the 2003 CXP Proxy Statement	Pages

10	Election of Directors	2-5
10	Section 16(a) Beneficial Ownership Reporting Compliance	12
11	Executive Compensation	7-10
12	Security Ownership of Management and Certain Beneficial Owners	5-7
13	Certain Transactions	12

ITEM 11. EXECUTIVE COMPENSATION

     See Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 10 above.

     The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans as of March 31, 2003. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

				Number of securities
		Number of securities	Weighted-average	remaining available for
		to be issued upon	exercise price of	future issuance under equity
		exercise of	outstanding	compensation plans
		outstanding options,	options, warrants	[excluding securities
		warrants and rights	and rights	reflected in column(a)]
Plan Category	Plan	(a)	(b)	(c)

Equity compensation	1994	939,578	$32.23	99,350
plans approved by stockholders	2000	0	0	1,000,000
Equity compensation plans not approved by shareholders		0	0	0

Total		939,578	$32.23	1,099,350

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14c. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in this report has been processed, summarized and reported in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation by the Chief Executive Officer and Chief Financial Officer.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report.

(1)  and (2) See the Index to Consolidated Financial Statements and Schedules below for a list of the Financial Statements and Financial Statement schedules filed herewith.

Index to Consolidated Financial Statements and Schedules

Centex Construction Products, Inc.

Reference
CXP 2003 Annual
Report Page

Report of Independent Auditors	27
Consolidated Statements of Earnings for the years ended March 31, 2003, 2002 & 2001	6
Consolidated Balance Sheets as of March 31, 2003 & 2002	7
Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 & 2001	8
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2003, 2002 & 2001	9
Notes to Consolidated Financial Statements	10-26
Quarterly Results (Unaudited)	40

     Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3) Exhibits

     The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 27 and 28 of this Report.

(b) Reports on Form 8-K.

     On January 21, 2003, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing its third quarter net earnings for the quarter ended December 31, 2002.

     On February 3, 2003, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing the retirement of Richard D. Jones, Jr., its President and Chief Executive Officer.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 16 is incorporated herein by reference to the information set forth on page 13 in the 2003 Proxy Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

June 19, 2003	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 19, 2003	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman and
Chief Executive Officer

June 19, 2003	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr., Senior Vice President -
Finance and Treasurer
(principal financial and accounting officer)

June 19, 2003	/s/ ROBERT L. CLARKE

Robert L. Clarke, Director

June 19, 2003	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Director

June 19, 2003	/s/ MICHAEL R. NICOLAIS

Michael R. Nicolais, Director

June 19, 2003	/s/ DAVID W. QUINN

David W. Quinn, Director

June 19, 2003	/s/ HAROLD K. WORK

Harold K. Work, Director

Certifications

I, Laurence E. Hirsch, certify that:

1.     I have reviewed this annual report on Form 10-K of Centex Construction Products, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ Laurence E. Hirsch Laurence E. Hirsch
Chairman and Chief Executive Officer

Certifications

I, Arthur R. Zunker, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of Centex Construction Products, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ Arthur R. Zunker, Jr. Arthur R. Zunker, Jr.
Chief Financial Officer

INDEX TO EXHIBITS
CENTEX CONSTRUCTION PRODUCTS, INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form S-8 Registration Statement of the Company (File No. 33-82928)(the “1994 S-8 Registration Statement”), filed on August 16, 1994 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the 1994 S-8 Registration Statement and incorporated herein by reference)
4.1	Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of the Company (File No. 33-74816) (“Amendment No. 3”), filed on April 4, 1994, and incorporated herein by reference)
4.2*	Second Amended and Restated Credit Agreement dated as of March 25, 2003
10.1	Joint Venture Agreement between Ilce, Inc. (f/k/a Illinois Cement Company, Inc.) and RAAM Limited Partnership dated April 1, 1972, as amended (filed as Exhibit 10.1 to the Form S-1 Registration Statement of the Company (File No. 33-74816), filed on February 4, 1994 and incorporated herein by reference)
10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on June 21, 2001 (the “2001 10-K”)
10.2(a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 (filed as Exhibit 10.2(a) to the 2001 10-K)
10.3	The Centex Construction Products, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-12984) for the quarter ended September 30, 2000, filed on November 13, 2000 and incorporated herein by reference)(1)
10.4	The Centex Construction Products, Inc. 2000 Stock Option Plan (filed as Exhibit 10 to the Form S-8 Registration Statement of the Company (File No. 333-54102) filed on January 22, 2001 and incorporated herein by reference)(1)
10.5	The Centex Construction Products, Inc. Amended and Restated Supplemental Executive Retirement Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 31, 2000 and incorporated herein by reference)(1)
10.6	Indemnification Agreement dated as of April 19, 1994, between the Company and Centex Corporation (“Centex”) (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 1, 1995 (the “1995 Form 10-K”) and incorporated herein by reference)
10.7	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries (filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference)

Exhibit
Number	Description of Exhibits

10.8	Administrative Services Agreement dated as of April 1, 1994, between the Company and Centex Service Company (filed as Exhibit 10.7 to the 1995 Form 10-K and incorporated herein by reference)
10.9	Trademark License Agreement dated as of April 19, 1994, between the Company and Centex (filed as Exhibit 10.8 to the 1995 Form 10-K and incorporated herein by reference)
10.10	Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit 10.9 to Amendment No. 3 and incorporated herein by reference)(1)
10.11	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission (filed as Exhibit 10.11 to the 2001 10-K)
11*	Earnings (Loss) Per Common and Dilutive Potential Common Share
13**	Annual Report to Stockholders of the Company for fiscal year ended March 31, 2003 (the “Annual Report to Stockholders”)
21*	Subsidiaries of the Company
23*	Consent of Independent Public Auditors

*	Filed herewith.

**	With the exception of the information expressly incorporated by reference in this Annual Report on Form 10-K from the 2003 Annual Report to Stockholders, the 2003 Annual Report to Stockholders is not deemed filed with the Commission as a part of this Annual Report on Form 10-K.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.