Form 10-Q
period 2003-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2003-08-13
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period Ended
June 30, 2003
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
Yes [] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes [] No [   ]

Indicate the number of shares outstanding of the registrants Common Stock outstanding as of the close of business on August 8, 2003: 18,452,800

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

June 30, 2003

			Page

Part I.	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended June 30, 2003 and 2002	2

		Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003	3

		Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002	4

		Notes to Consolidated Financial Statements	5-12

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20-21

Part II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES			22

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

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	June 30,

	2003	2002

REVENUES
Cement	$48,471	$48,091
Gypsum Wallboard	62,990	52,042
Paperboard	28,088	21,410
Concrete and Aggregates	16,813	15,235
Other, net	374	343
Less: Intersegment Sales	(12,647)	(8,346)

	144,089	128,775

COSTS AND EXPENSES
Cement	37,438	33,678
Gypsum Wallboard	57,159	42,855
Paperboard	22,413	17,541
Concrete and Aggregates	15,387	13,930
Less: Intersegment Purchases	(12,647)	(8,346)
Corporate General and Administrative	1,468	1,402
Interest Expense, net	1,486	2,554

	122,704	103,614

EARNINGS BEFORE INCOME TAXES	21,385	25,161
Income Taxes	7,162	8,426

NET EARNINGS	$14,223	$16,735

EARNINGS PER SHARE:
Basic	$0.77	$0.91

Diluted	$0.77	$0.90

AVERAGE SHARES OUTSTANDING:
Basic	18,406,710	18,482,708

Diluted	18,508,491	18,660,657

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2003	March 31, 2003

	(unaudited)	(*)
ASSETS
Current Assets –
Cash and Cash Equivalents	$11,542	$10,942
Accounts and Notes Receivable, net	62,221	52,498
Inventories	54,894	58,254

Total Current Assets	128,657	121,694

Property, Plant and Equipment –	795,901	794,380
Less: Accumulated Depreciation	(267,011)	(259,544)

Property, Plant & Equipment, net	528,890	534,836
Notes Receivable, net	929	1,197
Goodwill	40,290	40,290
Other Assets	12,374	14,061

	$711,140	$712,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Accounts Payable and Accrued Liabilities	$69,175	$70,858
Note Payable	0	25,257
Current Portion of Long-term Debt	80	80

Total Current Liabilities	69,255	96,195

Long-term Debt	62,090	55,590
Deferred Income Taxes	84,794	80,461
Stockholders’ Equity –
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,429,000 and 18,379,558 Shares, respectively	184	184
Capital in Excess of Par Value	15,808	14,228
Accumulated Other Comprehensive Losses	(1,774)	(2,061)
Retained Earnings	480,783	467,481

Total Stockholders’ Equity	495,001	479,832

	$711,140	$712,078

(*) From Audited Financial Statements.
See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Three Months Ended	June 30,

	2003	2002

Cash Flows from Operating Activities
Net Earnings	$14,223	$16,735
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	9,361	9,186
Deferred Income Tax Provision	4,262	8,390
(Increase) Decrease in Accounts and Notes Receivable	(9,455)	2,000
Decrease (Increase) in Inventories	3,360	(1,578)
Decrease in Accounts Payable and Accrued Liabilities	(2,932)	(5,566)
Decrease (Increase) in Other, net	183	(98)
Increase in Income Taxes Payable	2,636	0

Net Cash Provided by Operating Activities	21,638	29,069

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(3,487)	(4,507)
Proceeds from Asset Dispositions	740	1,750

Net Cash Used in Investing Activities	(2,747)	(2,757)

Cash Flows from Financing Activities
Addition (Reduction) in Long-term Debt	6,500	(34,500)
(Reduction) Addition to Note Payable	(25,257)	5,744
Dividends Paid to Stockholders	(921)	(918)
Retirement of Common Stock	0	(978)
Proceeds from Stock Option Exercises	1,387	4,711

Net Cash Used in Financing Activities	(18,291)	(25,941)

Net Increase in Cash and Cash Equivalents	600	371
Cash and Cash Equivalents at Beginning of Period	10,942	11,403

Cash and Cash Equivalents at End of Period	$11,542	$11,774

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2003

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

(B) STOCK-BASED EMPLOYEE COMPENSATION

     The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense is recognized related to the Company’s stock options because each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

     As of March 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123.

     In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant. For disclosures under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period

     If the Company had recognized compensation expense for the stock option plans based on the fair value at the grant dates for awards, pro forma net earnings for the three months ended June 30, 2003 and 2002 would be as follows:

	For the Three Months Ended
	June 30,

	2003	2002

	(dollars in thousands)
Net Earnings
As reported	$14,223	$16,735
Deduct fair value of stock-based employee compensation, net of tax	(139)	(323)

Pro forma	$14,084	$16,412
Basic Earnings Per Share
As reported	$0.77	$0.91
Pro forma	$0.77	$0.89
Diluted Earnings Per Share
As reported	$0.77	$0.90
Pro forma	$0.76	$0.88

(C) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Losses	Total

	(dollars in thousands)
Balance March 31, 2002	$184	$15,153	$413,558	$(1,063)	$427,832
Net Earnings	0	0	57,606	0	57,606
Stock Option Exercises	2	5,678	0	0	5,680
Tax Benefit — Stock Option Exercise	0	1,530	0	0	1,530
Dividends To Stockholders	0	0	(3,683)	0	(3,683)
Unrealized Gain on Hedging Instruments	0	0	0	484	484
Accrued Pension Benefit Liability	0	0	0	(1,482)	(1,482)
Retirement of Common Stock	(2)	(8,133)	0	0	(8,135)

Balance March 31, 2003	184	14,228	467,481	(2,061)	479,832
Net Earnings	0	0	14,223	0	14,223
Stock Option Exercises	0	1,387	0	0	1,387
Tax Benefit — Stock Option Exercises	0	193	0	0	193
Dividends To Stockholders	0	0	(921)	0	(921)
Unrealized Gain on Hedging Instruments	0	0	0	287	287

Balance June 30, 2003	$184	$15,808	$480,783	$(1,774)	$495,001

(D) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     Cash payments made for interest were $0.8 million and $2.3 million for the three months ended June 30, 2003 and 2002, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2003 and 2002 were $16,500 and $164,500, respectively.

(E) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	June 30, 2003	March 31, 2003

	(dollars in thousands)
Raw Materials and Material-in-Progress	$15,092	$16,143
Finished Cement	4,894	5,507
Gypsum Wallboard	6,550	3,021
Paperboard	4,671	5,520
Aggregates	2,524	4,819
Repair Parts and Supplies	20,399	22,119
Fuel and Coal	764	1,125

	$54,894	$58,254

(F) EARNINGS PER SHARE

     The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share are computed using the average number of common shares outstanding in each of the three month periods ended June 30, 2003 and 2002. Diluted earnings per share for the periods ended June 30, 2003 and 2002 assume the dilutive impact of 101,781 and 177,949 shares, respectively, of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 167,000 and 73,000 shares at an average price of $41.98 and $44.45 for the three months ended June 30, 2003 and 2002, respectively. All anti-dilutive options have expiration dates ranging from April 2008 to May 2012.

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

     The following table sets forth certain business segment information:

	For The Three Months Ended
	June 30,

	2003	2002

	(dollars in thousands)
Revenues (External Customers):
Cement	$47,494	$47,173
Gypsum Wallboard	62,990	52,042
Paperboard	16,684	14,132
Concrete and Aggregates	16,547	15,085
Other, net	374	343

	$144,089	$128,775

Intersegment Sales:
Cement	$977	$918
Paperboard	11,404	7,278
Concrete and Aggregates	266	150

	$12,647	$8,346

	For The Three Months Ended
	June 30,

	2003	2002

	(dollars in thousands)
Operating Income (Loss):
Cement	$11,033	$14,413
Gypsum Wallboard	5,831	9,187
Paperboard	5,675	3,869
Concrete and Aggregates	1,426	1,305
Other, net	374	343

Total	24,339	29,117
Corporate General and Administrative	(1,468)	(1,402)
Interest Expense, net	(1,486)	(2,554)

Earnings Before Income Taxes	$21,385	$25,161

     Total assets by segment are as follows:

	June 30,	March 31,
	2003	2003

	(dollars in thousands)
Cement	$141,875	$141,617
Gypsum Wallboard	323,619	322,580
Paperboard	191,119	193,661
Concrete and Aggregates	36,717	35,100
Corporate and Other	17,810	19,120

	$711,140	$712,078

     Segment operating earnings represent revenues less direct operating expenses, segment depreciation, and $6.5 million and $6.0 million of segment selling, general and administrative expenses for the three months ended June 30, 2003 and 2002, respectively. Intersegment sales are recorded at prices which approximate market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at June 30, 2003, and March 31, 2003 was $40.3 million. The breakdown of segment goodwill at June 30, 2003 was Gypsum Wallboard at $33.3 million and Paperboard at $7.0 million.

     Certain summarized financial information of the two cement joint ventures, in the aggregate, is included below, presenting the applicable financial statement amounts that have been proportionately consolidated into the Company’s financial statements.

	For The Three Months Ended
	June 30,

	2003	2002

	(dollars in thousands)
Revenues	$20,513	$19,844
Costs and Expenses	$16,037	$13,866
Earnings Before Income Taxes	$4,476	$5,978

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

     As of June 30, 2003, the Company recorded a cumulative comprehensive loss of $1,482,000, net of income taxes of $798,000, in connection with recognizing an additional minimum pension liability. The Company also recorded a cumulative comprehensive loss of $292,000, net of income taxes of $158,000, in connection with its interest rate swaps. See Note (K) of this report.

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

(J) NET INTEREST EXPENSE

     The following components are included in interest expense, net:

	Three Months Ended
	June 30,

	2003	2002

	(dollars in thousands)
Interest (Income)	$(8)	$(17)
Interest Expense	1,017	2,213
Other Expenses	477	358

Interest Expense, net	$1,486	$2,554

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the subordinated debt, the bank credit facility, the accounts receivable securitization facility and commitment fees based on the unused portion of the bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.

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

     The Company has an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This agreement expires on August 28, 2003. The swap agreement can be matched against $55.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the applicable margin on the

Company’s debt. As of June 30, 2003, the fair value of the swap agreement was a liability of approximately $450,000, $292,000 net of tax. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on the Company’s results of operations for the quarter ended June 30, 2003 and fiscal year ended March 31, 2003.

(L) COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2003, the Company had contingent liabilities under these outstanding letters of credit of approximately $5.7 million.

     In the normal course of business, the Company is currently contingently liable for performance under $3.2 million in performance bonds required by certain states and municipalities, and their related agencies. The majority of the bonds are for certain reclamation obligations and mining permits. The Company has indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

(M) ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     Effective April 1, 2003, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

     This statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset. The asset is depreciated and the liability is accreted over the useful life of the asset. All of the Company’s asset retirement obligations are incurred as reclamation liabilities related to its mining operations. Application of the new rules resulted in a pre-tax cumulative charge of $0.4 million. Since the amount was immaterial, it was recorded in operating results.

(N) SUBSEQUENT EVENT — SPIN-OFF

     On July 21, 2003, the Company announced that it had reached an agreement with Centex Corporation (“Centex”) for the spin-off of all the Company’s shares owned by Centex. Centex owns approximately 65% of the outstanding shares of CXP. Under the agreement, the Company would reclassify its shares of common stock into two classes and pay a special one-time cash dividend of $6.00 per share to all of its shareholders (including Centex) immediately prior to the spin-off. It is anticipated that the cash dividend and the spin-off will be completed on or about December 31, 2003. The Company’s board of directors formed a special committee consisting solely of independent directors to evaluate the spin-off and related transactions. In conjunction with its legal and financial advisors, the special committee reviewed the proposed transaction, and then negotiated with Centex to achieve the agreement.

     The Company and Centex have agreed that the spin-off of CXP may only be accomplished on a tax-free basis. The Company has been advised by Centex that it has submitted to the Internal Revenue Service (“IRS”) a private letter-ruling request to confirm that the spin-off would receive tax-free treatment. Under the terms of the agreement with Centex, approximately 77% of the shares of common stock of CXP currently held by Centex would be recapitalized into a newly established Class B Common Stock which would be identical in all respects to CXP’s existing common stock except that the new Class B Common Stock would be entitled as a class to elect at least 85% of the Company’s Board of Directors. Upon completion of the recapitalization, the Class B Common Shares and the remaining CXP common stock owned by Centex would be distributed by Centex to the Centex shareholders. After the completion of the spin-off, the Class B Common Stock will represent approximately 50% of the total CXP shares outstanding. As noted earlier, the agreement also provides that immediately prior to the spin-off, CXP would pay a special one-time cash dividend to all of its stockholders (including Centex) of $6.00 per share. Such dividend would only be paid in conjunction with the spin-off and will likely be funded in large part through borrowings made by the Company. The Company’s total debt balance at June 30, 2003 was $62.2 million. Based on the Company’s current earnings estimates for the second and third quarters of fiscal 2004, the Company’s debt-to-capitalization ratio after payment of the cash dividend and after the spin-off is expected to be approximately 22%.

     The spin-off transaction will require approval by the CXP stockholders (including the majority of the CXP common stock not held by Centex), as well as approval by the IRS of the tax-free nature of the spin-off. The listing of the new Class B Common Stock of CXP will also require the approval of the New York Stock Exchange. Accordingly, there can be no assurance that the spin-off or any of the other transactions described above will occur on the terms described above, if at all.

(O) RECLASSIFICATIONS

     Certain fiscal 2003 balances were reclassified to conform with the fiscal 2004 presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Information for the quarter presented reflects the grouping of the Company’s businesses into four segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for Concrete and Aggregates is broken out separately in the segment discussions.

     Commercial construction remains at a depressed level. Highway funding is erratic as states address their budget problems. The Austin, Texas market, which is the Company’s primary Concrete and Aggregates market, is still depressed. However, national new housing construction and home repair activity remains strong.

     U.S. Cement consumption continues strong, although down slightly from the same period last calendar year. U.S. Gypsum Wallboard consumption for the first half of calendar 2003 is up slightly over the same period last year. Gypsum Wallboard pricing is erratic as the industry wrestles with its manufacturing “over capacity” issue. The May 2003 Gypsum Wallboard price increase eroded by the end of the June 30, 2003 quarter. Another Gypsum Wallboard price increase has been announced for early August 2003. Sales volume in CXP’s markets were strong as the Company reported increased sales volume in all of its segments, except for Aggregates.

Results of Operations

     CXP reported a 15% decline in net earnings as a result of decreased Cement and Gypsum Wallboard operating earnings, partially offset by increased Paperboard operating earnings and lower interest expense. CXP’s net earnings of $14,223,000 for the first quarter this year were down 15% from $16,735,000 for the same quarter last year. Revenues for the first quarter of fiscal 2004 were $144,089,000, up 12% from revenues of $128,775,000 for the same quarter last year. The increase in revenues was due mostly to higher Gypsum Wallboard and Paperboard sales volume. Diluted earnings per share for this fiscal year’s first quarter of $0.77 were down 15% from $0.90 per share for the same quarter in fiscal 2003.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s operations:

	Cement (Ton)		Gypsum Wallboard (MSF)		Paperboard (Ton)		Concrete (Cubic Yard)		Aggregates (Ton)

Quarter Ended June 30	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Sales Volume (M)	666	645	586	454	67	56	209	175	1,059	1,244
Average Net Sales price(1)	$66.56	$67.88	$82.72	$92.53	$410.15	$379.68	$52.97	$54.88	$5.23	$4.19
Operating Margin(2)	$16.56	$22.34	$9.95	$20.25	$84.85	$68.96	$6.09	$6.63	$0.15	$0.12

(1)	As historically reported. Does not include freight and delivery costs billed to customers.
(2)	Segment operating margins represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses.

     Cement revenues for the current quarter totaled $48,471,000, up 1% from $48,091,000 for the same quarter in the prior year. Operating earnings for the current quarter were $11,033,000, a 23% decrease from $14,413,000 for the same quarter last year. Higher manufacturing costs accounted for the majority of the quarterly operating earnings decline. Sales volume of 666,000 tons for the quarter was 3% above sales volume of 645,000 tons for the same quarter last year due to increased sales volume in CXP’s northern California and Illinois markets. Purchased cement sales volume of 32,100 tons for this year’s first quarter was 9% above the same period last year. Demand continues to be strong in all of the Company’s cement markets and the Company expects fiscal 2004 to be another “sold out” year. Total U.S. Portland cement shipments of 29.2 million metric tons through April 2003 were 4% lower than the prior year’s same period. Cement imports through March 2003 were 4.1 million metric tons, 15% below last year’s same period. The average cement net sales price for the first quarter this fiscal year was $66.56 per ton, 2% lower than $67.88 per ton for the quarter ended June 30, 2002, due to lower sales prices in Texas and northern California. Cost of sales of $50.00 per ton for the quarter increased 10% over the prior year’s first quarter due to higher maintenance costs, the timing of scheduled kiln outages and increased power cost.

     Gypsum Wallboard revenues of $62,990,000 for the current quarter were 21% greater than last year’s same quarter revenues of $52,042,000. Operating earnings for the quarter were $5,831,000, 37% below operating earnings of $9,187,000 for the same period last year, primarily due to decreased sales prices. Sales volume of 586 million square feet (“MMSF”) for this year’s quarter was 29% higher than the 454 MMSF sold during the prior year’s quarter. The Company’s wallboard plants ran at approximately 93% of total capacity during this year’s first quarter. National wallboard consumption of 15.4 billion square feet through June 2003 was up 1% from last year’s same period consumption. The Company’s average net sales price for the quarter decreased 11% to $82.72 per thousand square feet (“MSF”) from $92.53 per MSF for the same quarter last year. The May 2003 price increase had completely eroded by the end of the quarter, but a 12% price increase has been announced for the second week of August 2003, although there can be no assurance that this price increase will hold. Cost of sales of $72.77 per MSF was level with last year’s quarter despite higher natural gas cost in this year’s first quarter. Gas cost was $1.8 million higher than prior year’s first quarter gas cost.

     Paperboard reported revenues of $28,088,000 and an operating profit of $5,675,000 for the first quarter of fiscal 2004, up 31% and 47%, respectively, compared to revenues of $21,410,000 and an operating profit of $3,869,000 for last year’s first quarter. The revenue and earnings gain resulted from increased sales volume and higher sales prices. The average net sales price of $410.15 per ton for the quarter was up 8% from $379.68 per ton for last year’s first quarter. Paperboard sales volume was 67,000 tons, an increase of 20% compared to 56,000 tons in last year’s first quarter. Cost of sales of $325.30 per ton increased 5% from last year’s first quarter due to increased energy and chemicals costs, partially offset by the positive volume impact on fixed costs.

     Revenues from Concrete and Aggregates were $16,813,000 for the quarter, up 10% from $15,235,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings of $1,426,000 for the quarter, up 9% from $1,305,000 for the same quarter last year. Higher Concrete sales volume accounted for the majority of the earnings increase. Concrete operating earnings of $1,271,000 increased 10% from last year’s comparable quarter mainly due to an increase in sales volume at the Company’s Texas concrete operations. Concrete sales volume for the quarter was 209,000 cubic yards, up 34,000 cubic yards for the same quarter last year. The Company’s average Concrete net sales price of $52.97 per cubic yard for the quarter was 3% below $54.88 per cubic yard for the same quarter a year ago. Cost of sales of $46.88 per cubic yard decreased 3% from the same quarter last year of $48.25. Aggregates operating earnings of $155,000 for the current quarter increased 3% from the prior year’s first quarter. The Company’s Aggregates operation reported sales volume of 1,059,000 tons for the quarter, 15% below sales volume of 1,244,000 tons for the same quarter last year. The sales volume decrease came mostly from decreased road aggregates sales at its Texas Aggregates operation due to the closure of the Georgetown quarry in last fiscal year’s second quarter. Aggregates net sales price of $5.23 per ton, increased 25% from $4.19 per ton for the same quarter last year due to closure of the Georgetown quarry and the elimination of lower priced road aggregates sales volume. Cost of sales for the current quarter increased $1.01 per ton to $5.08 per ton due to increased production costs at the California operation.

     Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers earnings, trucking income, asset sales and other miscellaneous income and cost items.

     Corporate general and administrative expenses for the three months ended June 30, 2003 were $1,468,000 compared to $1,402,000 for the same period last year. The increase was primarily the result of higher office expenses.

     Net interest expense of $1,486,000 for the first quarter of fiscal 2004 declined from net interest expense of $2,554,000 for last year’s first quarter due to lower debt balances and reduced borrowing costs.

Liquidity and Capital Resources

     The Company funds the growth of its business through the combination of cash flow from operations and bank borrowings. Liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. The Company currently believes that cash on hand, cash provided by operations and funds available under its current bank credit facility should be sufficient to cover working capital needs, capital expenditures and debt service requirements for the next twelve months. Prior to the anticipated December 31, 2003 spin-off date, the Company must amend certain provisions of its current bank credit agreement or put in place a new bank credit agreement. See Note (N) of this report.

     Other than the New Credit Facility, the Company has no other financing alternatives in place. If the New Credit Facility is terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the New Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company.

     On March 25, 2003, pursuant to the Second Amended and Restated Credit Agreement, the First Amended Credit Facility (the “Amended Credit Facility”) was amended to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years (the “New Credit Facility”). The principal balance of the New Credit Facility matures on March 25, 2006. At June 30, 2003 and March 31, 2003, the Company had $61.5 million and $55.0 million outstanding under the New Credit Facility, respectively. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had $87.8 million and $91.2 million of borrowings available at June 30, 2003 and March 31, 2003, respectively.

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

The borrowed funds are used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company paid off the Receivables Securitization Facility on June 27, 2003, and did not renew the facility for the third year.

     The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. The Company entered into an interest rate swap agreement which has the effect of converting a total notional amount of $55.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under these agreements. This agreement expires on August 30, 2003. At June 30, 2003, the Company recorded a cumulative net after-tax loss of $292,000 to accumulated other comprehensive losses for the change in fair value of the swap agreement.

     The Company does not have any other transactions, arrangements or relationships with “special purpose” entities, and the Company does not have any off balance sheet debt. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $15 million Letter of Credit Facility. At June 30, 2003, the Company had $5.7 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $3.2 million in performance bonds.

     Based on its financial condition at June 30, 2003, CXP believes that its internally generated cash flow coupled with funds available under the New Credit Facility will enable the Company to provide adequately for its current operations and future growth. The Company was in compliance at June 30, 2003 and during the quarter ended June 30, 2003 with all the terms and covenants of its credit agreements.

     Working capital at June 30, 2003 was $59.4 million compared to $25.5 million at March 31, 2003. The increase resulted from the $25.3 million payoff of the Receivables Securitization Facility plus a $11.5 million increase in accounts receivable, partially offset by a $3.4 million decrease in inventories.

     Cash and cash equivalents increased $0.6 million from March 31, 2003 to $11.5 million at June 30, 2003. The net cash provided by or used in the operating, investing, and financing activities for the three months ended June 30, 2003 and 2002 is summarized as follows:

	For The Three Months Ended June 30,

	2003	2002

	(dollars in thousands)
Net Cash Provided by (Used In):
Operating Activities	$21,638	$29,069
Investing Activities	(2,747)	(2,757)
Financing Activities	(18,291)	(25,941)

Net Increase in Cash	$600	$371

     Cash provided by operating activities of $21.6 million for the first three months of fiscal 2004 decreased $7.4 million from last fiscal year’s three month period due to a $2.5 million decrease in net earnings, a $3.9 million decrease in deferred tax liability and depreciation and a $1.0 million decrease in net working capital. Cash used for investing activities of $2.7 million was level with last year’s three month period. Cash used in financing activities for the three months was $18.3 million compared to $25.9 million provided last year due to $10.0 million less debt payments, netted against $2.4 million less in net proceeds from stock option exercises and common stock repurchases.

     During the quarter, total debt was reduced by $18.7 million from $80.9 million at March 31, 2003 to $62.2 million at June 30, 2003. Debt-to-capitalization at June 30, 2003 was 11.2%, down from 14.4% at March 31, 2003.

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares for repurchase since the Company became publicly held in April 1994. There are approximately 519,900 shares remaining under the Company’s current repurchase authorization. The Company repurchased no shares during the three months ended June 30, 2003. At June 30, 2003 Centex Corporation owned approximately 64.9% of the outstanding shares of the Company’s common stock. Under the terms of the distribution agreement entered into by the Company in connection with the spin-off, until the payment of the special one-time cash dividend, the Company has agreed not to repurchase any of the shares of its common stock except to offset exercises of employee stock options. See Note (N) of this report.

Critical Accounting Policies

     Certain of the Company’s critical accounting policies require the use of judgement in their application or require estimates of inherently uncertain matters. Although the Company’s accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that the Company believes are critical and require the use of complex judgement in their application.

     Impairment of Long-Lived Assets. The Company assesses long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Goodwill. The Company early adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. If the carrying amounts exceed the fair value, an impairment has occurred. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill over its remaining life. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors.

     Environmental Liabilities. The Company’s operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. The Company records environmental accruals when it is probable that a reasonably estimable liability has been incurred. Environmental remediation accruals are based on internal studies and estimates, including shared financial liability with third parties. Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

     Valuation of Accounts Receivable. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer’s inability to meet its financial obligation to the Company, the balance in the reserve for doubtful accounts is evaluated, and if determined to be deficient, a specific amount will be added to the reserve. For all other customers, the reserve for doubtful accounts is determined by the length of time the receivables are past due or the status of the customer’s financial condition.

Outlook

     The outlook for Cement and Wallboard consumption during fiscal 2004 is favorable. While consumption of Cement and Wallboard remains at a high level, Cement and Wallboard pricing have shown softness. However, a Wallboard price increase of 12% has been announced for the second week of August 2003. There can be no assurance, however, that this price increase will hold. CXP’s Paperboard operations continue to increase profitability. CXP’s Gypsum Wallboard and Paperboard manufacturing cost continues to be negatively impacted by high natural gas cost. Assuming the Wallboard price increase holds, the Company expects to report fiscal 2004 earnings ranging from $3.08 per diluted share to $3.23 per diluted share (including an estimated $2.0 million of pre-tax costs related to the proposed spin-off).

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS No. 143 in the first quarter of Fiscal 2004 and the adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in Note (L) — “Commitments and Contingencies,” while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. As of April 1, 2003, the Company adopted FIN 45 and it did not have a material effect on its consolidated financial statements.

     In January 2003, the Financial Accounting Standard Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective on July 1, 2003. The Company is currently evaluating the impact of FIN 46 on its consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ended after December 15, 2002. As of March 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on its statement of financial position or results of operation.

Forward-Looking Statements

     Certain sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

–	levels of construction spending in major markets

–	supply/demand structure of cement and wallboard industries

–	significant changes in the cost of fuel, energy and other raw materials

–	availability of raw materials

–	the cyclical nature of the Company’s business

–	national and regional economic conditions

–	interest rates

–	seasonality of the Company’s operations

–	unfavorable weather conditions during peak construction periods

–	changes in and implementation of environmental and other governmental regulations

–	the ability to successfully identify, complete and efficiently integrate acquisitions

–	the ability to successfully penetrate new markets

–	international events that may disrupt the world economy

–	unexpected operation difficulties

–	competition from new or existing competitors

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2003, the Company had approximately $61.5 million in variable rate debt. The Company has entered into an interest rate swap agreement with a bank for a total notional amount of $55.0 million. The agreement expires in August 2003. The swap agreement can be matched against $55.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the spread on the Company’s debt. Accordingly, using the unhedged balance of the Company’s variable rate debt as of June 30, 2003 of $6.5 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $65,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $65,000 for such period. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2003. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and Note (I) of this report.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of Centex Construction Products, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Construction Products, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Construction Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Construction Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 21, 2003, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing net earnings for the fiscal year ended March 31, 2003.

     All other items required under Part II are omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

	By:	/s/ LAURENCE E. HIRSCH

August 12, 2003		Laurence E. Hirsch
Chief Executive Officer
(principal executive officer)

/s/ ARTHUR R. ZUNKER, JR.

August 12, 2003		Arthur R. Zunker, Jr.
Senior Vice President and Treasurer
(principal financial and chief accounting officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer of Centex Construction Products, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Construction Products, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Construction Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Construction Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.