Form 10-Q
period 2003-09-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2003-11-14
CIK 918646

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
September 30, 2003
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
Yes [] No [   ]

Indicate the number of shares outstanding of the registrant’s Common Stock outstanding as of the close of business on November 10, 2003: 18,672,857

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q Table of Contents

September 30, 2003

			Page

Part I.	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended September 30, 2003 and 2002	2

		Consolidated Statements of Earnings for the Six Months Ended September 30, 2003 and 2002	3

		Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003	4

		Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2003 and 2002	5

		Notes to Consolidated Financial Statements	6-15

	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	16-25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25-26

	Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	26-27

	Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES			28

Centex Construction Products, Inc. and Subsidiaries

Part I. Financial Information

     This Quarterly Report on Form 10-Q (the “Quarterly Report”) of Centex Construction Products, Inc. and subsidiaries (“CXP” or the “Company”) reflects a change in our method of accounting for the Company’s interests in two 50%-owned cement joint ventures that operate in Illinois and Texas (the “Joint Ventures”). For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of the Joint Ventures. The Company is now restating its financial statements to reflect a change in the method of accounting for its interests in the Joint Ventures from the proportionate consolidation accounting method to the equity method of accounting.This revision has no impact on our earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company's statements of earnings will now include a single line entitled “Equity in Earnings of Unconsolidated Joint Ventures” which will reflect the Company's 50% interest in the earnings of the Joint Ventures. Similarly, the Company's balance sheets will now include a single line item entitled “Investments in Joint Ventures” which will reflect the Company's 50% interest in the net assets of the Joint Ventures.

     This Change is being made in response to a comment received from the Securities and Exchange Commission (the “SEC”) in connection with its review of our preliminary proxy statement filed in connection with the proposed spin-off of the Company’s shares held by Centex Corporation and certain related transactions, together with our periodic reports incorporated by reference in the proxy statement.

     The Company also expects to file with the SEC as soon as practicable amendments to its Annual Report on Form 10-K for the year ended March 31, 2003 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 in order to reflect the use of the equity method of accounting for the Joint Ventures and to restate its financial statements as of the dates and for the periods covered by such reports. These amendments will have no impact on our earnings before income taxes, net earnings, earnings per share or retained earnings. For convenience of reference, these amendments will amend and restate these reports in their entirety.

Consolidated Financial Statements

Item 1.

     The consolidated financial statements include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. As discussed in Note B, to give effect to this change in presentation of the Company’s investment in the two Joint Ventures, the Company will file an amendment on Form 10-K/A to reflect the restatement of its previously filed financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	September 30,

	2003	2002

		(Restated — Note B)
REVENUES
Cement	$32,035	$29,509
Gypsum Wallboard	67,362	54,880
Paperboard	16,166	14,602
Concrete and Aggregates	18,303	15,821
Other, net	770	1,265

	134,636	116,077

COSTS AND EXPENSES (INCOME)
Cement	22,549	19,247
Gypsum Wallboard	60,375	46,479
Paperboard	11,168	11,849
Concrete and Aggregates	15,677	17,841
Equity in Earnings of Unconsolidated Joint Ventures	(7,220)	(7,456)
Corporate General and Administrative	2,468	1,380
Interest Expense, net	955	2,519

	105,972	91,859

EARNINGS BEFORE INCOME TAXES	28,664	24,218
Income Taxes	10,100	8,111

NET EARNINGS	$18,564	$16,107

EARNINGS PER SHARE:
Basic	$1.01	$0.87

Diluted	$1.00	$0.87

AVERAGE SHARES OUTSTANDING:
Basic	18,462,107	18,442,772

Diluted	18,609,206	18,535,872

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Six Months Ended	September 30,

	2003	2002

		(Restated — Note B)
REVENUES
Cement	$59,958	$57,564
Gypsum Wallboard	130,351	106,922
Paperboard	32,851	28,734
Concrete and Aggregates	34,850	30,906
Other, net	1,029	1,518

	259,039	225,644
COSTS AND EXPENSES (INCOME)
Cement	43,794	38,752
Gypsum Wallboard	117,533	89,334
Paperboard	22,178	22,112
Concrete and Aggregates	30,798	31,621
Equity in Earnings of Unconsolidated Joint Ventures	(11,696)	(13,418)
Corporate General and Administrative	3,936	2,782
Interest Expense, net	2,447	5,082

	208,990	176,265

EARNINGS BEFORE INCOME TAXES	50,049	49,379
Income Taxes	17,262	16,537

NET EARNINGS	$32,787	$32,842

EARNINGS PER SHARE:
Basic	$1.78	$1.78

Diluted	$1.77	$1.77

AVERAGE SHARES OUTSTANDING:
Basic	18,434,560	18,462,631

Diluted	18,559,000	18,598,156

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2003	March 31, 2003

		(Restated — Note B)
ASSETS
Current Assets-
Cash and Cash Equivalents	$10,463	$6,795
Accounts and Notes Receivable, net	55,599	42,209
Inventories	43,444	49,138

Total Current Assets	109,506	98,142

Property, Plant and Equipment -	712,398	708,998
Less: Accumulated Depreciation	(221,617)	(207,810)

Property, Plant & Equipment, net	490,781	501,188
Investment in Joint Ventures	51,737	53,741
Notes Receivable, net	112	190
Goodwill	40,290	40,290
Other Assets	11,200	12,804

	$703,626	$706,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable and Accrued Liabilities	$66,440	$65,475
Note Payable	0	25,257
Current Portion of Long-term Debt	80	80

Total Current Liabilities	66,520	90,812

Long-term Debt	31,080	55,590
Deferred Income Taxes	90,392	80,342
Stockholders’ Equity -
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,520,103 and 18,379,558 Shares, respectively	185	184
Capital in Excess of Par Value	19,439	14,228
Unamortized Value of Restricted Stock	(709)	0
Accumulated Other Comprehensive Losses	(1,703)	(2,282)
Retained Earnings	498,422	467,481

Total Stockholders’ Equity	515,634	479,611

	$703,626	$706,355

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Six Months Ended	September 30,

	2003	2002

		(Restated — Note B)
Cash Flows from Operating Activities
Net Earnings	$32,787	$32,842
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	16,608	16,589
Deferred Income Tax Provision	9,960	16,481
Asset Impairment Charge	0	2,586
Equity in Earnings of Unconsolidated Joint Ventures	11,696	13,418
Distributions from Joint Ventures	(9,692)	(13,011)
Increase in Accounts and Notes Receivable	(13,312)	(920)
Decrease in Inventories	5,694	840
Decrease (Increase) in Accounts Payable and Accrued Liabilities	1,545	(5,402)
Decrease in Other, net	1,736	953

Net Cash Provided by Operating Activities	57,022	64,376

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(6,466)	(7,026)
Proceeds from Asset Dispositions	740	1,750

Net Cash Used in Investing Activities	(5,726)	(5,276)

Cash Flows from Financing Activities
Repayment of Long-term Debt	(24,510)	(62,000)
(Reduction) Addition to Note Payable	(25,257)	11,352
Dividends Paid to Stockholders	(1,846)	(1,846)
Retirement of Common Stock	0	(8,133)
Proceeds from Stock Option Exercises	3,985	5,030

Net Cash Used in Financing Activities	(47,628)	(55,597)

Net Increase in Cash and Cash Equivalents	3,668	3,503
Cash and Cash Equivalents at Beginning of Period	6,795	4,976

Cash and Cash Equivalents at End of Period	$10,463	$8,479

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2003

(A) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Centex Construction Products, Inc. and its majority-owned subsidiaries (“CXP” or the “Company”) after elimination of intercompany balances and transactions. CXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through CXP’s subsidiaries. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method of accounting.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(B) RESTATEMENT OF FINANCIAL STATEMENTS

     For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of its cement joint ventures. The Company is restating its financial statements to reflect a change in the method of accounting for its 50% interest in the two cement joint ventures from the proportionate consolidation accounting method to the equity method of accounting for the joint ventures. This revision has no effect on the Company’s earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company’s statements of earnings will now include a single line item entitled “Equity in Earnings of Unconsolidated Joint Ventures” which will reflect the Company’s 50% interest in the results of operations of the joint ventures. Similarly, the Company’s balance sheets will now include a single line item entitled “Investment in Joint Ventures” which will reflect the Company’s 50% interest in the net assets of the joint ventures. Financial statements and related financial information for the first quarter of fiscal 2004, prior period comparative information, as well as the Company’s March 31, 2003 balance sheet are being restated to reflect the current accounting for the interests in the joint ventures. The Company has also restated the financial information that was reported pursuant to a press release on October 20, 2003, and a related current report on Form 8-K furnished to the SEC. The Company expects to file an amended Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as soon as practicable in order to reflect the use of the equity method of accounting for the joint ventures and to restate its financial statements as of the dates and for the periods covered by such reports. These amendments will have no effect on the Company's earnings before income taxes, net earnings, earnings per share or retained earnings.

     The Company’s balance sheet as of March 31, 2003 and statements of earnings for the three and six months ended September 30, 2002 and related financial information have been restated as follows:

	For The Three Months Ended		For The Six Months Ended
	September 30, 2002		September 30, 2002

	Reported	Restated	Reported	Restated

	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Cement Revenues	$50,558	$29,509	$98,649	$57,564
Other, net	1,330	1,265	1,673	1,518
Total Revenues	135,993	116,077	264,768	225,644
Cement Costs and Expenses	32,915	19,247	66,593	38,752
Interest Expense	2,509	2,519	5,063	5,082
Total Costs and Expenses	111,775	99,315	215,389	189,683
Equity in Earnings of Unconsolidated Joint Ventures	—	7,456	—	13,418

The following amounts were unchanged as a result of the restatement:
Earnings Before Income Taxes	24,218	24,218	49,379	49,379
Net Earnings	16,107	16,107	32,842	32,842
Diluted Earnings Per Share	$0.87	$0.87	$1.77	$1.77

	March 31, 2003

	Reported	Restated

	(dollars in thousands)
BALANCE SHEET DATA:
Cash and Cash Equivalents	$13,599	$6,795
Accounts and Notes Receivable, net	52,498	42,209
Inventories	58,254	49,138

Total Current Assets	124,351	98,142

Property Plant and Equipment	794,380	708,998
Accumulated Depreciation	(259,544)	(207,810)
Investment in Joint Ventures	—	53,741
Notes Receivable, net	1,197	190
Goodwill	40,290	40,290
Other Assets	11,404	12,804

Total Assets	$712,078	$706,355

Note Payable	$25,257	$25,257
Accounts Payable	29,302	26,178
Accrued Liabilities	41,556	39,297
Current Portion of Long-term Debt	80	80

Total Current Liabilities	96,195	90,812

Long-term Debt	55,590	55,590
Deferred Income Taxes	80,461	80,342

Total Liabilities	232,246	226,744

Common Stock	184	184
Capital in Excess of Par Value	14,228	14,228
Unamortized Value of Restricted Stock	—	—
Accumulated Other Comprehensive Losses	(2,061)	(2,282)
Retained Earnings	467,481	467,481

Total Stockholders’ Equity	$479,832	$479,611

	For the Six Months Ended
CASH FLOW DATA:	September 30, 2002

	Reported	Restated

Cash Flow from Operating Activities	$66,058	$64,376
Cash Flow from Investing Activities	$(6,401)	$(5,276)
Cash Flow from Financing Activities	$(55,597)	$(55,597)

(C) STOCK-BASED EMPLOYEE COMPENSATION

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

     In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant. For disclosures under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period

     If the Company had recognized compensation expense for the stock option plans based on the fair value at the grant dates for awards, pro forma net earnings for the three and six months ended September 30, 2003 and 2002 would be as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)

Net Earnings
As reported	$18,564	$16,107	$32,787	$32,842
Deduct fair value of stock-based employee compensation, net of tax	(139)	(323)	(278)	(646)

Pro forma	$18,425	$15,784	$32,509	$32,196
Basic Earnings Per Share
As reported	$1.01	$0.87	$1.78	$1.78
Pro forma	$1.00	$0.86	$1.76	$1.74
Diluted Earnings Per Share
As reported	$1.00	$0.87	$1.77	$1.77
Pro forma	$0.99	$0.85	$1.75	$1.73

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

			Unamortized		Accumulated
		Capital in	Value of		Other
	Common	Excess of	Restricted	Retained	Comprehensive
	Stock	Par Value	Stock	Earnings	Losses	Total

Balance March 31, 2002	$184	$15,153	$0	$413,558	($1,063)	$427,832
Net Earnings	0	0	0	57,606	0	57,606
Stock Option Exercises	2	5,678	0	0	0	5,680
Tax Benefit-Stock Option Exercise	0	1,530	0	0	0	1,530
Dividends To Stockholders	0	0	0	(3,683)	0	(3,683)
Unrealized Gain on Hedging Instruments	0	0	0	0	484	484
Minimum Pension Liability, Net of Tax	0	0	0	0	(1,703)	(1,703)
Retirement of Common Stock	(2)	(8,133)	0	0	0	(8,135)

Balance March 31, 2003	184	14,228	0	467,481	(2,282)	479,611
Net Earnings	0	0	0	32,787	0	32,787
Stock Option Exercises	1	3,984	0	0	0	3,985
Tax Benefit-Stock Option Exercises	0	518	0	0	0	518
Dividends To Stockholders	0	0	0	(1,846)	0	(1,846)
Issuance of Restricted Stock	0	709	(709)	0	0	0
Unrealized Gain on Hedging Instruments	0	0	0	0	579	579

Balance September 30, 2003	$185	$19,439	($709)	$498,422	($1,703)	$515,634

(E) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     Cash payments made for interest were $1.8 million and $4.4 million for the six months ended September 30, 2003 and 2002, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2003 and 2002 were $3.5 million and $0.2 million, respectively.

(F) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	September 30,	March 31,
	2003	2003

	(dollars in thousands)
		(Restated — Note B)

Raw Materials and Material-in-Progress	$11,777	$13,970
Finished Cement	2,767	4,507
Gypsum Wallboard	6,509	5,520
Paperboard	3,550	4,819
Aggregates	2,325	3,021
Repair Parts and Supplies	16,079	16,668
Fuel and Coal	437	633

	$43,444	$49,138

(G) EARNINGS PER SHARE

     The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share are computed using the average number of common shares outstanding in each of the three month and six month periods ended September 30, 2003 and 2002. Diluted earnings per share for the periods ended September 30, 2003 assume the dilutive impact of 147,099 and 124,440 shares, respectively, of stock options. Diluted earnings per share for the periods ended September 30, 2002 assume the dilutive impact of 93,100 and 135,525 shares, respectively, of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 92,000 and 130,000 shares at an average price of $44.45 and $42.85 for the three months and six months ended September 30, 2003, respectively. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 325,000 shares at an average price of $39.60 and 199,000 shares at an average price of $40.48 for the three months and six months ended September 30, 2002, respectively. All anti-dilutive options have an expiration date of May 2012.

(H) SEGMENT INFORMATION

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

     The Company conducts two of its cement operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. For segment reporting purposes, information with respect to the cement segment, reflects the Company’s 50% proportional share of the joint ventures’ revenues, operating income and assets which, in accordance with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

     The following table sets forth certain business segment information:

	For The Three Months		For The Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
		(Restated — Note B)		(Restated — Note B)
Revenues (External and Intersegment):
Cement	$53,132	$50,624	$101,753	$98,837
Gypsum Wallboard	67,362	54,880	130,351	106,922
Paperboard	28,448	22,141	56,537	43,551
Concrete and Aggregates	18,633	15,982	35,446	31,217
Other, net	770	1,265	1,029	1,518
Less: Intersegment Sales	(13,582)	(8,898)	(26,229)	(17,244)
Less: Joint Venture Sales	(20,127)	(19,917)	(39,848)	(39,157)

	$134,636	$116,077	$259,039	$225,644

	For The Three Months		For The Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
		(Restated — Note B)		(Restated — Note B)
Intersegment Revenues:
Cement	$970	$1,198	$1,947	$2,116
Paperboard	12,282	7,539	23,686	14,817
Aggregates	330	161	596	311

	$13,582	$8,898	$26,229	$17,244

Intersegment Sales Volume:	(tons in thousands)
Cement	16	16	32	30
Paperboard	27	16	52	33
Aggregates	58	31	106	64

	For The Three Months		For The Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Operating Income (Loss):		(Restated — Note B)		(Restated — Note B)
Cement	$16,706	$17,718	$27,860	$32,230
Gypsum Wallboard	6,987	8,401	12,818	17,588
Paperboard	4,998	2,753	10,673	6,622
Concrete and Aggregates	2,626	(2,020)	4,052	(715)
Other, net	770	1,265	1,029	1,518

Sub-total	32,087	28,117	56,432	57,243
Corporate General and Administrative	(2,468)	(1,380)	(3,936)	(2,782)
Interest Expense, net	(955)	(2,519)	(2,447)	(5,082)

Earnings Before Income Taxes	$28,664	$24,218	$50,049	$49,379

Cement Operating Earnings:	(dollars in thousands)
Wholly Owned	$9,486	$10,262	$16,164	$18,812
Joint Ventures	7,220	7,456	11,696	13,418

	$16,706	$17,718	$27,860	$32,230

Cement Volumes:	(tons in thousands)
Wholly Owned	417	379	780	737
Joint Ventures	310	298	613	585

	727	677	1,393	1,322

     Total assets by segment are as follows:

	Sept. 30, 2003	March 31, 2003

	(dollars in thousands)
		(Restated — Note B)
Cement	$132,530	$141,617
Gypsum Wallboard	326,391	322,580
Paperboard	188,914	193,661
Concrete and Aggregates	36,941	35,100
Corporate and Other	25,347	19,120
Less: Joint Venture Liabilities	(6,497)	(5,723)

	$703,626	$706,355

     Segment operating earnings, including the joint ventures, represent revenues less direct operating expenses, segment depreciation, and $13.0 million and $12.5 million of segment selling, general and administrative expenses for the six months ended September 30, 2003 and 2002, and $5.7 million for both the three months ended September 30, 2003 and 2002. Intersegment sales are recorded at prices which approximate market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at September 30, 2003 was $40.3 million. The breakdown of segment goodwill at September 30, 2003 was Gypsum Wallboard at $33.3 million and Paperboard at $7.0 million.

     Combined summarized financial information for the two jointly-owned operations that are not consolidated is set out below (this information includes the total related company balances and not CXP’s 50% interest in those balances):

	For The Three Months		For The Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Revenues	$41,834	$41,230	$82,860	$80,918
Gross Margin	$16,148	$16,443	$26,706	$29,710
Earnings Before Income Taxes	$14,440	$14,912	$23,392	$26,836

	September 30,	March 31,
	2003	2003

	(dollars in thousands)
Current Assets	$48,066	$50,360
Non-Current Assets	$68,402	$68,566
Current Liabilities	$12,994	$11,446

(I) COMPREHENSIVE LOSSES

     Comprehensive losses are defined as the total of net losses and all other non-owner changes in equity. The unrealized loss on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (L) of this report. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.”

     As of September 30, 2003, the Company has a cumulative comprehensive loss of $1,703,000, net of income taxes of $917,000, in connection with recognizing an additional minimum pension liability. The Company’s interest rate swap agreement expired on August 28, 2003 resulting in the reversal of the comprehensive loss recorded at June 30, 2003. See Note (L) of this report.

(J) RISK FACTORS

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

     A majority of the Company’s revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, and announced increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on the Company’s business, financial condition and results of operations. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. See Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Forward Looking Statements.”

     The Company’s operations are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health, safety and environmental matters. In many instances, various permits are required. Although management believes that the Company is in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements.

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

(K) NET INTEREST EXPENSE

     The following components are included in interest expense, net:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
		(Restated — Note B)		(Restated — Note B)
Interest (Income)	$(4)	$(6)	$(6)	$(14)
Interest Expense	720	2,167	1,737	4,370
Other Expenses	239	358	716	726

Interest Expense, net	$955	$2,519	$2,447	$5,082

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

(L) DERIVATIVES AND HEDGING

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

     During the six months ended September 30, 2003 the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This agreement expired on August 28, 2003 and amounts recorded in accumulated other comprehensive losses were reclassified to earnings.

(M) COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2003, the Company had contingent liabilities under these outstanding letters of credit of approximately $5.7 million.

     The following table compares insurance accruals and payments for the Company’s operations:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
		(Restated — Note B)		(Restated — Note B)
Accrual Balance at Beginning of Period	$4,428	$5,542	$5,922	$5,541
Insurance Expense Accrued	1,164	1,199	2,396	2,290
Payments	(675)	(1,430)	(3,401)	(2,520)

Accrual Balance at End of Period	$4,917	$5,311	$4,917	$5,311

     Insurance payments for the six months ended September 30, 2003 increased $881,000 over last year’s six month period due to higher Umbrella and D&O insurance premiums and increased Worker’s Compensation costs.

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

(N) ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

(O) SPIN-OFF OF CXP

     On July 21, 2003, the Company announced that it reached an agreement with Centex Corporation (“Centex”) for the spin-off of all the Company’s shares owned by Centex. Centex owns approximately 64.6% of the outstanding shares of CXP. Under the agreement, the Company would reclassify its shares of common stock into two classes and pay a special one-time cash dividend of $6.00 per share to all of its shareholders (including Centex) immediately prior to the spin-off. It is anticipated that the cash dividend and the spin-off will be completed in January 2004. The Company’s board of directors formed a special committee consisting solely of independent directors to evaluate the spin-off and related transactions. In conjunction with its legal and financial advisors, the special committee reviewed the proposed transaction, and then negotiated with Centex to achieve the agreement.

     The agreement with Centex provides that the spin-off of CXP may only be accomplished on a tax-free basis. The Company has been advised by Centex that it has received from the Internal Revenue Service a private letter-ruling request confirming that the spin-off would receive tax-free treatment. Under the terms of the agreement with Centex, approximately 77% of the shares of common stock of CXP currently held by Centex would be reclassified into a newly established Class B Common Stock (9,220,000 shares) which would be identical in all material respects to CXP’s existing common stock except that the new Class B Common Stock would be entitled as a class to elect at least 85% of the Company’s Board of Directors. Upon completion of the reclassification, the Class B Common Shares and the remaining CXP common stock owned by Centex would be distributed by Centex to the Centex shareholders. After the completion of the spin-off, the Class B Common Stock will represent approximately 50% of the total CXP shares outstanding. As noted earlier, the agreement also provides that immediately prior to the spin-off, CXP would pay a special one-time cash dividend to all of its stockholders (including Centex) of $6.00 per share. Such dividend would only be paid in conjunction with the spin-off and will be funded substantially in its entirety through borrowings made by the Company. The Company’s total debt balance at September 30, 2003 was $31.2 million.

     The spin-off transaction requires the approval of CXP’s stockholders (including the majority of the CXP common stock not held by Centex). The listing of the new Class B Common Stock of CXP also requires the approval of the New York Stock Exchange. Accordingly, there can be no assurance that the spin-off or any of the other transactions described above will occur on the terms described above, if at all.

(P) SUBSEQUENT EVENT

     On November 5, 2003, the Company announced that its Board of Directors has approved an increase in its annual cash dividend from $0.20 per share to $1.20 per share (representing an increase in the regular quarterly cash dividend from $0.05 to $0.30 per share), effective upon the completion of the proposed spin-off of CXP shares by Centex.

     The dividend increase will not affect the previously announced quarterly cash dividend of $0.05 per share payable on January 6, 2004 to shareholders of record on December 9, 2003. The increased cash dividend would become effective with the first quarterly cash dividend following the completion of the spin-off.

(Q) RECLASSIFICATIONS

     Certain fiscal 2003 balances were reclassified to conform with the fiscal 2004 presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Unless otherwise noted, all references to our quarterly results for the three and six months ended September 30, 2002 in Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” refer to our restated results for such period.

     Information for the quarter presented reflects the grouping of the Company’s businesses into four segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for Concrete and Aggregates is broken out separately in the segment discussions.

     Commercial construction remained at a depressed level. Highway funding is erratic as states address their budget problems. The Austin, Texas market, which is the Company’s primary Concrete and Aggregates market, remained depressed. However, national new housing construction and home repair activity remained strong.

     U.S. Cement consumption continues to be strong and through August 2003 is level with the same period last calendar year. U.S. Gypsum Wallboard consumption for the first nine months of calendar 2003 is up over 3% for the same period last year. Gypsum Wallboard pricing is erratic as the industry wrestles with its manufacturing “over capacity” issue. The Gypsum Wallboard price increase announced for early August 2003 has been slow to implement because of commitments already in place. Another 8% price increase was implemented during the last week of September 2003. Sales volume in all of CXP’s markets were strong as the Company reported increased sales volume in all of its segments for the quarter ended September 30, 2003, and for all of its segments, except Aggregates, for the six months ended September 30, 2003.

     The Company conducts two of its cement operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. CXP owns a 50% interest in each joint venture and accounts for its interest under the equity method of accounting. However, the Results of Operations information presented below reflects the Company’s 50% proportional share of the joint venture’s revenues and operating earnings which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (H) of this report for additional segment information.

Results of Operations

     CXP reported a 15% increase in net earnings to $18,564,000 from last year’s quarter of $16,107,000 as a result of increased Paperboard, Concrete and Aggregates operating earnings and lower interest expense, partially offset by decreased Cement and Wallboard operating earnings. Diluted earnings per share for this fiscal year’s second quarter of $1.00 were 15% higher than $0.87 for the same quarter in fiscal 2003. For the six months ended September 30, 2003, the Company’s net earnings of $32,787,000 or $1.77 per diluted share were level with $32,842,000 or $1.77 per diluted share for the same period last year. Revenues for the second quarter of $134,636,000 increased 16% from $116,077,000 and for the current six months, increased 15% to $259,039,000 from $225,644,000 for the same period last fiscal year. The increase in revenues for the quarter and six months was mostly due to higher Gypsum Wallboard and Paperboard sales volume.

     The following table compares sales volumes, average unit sales prices and unit operating margins for the Company’s operations:

					Gypsum				Concrete		Aggregates
	Cement (Ton)				Wallboard(MSF)		Paperboard (Ton)		(Cubic Yard)		(Ton)

	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002

Quarter Ended Sept. 30
Sales Volume (M)	727	(1)	677	(1)	621	491	68	55	224	196	1,275	1,254
Average Net Sales Price (2)	$66.64		$68.10		$83.67	$89.48	$407.69	$405.50	$51.95	$53.25	$5.27	$4.17
Operating Margin (3)	$22.98		$26.17		$11.25	$17.11	$73.50	$50.05	$3.58	$1.98	$1.43	($1.92)

					Gypsum				Concrete		Aggregates
	Cement (Ton)				Wallboard(MSF)		Paperboard (Ton)		(Cubic Yard)		(Ton)

	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002

Six Months Ended Sept. 30
Sales Volume (M)	1,393	(1)	1,322	(1)	1,207	945	135	111	433	371	2,334	2,498
Average Net Sales Price (2)	$66.60		$67.99		$83.21	$90.94	$408.91	$392.40	$52.44	$54.02	$5.25	$4.18
Operating Margin (3)	$20.00		$24.37		$10.62	$18.62	$79.05	$59.66	$4.79	$4.16	$0.85	($0.90)

(1)	Total of wholly owned and 50% joint ventures cement sales volume.
(2)	As historically reported. Does not include freight and delivery costs billed to customers.
(3)	Operating margins represent operating income as reported in Note (H) divided by sales volume.

     Cement revenues for the second quarter totaled $53,132,000, up 5% from $50,624,000 for the same quarter in the prior year. Operating earnings for the current quarter were $16,706,000, a 6% decrease from $17,718,000 for the same quarter last year. Lower net sales prices and increased manufacturing costs, partially offset by higher sales volume accounted for the quarterly operating earnings decline. Sales volume of 727,000 tons for the quarter were 7% above sales volume of 677,000 tons for the same quarter last year due to increased sales volume in CXP’s Texas and mountain states markets. Purchased cement sales volume of 88,000 tons was 9% above prior year’s quarter. Demand continues to be strong in all of the Company’s cement markets and the Company expects fiscal 2004 to be another “sold out” year. Total U.S. Portland cement shipments of 71.5 million metric tons through calendar August 2003 were even with the prior year’s same period. Cement imports through August 2003 were 13.7 million metric tons, 5% below last year’s same period. The average cement net sales price for the second quarter this fiscal year was $66.64 per ton, 2% lower than $68.10 per ton for last year’s quarter due to lower sales prices in the Texas and mountain states market. Cost of sales of $43.66 per ton for the quarter increased 4% over the prior year’s second quarter due to increased maintenance and power costs.

     For the current six months, Cement revenues were $101,753,000, up 3% from $98,837,000 for the same period a year ago. Operating earnings from Cement for the six months ended September 30, 2003, were $27,860,000, down 14% from $32,230,000 for the similar period last year. The operating earnings decline resulted primarily from increased cost of sales and lower average sales prices, partially offset by higher sales volume. Cement sales volume of 1,393,000 tons for the current six months was 5% above sales volume for the first six months of fiscal 2003 mainly due to increased sales volume in the west coast and Texas markets. Purchased cement sales volume of 120,100 tons for this year’s six month period was 9% above 107,000 tons in last year’s similar period. Average net sales price of $66.60 per ton was down 2% from $67.99 per ton for last year’s six month period. Cost of sales increased 7% to $46.60 per ton due to higher maintenance, power and fuel costs.

     Gypsum Wallboard revenues of $67,362,000 for the current quarter were 23% greater than last year’s second quarter revenues of $54,880,000. Operating earnings for the quarter were $6,987,000, 17% below operating earnings of $8,401,000 for the same period last year. The earnings decline for the quarter resulted from lower net sales prices, partially offset by increased sales volumes. Sales volume of 621 million square feet (“MMSF”) for this year’s quarter was 27% higher than the 491 MMSF sold during the prior year’s quarter. The Company’s wallboard plants ran at approximately 93% of total capacity during this year’s second quarter. According to the Gypsum Association national wallboard consumption of 23.7 billion square feet through September 2003 was up 3% from last year’s same period consumption. The Company’s average net sales price for the quarter decreased 6.5% to $83.67 per thousand square feet (“MSF”) from $89.48 per MSF for the same quarter last year. The August 2003 price increase partially held and another 8% price increase was implemented the last week of September 2003, although there can be no assurance that this price increase will hold. Cost of sales of $72.42 per MSF was level with last year’s quarter despite $3.6 million of higher gas cost.

     For the current six month period, Gypsum Wallboard revenues were $130,351,000, up 22% from $106,922,000 for the same period a year ago. Operating earnings from Gypsum Wallboard were $12,818,000 for the first six months of this fiscal year, down 27% from $17,588,000 for last year’s similar period. The operating earnings decline resulted mainly from a decrease in sales price, partially offset by increased sales volume. Gypsum Wallboard sales volume for the current six months increased 28% to 1,207 MMSF from 945 MMSF for last year’s six month period. The average net sales price of $83.21 per MSF for the current six months was 8.5% below the prior year’s net sales price of $90.94 per MSF. Cost of sales of $72.59 per MSF for the current six months was level with last year’s six month period.

     For the quarter ended September 30, 2003, Paperboard reported revenues of $28,448,000 and operating earnings of $4,998,000, up 28% and 82%, respectively, from revenues of $22,141,000 and operating earnings of $2,753,000 for last year’s three month period. The revenue and earnings gain resulted from increased sales volume and higher sales prices. The average net sales price of $407.69 per ton for the quarter was up slightly from $405.50 per ton for last year’s second quarter. Paperboard sales volume was 68,000 tons, an increase of 24% from 55,000 tons in last year’s second quarter. The majority of the sales volume gain resulted from a 69% increase in sales volume to CXP’s wallboard operations. Cost of sales of $334.19 per ton decreased 6% from last year’s second quarter due to decreased materials and maintenance costs.

     For the six months ended September 30, 2003, Paperboard reported revenues of $56,537,000 and operating earnings of $10,673,000, up 30% and 61%, respectively, from revenues of $43,551,000 and operating earnings of $6,622,000 for last year’s six month period. The operating earnings gain resulted from increased sales volume and lower cost of sales. Paperboard sales volume of 135,000 tons was up 22% from last year’s sales volume of 111,000 tons mostly due to a 58% increase in sales volume to CXP’s wallboard operations. This year’s average net sales price of $408.91 per ton increased 4% from last year’s average net sales price of $392.40 per ton. Cost of sales of $329.86 per ton was slightly below last year’s six months cost of sales.

     Revenues from Concrete and Aggregates were $18,633,000 for the second quarter, up 17% from $15,982,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings of $2,626,000 for the quarter, versus a $2,020,000 loss for the second quarter last year. The earnings increase was primarily due to increased Aggregates sales prices, lower Concrete and Aggregates cost of sales and $2.6 million of costs associated with the closing of the Georgetown plant during last year’s second quarter. Concrete operating earnings of $804,000 increased 106% from last year’s second quarter mainly due to increased sales volume at the Company’s Texas concrete operations. Concrete sales volume for the quarter was 224,000 cubic yards, up 14% from the second quarter last year. The Company’s average Concrete net sales price of $51.95 per cubic yard for the quarter was 2% below $53.25 per cubic yard for the second quarter a year ago due to lower Texas pricing. Cost of sales of $48.37 per cubic yard decreased 6% from the second quarter last year of $51.27 due to lower materials cost at the Texas operation. Aggregates operating earnings of $1,822,000 for the current quarter increased 176% from the prior year’s second quarter. The Company’s Aggregates operation reported sales volume of 1,275,000 tons for the quarter, 2% above sales volume of 1,254,000 tons for the second quarter last year. Aggregates net sales price of $5.27 per ton increased 26% from $4.17 per ton for the second quarter last year due to the closure of the Georgetown quarry and the elimination of lower priced road aggregates sales volume. Cost of sales decreased 37% to $3.84 per ton due to $2.6 million Georgetown closure cost last year.

     For the current six months, Concrete and Aggregates revenues were $35,446,000 and operating earnings were $4,052,000 compared to revenues of $31,217,000 and an operating loss of $715,000 for the same period last year. This year’s gain was due to increased Concrete sales volume, higher Aggregates net sales price and $2.6 million of costs associated with the Georgetown plant closure last year. Concrete revenues for the current six months were up 13% to $22,727,000 from last year’s six month period of $20,047,000. Concrete sales volume of 433,000 cubic yards for this year’s six month period was 17% greater than 371,000 cubic yards for the same period last year. Operating earnings for Concrete were up 34% to $2,075,000 compared to $1,545,000 for last year’s similar period. The average net sales price for Concrete was $52.44 per cubic yard, down 3% from last years sales price of $54.02 per cubic yard. Aggregates reported operating income of $1,977,000 for the six months ended September 30, 2003 compared to an operating loss of $2,260,000 tons for last year’s six month period. This year’s sales volume of 2,334,000 tons was 7% less than 2,498,000 for the six months last year. Last year’s operating loss and this year’s decline in sales volume are both related to the closure of the Georgetown plant during last year’s second quarter. The average sales price of Aggregates for the six months ended September 30, 2003 was $5.25 per ton up 26% from last year’s sales price of $4.18 per ton due to increased sales price at the West Coast operation and the elimination of low priced Georgetown sales volume.

     Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers earnings, trucking income, asset sales and other miscellaneous income and cost items.

     Corporate general and administrative expenses for the three months and six months ended September 30, 2003 were $2,468,000 and $3,936,000 compared to $1,380,000 and $2,782,000 for the same periods last year. The increase was primarily the result of higher legal and consulting costs and $986,000 in expenses related to the spin-off.

     Net interest expense of $955,000 and $2,447,000 for the three months and six months ended September 30, 2003 declined from net interest expense of $2,519,000 and $5,082,000 for last year’s same periods due to lower debt balances and reduced borrowing costs.

     The effective tax rate for fiscal 2004 was increased from 33.5% to 34.5% primarily due to legal, advisory and consultant costs incurred related to the spin-off transaction which are not deductible for tax purposes.

Liquidity and Capital Resources

     The Company funds the growth of its business through the combination of cash flow from operations and bank borrowings. Liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. The Company currently believes that cash on hand, cash provided by operations and funds available under its current bank credit facility should be sufficient to cover working capital needs, capital expenditures, dividends and debt service requirements for the next twelve months. Prior to the anticipated January 2004 spin-off date, the Company anticipates entering into a new bank credit agreement. The payment of the $6.00 special dividend (approximately $112 million) will be funded by the Company largely through borrowings by the Company under the new bank credit agreement. Based on, among other things, current stockholders’ equity and the Company’s expected debt balance immediately prior to the spin-off, the Company expects that its debt-to-capitalization ratio immediately after the spin-off will be approximately 22%. See Note (O) of this report.

     Other than the bank credit facility, the Company has no other financing alternatives in place. If the bank credit facility is terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the bank credit facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company.

     On March 25, 2003, pursuant to the Second Amended and Restated Credit Agreement, the First Amended Credit Facility (the “Amended Credit Facility”) was amended to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years (the “Current Credit Facility”). The principal balance of the Current Credit Facility matures on March 25, 2006. At September 30, 2003 and March 31, 2003, the Company had $31.0 million and $55.0 million outstanding under the Current Credit Facility, respectively. The borrowings under the Current Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Current Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Current Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had $118.3 million and $91.2 million of borrowings available at September 30, 2003 and March 31, 2003, respectively.

     On June 29, 2001, the Company entered into a $50.0 million trade receivable securitization facility (the “Receivables Securitization Facility”), which was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility had a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The purpose of the Receivables Securitization Facility was to obtain financing at a lower interest rate by pledging accounts receivable. The Receivables Securitization Facility had been fully consolidated on the balance sheet. Subsidiary company receivables were sold on a revolving basis first to the Company and then to a wholly-owned special purpose bankruptcy remote entity of the Company. This entity pledged the receivables as security for advances under the facility. The borrowed funds were used to pay down borrowings under the Current Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bore interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company was required to adhere to certain financial and other covenants that are similar to those in the Current Credit Facility. The Company paid off the Receivables Securitization Facility on June 27, 2003, and did not renew the facility for the third year.

     The Company used interest rate swaps to mitigate interest rate risk associated with its variable rate debt. The Company entered into an interest rate swap agreement which had the effect of converting a total notional amount of $55.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company received three month LIBOR and paid a fixed rate of interest under the agreements. The agreement expired on August 30, 2003.

     The Company does not have any other transactions, arrangements or relationships with “special purpose” entities, and the Company does not have any off balance sheet debt. Also, the Company has no outstanding debt guarantees. The Company has available under the Current Credit Facility a $50.0 million Letter of Credit Facility. At September 30, 2003, the Company had $5.7 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $3.2 million in performance bonds.

     The Company’s Board of Directors has approved an increase in its annual cash dividend from $0.20 per share to $1.20 per share (representing an increase in the regular quarterly cash dividend from $0.05 to $0.30 per share), effective upon the completion of the proposed spin-off of CXP shares by Centex. The annual dividend amount will increase from $3.7 million to approximately $22.3 million. The dividend increase will not affect the previously announced quarterly cash dividend of $0.05 per share payable on January 6, 2004 to shareholders of record on December 9, 2003. The increased cash dividend would become effective with the first quarterly cash dividend following the completion of the spin-off.

     Based on its financial condition at September 30, 2003, CXP believes that its internally generated cash flow coupled with funds available under the Current Credit Facility will enable the Company to provide adequately for its current operations, dividends and future growth. Prior to the spin-off the Company anticipates entering into a New Credit Facility to be utilized for the payment of the special dividend (approximately $112 million). The Company was in compliance at September 30, 2003 and during the quarter and six months ended September 30, 2003 with all the terms and covenants of its credit agreements.

     Working capital at September 30, 2003 was $43.0 million compared to $7.3 million at March 31, 2003. The increase resulted from the $25.3 million payoff of the Receivables Securitization Facility, a $3.7 million increase in cash, plus a $13.4 million increase in accounts receivable, partially offset by a z$5.7 million decrease in inventories and a $1.0 million increase in payables.

     Cash and cash equivalents increased $3.7 million from March 31, 2003 to $10.5 million at September 30, 2003. The net cash provided by or used in the operating, investing, and financing activities for the six months ended September 30, 2003 and 2002 is summarized as follows:

	For The Six Months
	Ended September 30,

	2003	2002

	(dollars in thousands)
		(Restated — Note B)
Net Cash Provided by (Used In):
Operating Activities	$57,021	$64,376
Investing Activities	(5,726)	(5,276)
Financing Activities	(47,628)	(55,597)

Net Increase in Cash	$3,667	$3,503

     Cash provided by operating activities of $57.0 million for the first six months of fiscal 2004 decreased $7.4 million from last fiscal year’s six month period due to a $9.1 million decrease in deferred tax liability and asset impairment charge, partially offset by a $1.6 million increase in cash received from the joint ventures. Cash used for investing activities of $5.7 million increased $0.5 million from last year’s six month period due to $1.0 million higher asset sales proceeds last year, partially offset by $0.5 million less capital expenditures this year. Cash used in financing activities for the six months was $47.6 million compared to $55.6 million used last year due to $0.9 million less net debt repayments, netted against $1.1 million less net proceeds from stock option exercises and $8.1 million of stock repurchases last year.

     During the six months, total debt was reduced by $49.7 million from $80.9 million at March 31, 2003 to $31.2 million at September 30, 2003. Debt-to-capitalization at September 30, 2003 was 5.7%, down from 14.4% at March 31, 2003.

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares for repurchase since the Company became publicly held in April 1994. There are approximately 519,900 shares remaining under the Company’s current repurchase authorization. The Company repurchased no shares during the six months ended September 30, 2003. At September 30, 2003 Centex Corporation owned approximately 64.6% of the outstanding shares of the Company’s common stock. Under the terms of the distribution agreement entered into by the Company in connection with the spin-off, until the payment of the special one-time cash dividend, the Company has agreed not to repurchase any of the shares of its common stock except to offset exercises of employee stock options. See Note (N) of this report.

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

     Insurance Accruals. We have certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others.

Outlook

     The outlook for Cement and Wallboard consumption for the remainder of fiscal 2004 is favorable. While consumption of Wallboard remains at a high level, Wallboard pricing has been erratic. However, a Wallboard price increase of 8% was implemented during the last week of September 2003. There can be no assurance, however, that this price increase will hold. CXP’s Wallboard and Paperboard operations continue to be negatively impacted by high natural gas costs. The Company expects to report fiscal 2004 earnings ranging from $3.08 per diluted share to $3.23 per diluted share (including costs related to the proposed spin-off).

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in Note (M) - “Commitments and Contingencies,” while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. As of April 1, 2003, the Company adopted FIN 45 and it did not have a material effect on its consolidated financial statements.

     In January 2003, the Financial Accounting Standard Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. For VIEs created subsequent to January 31, 2003, the provisions of FIN 46 must be applied immediately. For VIEs created prior to that date, the adoption of FIN 46 is required for all reporting periods subsequent to December 15, 2003. The Company has determined that the adoption of FIN 46 will not have an impact on its consolidated financial statements.

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

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to limited life subsidiaries. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

Forward-Looking Statements

     Certain sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

—	levels of construction spending in major markets	—	unfavorable weather conditions during peak construction periods
—	supply/demand structure of cement and wallboard industries	—	changes in and implementation of environmental and other governmental regulations
—	significant changes in the cost of fuel, energy and other raw materials	—	the ability to successfully identify, complete and efficiently integrate acquisitions
—	availability of raw materials	—	the ability to successfully penetrate new markets
—	the cyclical nature of the Company’s business	—	international events that may disrupt the world economy
—	national and regional economic conditions	—	unexpected operation difficulties
—	interest rates	—	competition from new or existing competitors
—	seasonality of the Company’s operations

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations. The Company has utilized derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At September 30, 2003, the Company had approximately $31.0 million in variable rate debt. Using the Company’s variable rate debt as of September 30, 2003 of $31.0 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $310,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $310,000 for such period. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2003. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and Note (J) of this report.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 4. Submission of Materials to a Vote of Security Holders

     On July 21, 2003, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, F. William Barnett, Robert L. Clarke, Timothy R. Eller, Laurence E. Hirsch, Michael R. Nicolais and David W. Quinn were elected as directors to serve until the next Annual Meeting of Stockholders. Voting results for these nominees are summarized as follows:

	Number of Shares

Name	For	Withheld

F. William Barnett	16,309,234	15,333
Robert L. Clarke	16,306,434	18,133
Timothy R. Eller	16,299,734	24,833
Laurence E. Hirsch	16,300,534	24,033
Michael R. Nicolais	16,306,234	18,333
David W. Quinn	16,300,734	23,833

Item 5. Other Information

     The Company’s 2004 annual meeting of stockholders is scheduled to be held on July 27, 2004. In order to be considered for inclusion in the Company’s proxy material for that meeting, stockholder proposals must be received at the Company’s executive offices, addressed to the attention of the Secretary, not later than March 2, 2004.

     For any proposal that is not submitted for inclusion in the Company’s proxy material for the 2004 annual meeting of stockholders, but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Securities Exchange Act of 1934 permits the Company’s management to exercise discretionary voting authority under proxies it solicits unless the Company is notified about the proposal on or before April 28, 2004, and the stockholder satisfies the other requirements of Rule 14a-4(c). In addition, except with respect to stockholder proposals included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the Company’s Bylaws provide that, to be considered at the 2004 annual meeting, a stockholder proposal must be submitted in writing and received by the Secretary at the executive offices of the Company during the period beginning on January 29, 2004 and ending April 28, 2004, and must contain the information specified by and otherwise comply with the Company’s Bylaws. Any stockholder wishing to receive a copy of the Company’s Bylaws should direct a written request to the Secretary at the Company’s principal executive offices.

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

On July 22, 2003, the Company filed with the Securities and Exchange Commission a current report on Form 8-K reporting under Item 5 the spin-off by Centex Corporation of its approximately 65% ownership of the Company’s stock.

On September 18, 2003, the Company filed with the Securities and Exchange Commission a current report on Form 8-K reporting under Item 5 the promotion of Steven R. Rowley to President and Chief Executive Officer and his appointment as a Director.

     All other items required under Part II are omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC. Registrant

	By:	/s/ STEVEN R. ROWLEY

November 14, 2003		Steven R. Rowley President and Chief Executive Officer (principal executive officer)

/s/ ARTHUR R. ZUNKER, JR.

November 14, 2003		Arthur R. Zunker, Jr. Senior Vice President, Treasurer and Chief Financial Officer (principal financial and chief accounting officer)