Form 10-K/A
period 2003-03-31
CENTEX CONSTRUCTION PRODUCTS INC
filed 2003-11-26
CIK 918646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by nonaffiliates of the company at September 28, 2002 (the last business day of the registrants’ most recently completed second fiscal quarter) was $228.2 million.

There were 18,419,612 shares of common stock (or other similar equity securities) outstanding as of the close of business on June 18, 2003:

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy statement for the Annual Meeting of Stockholders of Centex Construction Products, Inc. held on July 21, 2003 are incorporated by reference in Part III of this Report.

     This Form 10-K/A of Centex Construction Products, Inc. (the “Company”) for the fiscal year ended March 31, 2003, is being amended to restate the financial statements of the Company to reflect a change in the method of accounting for the Company’s interest in two cement joint ventures. This restatement had no impact on our earnings before income taxes, net earnings, earnings per share or retained earnings. In connection with this restatement, changes have been made to (i) amend Item 1. — Business, (ii) amend Item 6. — Selected Financial Data, (iii) amend Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) amend Item 8. — Financial Statements and Supplementary Data, and (v) amend Item 15. — Exhibits, Financial Statement Schedules and Reports on Form 8-K to update the certifications of certain executive officers as of the date of this amendment. The amendments to Items 1, 6, 7, and 8 are being made in response to a comment letter received from the Securities and Exchange Commission. See Item 1. — Business — Restatement of Financial Statements and Note (B) to the Consolidated Financial Statements included in Item 8 for a discussion of the restatement of the financial statements referred to above. This Form 10-K/A is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein (except that exhibits previously filed with the Form 10-K are not being refiled in this Form 10-K/A).

PART I

ITEM 1. BUSINESS

Restatement of Financial Statements

     This Annual Report on Form 10-K/A (the “Annual Report”) of Centex Construction Products, Inc. and subsidiaries (“CXP” or the “Company”) reflects a change in our method of accounting for the Company’s interests in two 50%-owned cement joint ventures that operate in Illinois and Texas (the “Joint Ventures”). For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of the Joint Ventures. The Company has restated its consolidated financial statements to reflect a change in the method of accounting for the joint ventures from the proportionate consolidation method to the equity method of accounting. The restatement had no impact on our earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company’s statements of earnings include a single line item entitled “Equity in Earnings of Unconsolidated Joint Ventures” which reflects the Company’s 50% interest in the earnings of the Joint Ventures. Similarly, the Company’s balance sheets include a single line item entitled “Investment in Joint Ventures” which reflects the Company’s 50% interest in the net assets of the Joint Ventures.

     This change is being made at the direction of the Securities and Exchange Commission (the “SEC”) in connection with its review of our preliminary proxy statement filed in connection with the proposed spin-off of the Company’s shares held by Centex Corporation and certain related transactions, together with our periodic reports incorporated by reference in the proxy statement.

     This amended Annual Report continues to speak as of the date of the original Annual Report and we have not updated the disclosure in this amended Annual Report to speak as of a later date.

General

     The Company is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. CXP is a holding company and the businesses of the consolidated group are conducted through CXP’s subsidiaries. Unless the context indicates to the contrary, the terms “CXP” and the “Company” as used herein, should be understood to include subsidiaries of CXP and predecessor corporations. The Company produces and sells cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware. Prior to April 19, 1994, the Company was a wholly-owned subsidiary of Centex Corporation (“Centex”). On April 19, 1994, the Company completed an Initial Public Offering (“IPO”) of 51% of its common stock. As a result of the IPO, Centex’s ownership of the Company was reduced to 49%. The Company’s common stock (“CXP Common Stock”) began trading publicly on the New York Stock Exchange on April 19, 1994. As of June 18, 2003, 18,419,612 shares of CXP Common Stock were outstanding.

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

Industry Segment Information

     The following table presents revenues and earnings before interest and income taxes contributed by each of the Company’s industry segments during the periods indicated. The Company conducts two out of four of its cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois. For segment reporting purposes, the Company proportionately consolidates its 50% share of the cement joint ventures’ revenues and operating earnings, which, in accordance with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note F of the Notes to the Consolidated Financial Statements on pages 49 — 52. The contribution from assets acquired in the Strategic Assets Purchase only includes results from the date of acquisition.

	(Restated) For the Fiscal Years Ended March 31,

	2003	2002	2001	2000	1999

Contribution to Revenues(1):	(dollars in millions)
Cement	$173.2	$183.2	$178.8	$175.4	$168.5
Gypsum Wallboard	212.8	183.5	187.3	244.3	170.9
Paperboard	92.9	84.3	31.5	—	—
Concrete and Aggregates	56.6	57.6	61.1	55.9	47.3
Other, net	2.6	(0.8)	3.3	(0.1)	0.8

Sub-Total	538.1	507.8	462.0	475.5	387.5
Less: Intersegment Revenues	(37.1)	(37.1)	(21.3)	(6.3)	(6.5)
Less: Joint Ventures Revenues	(71.8)	(75.5)	(73.5)	(76.7)	(70.4)

Total Net Revenues	$429.2	$395.2	$367.2	$392.5	$310.6

	(Restated) For the Fiscal Years Ended March 31,

	2003	2002	2001	2000	1999

Contribution to Operating Earnings:	(dollars in millions)
Cement	$54.7	$60.7	$60.2	$54.3	$57.7
Gypsum Wallboard	27.2	4.6	27.1	107.6	56.6
Paperboard	17.6	10.0	1.4	—	—
Concrete and Aggregates	(0.3)	4.4	7.5	9.3	7.4
Other, net	2.6	(0.8)	3.3	(0.1)	0.8

	101.8	78.9	99.5	171.1	122.5
Corporate Overhead	(5.6)	(5.5)	(4.7)	(4.7)	(4.4)

Earnings Before Interest and Income Taxes	$96.2	$73.4	$94.8	$166.4	$118.1

(1)	The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” during Fiscal Year 2001. As a result of this adoption, net revenues prior to fiscal year 2001 have been restated to include freight and delivery costs billed to customers. Previously such billings were offset against corresponding expenses in cost of sales.

     Net revenues for the past three years from each of the Company’s business segments, expressed as a percentage of total consolidated net revenues, were as follows:

	Percentage of Total Consolidated Net Revenues

Segment:	2003	2002	2001

Cement	22.8%	26.0%	26.9%
Gypsum Wallboard	49.6%	46.4%	51.0%
Paperboard	14.0%	13.4%	4.7%
Concrete and Aggregates:
Readymix Concrete	8.5%	9.5%	11.8%
Aggregates	4.5%	4.9%	4.7%

	13.0%	14.4%	16.5%
Other, net	0.6%	(0.2%)	0.9%

Total Consolidated Net Revenues	100.0%	100.0%	100.0%

Cement Operations

     Company Operations. The Company’s cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by the Company and 50% by Lehigh Cement Company, a subsidiary of Heidelberg Cement AG. The LaSalle, Illinois plant is owned by Illinois Cement Company, a joint venture owned 50% by the Company and 50% by RAAM Limited Partnership, a partnership controlled by members of the Pritzker family. The Company receives a management fee of $150,000 per year to manage the Illinois joint venture. The Company’s Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

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

					Estimated
					Minimum
	Rated Annual				Limestone
	Clinker Capacity	Manufacturing	Number of		Reserves
Location	(M short tons)(1)	Process	Kilns	Dedication Date	(Years)

Buda, Tx (2)	1,250	Dry - 4 Stage	1	1978	60 (5)
		Preheater		1983
		Flash Calciner
LaSalle, Il(2)	640	Dry - 4 Stage	1	1974	30 (5)
		Preheater
Laramie, Wy	670	Dry - 2 Stage	1	1988	30 (6)
		Preheater	1	1996
		Dry - Long
		Dry Kiln
Fernley, Nv	515	Dry - Long	1	1964	10 (5)
		Dry Kiln	1	1969
		Dry - 1 Stage
		Preheater

Total-Gross(3)	3,075

Total-Net(3)(4)	2,130

(1)	One short ton equals 2,000 pounds.

(2)	The amounts shown represent 100% of plant capacity and production. Each of these plants is owned by a separate partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partners’ 50% interest.

(5)	Owned reserves.

(6)	Includes both owned and leased reserves.

     The Company’s net cement production, including its 50% share of the cement Joint Ventures production, totaled 2.27 million tons in fiscal 2003 and 2.24 million tons in fiscal 2002. Total net cement sales, including the Company’s 50% share of the cement Joint Ventures sales, were 2.36 million tons in fiscal 2003 and 2.44 million tons in fiscal 2002 as all plants sold all of the product they produced. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant’s profitability, since incremental sales volumes tend to generate increasing profit margins. During the past two years, the Company purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2003, 6.7% of the cement sold by the Company was acquired from outside sources, compared to 10.5% in fiscal 2002.

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

     Capital Expenditures. Capital expenditures, not including capital expenditures associated with the 50% owned cement Joint Ventures, during fiscal 2003 amounted to $2.5 million for the Company’s wholly owned cement operations compared with $1.7 million and $3.6 million in fiscal 2002 and 2001, respectively. Capital outlays in fiscal 2004 are estimated to be approximately $4.6 million. Approximately 16% of the estimated fiscal 2004 total is related to compliance with environmental regulations.

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

     The following table sets forth certain information regarding these plants:

	Rated Annual Gypsum
	Wallboard Capacity	Estimated Minimum Gypsum
Location	(MMSF)(1)	Rock Reserves (years)

Albuquerque, New Mexico	360	80	(2)(3)
Bernalillo, New Mexico	510	80	(2)(3)
Gypsum, Colorado	640	35	(4)
Duke, Oklahoma	1,200	15	(4)

Total	2,710

(1)	Million Square Feet (“MMSF”)

(2)	The same reserves serve both New Mexico plants
(3)	Leased reserves.
(4)	Includes both owned and leased reserves.

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

     The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:

Estimated Annual
		Production Capacity	Estimated Minimum
Location	Types of Aggregates	(Thousand tons)(1)	Reserves (Years)

Northern California Austin, Texas	Sand and Gravel Limestone	2,000 2,000	100 15	(2) (3)

Total		4,000

(1)	Based on single-shift operation.

(2)	Owned reserves.
(3)	Leased reserves.

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

Employees

     The Company and its subsidiaries, including the Joint Ventures, had approximately 1,529 employees at March 31, 2003. Approximately 24% of the employees are represented by collective bargaining units. The number of corporate employees of the Company is 12.

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

Name	Age	Positions with CXP

Laurence E. Hirsch	57	Chairman and Chief Executive Officer (Chairman since April 1994; Chief Executive Officer since April 2003)
Arthur R. Zunker, Jr.	60	Senior Vice President — Finance and Treasurer (Senior Vice President — Finance and Treasurer since January 1994; Senior Vice President - Administration from August 1984 to January 1994)
Steven R. Rowley	50	Executive Vice President and Chief Operating Officer (Chief Operating Officer since April 2003; Executive Vice President - Cement/Concrete and Aggregates since January 2001; Executive Vice President — Cement from January 1998 through January 2001; Executive V.P. of Illinois Cement Company from June 1995 through December 1997; Plant Manager at Nevada Cement Company from April 1991 through May 1995)
H. David House	61	Executive Vice President — Gypsum and Paperboard (Executive Vice President — Gypsum and Paperboard since November 2000; Executive Vice President — Gypsum from January 1998 through 2000; President of American Gypsum Company since June 1997)
Gerald J. Essl	53	Executive Vice President — Cement/Concrete and Aggregates (Executive Vice President - Cement/Concrete and Aggregates since January 2003; President of Texas Lehigh Cement Company from 1985 through December 2002)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends

	Fiscal Year Ended March 31, 2003			Fiscal Year Ended March 31, 2002

Quarter	High	Low	Dividends	High	Low	Dividends

First	$45.25	$35.54	$0.05	$34.25	$25.70	$0.05
Second	$40.35	$32.57	$0.05	$34.80	$27.83	$0.05
Third	$37.70	$31.25	$0.05	$33.32	$28.05	$0.05
Fourth	$37.70	$32.45	$0.05	$39.90	$30.17	$0.05

     The common stock of Centex Construction Products, Inc. is traded on the New York Stock Exchange (ticker symbol CXP). The approximate number of record holders of the common stock of CXP as of June 4, 2003 was 327. The closing price of CXP’s common stock on the New York Stock Exchange on June 4, 2003 was $38.70

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data (unaudited)(1)
 (amounts in thousands, except per share data)

	(Restated ) For the Years Ended March 31,

	2003	2002	2001	2000	1999

Revenues(2)	$429,178	$395,188	$367,206	$392,471	$310,596
Earnings Before Income Taxes	$86,613	$59,699	$92,263	$170,177	$121,127
Net Earnings	$57,606	$39,706	$59,429	$108,232	$77,289
Diluted Earnings Per Share	$3.11	$2.15	$3.22	$5.63	$3.71
Cash Dividends Per Share	$0.20	$0.20	$0.20	$0.20	$0.20
Total Assets	$706,355	$737,323	$788,885	$432,305	$359,926
Total Debt	$80,927	$182,380	$278,828	$400	$480
Stockholders’ Equity	$479,611	$427,832	$392,320	$340,472	$279,920
Average Diluted Shares Outstanding	18,524	18,461	18,473	19,211	20,832
Book Value Per Share At Year End	$26.09	$23.30	$21.40	$18.33	$14.18

(1) The Financial Highlights should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2) The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” during fiscal year 2001. As a result of this adoption, net revenues have been restated to include freight and delivery costs billed to customers. Previously such billings were offset against corresponding expenses in cost of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year 2003 Compared to Fiscal Year 2002

     Overview. Unless otherwise noted, all reference to our annual results for the fiscal years ended March 31, 2003 and 2002 in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” refer to our restated results for such period.

     Information presented for Fiscal 2003 and 2002 reflects the grouping of Centex Construction Products’ businesses into four segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Concrete and Aggregates are broken out separately in the segment discussions.

     Commercial construction, which is a significant component of the demand for the Company’s products, has declined dramatically and is expected to remain at its currently depressed level. A large portion of the decline relates to the completion of pre-9/11 projects and the absence of projects to replace them. Infrastructure activity (road building) is performing short of expectations. With highway construction funding softening, and the downturn in commercial construction activity, U.S. cement consumption for calendar 2002 was below calendar 2001 consumption. Congress recently approved

Fiscal 2003 TEA-21 funding (highway funding) in excess of $31 billion. Budget constraints at the State level are likely to adversely affect the actual level of public works tendered in calendar 2003.

     Although new housing and home repair activity remains strong, the gypsum wallboard industry experienced a softening in wallboard demand in the latter part of calendar 2002. While the industry reported a 1.8% increase in calendar 2002 consumption over calendar 2001 consumption, cumulative production volume at the Company’s Gypsum Wallboard plants during Fiscal 2003 was 72% of its total capacity due to an “over capacity” situation in the gypsum wallboard industry. During September 2002, the Company implemented price increases of up to 15%; however, the price increase completely eroded by the end of calendar 2002 as monthly wallboard consumption from August 2002 to November 2002 was below the same months’ consumption for the prior year. Pricing continued to soften and then stabilized in January 2003. During March 2003, the Company implemented a price increase that eroded and implemented another price increase in May 2003. Longer term, the level of wallboard demand and prices will be determined by the strength of the housing market and wallboard industry utilization levels.

     In Austin, Texas, which is the Company’s primary concrete and aggregates market, the economy has been affected by weakened economic conditions which negatively impacted concrete and aggregates demand and pricing in the Austin market. On September 3, 2002, the Company announced the closing of its aggregates facility in Georgetown, Texas (near Austin, Texas).

     The Company conducts two of its cement operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. For segment reporting purposes, the Company proportionately consolidates its 50% share of the cement joint ventures’ revenues and operating earnings, which, in accordance with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note F of this report for additional segment information.

     Consolidated Results. Consolidated net revenues for Fiscal 2003 totaled $429.2 million, up 9% from $395.2 million for Fiscal 2002. Higher net sales prices in Gypsum Wallboard and Paperboard accounted for the majority of the revenue gain. Earnings before interest and income taxes of $96.2 million in Fiscal 2003 were up 31% from last fiscal year mainly due to a $22.6 million increase in Gypsum Wallboard operating earnings. Net interest expense of $9.6 million in Fiscal 2003 decreased $4.1 million from Fiscal 2002 due to lower interest rates and reduced debt levels. As a result of the foregoing, pre-tax earnings of $86.6 million were 45% above Fiscal 2002 pre-tax earnings of $59.7 million. The Fiscal 2003 effective tax rate of 33.5%, the same rate as in Fiscal 2002, resulted in Fiscal 2003 net earnings of $57.6 million, a 45% increase from $39.7 million in Fiscal 2002. Diluted earnings per share in Fiscal 2003 of $3.11 were 45% higher than the $2.15 for Fiscal 2002.

     The following table compares sales volumes, average unit sales prices and unit operating margins for the Company’s segments operations (see Note F):

	Sales Volume
	(thousands)				Average Net Sales Price (2)		Operating Margin (3)

	2003		2002		2003	2002	2003	2002

Cement (Ton)	2,361	(1)	2,441	(1)	$66.84	$67.69	$23.17	$24.85

Gypsum Wallboard (MSF)	1,933		1,930		$87.12	$72.97	$14.07	$2.41

Paperboard (Ton)	225		210		$408.44	$398.13	$78.28	$47.49

Concrete (Cubic Yard)	681		673		$53.68	$55.93	$2.74	$3.71

Aggregates (Ton)	4,159		4,265		$4.51	$4.33	($0.51)	$0.45

(1)	Total of wholly owned and proportionately consolidated 50% interest of joint ventures cement sales volume.
(2)	As historically reported. Does not include freight and delivery costs billed to customers.
(3)	Operating margins represent operating earnings as reported in Note F divided by sales volume.

     Cement. Cement revenues for Fiscal 2003 were $173.2 million, down 5% from $183.2 million for the prior fiscal year due to decreased sales volume and lower sales prices. Operating earnings of $54.7 million decreased 10% from $60.7 million in Fiscal 2002, which had been an all-time high, due to a 3% decrease in sales volume, an $0.85 ton sales price decline and a 2% increase in cost of sales. Cement sales volume of 2.36 million tons was 80,000 tons below Fiscal 2002 sales volume. The Company supplemented its Fiscal 2003 manufactured cement sales volume with 159,000 tons of purchased cement, down 98,000 tons from last fiscal year. All of the net sales volume decline came from purchased cement as all plants operated at their capacity and were “sold out.” According to the Portland Cement Association, calendar 2002 U.S. total cement consumption of 119.8 million short tons was 3% below calendar 2001 consumption. Cement imports of 26.5 million short tons in calendar 2002 were 6.5% below prior year’s cement imports. CXP’s Fiscal 2003 average net sales price of $66.84 per ton was 1% below Fiscal 2002 as lower pricing in the northern California and Texas markets was partially offset by higher pricing in the Company’s other markets. Cost of sales of $43.67 per ton increased $0.83 per ton over Fiscal 2002 due to higher maintenance and energy costs.

     Gypsum Wallboard. Gypsum Wallboard revenues of $212.8 million increased 16% from Fiscal 2002 revenues. Higher average sales prices resulted in the revenue gain. Operating earnings totaled $27.2 million in Fiscal 2003, up 486% from $4.6 million in Fiscal 2002. Increased sales prices, partially offset by a $2.49 per MSF increase in cost of sales, resulted in the earnings gain. Sales volume of 1,933 million square feet (“MMSF”) in Fiscal 2003 was level with Fiscal 2002 sales volume. The Company’s wallboard plants ran at approximately 72% of total annual capacity during Fiscal 2003 and 70% in Fiscal 2002. The Company’s plants are currently operating at less than full capacity. Excess production capacity continues to negatively impact industry utilization rates. U.S. wallboard consumption was 30.7 billion square feet in calendar 2002, the second highest level on record, up 1.8% from calendar 2001 consumption. Despite the erosion of the September 2002 price increase, Gypsum Wallboard’s Fiscal 2003 average net sales price of $87.12 per thousand square feet (“MSF”) increased 19% from Fiscal 2002’s net sales price. Fiscal 2003 cost of sales of $73.06 per MSF increased 4% from last fiscal year’s cost of sales due mostly to higher energy, paper and labor costs.

     Paperboard. For Fiscal 2003, Paperboard reported revenues of $92.9 million and operating earnings of $17.6 million compared to revenues of $84.3 million and operating earnings of $10.0 million for Fiscal 2002. The operating earnings gain resulted from the combination of increased sales volume, higher sales prices and a 6% decrease in cost of sales. Included in Fiscal 2002’s operating earnings is a $2.3 million loss associated with the closing of the Denver mill in last fiscal year’s first quarter. Paperboard sales volume of 225,000 tons for this fiscal year was 7% greater than last fiscal year’s sales volume due mostly to the sale this year of an additional 10,000 tons of kraft paper. The Company is now supplementing its gypsum wallboard paper sales volume with lower priced non-gypsum paper sales volume. The average net sales price of $408.44 per ton for Fiscal 2003 increased 3% from last year’s average sales price of $398.13 per ton due to higher sales prices for all grades of paper. Cost of sales of $330.16 per ton was $20.48 per ton lower than last fiscal year’s cost of sales due to decreased maintenance and chemical costs.

     Concrete and Aggregates. Revenues from Concrete and Aggregates were $56.6 million in Fiscal 2003, down 2% from $57.6 million in Fiscal 2002. The revenue decline resulted mostly from lower Concrete sales prices. The Austin, Texas market, which is the Company’s largest concrete market, continues to be negatively impacted by a depressed local economy. Fiscal 2003’s operating loss of $268,000 declined 106% from operating earnings of $4.4 million in Fiscal 2002 mainly due to costs associated with the closing of the Georgetown quarry and lower Concrete and Aggregates operating margins. Concrete operating earnings of $1.9 million were 25% below Fiscal 2002 operating earnings due to a 4% decrease in sales prices, partially offset by a 3% decline in cost of sales. Concrete sales volume of 681,000 cubic yards in Fiscal 2003 was 8,000 cubic yards above Fiscal 2002 sales volume. Fiscal 2003’s concrete net sales price of $53.68 per cubic yard was 4% lower than $55.93 per cubic yard in Fiscal 2002 due to slow demand in the Austin, Texas market. Cost of sales of $50.94 per cubic yard decreased 3% from Fiscal 2002 due to decreased materials costs at the Texas operation. Aggregates reported a Fiscal 2003 operating loss of $2.1 million compared to a $1.9 million operating profit in Fiscal 2002. The earnings decline resulted from increased cost of sales along with costs associated with the closing of the Georgetown quarry. On September 3, 2002, the Company closed its aggregates quarry and processing plant in Georgetown, Texas. The decision to cease operations was due primarily to excessive manufacturing costs as well as to soft local market conditions. A portion of the plant and equipment will be deployed at the Company’s other mining operations with the remainder to be sold. The amount written off during the second quarter of Fiscal 2003 from the closing was $2.6 million. Fiscal 2003 Aggregates sales volume of 4,159,000 tons was 3% below Fiscal 2002 due to a partial year of sales volume in Fiscal 2003 from the Georgetown operation. The average net sales price of $4.51 per ton for Fiscal 2003 was 4% higher than Fiscal 2002 due to the combination of less lower-priced Georgetown sales volume and higher sales prices at all other locations. Cost of sales (excluding Georgetown closure costs) increased 7% to $3.88 per ton in Fiscal 2003 due mostly to excessive Georgetown production cost prior to its closing.

     Other Income. Fiscal 2003 other income of $2.6 million compares to a $0.8 million loss in Fiscal 2002. Included in the Fiscal 2002 loss is $0.6 million from recycled center losses and $0.6 million of expenses related to the early retirement of subordinated debt. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers losses, trucking income, asset sales and other miscellaneous income and cost items.

     Net Interest Expense. Net interest expense of $9.6 million in Fiscal 2003 declined from $13.8 million in Fiscal 2002 due to declining debt balances and lower borrowing costs. Included in last fiscal year’s net interest expense is $2.5 million of interest income relating to a note receivable that was collected during Fiscal 2002’s third quarter. Included in Fiscal 2003’s net interest expense is $0.9 million of cost associated with the early termination of one of the Company’s interest rate swap agreements and the partial termination of the remaining interest rate swap agreement.

     Income Taxes. The effective tax rate for Fiscal 2003 and 2002 was 33.5%.

Fiscal Year 2002 Compared to Fiscal Year 2001

     Overview. Unless otherwise noted, all references to our quarterly results for fiscal year ended March 31, 2002 and 2001 in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” refer to our restated results for such period.

     Fiscal year 2002 marked the first full fiscal year of operating results from the Strategic Assets purchased in November 2000. The acquisition was accounted for under the purchase method of accounting. The principal assets acquired were a gypsum wallboard plant and a lightweight recycled paper mill.

     Demand in the Company’s two principal business segments, Cement and Gypsum Wallboard, was at and near all-time highs, respectively, in Calendar 2001. Although the Company reported record Gypsum Wallboard shipments, sales volume at each of the Company’s three heritage Gypsum Wallboard plants was down from the prior year due to “over capacity” in the gypsum wallboard industry. This imbalance also negatively impacted gypsum wallboard pricing early in the fiscal year. During the middle of Fiscal 2002, the Company implemented price increases that held for the remainder of the fiscal year, and at fiscal year end, the Company implemented an additional 15% price increase. Longer term, the level of wallboard demand and prices will be determined by the strength of the housing market and wallboard industry utilization levels. The Austin, Texas economy, which is the Company’s primary Concrete and Aggregates market, is being affected by weakening economic conditions, and as a result, Concrete demand was negatively impacted. Aggregates and Concrete demand is characterized by a high level of dependence on public (infrastructure) spending. Funding for highway construction projects has been and continues at a high level, and as a result, Aggregates and Concrete demand remains strong.

     The Company conducts two of its cement operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. CXP owns a 50% interest in each joint venture and accounts for its interest under the equity method of accounting. See Note (B) to the Consolidated Financial Statements included in Item 8 for a discussion of the change in the method of accounting for the joint ventures. However, the results of operations information continues to be presented using the proportional method of accounting to reflect the Company’s 50% share of the joint venture’s revenues and operating earnings which is consistent with the method of accounting for the joint ventures historically used by the Company and with the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (F) of this report for additional segment information.

     Consolidated Results. Consolidated net revenues for Fiscal 2002 totaled $395.2 million, up 8% from $367.2 million for Fiscal 2001. Increased sales volume in all segments, except Concrete, and higher net sales prices, except for Gypsum Wallboard, resulted in the revenue gain. Earnings before interest and income taxes of $73.3 million in Fiscal 2002 were down 23% from last fiscal year mainly due to a $22.5 million decline in Gypsum Wallboard operating earnings. Net interest expense of $13.8 million in Fiscal 2002 increased $11.2 million over Fiscal 2001 due to a full year of debt outstanding in Fiscal 2002. As a result of the foregoing, pre-tax earnings of $59.7 million were 35% below Fiscal 2001 pre-tax earnings of $92.3 million. The Fiscal 2002 effective tax rate of 33.5% resulted in Fiscal 2002 net earnings of $39.7 million, a 33% decline from $59.4 million in Fiscal 2001. Diluted earnings per share in Fiscal 2002 of $2.15 were 33% lower than the $3.22 for Fiscal 2001.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s segments operations (see Note F):

	Sales Volume
	(thousands)				Average Net Sales Price (2)		Operating Margin (3)

	2002		2001		2002	2001	2002	2001

Cement (Ton)	2,441	(1)	2,387	(1)	$67.69	$67.65	$24.85	$25.21

Gypsum Wallboard (MSF)	1,930		1,584		$72.97	$91.12	$2.41	$17.11

Paperboard (Ton)	210		80		$398.13	$386.32	$47.49	$17.04

Concrete (Cubic Yard)	673		808		$55.93	$53.70	$3.71	$7.38

Aggregates (Ton)	4,265		4,009		$4.33	$4.16	$0.45	$0.40

(1)	Total of wholly owned and proportionately consolidated 50% interest of joint ventures cement sales volumes.
(2)	As historically reported. Does not include freight and delivery costs billed to customers.
(3)	Operating margins represent operating earnings as reported in Note F divided by sales volumes.

     Cement. Cement revenues for Fiscal 2002 were $183.2 million, up 2% from $178.8 million for the prior fiscal year due to increased sales volume. Operating earnings of $60.7 million, an all-time-high, increased 1% from $60.2 million in Fiscal 2001 due to a 2% increase in sales volume being partially offset by a 1% decline in operating margins. Cement sales volume of 2.44 million tons, also an all-time-high, was 54,000 tons higher than Fiscal 2001 sales volume. Favorable weather conditions and record U.S. cement consumption contributed to the sales volume gain. All plants experienced sales volume gains and again operated at their capacity and were “sold out.” The Company supplemented its Fiscal 2002 manufactured cement sales volume with 257,000 tons of purchased cement, up 99,000 tons from last fiscal year. Fueled by strong infrastructure spending, Calendar 2001 U.S. total cement consumption of 123.8 million short tons was 3% above calendar 2000 consumption. Cement imports of 28.4 million short tons in calendar 2001 were 10% below prior year’s cement imports. The Fiscal 2002 average net sales price of $67.69 per ton was level with Fiscal 2001 as lower pricing in the Illinois and Texas markets was offset by higher pricing in the Company’s western markets. Operating margin of $24.85 per ton decreased $0.36 per ton from Fiscal 2001 due to higher power, fuel and maintenance costs and the cost impact from the 63% increase in higher cost purchased cement sales volume.

     Gypsum Wallboard. Fiscal 2002 Gypsum Wallboard revenues of $183.5 million decreased 2% from Fiscal 2001 revenues. Lower average sales prices, partially offset by increased sales volume, resulted in the revenue decline. Operating earnings totaled $4.6 million in Fiscal 2002, down 83% from $27.1 million in Fiscal 2001. Increased sales volume offset by an 86% decrease in operating margins, due primarily to lower pricing, resulted in the earnings decline. Sales volume of 1,930 million square feet (“MMSF”) in Fiscal 2002 increased 22% from Fiscal 2001 sales volume. Fiscal 2002 sales volume gain resulted from a full year of sales from the Oklahoma wallboard plant that was acquired during the middle of Fiscal 2001’s third quarter, partially offset by reduced shipments at each of the Company’s heritage wallboard plants. The Company’s wallboard plants ran at approximately 70% of combined annual capacity during Fiscal 2002 compared to 82% last fiscal year. The Company’s plants were operating at less than full capacity. Excess production capacity continues to negatively impact industry utilization rates. U.S. wallboard consumption was 30.2 billion square feet in calendar 2001, the second highest level on record. Gypsum Wallboard’s Fiscal 2002 average net sales price of $72.97 per thousand square feet (“MSF”) declined 20% from Fiscal 2001’s net sales price. Pricing declined during the first part of Fiscal 2002 until the Company successfully implemented price increases late in Fiscal 2002’s second quarter. Pricing held during the remainder of Fiscal 2002, and at fiscal year end, the Company implemented an additional 15% price increase. Operating margin of $2.41 per MSF declined 86% from Fiscal 2001’s $17.11 per MSF operating margin. The operating margin decline resulted from lower sales prices, partially offset by a $3.45 per MSF decrease in cost of sales. Fiscal 2002 cost of sales of $70.56 per MSF decreased 5% from last fiscal year’s cost of sales due to reduced energy costs and the impact from lower Duke production cost, partially offset by the impact on fixed costs from decreased production volume at the Company’s heritage wallboard plants.

     Paperboard. Paperboard reported Fiscal 2002 revenues and operating earnings of $84.3 million and $10.0 million, respectively, compared to revenues of $31.5 million and operating earnings of $1.4 million in Fiscal 2001. The Paperboard operations were acquired during the third quarter of Fiscal 2001. Fiscal 2002 revenues of $84.3 million increased 168% from Fiscal 2001 due to a full year of sales volume and higher net pricing. Fiscal 2002 sales volume of 210,000 tons was 162% greater than the prior year’s sales volume. Approximately 32% of Fiscal 2002 sales volume was sales to the Company’s gypsum wallboard plants. The average net sales price of $398.13 per ton increased 3% from Fiscal 2001’s net sales price. Fiscal 2002’s net sales price was favorably impacted by the smaller percentage of lower-priced non-gypsum paper sales volume to total sales volume. Operating earnings of $10.0 million for Fiscal 2002 increased 629% from Fiscal 2001 due to increased sales volume and higher operating margins. Operating earnings were negatively impacted early in Fiscal 2002 by costs associated with idling the Denver mill on April 23, 2001. The Denver mill’s production requirements were transferred to the Lawton, Oklahoma mill. The Denver mill reported a $2.3 million loss for Fiscal 2002. Cost of sales of $350.64 per ton for Fiscal 2002 declined 5% from Fiscal 2001’s cost of sales. Reduced energy costs and improved operating efficiencies were major contributors to the cost of sales reduction. Excluding the Denver mill results, Fiscal 2002’s cost of sales would have been $339.22 per ton. The Lawton mill is now capable of running at its designed capacity of 220,000 tons annually. The recycled paper centers were sold after Fiscal 2002’s year end. Fiscal 2002 recycled paper center operating losses of $0.6 million are reported in other income.

     Concrete and Aggregates. Revenues from Concrete and Aggregates were $57.6 million in Fiscal 2002, down 6% from $61.1 million in Fiscal 2001. The revenue decline resulted from decreased Concrete sales volume, partially offset by higher Concrete and Aggregates sales prices and increased Aggregates sales volume. The Austin, Texas market, which is the Company’s largest Concrete and Aggregates market, has enjoyed exemplary growth over the past decade. However, in Fiscal 2002, Austin was negatively impacted by the troubles of the technology companies. Fiscal 2002 operating earnings of $4.4 million declined 42% from $7.6 million in Fiscal 2001. Decreased Concrete sales volume and operating margins, partially offset by increased Aggregates sales volume and operating margins, resulted in the earnings decline. Concrete operating earnings of $2.5 million for Fiscal 2002 were 58% below Fiscal 2001 operating earnings. Concrete sales volume of 673,000 cubic yards in Fiscal 2002 declined

17% from Fiscal 2001 due to decreased demand in the Austin, Texas market. Concrete’s Fiscal 2002 net sales price of $55.93 per cubic yard was 4% higher than the $53.70 per cubic yard in Fiscal 2001. The net sales price gain resulted mainly from higher prices in the California market. The Austin, Texas market experienced some price weakening late in Fiscal 2002. Cost of sales of $52.22 per cubic yard in Fiscal 2002 increased 13% from Fiscal 2001 due to higher materials and operating costs. Aggregates Fiscal 2002 operating earnings of $1.9 million increased 20% from $1.6 million in Fiscal 2001 as a result of increased sales volume and higher operating margins. Fiscal 2002 Aggregates sales volume of 4,265,000 tons was 6% greater than Fiscal 2001 due to 223,000 tons of additional sales volume from the Texas operations. The Georgetown Aggregates plant expansion was completed mid-Fiscal 2002 and by fiscal year end was producing commercial aggregates products. The average net sales price of $4.33 per ton for Fiscal 2002 was 4% higher than $4.16 per ton in Fiscal 2001. Cost of sales of $3.88 per ton in Fiscal 2002 increased 3% from Fiscal 2001 due to increased production costs at the Texas operations.

     Net Interest Expense. Net interest expense of $13.8 million in Fiscal 2002 was $11.3 million greater than the $2.6 million in Fiscal 2001 due to a full year of debt outstanding in Fiscal 2002. On November 10, 2000, the Company utilized $150.0 million of cash on hand and incurred $280.0 million of new debt to complete the acquisition of the Strategic Assets. The increase in net interest expense was somewhat mitigated by declining interest rates on the Company’s variable rate debt.

     Other Income. Fiscal 2002 other income recorded a $0.8 million loss compared to a $3.3 million profit in Fiscal 2001. Included in the Fiscal 2002 loss is $0.6 million of recycled center losses, $0.6 million of expenses related to the early retirement of subordinated debt and $0.4 million less distribution center income. Included in Fiscal 2001 results is a $1.9 million gain on the disposition of investment securities owned by the Company. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled waste paper earnings, trucking income, asset sales and other miscellaneous income and cost items.

Critical Accounting Policies

     Certain of the Company’s critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although the Company’s accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that the Company believes are critical and require the use of complex judgment in their application.

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

Liquidity and Capital Resources

     On November 10, 2000, the Company’s $35.0 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325.0 million senior revolving credit facility. During the quarter ended June 30, 2001, pursuant to an Amended and Restated Credit Agreement, the credit facility was amended to reduce the facility amount from $325.0 million to $275.0 million and to modify certain financial and other covenants (the “Amended Credit Facility”). During the quarter ended September 30, 2002, the Company again reduced the Amended Credit Facility amount from $275.0 million to $175.0 million. On March 25, 2003, pursuant to the Second Amended and Restated Credit Agreement, the Amended Credit Facility was amended to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years (the “New Credit Facility”). The principal balance of the New Credit Facility matures on March 25, 2006. At March 31, 2003 and 2002, the Company had $55.0 million outstanding under the New Credit Facility and $163.0 million outstanding under the Amended Credit Facility, respectively. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had $91.2 million and $105.8 million of borrowings available at March 31, 2003 and 2002, respectively.

     Also, on November 10, 2000, a subsidiary of the Company (the “Debtor Subsidiary”) assumed $100.0 million of 9.5% senior subordinated notes (the “Notes”) with a maturity date of July 15, 2008. Interest payments on the Notes are due on January 15 and July 15. The Notes are redeemable at the option of the Debtor Subsidiary, in whole or in part, at any time after July 15, 2003. Upon the acquisition of certain strategic assets on November 10, 2000, the Debtor Subsidiary was required to commence a tender offer for the Notes at 101%. On December 20, 2000, $90.0 million in principal amount of the Notes was tendered, leaving $10.0 million outstanding. During the June 30, 2001 quarter, the Debtor

Subsidiary commenced another tender offer for the Notes at 108.75%. On June 28, 2001, the Debtor Subsidiary purchased $9.5 million in principal amount of the Notes, leaving $0.5 million outstanding. Prior to the commencement of the second tender offer, the Debtor Subsidiary obtained the necessary consents from a majority of holders of the Notes to eliminate certain covenants and reporting requirements.

     On June 29, 2001, the Company entered into a $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The borrowed funds are used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $25.3 million and $18.6 million outstanding under the Receivables Securitization Facility at March 31, 2003 and 2002, respectively.

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

     The Company uses interest rate swaps to mitigate interest rate risk associated with its variable rate debt. On July 19, 2001, the Company entered into two interest rate swap agreements which have the effect of converting a total notional amount of $100.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company receives three month LIBOR and pays a fixed rate of interest under these agreements. These agreements expire on August 28, 2003. On November 22, 2002, the Company terminated one of its interest rate swap agreements with a notional amount of $25.0 million. On February 28, 2003, the Company terminated $20.0 million of the remaining $75.0 million interest rate swap agreement. At March 31, 2003, the Company recorded a cumulative net after-tax loss of $0.6 million to Accumulated Other Comprehensive Losses for the change in fair value of the remaining swap agreement.

     The Company does not have any off balance sheet debt, except for operating leases (see Note G). Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $50.0 million Letter of Credit Facility. At March 31, 2003, the Company had $8.8 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $3.2 million in performance bonds relating primarily to its mining operations.

     Based on its financial condition at March 31, 2003, the Company believes that its internally generated cash flow coupled with funds available under various credit facilities will enable it to provide adequately for its current operations and future growth. The Company was in compliance at March 31, 2003 and during the twelve months ended March 31, 2003 with all the terms and covenants of its credit agreements.

     Working capital at March 31, 2003 was $7.3 million compared to $8.4 million at March 31, 2002. The increase resulted from a $1.8 million increase in cash and a $7.8 million decline in accounts payable and accrued liabilities, partially offset by a $6.6 million increase in note payable and a $4.1 million decrease in accounts and notes receivable and inventories.

     Cash and cash equivalents increased $1.8 million from March 31, 2002 to $6.8 million at March 31, 2003. The net cash provided by or used in the operating, investing, and financing activities for the fiscal years ended March 31, 2003 and 2002 is summarized below:

	For the Years Ended
	March 31,

	2003	2002

	(dollars in thousands)
	(Restated-Note B)	(Restated-Note B)
Net Cash Provided by (Used In):
Operating Activities	$117,887	$117,009
Investing Activities	(8,477)	(15,439)
Financing Activities	(107,591)	(99,818)

Net Increase in Cash	$1,819	$1,752

     Cash provided by operating activities of $117.9 million for Fiscal 2003 was $0.9 million greater than last fiscal year. A $17.9 million increase in net earnings and a $7.5 million increase in deferred tax liability and depreciation was offset by a $27.5 million decrease in net working capital. The majority of the working capital decline was due to the collection in Fiscal 2002 of a $24.3 million note receivable. Cash used for investing activities of $8.5 million declined $7.0 million compared to last fiscal year due to the combination of a $2.6 million increase in asset sale proceeds and a $4.4 million decrease in capital expenditures. Cash used in financing activities for this fiscal year of $107.6 million increased $7.8 million over last fiscal year due to an additional $5.0 million net reduction in total debt and $8.1 million in stock repurchases, partially offset by a $5.4 million increase in net proceeds from stock option exercises.

     During Fiscal 2003 total debt was reduced by $101.5 million from $182.4 million at March 31, 2002 to $80.9 million at March 31, 2003. Debt-to-Capitalization at March 31, 2003 was 14.4%, down from 29.9% at March 31, 2002.

     In Fiscal 2003, the Company utilized its regular and alternative minimum tax carryovers from Fiscal 2002. Remaining net operating loss carryovers available for Fiscal 2003 amount to $34.6 million and $4.0 million for regular and alternative minimum tax, respectively. The net operating loss carryovers, if unused, will expire after Fiscal 2022.

Other Developments

     On September 3, 2002, the Company announced the closing of its aggregates quarry and crushing plant in Georgetown, Texas, north of Austin. The decision to cease operations at the Georgetown plant was due primarily to excessive manufacturing costs as well as to soft local market conditions. A portion of the plant and equipment will be deployed to the Company’s other mining operations. The unused portion of the plant and equipment will be sold.

     On March 31, 2003, the Company’s President and Chief Executive Officer, Richard D. Jones, Jr., retired. He also resigned from the Company’s Board of Directors. Laurence E. Hirsch assumed Mr. Jones’ responsibilities and became its Chief Executive Officer. Mr. Hirsch has been the Company’s Chairman since the Company became publicly held in 1994. Mr. Hirsch is also Chairman and Chief Executive Officer of the Company’s majority owner, Centex Corporation, and has extensive experience in the construction products business.

Stock Repurchase Program

     The Company’s Board of Directors has approved the repurchase of a cumulative total of 6,101,430 shares of the Company’s stock since the Company became publicly held in April 1994. The Company repurchased 223,384 shares at a cost of $8.1 million in Fiscal 2003 and no shares in Fiscal 2002. At March 31, 2003, Centex Corporation owned approximately 65.1% of the outstanding shares of the Company’s common stock. At March 31, 2003, there are approximately 519,900 shares remaining under the Company’s current repurchase authorization.

Purchase of Strategic Assets

     On November 10, 2000, the Company acquired selected strategic assets. The purchase price was $342.2 million cash plus the assumption by a subsidiary of $100.0 million of subordinated debt. Funding came from cash on hand and borrowings under a new $325.0 million senior credit facility entered into during November 2000 (reduced to the current $155.0 million level).

     The principal strategic assets acquired were: a 1.1 billion square foot gypsum wallboard plant located at Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; and a 220,000 ton-per-year lightweight recycled paperboard mill in Lawton, Oklahoma. The gypsum wallboard plant is operated by the Company’s American Gypsum Company, located in Albuquerque, New Mexico. The paperboard operation is located in Lawton, Oklahoma and focuses primarily on the gypsum wallboard paper business.

Inflation and Changing Prices

     Inflation has become less of a factor in the U.S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose approximately 2.4% in calendar 2002, 1.6% in 2001, and 3.4% in 2000. Prices of materials and services, with the exception of power and natural gas, have remained relatively stable over the three-year period. Strict cost control and improving productivity also minimize the impact of inflation. The ability to recover increasing costs by obtaining higher sales prices varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

General Outlook

     Despite decreased cement consumption and eroding wallboard prices during Fiscal 2003, the outlook for Fiscal 2004 is favorable with cement and wallboard consumption forecasted to remain at relatively high levels. Cement prices are currently stable and a wallboard price increase has been implemented in early May, 2003. In addition, the profitability of CXP’s paperboard operations continues to steadily increase as operating efficiencies continue to improve. Fiscal 2004 interest expense is expected to decline significantly as the Company continues to reduce debt. Like many other companies, CXP is experiencing cost pressures in areas such as natural gas and raw materials. Assuming prices and demand remain at current levels for CXP’s products, along with the expected decline in interest expense, the Company expects to report higher earnings for Fiscal 2004 than it did for Fiscal 2003.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS No. 143 in the first quarter of Fiscal 2004, and, based on current circumstances, does not believe that the impact of adoption of SFAS No. 143 will have a material impact on the Company’s financial position or results of operations.

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in Note G - “Commitments and Contingencies,” while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

     In January 2003, the Financial Accounting Standard Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are applicable no later than July 1, 2003. The Company is currently evaluating the impact of FIN 46 on its consolidated financial statements.

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

•	levels of construction spending in major markets	•	unfavorable weather conditions during peak construction periods
•	supply/demand structure of cement and wallboard industries	•	changes in and implementation of environmental and other governmental regulations
•	significant changes in the cost of fuel, energy and other raw materials	•	the ability to successfully identify, complete and efficiently integrate acquisitions
•	availability of raw materials	•	the ability to successfully penetrate new markets
•	the cyclical nature of our business	•	international events that may disrupt the world economy
•	national and regional economic conditions	•	unexpected operation difficulties
•	interest rates	•	competition from new or existing competitors
•	seasonality of our operations

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

Financial Information

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)

	For the Years Ended March 31,

	2003	2002	2001

REVENUES	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)

Cement	$97,867	$102,556	$98,865
Gypsum Wallboard	212,790	183,500	187,347
Paperboard	59,939	52,832	17,099
Concrete and Aggregates	55,950	57,045	60,572
Other, net	2,632	(745)	3,323

	429,178	395,188	367,206

COSTS AND EXPENSES

Cement	68,236	68,999	65,432
Gypsum Wallboard	185,594	178,857	160,250
Paperboard	42,325	42,855	15,731
Concrete and Aggregates	56,218	52,644	53,018
Corporate General and Administrative	5,654	5,486	4,691
Interest Expense, net	9,619	13,750	2,570

	367,646	362,591	301,692

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	25,081	27,102	26,749

EARNINGS BEFORE INCOME TAXES	86,613	59,699	92,263
Income Taxes	29,007	19,993	32,834

NET EARNINGS	$57,606	$39,706	$59,429

EARNINGS PER SHARE

Basic	$3.13	$2.16	$3.23

Diluted	$3.11	$2.15	$3.22

DIVIDEND PAID PER SHARE	$0.20	$0.20	$0.20

See notes to consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,

	2003	2002

ASSETS	(Restated-Note B)	(Restated-Note B)
Current Assets -
Cash and Cash Equivalents	$6,795	$4,976
Accounts and Notes Receivable, net	42,209	50,123
Inventories	49,138	45,360

Total Current Assets	98,142	100,459

Property, Plant and Equipment -	708,998	713,128
Less: Accumulated Depreciation	(207,810)	(181,609)

Property, Plant and Equipment, net	501,188	531,519
Investment in Joint Ventures	53,741	52,635
Notes Receivable, net	190	174
Goodwill	40,290	41,088
Other Assets	12,804	11,448

	$706,355	$737,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Note Payable	$25,257	$18,630
Accounts Payable	26,178	27,809
Accrued Liabilities	39,297	45,521
Current Portion of Long-term Debt	80	80

Total Current Liabilities	90,812	92,040

Long-term Debt	55,590	163,670
Deferred Income Taxes	80,342	53,781
Stockholders’ Equity -
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,379,558 and 18,358,473 Shares, respectively	184	184
Capital in Excess of Par Value	14,228	15,153
Accumulated Other Comprehensive Losses	(2,282)	(1,063)
Retained Earnings	467,481	413,558

Total Stockholders’ Equity	479,611	427,832

	$706,355	$737,323

See notes to consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended March 31,

	2003	2002	2001

	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Cash Flows from Operating Activities
Net Earnings	$57,606	$39,706	$59,429
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities, Net of Effect of
Non-Cash Activity - Depreciation, Depletion and Amortization	33,166	32,266	21,475
Deferred Income Tax Provision	28,748	21,229	23,377
Asset Impairment Charge	2,586	—	—
Loss on Asset Sale	564	—	—
Equity in Earnings of Unconsolidated Joint Ventures	(25,081)	(27,102)	(26,749)
Distributions from Joint Ventures	23,975	29,374	27,700
Decrease (Increase) in Accounts and Notes Receivable	7,898	32,494	(2,344)
(Increase) Decrease in Inventories	(3,778)	1,380	(2,558)
Decrease in Accounts Payable and Accrued Liabilities	(9,193)	(12,107)	(5,611)
Decrease (Increase) in Other Assets, net	2,496	(231)	4,133
Decrease in Income Taxes Payable	(1,100)	—	(1,447)

Net Cash Provided by Operating Activities	117,887	117,009	97,405

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(11,891)	(16,294)	(13,617)
Acquisition of Net Assets	—	—	(342,200)
Proceeds from Asset Dispositions	3,414	855	—

Net Cash Used in Investing Activities	(8,477)	(15,439)	(355,817)

Cash Flows from Financing Activities
Proceeds from Note Payable	6,627	18,630	—
Proceeds from Long-term Debt	—	—	268,500
Repayment of Long-term Debt	(108,080)	(105,580)	(80)
Redemption of Subordinated Debt	—	(9,498)	(89,992)
Dividends Paid to Stockholders	(3,683)	(3,671)	(3,679)
Retirement of Common Stock	(8,135)	—	(6,198)
Proceeds from Stock Option Exercises	5,680	301	507

Net Cash (Used in) Provided by Financing Activities	(107,591)	(99,818)	169,058

Net Increase (Decrease) in Cash and Cash Equivalents	1,819	1,752	(89,354)
Cash and Cash Equivalents at Beginning of Period	4,976	3,224	92,578

Cash and Cash Equivalents at End of Period	$6,795	$4,976	$3,224

See notes to consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	For the Years Ended March 31,

	2003	2002	2001

	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Common Stock -
Balance at Beginning of Period	$184	$183	$186
Retirement of Common Stock	(2)	—	(3)
Stock Option Exercises	2	1	—

Balance at End of Period	184	184	183

Capital In Excess of Par Value -
Balance at Beginning of Period	15,153	14,614	20,302
Retirement of Common Stock	(8,133)	—	(6,195)
Stock Option Exercises	7,208	539	507

Balance at End of Period	14,228	15,153	14,614

Retained Earnings -
Balance at Beginning of Period	413,558	377,523	321,773
Dividends to Stockholders	(3,683)	(3,671)	(3,679)
Net Earnings	57,606	39,706	59,429

Balance at End of Period	467,481	413,558	377,523

Accumulated Other Comprehensive Losses -
Balance at Beginning of Period	(1,063)	—	(1,789)
Unrealized Gain on Investment Securities, net of tax	—	—	1,789
Unrealized Gain (Loss) on Hedging Instruments, net of tax	484	(1,063)	—
Minimum Pension Liability, net of tax	(1,703)	—	—

Balance at End of Period	(2,282)	(1,063)	—

Total Stockholders’ Equity	$479,611	$427,832	$392,320

See notes to consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

(A) Significant Accounting Policies

Basis of Presentation -

     The consolidated financial statements include the accounts of Centex Construction Products, Inc. and its majority-owned subsidiaries (“CXP” or the “Company”) after elimination of intercompany balances and transactions. CXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through CXP’s subsidiaries. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method of accounting. The equity in earnings of unconsolidated Joint Ventures has been presented in conformity with the Company’s March 31 year end. See Note B.

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

Cash and Cash Equivalents -

     Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

Accounts and Notes Receivable -

     Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $4.5 million and $4.2 million at March 31, 2003 and 2002, respectively. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables. The Company has no significant credit risk concentration among its diversified customer base.

     Notes receivable at March 31, 2003 are collectible primarily over three years. The weighted average interest rate at March 31, 2003 and 2002 was 7.6% and 7.5%, respectively.

Inventories -

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,

	2003	2002

	(Restated-Note B)	(Restated-Note B)
Raw Materials and Materials-in-Progress	$13,970	$13,231
Finished Cement	4,507	3,891
Aggregates	3,021	2,772
Gypsum Wallboard	5,520	5,140
Paperboard	4,819	2,894
Repair Parts and Supplies	16,668	16,650
Fuel and Coal	633	782

	$49,138	$45,360

Property, Plant and Equipment -

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense was $31.6 million, $30.8 million and $20.3 million for the years ended March 31, 2003, 2002 and 2001, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 20 years

     The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At March 31, 2003 and 2002, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Investment Securities -

     Investments in debt or marketable equity securities are reported at fair value based primarily on quoted market prices. All investment securities are designated as available for sale, with unrealized gains and losses included in stockholders’ equity, net of applicable taxes. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of any market decline, and the financial health of the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method. During the year ended March 31, 2001, the Company sold an investment in marketable equity securities for $10.8 million and recognized a gain of $1.9 million. The gain is included in other net revenues on the consolidated statements of earnings.

Other Assets -

     Other assets are primarily composed of loan fees and financing costs, prepaid pension costs and other expenses, deposits, identified intangible assets other than goodwill and assets held for sale.

Income Taxes -

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” That statement requires, among other things, that deferred taxes be provided on differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates.

Stock Repurchases -

     The Company’s Board of Directors has authorized the repurchase of a cumulative total of 6,101,430 shares of the Company’s common stock. The Company repurchased and retired 223,384 shares, at a cost of $8.1 million, in Fiscal 2003, no shares in Fiscal 2002 and 264,300 shares, at a cost of $6.2 million, in Fiscal 2001. Cumulative shares repurchased at March 31, 2003 were 5,581,514, leaving approximately 519,900 shares remaining under the Company’s current authorization. Centex Corporation (“Centex”) owned 65.1% of the Company’s outstanding common stock at March 31, 2003.

Comprehensive Losses -

     Total comprehensive income is defined as the total of net earnings plus all other non-owner changes in equity. Securities that are classified as available-for-sale are stated at market value as determined by the most recently traded price at the balance sheet date. The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive losses of the unrealized gain or loss on swap agreements designed as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note M. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of assets of certain defined benefit pension plans. These unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.” Total comprehensive income for the years ended March 31, 2003, 2002 and 2001 was $56.4 million, $38.6 million and $61.2 million, respectively.

Statements of Consolidated Earnings — Supplemental Disclosures -

     Selling, general and administrative expenses of the operating units are included in costs and expenses of each segment. Corporate general and administrative expenses are shown separately in the statements of consolidated earnings. Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,

	2003	2002	2001

	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Operating Units Selling and G&A	$20,481	$20,660	$16,390
Corporate G&A	5,654	5,486	4,691

	$26,135	$26,146	$21,081

% of Net Revenues	6.1%	6.6%	5.7%

     Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred expenses of $30.5 million, $27.7 million and $28.4 million in the years ended March 31, 2003, 2002 and 2001, respectively, for maintenance and repairs.

     Other net revenues include lease and rental income, asset sale income, non-inventoried aggregates sales income, recycled waste paper income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Statements of Consolidated Cash Flows — Supplemental Disclosures -

     Interest payments made during the years ended March 31, 2003, 2002 and 2001 were $8.9 million, $14.4 million and $9.0 million, respectively.

     In Fiscal 2003, the Company made net payments of $1.5 million for federal and state income taxes. The Company received a cash refund of $1.4 million in Fiscal 2002 compared to net payments of $19.7 million made for federal and state income taxes in Fiscal 2001.

Earnings Per Share -

     The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” This statement established new standards for computing and presenting earnings per share (“EPS”). SFAS No. 128 replaced the presentation of primary EPS previously prescribed by Accounting Principles Board (“APB “) Opinion No. 15 with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS.

     Basic earnings per common share is based on the weighted average number of common shares outstanding for the years ended March 31, 2003, 2002 and 2001 of 18,418,191, 18,350,716 and 18,405,116, respectively. Diluted earnings per common share is based on the weighted average number of common shares outstanding and share equivalents outstanding, assuming dilution from issued and unexercised stock options outstanding, of 18,523,651, 18,461,414 and 18,473,114 for the years ended March 31, 2003, 2002 and 2001, respectively. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 322,000 shares at an average price of $38.92 for the year ended March 31, 2003, 551,000 shares at an average price of $35.66 for the year ended March 31, 2002 and 618,000 shares at an average price of $35.80 for the year ended March 31, 2001. All anti-dilutive options have expiration dates ranging from April 2008 to May 2012.

Accounting For Stock-Based Compensation -

     The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense is recognized related to the Company’s stock options because each option’s exercise price is set at the stock’s fair market value on the date the option is granted. In Fiscal 2003, the Company recorded a pre-tax charge of $0.1 million for employee stock-based compensation.

     As of March 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123.

     In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant. For disclosures under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted average assumptions used in the Black-Scholes model to value the option awards in Fiscal 2003, 2002, and 2001, respectively, are as follows: dividend yield of 0.50 percent, 0.64 percent, and 0.94 percent; expected volatility of 32.3 percent, 32.2 percent, and 32.5 percent; risk-free interest rates of 5.0 percent, 6.9 percent, and 6.4 percent; and expected lives of 10 years for all three years.

     If the Company had recognized compensation expense for the stock options plan based on the fair value at the grant dates for awards, pro forma net earnings for Fiscal 2003, 2002 and 2001 would be as follows:

	For the Years Ended March 31,

	2003	2002	2001

Net Earnings
As reported	$57,606	$39,706	$59,429
Add stock-based employee compensation included in the determination of net income as reported, net of tax	47	—	—
Deduct fair value of stock-based employee compensation, net of tax	(2,911)	(1,887)	(1,278)
Pro forma	$54,742	$37,819	$58,151
Basic Earnings Per Share
As reported	$3.13	$2.16	$3.23
Pro forma	$2.97	$2.06	$3.16
Diluted Earnings Per Share
As reported	$3.11	$2.15	$3.22
Pro forma	$2.96	$2.05	$3.15

New Accounting Standards -

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. SFAS No. 143’s primary impact on the Company relates to the accounting of quarry reclamation obligations. The Company will adopt SFAS No. 143 in the first quarter of Fiscal 2004, and, based on current circumstances, does not believe that the adoption of SFAS No. 143 will have a material impact on the Company’s financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s requirement for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in Note G — “Commitments and Contingencies,” while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

     In January 2003, the Financial Accounting Standard Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), clarifying the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are applicable no later than July 1, 2003. The Company is currently evaluating the impact of FIN 46 on its consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. As noted earlier, the Company adopted the disclosure requirements of SFAS No. 148.

Goodwill and Other Intangible Assets -

     Goodwill represents the excess of purchase price over net assets of businesses acquired. The Company elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2001. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step is to identify potential impairment by determining whether the carrying amount of a reporting unit exceeds its fair value. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. In case of impairment, the recorded costs would be written down to fair value on a discounted basis. On January 1, 2003, the Company completed the first step of its annual impairment assessment and determined that the fair value of its reporting units exceeds its carrying amounts. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. There have been no material changes in the carrying amount of the Company’s goodwill during the fiscal years ended March 31, 2003 and 2002. Goodwill amortization totaled zero in Fiscal 2003 and Fiscal 2002 and $1.0 million in Fiscal 2001. Prior to the early adoption of SFAS No. 142, goodwill was amortized over 20 years.

     The pro forma adoption of SFAS No. 142 for the fiscal year ended March 31, 2001 would have resulted in an increase in net earnings of $0.7 million with a $0.04 and $0.03 increase in basic and diluted earnings per share, respectively. The acquisition of the Strategic Assets that resulted in the recording of the Company’s goodwill occurred in the middle of the third quarter of Fiscal 2001 (see Note K).

     Other intangibles are intangibles associated with the Strategic Assets purchase. Other intangibles are amortized on a straight-line basis over various periods between seven months and 15 years. Other intangibles amortization totaled $0.1 million in Fiscal 2003, $0.1 million in Fiscal 2002 and $0.2 million in Fiscal 2001. The balance of other intangibles at March 31, 2003 and 2002 was $1.1 million and $1.2 million, respectively. Other intangibles amortization expense for the next five years is estimated to be $0.1 million annually.

Revenue Recognition -

     Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

     During Fiscal 2001, the Company adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Costs,” which provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the costs incurred by the seller for shipping and handling be classified as an expense. Historically, certain amounts the Company billed for shipping and handling had been shown as an offset to shipping costs which are recorded in cost of goods sold in the accompanying consolidated statements of earnings. There was no impact to the Company’s income from operations or net income as a result of the adoption of EITF 00-10. Prior-year financial statements have been restated to conform to the requirements of EITF 00-10. The amount of billed shipping and handling costs reclassified from cost of goods sold to net sales in the accompanying consolidated statements of earnings in Fiscal 2001 was $54.4 million. Such costs totaled $55.0 million for Fiscal 2002 and $54.9 million for Fiscal 2003.

Reclassifications -

     Certain prior year balances have been reclassified to be consistent with the Fiscal 2003 presentation.

(B) Restatement of Financial Statements

     For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of its 50% owned cement joint ventures. The Company has restated its consolidated financial statements to reflect a change in the method of accounting for the joint ventures from the proportionate consolidation method to the equity method of accounting. The restatement had no effect on the Company’s earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company’s statements of earnings include a single line item entitled “Equity in Earnings of Unconsolidated Joint Ventures” which reflects the Company’s 50% interest in the results of operations of the joint ventures. Similarly, the Company’s balance sheets include a single line item entitled “Investment in Joint Ventures” which reflects the Company’s 50% interest in the net assets of the joint ventures. Consolidated financial statements and related financial information for all periods presented have been restated to reflect the current accounting for the interests in the joint ventures.

     The Company’s consolidated balance sheets as of March 31, 2003 and 2002, the statements of earnings for each of the three years in the period ended March 31, 2003, and related financial information have been restated as follows:

	For the Years Ended March 31,

	2003		2002		2001

	Reported	Restated	Reported	Restated	Reported	Restated

Statement of Operations
Data:
Cement Revenues	$173,198	$97,867	$183,154	$102,556	$178,783	$98,865
Cement Costs and Expenses	118,768	68,236	122,981	68,999	119,169	65,432
Other, net	2,885	2,632	(355)	(745)	3,673	3,323
Interest Expense	9,590	9,619	13,654	13,750	2,352	2,570
Equity in Earnings of Unconsolidated Joint Ventures	—	25,081	—	27,102	—	26,749
Total Revenues	501,257	429,178	471,083	395,188	441,127	367,206
Total Costs and Expenses	$414,644	$367,646	$411,384	$362,591	$348,864	$301,692

The following amounts were unchanged as a result of the restatement:
Earnings Before Income Taxes	$86,613	$86,613	$59,699	$59,699	$92,263	$92,263
Net Earnings	$57,606	$57,606	$39,706	$39,706	$59,429	$59,429
Diluted EPS	$3.11	3.11	$2.15	$2.15	$3.22	$3.22

	March 31, 2003		March 31, 2002

	Reported	Restated	Reported	Restated

Balance Sheet Data:
Cash and Cash Equivalents	$13,599	$6,795	$11,403	$4,976
Accounts Receivable and Notes Receivable, net	52,498	42,209	58,957	50,123
Inventories	58,254	49,138	54,220	45,360

Total Current Assets	124,351	98,142	124,580	100,459
Property Plant and Equipment	794,380	708,998	796,766	713,128
Accumulated Depreciation	(259,544)	(207,810)	(230,283)	(181,609)
Investment in Joint Ventures	—	53,741	—	52,635
Notes Receivable, net	1,197	190	1,299	174
Goodwill	40,290	40,290	41,088	41,088
Other Assets	11,404	12,804	9,902	11,448

Total Assets	$712,078	$706,355	$743,352	$737,323

Note Payable	$25,257	$25,257	$18,630	$18,630
Accounts Payable	29,302	26,178	31,155	27,809
Accrued Liabilities	41,556	39,297	48,204	45,521
Current Portion of Long-term Debt	80	80	80	80

Total Current Liabilities	96,195	90,812	98,069	92,040
Long-term Debt	55,590	55,590	163,670	163,670
Deferred Income Taxes	80,461	80,342	53,781	53,781

Total Liabilities	232,246	226,744	315,520	309,491
Common Stock	184	184	184	184
Capital in Excess of Par Value	14,228	14,228	15,153	15,153
Accumulated Other Comprehensive Losses	(2,061)	(2,282)	(1,063)	(1,063)
Retained Earnings	467,481	467,481	413,558	413,558

Total Stockholders’ Equity	479,832	479,611	427,832	427,832

Total Liabilities and Stockholders’ Equity	$712,078	$706,355	$743,352	$737,323

	For the Years Ended March 31,

	2003		2002		2001

	Reported	Restated	Reported	Restated	Reported	Restated

Cash Flow Data:
Cash Flow from Operating Activities	$120,663	$117,887	$120,643	$117,009	$101,980	$97,405
Cash Flow from Investing Activities	($10,876)	($8,477)	($18,169)	($15,439)	($358,450)	($355,817)
Cash Flow from Financing Activities	($107,591)	($107,591)	($99,818)	($99,818)	$169,047	$169,058

     (C) Property, Plant and Equipment

     Cost by major category and accumulated depreciation are summarized as follows:

	March 31,

	2003	2002

	(Restated-Note B)	(Restated-Note B)
Land and Quarries	$46,891	$45,612
Plants	615,047	619,041
Buildings, Machinery and Equipment	47,060	48,475

	708,998	713,128
Accumulated Depreciation	(207,810)	(181,609)

	$501,188	$531,519

     During the second quarter of Fiscal 2003, the Company closed its Georgetown, Texas quarry and crushing plant. Assets written off during the second quarter as part of the Georgetown closure totaled $2.6 million. Portions of the Georgetown assets will be utilized at other company locations with the remainder to be sold. The Georgetown assets held for sale have been reclassified to other assets and totaled $0.7 million at March 31, 2003. During the first quarter Fiscal 2003, all of the Company’s recycled fiber collection centers were sold.

(D) Indebtedness

Note Payable -

     Note payable balances are set forth below:

	March 31,

	2003	2002

Receivables Securitization Facility	$25,257	$18,630

     The weighted-average interest rate of the note payable borrowings during Fiscal 2003 and 2002 was 1.7% and 4.2%, respectively. The interest rate on note payable debt was 1.3% and 2.0% at March 31, 2003 and 2002, respectively. The amount of accounts receivable pledged under the receivables securitization program at March 31, 2003 and 2002 was $36.9 million and $39.3 million, respectively.

Long-term Debt -

     Long-term debt is set forth below:

	March 31,

	2003	2002

Bank Debt, Due March 2006, Unsecured	$55,000	$163,000
Subordinated Notes, 91/2%, due July 2008, Unsecured	510	510
Property Note, Interest at 7%, Due March 2005, Secured	160	240
Less: Current Maturities	(80)	(80)

	$55,590	$163,670

     The weighted average interest rate of the bank debt borrowings during Fiscal 2003 and 2002 was 3.1% and 5.4%, respectively. The interest rate on the bank debt was 2.3% at March 31, 2003 and 3.7% at March 31, 2002.

     Maturities of long-term debt during the next five fiscal years are: 2004, $80; 2005, $80; 2006, $55,000; 2007, zero; 2008, zero; thereafter, $510.

Credit Facilities -

      On November 10, 2000, the Company’s $35.0 million unsecured revolving credit facility used to finance its working capital and capital expenditures requirements was cancelled and replaced with a new $325.0 million senior revolving credit facility. During the quarter ended June 30, 2001, pursuant to an Amended and Restated Credit Agreement, the credit facility was amended to reduce the facility amount from $325.0 million to $275.0 million and to modify certain financial and other covenants (the “Amended Credit Facility”). During the quarter ended September 30, 2002, the Company again reduced the Amended Credit Facility from $275.0 million to $175.0 million. On March 25, 2003, pursuant to the Second Amended and Restated Credit Agreement, the Amended Credit Facility was amended to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years (the “New Credit Facility”). The principal balance of the New Credit Facility matures on March 25, 2006. At March 31, 2003 and 2002, the Company had $55.0 million outstanding under the New Credit Facility and $163.0 million outstanding under the Amended Credit Facility, respectively. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus -1/2% per annum, plus an agreed margin (ranging from 0 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. At March 31, 2003, $91.2 million of borrowings were available to the Company.

      Also on November 10, 2000, a subsidiary of the Company (the “Debtor Subsidiary”) assumed $100.0 million of 9.5% senior subordinated notes (the “Notes”) with a maturity date of July 15, 2008. Interest payments on the Notes are due on January 15 and July 15. The Notes are redeemable at the option of the Debtor Subsidiary, in whole or in part, at any time after July 15, 2003. Upon the acquisition of the Strategic Assets on November 10, 2000, the Debtor Subsidiary was required to commence a tender offer for the Notes at 101%. On December 20, 2000, $90.0 million in principal amount of the Notes was tendered, leaving $10.0 million outstanding. During the June 30, 2001 quarter, the Debtor Subsidiary commenced another tender offer for the Notes at 108.75%. On June 28, 2001, the Debtor Subsidiary purchased $9.5 million in principal amount of the Notes, leaving $0.5 million outstanding. Prior to the commencement of the second tender offer, the Debtor Subsidiary obtained the necessary consents from a majority of holders of the Notes to eliminate certain covenants and reporting requirements.

      On June 29, 2001, the Company entered into a $50.0 million trade receivable securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The purpose of the

Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The borrowed funds have been used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $25.3 million outstanding under the Receivables Securitization Facility at March 31, 2003.

      The Company was in compliance with all financial ratios and tests at March 31, 2003 and throughout the fiscal year under the Amended Credit Facility, the New Credit Facility, the Notes and the Receivables Securitization Facility.

      The New Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2003, the Company had $8.8 million of letters of credit outstanding.

(E) Income Taxes

      The provision for income taxes includes the following components:

	For the Years Ended March 31,

	2003	2002	2001

Current Provision (Benefit) -
Federal	$0	($1,146)	$7,423
State	259	(90)	2,034

	259	(1,236)	9,457
Deferred Provision -
Federal	26,919	18,949	20,900
State	1,829	2,280	2,477

	28,748	21,229	23,377

Provision for Income Taxes	$29,007	$19,993	$32,834

      The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,

	2003	2002	2001

Earnings Before Income Taxes	$86,613	$59,699	$92,263

Income Taxes at Statutory Rate	$30,315	$20,895	$32,292
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	1,357	1,424	2,932
Statutory Depletion in Excess of Cost	(3,048)	(2,556)	(2,600)
Other	383	230	210

Provision for Income Taxes	$29,007	$19,993	$32,834

Effective Tax Rate	33%	33%	36%

      The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,

	2003	2002	2001

Excess Tax Depreciation and Amortization	$21,253	$39,951	$32,919
Net Operating Loss Carryover	3,757	(14,342)	—
Bad Debts	32	26	(9,364)
Uniform Capitalization	(390)	(259)	(73)
Accrual Changes	3,390	(5,144)	(317)
Other	706	997	212

	$28,748	$21,229	$23,377

      Components of deferred income taxes are as follows:

	March 31,

	2003	2002

Items Giving Rise to Deferred Taxes -
Excess Tax Depreciation and Amortization	$111,934	$90,681
Other	5,084	5,295

	117,018	95,976

Items Giving Rise to Prepaid Taxes - Accrual Changes	(13,499)	(17,149)
Net Operating Loss Carryover	(12,115)	(14,342)
Bad Debts	(10,328)	(10,360)
Uniform Capitalization	(734)	(344)

	(36,676)	(42,195)

Net Deferred Income Tax Liability	$80,342	$53,781

      In Fiscal 2002, deferred taxes of $15.3 million were recast to reflect an adjustment to deferred taxes and goodwill relating to the Strategic Assets Purchase.

      In Fiscal 2003, the Company utilized its regular and alternative minimum tax carryovers from Fiscal 2002. Remaining net operating loss carryovers available for Fiscal 2004 amount to $34.6 million and $4.0 million for regular and alternative minimum tax, respectively. The net operating loss carryovers, if unused, will expire after Fiscal 2022.

(F) Business Segments

      The Company operates in four business segments: Cement, Gypsum Wallboard, Recycled Paperboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being the Company’s principal lines of business. These operations are conducted in the United States and include the mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

      Demand for the Company’s products is derived primarily from residential construction, commercial and industrial construction and public (infrastructure) construction which are highly cyclical and are influenced by prevailing economic conditions including interest rates and availability of public funds. Due to the low value-to-weight ratio of cement, concrete and aggregates, these industries are largely regional and local with demand tied to local economic factors that may fluctuate more widely than those of the nation as a whole.

      As further discussed below, the Company operates four cement plants, ten cement distribution terminals, four gypsum wallboard plants, six gypsum wallboard reload centers, a gypsum wallboard distribution center, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for the Company’s cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

      The Company conducts two out of four of its cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois. For segment reporting purposes, the Company proportionately consolidates its 50% share of the cement joint ventures’ revenues and operating earnings, which, in accordance with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

      The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,

	2003	2002	2001

Revenues -	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Cement	$173,198	$183,154	$178,783
Gypsum Wallboard	212,790	183,500	187,347
Paperboard	92,898	84,293	31,492
Concrete and Aggregates	56,598	57,621	61,101
Other, net	2,632	(745)	3,323

	538,116	507,823	462,046
Less: Intersegment Revenues	(37,112)	(37,130)	(21,269)
Less: Joint Venture Revenues	(71,826)	(75,505)	(73,571)

	$429,178	$395,188	$367,206

Intersegment Revenues -
Cement	$3,505	$5,093	$6,347
Paperboard	32,959	31,461	14,393
Concrete and Aggregates	648	576	529

	$37,112	$37,130	$21,269

	For the Years Ended March 31,

	2003	2002	2001

	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Operating Earnings (Loss) -
Cement	$54,712	$60,659	$60,182
Gypsum Wallboard	27,196	4,643	27,097
Paperboard	17,614	9,977	1,368
Concrete and Aggregates	(268)	4,401	7,554
Other, net	2,632	(745)	3,323

Sub-Total	101,886	78,935	99,524
Corporate General and Administrative	(5,654)	(5,486)	(4,691)

Earnings Before Interest and Income Taxes	96,232	73,449	94,833
Interest Expense, net	(9,619)	(13,750)	(2,570)

Earnings Before Income Taxes	$86,613	$59,699	$92,263

Cement Operating Earnings:
Wholly Owned	$29,631	$33,557	$33,433
Joint Ventures	25,081	27,102	26,749

	$54,712	$60,659	$60,182

Cement Sales Volumes:
Wholly Owned	1,260	1,321	1,309
Joint Ventures	1,101	1,120	1,078

	2,361	2,441	2,387

Identifiable Assets(1) -
Cement	$135,894	$135,705	$139,972
Gypsum Wallboard	322,580	341,724	353,104
Paperboard	193,661	206,607	243,026
Concrete and Aggregates	35,100	39,174	33,233
Corporate and Other	19,120	14,113	19,563

	$706,355	$737,323	$788,898

Capital Expenditures (1) -
Cement	$2,517	$1,694	$3,566
Gypsum Wallboard	3,028	1,197	4,521
Paperboard	4,724	2,745	489
Concrete and Aggregates	1,070	10,604	4,859
Other, net	552	54	182

	$11,891	$16,294	$13,617

	For the Years Ended March 31,

	2003	2002	2001

	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Depreciation, Depletion and Amortization (1) -
Cement	$4,970	$4,828	$4,823
Gypsum Wallboard	15,325	15,070	10,529
Paperboard	7,739	7,921	3,164
Concrete and Aggregates	3,651	3,052	2,924
Other, net	1,481	1,395	35

	$33,166	$32,266	$21,475

(1)- Basis conforms with equity method accounting

      Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the joint ventures, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. The Company accounts for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at March 31, 2003 was $40.3 million and $41.1 million at March 31, 2002. The segment breakdown of goodwill at March 31, 2003 was Gypsum Wallboard ($33.3 million) and Paperboard ($7.0 million) and at March 31, 2002 was Gypsum Wallboard ($33.3 million) and Paperboard ($7.8 million).

      Combined summarized financial information for the two jointly owned operations that are not consolidated is set out below (this information includes the total related joint ventures amounts and not CXP’s 50% interest in those amounts):

	Fiscal Years Ended March 31,

	2003	2002	2001

Revenues	$148,612	$156,670	$154,702
Gross Margin	$55,886	$59,794	$58,596
Earnings Before Income Taxes	$50,162	$54,204	$53,498
Current Assets	$50,360	$46,218
Non-Current Assets	$68,566	$71,110
Current Liabilities	$11,444	$12,058

(G) Commitments and Contingencies -

      The Company, in the ordinary course of business, has various litigation, commitments and contingencies. Management believes that none of the litigation in which it or any subsidiary is involved, if finally determined unfavorably to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

      The Company’s operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. The Company carefully considers the requirements mandated by such laws and regulations and has procedures in place at all of its operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine the Company’s potential liability. Although management is not aware of any exposures which would require an accrual under SFAS No. 5, “Accounting for Contingencies,” there can be no assurance that prior or future operations will not ultimately result in violations, claims or other liabilities associated with these regulations.

      The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2003, the Company had contingent liabilities under these outstanding letters of credit of approximately $8.8 million.

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

      In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company currently has no outstanding guarantees.

      The Company has a contract until October 2015 (subject to the purchaser’s right to shorten the term to October 2010) to supply approximately 35% to 40% of the Lawton, Oklahoma mill’s output of gypsum-grade recycled paperboard to another gypsum wallboard producer.

      The Company has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for the fiscal years 2003, 2002, and 2001 totaled $2.9 million, $3.0 million and $2.5 million, respectively. Minimum annual rental commitments as of March 31, 2003, under noncancellable leases are set forth as follows:

Fiscal Year	Total

(Restated-Note B)
2004	$2,478
2005	$1,742
2006	$1,022
2007	$584
2008	$40
Thereafter	$4,382

(H) Stock Option Plans

      The Company has two stock option plans for certain directors, officers and key employees of the Company: the Centex Construction Products, Inc. Amended and Restated Stock Option Plan (the “1994 Plan”) and the Centex Construction Products, Inc. 200 Stock Option Plan the “2000 Plan”). Although the 1994 Plan and the 2000 Plan provide that option grants may be at less than fair market value at the date of grant, the Company has consistently followed the practice of issuing options at or above fair market value at the date of grant. Under both plans, option periods and exercise dates may vary within a maximum period of 10 years. All option grants have been issued with vesting occurring near the end of the option grants’ 10-year life; however, the option grants may qualify for early vesting, on an annual basis, if certain predetermined performance criteria are met. The Company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than fair market value at the date of grant. A summary of the activity of the stock option plans is presented as follows:

	For the Years Ended March 31,

	2003		2002		2001

	Number		Number		Number
	of	Weighted Average	of	Weighted Average	of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding Options at Beginning of Year	1,069,499	$28.66	1,046,009	$28.77	803,208	$31.72
Granted	142,000	$42.88	109,500	$27.45	393,500	$22.63
Exercised	(244,469)	$22.94	(19,711)	$18.24	(31,330)	$12.79
Cancelled	(27,452)	$30.93	(66,299)	$31.55	(119,369)	$32.55

Outstanding Options at End of Year	939,578	$32.23	1,069,499	$28.66	1,046,009	$28.77

Options Exercisable at End of Year	577,294		548,537		336,994

Weighted Average Fair Value of Options Granted during the Year	$18.85		$14.95		$11.50

      The following table summarizes information about stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of Exercise	Number of Shares	Remaining	Weighted Average	Number of Shares	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$12.00 - $26.97	339,703	7.33years	$23.47	123,285	$22.09
$31.70 - $36.36	477,875	5.80years	$35.38	449,509	$35.57
$39.53 - $44.45	122,000	9.00years	$44.27	4,500	$39.53

	939,578	6.77years	$32.23	577,294	$32.72

      Shares available for future stock option grants were 1,099,350 at March 31, 2003.

(I) Fair Value of Financial Instruments

      The fair values of the Company’s long-term debt, before the interest rate swap, of which 99% has floating rate terms, have been estimated based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values of the Company’s long-term debt approximate fair value.

      All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities.

(J) Agreements with Centex Corporation

      On April 19, 1994 (the “Closing Date”) the Company completed the sale of 11,730,000 shares, or 51%, of its common stock through an Initial Public Offering. Prior to that time, the Company was a wholly owned subsidiary of Centex. On the Closing Date the Company entered into certain agreements with Centex to define the Company’s ongoing relationship with Centex. The major agreements are:

      Indemnification Agreement: The Company and Centex entered into an Indemnification Agreement, pursuant to which the Company and Centex agreed generally to indemnify each other against substantially all liabilities relating to the businesses of the Company and its subsidiaries as they had been and will be conducted, including environmental liabilities.

      Tax Separation Agreement: The Company and Centex entered into a Tax Separation Agreement (the “Tax Agreement”). The Tax Agreement (i) provides for the termination of any existing tax sharing or allocation arrangements between the Company and Centex, (ii) specifies the manner in which the federal income tax liability and certain state tax liabilities (including any subsequent adjustments to such federal and state liabilities) of the consolidated group of which Centex is the common parent (the “Group”) will be allocated for the final year in which the Company is a member of the Group and for any prior tax year of the Group and (iii) specifies the manner in which audits or administrative or judicial proceedings relating to federal income taxes and certain state taxes of the Group will be controlled.

      Administrative Services: Centex Service Company (“CSC”), a subsidiary of Centex, provides the Company with employee benefit administration, public/investor relations and certain other services. The Administrative Services Agreement is renewable annually with the administrative fee determined on an annual basis. The Company paid CSC an administrative fee of $0.2 million in Fiscal 2003, 2002 and 2001, respectively. In addition, the Company reimburses CSC for its out-of-pocket expenses incurred in connection with the performance of such services.

(K) Acquisitions -

      On November 10, 2000, the Company and a wholly owned subsidiary (together, the “Purchasers”) entered into a purchase agreement to acquire certain strategic assets as summarized below (collectively, the “Strategic Assets”):

(1)	A 1.1 billion square foot gypsum wallboard plant located in Duke, Oklahoma;

(2)	A short line railroad and railcars linking the Duke plant to adjacent railroads;

(3)	A 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; and

(4)	A 50,000 ton-per-year Commerce City (Denver), Colorado paper mill.

      Pursuant to the purchase agreement, the Purchasers paid aggregate consideration consisting of (1) $338.2 million in cash, plus (2) the assumption by the subsidiary of $100.0 million of 9.5% senior subordinated notes due in 2008. In exchange for this consideration, the subsidiary acquired the assets described above and a $24.3 million net secured note receivable, which was collected during Fiscal 2002.

      The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The results of operations of the Strategic Assets since November 10, 2000 are included in the Company’s financial statements. The fair value of tangible assets purchased, goodwill (prior to the adoption of SFAS 142, amortized over a 20-year period) and other intangible assets is as follows:

Cash Consideration Paid -
CXP Cash	$150,000
Bank Borrowings	188,200

338,200
CXP Transaction Costs	4,000

Total Cash Consideration	342,200
Subordinated Debt Assumed	100,000
Liabilities Assumed	24,358
466,558
Fair Value of Property, Plant, Equipment, Inventory, Receivables, Other Miscellaneous Assets and Applicable Deferred Taxes	(423,039)

Goodwill and Other Intangible Assets	$43,519

      The unaudited pro forma results for the fiscal year ended March 31, 2001 assume that the acquisition was completed on April 1, 2000:

For the Year Ended
March 31, 2001

Revenues (Restated - Note B)	$446,459
Net Earnings	$44,975
Earnings per Dilutive Share	$2.43

      The pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense, goodwill amortization and interest expense on new bank borrowings and debt assumed. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at April 1, 2000 or of future results of operations of the consolidated entities.

(L) Pension and Profit Sharing Plans

      The Company has several defined benefit and defined contribution retirement plans which together cover substantially all of its employees. The Company is not a party to any multi-employer pension plan. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment. The Company’s funding policy is to generally contribute amounts that are deductible for income tax purposes.

      The following table provides a reconciliation of the defined benefit plan obligations and fair value of plan assets over the two-year period ended March 31, 2003 and a statement of the funded status as of March 31, 2003 and 2002:

	2003	2002

	(Restated-Note B)	(Restated-Note B)
Reconciliation of Benefit Obligations
Benefit Obligation at April 1,	$4,489	$3,951
Service Cost — Benefits Earned During the Period	840	164
Interest Cost on Projected Benefit Obligation	355	288
Actuarial Loss	401	237
Benefits Paid	(200)	(151)

Benefit Obligation at March 31,	5,885	4,489
Reconciliation of Fair Value of Plan Assets
Fair Value of Plan Assets at April 1,	4,300	3,169
Actual Return on Plan Assets	(784)	98
Employer Contributions	386	1,184
Benefits Paid	(200)	(151)

Fair Value of Plans at March 31,	3,702	4,300
Funded Status
Funded Status at March 31,	(2,183)	(188)
Unrecognized Loss from Past Experience Different than that Assumed and Effects of Changes in Assumptions	2,655	1,235
Unrecognized Prior-Service Cost	848	378

Net Amount Recognized	$1,320	$1,425

Amounts Recognized in Financial Position Consist of:
Prepaid Benefit Cost	$0	$431
Accrued Benefit Liability	(2,148)	(268)
Intangible Asset	848	321
Accumulated Other Comprehensive Income	2,620	941

Net Amount Recognized	$1,320	$1,425

      Net periodic pension cost for the fiscal years ended March 31, 2003, 2002 and 2001, included the following components:

	For the Years Ended March 31,

	2003	2002	2001

	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Service Cost — Benefits Earned During the Period	$239	$164	$156
Interest Cost of Projected Benefit Obligation	355	288	268
Expected Return on Plan Assets	(336)	(246)	(319)
Amortization of Transition Asset	101	48	(41)
Amortization of Prior-Service Cost	132	66	73

Net Periodic Pension Cost	$491	$320	$137

      The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	2003	2002	2001

Weighted-Average Discount Rate	6.3%	7.0%	7.5%
Rate of Increase in Future Compensation Levels	3.5%	3.5%	3.5%
Expected Long-term Rate of Return on Assets	8.0%	8.0%	8.0%

      The Company had at March 31, 2003 a minimum pension liability of $3.5 million related to the accumulated benefit obligation in excess of the fair value of the plan assets.

      The Company also provides a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a seven-year period. Costs relating to the employer discretionary contributions for the Company’s defined contribution plan totaled $1.9 million, $1.3 million and $1.2 million in fiscal years 2003, 2002 and 2001, respectively.

      In addition, as a part of the November 2000 Strategic Assets purchase, the Company agreed to provide to former employees of the seller, who became employed by the Company as a result of the November 2000 Strategic Asset purchase, benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, the Company made matching contributions to its 401(k) plan totaling $0.1 million, $0.4 million and $0.2 million for these employees during fiscal years 2003, 2002 and 2001, respectively.

(M) Net Interest Expense

      The following components are included in interest expense, net:

	For the Years Ended March 31,

	2003	2002	2001

	(Restated-Note B)	(Restated-Note B)	(Restated-Note B)
Interest (Income)	($36)	($2,419)	($6,476)
Interest Expense	8,247	14,918	8,766
Other Expenses	1,408	1,251	280

Interest Expense, net	$9,619	$13,750	$2,570

      Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the assumed subordinated debt, the New Credit Facility, the Receivables Securitization Facility and commitment fees based on the unused portion of the New Credit Facility and Amended Credit Facility. Included in interest expense for Fiscal 2003 is $0.9 million of costs resulting from the early termination of one of the Company’s interest rate swaps and the partial termination of the remaining interest rate swap related to the reduction of the outstanding debt levels. Other expenses include amortization of debt issue costs, the New Credit Facility costs and the amended Credit Facility costs.

(N) Hedging Activities

      The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

      On July 19, 2001, the Company entered into two interest rate swap agreements, designated as cash flow hedges, with two banks for a total notional amount of $100.0 million. These agreements expire on August 30, 2003. The swap agreements can be matched against $100.0 million of variable-rate LIBOR indexed debt principal and will effectively fix the Company’s interest rate on that debt at 4.493%, plus the applicable margin on the Company’s debt. On November 22, 2002, the Company terminated one of its interest rate swap agreements with a notional amount of $25.0 million. As a result, the Company paid $0.6 million to the bank counter party for a release of all obligations under the transaction. On February 28, 2003, the Company terminated $20.0 million of the remaining $75.0 interest rate swap agreement at a cost of $0.3 million. Additionally, the Company paid down the portions of the debt that was associated with the $25.0 million interest rate swap and the $20.0 million termination of the remaining $75.0 million interest rate swap. Since the Company has no intentions of increasing the amounts outstanding under the debt, the amount recorded in Accumulated Other Comprehensive Losses was reclassified to earnings during the fiscal year. During the fiscal year ended March 31, 2003, the swap agreements resulted in approximately $2.7 million of additional interest expense. As of March 31, 2003, the fair value of the swap agreement was a liability of approximately $0.9 million, $0.6 million net of tax. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on the Company’s results of operations for the year ended March 31, 2003.

(O) Quarterly Results (unaudited)

	Quarterly Results
	March 31,

	2003	2002

	(dollars in thousands, except per share data)
First Quarter -
Revenues - (Restated-Note B)	$109,568	$97,312
Earnings Before Income Taxes	$25,161	$8,142
Net Earnings	$16,735	$5,455
Diluted Earnings Per Share	$0.90	$0.30
Second Quarter -
Revenues - (Restated-Note B)	$116,077	$108,876
Earnings Before Income Taxes	$24,218	$17,921
Net Earnings	$16,107	$11,880
Diluted Earnings Per Share	$0.87	$0.64
Third Quarter -
Revenues - (Restated-Note B)	$101,880	$93,029
Earnings Before Income Taxes	$23,122	$17,427
Net Earnings	$15,378	$11,590
Diluted Earnings Per Share	$0.83	$0.63
Fourth Quarter -
Revenues - (Restated-Note B)	$101,653	$95,971
Earnings Before Income Taxes	$14,112	$16,209
Net Earnings	$9,386	$10,781
Diluted Earnings Per Share	$0.51	$0.58

Report of Independent Auditors

The Board of Directors and Stockholders of
Centex Construction Products, Inc.:

      We have audited the accompanying consolidated balance sheets of Centex Construction Products, Inc. and subsidiaries (the “Company”) as of March 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flow for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Construction Products, Inc. and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note A to the consolidated financial statements, in fiscal year 2002, the Company changed its method of accounting for goodwill and other intangible assets. As discussed in Note B to the consolidated financial statements, the accompanying financial statements for the years ended March 31, 2003, 2002 and 2001 have been restated.

/s/ ERNST & YOUNG LLP

Dallas, Texas,
May 9, 2003

Texas Lehigh Cement Company LP

Statement of Operations
For the Year Ended December 31, 2002

Sales	$88,448,870
Cost of goods sold	53,063,213

Gross margin	35,385,657
Selling, general, and administrative expenses	3,788,942

Operating income	31,596,715
Interest and other income	386,892

Net income	$31,983,607

See accompanying notes.

Texas Lehigh Cement Company LP

Balance Sheet—December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$1,845,296
Receivables:
Trade accounts receivable, net of allowance for doubtful accounts and discounts of $555,327	10,506,726
Notes receivable	2,121,366

12,628,092
Inventories:
Cement	2,722,506
Raw materials and materials-in-process	1,439,374
Parts and supplies	7,312,782

11,474,662
Other current assets	564,143

Total current assets	26,512,193

Property, plant, and equipment:
Land, including quarry	3,755,765
Cement plant	99,872,496
Mobile equipment and other	4,593,089
Construction-in-progress	697,894

108,919,244
Less accumulated depreciation and depletion	(70,408,924)

38,510,320
Long-term notes receivable	2,536,522
Other assets	446,329

Total assets	$68,005,364

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$3,209,637
Accrued liabilities	3,711,164
Due to affiliates	393,862

Total liabilities	7,314,663

Commitments and contingencies
Partners’ capital:
TLCC LP LLC	30,284,660
Lehigh Portland Investments, LLC	30,284,659
TLCC GP LLC	60,691
Lehigh Portland Holdings, LLC	60,691

Total partners’ capital	60,690,701

Total liabilities and partners’ capital	$68,005,364

See accompanying notes.

Texas Lehigh Cement Company LP

Statement of Changes in Partners’ Capital
For the Year Ended December 31, 2002

		Lehigh		Lehigh
	TLCC	Portland	TLCC	Portland
	LP	Investments,	GP	Holdings,
	LLC	LLC	LLC	LLC	Total

Balance at December 31, 2001	$31,540,340	$31,540,340	$63,207	$63,207	$63,207,094
Net income for the year	15,959,820	15,959,819	31,984	31,984	31,983,607
Distribution of earnings	(17,215,500)	(17,215,500)	(34,500)	(34,500)	(34,500,000)

Balance at December 31, 2002	$30,284,660	$30,284,659	$60,691	$60,691	$60,690,701

See accompanying notes.

Texas Lehigh Cement Company LP

Statement of Cash Flows
For the Year ended December 31, 2002

Operating Activities
Net income	$31,983,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	4,595,783
Gain on sale of equipment	(25,504)
Decrease in trade accounts receivable	910,152
Increase in notes receivable	(1,520,404)
Increase in inventories	(1,532,839)
Increase in other current assets	(222,724)
Increase in other assets	(99,992)
Increase in accounts payable	508,884
Increase in accrued liabilities and due to affiliates	165,841

Net cash provided by operating activities	34,762,804

Investing Activities
Additions to property, plant, and equipment	(1,310,997)
Proceeds from sale of equipment	70,055

Net cash used in investing activities	(1,240,942)

Financing Activities
Distributions of earnings	(34,500,000)

Net cash used in financing activities	(34,500,000)

Net decrease in cash and cash equivalents	(978,138)
Cash and cash equivalents at beginning of year	2,823,434

Cash and cash equivalents at end of year	$1,845,296

See accompanying notes.

Texas Lehigh Cement Company LP

Notes to Financial Statements
December 31, 2002

1. Organization

Texas Lehigh Cement Company (the Company), a Texas general partnership, was formed June 27, 1986 to operate a cement plant near Austin, Texas. The Company was a fifty-fifty joint venture between Texas Cement Company (TCC), a wholly owned subsidiary of Centex Construction Products (CXP), and Lehigh Portland Cement Company (Lehigh). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a .1% interest to a general partner, TLCC GP LLC and Lehigh Portland Holdings, LLC, and a 49.9% interest to a limited partner, TLCC LP LLC and Lehigh Portland Investments, LLC. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company”.

TCC’s initial capital contribution consisted of a cement plant and related real property located in Buda, Texas; four distribution terminals; various operating agreements, licenses, and excavation rights; and net working capital as specified in the joint venture agreement. Lehigh’s initial capital contribution consisted of a distribution terminal and related operating agreements, licenses, inventory, and cash.

2. Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. The carrying amount approximates fair value due to the short maturity of those investments.

Trade Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts that is based on factors affecting the credit risk of customers, as well as historical trends and other information. The Company continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral.

Inventories

Inventories are valued at the lower of average cost or market. Cement and materials-in-process include materials, labor, and manufacturing overhead.

2. Significant Accounting Policies (continued)

Notes Receivable

The Company has three notes receivable with customers totaling $4,657,888 at December 31, 2002. The first and second notes accrue interest at LIBOR (1.38% at December 31, 2002) plus 3% and mature in 2007 and 2004, respectively. The third note accrues interest at 9%, with any past due principal and interest accruing interest at 18%. This note is currently past due. The amounts of the individual notes at December 31, 2002 are $2,374,991, $2,249,207, and $33,690, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The Company’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the books, and any gain or loss is recorded in interest and other income on the statement of operations. The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2002, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Depreciation and Depletion

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which are as follows:

Cement plant	5 to 30 years
Mobile equipment and other	2 to 10 years

Depletion is provided using the units-of-production method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

Revenue from the sale of cement is recognized upon shipment to customers.

Concentration of Risk

One customer accounted for 13.8% of the cement sales for 2002 and 46.8% of the trade and notes receivable at December 31, 2002.

Federal Income Taxes

No federal or state income taxes are payable by the Company, and none have been provided for in the accompanying financial statements. The partners are to include their respective share of Company income or loss in their individual tax returns.

The Company’s tax return and the amount of allocable Company income or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Company income or losses, the tax liability of the partners could be changed accordingly. No such examination is presently in process.

Shipping and Handling Fees and Costs

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company classifies its freight revenue and costs as sales and cost of goods sold, respectively. Approximately $3,292,000 was classified as both sales and costs in 2002.

New Accounting Standard

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002. SFAS No. 146 had no impact on the Company’s financial statements.

3. Related-Party Transactions

The Company recorded sales to affiliates of $17,762,005 in 2002, of which approximately $1,139,738 is included in trade accounts receivable at December 31, 2002. The Company also purchased $786,264 of cement from Lehigh in 2002. The Company accrued $97,571 for purchased cement received but not been paid for at December 31, 2002.

The Company reimburses CXP for certain expenses paid by CXP on the Company’s behalf. Total payments made to CXP for reimbursement of expenses were $1,734,572 during 2002. At December 31, 2002, the Company accrued $296,291 for the reimbursement of expenses paid by CXP.

4. Purchased Cement

The Company purchases small amounts of cement for resale. Sales were approximately $8,940,748, and cost of sales was approximately $7,485,223 for 2002.

5. Retirement Plans

The Company provides a profit sharing plan and a noncontributory defined benefit pension plan covering substantially all employees and providing specified benefits to qualified employees.

The Company matches employees’ 401(k) contributions up to 4% of employees’ salaries. The Company’s contributions to the profit sharing plan were approximately $245,000 in 2002.

The defined benefit pension plan assets approximate the plan benefit obligations. The benefit obligation for the defined benefit plan was $1.6 million at December 31, 2002. The amount of pension expense charged to cost of goods sold was approximately $180,000 in 2002. Payments under this plan amounted to $284,000 in 2002.

6. Commitments and Contingencies

The Company is involved in certain legal actions arising in the ordinary course of its business. Management is of the opinion that all outstanding litigation will be resolved without material effect to the financial position or results of operations of the Company.

Report of Independent Auditors

The Management Committee
Texas Lehigh Cement Company LP

We have audited the accompanying balance sheet of Texas Lehigh Cement Company LP (a Texas limited partnership) as of December 31, 2002 and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ERNST & YOUNG LLP

Dallas, Texas,
January 17, 2003

Texas Lehigh Cement Company LP

Statements of Operations
For the Years Ended December 31, 2001 and 2000

	2001	2000

SALES	$83,824,693	$85,998,813
COST OF GOODS SOLD	(47,575,470)	(47,530,973)

Gross income	36,249,223	38,467,840
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(3,449,627)	(3,461,191)

Operating income	32,799,596	35,006,649
INTEREST AND OTHER INCOME	2,683,917	2,908,329

NET INCOME	$35,483,513	$37,914,978

The accompanying notes are an integral part of these financial statements.

Texas Lehigh Cement Company LP

Balance Sheets — December 31, 2001 and 2000

ASSETS	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$2,823,434	$2,973,984
Receivables-
Trade accounts, net of allowance for doubtful accounts and discounts of $619,376 and $587,342 in 2001 and 2000, respectively	11,416,878	11,823,694
Current notes receivable	762,493	3,471,106

	12,179,371	15,294,800
Inventories-
Cement	2,127,569	2,415,212
Raw Materials and materials-in-process	1,185,528	1,020,986
Parts and supplies	6,628,726	6,572,714

	9,941,823	10,008,912
Other current assets	341,419	349,705

Total current assets	25,286,047	28,627,401

PROPERTY, PLANT AND EQUIPMENT:
Land, including quarry	3,845,665	3,845,665
Cement plant	99,262,445	98,431,781
Mobile equipment and other	4,583,382	4,575,682
Construction-in-progress	91,808	116,236

	107,783,300	106,969,364
Less — Accumulated depreciation and depletion	(65,943,643)	(61,403,025)

	41,839,657	45,566,339
LONG-TERM NOTES RECEIVABLE	2,374,991	2,874,995
OTHER ASSETS	346,337	183,580

Total assets	$69,847,032	$77,252,315

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$2,925,469	$3,568,842
Accrued Liabilities	3,584,767	3,797,654
Due to affiliates	129,702	162,238

Total liabilities	6,639,938	7,528,734

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
TLCC LP LLC	31,540,340	34,792,067
TLCC GP LLC	63,207	69,724
Lehigh Portland Investments, LLC	31,540,340	34,792,066
Lehigh Portland Holdings, LLC	63,207	69,724

Total partners’ capital	63,207,094	69,723,581

Total liabilities and partners’ capital	$69,847,032	$77,252,315

The accompanying notes are an integral part of these financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2001 and 2000

	Texas	Lehigh		Lehigh		Lehigh
	Cement	Portland	TLCC	Portland		Portland
	Company	Cement	LP	Investments,	TLC	Holdings,
		Company	LLC	LLC	GP LLC	LLC	Total

BALANCE, December 31, 1999	$33,154,301	$33,154,302	$—	$—	$—	$—	$66,308,603
Net Income through September 30, 2000	13,654,578	13,654,577	—	—	—	—	27,309,155
Distribution through September 30, 2000	(12,500,000)	(12,500,000)	—	—	—	—	(25,000,000)

BALANCE, September 30, 2000	34,308,879	34,308,879	—	—	—	—	68,617,758
Limited Partnership formation	(34,308,879)	(34,308,879)	34,240,261	34,240,261	68,618	68,618	—
Net income from October 1 through December 31, 2000	—	—	5,292,306	5,292,305	10,606	10,606	10,605,823
Distributions from October 1 through December 31, 2000	—	—	(4,740,500)	(4,740,500)	(9,500)	(9,500)	(9,500,000)

BALANCE, December 31, 2000	—	—	34,792,067	34,792,066	69,724	69,724	69,723,581
Net income for the year	—	—	17,706,273	17,706,274	35,483	35,483	35,483,513
Distribution of earnings	—	—	(20,958,000)	(20,958,000)	(42,000)	(42,000)	(42,000,000)

BALANCE, December 31, 2001	$—	$—	$31,540,340	$31,540,340	$63,207	$63,207	$63,207,094

The accompanying notes are an integral part of these financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,483,513	$37,914,978
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and depletion	4,596,504	4,422,943
Gain on sale of equipment	(8,482)	(19,382)
Decrease (increase) in trade accounts receivable	406,816	(1,315,605)
Decrease (increase) in notes receivable	3,208,617	(1,682,670)
Decrease (increase) in inventories	67,089	(286,801)
Decrease (increase) in other current assets	8,286	(112,067)
(Increase) decrease in other assets	(162,757)	75,671
(Decrease) increase in accounts payable	(643,373)	290,264
Decrease in accrued liabilities and due to affiliates	(245,423)	(77,053)

Net cash provided by operating activities	42,710,790	39,210,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(869,822)	(3,001,392)
Proceeds from sale of equipment	8,482	19,382

Net cash used in investing activities	(861,340)	(2,982,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions of earnings	(42,000,000)	(34,500,000)

Net cash used in financing activities	(42,000,000)	(34,500,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(150,550)	1,728,268
CASH AND CASH EQUIVALENTS, beginning of year	2,973,984	1,245,716

CASH AND CASH EQUIVALENTS, end of year	$2,823,434	$2,973,984

The accompanying notes are an integral part of these financial statements.

Texas Lehigh Cement Company LP

Notes to Financial Statements
December 31, 2001 and 2000

1. Organization:

Texas Lehigh Cement Company (the “Company”), a Texas general partnership, was formed June 27, 1986 to operate a cement plant near Austin, Texas. The Company was a fifty-fifty joint venture between Texas Cement Company (TCC), a wholly owned subsidiary of Centex Construction Products (CXP), and Lehigh Portland Cement Company (“Lehigh”). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a .1% interest to a general partner and a 49.9% interest to a limited partner. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company”.

TCC’s initial capital contribution consisted of a cement plant and related real property located in Buda, Texas; four distribution terminals; various operating agreements, licenses, and excavation rights; and net working capital as specified in the joint venture agreement. Lehigh’s initial capital contribution consisted of a distribution terminal and related operating agreements, licenses, inventory, and cash.

2. Significant Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. The carrying amount approximates fair value due to the short maturity of those investments.

Trade Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts that is based on factors affecting the credit risk of customers, as well as historical trends and other information.

Inventories

Inventories are valued at the lower of average cost or market. Cement and materials-in-process include materials, labor, and manufacturing overhead.

Notes Receivable

The Company has two notes receivable with customers totaling $3,137,484 and $6,346,101 at December 31, 2001 and 2000, respectively. The first note accrues interest at LIBOR (1.87% and 6.62% at December 31, 2001 and 2000, respectively) plus 3% and matures in 2007. The second note accrues interest at 9%, with any past due principal and interest accruing interest at 18%. This note matures in 2002. The amounts of the individual notes at December 31, 2001, are $2,874,995 and $262,489, respectively.

Texas Lehigh Cement Company LP

Notes to Financial Statements
December 31, 2001 and 2000

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the books, and any gain or loss is recorded in the statements of operations.

Depreciation and Depletion

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are as follows:

Cement plant	5 to 30 years
Mobile equipment and other	2 to 10 years

Depletion is provided using the units-of-production method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of Risk

One customer accounted for 15.5% and 15.4% of the cement sales for 2001 and 2000, respectively.

Federal Income Taxes

No federal or state income taxes are payable by the Company and none have been provided for in the accompanying financial statements. The partners are to include their respective share of Company income or losses in their individual tax returns.

The Company’s tax return and the amount of allocable Company income or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Company income or losses, the tax liability of the partners could be changed accordingly. No such examination is presently in process.

Texas Lehigh Cement Company LP

Notes to Financial Statements
December 31, 2001 and 2000

Shipping and Handling Fees and Costs

In accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified its freight revenue and costs, previously shown net in the accompanying financial statements, to sales and cost of sales, respectively. Approximately $3,930,000 was reclassified in 2001, and $3,802,000 had been previously reclassified in 2000.

3. Related-Party Transactions:

The Company recorded sales to affiliates of $15,702,893 and $16,329,356 in 2001 and 2000, respectively, of which approximately $1,578,000 and $1,307,000 are included in trade accounts receivable at December 31, 2001 and 2000, respectively. The Company also purchased $969,158 and $1,094,342 of cement from Lehigh in 2001 and 2000, respectively. These transactions were on terms comparable to those extended to third parties.

4. Purchased Cement:

The Company purchases small amounts of cement for resale. Sales were approximately $9,813,000 and $14,346,000 and cost of sales were approximately $8,183,000 and $12,209,000 for 2001 and 2000, respectively. Income on these sales is recognized in interest and other income in the accompanying statements of operations.

5. Retirement Plans:

The Company provides a profit sharing plan and a noncontributory pension plan covering substantially all employees and providing specified benefits to qualified employees. The Company matches employees’ 401(k) contributions up to 4% of employees’ salaries. The Company’s contributions to the benefit plans were approximately $772,316 and $409,000 in 2001 and 2000, respectively.

6. Commitments and Contingencies:

The Company is involved in certain legal actions arising in the ordinary course of its business. Management is of the opinion that all outstanding litigation will be resolved without material effect to the financial position or results of operations of the Company.

Report of Independent Public Accountants

To the Management Committee of
Texas Lehigh Cement Company LP:

We have audited the accompanying balance sheets of Texas Lehigh Cement Company LP (a Texas limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ARTHUR ANDERSEN LLP

Dallas, Texas,
January 24, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ISSUANCE OF TEXAS LEHIGH CEMENT COMPANY LP’S FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE COMPLETION OF TEXAS LEHIGH CEMENT COMPANY LP’S 2002 FINANCIAL STATEMENTS OR THE FILING OF CENTEX CONSTRUCTION PRODUCTS, INC.’S FORM 10-K/A. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

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

     During the fiscal year ended March 31, 2001 and the subsequent interim period through March 23, 2002:

(i)	there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports;

(ii)	none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred; and

(iii)	the Company did not consult with Ernst & Young regarding any of the matters or events described in item 304(a)(2)(i) and (ii) of Regulation S-K.

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

				Number of securities
		Number of securities	Weighted-average	remaining available for
		to be issued upon	exercise price of	future issuance under
		exercise of	outstanding	equity compensation plans
		outstanding options,	options, warrants	[excluding securities
Plan Category	Plan	warrants and rights	and rights	reflected in column(a)]
		(a)	(b)	(c)

Equity compensation plans approved by	1994	939,578	$32.23	99,350
stockholders	2000	0	0	1,000,000
Equity compensation plans not approved by shareholders		0	0	0

Total		939,578	$32.23	1,099,350

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

(3)	Exhibits

The information on exhibits required by this Item 15 is set forth in the Centex Construction Products, Inc. Index to Exhibits appearing on pages 83 of this Report.

b)	Reports on Form 8-K.

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

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 16 is incorporated herein by reference to the information set forth on page 13 in the 2003 Proxy CXP Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

November 24, 2003	/s/STEVEN R. ROWLEY

Steven R. Rowley, Chief Executive Officer

INDEX TO EXHIBITS
CENTEX CONSTRUCTION PRODUCTS, INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form S-8 Registration Statement of the Company (File No. 33-82928)(the “1994 S-8 Registration Statement”), filed on August 16, 1994 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the 1994 S-8 Registration Statement and incorporated herein by reference)

4.1	Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement of the Company (File No. 33-74816) (“Amendment No. 3”), filed on April 4, 1994, and incorporated herein by reference)

4.2*	Second Amended and Restated Credit Agreement dated as of March 25, 2003

10.1	Joint Venture Agreement between Ilce, Inc. (f/k/a Illinois Cement Company, Inc.) and RAAM Limited Partnership dated April 1, 1972, as amended (filed as Exhibit 10.1 to the Form S-1 Registration Statement of the Company (File No. 33-74816), filed on February 4, 1994 and incorporated herein by reference)

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on June 21, 2001 (the “2001 10-K”)

10.2 (a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 (filed as Exhibit 10.2(a) to the 2001 10-K)

10.3	The Centex Construction Products, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-12984) for the quarter ended September 30, 2000, filed on November 13, 2000 and incorporated herein by reference)(1)

10.4	The Centex Construction Products, Inc. 2000 Stock Option Plan (filed as Exhibit 10 to the Form S-8 Registration Statement of the Company (File No. 333-54102) filed on January 22, 2001 and incorporated herein by reference)(1)

10.5	The Centex Construction Products, Inc. Amended and Restated Supplemental Executive Retirement Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 31, 2000 and incorporated herein by reference)(1)

10.6	Indemnification Agreement dated as of April 19, 1994, between the Company and Centex Corporation (“Centex”) (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 1, 1995 (the “1995 Form 10-K”) and incorporated herein by reference)

Exhibit
Number	Description of Exhibits

10.7	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries (filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference)

10.8	Administrative Services Agreement dated as of April 1, 1994, between the Company and Centex Service Company (filed as Exhibit 10.7 to the 1995 Form 10-K and incorporated herein by reference)

10.9	Trademark License Agreement dated as of April 19, 1994, between the Company and Centex (filed as Exhibit 10.8 to the 1995 Form 10-K and incorporated herein by reference)

10.10	Form of Indemnification Agreement between the Company and each of its directors (filed as Exhibit 10.9 to Amendment No. 3 and incorporated herein by reference)(1)

10.11	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission (filed as Exhibit 10.11 to the 2001 10-K)

11*	Earnings (Loss) Per Common and Dilutive Potential Common Share

21*	Subsidiaries of the Company

23.1**	Consent of Independent Auditors — Ernst & Young LLP

23.2**	Information Regarding Consent of Arthur Andersen LLP

31.1**	Certification of the Chief Executive Officer of Centex Construction Products, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer of Centex Construction Products, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer of Centex Construction Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Centex Construction Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with this Annual Report on Form 10-K.
**	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.