Form 10-Q/A
period 2003-06-30
CENTEX CONSTRUCTION PRODUCTS INC
filed 2003-11-26
CIK 918646

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Yes [] No [   ]

Indicate the number of shares outstanding of the registrant’s Common Stock outstanding as of the close of business on August 8, 2003: 18,452,800

Centex Construction Products, Inc. and Subsidiaries
Form 10-Q/A Table of Contents

June 30, 2003

    This Form 10-Q/A of Centex Construction Products, Inc. (the “Company” or “CXP”) for the three months ended June 30, 2003, is being amended to restate the financial statements of the Company to reflect a change in the method of accounting for the Company’s interest in two cement joint ventures. This restatement had no impact on our earnings before income taxes, net earnings, earnings per share or retained earnings. In connection with this restatement, changes have been made to (i) amend Item 1. — Financial Information, (ii) amend Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) amend Item 6. — Exhibits and Reports on Form 8-K to update the certifications of certain executive officers as of the date of this amendment. The amendments to Items 1 and 2 are being made in response to a comment letter received from the Securities and Exchange Commission. See Item 1. — Financial Information — Restatement of Financial Statements and Note (B) to the Consolidated Financial Statements included in Item 1 for a discussion of the restatement of the financial statements referred to above. This Form 10-Q/A is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein (except that exhibits previously filed with the Form 10-Q are not being refiled in this Form 10-Q/A).

			Page

Part I.	FINANCIAL INFORMATION (unaudited)

	Item 1.	Consolidated Financial Statements	1

		Consolidated Statements of Earnings for the Three Months Ended June 30, 2003 and 2002	2

		Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003	3

		Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002	4

		Notes to Consolidated Financial Statements	5-15

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-24

	Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES			25

Centex Construction Products, Inc. and Subsidiaries
Part I. Financial Information

Restatement of Financial Statements

     This Quarterly Report on Form 10-Q/A (the “Quarterly Report”) of Centex Construction Products, Inc. and subsidiaries (“CXP” or the “Company”) reflects a change in our method of accounting for the Company’s interests in two 50%-owned cement joint ventures that operate in Illinois and Texas (the “Joint Ventures”). For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of the Joint Ventures. The Company has restated its consolidated financial statements to reflect a change in the method of accounting for the Joint Ventures from the proportionate consolidation method to the equity method of accounting. The restatement had no impact on our earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company’s statements of earnings include a single line item entitled “Equity in Earnings of Unconsolidated Joint Ventures” which reflects the Company’s 50% interest in the earnings of the Joint Ventures. Similarly, the Company’s balance sheets include a single line item entitled “Investment in Joint Ventures” which reflects the Company’s 50% interest in the net assets of the Joint Ventures.

     This change is being made at the direction of the Securities and Exchange Commission (the “SEC”) in connection with its review of our preliminary proxy statement filed in connection with the proposed spin-off of the Company’s shares held by Centex Corporation and certain related transactions, together with our periodic reports incorporated by reference in the proxy statement.

     The Company is also concurrently filing with the SEC an amendment to its Annual Report on Form 10-K for the year ended March 31, 2003 in order to reflect the use of the equity method of accounting for the Joint Ventures and to restate its financial statements as of the dates and for the periods covered by such report. The restatements had no impact on our earnings before income taxes, net earnings, earnings per share or retained earnings. For convenience of reference, this Quarterly Report is hereby amended and restated in its entirety (other than as to exhibits previously filed with the original Form 10-Q).

     This amended Quarterly Report continues to speak as of the date of the original Quarterly Report and we have not updated the disclosure in this amended Quarterly Report to speak as of a later date.

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

     These unaudited consolidated financial statements should be read in conjunction with the restated consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K/A. As discussed in Note B, to give effect to this change in presentation of the Company’s investment in the two Joint Ventures, the Company is also concurrently filing an amendment on Form 10-K/A to reflect the restatement of its previously filed financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	June 30,

	2003	2002

	(Restated — Note B)	(Restated — Note B)
REVENUES
Cement	$27,923	$28,056
Gypsum Wallboard	62,990	52,042
Paperboard	16,684	14,132
Concrete and Aggregates	16,547	15,085
Other, net	259	253

	124,403	109,568

COSTS AND EXPENSES
Cement	21,245	19,506
Gypsum Wallboard	57,159	42,855
Paperboard	11,009	10,264
Concrete and Aggregates	15,121	13,780
Corporate General and Administrative	1,468	1,402
Interest Expense, net	1,492	2,563

	107,494	90,370

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	4,476	5,963

EARNINGS BEFORE INCOME TAXES	21,385	25,161
Income Taxes	7,162	8,426

NET EARNINGS	$14,223	$16,735

EARNINGS PER SHARE:
Basic	$0.77	$0.91

Diluted	$0.77	$0.90

AVERAGE SHARES OUTSTANDING:
Basic	18,406,710	18,482,708

Diluted	18,508,491	18,660,657

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Centex Construction Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	June 30, 2003	March 31, 2003

	(Restated — Note B)	(Restated — Note B)
ASSETS
Current Assets-
Cash and Cash Equivalents	$8,398	$6,795
Accounts and Notes Receivable, net	51,773	42,209
Inventories	47,218	49,138

Total Current Assets	107,389	98,142

Property, Plant and Equipment -	709,894	708,998
Less: Accumulated Depreciation	(215,092)	(207,810)

Property, Plant & Equipment, net	494,802	501,188
Investment in Joint Ventures	51,668	53,741
Notes Receivable, net	116	190
Goodwill	40,290	40,290
Other Assets	10,985	12,804

	$705,250	$706,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable and Accrued Liabilities	$63,625	$65,475
Note Payable	0	25,257
Current Portion of Long-term Debt	80	80

Total Current Liabilities	63,705	90,812

Long-term Debt	62,090	55,590
Deferred Income Taxes	84,675	80,342
Stockholders’ Equity -
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 18,429,000 and 18,379,558 Shares, respectively	184	184
Capital in Excess of Par Value	15,808	14,228
Accumulated Other Comprehensive Losses	(1,995)	(2,282)
Retained Earnings	480,783	467,481

Total Stockholders’ Equity	494,780	479,611

	$705,250	$706,355

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Three Months Ended	June 30,

	2003	2002

Cash Flows from Operating Activities	(Restated — Note B)	(Restated — Note B)
Net Earnings	$14,223	$16,735
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	8,429	8,291
Deferred Income Tax Provision	4,262	8,390
Equity in Earnings of Unconsolidated Joint Ventures	(4,476)	(5,963)
Distributions From Joint Ventures	6,549	5,950
(Increase) Decrease in Accounts and Notes Receivable	(9,492)	3,439
Decrease (Increase) in Inventories	1,920	(2,650)
Decrease in Accounts Payable and Accrued Liabilities	(3,099)	(6,442)
Decrease in Other, net	316	1,258
Increase in Income Taxes Payable	2,636	0

Net Cash Provided by Operating Activities	21,268	29,008

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(2,114)	(3,981)
Proceeds from Asset Dispositions	740	1,750

Net Cash Used in Investing Activities	(1,374)	(2,231)

Cash Flows from Financing Activities
Addition (Reduction) in Long-term Debt	6,500	(34,500)
(Reduction) Addition to Note Payable	(25,257)	5,744
Dividends Paid to Stockholders	(921)	(918)
Retirement of Common Stock	0	(978)
Proceeds from Stock Option Exercises	1,387	4,711

Net Cash Used in Financing Activities	(18,291)	(25,941)

Net Increase in Cash and Cash Equivalents	1,603	836
Cash and Cash Equivalents at Beginning of Period	6,795	4,976

Cash and Cash Equivalents at End of Period	$8,398	$5,812

See notes to unaudited consolidated financial statements

Centex Construction Products, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2003

(A) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Centex Construction Products, Inc. and its majority-owned subsidiaries (“CXP” or the “Company”) after elimination of intercompany balances and transactions. CXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through CXP’s subsidiaries. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method of accounting. The Equity in Earnings of Unconsolidated Joint Ventures has been presented in conformity with the Company’s period end. See Note B.

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

(B) RESTATEMENT OF FINANCIAL STATEMENTS

     For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of its 50% owned cement joint ventures. The Company has restated its financial statements to reflect a change in the method of accounting for the joint ventures from the proportionate consolidation method to the equity method of accounting. The restatement had no effect on the Company’s earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company’s statements of earnings include a single line item entitled “Equity in Earnings of Unconsolidated Joint Ventures” which reflects the Company’s 50% interest in the results of operations of the joint ventures. Similarly, the Company’s balance sheets include a single line item entitled “Investment in Joint Ventures” which reflects the Company’s 50% interest in the net assets of the joint ventures. Consolidated financial statements and related financial information for all periods presented have been restated to reflect the current accounting for the interests in the joint ventures. The Company is also concurrently filing an amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003 in order to reflect the use of the equity method of accounting for the joint ventures and to restate its financial statements as of the dates and for the periods covered by such report. These restatements had no effect on the Company’s earnings before income taxes, net earnings, earnings per share or retained earnings.

     The Company’s consolidated balance sheets as of June 30, 2003 and March 31, 2003, the statements of earnings for the three months ended June 30, 2003 and 2002, and related financial information have been restated as follows:

	For The Three Months Ended		For The Three Months Ended
	June 30, 2003		June 30, 2002

	Reported	Restated	Reported	Restated

	(dollars in thousands)
Statements of Operations Data:
Cement Revenues	$48,471	$27,923	$48,091	$28,056
Cement Costs and Expenses	$37,438	$21,245	$33,678	$19,506
Other, net	$374	$259	$343	$253
Interest Expense	$1,486	$1,492	$2,554	$2,563
Total Revenues	$144,089	$124,403	$128,775	$109,568
Total Costs and Expenses	$122,704	$107,494	$103,614	$90,370
Equity in Earnings of Unconsolidated Joint Ventures	—	$4,476	—	$5,963

The following amounts were unchanged as a result of the restatement:
Earnings Before Income Taxes	$21,385	$21,385	$25,161	$25,161
Net Earnings	$14,223	$14,223	$16,735	$16,735
Diluted Earnings Per Share	$0.77	$0.77	$0.90	$0.90

	June 30, 2003		March 31, 2003

	Reported	Restated	Reported	Restated

	(dollars in thousands)
Balance Sheet Data:
Cash and Cash Equivalents	$11,542	$8,398	$13,599	$6,795
Accounts Receivable and Notes Receivable, net	62,221	51,773	52,498	42,209
Inventories	54,894	47,218	58,254	49,138

Total Current Assets	128,657	107,389	124,351	98,142
Property Plant and Equipment	795,901	709,894	794,380	708,998
Accumulated Depreciation	(267,011)	(215,092)	(259,544)	(207,810)
Investment in Joint Ventures	—	51,668	—	53,741
Notes Receivable, net	929	116	1,197	190
Goodwill	40,290	40,290	40,290	40,290
Other Assets	12,374	10,985	11,404	12,804

Total Assets	$711,140	$705,250	$712,078	$706,355

Note Payable	$0	$0	$25,257	$25,257
Accounts Payable	29,888	26,623	29,302	26,178
Accrued Liabilities	39,287	37,002	41,556	39,297
Current Portion of Long-term Debt	80	80	80	80

Total Current Liabilities	69,255	63,705	96,195	90,812
Long-term Debt	62,090	62,090	55,590	55,590
Deferred Income Taxes	84,794	84,675	80,461	80,342

Total Liabilities	216,139	210,470	232,246	226,744
Common Stock	184	184	184	184
Capital in Excess of Par Value	15,808	15,808	14,228	14,228
Unamortized Value of Restricted Stock	—	—	—	—
Accumulated Other Comprehensive Losses	(1,774)	(1,995)	(2,061)	(2,282)
Retained Earnings	480,783	480,783	467,481	467,481

Total Stockholders’ Equity	495,001	494,780	479,832	$479,611

Total Liabilities and Stockholders’ Equity	$711,140	$705,250	$712,078	$706,355

	For the Three Months Ended		For the Three Months Ended
	June 30, 2003		June 30, 2002

	Reported	Restated	Reported	Restated

CASH FLOW DATA:
Cash Flow from Operating Activities	$21,638	$21,268	$29,069	$29,008
Cash Flow from Investing Activities	($2,747)	($1,374)	($2,757)	($2,231)
Cash Flow from Financing Activities	($18,291)	($18,291)	($25,941)	($25,941)

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

	For the Three Months Ended
	June 30,

	(dollars in thousands)
	2003	2002

Net Earnings
As reported	$14,223	$16,735
Deduct fair value of stock-based employee compensation, net of tax	(139)	(323)

Pro forma	$14,084	$16,412
Basic Earnings Per Share
As reported	$0.77	$0.91
Pro forma	$0.77	$0.89
Diluted Earnings Per Share
As reported	$0.77	$0.90
Pro forma	$0.76	$0.88

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Losses	Total

	(dollars in thousands)
Balance March 31, 2002	$184	$15,153	$413,558	($1,063)	$427,832
Net Earnings	0	0	57,606	0	57,606
Stock Option Exercises	2	5,678	0	0	5,680
Tax Benefit-Stock Option Exercise	0	1,530	0	0	1,530
Dividends To Stockholders	0	0	(3,683)	0	(3,683)
Unrealized Gain on Hedging Instruments	0	0	0	484	484
Accrued Pension Benefit Liability	0	0	0	(1,703)	(1,703)
Retirement of Common Stock	(2)	(8,133)	0	0	(8,135)

Balance March 31, 2003	184	14,228	467,481	(2,282)	479,611
Net Earnings	0	0	14,223	0	14,223
Stock Option Exercises	0	1,387	0	0	1,387
Tax Benefit-Stock Option Exercises	0	193	0	0	193
Dividends To Stockholders	0	0	(921)	0	(921)
Unrealized Gain on Hedging Instruments	0	0	0	287	287

Balance June 30, 2003	$184	$15,808	$480,783	($1,995)	$494,780

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

(F) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	June 30, 2003	March 31, 2003

	(dollars in thousands)
	(Restated — Note B)	(Restated — Note B)
Raw Materials and Material-in-Progress	$14,293	$13,970
Finished Cement	3,468	4,507
Gypsum Wallboard	6,550	5,520
Paperboard	4,671	4,819
Aggregates	2,524	3,021
Repair Parts and Supplies	15,291	16,668
Fuel and Coal	421	633

	$47,218	$49,138

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

     As further discussed below, the Company operates four cement plants, ten cement distribution terminals, four gypsum wallboard plants, six gypsum wallboard reload centers, a gypsum wallboard distribution center, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for the Company's cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

     The Company conducts two out of four of its cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. For segment reporting purposes, the Company proportionately consolidates its 50% share of the cement joint ventures’ revenues and operating income which, in accordance with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

     The following table sets forth certain business segment information:

	For The Three Months Ended
	June 30,

	2003	2002

	(Restated — Note B)	(Restated — Note B)

	(dollars in thousands)
Revenues (External and Intersegment):
Cement	$49,413	$48,817
Gypsum Wallboard	62,990	52,042
Paperboard	28,088	21,410
Concrete and Aggregates	16,813	15,235
Other, net	259	253
Less: Intersegment Revenues	(12,647)	(8,346)
Less: Joint Venture Revenues	(20,513)	(19,843)

	$124,403	$109,568

Intersegment Revenues:
Cement	$977	$918
Paperboard	11,404	7,278
Concrete and Aggregates	266	150

	$12,647	$8,346

Intersegment Sales Volumes:	(tons in thousands)
Cement	16	14
Paperboard	25	17
Concrete and Aggregates	48	33

Cement Sales Volumes:	(tons in thousands)
Wholly Owned	363	358
Joint Ventures	303	287

	666	645
Operating Earnings (Loss):	(dollars in thousands)
Cement	$11,154	$14,512
Gypsum Wallboard	5,831	9,187
Paperboard	5,675	3,869
Concrete and Aggregates	1,426	1,305
Other, net	259	253

Sub-Total	24,345	29,126
Corporate General and Administrative	(1,468)	(1,402)

Earnings Before Interest and Income Taxes	22,877	27,724
Interest Expense, net	(1,492)	(2,563)

Earnings Before Income Taxes	$21,385	$25,161

Cement Operating Earnings:	(dollars in thousands)
Wholly Owned	$6,678	$8,549
Joint Ventures	4,476	5,963

	$11,154	$14,512

     Total assets by segment are as follows:

	June 30, 2003	March 31, 2003

	(dollars in thousands)
	(Restated — Note B)	(Restated — Note B)
Cement(1)	$135,985	$135,894
Gypsum Wallboard	323,619	322,580
Paperboard	191,119	193,661
Concrete and Aggregates	36,717	35,100
Corporate and Other	17,810	19,120

	$705,250	$706,355

(1) Basis conform with equity method of accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the joint ventures, represent revenues less direct operating expenses, segment depreciation, and $6.5 million and $6.0 million of segment selling, general and administrative expenses for the three months ended June 30, 2003 and 2002, respectively. Intersegment sales are recorded at prices which approximate market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at June 30, 2003 and March 31, 2003 was $40.3 million. The breakdown of segment goodwill was Gypsum Wallboard at $33.3 million and Paperboard at $7.0 million.

     Combined summarized financial information for the two jointly owned operations that are not consolidated is set out below (this information includes the total related joint ventures amounts and not CXP’s 50% interest in those amounts):

	For the Three Months Ended
	June 30,

	2003	2002

	(dollars in thousands)
Revenues	$40,726	$39,384
Gross Margins	$10,588	$13,267
Earnings Before Income Taxes	$8,952	$11,926

	June 30,	March 31,
	2003	2003

	(dollars in thousands)
Current Assets	$45,122	$50,360
Non-Current Assets	$69,992	$68,566
Current Liabilities	$11,179	$11,446

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

     As of June 30, 2003, the Company has a cumulative comprehensive loss of $1,703,000, net of income taxes of $918,000, in connection with recognizing an additional minimum pension liability. The Company also recorded a cumulative comprehensive loss of $292,000, net of income taxes of $158,000, in connection with its interest rate swaps. See Note (L) of this report.

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

     A majority of the Company’s revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, and announced increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on the Company’s business, financial condition and results of operations. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. See Item2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Forward Looking Statements.”

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

(K) NET INTEREST EXPENSE

     The following components are included in interest expense, net:

	Three Months Ended
	June 30,

	2003	2002

	(dollars in thousands)
	(Restated — Note B)	(Restated — Note B)
Interest (Income)	$(2)	$(8)
Interest Expense	1,017	2,213
Other Expenses	477	358

Interest Expense, net	$1,492	$2,563

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

(O) SUBSEQUENT EVENTS

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

     The agreement with Centex provides that the spin-off of CXP may only be accomplished on a tax-free basis. The Company has been advised by Centex that it has received from the Internal Revenue Service (“IRS”) a private letter-ruling request confirming that the spin-off would receive tax-free treatment. Under the terms of the agreement with Centex, approximately 77% of the shares of common stock of CXP currently held by Centex would be recapitalized into a newly established Class B Common Stock which would be identical in all respects to CXP’s existing common stock except that the new Class B Common Stock would be entitled as a class to elect at least 85% of the Company’s Board of Directors. Upon completion of the recapitalization, the Class B Common Shares and the remaining CXP common stock owned by Centex would be distributed by Centex to the Centex shareholders. After the completion of the spin-off, the Class B Common Stock will represent approximately 50% of the total CXP shares outstanding. As noted earlier, the agreement also provides that immediately prior to the spin-off, CXP would pay a special one-time cash dividend to all of its stockholders (including Centex) of $6.00 per share. Such dividend would only be paid in conjunction with the spin-off and will likely be funded in large part through borrowings made by the Company. The Company’s total debt balance at June 30, 2003 was $62.2 million.

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

(P) RECLASSIFICATIONS

     Certain fiscal 2003 balances were reclassified to conform with the fiscal 2004 presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Unless otherwise noted, all references to our quarterly results for the three ended June 30, 2003 and 2002 in Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” refer to our restated results for such period.

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

     The Company conducts two out of four of its cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. CXP owns a 50% interest in each joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Results of Operations information presented below, the Company proportionately consolidates its 50% share of the cement joint ventures’ revenues and operating earnings, which, consistent with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note H of this report for additional segment information.

Results of Operations

     CXP reported a 15% decline in net earnings as a result of decreased Cement and Gypsum Wallboard operating earnings, partially offset by increased Paperboard operating earnings and lower interest expense. CXP’s net earnings of $14,223,000 for the first quarter this year were down 15% from $16,735,000 for the same quarter last year. Revenues for the first quarter of fiscal 2004 were $124,403,000, up 14% from revenues of $109,568,000 for the same quarter last year. The increase in revenues was due mostly to higher Gypsum Wallboard and Paperboard sales volume. Diluted earnings per share for this fiscal year’s first quarter of $0.77 were down 15% from $0.90 per share for the same quarter in fiscal 2003.

     The following table compares sales volume, average unit sales prices and unit operating margins for the Company’s segments operations (see Note H):

	Cement (Ton)						Gypsum Wallboard (MSF)				Paperboard (Ton)				Concrete (Cubic Yard)				Aggregates (Ton)

	2003			2002			2003		2002		2003		2002		2003		2002		2003		2002

Quarter Ended June 30
Sales Volume (M) Average Net Sales price (2) Operating Margin (23	$ $	666 66.56 16.74	(1)	$ $	645 67.88 22.49	(1)	$ $	586 82.72 9.95	$ $	454 92.53 20.24	$ $	67 410.15 84.70	$ $	56 379.68 69.09	$ $	209 52.97 6.09	$ $	175 54.88 6.63	$ $	1,059 5.23 0.15	$ $	1,244 4.19 0.12

(1)	Total of wholly owned and proportionately consolidated 50% interest of joint ventures cement sales volume.
(2)	As historically reported. Does not include freight and delivery costs billed to customers.
(3)	Operating margins represents operating earnings as reported in Note H divided by sales volume.

     Cement revenues for the current quarter totaled $49,413,000, up 1% from $48,817,000 for the same quarter in the prior year. Operating earnings for the current quarter were $11,154,000, a 23% decrease from $14,512,000 for the same quarter last year. Higher manufacturing costs accounted for the majority of the quarterly operating earnings decline. Sales volume of 666,000 tons for the quarter was 3% above sales volume of 645,000 tons for the same quarter last year due to increased sales volume in CXP’s western California and Illinois markets. Purchased cement sales volume of 32,100 tons for this year’s first quarter was 9% above the same period last year. Demand continues to be strong in all of the Company’s cement markets and the Company expects fiscal 2004 to be another “sold out” year. Total U.S. Portland cement shipments of 29.2 million metric tons through April 2003 were 4% lower than the prior year’s same period. Cement imports through March 2003 were 4.1 million metric tons, 15% below last year’s same period. The average cement net sales price for the first quarter this fiscal year was $66.56 per ton, 2% lower than $67.88 per ton for the quarter ended June 30, 2002, due to lower sales prices in the Texas and northern California markets. Cost of sales of $49.82 per ton for the quarter increased 10% over the prior year’s first quarter due to higher maintenance costs, the timing of scheduled kiln outages and increased power cost.

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

     Paperboard reported revenues of $28,088,000 and an operating profit of $5,675,000 for the first quarter of fiscal 2004, up 31% and 47%, respectively, compared to revenues of $21,410,000 and an operating profit of $3,869,000 for last year’s first quarter. The revenue and earnings gain resulted from increased sales volume and higher sales prices. The average net sales price of $410.15 per ton for the quarter was up 8% from $379.68 per ton for last year’s first quarter. Paperboard sales volume was 67,000 tons, an increase of 20% compared to 56,000 tons in last year’s first quarter. Cost of sales of $325.45 per ton increased 5% from last year’s first quarter due to increased energy and chemicals costs, partially offset by the positive volume impact on fixed costs.

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

     Net interest expense of $1,492,000 for the first quarter of fiscal 2004 declined from net interest expense of $2,563,000 for last year’s first quarter due to lower debt balances and reduced borrowing costs.

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

     On March 25, 2003, pursuant to the Second Amended and Restated Credit Agreement, the First Amended Credit Facility (the “Amended Credit Facility”) was amended to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years (the “Current Credit Facility”). The principal balance of the Current Credit Facility matures on March 25, 2006. At June 30, 2003 and March 31, 2003, the Company had $61.5 million and $55.0 million outstanding under the Current Credit Facility, respectively. The borrowings under the Current Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Current Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 100 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of EBITDA to total funded debt; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 0 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Current Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had $87.8 million and $91.2 million of borrowings available at June 30, 2003 and March 31, 2003, respectively.

     On June 29, 2001, the Company entered into a $50 million trade receivable securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly-owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The borrowed funds are used to pay down borrowings under the Current Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company paid off the Receivables Securitization Facility on June 27, 2003, and did not renew the facility for the third year.

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

     Based on its financial condition at June 30, 2003, CXP believes that its internally generated cash flow coupled with funds available under the Credit Facility will enable the Company to provide adequately for its current operations, dividends and future growth. Prior to the spin-off the Company anticipates entering into a New Credit Facility to be utilized for the payment of the special dividend (approximately $112 million). The Company was in compliance at June 30, 2003 and during the quarter ended June 30, 2003 with all the terms and covenants of its credit agreements.

     Working capital at June 30, 2003 was $43.7 million compared to $7.3 million at March 31, 2003. The increase resulted from the $25.3 million payoff of the Receivables Securitization Facility, a $9.5 million increase in accounts receivable and a $1.6 million increase in cash, partially offset by a $1.9 million decrease in inventories.

     Cash and cash equivalents increased $1.6 million from March 31, 2003 to $8.4 million at June 30, 2003. The net cash provided by or used in the operating, investing, and financing activities for the three months ended June 30, 2003 and 2002 is summarized as follows:

	For The Three Months Ended June 30,

	2003	2002

	(dollars in thousands)
	(Restated — Note B)	(Restated — Note B)
Net Cash Provided by (Used In):
Operating Activities	$21,268	$29,008
Investing Activities	(1,374)	(2,231)
Financing Activities	(18,291)	(25,941)

Net Increase in Cash	$1,603	$836

     Cash provided by operating activities of $21.3 million for the first three months of fiscal 2004 decreased $7.7 million from last fiscal year’s three month period due to a $2.5 million decrease in net earnings, a $3.9 million decrease in deferred tax liability and depreciation, a $0.6 million increase in joint venture cash distribution and a $3.3 million decrease in net working capital. Cash used for investing activities of $1.4 million was $0.9 million below last year’s three month period. Cash used in financing activities for the three months was $18.3 million compared to $25.9 million provided last year due to $10.0 million less debt payments, netted against $2.3 million less in net proceeds from stock option exercises and common stock repurchases.

     During the quarter, total debt was reduced by $18.7 million from $80.9 million at March 31, 2003 to $62.2 million at June 30, 2003. Debt-to-capitalization at June 30, 2003 was 11.2%, down from 14.4% at March 31, 2003.

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares for repurchase since the Company became publicly held in April 1994. There are approximately 519,900 shares remaining under the Company’s current repurchase authorization. The Company repurchased no shares during the three months ended June 30, 2003. At June 30, 2003 Centex Corporation owned approximately 64.9% of the outstanding shares of the Company’s common stock. Under the terms of the distribution agreement entered into by the Company in connection with the spin-off, until the payment of the special one-time cash dividend, the Company has agreed not to repurchase any of the shares of its common stock except to offset exercises of employee stock options. See Note (O) of this report.

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in Note (L) - “Commitments and Contingencies,” while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. As of April 1, 2003, the Company adopted FIN 45 and it did not have a material effect on its consolidated financial statements.

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

CENTEX CONSTRUCTION PRODUCTS, INC.

Registrant

	By:	/s/ STEVEN R. ROWLEY

November 24, 2003		Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

/s/ ARTHUR R. ZUNKER, JR.

November 24, 2003		Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)