Form 10-Q
period 2003-12-31
EAGLE MATERIALS INC
filed 2004-02-13
CIK 918646

United States

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

December 31, 2003
or

[   ] TRANSITION REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _______ to _______

Commission File Number 1-12984

Eagle Materials Inc.

A Delaware Corporation

IRS Employer Identification No. 75-2520779
2728 N. Harwood
Dallas, Texas 75201
(214) 981-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [✓] No [  ]

As of February 6, 2004, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	9,601,945
Class B Common Stock, $.01 Par Value	9,219,969

Eagle Materials Inc. and Subsidiaries
Form 10-Q Table of Contents

December 31, 2003

Page

Part I. FINANCIAL INFORMATION (unaudited)
Item 1. Consolidated Financial Statements	1
Consolidated Statements of Earnings for the Three Months Ended December 31, 2003 and 2002	2
Consolidated Statements of Earnings for the Nine Months Ended December 31, 2003 and 2002	3
Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003	4
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-16
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	16-25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25-26
Item 4. Controls and Procedures	26
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	27-28
SIGNATURES	29

Eagle Materials Inc. and Subsidiaries
Part I. Financial Information

     On January 30, 2004, Centex Corporation (“Centex”) completed the distribution to its stockholders, on a tax-free basis, of all of the shares of common stock of Eagle Materials Inc. (formerly known as Centex Construction Products, Inc.) (the “Company” or “EXP”) held by Centex. Immediately prior to the distribution, the Company reclassified 9,220,000 of the shares of common stock held by Centex into a new class of common stock, par value $.01 per share ("Class B Common Stock") having the right to elect at least 85% of the directors of the Company. The shares of common stock distributed by Centex to its stockholders consisted of (i) 9,220,000 shares of Class B Common Stock and (ii) 2,742,304 shares of our Common Stock, par value $.01 per share ("Common Stock").

     As a result of this distribution, the Company is no longer affiliated with Centex. In addition, on January 30, 2004, the Company changed its name to Eagle Materials Inc. and effective February 2, 2004, its existing class of Common Stock began trading on the New York Stock Exchange under the symbol “EXP” and its new Class B Common Stock began trading under the symbol “EXP.B”.

     This Quarterly Report on Form 10-Q (the “Quarterly Report”) of the Company reflects a previously announced change in the method of accounting for the Company’s interests in two 50%-owned cement joint ventures that operate in Illinois and Texas (the “Joint Ventures”). For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of the Joint Ventures. For the quarter ended September 30, 2003, the Company restated its financial statements to reflect a change in the method of accounting for its interests in the Joint Ventures from the proportionate consolidation accounting method to the equity method of accounting. The restatement had no impact on EXP’s earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company’s statements of earnings now includes a single line item entitled “Equity in Earnings of Unconsolidated Joint Ventures” which reflects the Company’s 50% interest in the earnings of the Joint Ventures. Similarly, the Company’s balance sheets now include a single line item entitled “Investments in Joint Ventures” which reflects the Company’s 50% interest in the net assets of the Joint Ventures.

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

     These unaudited consolidated financial statements should be read in conjunction with the restated consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 26, 2003 (the “Form 10-K/A”). As discussed in Note (B), to give effect to this change in presentation of the Company’s investment in the two Joint Ventures, the Company filed an amendment on Form 10-K/A to reflect the restatement of its previously filed financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Three Months Ended	December 31,

	2003	2002

		(Restated-Note B)
REVENUES
Cement	$24,011	$24,032
Gypsum Wallboard	66,924	49,288
Paperboard	14,485	15,562
Concrete and Aggregates	14,962	12,572
Other, net	937	426

	121,319	101,880

COSTS AND EXPENSES
Cement	17,756	16,629
Gypsum Wallboard	57,302	42,594
Paperboard	9,802	10,255
Concrete and Aggregates	13,446	12,267
Corporate General and Administrative	2,053	1,416
Interest Expense, net	692	2,637

	101,051	85,798

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	7,213	7,040

EARNINGS BEFORE INCOME TAXES	27,481	23,122
Income Taxes	9,478	7,744

NET EARNINGS	$18,003	$15,378

EARNINGS PER SHARE:
Basic	$0.96	$0.84

Diluted	$0.95	$0.83

AVERAGE SHARES OUTSTANDING:
Basic	18,670,273	18,370,656

Diluted	18,848,490	18,448,901

CASH DIVIDENDS PER SHARE	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

For the Nine Months Ended	December 31,

	2003	2002

		(Restated-Note B)
REVENUES
Cement	$83,969	$81,596
Gypsum Wallboard	197,275	156,210
Paperboard	47,336	44,296
Concrete and Aggregates	49,812	43,478
Other, net	1,966	1,945

	380,358	327,525

COSTS AND EXPENSES
Cement	61,550	55,381
Gypsum Wallboard	174,834	131,929
Paperboard	31,981	32,367
Concrete and Aggregates	44,244	43,888
Corporate General and Administrative	5,989	4,198
Interest Expense, net	3,139	7,719

	321,737	275,482

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	18,909	20,458

EARNINGS BEFORE INCOME TAXES	77,530	72,501
Income Taxes	26,740	24,281

NET EARNINGS	$50,790	$48,220

EARNINGS PER SHARE:
Basic	18,513,417	18,431,861

Diluted	18,655,265	18,548,292

AVERAGE SHARES OUTSTANDING:
Basic	$2.74	$2.62

Diluted	$2.72	$2.60

CASH DIVIDENDS PER SHARE	$0.15	$0.15

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	December 31,	March 31,
	2003	2003

		(Restated-Note B)
ASSETS
Current Assets -
Cash and Cash Equivalents	$29,376	$6,795
Accounts and Notes Receivable, net	42,460	42,209
Inventories	44,049	49,138

Total Current Assets	115,885	98,142

Property, Plant and Equipment -	713,600	708,998
Less: Accumulated Depreciation	(227,936)	(207,810)

Property, Plant and Equipment, net	485,664	501,188
Investment in Joint Ventures	50,150	53,741
Notes Receivable, net	118	190
Goodwill	40,290	40,290
Other Assets	12,692	12,804

	$704,799	$706,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable and Accrued Liabilities	$64,966	$65,475
Note Payable	0	25,257
Current Portion of Long-term Debt	80	80

Total Current Liabilities	65,046	90,812

Long-term Debt	80	55,590
Deferred Income Taxes	96,001	80,342
Stockholders’ Equity -
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares: Issued and Outstanding 18,798,289 and 18,379,558 Shares, respectively	188	184
Capital in Excess of Par Value	30,351	14,228
Unamortized Value of Restricted Stock	(650)	0
Accumulated Other Comprehensive Losses	(1,703)	(2,282)
Retained Earnings	515,486	467,481

Total Stockholders’ Equity	543,672	479,611

	$704,799	$706,355

See notes to unaudited consolidated financial statements

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

For the Nine Months Ended	December 31,

	2003	2002

		(Restated-Note B)
Cash Flows from Operating Activities
Net Earnings	$50,790	$48,220
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	25,039	25,041
Deferred Income Tax Provision	16,508	21,926
Asset Impairment Charge	0	2,586
Loss on Asset Sale	0	564
Equity in Earnings of Unconsolidated Joint Ventures	(18,909)	(20,458)
Distributions from Joint Ventures	22,500	22,225
(Increase) Decrease in Accounts and Notes Receivable	(179)	12,950
Decrease in Inventories	5,089	920
Decrease in Accounts Payable and Accrued Liabilities	(2,810)	(12,798)
(Increase) Decrease in Other, net	(560)	2,107
Increase in Income Taxes Payable	4,740	1,150

Net Cash Provided by Operating Activities	102,208	104,433

Cash Flows from Investing Activities
Property, Plant and Equipment Additions, net	(9,524)	(9,115)
Proceeds from Asset Dispositions	740	3,414

Net Cash Used in Investing Activities	(8,784)	(5,701)

Cash Flows from Financing Activities
Repayment of Long-term Debt	(55,510)	(87,000)
(Reduction) Addition to Note Payable	(25,257)	4,826
Dividends Paid to Stockholders	(2,785)	(2,765)
Retirement of Common Stock	0	(8,135)
Proceeds from Stock Option Exercises	12,709	5,511

Net Cash Used in Financing Activities	(70,843)	(87,563)

Net Increases in Cash and Cash Equivalents	22,581	11,169
Cash and Cash Equivalents at Beginning of Period	6,795	4,976

Cash and Cash Equivalents at End of Period	$29,376	$16,145

See notes to unaudited consolidated financial statements

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2003

(A) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (“EXP” or the “Company”) after elimination of intercompany balances and transactions. EXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through EXP’s subsidiaries. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method of accounting.

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

(B) RESTATEMENT OF FINANCIAL STATEMENTS

     For many years, the Company proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of its two 50% owned cement joint ventures that operate in Illinois and Texas (the “Joint Ventures”). For the quarter ended September 30, 2003, the Company restated its consolidated financial statements to reflect a change in the method of accounting for the Joint Ventures from the proportionate consolidation method to the equity method of accounting. The restatement had no effect on the Company’s earnings before income taxes, net earnings, earnings per share or retained earnings. Under the equity method of accounting, the Company’s statements of earnings includes a single line item entitled “Equity in Earnings of Unconsolidated Joint Ventures” which reflects the Company’s 50% interest in the results of operations of the Joint Ventures. Similarly, the Company’s balance sheets now includes a single line item entitled “Investment in Joint Ventures” which reflects the Company’s 50% interest in the net assets of the Joint Ventures. Consolidated financial statements and related financial comparative information for prior periods, as well as the Company’s March 31, 2003 balance sheet, have been restated to reflect the current accounting for the interest in the Joint Ventures.

     The Company’s balance sheet as of March 31, 2003 and statements of earnings for the three and nine months ended December 31, 2002 and related financial information have been restated as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2002		December 31, 2002

	Reported	Restated	Reported	Restated

	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Cement Revenues	$42,211	$24,032	$140,860	$81,596
Cement Costs and Expenses	27,802	16,629	94,395	55,381
Other, net	454	426	2,127	1,945
Interest Expense	2,631	2,637	7,694	7,719
Equity in Earnings of Unconsolidated Joint Ventures	—	7,040	—	20,458
Total Revenues	119,089	101,880	383,857	327,525
Total Costs and Expenses	95,967	85,798	311,356	275,482
The following amounts were unchanged as a result of the restatement:
Earnings Before Income Taxes	23,122	23,122	72,501	72,501
Net Earnings	15,378	15,378	48,220	48,220
Diluted Earnings Per Share	$0.83	$0.83	$2.60	$2.60

	March 31, 2003

	Reported	Restated

	(dollars in thousands)
BALANCE SHEET DATA:
Cash and Cash Equivalents	$13,599	$6,795
Accounts and Notes Receivable, net	52,498	42,209
Inventories	58,254	49,138

Total Current Assets	124,351	98,142
Property Plant and Equipment	794,380	708,998
Accumulated Depreciation	(259,544)	(207,810)
Investment in Joint Ventures	—	53,741
Notes Receivable, net	1,197	190
Goodwill	40,290	40,290
Other Assets	11,404	12,804

Total Assets	$712,078	$706,355

Note Payable	$25,257	$25,257
Accounts Payable	29,302	26,178
Accrued Liabilities	41,556	39,297
Current Portion of Long-term Debt	80	80

Total Current Liabilities	96,195	90,812
Long-term Debt	55,590	55,590
Deferred Income Taxes	80,461	80,342

Total Liabilities	232,246	226,744
Common Stock	184	184
Capital in Excess of Par Value	14,228	14,228
Accumulated Other Comprehensive Losses	(2,061)	(2,282)
Retained Earnings	467,481	467,481

Total Stockholders’ Equity	479,832	479,611

Total Liabilities and Stockholders’ Equity	$712,078	$706,355

	For the Nine Months Ended
	December 31, 2002

	Reported	Restated

	(dollars in thousands)
CASH FLOW DATA:
Cash Flow from Operating Activities	$105,546	$104,433
Cash Flow from Investing Activities	($7,619)	($5,701)
Cash Flow from Financing Activities	($87,563)	($87,563)

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

     If the Company had recognized compensation expense for the stock option plans based on the fair value at the grant dates for awards, pro forma net earnings for the three and nine months ended December 31, 2003 and 2002 would be as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

		(dollars in thousands)
Net Earnings:
As reported	$18,003	$15,378	$50,790	$48,220
Deduct fair value of stock-based employee compensation, net of tax	(139)	(323)	(417)	(969)

Pro forma	$17,864	$15,055	$50,373	$47,251

Basic Earnings Per Share:
As reported	$0.96	$0.84	$2.74	$2.62
Pro forma	$0.96	$0.82	$2.72	$2.56
Diluted Earnings Per Share:
As reported	$.095	$0.83	$2.72	$2.60
Pro forma	$0.95	$0.82	$2.70	$2.55

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

			Unamortized		Accumulated
		Capital in	Value of		Other
	Common	Excess of	Restricted	Retained	Comprehensive
	Stock	Par Value	Stock	Earnings	Losses	Total

	(dollars in thousands)
Balance March 31, 2002	$184	$15,153	$0	$413,558	($1,063)	$427,832
Net Earnings	0	0	0	57,606	0	57,606
Stock Option Exercises	2	5,678	0	0	0	5,680
Tax Benefit-Stock Option Exercise	0	1,530	0	0	0	1,530
Dividends To Stockholders	0	0	0	(3,683)	0	(3,683)
Unrealized Loss on Hedging Instruments	0	0	0	0	484	484
Accrued Pension Benefit Liability	0	0	0	0	(1,703)	(1,703)
Retirement of Common Stock	(2)	(8,133)	0	0	0	(8,135)

Balance March 31, 2003	184	14,228	0	467,481	(2,282)	479,611
Net Earnings	0	0	0	50,790	0	50,790
Stock Option Exercises	4	12,705	0	0	0	12,709
Tax Benefit-Stock Option Exercise	0	2,709	0	0	0	2,709
Dividends To Stockholders	0	0	0	(2,785)	0	(2,785)
Issuance of Restricted Stock	0	709	(709)	0	0	0
Amortization of Restricted Stock	0	0	59	0	0	59
Unrealized Loss on Hedging Instruments	0	0	0	0	579	579

Balance December 31, 2003	$188	$30,351	($650)	$515,486	($1,703)	$543,672

(E) STATEMENTS OF CONSOLIDATED CASH FLOWS - SUPPLEMENTAL DISCLOSURES

     Cash payments made for interest were $2.1 million and $7.0 million for the nine months ended December 31, 2003 and 2002, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2003 and 2002 were $3.8 million and $0.47 million, respectively.

(F) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	Unaudited	Audited
	December 31, 2003	March 31, 2003

		(Restated-Note B)
	(dollars in thousands)
Raw Materials and Material-in-Progress	$10,811	$13,970
Finished Cement	3,586	4,507
Gypsum Wallboard	7,706	5,520
Paperboard	1,904	4,819
Aggregates	2,617	3,021
Repair Parts and Supplies	16,799	16,668
Fuel and Coal	626	633

	$44,049	$49,138

(G) EARNINGS PER SHARE

     The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share are computed using the average number of shares of common stock outstanding in each of the three month and nine month periods ended December 31, 2003 and 2002. Diluted earnings per share for the periods ended December 31, 2003 assumes the dilutive impact of 178,217 and 141,848 shares, respectively, of stock options. Diluted earnings per share for the period ended December 31, 2002 assume the dilutive impact of 78,245 and 116,431 shares, respectively, of stock options. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were zero for the three months and 86,000 shares at an average price of $42.85 for the nine months ended December 31, 2003, respectively. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 333,000 shares at an average price of $39.33 and 243,000 shares at an average price of $39.96 for the three months and nine months ended December 31, 2002, respectively. All anti-dilutive options have an expiration date of May 2012.

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

     The Company conducts two of its four cement operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. The Company uses the equity method of accounting to account for its interest in the Joint Ventures. However, for segment reporting purposes, the Company proportionately consolidates its 50% share of the cement Joint Ventures’ revenues and operating income, which, in accordance with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

     The following table sets forth certain business segment information:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

		(Restated-Note B)		(Restated-Note B)
	(dollars in thousands)
Revenues (External, Intersegment and Joint Ventures):
Cement	$44,690	$42,239	$146,443	$141,043
Gypsum Wallboard	66,924	49,288	197,275	156,210
Paperboard	26,570	23,817	83,107	67,368
Concrete and Aggregates	15,208	12,754	50,654	43,971
Other, net	937	426	1,966	1,945
Less: Intersegment Revenues	(13,036)	(9,435)	(39,265)	(26,679)
Less: Joint Venture Revenues	(19,974)	(17,209)	(59,822)	(56,333)

	$121,319	$101,880	$380,358	$327,525

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

		(Restated-Note B)		(Restated-Note B)
	(dollars in thousands)
Intersegment Revenues:
Cement	$705	$998	$2,652	$3,114
Paperboard	12,085	8,255	35,771	23,072
Aggregates	246	182	842	493

	$13,036	$9,435	$39,265	$26,679

Intersegment Sales Volume:
Cement	13	17	45	50
Paperboard	27	17	79	50
Aggregates	43	34	149	98

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

		(Restated-Note B)		(Restated-Note B)
	(dollars in thousands)
Operating Earnings:
Cement	$13,468	$14,443	$41,328	$46,673
Gypsum Wallboard	9,622	6,694	22,441	24,281
Paperboard	4,683	5,307	15,355	11,929
Concrete and Aggregates	1,516	305	5,568	(410)
Other, net	937	426	1,966	1,945

Sub-Total	30,226	27,175	86,658	84,418
Corporate General and Administrative	(2,053)	(1,416)	(5,989)	(4,198)
Interest Expense, net	(692)	(2,637)	(3,139)	(7,719)

Earnings Before Income Texas	$27,481	$23,122	$77,530	$72,501

Cement Operating Earnings:
Wholly Owned	$6,255	$7,403	$22,419	$26,215
Joint Ventures	7,213	7,040	18,909	20,458

	$13,468	$14,443	$41,328	$46,673

Cement Sales Volumes:
Wholly Owned	314	310	1,095	1,047
Joint Ventures	306	266	919	851

	620	576	2,014	1,898

     Total assets by segment are as follows:

	December 31, 2003	March 31, 2003

		(Restated-Note B)
	(dollars in thousands)
Cement (1)	$127,796	$135,894
Gypsum Wallboard	318,520	322,580
Paperboard	186,152	193,661
Concrete and Aggregates	33,561	35,100
Corporate and Other	38,770	19,120

	$704,799	$706,355

(1) Basis conforms with equity method of accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Ventures, represent revenues less direct operating expenses, segment depreciation, and the allocable portion of $19.2 million and $18.7 million of segment selling, general and administrative expenses for the nine months ended December 31, 2003 and 2002, respectively, and $6.2 million for both the three months ended December 31, 2003 and 2002. Intersegment sales are recorded at prices which approximate market prices. Corporate and other assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The increase in corporate and other assets is due to a $22.6 million increase in cash. Goodwill at December 31, 2003 was $40.3 million. The breakdown of segment goodwill at December 31, 2003 was Gypsum Wallboard at $33.3 million and Paperboard at $7.0 million.

     Combined summarized financial information for the two jointly-owned operations that are not consolidated is set out below (this information includes the combined amounts for the Joint Ventures and not EXP’s 50% interest in those amounts):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

	(dollars in thousands)
Revenues	$41,333	$35,593	$124,193	$116,587
Gross Margin	$15,928	$15,595	$42,634	$45,305
Earnings Before Income Taxes	$14,426	$14,080	$37,818	$40,916

	December 31,	March 31,
	2003	2003

	(dollars in thousands)
Current Assets	$45,899	$50,360
Non-Current Assets	$67,043	$68,566
Current Liabilities	$13,318	$11,446

(I)  COMPREHENSIVE INCOME/LOSSES

     A summary of comprehensive income for the three and nine months ended December 31, 2003 and 2002 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

	(dollars in thousands)
Net Earnings	$18,003	$15,378	$50,790	$48,220
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	0	737	579	(81)
Minimum Pension Liability Adjustments	0	0	0	(936)

Comprehensive Income	$18,003	$16,115	$51,369	$47,203

     The unrealized loss on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. The Company’s interest rate swap agreement expired on August 28, 2003 resulting in the reversal of the comprehensive loss recorded at June 30, 2003. The accounting for interest rate swaps and other derivative financial instruments is discussed in Note (L) of this report. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.”

     As of December 31, 2003, the Company has an accumulated other comprehensive loss of $1,703,600, net of income taxes of $917,000, in connection with recognizing an additional minimum pension liability.

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

     A majority of the Company’s revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, and increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on the Company’s business, financial condition and results of operations. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. See Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Forward Looking Statements.”

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

(K)  NET INTEREST EXPENSE

     The following components are included in interest expense, net:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

		(Restated-Note B)		(Restated-Note B)
		(dollars in thousands)
Interest (Income)	($1)	($14)	($7)	($28)
Interest Expense	208	2,303	1,945	6,673
Other Expenses	485	348	1,201	1,074

Interest Expense, net	$692	$2,637	$3,139	$7,719

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

     During the nine months ended December 31, 2003, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This agreement expired on August 28, 2003 and amounts recorded in accumulated other comprehensive losses were reclassified to earnings. The Company currently is not a party to any interest rate swap agreements.

(M)  COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2003, the Company had contingent liabilities under these outstanding letters of credit of approximately $5.7 million.

     The following table compares insurance accruals and payments for the Company’s operations:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

		(Restated-Note B)		(Restated-Note B)
	(dollars in thousands)
Accrual Balance at Beginning Period	$5,104	$4,778	$5,620	$5,239
Insurance Expense Accrued	845	1,574	3,241	3,614
Payments	(618)	(921)	(3,530)	(3,422)

Accrual Balance at End of Period	$5,331	$5,431	$5,331	$5,431

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

(N)  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     Effective April 1, 2003, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-

lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

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

(O)  SPIN-OFF OF EXP

     At a special meeting of stockholders of the Company held on January 8, 2004, the Company’s stockholders approved a proposal to reclassify the Company’s shares of common stock into two classes (Class B Common Stock and Common Stock), which was a condition to the obligation of Centex to consummate the spin-off of all of the Company shares owned by Centex. Also at the Special Meeting, eight other stockholder proposals were approved by the required vote of stockholders including a proposal to change the Company’s name to Eagle Materials Inc.

     On January 30, 2004, the Company completed the reclassification of 9,220,000 of the approximately 12 million shares of the Company’s common stock held by Centex into Class B Common Stock having the right to elect at least 85% of the directors of the Company. Under the terms of the reclassification, the holders of the Company’s existing class of Common Stock will have the right to elect the remaining members of the board. Immediately following the reclassification on January 30, 2004, Centex distributed all of these Class B shares and the remaining shares of the Company’s existing class of Common Stock held by Centex to its stockholders on a tax-free basis. On January 29, 2004, in connection with the spin-off, the Company also paid a special one-time cash dividend of $6.00 per share to the holders of record as of January 13, 2004. The Company used borrowings under its new credit facility to fund most of the special dividend and, consequently, immediately after the spin-off, the Company’s debt was $92 million, resulting in a debt-to-capitalization ratio of approximately 17.4%.

     On January 30, 2004, the Company also changed its name to Eagle Materials Inc. and on February 2, 2004, its existing class of common stock began trading on the NYSE under the symbol “EXP” and its new Class B Common Stock began trading under the symbol “EXP.B”.

(P)  INCREASED DIVIDEND

     On November 5, 2003, the Company’s Board of Directors approved an increase in its annual cash dividend from $0.20 per share to $1.20 per share (representing an increase in the regular quarterly cash dividend from $0.05 to $0.30 per share), effective upon the completion of the spin-off of EXP shares by Centex.

     The dividend increase did not affect the previously announced quarterly cash dividend of $0.05 per share payable on January 6, 2004 to shareholders of record on December 9, 2003. On February 2, 2004, the Board of Directors of EXP declared the first quarterly cash dividend under the new dividend policy of $0.30 per share payable on April 21, 2004 to stockholders of record on March 24, 2004.

(Q)  RECLASSIFICATIONS

     Certain fiscal 2003 balances were reclassified to conform with the fiscal 2004 presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Unless otherwise noted, all references to our results for the three and nine months ended December 31, 2002 in Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” refer to our restated results for such period.

     Information for the quarter and nine months presented reflects the grouping of the Company’s businesses into four segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

     Commercial construction remained at a depressed level. Highway funding is erratic as states continue to address their budget problems. However, national new housing construction and home repair activity remain strong.

     U.S. Cement consumption continues to be strong and through November 2003 was 3% above the same period last calendar year. Strong demand from new housing and residential remodeling resulted in record Gypsum Wallboard consumption for calendar 2003, up over 6% from calendar 2002. Sales volume in all of the Company’s markets were strong as the Company reported increased sales volume in all of its segments for the quarter and nine months ended December 31, 2003.

     The Company conducts two of its cement operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. The Company owns a 50% interest in each joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Results of Operations information presented below, the Company proportionately consolidates its 50% share of the cement Joint Ventures’ revenues and operating earnings, which, consistent with FASB Statement 131, is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (H) of this report for additional segment information.

Results of Operations

     The Company reported a 17% increase in net earnings to $18,003,000 from last year’s quarter of $15,378,000 as a result of increased Gypsum Wallboard, Concrete and Aggregates operating earnings and lower interest expense, partially offset by decreased Cement and Paperboard operating earnings. Diluted earnings per share for this fiscal year’s third quarter of $0.95 were 14% higher than $0.83 for the same quarter in fiscal 2003. For the nine months ended December 31, 2003, the Company’s net earnings of $50,790,000 or $2.72 per diluted share were

5% higher than $48,220,000 or $2.60 per diluted share for the same period last year. Revenues for the third quarter of $121,319,000 increased 19% from $101,880,000 and for the current nine months, increased 16% to $380,358,000 from $327,525,000 for the same period last fiscal year. The increase in revenues for the quarter and nine months was mostly due to higher Gypsum Wallboard and Concrete sales volume.

     The following table compares sales volumes, average unit sales prices and unit operating margins for the Company’s operations:

	Cement		Gypsum Wallboard		Paperboard		Concrete		Aggregates
	(Ton)(1)		(MSF)		(Ton)		(Cubic Yard)		(Ton)

Quarter Ended Dec. 31	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Sales Volume (M)	620	576	599	440	63	55	177	151	1,092	868
Average Net Sales Price (2)	$65.72	$66.77	$86.41	$89.03	$410.77	$428.46	$52.96	$53.68	$5.18	$5.00
Operating Margin (3)	$21.63	$25.07	$16.07	$15.22	$73.84	$95.86	$3.15	$1.21	$0.88	$0.14

	Cement		Gypsum Wallboard		Paperboard		Concrete		Aggregates
	(Ton)(1)		(MSF)		(Ton)		(Cubic Yard)		(Ton)

Nine Months Ended Dec. 31	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Sales Volume (M)	2,014	1,898	1,805	1,385	199	166	610	522	3,426	3,366
Average Net Sales Price (2)	$66.33	$67.62	$84.27	$90.33	$409.50	$404.43	$52.59	$53.92	$5.23	$4.39
Operating Margin (3)	$20.52	$24.58	$12.43	$17.50	$77.29	$71.89	$4.31	$3.31	$0.86	($0.64)

(1)	Total of wholly owned and 50% joint ventures cement sales volume.

(2)	As historically reported. Does not include freight and delivery costs billed to customers.

(3)	Operating margins represent operating income as reported in Note (H) divided by sales volume.

     Cement revenues (both wholly owned and joint ventures) for the third quarter totaled $44,690,000, up 6% from $42,239,000 for the same quarter in the prior year. Operating earnings for the current quarter, which include the equity in earnings of unconsolidated joint ventures of $7.2 million and $7.0 million, respectively, were $13,468,000, a 7% decrease from $14,443,000 for the same quarter last year. Lower net sales prices and increased manufacturing costs, partially offset by higher sales volume accounted for the quarterly operating earnings decline. Sales volume of 620,000 tons for the quarter were 8% above sales volume of 576,000 tons for the same quarter last year due to increased sales volume in the Company’s Texas, Illinois and mountain states markets. Purchased cement sales volume of 74,500 tons was 116% greater than the prior year’s quarter. Demand continues to be strong in all of the Company’s cement markets and the Company expects fiscal 2004 to be another “sold out” year. Total U.S. Portland cement shipments of 99.8 million metric tons through November 2003 were 3% above the prior year’s same period. Cement imports through October 2003 were 19.9 million metric tons, 6% below last year’s same period. The average cement net sales price for the third quarter of this fiscal year was $65.72 per ton, 2% lower than $66.77 per ton for last year’s quarter due to lower sales prices in the Texas and mountain states market. Cost of sales of $44.08 per ton for the quarter increased 6% over the prior year’s third quarter due to increased maintenance and energy costs.

     For the current nine months, Cement revenues were $146,443,000, up 4% from $141,043,000 for the same period a year ago. Operating earnings from Cement for the nine months ended December 31, 2003, were $41,328,000, down 11% from $46,673,000 for the similar period last year. The operating earnings decline resulted primarily from increased cost of sales and lower average sales prices, partially offset by higher sales volume. Cement sales volume of 2,014,000 tons for the current nine months was 6% above sales volume for the nine-month period of fiscal 2003 mainly due to increased sales volume in all of Eagle’s markets. Purchased cement sales volume of 194,600 tons for this year’s nine month period was 34% above last year’s similar period.

Sales price declines in all of EXPS’ markets resulted in average net sales price of $66.33 per ton, down 2% from $67.62 per ton for last year’s nine-month period. Cost of sales increased 6% to $45.81 per ton due to higher maintenance, power, fuel and freight costs.

     Gypsum Wallboard revenues of $66,924,000 for the current quarter were 36% greater than last year’s third quarter revenues of $49,288,000. Operating earnings for the quarter were $9,622,000, 44% greater than operating earnings of $6,694,000 for the same period last year. The earnings gain for the quarter resulted from increased sales volume and lower cost of sales, partially offset by decreased sales prices. Sales volume of 599 million square feet (“MMSF”) for this year’s quarter was 36% greater than 440 MMSF sold during the prior year’s quarter. The Company’s wallboard plants ran at approximately 95% of total capacity during this year’s third quarter. According to the Gypsum Association, national wallboard consumption of 31.7 billion square feet for calendar 2003 was up 6% from last year’s consumption. The Company’s average net sales price for the quarter decreased 3% to $86.41 per thousand square feet (“MSF”) from $89.03 per MSF for the same quarter last year. A 12% price increase was implemented the first week of January 2004, although there can be no assurance that this price increase will hold. Cost of sales of $70.36 per MSF was 5% below last year’s quarter due to the positive impact on fixed costs from the 36% increase in production volume, partially offset by higher natural gas costs.

     For the current nine month period, Gypsum Wallboard revenues were $197,275,000, up 26% from $156,210,000 for the same period a year ago. Operating earnings from Gypsum Wallboard were $22,441,000 for the first nine months of this fiscal year, down 8% from $24,281,000 for last year’s similar period. The operating earnings decline resulted mainly from decreased sales prices, partially offset by increased sales volume. Gypsum Wallboard sales volume for the current nine months increased 30% to 1,805 MMSF from 1,385 MMSF for last year’s nine month period. The average net sales price of $84.27 per MSF for the current nine months was 7% below the prior year’s net sales price of $89.03 per MSF. Cost of sales of $71.84 per MSF for the current nine months was 1% below last year’s nine month period.

     For the quarter ended December 31, 2003, Paperboard reported revenues (both external and internal) of $26,570,000 compared to $23,817,000 for last year and operating earnings of $4,682,000, down 12% from operating earnings of $5,307,000 for last year’s comparable three month period. The revenue gain resulted from increased internal sales volume partially offset by lower sales prices. The average net sales price of $410.77 per ton for the quarter was down 4% from $428.46 per ton for last year’s third quarter. Paperboard sales volume was 63,000 tons, an increase of 15% from 55,000 tons in last year’s third quarter. The majority of the sales volume gain resulted from a 59% increase in sales volume to the Company’s wallboard operations. Cost of sales of $336.93 per ton increased 1% from last year’s third quarter.

     For the nine months ended December 31, 2003, Paperboard reported revenues of $83,107,000 and operating earnings of $15,355,000, up 23% and 29%, respectively, from revenues of $67,368,000 and operating earnings of $11,929,000 for last year’s nine month period. The operating earnings gain resulted from increased sales volume and higher sales prices. Paperboard sales volume of 199,000 tons was up 20% from last year’s sales volume of 166,000 tons mostly due to a 58% increase in sales volume to EXP’s wallboard operations. This year’s average net sales price of $409.50 per ton increased 1% from last year’s average net sales price of $404.43 per ton. Cost of sales of $332.21 per ton was level with last year’s nine months cost of sales.

     Revenues from Concrete and Aggregates were $15,208,000 for the third quarter, up 19% from $12,754,000 for the same quarter a year ago. Concrete and Aggregates reported operating earnings of $1,516,000 for the quarter, up 397% from $305,000 for the third quarter last year. The earnings increase was due to higher Concrete and Aggregates sales volume, increased Aggregates sales prices and lower Concrete and Aggregates cost of sales. Concrete operating earnings of $556,000 increased 206% from last year’s third quarter mainly due to increased sales volume at the Company’s Texas concrete operations. Concrete sales volume for the quarter was 177,000 cubic yards, up 17% from the third quarter last year. The Company’s average Concrete net sales price of $52.96 per cubic yard for the quarter was 1% below $53.68 per cubic yard for the third quarter a year ago due to lower pricing in the Texas market. Cost of sales of $49.81 per cubic yard decreased 5% $52.47 per cubic yard for the third quarter last year due to lower materials cost at the Texas operation. Aggregates operating earnings of $960,000 for the current quarter increased 681% from the prior year’s third quarter due to higher sales volume, increased sales prices and lower cost of sales. The Company’s Aggregates operation reported sales volume of 1,092,000 tons for the quarter, 26% above sales volume of 868,000 tons for the third quarter last year due to increased west coast sales volume. Aggregates net sales price of $5.18 per ton increased 4% from $5.00 per ton for the third quarter last year. Cost of sales decreased 12% to $4.30 per ton due to lower production cost at the Texas operation.

     For the current nine months, Concrete and Aggregates revenues were $50,654,000 and operating earnings were $5,568,000 compared to revenues of $43,971,000 and an operating loss of $410,000 for the same period last year. This year’s earnings gain was due to increased Concrete sales volume, higher Aggregates net sales price and the absence of $2.6 million of costs last year associated with the Georgetown plant closure. Operating earnings for Concrete were up 52% to $2,631,000 compared to $1,727,000 for last year’s similar period. Concrete sales volume of 610,000 cubic yards for this year’s nine month period was 17% greater than 522,000 cubic yards for the same period last year. The average net sales price for Concrete was $52.59 per cubic yard, down 3% from last year’s sales price of $53.92 per cubic yard. Aggregates reported operating income of $2,937,000 for the nine months ended December 31, 2003 compared to an operating loss of $2,137,000 for last year’s nine month period. This year’s sales volume of 3,426,000 tons was 2% greater than 3,366,000 tons for the nine months last year. Last year’s operating loss resulted from the poor performance prior to and costs associated with the closure of the Georgetown plant during last year’s second quarter. The average sales price of Aggregates for the nine months ended December 31, 2003 was $5.23 per ton, up 19% from last year’s sales price of $4.39 per ton due to increased sales prices at the west coast operation and the elimination of low priced Georgetown sales volume.

     Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers earnings, trucking income, asset sales and other miscellaneous income and cost items.

     Corporate general and administrative expenses for the three months and nine months ended December 31, 2003 were $2,053,000 and $5,989,000 compared to $1,416,000 and $4,198,000 for the same periods last year. The increase was primarily the result of higher legal and consulting costs and $581,000 and $1,567,000, respectively, in expenses related to the spin-off.

     Net interest expense of $692,000 and $3,139,000 for the three months and nine months ended December 31, 2003 declined from $2,637,000 and $7,719,000 for last year’s same periods due to lower debt balances and reduced borrowing costs.

     The effective tax rate for fiscal 2004 was increased from 33.5% to 34.5% primarily due to legal, advisory and consultant costs incurred related to the spin-off transaction which are not deductible for tax purposes.

Liquidity and Capital Resources

     The Company funds the growth of its business through the combination of cash flow from operations and bank borrowings. Liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. The Company currently believes that cash on hand, cash provided by operations and funds available under its current bank credit facility should be sufficient to cover working capital needs, capital expenditures, dividends and debt service requirements for the next twelve months. On January 29, 2004, the Company paid a $6.00 special dividend (approximately $112.9 million) funded with $92.0 million of borrowings by the Company under a new bank credit agreement and cash on hand. The Company’s debt-to-capitalization ratio immediately after the spin-off was approximately 17.4%. See Note (O) of this report.

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

     On March 25, 2003, pursuant to the Second Amended and Restated Credit Agreement, the Company amended its then existing credit facility to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years (the “Amended Credit Facility”). The principal balance of the Amended Credit Facility was paid off and it was terminated on December 18, 2003. At March 31, 2003, the Company had $55.0 million outstanding under the Amended Credit Facility.

     On December 18, 2003, the Company entered into a new $250.0 million credit agreement (the “New Credit Facility”). The principal balance of the New Credit Facility matures on December 18, 2006. At December 31, 2003 the Company had no borrowings outstanding under the New Credit Facility. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 125 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus -1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had $244.3 million of borrowings available at December 31, 2003.

     On June 29, 2001, the Company entered into a $50.0 million trade receivable securitization facility (the “Receivables Securitization Facility”), which was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility had a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The purpose of the Receivables Securitization Facility was to obtain financing at an interest rate lower than the New Credit Facility interest rate by pledging accounts receivable. The Receivables Securitization Facility had been fully consolidated on the balance sheet. Subsidiary company receivables were sold on a revolving basis first to the Company and then to a wholly-owned special purpose bankruptcy remote entity of the Company. This entity pledged the receivables as security for advances under the facility. The borrowed funds were used to pay down borrowings under the Amended Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bore interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company was required to adhere to certain financial and other covenants that are similar to those in the Current Credit Facility. The Company paid off the Receivables Securitization Facility on June 27, 2003, and did not renew the facility for the third year.

     The Company used interest rate swaps to mitigate interest rate risk associated with its variable rate debt during the nine months ended December 31, 2003. The Company had previously entered into an interest rate swap agreement which had the effect of converting a total notional amount of $55.0 million of the Company’s debt from a variable rate of interest to a fixed rate of interest. The Company received three month LIBOR and paid a fixed rate of interest under the agreement. The agreement expired on August 30, 2003. The Company currently is not a party to any interest rate swap or other arrangement that provides protection against increases in interest rates, and accordingly expects that it would incur higher interest expense in the event of an increase in the floating rate interest rates applicable to borrowings under the New Credit Facility.

     The Company does not have any other transactions, arrangements or relationships with “special purpose” entities, and the Company does not have any off balance sheet debt. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $25.0 million Letter of Credit Facility. At December 31, 2003, the Company had $5.7 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $3.2 million in performance bonds.

     The Company’s Board of Directors approved an increase in its annual cash dividend from $0.20 per share to $1.20 per share (representing an increase in the regular quarterly cash dividend from $0.05 to $0.30 per share), effective upon the completion of the spin-off of the Company shares by Centex. The annual dividend amount will increase from approximately $3.7 million to approximately $22.7 million. The increased cash dividend will become effective with the first quarterly cash dividend following the spin-off. See Notes (O and P) of this report.

     Based on its financial condition at December 31, 2003, the Company believes that its internally generated cash flow coupled with funds available under the New Credit Facility will enable the Company to provide adequately for its current operations, dividends and future growth. The Company was in compliance at December 31, 2003 and during the quarter and nine months ended December 31, 2003 with all the terms and covenants of its credit agreements.

     Working capital at December 31, 2003 was $50.8 million compared to $7.3 million at March 31, 2003. The increase resulted from the $25.3 million payoff of the Receivables Securitization Facility, a $22.6 million increase in cash plus a $0.5 million decrease in accounts payable and accrued liabilities, partially offset by a $5.1 million decrease in inventories.

     Cash and cash equivalents increased $22.6 million from March 31, 2003 to $29.4 million at December 31, 2003. The net cash provided by or used in the operating, investing, and financing activities for the nine months ended December 31, 2003 and 2002 is summarized as follows:

	For the Nine Months
	Ended December 31,

	2003	2002

	(dollars in thousands)
		(Restated - Note B)
Net Cash Provided by (Used In):
Operating Activities	$102,208	$104,433
Investing Activities	(8,784)	(5,701)
Financing Activities	(70,843)	(87,563)

Net Increase in Cash	$22,581	$11,169

     Cash provided by operating activities of $102.2 million for the nine months of fiscal 2004 decreased $2.2 million from last fiscal year’s nine month period due to a $8.0 million decrease in deferred tax provision and asset impairment charge, partially offset by a $2.0 million increase in cash received from the Joint Ventures, a $2.6 million increase in net earnings and a $0.8 million increase in cash from net working capital. Cash used for investing activities of $8.8 million increased $3.1 million from last year’s nine month period due to $2.7 million higher asset sales proceeds last year and by $0.4 million more in capital expenditures this year. Cash used in financing activities for the nine months was $70.8 million compared to $87.6 million used last year due to $1.4 million less in net debt repayments, netted against $7.2 million additional net proceeds from stock option exercises and $8.1 million of stock repurchases last year.

     During the nine months ended December 31, 2003, total debt was reduced by $80.7 million from $80.9 million at March 31, 2003 to $0.2 million at December 31, 2003.

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares for repurchase since the Company became publicly held in April 1994. There are approximately 519,900 shares remaining under the Company’s current repurchase authorization. The Company repurchased no shares during the nine months ended December 31, 2003. At December 31, 2003 Centex Corporation owned approximately 64.6% of the outstanding shares of the Company’s common stock. Under the terms of the distribution agreement entered into by the Company in connection with the spin-off, until the payment of the special one-time cash dividend, the Company agreed not to repurchase any of the shares of its common stock except to offset exercises of employee stock options. See Note (N) of this report.

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

     Insurance Accruals. The Company has certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others.

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

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123.

SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ended after December 15, 2002. As of March 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to limited life subsidiaries. The implementation of the provisions of SFAS No. 150, which are now effective, did not have an impact on the Company’s results of operations or financial position.

Forward-Looking Statements

     Certain sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

-	levels of construction spending in major markets	-	unfavorable weather conditions during peak construction periods

-	supply/demand structure of cement wallboard, paperboard, concrete and aggregates industries	-	changes in and implementation of environmental and other governmental regulations

-	significant changes in the cost of fuel, energy and other raw materials	-	the ability to successfully identify, complete and efficiently integrate acquisitions

-	availability of raw materials	-	the ability to successfully penetrate new markets

-	the cyclical nature of the Company’s business	-	international events that may disrupt the world economy

-	national and regional economic conditions	-	unexpected operation difficulties

-	interest rates	-	competition from new or existing competitors

-	seasonality of the Company’s operations

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations. The Company has utilized derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. The Company was debt free at December 31, 2003. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     Except as set forth above, there have been no material changes in the Company’s market risk from March 31, 2003. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003 and Note (J) of this report.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as exhibit 2.1 to the current report on Form 8-K/A filed with the Securities Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as exhibit 2.2 to the Company’s current report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1*	Restated Certificate of Incorporation of Centex Construction Products, Inc. (now known as Eagle Materials Inc.)

3.2	Amended and Restated Bylaws of Eagle Materials Inc. filed as Exhibit B to the Registration Statement on Form 8-A filed by Centex Corporation Products (now known as Eagle Materials Inc.) with the Commission on January 9, 2004 and incorporated herein by reference.

4.1*	Credit Agreement dated December 18, 2003 among Centex Construction Products, Inc. (now known as Eagle Materials Inc.), JPMorgan Chase Bank, as the administrative agent, and the Lenders named therein.

4.2	Rights Agreement, dated as of February 2, 2004, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent filed as Exhibit 1 to the Registration Statement on Form 8-A filed by Eagle Materials Inc. with the Commission on February 4, 2004 and incorporated herein by reference.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b)	Reports on Form 8-K

On October 21, 2003, the Company filed with the Commission a current report on Form 8-K in connection with the release of the Company’s earnings for the period ending September 30, 2003.

On November 12, 2003, the Company filed with the Commission a current report on Form 8-K/A reporting (i) the execution of an Amended and Restated Merger Agreement and an Amended and a Restated Distribution Agreement, (ii) the approval by the Board of Directors of a Stockholders’ Rights Plan, and (iii) the announcement of a new dividend policy subject to the completion of the spin-off. On November 14, 2003, the Company filed with the Commission a current report on Form 8-K/A reporting certain restated financial information for periods ending September 30, 2003 and September 30, 2002.

On December 22, 2003, the Company filed with the Commission a current report on Form 8-K reporting the temporary suspension of trading by participants under certain of the Company’s employee benefit plans.

All other items required under Part II are omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

	By:	/s/ STEVEN R. ROWLEY

February 12, 2004		Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

/s/ ARTHUR R. ZUNKER, JR.

February 12, 2004		Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation field as exhibit 2.1 to the current report on Form 8-K/A filed with the Securities Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as exhibit 2.2 to the Company’s current report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1*	Restated Certificate of Incorporation of Centex Construction Products, Inc. (now known as Eagle Materials Inc.)

3.2	Amended and Restated Bylaws of Eagle Materials Inc. filed as Exhibit B to the Registration Statement on Form 8-A filed by Centex Corporation Products (now known as Eagle Materials Inc.) with the Commission on January 9, 2004 and incorporated herein by reference.

4.1*	Credit Agreement dated December 18, 2003 among Centex Construction Products, Inc. (now known as Eagle Materials Inc.), JPMorgan Chase Bank, as the administrative agent, and the Lenders named therein.

4.2	Rights Agreement, dated as of February 2, 2004, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent filed as Exhibit 1 to the Registration Statement on Form 8-A filed by Eagle Materials Inc. with the Commission on February 4, 2004 and incorporated herein by reference.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith