Form 10-K
period 2004-03-31
EAGLE MATERIALS INC
filed 2004-06-14
CIK 918646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended

March 31, 2004
Commission File No. 1-12984

EAGLE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

75-2520779
(I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd, Suite 1100, Dallas, Texas 75219
(Address of principal executive offices)

(214) 432-2000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01 per share)	New York Stock Exchange
Class B Common Stock (par value $.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes. [✓]. No [   ].

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2003 (the last business day of the registrants’ most recently completed second fiscal quarter) was $291.3 million.

As of June 7, 2004, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	9,627,682
Class B Common Stock, $.01 Par Value	8,905,769

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on July 27, 2004 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

General

     Eagle Materials Inc. (“EXP” or the “Company”) (formerly known as Centex Construction Products, Inc.) is a producer of a variety of basic construction products used in residential, industrial, commercial and infrastructure applications. EXP is a holding company and the businesses of the consolidated group are conducted through EXP’s subsidiaries. Unless the context indicates to the contrary, the terms “EXP” and the “Company” as used herein, should be understood to include subsidiaries of EXP and predecessor corporations. The Company produces and sells cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company is incorporated in the state of Delaware.

     EXP’s involvement in the construction products business dates to 1963, when it began construction of its first cement plant. Since that time, the Company’s operations have expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete, gypsum wallboard and recycled paperboard. The Company’s production facilities are located principally in the western half of the U.S. and in certain key southwestern states.

     On January 30, 2004, Centex Corporation (“Centex”) completed the distribution to its stockholders, on a tax-free basis, of all of the shares of common stock of EXP held by Centex (the “spin-off”). Immediately prior to the distribution, the Company reclassified 9,220,000 of the shares of common stock held by Centex into a new class of common stock, par value $.01 per share (“Class B Common Stock”) having the right to elect at least 85% of the directors of the Company. The shares of common stock distributed by Centex to its stockholders consisted of (i) 9,220,000 shares of Class B Common Stock and (ii) 2,742,304 shares of our Common Stock, par value $.01 per share (“Common Stock”). At the time of the distribution, Centex owned approximately 64% of EXP’s stock.

     As a result of this distribution, the Company is no longer affiliated with Centex. In addition, on January 30, 2004, the Company changed its name to Eagle Materials Inc. and effective February 2, 2004, its existing class of Common Stock began trading on the New York Stock Exchange under the symbol “EXP” and its new Class B Common Stock began trading under the symbol “EXP.B”. As of June 7, 2004, 9,627,682 shares of Common Stock and 8,905,769 shares of Class B Common Stock were outstanding.

Industry Segment Information

     The following table presents revenues and earnings before interest and income taxes contributed by each of the Company’s industry segments during the periods indicated. The Company conducts two of its four cement plant operations through joint ventures, Texas Lehigh Cement Company LP, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois. The Company owns a 50% interest in each joint venture and accounts for its interests using the equity method of accounting. However, for segment reporting purposes, the Company proportionately consolidates its 50% share of the cement joint ventures’ revenues and operating earnings, which, in accordance with FASB Statement 131, is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note F of the Notes to the Consolidated Financial Statements on pages 51 - 54.

	For the Fiscal Years Ended March 31,
	2004	2003	2002	2001	2000
	(dollars in millions)
Contribution to Revenues:
Cement	$181.9	$173.2	$183.2	$178.8	$175.4
Gypsum Wallboard	272.9	212.8	183.5	187.3	244.3
Paperboard	112.4	92.9	84.3	31.5	—
Concrete and Aggregates	63.1	56.6	57.6	61.1	55.9
Other, net	2.2	2.6	(0.8)	3.3	(0.1)

Sub-total	632.5	538.1	507.8	462.0	475.5
Less: Intersegment Revenues	(53.6)	(37.1)	(37.1)	(21.3)	(6.3)
Less: Joint Ventures Revenues	(76.3)	(71.8)	(75.5)	(73.5)	(76.7)

Total Net Revenues	$502.6	$429.2	$395.2	$367.2	$392.5

	For the Fiscal Years Ended March 31,
	2004	2003	2002	2001	2000
	(dollars in millions)
Contribution to Operating Earnings:
Cement	$50.5	$54.7	$60.7	$60.2	$54.3
Gypsum Wallboard	35.6	27.2	4.6	27.1	107.6
Paperboard	20.9	17.6	10.0	1.4	—
Concrete and Aggregates	6.0	(0.3)	4.4	7.5	9.3
Other, net	2.2	2.6	(0.8)	3.3	(0.1)

Sub-total	115.2	101.8	78.9	99.5	171.1
Corporate Overhead	(9.3)	(5.6)	(5.5)	(4.7)	(4.7)

Earnings Before Interest and Income Taxes	$105.9	$96.2	$73.4	$94.8	$166.4

     Net revenues (net of joint ventures and intersegment revenues, see Note F of the Notes to the Consolidated Financial Statements) for the past three years from each of the Company’s business segments, expressed as a percentage of total consolidated net revenues were as follows:

	Percentage of Total Net Revenues
	2004	2003	2002
Segment:
Cement	20.4%	22.8%	26.0%
Gypsum Wallboard	54.3%	49.6%	46.4%
Paperboard	12.6%	14.0%	13.4%
Concrete and Aggregates:
Readymix Concrete	8.0%	8.5%	9.5%
Aggregates	4.3%	4.5%	4.9%

Sub-total	12.3%	13.0%	14.4%
Other, net	0.4%	0.6%	(0.2%)

Total Net Revenues	100.0%	100.0%	100.0%

Cement Operations

     Company Operations. The Company’s cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by the Company and 50% by Lehigh Cement Company, a subsidiary of Heidelberg Cement AG. The LaSalle, Illinois plant is owned by Illinois Cement Company, a joint venture owned 50% by the Company and 50% by RAAM Limited Partnership, a partnership controlled by members of the Pritzker family (the “Joint Ventures”). The Company’s Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

     Cement is the basic binding agent for concrete, a primary construction material. The manufacture of portland cement primarily involves the extracting, crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to the consistency of face powder to produce finished cement. Clinker can be produced utilizing either of two basic methods, a “wet” or a “dry” process. In the wet process, the raw materials are mixed with water to take advantage of the greater ease in the handling and mixing of the raw materials. However, additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either preheater plants, in which hot air is recycled from the rotary kiln to preheat materials, or are precalciner plants, in which separate burners are added to accomplish a significant portion of the chemical reaction prior to the introduction of the raw materials into the rotary kiln. As fuel is a major cost component in the production of clinker, most modern cement plants, including all four of the plants operated by the Company, incorporate the more fuel-efficient dry process technology. At present, approximately 80% of the Company’s net clinker capacity is from preheater or preheater/precalciner kiln. The following table sets forth certain information regarding these plants:

					Estimated
					Minimum
	Rated Annual				Limestone
	Clinker Capacity	Manufacturing	Number of	Dedication	Reserves
Location	(M short tons)(1)	Process	Kilns	Date	(Years)
Buda, TX(2)	1,250	Dry – 4 Stage	1	1978	60 (5)
		Preheater
		Flash Calciner		1983
LaSalle, IL(2)	640	Dry – 4 Stage	1	1974	28 (5)
		Preheater
Laramie, WY	670	Dry – 2 Stage	1	1988	28 (6)
		Preheater
		Dry – Long	1	1996
		Dry Kiln
Fernley, NV	515	Dry – Long	1	1964	15 (6)
		Dry Kiln
		Dry – 1 Stage	1	1969
		Preheater

Total–Gross(3)	3,075

Total–Net(3)(4)	2,130

(1)	One short ton equals 2,000 pounds.

(2)	The amounts shown represent 100% of plant capacity and production. Each of these plants is owned by a separate partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partners’ 50% interest in the Buda, Texas and LaSalle, Illinois plants.

(5)	Owned reserves.

(6)	Includes both owned and leased reserves.

     The Company’s net cement production, including its 50% share of the cement Joint Ventures production, totaled 2.39 million tons in Fiscal 2004 and 2.27 million tons in Fiscal 2003. Total net cement sales, including the Company’s 50% share of cement sales from the Joint Ventures, were 2.52 million tons in Fiscal 2004 and 2.36 million tons in Fiscal 2003 as all plants sold all of the product they produced. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important contributor to a plant’s profitability, since incremental sales volumes tend to generate increasing profit margins. During the past two years, the Company purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In Fiscal 2004, 8.7% of the cement sold by the Company was acquired from outside sources, compared to 6.7% in Fiscal 2003.

     Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by the Company and located in close proximity to its plants. The Company believes that the estimated recoverable limestone reserves owned or leased by it will permit each of its plants to operate at its present production capacity for at least 25 years or, in the case of the Company’s Nevada plant, at least 15 years. The Company controls additional limestone reserves for its Nevada market that will be available when needed on an economically feasible basis but may require a new plant to be built in close proximity to these reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or are purchased from outside suppliers.

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

     Sales and Distribution. Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (the “PCA”), the industry’s primary trade organization, the construction sectors that are the major components of cement consumption are (i) public construction, (ii) non-residential buildings, (iii) residential buildings, and (iv) other, which comprised 49%, 17%, 28% and 6%, respectively, of U.S. cement consumption over the last 5 years, from the most recent data available. Public works construction was favorably impacted when the U.S. Congress passed legislation in 1998, known as the Transportation Equity Act for the 21st Century (“TEA-21”). This legislation authorized a total of $218 billion in federal expenditures on highways, bridges and mass transit projects over the six year period beginning in 1998. Various proposals are currently pending in Congress to reauthorize the current six-year Federal Highway Program, TEA-21. The new proposal, called “SAFETEA,” passed by the House and Senate, totals $275.0 billion and $318.0 billion, respectively. Both amounts are higher than the Administration’s $256.0 billion proposal. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. While the impact on the Company of regional construction cycles may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to shifts in the balance between supply and demand. As a consequence, the Company’s cement segment sales and earnings follow a similar cyclical pattern.

     The following table sets forth certain information regarding the geographic area served by each of the Company’s cement plants and the location of the Company’s distribution terminals in each area. The Company has a total of 10 cement storage and distribution terminals that are strategically located to extend the sales areas of its plants.

Plant Location	Principal Geographic Areas	Distribution Terminals
Buda, Texas	Texas and western Louisiana	Corpus Christi, Texas Houston, Texas Orange, Texas Roanoke (Ft. Worth), Texas Waco, Texas

LaSalle, Illinois	Illinois and southern Wisconsin	Hartland, Wisconsin

Laramie, Wyoming	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah Denver, Colorado North Platte, Nebraska

Fernley, Nevada	Northern Nevada and northern California	Sacramento, California

     Cement is distributed directly to customers by common carriers and customer pickups from plants or distribution terminals. The Company transports cement principally by rail to its storage and distribution terminals. Cement is distributed primarily in bulk, but also in paper bags. No single customer accounted for 10% or more of the Company’s cement sales during Fiscal 2004.

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

     According to the PCA, the United States cement industry is comprised of approximately 38 companies which own 104 gray cement plants with approximately 98 million short tons of clinker manufacturing capacity (approximately 103 million short tons of cement manufacturing capacity, assuming a 105% conversion ratio). The top five companies account for nearly 50% of industry capacity with the top ten companies accounting for a 69% concentration ratio. The PCA estimates that total U.S. cement consumption was approximately 124 million short tons in calendar 2003, with approximately 21% of such demand being satisfied by imported cement and clinker. As a result of strong residential construction activity, calendar 2003 consumption was up 4% from calendar 2002. Based on the level of demand, the Company estimates that the cement industry as a whole operated in excess of 91% of its aggregate manufacturing capacity during calendar 2003. The PCA reported that, as of December 2001, approximately 22 plant modernization and expansion projects, including six new cement plants, were announced or are underway. However, numerous projects have been placed on hold because of lengthy environmental permitting processes. It is estimated that over the next 4 years (thru 2008), a maximum of 4 new plants might be built and 10 modernization projects might be completed, adding approximately 12 million short tons of new domestic capacity and increasing existing capacity by 12%. The PCA has predicted total cement consumption will grow to 134 million short tons by 2008, compared with an estimated 124 million short tons of cement consumption in calendar 2003. The Company, however, cannot offer any assurances regarding any near-term or long-term increases in demand. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period. Even if all announced expansions are completed, a capacity deficit would still exist in 2008 if the PCA consumption projections are realized.

     Cement imports into the United States occur primarily to supplement domestic cement production during peak demand periods. Throughout most of the 1980’s, however, competition from low-priced imported cement in the Mississippi river system and most coastal and border areas of the U.S. grew significantly, which included the markets served by the Company’s Fernley, Nevada, La Salle, Illinois and Buda, Texas plants. According to the PCA, the 1980’s were a period of relatively high cement imports. This high level of low-priced imports depressed cement prices. As a result of antidumping petitions filed by a group of domestic cement producers, significant antidumping duty cash deposit requirements have been imposed on cement imported from Mexico since 1990 and from Japan since 1991. The existing antidumping orders have contributed substantially to an improvement in the condition of the U.S. cement industry.

     In the case of imports from Mexico, margins to calculate cash deposit rates and the resulting antidumping duties are subject to annual review by the Department of Commerce and appeal to the U.S. Court of International Trade and the U.S. Court of Appeals or to binational dispute panels under the North American Free Trade Agreement (“NAFTA”).

     Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade (“GATT”) Antidumping Code was superseded on January 1, 1995 by a new antidumping agreement that is administered by the World Trade Organization. As a result of legislation passed by the U.S. Congress in 1994, the Department of Commerce and the ITC conducted “sunset” reviews of antidumping orders during 1999-2000 and determined they should remain in effect for another five years until 2005.

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

     U.S. imports of foreign cement began to increase in the mid-1990’s as the use of cement in the U.S. began to recover. The PCA has estimated that imports represented approximately 21% of cement used in the U.S. during calendar 2003 as compared with approximately 23% in 2002 and 24% in 2001. Unlike the imports during the 1980’s, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. The introduction of low-priced imported cement from new sources could adversely affect the Company’s result of operations.

     Capital Expenditures. Capital expenditures, not including capital expenditures associated with the 50% owned cement Joint Ventures, during Fiscal 2004 amounted to $1.8 million for the Company’s wholly owned cement operations compared with $2.5 million and $1.7 million in Fiscal 2003 and 2002, respectively. Capital outlays in Fiscal 2005 are estimated to be approximately $8.9 million. The increase is due primarily to a limestone crusher relocation and the construction of a cement storage silo totaling approximately $5.8 million. Approximately 13% of the estimated Fiscal 2005 total is related to compliance with environmental regulations.

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

     Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency or EPA has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. Final action implementing the 2002 announcement is expected to occur in Fiscal 2005.

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

     A second industry environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. The Company currently crushes spent refractory brick (which does not contain chromium) and uses it as raw feed in the kiln.

     A third industry environmental issue involves the potential regulation of greenhouse gasses from cement plants. Carbon dioxide is a greenhouse gas many scientists and others believe contributes to the warming of the Earth’s atmosphere. Although no restrictions have yet been imposed under federal laws, it is possible that cement plants may be targeted because of the large amounts of carbon dioxide generated during the manufacturing process. Any imposition of raw materials or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry.

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

Gypsum Wallboard Operations

     Company Operations. The Company owns and operates four gypsum wallboard manufacturing facilities, one located in Albuquerque and another in nearby Bernalillo, New Mexico, one located in Gypsum (near Vail), Colorado and one located in Duke, Oklahoma. The Company mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and institutional construction. These panel products have aesthetic as well as sound-dampening and fire-retarding characteristics.

     The Albuquerque plant was acquired in 1985, and was operated until early 1991. Following the start-up of the new Bernalillo plant in the spring of 1990, the Company elected to suspend operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993, due to improvements in wallboard demand and prices. The Gypsum, Colorado gypsum wallboard plant and accompanying electric power cogeneration facility were purchased in February 1997. The plant originally commenced production in early 1990 and had been operated by an independent producer until its acquisition by EXP. The Duke, Oklahoma plant was acquired in November 2000. The plant commenced production in 1964 and has operated continuously since then. In 1999, a second line was added that expanded the plant’s annual capacity to 1.2 billion square feet. The Company believes that the Duke plant is the second largest single gypsum wallboard plant in North America.

     The following table sets forth certain information regarding these plants:

	Rated Annual Gypsum	Estimated Minimum Gypsum
Location	Wallboard Capacity (MMSF)(1)	Rock Reserves (years)
Albuquerque, New Mexico	370	80	(2)(3)
Bernalillo, New Mexico	510	80	(2)(3)
Gypsum, Colorado	660	30	(4)
Duke, Oklahoma	1,220	15	(4)(5)

Total	2,760

(1)	Million Square Feet (“MMSF”)

(2)	The same reserves serve both New Mexico plants

(3)	Leased reserves.

(4)	Includes both owned and leased reserves.

(5)	Additional reserves available.

     The Company’s gypsum wallboard production totaled 2,496 MMSF in Fiscal 2004 and 1,956 MMSF in Fiscal 2003. Total gypsum wallboard sales were 2,437 MMSF in Fiscal 2004 and 1,933 MMSF in Fiscal 2003. Total wallboard production as a percentage of rated capacity was 90% in Fiscal 2004 and 72% in Fiscal 2003 due to the Company operating at industry average capacity utilization in Fiscal 2004 combined with increased wallboard demand.

     Raw Materials and Fuel Supplies. The Company mines and extracts natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by the Company and located near its plants. The Company does not use synthetic gypsum. The New Mexico, Colorado and Oklahoma mines and quarries are estimated to contain approximately 49 million tons, 19 million tons and 15 million tons, respectively, of gypsum reserves. There are two leases covering the New Mexico reserves. One is with the Pueblo of Zia and the other is with the State of New Mexico. The term of the Zia lease continues for so long as gypsum is produced in paying quantities, as defined therein. The term of the State lease continues for so long as the royalties paid under the lease exceed a certain amount. We do not anticipate any problems in continuing to extend the term of these leases for the foreseeable future. Other gypsum deposits are located in the immediate area of the Duke, Oklahoma plant and may be obtained at reasonable costs when needed. Based on its current production capacity, the Company estimates that the life of its existing gypsum rock reserves is a minimum of 80 years in New Mexico, 30 years in Colorado and 15 years in Oklahoma.

     Prior to November 2000, the Company purchased paper used in manufacturing gypsum wallboard from third-party suppliers. The Company now manufactures almost all of the paper needed for its gypsum wallboard production.

     The Company’s gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for its gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in October 2004 for Colorado, March 2005 for New Mexico, and October 2004 for Oklahoma. If the agreements are not renewed, the Company expects to be able to obtain its gas supplies from other suppliers at competitive prices. Electrical power is supplied to the Company’s New Mexico plants at standard industrial rates by a local utility. The Company’s Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently the cogeneration power facility supplies only the power needs of the gypsum wallboard plant and does not sell any power to third parties. Power at the Duke, Oklahoma plant is supplied by a local electric cooperative under a contract, which expires in January 2005. Gas costs increased significantly in Fiscal 2004 and are likely to increase further during Fiscal 2005. If they remain at the current high level, or continue to increase, they are expected to negatively impact Fiscal 2005 gypsum wallboard manufacturing cost and operating earnings.

     Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other activities such as exports and temporary construction, which the Company estimates accounted for approximately 47%, 35%, 12% and 6%, respectively, of calendar 2003 industry sales. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment have partially mitigated the impact of fluctuations in overall levels of new construction.

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

     The Company estimates that the size of the total residential repair and remodel market grew to a record $130 billion in calendar 2003, up 4% from calendar 2002. Although data on commercial repair and remodel activity is not readily available, the Company believes that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefited from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

     The Company sells gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, home center chains and other customers located throughout the United States. Two customers with multiple shipping locations accounted for approximately 13% and 10%, respectively, of the Company’s total gypsum wallboard sales during Fiscal 2004. The loss of either of these customers could have a material adverse effect on the Company and its subsidiaries taken as a whole.

     During Fiscal 2004, the principal states in which the Company had gypsum wallboard sales were Texas, Colorado, Arizona, California and New Mexico. Prior to Fiscal 2001, a large portion of the Company’s gypsum wallboard sales were made in the southeastern United States, with significant sales in Florida. However, due to a dramatic increase in new capacity in the eastern portion of the United States and falling prices, the Company has focused the distribution of its gypsum wallboard in the southwestern and western areas of the United States.

     Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to different regional areas where demand is strong. The Company owns or leases 241 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, the Company maintains a distribution center in Albuquerque, New Mexico and five reload yards in Arizona, California and Illinois. The Company’s rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During Fiscal 2004, approximately 28% of the Company’s sales volume of gypsum wallboard was transported by rail.

     Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of 81 plants. The Company estimates that the three largest producers - USG Corporation, National Gypsum Company and Georgia-Pacific Corporation - account for approximately 65% of gypsum wallboard sales in the United States. The industry has experienced some consolidation, the largest being Georgia-Pacific Corporation’s purchase of the gypsum wallboard business of Domtar, Inc. and British Plasterboard’s purchase of James Hardie and Celotex. In general, a number of the Company’s competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of its competitors have vertically integrated gypsum wallboard distribution centers, which may provide them with certain cost advantages over the Company.

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

     Currently total United States gypsum wallboard production capacity is estimated at 36.0 billion square feet per year, a 33% rise from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 2003 gypsum wallboard shipments by U.S. manufacturers were approximately 31.3 billion square feet (31.7 billion square feet including imports), the highest level on record, resulting in average industry capacity utilization of approximately 88%.

     Capital Expenditures. Capital expenditures during Fiscal 2004 for the gypsum wallboard segment amounted to $8.2 million; $3.0 million in Fiscal 2003; and $1.2 million in Fiscal 2002. Capital outlays in Fiscal 2005 are estimated to be approximately $6.8 million with less than 1% of the estimated expenditures related to compliance with environmental regulations.

     Environmental Matters. The gypsum wallboard industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not, used asbestos in any of its gypsum wallboard products.

Recycled Paperboard Operations

     Company Operations. The Company’s recycled paperboard manufacturing operation is located in Lawton, Oklahoma. This mill, in addition to the closed Commerce City, Colorado paperboard mill and the sold four recovered fiber centers were acquired in November 2000. The Commerce City mill was closed in April 2001, due to high manufacturing costs and the successful ramp up rate of the Lawton facility. The four recovered fiber centers were sold early in Fiscal 2003, as it was determined that their location and supply capabilities were not strategically favorable to the Lawton location.

     All of the paper products manufactured at Lawton are produced from 100% recovered (recycled) paper fiber. The recycled paperboard products manufactured by the Company primarily include the facing and backside paper used in the manufacture of gypsum wallboard. Other recycled paperboard grades used by manufacturers of consumer packaging (e.g. corrugate medium and linerboard) and industrial paperboard products (e.g. angle board, tube and core board) are also produced for diversity and mill expansion needs.

     Manufacturing Process. Recycled paperboard is manufactured at the Lawton mill in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. This mixture is passed through a series of filters and cleaners to remove all of the undesirable materials (e.g. tapes, glass, staples, glues, waxes) from the recovered fiber. This slurry is diluted to a very low concentration and is then applied to a series of traveling wire screens through a mechanical distribution system. The Lawton paper machine is designed so that four individual webs of paper are combined to form one multi-ply sheet of paperboard. The excess water from this process is allowed to be drained through the wire mesh fabric and is continuously recycled for additional paper making. The multi-ply paper mat is then mechanically pressed, steam dried and trimmed to specific customer size and packaging requirements. The finished product is wound in roll form weighing approximately 2.5 tons and containing 2.2 miles of paper. It is made specifically to customer quality specifications.

     Raw Materials. The principal raw materials used by the Company’s Lawton paperboard mill are recovered paper fiber (in other words, wastepaper), water and specialty paper chemicals. Several different types of recovered fiber (e.g. newspaper, grocery store boxes) are formulated together to give the desired paperboard qualities. Recovered paper fiber is currently purchased from several sources, with 60% being under contract commitments.

     Management believes that adequate supplies of recovered paper fiber will continue to be available from generators and wholesalers located within a 400-mile radius of the Lawton mill. One third of all purchased fiber is supplied by rail. Recovered paper fiber is a commodity bought, sold and traded under the guidelines of the Institute of Scrap Recycling Industries, Inc. (ISRI). Monthly pricing is established in several industry publications based on location. Prices are subject to fluctuations based on generation, demand and export.. The current outlook for Fiscal 2005 is for wastepaper prices to increase moderately during the first half of the year and stabilize for the remainder of the fiscal year. Current customer contracts include price escalators to compensate for changes in raw material prices.

     Chemicals, including size, retention aids, bactericides and strength aids, used by the Company in its recycled paperboard operations are environmentally friendly and are readily available from several manufacturers at competitive prices. Size is used principally as a water-resisting agent in the production of recycled paperboard. Retention aids are agents used to retain fiber and chemicals in the papermaking process by preventing their loss into the waste stream. Bactericides are agents used to control bacteria and other organisms in the papermaking process. Strength aids are used to increase the tensile of the paper and strengthen the customers converted wallboard.

     The manufacture of recycled paperboard involves the use of large volumes of water both in the production process and for cooling purposes. The Oklahoma mill uses water provided by the City of Lawton, Oklahoma municipal services. The term of the agreement with the City of Lawton, Oklahoma is fifteen years (commencing in calendar 1999) with two automatic five-year extensions unless the Company notifies the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available, an extended period of general water shortages, legal curtailment of any mill’s current water sources or uses, or deterioration of the current quality of water could adversely affect the mill’s operations and limit its production capacity. This is unlikely as the City has rights to reserve capacity in addition to its normal reservoir.

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

     Paperboard mills are generally large consumers of natural gas, with Lawton’s needs in excess of 3200 MMBTU per day. During Fiscal 2004, natural gas pricing significantly increased and is expected to increase further during Fiscal 2005. If natural gas prices remain at the current high level, or continue to increase, they are expected to negatively impact Fiscal 2005 production cost and operating earnings. The Lawton mill is under a very favorable electrical agreement with Public Service of Oklahoma that renews annually, unless terminated by notice by either party.

     Sales and Distribution. The recycled paperboard products manufactured by the Company are sold primarily to gypsum wallboard manufacturers. During Fiscal 2004, approximately 41% of the recycled paperboard manufactured and shipped by the Lawton mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 5% was shipped to other gypsum wallboard manufacturers and 40% was sold to BPB Gypsum (f/k/a James Hardie Gypsum) (“BPB Gypsum”) pursuant to a paper supply contract (the “BPB Gypsum Agreement”). The BPB Gypsum Agreement is a long-term paper supply contract with sales to BPB Gypsum made at a defined base price determined at the time of execution of the BPB Gypsum Agreement. This defined price is subject to adjustment based on changes in the major variable costs of production of recycled paperboard, including the cost of power, transportation and the primary raw materials, and changes in the purchaser price index for industrial commodities and a reference employment cost index. Under this agreement, the Lawton mill is obligated to sell and BPB Gypsum is obligated to purchase at least 95% (plus or minus 5%) of the gypsum-grade recycled paperboard requirements of BPB Gypsum’s three gypsum wallboard plants purchased from James Hardie Gypsum. In addition, the loss of this gypsum wallboard manufacturer as a customer or a termination or reduction of its production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

     Competition. In selling the portion of its production not consumed by its own gypsum wallboard manufacturing operations, the Company competes with approximately nine other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for gypsum wallboard, the demand for recycled paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for gypsum wallboard, the demand for recycled paperboard falls, and selling prices may decrease on open market tonnage.

     Price, quality and timeliness of deliveries are the principal methods of competition among paperboard producers. The location of the Company’s Lawton recycled paperboard mill allows the Company to serve a variety of markets, including several gypsum wallboard plants in the midwest, southeast, southwest and western United States.

     The Lawton Mill. The Lawton mill was acquired in November 2000 and is located in southwestern Oklahoma. The Lawton mill is designed to manufacture gypsum-grade recycled paperboard utilizing various technologies that were successfully introduced during the 1990’s in recycled paperboard mills in the United States. These technologies include (i) the use of an advanced paper forming section in which the gap forming process utilizes a hydraulic headbox and a twin wire de-watering system to form a paper sheet operating in excess of 2,300 feet per minute, thereby allowing reduced labor costs per ton produced, (ii) an advanced control system, which immediately senses changes in the paper as it is being formed and adjusts the forming section of the paper machine to maintain the uniformity of the paper and also monitors and adjusts the recovered paper fiber cleaning process to maintain the quality of this raw material, (iii) modern shoe pressing technology, which permits water removal in a way that provides more uniformity and enhances the properties of the paper, (iv) dryer felts on all dryer sections, which improve drying efficiency and reduce shrinkage, and (v) a cleaning and screening process for the reclaimed paper fiber that enhances the strength, surface characteristics and overall surface uniformity of the paperboard.

     The Company expects the Lawton mill to produce recycled paperboard that is approximately 20% to 30% lighter than that currently generally available in the United States, but with equal strength characteristics. Because gypsum-grade recycled paperboard generally is sold on the basis of surface area, manufacturing lighter paper potentially translates into higher profit margins per ton for the recycled paperboard manufacturer. Lighter recycled paperboard also reduces drying costs associated with the production of gypsum wallboard and reduces inbound and outbound freight costs of both recycled paperboard and gypsum wallboard. In addition, because the Lawton mill is designed as an efficient high capacity, high-speed mill, operating costs are expected to be lower than existing mills now producing recycled paperboard for the wallboard industry. In addition to producing a product which should be more attractive to customers, it is anticipated that the lighter weight, better quality recycled paperboard from the Lawton mill will reduce production and transportation costs at the Company’s gypsum wallboard plants.

     The Lawton mill currently has the capacity to produce approximately 275,000 tons of recycled paperboard annually. Production from the Lawton mill will be used both internally at all four of EXP’s gypsum wallboard plants and sold to third parties. Although primarily designed for the production of gypsum-grade recycled paperboard, the Lawton mill is also capable of producing recycled paperboard for other uses.

     Environmental Matters. Prior to November 2000, the Company’s now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant, who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, there were uncovered newly discovered environmental conditions that appear to stem from underground storage tank use on the mill site. As a result, the Commerce City Mill notified the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”). The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The Company and the former owner have each approved and submitted to the Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Oil Inspection Section in calendar 2002. It is estimated that this CAP will cost approximately $2.5 million and take approximately eight years to complete. Under the participation agreement, the Company will pay 25% (or approximately $625,000 which is fully accrued) of such estimated costs. There can be no assurance however, that the actual costs of remediation will not exceed these estimates.

     Capital Expenditures. Capital expenditures during Fiscal 2004 for the paperboard operations were $1.3 million, $4.7 million in Fiscal 2003 and $2.7 million in Fiscal 2002. Capital expenditures for Fiscal 2005 have been estimated at approximately $9.9 million. This increase is due to two large equipment upgrade projects and a plant automation project. None of the estimated Fiscal 2005 capital outlays is related to compliance with environmental regulations.

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

     The construction aggregates business consists of the mining, extraction, production and sale of crushed stone, sand, gravel and lightweight aggregates such as expanded clays and shales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of portland cement concrete and asphaltic mixes and in highway construction and maintenance.

     Demand for readymix concrete and aggregates largely depends on local levels of construction activity. The construction sector is subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in local areas. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can sell their products only in areas within 50 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregate production facilities and zoning of land to permit mining and extraction of aggregates.

     The Company produces and distributes readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	4	44
Austin, Texas	5	75

Total	9	119

     The Austin, Texas market, which is the Company’s largest concrete market, has not fully recovered from the negative impact of the market conditions affecting technology companies beginning in 2000. The Company’s net readymix concrete production was 762,000 cubic yards in Fiscal 2004 and 681,000 cubic yards in Fiscal 2003.

     The Company conducts aggregate operations near its concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company and located in close proximity to its plants. The following table sets forth certain information regarding these operations:

		Estimated Annual
		Production Capacity	Estimated Minimum
Location	Types of Aggregates	(Thousand tons)	Reserves (Years)
Northern California	Sand and Gravel	3,000	100	(1)
Austin, Texas	Limestone	2,000	15	(2)

Total		5,000

(1)	Owned reserves through various subsidiaries.

(2)	Leased reserves.

     The Company’s total net aggregate sales were 4.2 million tons in Fiscal 2004 and 4.2 million tons in Fiscal 2003. Total aggregates production was 4.7 million tons for Fiscal 2004 and 4.5 million for Fiscal 2003. A portion of the Company’s total aggregates production is used internally by the Company’s readymix concrete operations.

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

     Raw Materials. The Company supplies approximately 100% and 20% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 36% and 47%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

     The Company mines and extracts limestone and sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by the Company and located near its plants. The northern California quarry is estimated to contain approximately one billion tons of sand and gravel reserves. The Austin, Texas quarry is covered by a lease which expires in 2060. Based on its current production capacity, the Company estimates its Austin, Texas quarry contains approximately 15 years of limestone reserves. Other limestone deposits are located in the immediate area of the Austin, Texas plant and may be obtained at reasonable costs when needed.

     Sales and Distribution. The Company sells readymix concrete to numerous contractors and other customers in each plant’s selling area. The Company’s batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by trucks owned by the Company.

     The Company sells aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from the Company’s aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for 10% or more of the Company’s concrete or aggregates sales during Fiscal 2004. The Company is attempting to secure a rail link from its principal aggregates deposit north of Sacramento, California to extended markets.

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

     Capital Expenditures. Capital expenditures during Fiscal 2004 amounted to $1.0 million for the concrete and aggregates segment compared with $1.1 million and $10.6 million in Fiscal 2003 and 2002, respectively. The majority of Fiscal 2002 capital expenditures were for the completion of the Company’s Georgetown washed aggregate plant in the Austin, Texas area. Capital outlays in Fiscal 2005 are estimated to be approximately $1.6 million. Only $0.2 million of estimated Fiscal 2005 capital expenditures are related to compliance with environmental regulations.

     Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing the Company’s cement operations. None of the Company’s concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

Employees

     The Company and its subsidiaries, including the Joint Ventures, had approximately 1,529 employees at March 31, 2004. Approximately 24% of the employees are represented by collective bargaining units. The number of corporate employees of the Company is 18.

Available Information

     Anyone seeking information about our business operations and financial performance can receive copies of the 2004 Annual Report to Stockholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the Securities and Exchange Commission in Washington, D.C., without charge, by contacting our Investor Relations office at (214) 432-2000; by writing to Eagle Materials Inc., Investor Relations, 3811 Turtle Creek Boulevard, Dallas, Texas 75219 or via email at eaglematerials.com. In addition, all filings with the Securities and Exchange Commission, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings webcasts, can be accessed free of charge on our web site (www.eaglematerials.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, go to www.eaglematerials.com, select “Investor Relations” and select “SEC Filings.” The reference to our web site is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our web site are not incorporated in and should not otherwise be considered part of this Report.

ITEM 2. PROPERTIES

     The Company operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are each owned by separate partnerships in which EXP has a 50% interest. The Company’s principal aggregate plants and quarries are located in the Austin, Texas area and Marysville, California. In addition, the Company operates gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico, Gypsum, Colorado and Duke, Oklahoma. The Company produces recycled paperboard at Lawton, Oklahoma. None of the Company’s facilities are pledged as security for any debts.

     See “Item 1. Business” on pages 1-15 of this Report for additional information relating to the Company’s properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain other ordinary legal proceedings incidental to its business. In general, although the outcome of litigation is inherently uncertain, the Company believes that all of the pending litigation proceedings in which the Company or any subsidiary is currently involved with, will be resolved without having a material adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 8, 2004, we held a Special Meeting of Stockholders. At the Special Meeting, the following matters were resolved by vote:

1)	Stockholders approved the Reclassification Proposal as set forth under Proposal One of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
17,216,506	379,483	697	—

2)	Stockholders approved the Staggered Board Proposal as set forth in Proposal Two of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
12,439,712	5,155,578	1,397	—

3)	Stockholders approved the Written Consent Proposal as set forth in Proposal Three of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
12,501,600	5,093,937	1,149	—

4)	Stockholders approved the Special Meeting Proposal as set forth in Proposal Four of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
12,467,466	5,127,903	1,317	—

5)	Stockholders approved the Supermajority Voting Proposal as set forth in Proposal Five of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
12,410,208	5,185,002	1,477	—

6)	Stockholders approved the Authorized Capital Increase Proposal as set forth in Proposal Six of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
13,880,643	3,714,816	1,227	—

7)	Stockholders approved the Name Change Proposal as set forth in Proposal Seven of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
17,518,050	77,859	777	—

8)	Stockholders approved the Stockholders’ Rights Plan Proposal as set forth in Proposal Eight of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
12,424,309	5,171,660	71	—

9)	Stockholders approved the Incentive Plan Proposal as set forth in Proposal Nine of the Centex Construction Products, Inc. Proxy Statement dated December 1, 2003. Voting results are summarized as follows:

Number of Shares
			Broker
For	Against	Abstained	Non-Votes
17,048,923	537,826	9,937	—

EXECUTIVE OFFICERS OF EXP (See Item 10 of Part III)

     The following is a listing of the Company’s executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission as of June 7, 2004. Except for Mr. Dutton, all of these executive officers have been employed by the Company and/or one or more subsidiaries of the Company for at least the past five years. Except for Mr. Rowley, who was appointed President and Chief Executive Officer in September 2003, and Mr. Dutton, who became Executive Vice President – Paperboard in May 2004, all executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 21, 2003. All such officers shall serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified or appointed as the case may be. There is no family relationship between any of these officers.

Name	Age	Positions with EXP
Steven R. Rowley	51	President and Chief Executive Officer
		(President and Chief Executive Officer since September 2003; Executive Vice President and Chief Operating Officer from October 2002 until September 2003; Executive Vice President – Cement/Concrete and Aggregates from January 2001 through September 2002; Executive Vice President – Cement from January 1998 through January 2001; Executive V.P. of Illinois Cement Company from June 1995 through December 1997; Plant Manager at Nevada Cement Company from April 1991 through May 1995.)

Arthur R. Zunker, Jr.	61	Senior Vice President – Finance and Treasurer (Senior Vice President – Finance and Treasurer since January 1994; Senior Vice President – Administration from August 1984 to January 1994.)

H. David House	62	Executive Vice President – Gypsum
		(Executive Vice President – Gypsum since January 2004. Executive Vice-President – Gypsum and Paperboard from November 2000 through December 2003; Executive Vice President – Gypsum from January 1998 through 2000; President of American Gypsum Company since June 1997.)

Gerald J. Essl	55	Executive Vice President – Cement/Concrete and Aggregates
		(Executive Vice President – Cement/Concrete and Aggregates since January 2003; President of Texas Lehigh Cement Company from 1985 through December 2002.)

Jeffrey Dutton	41	Executive Vice-President – Paperboard (Executive Vice-President – Paperboard since May 2004; President of Republic Paperboard Company LLC since January 2004.)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends

	Fiscal Year Ended March 31, 2004				Fiscal Year Ended March 31, 2003
Quarter	High	Low	Dividends		High	Low	Dividends
First	$42.00	$35.60	$0.05		$45.25	$35.54	$0.05
Second	$48.37	$37.48	$0.05		$40.35	$32.57	$0.05
Third	$61.20	$46.30	$0.05		$37.70	$31.25	$0.05
Fourth – Common	$61.10	$53.36	$6.30	(1)(2)	$37.70	$32.45	$0.05
– Class B	$59.05	$52.40	$0.30	(2)	—	—	—

(1)Includes special one-time $6.00 per share dividend paid in connection with the spin-off from Centex Corporation.

(2)Quarterly dividend increased 500%.

     The Common Stock and Class B Common Stock of Eagle Materials Inc. are traded on the New York Stock Exchange (ticker symbols EXP and EXP.B). The approximate number of record holders of the Common Stock and the Class B Common Stock as of June 7, 2004 was 1,168 and 2,785, respectively. We currently expect that cash dividends comparable to the $.30 per share dividend will continue to be paid throughout Fiscal 2005.

     The remaining information called for by this term relating to securities authorized for issuance under equity compensation plans is reported under Note H “Stock Option Plans” on pages 56 to 57 of the Notes to the Consolidated Financial Statements.

ITEM 5C. PURCHASES OF EQUITY SECURITIES

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares of the Company’s Common Stock for repurchase since the Company became publicly held in April 1994. There are approximately 461,400 shares remaining under the Company’s current repurchase authorization. The Company repurchased 58,500 shares of EXP.B Common Stock at a cost of $3.1 million during Fiscal 2004 and 223,284 shares of EXP Common Stock in Fiscal 2003 at a cost of $8.1 million.

     The total number of shares purchased in the table below represents shares of common stock repurchased pursuant to the Board of Directors authorization dated November 29, 1998. Purchases are made from time-to-time in the open market. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

     Purchases of the Company’s Class B Common Stock during the quarter ended March 31, 2004 are set below. There were no purchases of the Company’s Common Stock during the quarter.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares	per Share	Plans or Programs	Plans or Programs
January 1, 2004 to January 31, 2004	—	—	5,581,514	519,916
February 1, 2004 to February 29, 2004	—	—	5,581,514	519,916
March 1, 2004 to March 31, 2004	58,500	$53.63	5,640,014	461,416

Total	58,500	$53.63

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data (unaudited)(1)
(amounts in thousands, except per share data)

	For the Years Ended March 31,
	2004		2003	2002	2001	2000
Revenues	$502,622		$429,178	$395,188	$367,206	$392,471
Earnings Before Income Taxes	$102,123		$86,613	$59,699	$92,263	$170,177
Net Earnings	$66,901		$57,606	$39,706	$59,429	$108,232
Diluted Earnings Per Share	$3.57		$3.11	$2.15	$3.22	$5.63
Cash Dividends Per Share	$6.45	(2)	$0.20	$0.20	$0.20	$0.20
Total Assets	$692,975		$706,355	$737,323	$788,885	$432,305
Total Debt	$82,880		$80,927	$182,380	$278,828	$400
Stockholders’ Equity	$439,022	(2)	$479,611	$427,832	$392,320	$340,472
Average Diluted Shares Outstanding	18,736		18,524	18,461	18,473	19,211
Book Value Per Share At Year End	$23.39	(2)	$26.09	$23.30	$21.40	$18.33

(1)	The Financial Highlights should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Reflects a special one-time $6.00 per share ($112.9 million total) dividend paid in connection with the Spin-off from Centex Corporation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Eagle Materials Inc. is a diversified producer of basic construction products used in residential, industrial, commercial and infrastructure construction. Information presented for Fiscal 2004 and 2003 reflects the Company’s four businesses segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

     Continued strong residential construction and mild winter weather in the Company’s markets helped to increase Fiscal 2004 sales volume, revenues and net earnings. Demand in all of the Company’s markets was strong as the Company reported increased sales volume in each of its segments for the fiscal year ended March 31, 2004. The majority of the earnings improvement were in the Gypsum Wallboard, Paperboard and Concrete and Aggregates operations. Fiscal 2004 revenues increased 17% to $502.6 million, net earnings were up 16% to $66.9 million and diluted earnings per share were up 15% to $3.57.

     Fiscal 2004 was the 18th consecutive sold-out year for the Company’s cement operations. Although Cement sales volume increased 7%, operating earnings declined 8% from last year due to lower net sales prices and increased production costs. Gypsum Wallboard sales volume was up 25% due to record industry demand and operating earnings increased 31% due to increased sales volume. Paperboard reported record sales volume and operating earnings due to increased shipments to the Company’s wallboard operations and higher net sales prices. Concrete and Aggregates earnings improved from a $268,000 loss last fiscal year to $6.0 million operating profit this fiscal year due primarily to the losses incurred with the closing of the Georgetown facility last year. Corporate expenses increased $3.6 million due primarily to the cost associated with the spin-off from Centex Corporation.

     Manufacturing costs in Fiscal 2004 were negatively impacted by increased natural gas, coal, power and maintenance costs. Demand for energy related products continued at a high level and prices for these products are expected to increase further in Fiscal 2005. Maintenance costs are expected to “level out” in Fiscal 2005 as the Company experienced some one-time large maintenance projects in Fiscal 2004.

     EXP operates in cyclical businesses. Downturns in overall economic activity usually have a significant adverse effect on cyclical businesses due to decreased demand and reduced pricing. Recently, wallboard demand has been favorably impacted by strong residential construction due to low interest rates. Rising interest rates could bring an erosion in new residential construction activity. However, commercial and industrial activity, which are showing signs of improvement, may help to offset reduced demand in the residential construction sector if interest rates increase. Cement demand continues to be positively impacted by a strong national highway funding program. The funds to be allocated in the current re-authorization proposals in Congress exceed the prior highway funding program.

     U.S. Cement consumption continues to be strong. Total U.S. cement shipments of 124 million short tons for calendar 2003 were 4% above calendar 2002. Cement imports for calendar 2003 were 25 million short tons, 4% below last year’s imports. The U.S. Cement Industry has been sold out for the last 10 years as a result of a domestic capacity deficit. Current U.S. demand requires over 20% of imports to supplement domestic capacity. The U.S. Cement Industry is anticipating a tight supply of imported cement this year due to higher freight rates and increasing consumption in world markets. Although Cement pricing has declined slightly over the past three years, prospects for future price increases are favorable.

     Strong demand from new housing and residential remodeling resulted in record wallboard consumption for calendar 2003. According to the Gypsum Association, national wallboard consumption of 31.7 billion square feet for calendar 2003, the highest level on record, was up 6% from last year’s consumption. Industry utilization rates have been trending upward toward the 90% level, resulting in the firming of wallboard pricing. The Company implemented a price increase in January 2004 and another in March 2004. Prospects for future price increases are favorable.

     The Company’s paperboard mill continued operational and marketing improvements and is now producing at 25% above its original design capacity. Profitability in aggregates improved in Fiscal 2004 as a result of the issues related to the closing of the Georgetown Quarry last year.

     The Company conducts two of its cement operations through joint ventures, Texas Lehigh Cement Company LP, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois (the “Joint Ventures”). The Company owns a 50% interest in each joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, the Company proportionately consolidates its 50% share of the cement Joint Ventures’ revenues and operating earnings, which, consistent with FASB Statement 131, is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note F of the Notes to the Consolidated Financial Statements for additional segment information.

     The Balance Sheet is well positioned at March 31, 2004 with total debt of $82.9 million, slightly higher than last year. On January 28, 2004, the Company paid a $6 per share ($112.9 million) special dividend. On January 30, 2004, the Company and Centex completed a series of transactions that resulted in the Spin-off by Centex of its entire equity interest in the Company. As a result of the Spin-off, the Company is no longer affiliated with Centex.

Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

     Consolidated Results. Consolidated net revenues for Fiscal 2004 totaled $502.6 million, up 17% from $429.2 million for Fiscal 2003. Higher sales volume in all segments, especially Gypsum Wallboard, accounted for the majority of the revenues gain. Fiscal 2004 operating earnings of $115.2 million were up 13% from $101.9 million last fiscal year mainly due to increased Gypsum Wallboard, Paperboard and Aggregates operating earnings.

     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Years Ended March 31,		For the Years Ended March 31,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Cement	$181,846	$173,198	$50,450	$54,712
Gypsum Wallboard	272,924	212,790	35,604	27,196
Paperboard	112,366	92,898	20,942	17,614
Concrete & Aggregates	63,117	56,598	5,971	(268)
Other, net	2,242	2,632	2,242	2,632

Sub-total	632,495	538,116	$115,209	$101,886

Less: Intersegment Revenues	(53,567)	(37,112)
Less Joint Venture Revenues	(76,306)	(71,826)

Total	$502,622	$429,178

     (1)Prior to Corporate General and Administrative expenses.

     Corporate General and Administrative expenses of $9.3 million increased $3.6 million from Fiscal 2003 due primarily to expenses related to the spin-off. Net interest expense of $3.8 million in Fiscal 2004 decreased $5.8 million from $9.6 million in Fiscal 2003 due to lower interest rates and reduced debt levels. As a result of the foregoing, pre-tax earnings of $102.1 million were 18% above Fiscal 2003 pre-tax earnings of $86.6 million. The Fiscal 2004 effective tax rate of 34.5%, up from 33.5% in Fiscal 2003, resulted in Fiscal 2004 net earnings of $66.9 million, a 16% increase from net earnings of $57.6 million in Fiscal 2003. Diluted earnings per share in Fiscal 2004 of $3.57 were 15% higher than the $3.11 for Fiscal 2003.

     The following table compares sales volumes, average unit sales prices and unit operating margins for the Company’s operations by segment (see Note F of the Notes to the Consolidated Financial Statements):

	Sales Volume
	(thousands)		Average Net Sales Price (2)		Operating Margin (3)
	2004	2003	2004	2003	2004	2003
Cement (Ton) (1)	2,518	2,361	$66.02	$66.84	$20.04	$23.17
Gypsum Wallboard (MSF)	2,437	1,933	$86.97	$87.12	$14.61	$14.07
Paperboard (Ton)	264	225	$416.71	$408.44	$79.27	$78.28
Concrete (Cubic Yard)	762	681	$52.79	$53.68	$3.92	$2.74
Aggregates (Ton)	4,228	4,159	$5.24	$4.51	$0.71	$(0.51)

     (1) Total of wholly owned and proportionately consolidated 50% interest of Joint Ventures results.

     (2)As historically reported. Does not include freight and delivery costs billed to customers.

     (3)Operating margins represent operating earnings as reported in Note F of the Notes to the Consolidated Financial Statements divided by total sales volume.

     Cement. Cement revenues, which includes the combined results of EXP’s wholly owned cement operations and its 50% share of the two unconsolidated cement Joint Ventures, totaled $181.9 million for Fiscal 2004, up 5% from $173.2 from fiscal 2003. Operating earnings for the current fiscal year, which include the equity in earnings of unconsolidated Joint Ventures of $23.9 million, were $50.5 million, an 8% decrease from $54.7 million for Fiscal 2003. Lower net sales prices and increased manufacturing costs, partially offset by higher sales volume, accounted for the earnings decline. Sales volume of 2,518,000 tons for Fiscal 2004 was 7% above Fiscal 2003 sales volume of 2,361,000 tons due to increased sales volume in each of the Company’s markets due to a 4% increase in industry demand. Purchased cement sales volume of 219,400 tons was 38% greater than the prior fiscal year’s sales volume. Demand continues to be strong in all of the Company’s cement markets as Fiscal 2004 was another “sold out” year. The average cement net sales price of $66.02 per ton for Fiscal 2004 was 1% lower than $66.84 per ton for last fiscal year due to competitive price pressures in the Illinois and mountain states markets. Cost of sales of $45.98 per ton for Fiscal 2004 increased 5% over Fiscal 2003 due to higher maintenance, employee benefits and energy costs.

     Gypsum Wallboard. Gypsum Wallboard revenues of $272.9 million for the current fiscal year were 28% greater than last fiscal year’s revenues of $212.8 million due to increased sales volume. Operating earnings for Fiscal 2004 were $35.6 million, 31% greater than operating earnings of $27.2 million for Fiscal 2003. The earnings gain resulted from higher sales volume and lower cost of sales, partially offset by a slight decrease in sales prices. Sales volume of 2,437 million square feet (“MMSF”) for this fiscal year was 26% greater than 1,933 MMSF sold during Fiscal 2003. The sales volume increase resulted from record industry demand and the Company operating at a higher average utilization rate in Fiscal 2004 compared to Fiscal 2003. The Company’s Fiscal 2004 average net sales price of $86.97 per thousand square feet (“MSF”) decreased slightly from $87.12 per MSF for Fiscal 2003. Pricing increased from its low point of $79.00 per MSF at the end of Fiscal 2003 to approximately $97.00 per MSF at the end of Fiscal 2004. A 10% price increase was implemented mid-March 2004. Cost of sales of $72.36 per MSF was 1% below last year’s cost of sales of $73.05 per MSF due to the positive impact on fixed costs from the 36% increase in production volume, partially offset by higher natural gas and paper costs.

     Paperboard. For Fiscal 2004, Paperboard reported revenues (including sales to EXP’s Wallboard operations) of $112.4 million compared to $92.9 million for Fiscal 2003 and operating earnings of $20.9 million, up 19% from Fiscal 2003 operating earnings of $17.6 million. The revenue gain resulted mostly from increased sales volume to EXP’s Wallboard operations and higher average sales prices. The average net sales price of $416.71 per ton for Fiscal 2004 was up 2% from $408.44 per ton from Fiscal 2003 due to increased sales prices for non gypsum paper and greater percentage this year of higher priced gypsum paper sales to total sales. Paperboard sales volume was 264,000 tons, an increase of 17% from 225,000 tons from Fiscal 2003. The majority of the sales volume gain resulted from a 50% increase in sales volume to the Company’s wallboard operations. Fiscal 2004 cost of sales of $337.44 per ton increased 2% from Fiscal 2003 cost of sales. Higher energy and chemical costs were partially offset by the positive impact of increased production volume on fixed manufacturing costs.

     Concrete and Aggregates. Revenues from Concrete and Aggregates were $63.1 million for Fiscal 2004, up 11% from $56.6 million for last fiscal year. Concrete and Aggregates reported Fiscal 2004 operating earnings of $6.0 million compared to a $268,000 operating loss in Fiscal 2003. The earnings improvement resulted from higher Concrete and Aggregates sales volume increased Aggregates sales prices and decreased Concrete and Aggregates cost of sales.

     Concrete operating earnings of $3.0 million increased 58% from Fiscal 2003 mainly due to increased sales volume and lower cost of sales. Concrete sales volume for Fiscal 2004 was 762,000 cubic yards, up 12% from last fiscal year with most of the sales volume gain at the Texas operation. The Company’s Fiscal 2004 average Concrete net sales price of $52.79 per cubic yard was 2% below $53.68 per cubic yard for last fiscal year due to pricing pressures in the Texas market. Cost of sales of $48.87 per cubic yard in Fiscal 2004 decreased 4% from $50.94 per cubic yard for last fiscal year due primarily to lower materials cost at the Texas operation.

     Aggregates operating earnings of $3.0 million for Fiscal 2004 improved from a $2.1 million loss in Fiscal 2003. The earnings gain was due to higher sales volume, increased sales prices, lower cost of sales and no Georgetown closing cost in Fiscal 2004. The Company’s Aggregates operation reported Fiscal 2004 sales volume of 4,228,000 tons, 2% above sales volume of 4,159,000 tons for last fiscal year due to increased west coast sales volume, partially offset by lower Texas sales volume. Aggregates net sales price of $5.24 per ton increased 16% from $4.51 per ton for last fiscal year due to higher sales price at the west coast operation and no low priced Georgetown sales volume this year. Cost of sales decreased 10% to $4.53 per ton due to lower production cost at the Texas operation and the $2.6 million cost last fiscal year from closing the Georgetown facility.

     Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

     Corporate Overhead. Corporate general and administrative expenses for Fiscal 2004 were $9.3 million compared to $5.7 million for last fiscal year. The increase was primarily the result of increased consulting, moving, insurance, investor relations and employee costs plus $2.5 million in direct expenses related to the spin-off transaction.

     Net Interest Expense. Net interest expense of $3.8 million for Fiscal 2004 declined $5.8 million from Fiscal 2003 due to lower debt balances and reduced borrowing costs.

     Income Taxes. The effective tax rate for fiscal 2004 increased to 34.5% from 33.5% primarily due to legal, advisory and consultant costs incurred related to the spin-off transaction which are not deductible for tax purposes.

Fiscal Year 2003 Compared to Fiscal Year 2002

     Overview. Commercial construction, which is a significant component of the demand for the Company’s products, declined dramatically and remained at a depressed level in Fiscal 2003. A large portion of the decline related to the completion of pre-9/11 projects and the absence of projects to replace them. Infrastructure activity (road building) performed short of expectations. With highway construction funding softening, along with the downturn in commercial construction activity, U.S. cement consumption for calendar 2002 was 3% below calendar 2001 consumption.

     Although new housing and home repair activity was strong, the gypsum wallboard industry experienced a softening in wallboard demand in the latter part of calendar 2002. While the industry reported a 1.8% increase in calendar 2002 consumption over calendar 2001 consumption, cumulative production volume at the Company’s Gypsum Wallboard plants during Fiscal 2003 was 72% of its total capacity due to an “over capacity” situation in the gypsum wallboard industry. Although the Company implemented price increases during the fiscal year, the price increases completely eroded by the end of Fiscal 2003 as monthly wallboard consumption from August 2002 to November 2002 was below the same months’ consumption for the prior year. During May 2003, the Company implemented another price increase.

     In Austin, Texas, which is the Company’s primary concrete and aggregates market, the economy was affected by weakened economic conditions which negatively impacted concrete and aggregates demand and pricing in the Austin market. On September 3, 2002, the Company announced the closing of its aggregates facility in Georgetown, Texas (near Austin, Texas).

     Consolidated Results. Consolidated net revenues for Fiscal 2003 totaled $429.2 million, up 9% from $395.2 million for Fiscal 2002. Higher net sales prices in Gypsum Wallboard and Paperboard accounted for the majority of the revenue gain. Operating earnings of $101.9 million in Fiscal 2003 were up 29% from last fiscal year mainly due to a $22.6 million increase in Gypsum Wallboard operating earnings.

     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Years Ended March 31,		For the Years Ended March 31,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands)
Cement	$173,198	$183,154	$54,712	$60,659
Gypsum Wallboard	212,790	183,500	27,196	4,643
Paperboard	92,898	84,293	17,614	9,977
Concrete & Aggregates	56,598	57,621	(268)	4,401
Other, net	2,632	(745)	2,632	(745)

Sub-total	538,116	507,823	$101,886	$78,935

Less: Intersegment Revenues	(37,112)	(37,130)
Less Joint Venture Revenues	(71,826)	(75,505)

Total	$429,178	$395,188

     (1)Prior to Corporate General and Administrative expenses.

     Corporate General and Administrative expenses of $5.7 million in Fiscal 2003 were up 3% over Fiscal 2002. Net interest expense of $9.6 million in Fiscal 2003 decreased $4.1 million from Fiscal 2002 due to lower interest rates and reduced debt levels. As a result of the foregoing, pre-tax earnings of $86.6 million were 45% above Fiscal 2002 pre-tax earnings of $59.7 million. The Fiscal 2003 effective tax rate of 33.5%, the same rate as in Fiscal 2002, resulted in Fiscal 2003 net earnings of $57.6 million, a 45% increase from $39.7 million in Fiscal 2002. Diluted earnings per share in Fiscal 2003 of $3.11 were 45% higher than the $2.15 for Fiscal 2002.

     The following table compares sales volumes, average unit sales prices and unit operating margins for the Company’s operations by segment (see Note F of the Notes to the Consolidated Financial Statements):

	Sales Volume
	(thousands)		Average Net Sales Price (2)		Operating Margin (3)
	2003	2002	2003	2002	2003	2002
Cement (Ton) (1)	2,361	2,441	$66.84	$67.69	$23.17	$24.85
Gypsum Wallboard (MSF)	1,933	1,930	$87.12	$72.97	$14.07	$2.41
Paperboard (Ton)	225	210	$408.44	$398.13	$78.28	$47.49
Concrete (Cubic Yard)	681	673	$53.68	$55.93	$2.74	$3.71
Aggregates (Ton)	4,159	4,265	$4.51	$4.33	$(0.51)	$0.45

     (1)Total of wholly owned and proportionately consolidated 50% interest of Joint Ventures results.

     (2)As historically reported. Does not include freight and delivery costs billed to customers.

     (3)Operating margins represent operating earnings as reported in Note F of the Notes to the Consolidated Financial Statements divided by sales volume.

     Cement. Cement revenues (both wholly owned and Joint Ventures) for Fiscal 2003 were $173.2 million, down 5% from $183.2 million for the prior fiscal year due to decreased sales volume and lower sales prices. Operating earnings of $54.7 million, which includes the equity in earnings of unconsolidated Joint Ventures of $25.1 million and $27.1 million, respectively, decreased 10% from $60.7 million in Fiscal 2002, which had been an all-time high, due to a 3% decrease in sales volume, an $0.85 ton sales price decline and a 2% increase in cost of sales. Cement sales volume of 2.36 million tons was 80,000 tons below Fiscal 2002 sales volume. The Company supplemented its Fiscal 2003 manufactured cement sales volume with 159,000 tons of purchased cement, down 98,000 tons from last fiscal year. All of the net sales volume decline came from purchased cement as all plants operated at their capacity and were “sold out.” EXP’s Fiscal 2003 average net sales price of $66.84 per ton was 1% below Fiscal 2002 as lower pricing in the northern California and Texas markets was partially offset by higher pricing in the Company’s other markets. Cost of sales of $43.67 per ton increased $0.83 per ton over Fiscal 2002 due to higher maintenance and energy costs.

     Gypsum Wallboard. Gypsum Wallboard revenues of $212.8 million increased 16% from Fiscal 2002 revenues. Higher average sales prices resulted in the revenue gain. Operating earnings totaled $27.2 million in Fiscal 2003, up 486% from $4.6 million in Fiscal 2002. Increased sales prices, partially offset by a $2.49 per MSF increase in cost of sales, resulted in the earnings gain. Sales volume of 1,933 million square feet (“MMSF”) in Fiscal 2003 was level with Fiscal 2002 sales volume. The Company’s wallboard plants ran at approximately 72% of total annual capacity during Fiscal 2003 and 70% in Fiscal 2002. Excess production capacity negatively impacted industry utilization rates. U.S. wallboard consumption was 30.7 billion square feet in calendar 2002, the second highest level on record, up 1.8% from calendar 2001 consumption. Gypsum Wallboard’s Fiscal 2003 average net sales price of $87.12 per thousand square feet (“MSF”) increased 19% from Fiscal 2002’s net sales price. Fiscal 2003 cost of sales of $73.06 per MSF increased 4% from last fiscal year’s cost of sales due mostly to higher energy, paper and labor costs.

     Paperboard. For Fiscal 2003, Paperboard reported revenues of $92.9 million and operating earnings of $17.6 million compared to revenues of $84.3 million and operating earnings of $10.0 million for Fiscal 2002. The operating earnings gain resulted from the combination of increased sales volume, higher sales prices and a 6% decrease in cost of sales. Included in Fiscal 2002’s operating earnings is a $2.3 million loss associated with the closing of the Denver mill in Fiscal 2002’s first quarter. Paperboard sales volume of 225,000 tons for Fiscal 2003 was 7% greater than the prior fiscal year’s sales volume due mostly to the sale in Fiscal 2003 of an additional 10,000 tons of lower priced non-gypsum paper. The average net sales price of $408.44 per ton for Fiscal 2003 increased 3% from the prior year’s average sales price of $398.13 per ton due to higher sales prices for all grades of paper. Cost of sales of $330.16 per ton during Fiscal 2003 was $20.48 per ton lower than Fiscal 2002 cost of sales due to decreased maintenance and chemical costs.

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

     Aggregates reported a Fiscal 2003 operating loss of $2.1 million compared to a $1.9 million operating profit in Fiscal 2002. The earnings decline resulted from increased cost of sales along with costs associated with the closing of the Georgetown quarry. On September 3, 2002, the Company closed its aggregates quarry and processing plant in Georgetown, Texas. The decision to cease operations was due primarily to excessive manufacturing costs as well as to soft local market conditions. A portion of the plant and equipment was deployed at the Company’s other mining operations with the remainder to be sold. The amount written off during the second quarter of Fiscal 2003 from the closing was $2.6 million. Fiscal 2003 Aggregates sales volume of 4,159,000 tons was 3% below Fiscal 2002 due to a partial year of sales volume in Fiscal 2003 from the Georgetown operation. The average net sales price of $4.51 per ton for Fiscal 2003 was 4% higher than Fiscal 2002 due to the combination of less lower-priced Georgetown sales volume and higher sales prices at all other locations. Cost of sales (excluding Georgetown closure costs) increased 7% to $3.88 per ton in Fiscal 2003 due mostly to excessive Georgetown production cost prior to its closing.

     Other Income. Fiscal 2003 other income of $2.6 million compares to a $0.8 million loss in Fiscal 2002. Included in the Fiscal 2002 loss is $0.6 million from recycled fiber collection center losses and $0.6 million of expenses related to the early retirement of subordinated debt. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, recycled fiber collection centers losses, trucking income, asset sales and other miscellaneous income and cost items.

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

     Goodwill. With the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value, a seconds step is performed to compute the amount of the impairment by determining a “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors.

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

Liquidity and Capital Resources

     The Company funds the growth of its business through internal generation of cash flow from operations and from bank borrowings, when needed. Liquidity is not currently dependent on the use of off-balance sheet transactions. The Company currently believes that cash on hand, cash provided by operations and funds available under its two credit facilities should be sufficient to cover working capital needs, capital expenditures, dividends and debt service requirements for the next twelve months.

     The Company had paid off its debt during the third quarter of Fiscal 2004. On January 29, 2004, the Company paid a $6.00 special dividend (approximately $112.9 million) funded with $92.0 million of borrowings by the Company under a new bank credit agreement and cash on hand.

     On March 25, 2003, pursuant to the Second Amended and Restated Credit Agreement, the Company amended its then existing credit facility to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years (the “Amended Credit Facility”). The principal balance of the Amended Credit Facility was paid off and terminated on December 18, 2003 and replaced with a new $250.0 million credit facility (the “New Credit Facility”). The principal balance of the New Credit Facility matures on December 18, 2006. At March 31, 2004, the Company had $58.7 million borrowings outstanding under the New Credit Facility. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 125 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had a total of $185.1 million of borrowings available at March 31, 2004 under this facility.

     During August 2003, the Company paid off the $510,000 balance remaining under the senior subordinated notes (the “Notes”) that was assumed as part of certain assets purchased on November 10, 2000.

     On June 29, 2001, the Company entered into a $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”), which was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility had a termination date of June 10, 2004, subject to a 364-day bank commitment that was renewed on June 28, 2002 for another 364-day period terminating on June 28, 2003. The Company did not renew the facility for the third year and paid off the Receivables Securitization Facility on June 27, 2003.

     On February 20, 2004, the Company entered into a new $50.0 million trade receivables securitization facility (the “New Receivables Securitization Facility”), which was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The New Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The purpose of the New Receivables Securitization Facility is to obtain financing at an interest rate lower than the New Credit Facility interest rate by pledging accounts receivable. The New Receivables Securitization Facility has been fully consolidated on the consolidated balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly-owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. Initially, the borrowed funds are used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the New Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the New Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $24.1 million of borrowings outstanding at March 31, 2004 under the New Receivables Securitization Facility.

     Other than the New Receivables Securitization Facility and the New Credit Facility, the Company has no other source of committed external financing in place. In the event the New Receivables Securitization Facility is terminated, funds should be available under the New Credit Facility to repay borrowings. However, if the New Credit Facility is terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the New Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.

     The Company previously entered into an interest rate swap agreement which had the effect of converting a portion of the Company’s debt from a variable rate of interest to a fixed rate of interest. The agreement expired on August 30, 2003. The Company currently is not a party to any interest rate swap or other arrangement that provides protection against increases in interest rates, and accordingly expects that it would incur higher interest expense in the event of an increase in the floating rate interest rates applicable to borrowings under the New Credit Facility.

     The Company does not have any off balance sheet debt except for operating leases (see Note G of the Notes to the Consolidated Financial Statements). Other than the New Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $25.0 million Letter of Credit Facility. At March 31, 2004, the Company had $6.2 million of letters of credit outstanding that renew annually. Also, the Company is contingently liable for performance under $5.5 million in performance bonds relating primarily to its mining operations.

     In October 2003, the Company’s Board of Directors approved an increase in its annual cash dividend from $0.20 per share to $1.20 per share (representing an increase in the regular quarterly cash dividend from $0.05 to $0.30 per share), upon the completion of the spin-off of the Company shares by Centex on January 30, 2004. The increased cash dividend became effective for the first quarterly cash dividend following the January 30, 2004 spin-off. The annual dividend amount increased from approximately $3.7 million to approximately $22.7 million.

     The Company historically has financed routine capital expenditures and expansion projects with cash from operations and borrowing under its revolving credit facilities. The Fiscal 2005 capital expenditures budget is estimated currently at $25.0 million, an increase of $12.5 million over Fiscal 2004.

     Based on its financial condition at March 31, 2004, along with the prospects of higher net earnings in Fiscal 2005, the Company believes that its internally generated cash flow coupled with funds available under various credit facilities will enable it to provide adequately for its current operations, dividends, capital expenditures and future growth. The Company was in compliance at March 31, 2004 and during the twelve months ended March 31, 2004 with all the terms and covenants of its credit agreements and expects to be in compliance during the next twelve months.

     Working capital at March 31, 2004 was $12.6 million compared to $7.3 million at March 31, 2003. The increase resulted from a $12.1 million increase in accounts and notes receivable, a $1.2 million decline in notes payable, a $4.5 million increase in accounts payable and accrued liabilities netted against a $3.3 million decrease in cash.

     Cash and cash equivalents decreased $3.3 million from March 31, 2003 to $3.5 million at March 31, 2004. The net cash provided by or used in the operating, investing, and financing activities for the fiscal years ended March 31, 2004 and 2003 is summarized below:

	For the Years Ended March 31,
	2004	2003
	(dollars in thousands)
Net Cash Provided by (Used In):
Operating Activities	$112,685	$117,887
Investing Activities	(11,687)	(8,477)
Financing Activities	(104,257)	(107,591)

Net (Decrease) Increase in Cash	$(3,259)	$1,819

     Net cash provided by operating activities was $112.7 million in Fiscal 2004 compared to $117.9 million in Fiscal 2003. The $5.2 million decrease in operating cash flows resulted from a $19.9 million negative year-to-year swing in accounts receivable due to increased Fiscal 2004 sales volume and $6.9 million decrease in deferred taxes, partially offset by increased earnings, a $4.0 million change in year-to-year inventory levels and a $11.1 million swing in accounts payable and accrued liabilities. The decline in deferred taxes is due to the lower tax depreciation. Inventory change was level in Fiscal 2004 compared to a $3.8 million increase in Fiscal 2003.

     Net cash used in investing activities in Fiscal 2004 totaled $11.7 million compared to $8.5 million in Fiscal 2003. Spending for property, plant and equipment of approximately $12.0 million in both years consisted primarily of funding normal sustaining capital projects to help the Company to maintain its low cost position in each of its lines of business. Also, in Fiscal 2003, the Company sold $3.4 million of surplus equipment from the shut-down Georgetown aggregates plant and the three recycled paper centers acquired with the Lawton Mill.

     Net cash consumed by financing activities was $104.3 million in Fiscal 2004 compared to $107.6 million in Fiscal 2003. Cash used in financing activities during Fiscal 2004 was primarily for the payment of the $6.00 per share one-time dividend to stockholders, partially offset by increased stock option exercises and fewer stock repurchases. Cash, used in financing activities in Fiscal 2003 was primarily for the repayment of the Company’s revolving credit facility along with the repurchase of 223,384 shares of the Company’s common stock.

     Total debt was reduced from $80.9 million at March 31, 2003 to $160,000 at December 31, 2003. On January 29, 2004, the Company borrowed $92.0 million to fund a substantial portion of the $6.00 per share special dividend ($112.9 million total). Total debt at March 31, 2004, was $82.9 million. Debt-to-Capitalization at March 31, 2004 was 15.9% compared to 14.4% at March 31, 2003.

     In Fiscal 2004, the Company utilized its regular and alternative minimum tax carryovers from Fiscal 2002. The Company has approximately $4 million of alternative minimum tax credits available to offset the excess of its regular over federal and state alternative minimum tax liability in future years.

Contractual Obligations

     The Company has certain contractual obligations covering manufacturing, transportation and certain other facilities and equipment. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(dollars in thousands)
Contractual Obligations:
Long-term Debt/Note Payable	$82,800	$80	$82,720	$—	$—
Operating Leases	8,937	2,296	2,157	348	4,136
Purchase Obligations	23,747	12,742	11,005	—	—

Total	$115,484	$15,118	$95,882	$348	$4,136

     Purchase obligations are non-cancelable agreements to purchase coal and natural gas, to pay royalty amounts and capital expenditure commitments.

     Based on our current estimates, contributions to the Company’s defined benefit plans will be approximately $0.6 million for the next fiscal year.

Stock Repurchase Program

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares for repurchase. There are approximately 461,400 shares remaining under the Company’s current repurchase authorization. The Company repurchased 58,500 shares of Class B Common Stock at a cost of $3.1 million during Fiscal 2004 and 223,384 shares of Common Stock at a cost of $8.1 million in Fiscal 2003. See Item 5C – “Purchase of Equity Securities.”

Inflation and Changing Prices

     Inflation has become less of a factor in the U.S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose approximately 2.3% in calendar 2003, 2.4% in 2002, and 1.6% in 2001. Prices of materials and services, with the exception of power, energy and transportation freight, have remained relatively stable over the three-year period. Strict cost control and improving productivity also minimize the impact of inflation. The ability to recover increasing costs by obtaining higher sales prices varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

General Outlook

     Cement demand in calendar 2004 is expected to remain strong. The U.S. Cement industry is anticipating a tight supply of imported cement due to higher freight rates and increasing consumption in world markets. Price increases of $3 to $5 per ton were implemented in all of EXP’s markets on April 1, 2004, except Texas, where a $4 per ton price increase in January 2004 has substantially held.

     Gypsum wallboard demand continues to remain high and supply tight due to favorable levels of activity in residential and repair/remodel construction. The 10% price increase implemented in mid-March 2004 substantially held and another price increase was implemented in late May 2004.

     However, costs are expected to be negatively impacted in Fiscal 2005 due to increased natural gas, coal, power, freight and employee benefit costs.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS No. 143 in the first quarter of Fiscal 2004, and the adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations. The Company will incur additional depreciation expense over the estimated useful life of the asset and accretion expense to accrete the discounted value of the retirement obligation.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in Note G - “Commitments and Contingencies,” while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. As of April 1, 2003 the Company adopted FIN 45 and it did not have a material effect on our consolidated financial statements.

     In January 2003, the Financial Accounting Standard Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. For VIEs created subsequent to January 31, 2003, the provisions of FIN 46 must be applied immediately. For VIEs created prior to that date, the adoption of FIN 46 is required for all reporting periods subsequent to December 15, 2003. The Company has determined that the adoption of FIN 46 did not have a material impact on our consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ended after December 15, 2002. As of March 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148.

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

Forward-Looking Statements

     Certain sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

•	Levels of construction spending. Demand for the Company’s products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects could have a material adverse effect on the Company’s financial condition and results of operations.

•	Interest rates. The Company’s business is significantly affected by the movement of interest rates. The level of residential, commercial and infrastructure construction activity is directly related to the level of interest rates. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expenses related to the Company’s borrowings under its credit facilities.

•	Price fluctuations and supply demand for our products. The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on the Company’s financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with the Company’s business or substantial increases in their availability could materially and adversely affect the Company’s sales and operating profits. A major cost component in each of the Company’s businesses is the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with the Company’s business could change significantly in a short period of time for reasons outside the Company’s control. In the event of large or rapid increases in prices, the Company may not be able to pass the increases through to its customers in full, which would reduce the Company’s operating margin.

•	National and regional economic conditions. A majority of the Company’s revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company’s business is subject to the economic conditions in each such geographic market. General and economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	The seasonal nature of the Company’s business. A majority of the Company’s business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the company’s common stock.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of the Company’s business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on the Company’s results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If the Company is unable to keep its products competitively priced, its sales could be reduced materially. Also, the Company may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put the Company at a disadvantage and cause it to lose customers and sales volume. The Company’s failure to continue to compete effectively could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	Environmental liabilities. The Company’s operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of the Company’s business. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. The operations of the Company and its customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that the Company is in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be affected by regulatory issues affecting its customers.

•	The Company’s ability to successfully identify, complete and efficiently integrate acquisitions. Integrating acquired businesses requires a significant amount of management time and skill and may place significant demands on the Company’s operations and financial resources. The Company may not be able to successfully integrate acquired businesses into its operations, which could have a material effect on its business and results of operations. If the Company is unable to achieve the anticipated synergies from an acquisition, the costs of such an acquisition could exceed the net income the Company derives from the acquired operations.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations and receivables securitizations classified as debt. The Company from time-to-time has utilized derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2004, the Company had approximately $82.8 million in variable rate debt ($58.7 million in bank debt and $24.1 million in note payable under the Company’s accounts receivable securitization program). Accordingly, using the unhedged balance of the Company’s variable rate debt as of March 31, 2004 of $82.8 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $828,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $828,000 for such period. The Company does not utilize forward or option contacts on foreign currencies or other types of derivative financial instruments.

     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. The Company attempts to limit its exposure to changes in commodity prices by entering into contracts or increasing the use of alternative fuels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings
(dollars in thousands, except per share data)

	For the Years Ended March 31,
	2004	2003	2002
REVENUES
Cement	$102,250	$97,867	$102,556
Gypsum Wallboard	272,924	212,790	183,500
Paperboard	63,110	59,939	52,832
Concrete and Aggregates	62,096	55,950	57,045
Other, net	2,242	2,632	(745)

	502,622	429,178	395,188
COSTS AND EXPENSES
Cement	75,711	68,236	68,999
Gypsum Wallboard	237,320	185,594	178,857
Paperboard	42,168	42,325	42,855
Concrete and Aggregates	56,125	56,218	52,644
Corporate General and Administrative	9,272	5,654	5,486
Interest Expense, net	3,814	9,619	13,750

	424,410	367,646	362,591

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	23,911	25,081	27,102

EARNINGS BEFORE INCOME TAXES	102,123	86,613	59,699
Income Taxes	35,222	29,007	19,993

NET EARNINGS	$66,901	$57,606	$39,706

EARNINGS PER SHARE
Basic	$3.60	$3.13	$2.16

Diluted	$3.57	$3.11	$2.15

DIVIDENDS PER SHARE	$6.45	$0.20	$0.20

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands)

	March 31,
	2004	2003
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,536	$6,795
Accounts and Notes Receivable, net	54,352	42,209
Inventories	48,890	49,138

Total Current Assets	106,778	98,142

Property, Plant and Equipment -	715,734	708,998
Less: Accumulated Depreciation	(234,929)	(207,810)

Property, Plant and Equipment, net	480,805	501,188
Investments in Joint Ventures	51,503	53,741
Goodwill	40,290	40,290
Other Assets	13,599	12,994

	$692,975	$706,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Note Payable	$24,100	$25,257
Accounts Payable	31,470	26,178
Accrued Liabilities	38,521	39,297
Current Portion of Long-term Debt	80	80

Total Current Liabilities	94,171	90,812

Long-term Debt	58,700	55,590
Deferred Income Taxes	101,082	80,342
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,607,029 and 18,379,558 Shares, respectively. Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,161,459 and Zero Shares, respectively.	188	184
Capital in Excess of Par Value	28,223	14,228
Accumulated Other Comprehensive Losses	(1,877)	(2,282)
Unamortized Restricted Stock	(591)	—
Retained Earnings	413,079	467,481

Total Stockholders’ Equity	439,022	479,611

	$692,975	$706,355

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended March 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$66,901	$57,606	$39,706
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	33,022	33,166	32,266
Deferred Income Tax Provision	21,826	28,748	21,229
Asset Impairment Charge	—	2,586	—
Loss on Asset Sale	—	564	—
Equity in Earnings of Unconsolidated Joint Ventures	(23,911)	(25,081)	(27,102)
Distributions from Joint Ventures	26,149	23,975	29,374
(Increase) Decrease in Accounts and Notes Receivable	(12,028)	7,898	32,494
Decrease (Increase) in Inventories	248	(3,778)	1,380
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,936	(9,193)	(12,107)
(Increase) Decrease in Other Assets, net	(2,832)	2,496	(231)
Increase (Decrease) in Income Taxes Payable	1,374	(1,100)	—

Net Cash Provided by Operating Activities	112,685	117,887	117,009

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions, net	(12,427)	(11,891)	(16,294)
Proceeds from Asset Dispositions	740	3,414	855

Net Cash Used in Investing Activities	(11,687)	(8,477)	(15,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	24,100	6,627	18,630
Repayment of Note Payable	(25,257)	—	—
Proceeds from Long-term Debt	92,000	—	—
Repayment of Long-term Debt	(88,380)	(108,080)	(105,580)
Redemption of Subordinated Debt	(510)	—	(9,498)
Dividends Paid to Stockholders	(116,580)	(3,683)	(3,671)
Retirement of Common Stock	(3,137)	(8,135)	—
Proceeds from Stock Option Exercises	13,507	5,680	301

Net Cash Used in Financing Activities	(104,257)	(107,591)	(99,818)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,259)	1,819	1,752
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,795	4,976	3,224

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,536	$6,795	$4,976

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	For the Years Ended March 31,
	2004	2003	2002
Common Stock -
Balance at Beginning of Period	$184	$184	$183
Retirement of Common Stock	—	(2)	—
Stock Option Exercises	4	2	1

Balance at End of Period	188	184	184

Capital In Excess of Par Value -
Balance at Beginning of Period	14,228	15,153	14,614
Retirement of Common Stock	(3,137)	(8,133)	—
Stock Option Exercises	17,132	7,208	539

Balance at End of Period	28,223	14,228	15,153

Retained Earnings -
Balance at Beginning of Period	467,481	413,558	377,523
Dividends to Stockholders	(121,303)	(3,683)	(3,671)
Net Earnings	66,901	57,606	39,706

Balance at End of Period	413,079	467,481	413,558

Unamortized Restricted Stock -
Balance at Beginning of Period	—	—	—
Issuance of Restricted Stock	(709)	—	—
Amortization	118	—	—

Balance at End of Period	(591)	—	—

Accumulated Other Comprehensive Losses -
Balance at Beginning of Period	(2,282)	(1,063)	—
Unrealized Gain (Loss) on Hedging Instruments, net of tax	579	484	(1,063)
Minimum Pension Liability, net of tax	(174)	(1,703)	—

Balance at End of Period	(1,877)	(2,282)	(1,063)

Total Stockholders’ Equity	$439,022	$479,611	$427,832

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

(A) Significant Accounting Policies

Basis of Presentation –

     The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (“EXP” or the “Company”) after elimination of intercompany balances and transactions. EXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through EXP’s subsidiaries. The Company conducts two out of four of its cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (the “Joint Ventures”). Investments in Joint Ventures and affiliated companies, owned 50% or less, are accounted for using the equity method of accounting. The Equity in Earnings of Unconsolidated Joint Ventures has been included for the same period as the Company’s March 31 year end.

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

Cash and Cash Equivalents –

     Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

Accounts and Notes Receivable –

     Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $4.8 million and $4.5 million at March 31, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables. The Company has no significant credit risk concentration among its diversified customer base.

     Notes receivable at March 31, 2004 are collectible primarily over three years. The weighted average interest rate at March 31, 2004 and 2003 was 6.5% and 7.6%, respectively.

Inventories –

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2004	2003
Raw Materials and Materials-in-Progress	$12,543	$13,970
Finished Cement	4,423	4,507
Aggregates	3,803	3,021
Gypsum Wallboard	7,982	5,520
Paperboard	1,512	4,819
Repair Parts and Supplies	17,727	16,668
Fuel and Coal	900	633

	$48,890	$49,138

Property, Plant and Equipment –

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense was $31.5 million, $31.6 million and $30.8 million for the years ended March 31, 2004, 2003 and 2002, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 20 years

     The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At March 31, 2004 and 2003, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Other Assets –

     Other assets are primarily composed of loan fees and financing costs, other expenses, deposits and identified intangible assets other than goodwill.

Income Taxes –

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” That statement requires, among other things, that deferred taxes be provided on differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates. It also requires the recognition of future tax benefits such as operating loss carry forwards, to the extent that realization of such benefits is more likely than not.

Stock Repurchases –

     The Company’s Board of Directors has approved a cumulative total of 6,101,430 shares for repurchase. There are approximately 461,400 shares remaining under the Company’s current repurchase authorization at March 31, 2004. The Company repurchased and retired 58,500 shares of Class B Common Stock at a cost of $3.1 million during Fiscal 2004 and 223,384 shares of Common Stock at a cost of $8.1 million in Fiscal 2003.

Comprehensive Income/Losses –

     A summary of comprehensive income for the fiscal years ended March 31, 2004, 2003 and 2002 is presented below:

	For the Years Ended March 31,
	2004	2003	2002
Net Earnings	$66,901	$57,606	$39,706
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Hedging Instruments	579	484	(1,063)
Minimum Pension Liability Adjustments	(174)	(1,703)	0

Comprehensive Income	$67,306	$56,387	$38,643

     The unrealized gain (loss) on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. During Fiscal 2004, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This interest rate swap agreement expired on August 28, 2003 resulting in the reversal of the comprehensive loss recorded at March 31, 2003, and such amounts were reclassified to earnings. The accounting for interest rate swaps and other derivative financial instruments is discussed in Note M. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.”

     As of March 31, 2004, the Company has an accumulated other comprehensive loss of $1.9 million net of income taxes of $1.0 million, in connection with recognizing a minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of assets of the defined benefit retirement plans discussed in Note K.

Statements of Consolidated Earnings – Supplemental Disclosures –

     Selling, general and administrative expenses of the operating units are included in costs and expenses of each segment. Corporate general and administrative expenses include administration, financial, legal, employee benefits and other corporate activities not allocated to the segment and are shown separately in the statements of consolidated earnings. Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2004	2003	2003
Operating Units Selling G&A	$23,383	$20,481	$20,660
Corporate G&A	6,778	5,654	5,486
Spin-Off Expenses	2,494	—	—

	$32,655	$26,135	$26,146

     Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred expenses of $38.9 million, $30.5 million and $27.7 million in the years ended March 31, 2004, 2003 and 2002, respectively, for maintenance and repairs.

     Other net revenues include lease and rental income, asset sale income, non-inventoried aggregates sales income, recycled waste paper income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Statements of Consolidated Cash Flows – Supplemental Disclosures –

     Interest payments made during the years ended March 31, 2004, 2003 and 2002 were $2.7 million, $8.9 million and $14.4 million, respectively.

     The Company made net payments of $10.3 million and $1.5 million for federal and state income taxes in Fiscal 2004 and Fiscal 2003, respectively. The Company received a $1.4 million cash refund in Fiscal 2002.

Earnings Per Share –

     The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is based on the weighted average number of shares of common stock outstanding for the years ended March 31, 2004, 2003 and 2002 of 18,584,399, 18,418,191 and 18,350,716, respectively. Diluted earnings per common share is based on the weighted average number of common shares outstanding and share equivalents outstanding, assuming dilution from issued and unexercised stock options outstanding, of 18,736,368, 18,523,651 and 18,461,414 for the years ended March 31, 2004, 2003 and 2002, respectively. Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 65,000 shares at an average price of $42.85 for the year ended March 31, 2004, 322,000 shares at an average price of $38.92 for the year ended March 31, 2003 and 551,000 shares at an average price of $35.66 for the year ended March 31, 2002. All anti-dilutive options have expiration dates ranging from April 2008 to May 2012.

Accounting For Stock-Based Compensation –

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

     As of March 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123.

     In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant. For disclosures under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted average assumptions used in the Black-Scholes model to value the option awards in Fiscal 2004, 2003, and 2002, respectively, are as follows: dividend yield of 0.50 percent,

0.50 percent, and 0.64 percent; expected volatility of 31.7 percent, 32.3 percent, and 32.2 percent; risk-free interest rates of 3.2 percent, 5.0 percent, and 6.9 percent; and expected lives of 10 years for all three years.

     If the Company had recognized compensation expense for the stock options plan based on the fair value at the grant dates for awards, pro forma net earnings for Fiscal 2004, 2003 and 2002 would be as follows:

	For the Years Ended March 31,
	2004	2003	2002
Net Earnings -
As reported	$66,901	$57,606	$39,706
Add stock-based employee compensation included in the determination of net income as reported, net of tax	77	47	—
Deduct fair value of stock-based employee compensation, net of tax	(402)	(2,911)	(1,887)

Pro forma	$66,576	$54,742	$37,819

Basic Earnings Per Share -
As reported	$3.60	$3.13	$2.16
Pro forma	$3.58	$2.97	$2.06
Diluted Earnings Per Share -
As reported	$3.57	$3.11	$2.15
Pro forma	$3.55	$2.96	$2.05

New Accounting Standards –

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. SFAS No. 143’s primary impact on the Company relates to the accounting of quarry reclamation obligations. The Company adopted SFAS No. 143 in the first quarter of Fiscal 2004, and the adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146’s requirement for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in Note G — “Commitments and Contingencies,” while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. As of April 1, 2003 the Company adopted FIN 45 and it did not have a material effect on our consolidated financial statements.

     In January 2003, the Financial Accounting Standard Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. For VIEs created subsequent to January 31, 2003, the provisions of FIN 46 must be applied immediately. For VIEs created prior to that date, the adoption of FIN 46 is required for all reporting periods subsequent to December 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. As of March 31, 2003, the Company adopted the disclosure requirements of SFAS No. 148.

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

Goodwill and Other Intangible Assets –

     Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is no longer subject to amortization over its estimated useful life. Rather, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step is to identify potential impairment by determining whether the carrying amount of a reporting unit exceeds its fair value. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. In case of impairment, the recorded costs would be written down to fair value on a discounted basis. On January 1, 2004, the Company completed the first step of its annual impairment assessment and determined that the fair value of its reporting units exceeds its carrying amounts. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. There have been no changes in the carrying amount of the Company’s goodwill during the fiscal years ended March 31, 2004 and 2003.

     Other intangibles are amortized on a straight-line basis over 15 years. Other intangibles amortization totaled $0.1 million in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. The balance of other intangibles at March 31, 2004 and 2003 was $1.0 million and $1.1 million, respectively. Other intangibles amortization expense for the next five years is estimated to be $0.1 million annually.

Impairment or Disposal of Long-Lived Assets –

     The Company evaluates the recoverability of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Revenue Recognition –

     Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

     In accordance with EITF 00-10, “Accounting for Shipping and Handling Costs,” the Company classifies its freight revenue as sales and freight costs as cost of goods sold, respectively. Approximately $72.3 million in Fiscal 2004, $54.9 million in Fiscal 2003 and $54.4 million in Fiscal 2002 were classified as sales and cost of goods sold.

Reclassifications -

     Certain prior year balances have been reclassified to be consistent with the Fiscal 2004 presentation.

(B) Spin-Off by Centex

     In January 2004, the Company and Centex completed a series of transactions that resulted in the spin-off by Centex of its entire equity interest in the Company (the “Spin-off”). As a result of the Spin-off, the Company is no longer affiliated with Centex.

     At a special meeting of the stockholders of the Company held on January 8, 2004, the Company’s stockholders approved a proposal to reclassify the Company’s shares of common stock into two separate classes (Common Stock and Class B Common Stock), which was a condition to the obligation of Centex to consummate the Spin-off. Also at the special meeting, eight other stockholder proposals were approved by the required vote of stockholders, including a proposal to change the Company’s name to Eagle Materials Inc.

     On January 29, 2004, in connection with the Spin-off, the Company paid a special one-time cash dividend of $6.00 per share ($112.9 million total) to the holders of record of its common stock (including Centex) as of January 13, 2004. The Company used borrowings under its credit facility and cash on hand to fund the special dividend, and, consequently, immediately after payment of the dividend, the Company’s debt was $92.0 million.

     On January 30, 2004, the Company completed the reclassification of 9,220,000 of the approximately 12 million shares of the Company’s common stock held by Centex into a Class B Common Stock. Under the terms of the reclassification, the holders of Class B Common Stock have the right to elect at least 85% of the directors of the Company and the holders of the Common Stock have the right to elect the remaining members of the board. As of March 31, 2004, the holders of Class B Common Stock are entitled to elect six directors and the holders of Common Stock are entitled to elect one director.

     Immediately following the reclassification on January 30, 2004, Centex distributed all of the shares of Class B Common Stock received by it in the reclassification and the remaining shares of Common Stock held by Centex to its stockholders on a tax-free basis.

     On January 30, 2004, the Company also changed its name to Eagle Materials Inc. and on February 2, 2004, its existing class of common stock began trading on the NYSE under the symbol “EXP” and its new Class B Common Stock began trading under the symbol “EXP.B”.

(C) Property, Plant and Equipment

     Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2004	2003
Land and Quarries	$46,906	$46,891
Plants	620,411	615,047
Buildings, Machinery and Equipment	48,417	47,060

	715,734	708,998
Accumulated Depreciation	(234,929)	(207,810)

	$480,805	$501,188

     During the second quarter of Fiscal 2003, the Company closed its Georgetown, Texas quarry and crushing plant. Assets written off during the second quarter as part of the Georgetown closure totaled $2.6 million and was recorded in cost of sales. Portions of the Georgetown assets will be utilized at other company locations with the remainder to be sold. The Georgetown assets held for sale have been reclassified to other assets and totaled $0.7 million at March 31, 2004. During the first quarter of Fiscal 2003, all of the Company’s recycled fiber collection centers were sold.

(D) Indebtedness

Note Payable -

     Note payable balances are set forth below:

	March 31,
	2004	2003
Receivables Securitization Facility	$24,100	$25,257

     The weighted-average interest rate of the note payable borrowings during Fiscal 2004 and 2003 was 1.4% and 1.7%, respectively. The interest rate on note payable debt was 1.5% and 1.3% at March 31, 2004 and 2003, respectively. The amount of accounts receivable pledged under the receivables securitization program at March 31, 2004 and 2003 was $43.3 million and $36.9 million, respectively.

Long-term Debt -

     Long-term debt is set forth below:

	March 31,
	2004	2003
Bank Debt, Due December 2006, Unsecured	$58,700	$55,000
Subordinated Notes, 9½%, due July 2008, Unsecured	—	510
Property Note, Interest at 7%, Due March 2005, Secured	80	160
Less: Current Maturities	(80)	(80)

	$58,700	$55,590

     The weighted-average interest rate of bank debt borrowings during Fiscal 2004 and 2003 was 2.3% and 3.1%, respectively. The interest rate on the bank debt was 2.6% at March 31, 2004 and 2.3% at March 31, 2003.

     Maturities of long-term debt during the next five fiscal years are: 2005, $80; 2006, zero; 2007, $58,700; thereafter, zero.

Credit Facilities -

     On March 25, 2003, the Company amended its then existing credit facility to reduce the facility amount from $175.0 million to $155.0 million, modify certain financial and other covenants and extend the maturity date three years. The principal balance of the facility was paid off and terminated on December 18, 2003 and replaced with a new $250.0 million credit agreement (the “New Credit Facility”). The principal balance of the New Credit Facility matures on December 18, 2006. At March 31, 2004 the Company had $58.7 million in borrowings outstanding under the New Credit Facility. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 125 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had $185.1 million of borrowings available at March 31, 2004.

     On February 20, 2004, the Company entered into a $50.0 million trade receivable securitization facility (the “New Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The New Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The New Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The purpose of the New Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The borrowed funds have been used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the New Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the New Receivables Securitization Facility, the

Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $24.1 million outstanding under the New Receivables Securitization Facility at March 31, 2004.

     The Company was in compliance with all financial ratios and tests at March 31, 2004 and throughout the fiscal year under the Amended Credit Facility, the New Credit Facility and the New Receivables Securitization Facility.

     The New Credit Facility has a $25.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2004, the Company had $6.2 million of letters of credit outstanding.

(E) Income Taxes

     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2004	2003	2002
Current Provision (Benefit) -
Federal	$12,549	$0	$(1,146)
State	847	259	(90)

	13,396	259	(1,236)
Deferred Provision -
Federal	20,325	26,919	18,949
State	1,501	1,829	2,280

	21,826	28,748	21,229

Provision for Income Taxes	$35,222	$29,007	$19,993

     The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2004	2003	2002
Earnings Before Income Taxes	$102,123	$86,613	$59,699

Income Taxes at Statutory Rate	$35,743	$30,315	$20,895
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	1,526	1,357	1,424
Statutory Depletion in Excess of Cost	(3,148)	(3,048)	(2,556)
Other	1,101	383	230

Provision for Income Taxes	$35,222	$29,007	$19,993

Effective Tax Rate	34%	33%	33%

     The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2004	2003	2002
Excess Tax Depreciation and Amortization	$10,134	$21,253	$39,951
Net Operating Loss Carryover	12,115	3,757	(14,342)
Bad Debts	810	32	26
Uniform Capitalization	19	(390)	(259)
Accrual Changes	(1,566)	3,390	(5,144)
Other	314	706	997

	$21,826	$28,748	$21,229

     Components of deferred income taxes are as follows:

	March 31,
	2004	2003
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$120,764	$111,934
Other	5,305	5,084

	126,069	117,018

Items Giving Rise to Tax Assets -
Accrual Changes	(14,754)	(13,499)
Net Operating Loss Carryover	—	(12,115)
Bad Debts	(9,518)	(10,328)
Uniform Capitalization	(715)	(734)

	(24,987)	(36,676)

Net Deferred Income Tax Liability	$101,082	$80,342

     In Fiscal 2004, the Company fully utilized its regular and alternative minimum tax carryovers from Fiscal 2002. The Company has approximately $4 million of alternative minimum tax credits available to affect the excess of its regular over alternative minimum tax liability in future years.

(F) Business Segments

     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments in annual financial statements and requires selected information abut operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision makes in order to allocate resources and assess performance.

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

     As further discussed below the Company operates four cement plants, ten cement distribution terminals, four gypsum wallboard plants, five gypsum wallboard reload centers, a gypsum wallboard distribution center, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for the Company’s cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

     The Company accounts for inter-segment sales at market prices. The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,
	2004	2003	2002
Revenues -
Cement	$181,846	$173,198	$183,154
Gypsum Wallboard	272,924	212,790	183,500
Paperboard	112,366	92,898	84,293
Concrete and Aggregates	63,117	56,598	57,621
Other, net	2,242	2,632	(745)

	632,495	538,116	507,823
Less: Intersegment Revenues	(53,567)	(37,112)	(37,130)
Less: Joint Venture Revenues	(76,306)	(71,826)	(75,505)

	$502,622	$429,178	$395,188

	For the Years Ended March 31,
	2004	2003	2002
Intersegment Revenues -
Cement	$3,290	$3,505	$5,093
Paperboard	49,256	32,959	31,461
Concrete and Aggregates	1,021	648	576

	$53,567	$37,112	$37,130

Operating Earnings (Loss)-
Cement	$50,450	$54,712	$60,659
Gypsum Wallboard	35,604	27,196	4,643
Paperboard	20,942	17,614	9,977
Concrete and Aggregates	5,971	(268)	4,401
Other, net	2,242	2,632	(745)

Sub-Total	115,209	101,886	78,935
Corporate General and Administrative	(9,272)	(5,654)	(5,486)

Earnings Before Interest and Income Taxes	105,937	96,232	73,449
Interest Expense, net	(3,814)	(9,619)	(13,750)

Earnings Before Income Taxes	$102,123	$86,613	$59,699

Cement Operating Earnings -
Wholly Owned	$26,539	$29,631	$33,557
Joint Ventures	23,911	25,081	27,102

	$50,450	$54,712	$60,659

Cement Sales Volumes (M tons) -
Wholly Owned	1,340	1,260	1,321
Joint Ventures	1,178	1,101	1,120

	2,518	2,361	2,441

Identifiable Assets (1) -
Cement	$133,165	$135,894	$135,705
Gypsum Wallboard	327,137	322,580	341,724
Paperboard	184,447	193,661	206,607
Concrete and Aggregates	33,603	35,100	39,174
Corporate and Other	14,623	19,120	14,113

	$692,975	$706,355	$737,323

Capital Expenditures (1) -
Cement	$1,834	$2,517	$1,694
Gypsum Wallboard	8,208	3,028	1,197
Paperboard	1,263	4,724	2,745
Concrete and Aggregates	1,035	1,070	10,604
Other, net	87	552	54

	$12,427	$11,891	$16,294

	For the Years Ended March 31,
	2004	2003	2002
Depreciation, Depletion and Amortization (1) -
Cement	$5,039	$4,970	$4,828
Gypsum Wallboard	15,571	15,325	15,070
Paperboard	7,808	7,739	7,921
Concrete and Aggregates	2,982	3,651	3,052
Other, net	1,622	1,481	1,395

	$33,022	$33,166	$32,266

(1) Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Ventures, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. The Company accounts for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at March 31, 2004 and 2003 was $40.3 million. The segment breakdown of goodwill at March 31, 2004 and 2003 was Gypsum Wallboard ($33.3 million) and Paperboard ($7.0 million).

     Combined summarized financial information for the two jointly owned operations that are not consolidated is set out below (this combined summarized financial information includes the total combined amounts for the Joint Ventures and not the Company’s 50% interest in those amounts):

	For the Years Ended March 31,
	2004	2003	2002
Revenues	$158,002	$148,612	$156,670
Gross Margin	$54,439	$55,886	$59,794
Earnings Before Income Taxes	$47,823	$50,162	$54,204

	March 31,
	2004	2003
Current Assets	$50,223	$50,360
Non-Current Assets	$65,880	$68,566
Current Liabilities	$13,098	$11,444

(G) Commitments and Contingencies -

     The Company, in the ordinary course of business, has various litigation, commitments and contingencies. Management believes that none of the litigation in which it or any subsidiary is currently involved, if finally determined unfavorably to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2004, the Company had contingent liabilities under these outstanding letters of credit of approximately $6.2 million.

     The following table compares insurance accruals and payments for the Company’s operations:

	For the Years Ended March 31,
	2004	2003
Accrual Balances at Beginning Period	$3,849	$3,539
Insurance Expense Accrued	4,310	4,575
Payments	(4,276)	(4,265)

Accrual Balance at End of Period	$3,883	$3,849

     The Company is currently contingently liable for performance under $5.5 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. The Company has indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

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

     Republic Paperboard Company LLC is a party to a long-term paper supply agreement with BPB Gypsum Inc. (f/k/a James Hardie Gypsum Inc.) pursuant to which Republic is obligated to sell to BPB Gypsum 95% of the gypsum-grade recycled paperboard requirements to BPB Gypsum’s three gypsum wallboard plants acquired form James Hardie Gypsum. This amounts to approximately 35% to 40% of the Lawton, Oklahoma mill’s output of gypsum-grade recycled paperboard.

     The Company has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for the fiscal years 2004, 2003, and 2002 totaled $2.8 million, $2.9 million and $3.0 million, respectively. Minimum annual rental commitments as of March 31, 2004, under noncancellable leases are set forth as follows:

Fiscal Year	Total
2005	$2,296
2006	$1,309
2007	$848
2008	$302
2009	$46
Thereafter	$4,135

(H) Stock Option Plans

     The Company accounts for its stock option plans under APB Opinion No. 25 and the associated interpretations. No compensation expense has been recognized for these plans. Pro-forma footnote disclosure in accordance with SFAS 148 is presented in Note A “Summary of Significant Accounting Policies.”

     Prior to January 2004, the Company had two stock option plans for certain directors, officers and key employees of the Company: the Eagle Materials Inc. Amended and Restated Stock Option Plan (the “1994 Plan”) and the Eagle Materials Inc. 2000 Stock Option Plan (the “2000 Plan”). Although the 1994 Plan and the 2000 Plan provided that option grants may be at less than fair market value at the date of grant, the Company consistently followed the practice of issuing options at or above fair market value at the date of grant. Under both plans, option periods and exercise dates may vary within a maximum period of 10 years. Nearly all option grants have been issued with vesting occurring near the end of the option grants’ 10-year life; however, the option grants may qualify for early vesting, on an annual basis, if certain predetermined performance criteria are met. The Company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than fair market value at the date of grant.

     On January 8, 2004, the Company’s stockholders approved a new incentive plan (the “Plan”) that is a combined amendment and restatement of the two existing stock option plans discussed above. The number of shares available for issuance under the Plan has not increased from, and is the same as, the total number of shares available for issuance under the two stock plans listed above.

	For the Years Ended March 31,
	2004		2003		2002
	Number		Number		Number
	of	Weighted Average	of	Weighted Average	of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding Options at Beginning of Year	939,578	$32.23	1,069,499	$28.66	1,046,009	$28.77
Granted	130,500	$39.94	142,000	$42.88	109,500	$27.45
Exercised	(432,440)	$31.03	(244,469)	$22.94	(19,711)	$18.24
Cancelled	(69,582)	$34.75	(27,452)	$30.93	(66,299)	$31.55
Modification(1)	60,404	—	—		—

Outstanding Options at End of Year	628,460	$31.27	939,578	$32.23	1,069,499	$28.66

Options Exercisable at End of Year	332,662		577,294		548,537

Weighted Average Fair Value of Options Granted during the Year	$16.76		$18.85		$14.95

(1)In connection with the Spin-off, in order to ensure that the economic value of outstanding stock options was preserved, but not increased in accordance with FIN 44, a modification was made to the number of shares and their exercise price so that the award’s intrinsic value immediately after the modification was not greater than its intrinsic value immediately before and the ratio of exercise price per share to market value per share was not reduced.

     During Fiscal 2004, the Company issued 15,000 shares of Restricted Stock pursuant to the Plan. The restricted shares have a seven year vesting period and the value of the shares are being amortized over the term of the grant.

     The following table summarizes information about stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number of Shares	Remaining	Weighted Average	Number of Shares	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$10.87	5,518	0.3 years	$10.87	5,518	$10.87
$20.39 - $24.44	165,702	6.5 years	$22.06	112,318	$21.46
$28.72 - $31.63	140,164	5.6 years	$30.98	116,650	$31.40
$33.12 - $56.38	317,076	7.4 years	$36.57	98,176	$33.82

	628,460	6.7 years	$31.27	332,662	$28.42

     Shares available for future stock option grants were 1,131,062 at March 31, 2004.

(I) Fair Value of Financial Instruments

     The fair value of the Company’s long-term debt has been estimated based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values of the Company’s long-term debt approximate fair value.

     All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities.

(J) Agreements with Centex Corporation

     On January 30, 2004, the Spin-off of all of the Company shares owned by Centex was completed. At the time of the Spin-off, the Company entered into the following agreements with Centex:

     Administrative Services: The Company entered into an amended and restated administrative services agreement with Centex Service Company (“CSC”) that amended and restated a similar agreement with Centex entered into in 1994. The administrative services agreement will have a term of two years, but provides that the services to be provided by CSC will be phased out over the two-year term. The Company will pay CSC a fee of $21,125 per month, subject to adjustment, for such services. In addition the Company will reimburse CSC for its out-of-pocket expenses incurred in connection with the performance of such services.

     Intellectual Property: Under the terms of the intellectual property agreement, Centex will grant to the Company an exclusive, perpetual and royalty-free license to use all trademarks held by Centex which relate primarily or exclusively to the Company’s business.

     Tax Matters: In connection with the Spin-off from Centex, the Company has agreed to certain undertakings, including that, for a period of two years after the date of the distribution of EXP Common Stock by Centex, it will maintain its status as a company engaged in the active conduct of a trade or business, and will take no action to facilitate certain acquisitions of the Company’s stock. In addition, under Section 335(e) of the Internal Revenue Code, the distribution will be taxable to Centex if the distribution is part of a plan or series of related transactions pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest, based on either vote or value, in Centex or EXP. Acquisitions that occur during the period beginning two years before the distribution and ending two years after the distribution are subject to a rebuttable presumption that they are part of such a plan. If Centex becomes subject to tax under Section 355(e), its tax liability will be based upon the difference between the fair market value of the shares of Class B Common Stock and the shares of common stock at the time of the distribution and its adjusted basis in such stock at that time and this tax liability will be a significant amount.

     If the Company fails to comply with any such undertakings, or takes any other action or fails to take any other required action, and that failure to comply, action or omission contributes to a determination that the distribution fails to qualify as a tax free distribution, the Company will be required to indemnify Centex and the other members of the Centex group for all federal, state and local taxes, including any interest, penalty or additions to tax, incurred or imposed upon Centex or any other members of the Centex group and for any established tax liabilities of Centex stockholders resulting from the distribution.

(K) Pension and Profit Sharing Plans

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

     The annual measurement date is March 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plans.

     The following table (excluding the Joint Ventures) provides a reconciliation of the defined benefit plan obligations and fair value of plan assets over the two-year period ended March 31, 2004 and a statement of the funded status as of March 31, 2004 and 2003:

	For the Years Ended March 31,
	2004	2003
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$5,885	$4,489
Service Cost - Benefits Earned During the Period	300	840
Interest Cost on Projected Benefit Obligation	420	355
Actuarial Loss	1,538	401
Benefits Paid	(207)	(200)

Benefit Obligation at March 31,	7,936	5,885
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	3,702	4,300
Actual Return on Plan Assets	1,150	(784)
Employer Contributions	804	386
Benefits Paid	(207)	(200)

Fair Value of Plans at March 31,	5,449	3,702
Funded Status -
Funded Status at March 31,	(2,487)	(2,183)
Unrecognized Loss from Past Experience Different than that Assumed and Effects of Changes in Assumptions	3,033	2,655
Unrecognized Prior-Service Cost	723	848

Net Amount Recognized	$1,269	$1,320

Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(3,611)	$(3,468)
Prepaid Benefit Cost	1,269	1,320
Intangible Asset	723	848
Accumulated Other Comprehensive Income	2,888	2,620

Net Amount Recognized	$1,269	$1,320

     The accumulated benefit obligation for the defined benefit pension plan was $7.8 million and $5.9 million at March 31, 2004 and 2003, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2004	2003
Projected Benefit Obligation	$7,936	$5,885
Accumulated Benefit Obligation	$7,791	$5,850
Fair Value of Plan Assets	$5,449	$3,702

     Net periodic pension cost for the fiscal years ended March 31, 2004, 2003 and 2002, included the following components:

	For the Years Ended March 31,
	2004	2003	2002
Service Cost - Benefits Earned During the Period	$300	$239	$164
Interest Cost of Projected Benefit Obligation	420	355	288
Expected Return on Plan Assets	(286)	(336)	(246)
Amortization of Transition Asset	125	101	48
Amortization of Prior-Service Cost	296	132	66

Net Periodic Pension Cost	$855	$491	$320

     The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2004	2003	2002
Net Periodic Benefit Costs -
Discount Rate	5.8%	6.3%	7.0%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	3.5%	3.5%	3.5%

	March 31,
	2004	2003
Benefit Obligations -
Discount Rate	5.8%	6.3%
Rate of Compensation Increase	3.5%	3.5%

     The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, the Company developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term management approach employed by the Company, a return premium was added to the weighted-average benchmark portfolio return.

     The pension plan weighted-average asset allocation at March 31, 2004 and 2003 and the range of target allocation follows:

		Percentage of Plan
	Range of Target	Assets at March 31,
	Allocation	2004	2003
Asset Category -
Equity Securities	40–60%	70%	80%
Debt Securities	35–60%	30%	20%
Other	0–5%	—	—

Total		100%	100%

     The Company’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense and funded status.

     The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The Company also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks. None of the Plans hold any EXP stock.

     The Company expects to contribute to its defined benefit plan during Fiscal 2005. The amounts expected to be contributed to the pension plans is estimated to be adequate to satisfy minimum funding requirements.

     The Company had at March 31, 2004, a minimum pension liability of $3.6 million related to the accumulated benefit obligation in excess of the fair value of the plan assets

     The Company also provides a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a seven-year period. Costs relating to the employer discretionary contributions for the Company’s defined contribution plan totaled $2.2 million, $1.9 million and $1.3 million in fiscal years 2004, 2003 and 2002, respectively.

     In addition, the Company provides to former employees of the seller, who became employed by the Company as a result of the November 2000 Strategic Asset purchase, benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, the Company made matching contributions to its 401(k) plan totaling $0.1 million, $0.1 million and $0.4 million for these employees during fiscal years 2004, 2003 and 2002, respectively.

(L) Net Interest Expense

     The following components are included in interest expense, net:

	For the Years Ended March 31,
	2004	2003	2002
Interest (Income)	$(13)	$(36)	$(2,419)
Interest Expense	2,517	8,247	14,918
Other Expenses	1,310	1,408	1,251

Interest Expense, net	$3,814	$9,619	$13,750

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the assumed Notes the Amended Credit Facility, the New Credit Facility, the Receivables Securitization Facility, the New Receivables Securitization Facility and commitment fees based on the unused portion of the New Credit Facility and Amended Credit Facility. Included in interest expense for Fiscal 2003 is $0.5 million of costs resulting from the early termination of the Amended Credit Facility. , Other expenses include amortization of debt issue costs and costs associated with the New Credit Facility and the Amended Credit Facility and the New Receivables Securitization Facility.

(M) Hedging Activities

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

     During Fiscal 2004, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This agreement expired on August 28, 2003 and the amount recorded in accumulated other comprehensive losses at March 31, 2003 was reclassified to earnings. The Company currently is not a party to any interest rate swap agreement.

(N) Stockholders’ Equity

     On January 8, 2004, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the authorized number of shares of capital stock that the Company may issue from 50,000,000 shares of common stock and 2,000,000 shares of preferred stock to 100,000,000 shares of common stock (consisting of 50,000,000 shares of Common Stock and 50,000,000 shares of Class B Commons Stock) and 5,000,000 shares of preferred stock. The amendment to the Certificate of Incorporation became effective on January 30, 2004. The Company’s Board of Directors designated 40,000 shares of preferred stock (20,000 Class A Preferred and 20,000 Class B Preferred) for use in connection with the Rights Plan discussed below.

     Effective February 2, 2004, the Company entered into a Rights Agreement (“Rights Agreement”) that was approved by stockholders at the Special Meeting of Stockholders held on January 8, 2004. In connection with the Rights Agreement, the Board authorized and declared a dividend of one right per share of Common Stock and one right per share of Class B Common Stock. The Rights entitle the Company’s stockholders to purchase the Common Stock (the “Class A Rights”) or the Class B Common Stock (the “Class B Rights”) as applicable, in the event certain efforts are made to acquire control of the Company. There are no separate certificates or market for the Rights.

     The Class A Rights are represented by and trade with the Company’s Common Stock, and the Class B Rights are represented by and trade with the Company’s Class B Common Stock. The Rights will separate from the Common Stock or the Class B Common Stock upon the earlier of: (1) a public announcement that a person has acquired beneficial ownership of shares of Common Stock and/or Class B Common Stock representing in the aggregate 15% or more of the total number of votes entitled to be cast generally (other than in an election of directors) by the holders of Common Stock and Class B Common Stock then outstanding, voting together as a class, or (2) the commencement of a tender or exchange offer that would result in a person beneficially owning shares of Common Stock and/or Class B Common Stock representing in the aggregate

15% or more of the total number of votes entitled to be cast generally (other than in an election of directors) by the holders of Common Stock and Class B Common Stock then outstanding, voting together as a class. Should either of these conditions be met and the Rights become exercisable, each Class A Right will entitle the holder to buy 1/1,000th of a share of the Company’s Class A Preferred Stock at an exercise price of $140.00, and each Class B Right will entitle the holder to buy 1/1,000th of a share of the Company’s Series B Preferred Stock at an exercise price of $140.00. Each 1/1,000th of a share of the Series A Preferred Stock will essentially be the economic equivalent of one share of Common Stock, and each 1/1,000th of a share of the Series B Preferred Stock will essentially be the economic equivalent of one share of Class B Common Stock.

     Under certain circumstances, the Rights entitle the holders to buy the Company’s stock or shares of the acquirer’s stock at a 50% discount. The Rights may be redeemed by the Company for $0.001 per Right at any time prior to the first public announcement of the acquisition of beneficial ownership of shares of Common Stock and/or Class B Common Stock representing, in the aggregate, 15% or more of the total number of votes entitled to be cast generally (other than in an election of directors) by the holders of Common Stock and Class B Common Stock then outstanding, voting together as a class. If not redeemed, the Rights will expire on January 7, 2014.

(O) Quarterly Results (unaudited)

	Quarterly Results March 31,
	2004	2003
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$124,403	$109,568
Earnings Before Income Taxes	$21,385	$25,161
Net Earnings	$14,223	$16,735
Diluted Earnings Per Share	$0.77	$0.90
Second Quarter -
Revenues	$134,636	$116,077
Earnings Before Income Taxes	$28,664	$24,218
Net Earnings	$18,564	$16,107
Diluted Earnings Per Share	$1.00	$0.87
Third Quarter -
Revenues	$121,319	$101,880
Earnings Before Income Taxes	$27,481	$23,122
Net Earnings	$18,003	$15,378
Diluted Earnings Per Share	$0.95	$0.83
Fourth Quarter -
Revenues	$122,264	$101,653
Earnings Before Income Taxes	$24,593	$14,112
Net Earnings	$16,111	$9,386
Diluted Earnings Per Share	$0.85	$0.51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Eagle Materials Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows and shareholders’ equity, for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and subsidiaries at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Dallas, Texas,
May 6, 2004

Texas Lehigh Cement Company LP

Statements of Operations

	For the Years Ended December 31,
	2003	2002
Sales	$92,382,025	$88,448,870
Cost of goods sold	60,113,659	53,063,213

Gross margin	32,268,366	35,385,657
Selling, general, and administrative expenses	3,862,302	3,788,942

Operating income	28,406,064	31,596,715
Interest and other income	405,041	386,892

Net income	$28,811,105	$31,983,607

See accompanying notes.

Texas Lehigh Cement Company LP

Balance Sheets

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$3,948,273	$1,845,296
Receivables:
Trade accounts receivable, net of allowance for doubtful accounts and discounts of $639,131 and $555,327	10,593,007	10,506,726
Notes receivable	2,101,366	2,121,366

	12,694,373	12,628,092
Inventories:
Cement	2,603,107	2,722,506
Raw materials and materials-in-process	1,752,875	1,439,374
Parts and supplies	7,205,053	7,312,782

	11,561,035	11,474,662
Other current assets	709,527	564,143

Total current assets	28,913,208	26,512,193

Property, plant, and equipment:
Land, including quarry	3,755,765	3,755,765
Cement plant	101,605,134	99,872,496
Mobile equipment and other	4,641,600	4,593,089
Construction-in-progress	123,419	697,894

	110,125,918	108,919,244
Less accumulated depreciation and depletion	(74,526,361)	(70,408,924)

	35,599,557	38,510,320
Long-term notes receivable	448,842	2,536,522
Other assets	814,774	446,329

Total assets	$65,776,381	$68,005,364

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$4,097,608	$3,209,637
Accrued liabilities	4,169,816	3,711,164
Due to affiliates	183,076	393,862

Total liabilities	8,450,500	7,314,663

Commitments and contingencies Partners’ capital:
TLCC LP LLC	28,605,614	30,284,660
Lehigh Portland Investments, LLC	28,605,615	30,284,659
TLCC GP LLC	57,326	60,691
Lehigh Portland Holdings, LLC	57,326	60,691

Total partners’ capital	57,325,881	60,690,701

Total liabilities and partners’ capital	$65,776,381	$68,005,364

See accompanying notes.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

	TLCC	Lehigh	TLCC	Lehigh
	LP	Portland	GP	Portland Holdings,
	LLC	Investments, LLC	LLC	LLC	Total
Balance at December 31, 2001	$31,540,340	$31,540,340	$63,207	$63,207	$63,207,094
Net income for the year	15,959,820	15,959,819	31,984	31,984	31,983,607
Distribution of earnings	(17,215,500)	(17,215,500)	(34,500)	(34,500)	(34,500,000)

Balance at December 31, 2002	30,284,660	30,284,659	60,691	60,691	60,690,701
Net income for the year	14,376,741	14,376,742	28,811	28,811	28,811,105
Distribution of earnings	(15,718,500)	(15,718,500)	(31,500)	(31,500)	(31,500,000)
Other comprehensive loss	(337,287)	(337,286)	(676)	(676)	(675,925)

Balance at December 31, 2003	$28,605,614	$28,605,615	$57,326	$57,326	$57,325,881

See accompanying notes.

Texas Lehigh Cement Company LP

Statements of Cash Flows

	For the Years Ended December 31
	2003	2002
Operating Activities
Net income	$28,811,105	$31,983,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	4,611,700	4,595,783
Gain on sale of equipment	(14,140)	(25,504)
(Increase) Decrease in trade accounts receivable	(86,281)	910,152
Decrease (Increase) in notes receivable	2,107,680	(1,520,404)
Increase in inventories	(86,373)	(1,532,839)
Increase in other current assets	(145,384)	(222,724)
Increase in other assets	(137,957)	(99,992)
Increase in accounts payable	887,971	508,884
(Decrease) Increase in accrued liabilities and due to affiliates	(658,547)	165,841

Net cash provided by operating activities	35,289,774	34,762,804
Investing Activities
Additions to property, plant, and equipment	(1,706,319)	(1,310,997)
Proceeds from sale of equipment	19,522	70,055

Net cash used in investing activities	(1,686,797)	(1,240,942)
Financing Activity
Distributions of earnings	(31,500,000)	(34,500,000)

Net cash used in financing activity	(31,500,000)	(34,500,000)

Net increase (decrease) in cash and cash equivalents	2,102,977	(978,138)
Cash and cash equivalents at beginning of year	1,845,296	2,823,434

Cash and cash equivalents at end of year	$3,948,273	$1,845,296

See accompanying notes.

Texas Lehigh Cement Company LP

Notes to Financial Statements
December 31, 2003 and 2002

1. Organization

     Texas Lehigh Cement Company (the Company), a Texas general partnership, was formed June 27, 1986 to operate a cement plant near Austin, Texas. The Company was a fifty-fifty joint venture between Texas Cement Company (TCC), a wholly owned subsidiary of Eagle Materials, Inc. (EXP, formerly known as Centex Construction Products, Inc.), and Lehigh Portland Cement Company (Lehigh). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a .1% interest to a general partner, TLCC GP LLC and Lehigh Portland Holdings, LLC, and a 49.9% interest to a limited partner, TLCC LP LLC and Lehigh Portland Investments, LLC. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company.”

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

Notes Receivable

     The Company has three notes receivable with customers totaling $2,550,208 and $4,657,888 at December 31, 2003 and 2002. The first and second notes accrue interest at LIBOR (1.12% and 1.38% at December 31, 2003 and 2002, respectively) plus 3% and mature in 2007 and 2004, respectively. The third note accrues interest at 9%, with any past due principal and interest accruing interest at 18%. This note is currently past due. The amounts of the individual notes at December 31, 2003 are $661,531, $1,874,987, and $13,690, and December 31, 2002 are $2,374,991, $2,249,207, and $33,690, respectively.

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. The Company’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of operations. The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2003 and 2002, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Revenue Recognition

     Revenue from the sale of cement is recognized when title and ownership are transferred upon shipment to the customer.

Concentration of Risk

     One customer accounted for 7.6% and 13.8% of cement sales for 2003 and 2002 and 30.6% and 46.8% of trade and notes receivable at December 31, 2003 and 2002, respectively.

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

Shipping and Handling Fees and Costs

     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company classifies its freight revenue as sales and freight cost as cost of goods sold, respectively. Approximately $4,124,000 and $3,292,000 were classified as sales in 2003 and 2002, respectively.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the minimum pension liability adjustment. As of December 31, 2003, the Company recorded a cumulative adjustment for the minimum pension liability of $675,925. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of assets of the Company’s defined benefit pension plan as of December 31, 2003. This item is excluded from earnings and reported in a separate component of partners’ capital as “Other Comprehensive Loss.” Total accumulated comprehensive income for the years ended December 31, 2003 and 2002 was $28,135,180 and $31,983,607, respectively.

New Accounting Standards

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for any exit and disposal activities initiated after December 31, 2002. SFAS No. 146 had no impact on the Company’s financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, and requires that legal obligations associated with the retirement of long-lived assets be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset. The asset is depreciated and the liability is accreted over the useful life of the asset. SFAS No. 143 had no impact on the Company’s financial statements.

3. Related-Party Transactions

     The Company recorded sales to affiliates of $18,381,356 and $17,762,005 in 2003 and 2002, of which approximately $2,736,608 and $1,139,738 is included in trade accounts receivable at December 31, 2003 and 2002. The Company also purchased $825,891 and $786,264 of cement from Lehigh in 2003 and 2002, respectively. The Company accrued $26,265 and $97,571 for purchased cement received from affiliates but not paid for at December 31, 2003 and 2002, respectively.

     The Company reimburses EXP for certain expenses paid by EXP on the Company’s behalf. Total payments made to EXP for reimbursement of expenses were $1,839,409 and $1,734,572 during 2003 and 2002. At December 31, 2003 and 2002, the Company had accrued liabilities of $156,811 and $296,291, respectively, for the reimbursement of expenses paid by EXP.

4. Purchased Cement

     The Company purchases small amounts of cement for resale. Sales were approximately $11,790,650 and $8,940,748, and cost of sales was approximately $10,341,417 and $7,485,223 for 2003 and 2002, respectively.

5. Pension and Profit Sharing Plans

     The Company provides a profit sharing plan and a noncontributory defined benefit pension plan which together cover substantially all employees and provides specified benefits to qualified employees. The Company is not a party to any multi-employer pension plan. Benefits paid under the defined benefit plan cover hourly employees and are based on years of service and the employee’s qualifying compensation over the last few years of employment. The Company’s funding policy is to generally contribute amounts that are deductible for income tax purposes.

     The annual measurement date is December 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plan.

     The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2003 and a statement of the funded status as of December 31, 2003 and 2002:

	2003	2002
Reconciliation of Benefit Obligations
Benefit obligation at January 1	$2,152,676	$1,576,601
Service cost – benefits earned during the period	114,555	92,661
Interest cost on projected benefit obligation	144,209	122,046
Actuarial loss	74,025	379,326
Benefits paid	(24,363)	(17,958)

Benefit obligation at December 31	2,461,102	2,152,676
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at January 1	1,519,878	1,260,560
Actual return on plan assets	237,109	(6,696)
Employer contributions	335,552	283,972
Benefits paid	(24,363)	(17,958)

Fair value of plan assets at December 31	2,068,176	1,519,878
Funded Status
Funded status at December 31	(392,926)	(632,798)
Unrecognized loss from past experience different than that assumed and effects of changes in assumptions	742,724	839,136
Unrecognized prior-service cost	230,488	274,128

Net amount recognized	$580,286	$480,466

     Amounts recognized in the statements of financial position as of December 31, 2003 and 2002, consist of:

	2003	2002
Prepaid benefit cost	$—	$480,466
Accrued benefit liability	(326,127)	—
Intangible asset	230,488	—
Accumulated other comprehensive income	675,925	—

Net amount recognized	$580,286	$480,466

     The accumulated benefit obligation for the defined benefit pension plan was $2.4 million and $2.1 million at December 31, 2003 and 2002, respectively.

     Net periodic pension cost for the fiscal years ended December 31, 2003 and 2002, included the following components:

	For the Years Ended December 31,
	2003	2002
Service cost – benefits earned during the period	$114,555	$92,661
Interest cost of projected benefit obligation	144,209	122,046
Expected return on plan assets	(137,930)	(115,648)
Recognized net actuarial loss	71,258	38,472
Amortization of prior-service cost	43,640	43,640

Net periodic pension cost	$235,732	$181,171

     The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	For the Years Ended December 31,
	2003	2002
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.5%	6.5%
Compensation increase rate	4.0%	4.0%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.5%	7.0%
Long-term rate of return on plan assets	8.0%	8.0%
Compensation increase rate	4.0%	4.0%

     The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, the Company developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums.

As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted.

     The pension plan weighted-average asset allocation at year-end 2003 and 2002 and the range of target follows:

		Percentage of Plan
	Range of Target	Assets at Year-End
	Allocation	2003	2002
Asset category:
Equity securities	40-60%	61%	27%
Debt securities	35-60%	36	72
Other	0-5%	3	1

Total		100%	100%

     The Company’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the plan. These strategies consider not only the expected risks and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense and funded status.

     The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The Company also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks.

     The Company does not expect to contribute to its defined benefit plan during 2004. The amount previously contributed to the pension plan is estimated to be adequate to satisfy minimum funding requirements.

     The Company also provides a profit sharing plan, which covers substantially all salaried and certain hourly employees. The Company matches employees’ 401(k) contributions up to 4% of employees’ salaries. The Company’s contributions to the profit sharing plan were approximately $242,000 and $245,000 in 2003 and 2002, respectively.

6. Commitments and Contingencies

     The Company is involved in certain legal actions arising in the ordinary course of its business. Management is of the opinion that all outstanding litigation will be resolved without material effect to the financial position or results of operations of the Company.

Report of Independent Auditors

The Management Committee
Texas Lehigh Cement Company LP

     We have audited the accompanying balance sheets of Texas Lehigh Cement Company LP (a Texas limited partnership) as of December 31, 2003 and 2002 and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ERNST & YOUNG LLP

Dallas, Texas,
January 16, 2004

Texas Lehigh Cement Company LP

Statements of Operations
For the Years Ended December 31, 2001 and 2000

	2001	2000
SALES	$83,824,693	$85,998,813
COST OF GOODS SOLD	(47,575,470)	(47,530,973)

Gross income	36,249,223	38,467,840
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(3,449,627)	(3,461,191)

Operating income	32,799,596	35,006,649
INTEREST AND OTHER INCOME	2,683,917	2,908,329

NET INCOME	$35,483,513	$37,914,978

Texas Lehigh Cement Company LP

Balance Sheets—December 31, 2001 and 2000

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,823,434	$2,973,984
Receivables-
Trade accounts, net of allowance for doubtful accounts and discounts of $619,376 and $587,342 in 2001 and 2000, respectively	11,416,878	11,823,694
Current notes receivables	762,493	3,471,106

	12,179,371	15,294,800
Inventories-
Cement	2,127,569	2,415,212
Raw Materials and materials-in-process	1,185,528	1,020,986
Parts and supplies	6,628,726	6,572,714

	9,941,823	10,008,912
Other current assets	341,419	349,705

Total current assets	25,286,047	28,627,401

PROPERTY, PLANT AND EQUIPMENT:
Land, including quarry	3,845,665	3,845,665
Cement plant	99,262,445	98,431,781
Mobile equipment and other	4,583,382	4,575,682
Construction-in-progress	91,808	116,236

	107,783,300	106,969,364
Less – Accumulated depreciation and depletion	(65,943,643)	(61,403,025)

	41,839,657	45,566,339
LONG-TERM NOTES RECEIVABLE	2,374,991	2,874,995
OTHER ASSETS	346,337	183,580

Total assets	$69,847,032	$77,252,315

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$2,925,469	$3,568,842
Accrued Liabilities	3,584,767	3,797,654
Due to affiliates	129,702	162,238

Total liabilities	6,639,938	7,528,734

COMMITMENTS AND CONTINGENCIES PARTNERS’ CAPITAL:
TLCC LP LLC	31,540,340	34,792,067
TLCC GP LLC	63,207	69,724
Lehigh Portland Investments, LLC	31,540,340	34,792,066
Lehigh Portland Holdings, LLC	63,207	69,724

Total partners’ capital	63,207,094	69,723,581

Total liabilities and partners’ capital	$69,847,032	$77,252,315

The accompanying notes are an integral part of these financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2001 and 2000

		Lehigh		Lehigh		Lehigh
	Texas	Portland	TLCC	Portland		Portland
	Cement	Cement	LP	Investments,	TLC	Holdings,
	Company	Company	LLC	LLC	GP LLC	LLC	Total
BALANCE, December 31, 1999	$33,154,301	$33,154,302	$—	$—	$—	$—	$66,308,603
Net Income through September 30, 2000	13,654,578	13,654,577	—	—	—	—	27,309,155
Distribution through September 30, 2000	(12,500,000)	(12,500,000)	—	—	—	—	(25,000,000)

BALANCE, September 30, 2000	34,308,879	34,308,879	—	—	—	—	68,617,758
Limited Partnership formation	(34,308,879)	(34,308,879)	—	—	—	—	—
Net income from October 1 through December 31, 2000	—	—	34,240,261	34,240,261	68,618	68,618	—
Distributions from October 1 through			5,292,306	5,292,305	10,606	10,606	10,605,823
December 31, 2000	—	—	(4,740,500)	(4,740,500)	(9,500)	(9,500)	(9,500,000)

BALANCE, December 31, 2000	—	—	34,792,067	34,792,066	69,724	69,724	69,723,581
Net income for the year	—	—	17,706,273	17,706,274	35,483	35,483	35,483,513
Distribution of earnings	—	—	(20,958,000)	(20,958,000)	(42,000)	(42,000)	(42,000,000)

BALANCE, December 31, 2001	$—	$—	$31,540,340	$31,540,340	$63,207	$63,207	$63,207,094

     The accompanying notes are an integral part of these financial statements.

Texas Lehigh Cement Company LP

Statement of Cash Flows
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

Texas Lehigh Cement Company LP

Notes to Financial Statements
December 31, 2001 and 2000

1. Organization:

     Texas Lehigh Cement Company (the “Company”), a Texas general partnership, was formed June 27, 1986 to operate a cement plant near Austin, Texas. The Company was a fifty-fifty joint venture between Texas Cement Company (TCC), a wholly owned subsidiary of Centex Construction Products (CXP), and Lehigh Portland Cement Company (Lehigh”). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a .1% interest to a general partner and a 49.9% interest to a limited partner. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company”.

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

/s/Arthur Andersen LLP

Dallas, Texas
January 24, 2002

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the issuance of Texas Lehigh Cement Company LP’s financial statements for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the completion of Texas Lehigh Cement Company LP’s 2003 financial statements or the filing of Eagle Materials, Inc. Form 10-K. See Exhibit 23.2 for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 14c. Based upon the evaluations, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s current disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in this report has been processes, summarized and reported in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation by the Chief Executive Officer and Chief Financial Officer.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report and is incorporated herein by reference and the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s July 27, 2004 Annual Meeting of Stockholders (the “2004 EXP Proxy Statement”):

Items	Caption in the 2004 EXP Proxy Statement
10	Election of Directors
10	Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance
11	Executive Compensation
12	Stock Ownership
13	Certain Transactions
14	Relationship with Independent Public Accountants

     Code of Ethics. The policies comprising the Company’s code of ethics (“Eagle Ethics – A Guide to Decision – Making on Business Conduct Issues”) will represent both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, and the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at www.eaglematerials.com.

     Although the Company does not envision that any waivers of the code of ethics will be granted, should a waiver occur for the principal executive officer, principal financial officer, the principal accounting officer or controller, it will be promptly disclosed on our internet site. Also, any amendment of the code will be promptly posted on our internet site.

ITEM 11. EXECUTIVE COMPENSATION

     See Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 10 above.

     The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans of March 31, 2004. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

				Number of securities
				remaining available for
		Number of securities	Weighted average	future issuance under equity
		be issued upon exercise	exercise price of	compensation plans
		of outstanding options,	outstanding options,	excluding securities
	Incentive	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	Plan	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2004	628,460	$31.27	1,131,062
Equity compensation plans not approved by shareholders		0	0	0

Total		628,460	$31.27	1,131,062

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

     See Item 10 above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 89 - 90 of this Report.

b)	Reports on Form 8-K

On January 9, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing the results of the Stockholders’ meeting held on January 8, 2004.

On January 19, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing its third quarter net earnings for the quarter ended December 31, 2003.

On January 26, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K making available the presentation that will be made to investors at a series of meetings during January 2004 and from time to time thereafter.

On January 30, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K/A announcing the completion of the distribution by Centex on January 30, 2004 and the change of the Company’s name to Eagle Materials Inc.

On February 4, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing the signing of a Rights Agreement approved by Stockholders on January 8, 2004.

On February 13, 2004, the Company filed with the Securities and Exchange Commission a current report on Form 8-K/A announcing the termination of the temporary suspension of trading under the Company’s Employee Benefit Plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC. Registrant

June 10, 2004	/s/ STEVEN R. ROWLEY Steven R. Rowley, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 10, 2004	/s/ STEVEN R. ROWLEY Steven R. Rowley
Chief Executive Officer

June 10, 2004	/s/ ARTHUR R. ZUNKER, JR.
Arthur R. Zunker, Jr., Senior Vice President –
Finance and Treasurer
(principal financial and accounting officer)

June 10, 2004	/s/ F WILLIAM BARNETT
F. William Barnett, Director

June 10, 2004	/s/ ROBERT L. CLARKE
Robert L. Clarke, Director

June 10, 2004	/s/ O. GREG DAGNAN
O. Greg Dagnan, Director

June 10, 2004	/s/ LAURENCE E. HIRSCH
Laurence E. Hirsch, Director

June 10, 2004	/s/ MICHAEL R. NICOLAIS
Michael R. Nicolais, Director

June 10, 2004	/s/ DAVID W. QUINN
David W. Quinn, Director

INDEX TO EXHIBITS
EAGLE MATERIALS INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Commission on February 13, 2004 and incorporated herein by reference.

3.2	Amended and Restated Bylaws filed as Exhibit B to the Registration Statement on Form 8-A filed with the Commission on January 9, 2004 and incorporated herein by reference.

4.1	Credit Agreement dated December 18, 2003 among Centex Construction Products, Inc. (now known as Eagle Materials Inc.), JPMorgan Chase Bank, as the administrative agent, and the Lenders named therein filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the Commission on February 13, 2004 and incorporated herein by reference.

4.2*	Receivables Purchase Agreement dated as of February 20, 2004 between the Company, EXP Funding LLC, Market Street Funding Corporation and PNC Bank, National Association.

4.3	Rights Agreement, dated as of February 2, 2004, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent filed as Exhibit 1 to the Registration Statement on Form 8-A filed with the Commission on February 4, 2004 and incorporated herein by reference.

10.1	Joint Venture Agreement between Ilce, Inc. (f/k/a Illinois Cement Company, Inc.) and RAAM Limited Partnership dated April 1, 1972, as amended, filed as Exhibit 10.1 to the Form S-1 Registration Statement of the Company (File No. 33-74816) filed with the Commission on February 4, 1994 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Commission on June 21, 2001 (the “2001 10-K”) and incorporated herein by reference.

10.2(a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 10-K and incorporated herein by reference.

10.3*	The Eagle Materials Inc. Incentive Plan.(1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 31, 2000 and incorporated herein by reference.(1)

Exhibit
Number	Description of Exhibits
10.5*	Trademark License and Domain Name Agreement dated January 30, 2004 between the Company and Centex Corporation.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference.

10.7*	Amended and Restated Administrative Services Agreement dated as of January 30, 2004, between the Company and Centex Service Company.

10.8	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.9*	Form of Indemnification Agreement between the Company and each of its Directors.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Auditors – Ernst & Young LLP.

23.2*	Information Regarding Consent of Arthur Andersen LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(1)Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.