Form 10-Q
period 2004-06-30
EAGLE MATERIALS INC
filed 2004-08-06
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2004

Commission File Number 1-12984

Eagle Materials Inc.

Delaware
(State of Incorporation)

75-2520779
(I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐

As of August 2, 2004, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	9,635,147
Class B Common Stock, $.01 Par Value	8,905,769

Eagle Materials Inc. and Subsidiaries
Form 10-Q for the Quarter
Ended June 30, 2004

Page
PART I. FINANCIAL INFORMATION (unaudited)
Item 1. Consolidated Financial Statements:
Consolidated Statements of Earnings for the Three Months Ended June 30, 2004 and 2003	1
Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004	2
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2004 and 2003	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	26
SIGNATURES	27
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	June 30,
For the Three Months Ended	2004	2003
REVENUES
Cement	$32,956	$27,923
Gypsum Wallboard	82,256	62,990
Paperboard	18,125	16,684
Concrete and Aggregates	16,954	16,547
Other, net	—	259

	150,291	124,403

COSTS AND EXPENSES
Cement	24,884	21,245
Gypsum Wallboard	65,256	57,159
Paperboard	11,399	11,009
Concrete and Aggregates	14,823	15,121
Corporate General and Administrative	1,879	1,468
Interest Expense, net	708	1,492
Other, net	832	—

	119,781	107,494

EQUITY IN EARNINGS OF UNCONSOLIDATED
JOINT VENTURES	4,924	4,476

EARNINGS BEFORE INCOME TAXES	35,434	21,385
Income Taxes	12,221	7,162

NET EARNINGS	$23,213	$14,223

EARNINGS PER SHARE:
Basic	$1.25	$0.77

Diluted	$1.23	$0.77

AVERAGE SHARES OUTSTANDING:
Basic	18,631,714	18,406,710

Diluted	18,839,135	18,508,491

CASH DIVIDENDS PER SHARE	$0.30	$0.05

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited – dollars in thousands)

	June 30,	March 31,
	2004	2004
ASSETS
Current Assets –
Cash and Cash Equivalents	$5,023	$3,536
Accounts and Notes Receivable, net	64,624	54,352
Inventories	44,606	48,890

Total Current Assets	114,253	106,778

Property, Plant and Equipment –	719,789	715,734
Less: Accumulated Depreciation	(242,699)	(234,929)

Property, Plant and Equipment, net	477,090	480,805
Investments in Joint Ventures	50,677	51,503
Goodwill, net	40,290	40,290
Other Assets	14,914	13,599

	$697,224	$692,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Note Payable	$35,400	$24,100
Accounts Payable	33,410	31,196
Federal Income Taxes Payable	7,274	274
Accrued Liabilities	35,707	38,521
Current Portion of Long-term Debt	80	80

Total Current Liabilities	111,871	94,171

Long-term Debt	39,000	58,700
Deferred Income Taxes	104,046	101,082
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,635,231 and 9,607,029 Shares, respectively, Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 8,905,769 and 9,161,459 Shares, respectively	185	188
Capital in Excess of Par Value	13,849	28,223
Accumulated Other Comprehensive Losses	(1,877)	(1,877)
Unamortized Restricted Stock	(582)	(591)
Retained Earnings	430,732	413,079

Total Stockholders’ Equity	442,307	439,022

	$697,224	$692,975

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	June 30,
For the Three Months Ended	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$23,213	$14,223
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	8,110	8,429
Deferred Income Tax Provision	2,964	4,262
Equity in Earnings of Unconsolidated Joint Ventures	(4,924)	(4,476)
Distributions from Joint Ventures	5,750	6,549
Increase in Accounts and Notes Receivable	(10,197)	(9,492)
Decrease in Inventories	4,284	1,920
Decrease in Accounts Payable and Accrued Liabilities	(517)	(3,099)
(Increase) Decrease in Other, net	(326)	316
Increase in Income Taxes Payable	7,000	2,636

Net Cash Provided by Operating Activities	35,357	21,268

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions, net	(5,058)	(2,114)
Proceeds from Asset Dispositions	—	740

Net Cash Used in Investing Activities	(5,058)	(1,374)

CASH FLOWS FROM FINANCING ACTIVITIES
(Reduction) Addition to Long-term Debt	(19,700)	6,500
Addition to (Reduction) Note Payable	11,300	(25,257)
Dividends Paid to Stockholders	(5,643)	(921)
Retirement of Common Stock	(15,477)	—
Proceeds from Stock Option Exercises	708	1,387

Net Cash Used in Financing Activities	(28,812)	(18,291)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,487	1,603
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,536	6,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,023	$8,398

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2004

(A) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2004, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP” or the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004.

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

     Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

(B) STOCK-BASED EMPLOYEE COMPENSATION

     The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense is recognized related to the Company’s stock options because the number of shares are fixed at the grant date and each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

     In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company discloses the compensation cost based on the estimated fair value at the date of grant. For disclosures under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period.

     If the Company had recognized compensation expense for the stock option plans based on the fair value at the grant dates for awards, pro forma net earnings would be as follows:

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Net Earnings:
As reported	$23,213	$14,223
Add stock-based employee compensation included in the determination of net income as reported, net of tax	56	—
Deduct fair value of stock-based employee compensation, net of tax	(219)	(139)

Pro forma	$23,050	$14,084

Basic Earnings Per Share:
As reported	$1.25	$0.77
Pro forma	$1.24	$0.77
Diluted Earnings Per Share:
As reported	$1.23	$0.77
Pro forma	$1.22	$0.76

Long-term Incentive Compensation Plan

     On June 26, 2004, the Compensation Committee approved the Fiscal 2005 Long-term Incentive Compensation Plan (the “LTIP”) for senior officers of the Company. The LTIP is designed to attract and retain employees by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of the Company’s economic and operational objectives. The LTIP aligns the objectives of the Company and shareholder interests and is a combination of stock options and restricted stock units. All of the stock options and restricted stock units under the LTIP were granted under the Company’s Incentive Plan approved by the Company’s Stockholders on January 8, 2004.

Options. As of June 30, 2004, 51,178, options had been granted under the LTIP with vesting to be determined based on the achievement of prescribed three year averages of return on Stockholders’ Equity and Earnings before Interest and Taxes. The options will vest over a three year period and become exercisable ratably over a three year period subsequent to vesting. This award has been determined to be a variable award and we will record expense associated with these grants over the associated three year performance period based on the intrinsic value of the vested options measured at each quarter and year-end. As of August 4, 2004, an additional 18,570 options were issued pursuant to the LTIP plan.

Restricted Stock Units. As of June 30, 2004, approximately 23,000 shares of restricted stock units had been approved for issuance. Management’s estimate of the actual number of shares, which will vest and become payable to grantees based on the achievement of certain operational excellence goals for fiscal year 2005, is approximately 13,500 shares. For the quarter ended June 30, 2004, we recorded approximately $78,000 of compensation expense associated with the restricted stock unit grant, and the associated liability is reflected in accrued liabilities in the accompanying Consolidated Balance Sheet. We will record expense associated with these grants over the associated three year performance period.

(C) PENSION AND EMPLOYEE BENEFIT PLANS

     We sponsor several defined benefit and defined contribution pension plans covering the majority of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

     The following table shows the components of net periodic cost for our plans:

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Service cost – benefits earned during the period	$79	$75
Interest cost of benefit obligations	112	105
Amortization of unrecognized prior-service cost	31	31
Credit for expected return on plan assets	(107)	(72)
Actuarial loss	62	75

Net periodic cost	$177	$214

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

For the Three Months
Ended June 30, 2004
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$188
Retirement of Common Stock(1)	(3)
Stock Option Exercises	—

Balance at End of Period	185

Capital in Excess of Par Value –
Balance at Beginning of Period	28,223
Retirement of Common Stock(1)	(15,474)
Stock Option Exercises	1,100

Balance at End of Period	13,849

Retained Earnings –
Balance at Beginning of Period	413,079
Dividends Declared to Stockholders	(5,560)
Net Earnings	23,213

Balance at End of Period	430,732

Unamortized Restricted Stock –
Balance at Beginning of Period	(591)
Amortization	9

Balance at End of Period	(582)

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,877)

Balance at End of Period	(1,877)

Total Stockholders’ Equity	$442,307

(1)	Purchases of the Company’s Class B Common Stock during the quarter ended June 30, 2004, were 255,700 shares at an average price of $60.52. As of June 30, 2004, the Company has authorization to purchase an additional 205,716 shares.

(E) CASH FLOW INFORMATION — SUPPLEMENTAL

     Cash payments made for interest were $0.5 million and $0.8 million for the three months ended June 30, 2004 and 2003, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2004 and 2003, were $1.0 million and $0.02 million, respectively.

(F) COMPREHENSIVE INCOME

     A summary of comprehensive income is presented below:

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Net Earnings	$23,213	$14,223
Other Comprehensive Income, net of Tax:
Unrealized Gain on Hedging Instruments	—	287

Comprehensive Income	$23,213	$14,510

     The unrealized gain on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. During Fiscal 2004, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This interest rate swap agreement expired on August 28, 2003, resulting in the reversal of the comprehensive loss recorded at March 31, 2003, and such amounts were reclassified to earnings. The unrealized gains and losses, net of deferred tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.”

     As of June 30, 2004, the Company has an accumulated other comprehensive loss of $1.9 million, net of income taxes of $1.0 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.

(G) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	June 30, 2004	March 31, 2004
	(dollars in thousands)
Raw Materials and Material-in-Progress	$11,277	$12,543
Finished Cement	2,801	4,423
Gypsum Wallboard	8,035	7,982
Paperboard	1,629	1,512
Aggregates	3,535	3,803
Repair Parts and Supplies	16,513	17,727
Fuel and Coal	816	900

	$44,606	$48,890

(H) COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted common shares outstanding was as follows:

	Three Months Ended June 30,
	2004	2003
Weighted-Average Shares of Common Stock Outstanding	18,631,714	18,406,710
Common Equivalent shares:
Assumed Exercise of Outstanding Dilutive Options	598,735	754,815
Less Shares Repurchased from Proceeds of Assumed Exercise of Options	(395,020)	(653,034)
Restricted Shares	3,706	—

Weighted-Average Common and Common Equivalent Shares Outstanding	18,839,135	18,508,491

(I) SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker in order to allocate resources and assess performance.

     We operate in four business segments: Cement, Gypsum Wallboard, Recycled Paperboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being our principal lines of business. These operations are conducted in the United States and include the mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

     Demand for our products is derived primarily from residential construction, commercial and industrial construction and public (infrastructure) construction, which are highly cyclical and are influenced by prevailing economic conditions, including interest rates and availability of public funds. Due to the low value-to-weight ratio of cement, concrete and aggregates, these industries are largely regional and local with demand tied to local economic factors that may fluctuate more widely than those of the nation as a whole.

     As further discussed below, we operate four cement plants, ten cement distribution terminals, four gypsum wallboard plants, five gypsum wallboard reload centers, a gypsum wallboard distribution center, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

     We conduct two out of four of our cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Revenues –
Cement	$56,467	$49,413
Gypsum Wallboard	82,256	62,990
Paperboard	31,793	28,088
Concrete and Aggregates	17,253	16,813
Other, net	—	259

Sub-total	187,769	157,563
Less: Intersegment Revenues	(14,748)	(12,647)
Less: Joint Ventures	(22,730)	(20,513)

Net Revenues	$150,291	$124,403

	For the Three Months
	Ended June 30,
	2004	2003
Intersegment Revenues –
Cement	$781	$977
Paperboard	13,668	11,404
Concrete and Aggregates	299	266

	$14,748	$12,647

Operating Earnings –
Cement	$12,996	$11,154
Gypsum Wallboard	17,000	5,831
Paperboard	6,726	5,675
Concrete and Aggregates	2,131	1,426
Other, net	(832)	259

Sub-total	38,021	24,345
Corporate General and Administrative	(1,879)	(1,468)

Earnings Before Interest and Income Taxes	36,142	22,877
Interest Expense, net	(708)	(1,492)

Earnings Before Income Taxes	$35,434	$21,385

Cement Operating Earnings –
Wholly Owned	$8,072	$6,678
Joint Ventures	4,924	4,476

	$12,996	$11,154

Cement Sales Volumes (M tons) –
Wholly Owned	417	363
Joint Ventures	341	303

	758	666

Capital Expenditures (1) –
Cement	$1,404	$820
Gypsum Wallboard	2,424	662
Paperboard	985	373
Concrete and Aggregates	245	259

	$5,058	$2,114

Depreciation, Depletion and Amortization(1) –
Cement	$1,259	$1,254
Gypsum Wallboard	4,002	3,903
Paperboard	1,942	1,988
Concrete and Aggregates	703	764
Other, net	204	520

	$8,110	$8,429

	June 30,	March 31,
	2004	2004
Identifiable Assets(1) –
Cement	$134,477	$133,165
Gypsum Wallboard	327,901	327,137
Paperboard	184,315	184,447
Concrete and Aggregates	36,141	33,603
Corporate and Other	14,390	14,623

	$697,224	$692,975

(1) Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Ventures, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at June 30, 2004 and 2003 was $40.3 million. The segment breakdown of goodwill at June 30, 2004 and 2003 was Gypsum Wallboard ($33.3 million) and Paperboard ($7.0 million).

     Combined summarized financial information for the two jointly owned operations that are not consolidated is set out below (this combined summarized financial information includes the total amounts for the Joint Ventures and not the Company’s 50% interest in those amounts):

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Revenues	$46,707	$40,726
Gross Margin	$11,479	$10,588
Earnings Before Income Taxes	$9,848	$8,952

	As of
	June 30,	March 31,
	2004	2004
Current Assets	$51,739	$50,223
Non-Current Assets	$64,015	$65,880
Current Liabilities	$14,401	$13,098

(J) NET INTEREST EXPENSE

     The following components are included in interest expense, net:

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Interest (Income)	$—	$(2)
Interest Expense	584	1,017
Other Expenses	124	477

Interest Expense, net	$708	$1,492

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with bank borrowings, the accounts receivable securitization facility and commitment fees based on the unused portion of the bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.

(K) COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2004, we had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

     The following table compares insurance accruals and payments for the Company’s operations:

	As of and for the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Accrual Balances at Beginning Period	$3,883	$3,849
Insurance Expense Accrued	805	1,128
Payments	(1,104)	(1,169)

Accrual Balance at End of Period	$3,584	$3,808

     The Company is currently contingently liable for performance under $5.5 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

     In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or results of operations. The Company currently has no outstanding guarantees.

(L) SUBSEQUENT EVENT

     On July 28, 2004, we announced that our Board of Directors authorized the repurchase of an additional 1,800,000 shares of common stock, raising our current repurchase authorization to approximately 2,000,000 shares. The repurchase authorization applies to both classes of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

     Eagle Materials Inc. is a diversified producer of basic construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three months ended June 30, 2004 and 2003, reflects the Company’s four businesses segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

     A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Our cement companies are located in geographic areas west of the Mississippi river. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 250 mile radius of the plants. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates are tied more closely to the economies of the local and regional markets, which may fluctuate more widely than the nation as a whole. Wallboard shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S.

     The seasonally adjusted annual rate of total construction put in place, posted its third straight sequential increase in May 2004. Construction activity also increased 9% versus the year-ago level. Wallboard demand has been favorably impacted by strong residential construction due to low interest rates; however, a continued rise in interest rates could impact this demand. Commercial and industrial activity are showing signs of improvement in recent months, and improvements, if sustained, may help to offset reduced demand in the residential construction sector if interest rates continue to increase. Cement demand continues to be positively impacted by the strong housing market, an improving non-residential construction market and a continuation of the high level of federal transportation projects.

     General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry, and increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

     The Company conducts two of its cement operations through Joint Ventures, Texas Lehigh Cement Company LP, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. The Company owns a 50% interest in each Joint Venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note I of the Notes to the Unaudited Consolidated Financial Statements for additional segment information.

RESULTS OF OPERATIONS

June 30, 2004 Compared to June 30, 2003

     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Cement(2)	$56,467	$49,413	$12,996	$11,154
Gypsum Wallboard	82,256	62,990	17,000	5,831
Paperboard	31,793	28,088	6,726	5,675
Concrete & Aggregates	17,253	16,813	2,131	1,426
Other, net	—	259	(832)	259

Sub-total	187,769	157,563	$38,021	$24,345

Less: Intersegment Revenues	(14,748)	(12,647)
Less: Joint Venture Revenues	(22,730)	(20,513)

Total	$150,291	$124,403

(1) Prior to Corporate General and Administrative expenses.

(2) Total of wholly and proportionately consolidated 50% interest in Joint Ventures results.

Consolidated

Operating Earnings.

     Continued strong residential construction and mild spring weather in our markets helped to increase the June 30, 2004, quarter sales volume, revenues and net earnings. Demand in our core markets was strong as we reported record sales volume in our Cement and Gypsum Wallboard segments for the quarter ended June 30, 2004.

     Cement operating earnings increased 17% from last year due to increased sales volume and higher net sales prices, partially offset by costs associated with imported cement. Gypsum Wallboard sales volume was up 9% due to record industry demand and operating earnings increased 192% due to increased volumes and sales prices. Paperboard reported higher operating earnings due to increased shipments at higher net sales prices. Concrete and Aggregates operating earnings increased 49% due to increased Aggregates sales volume and higher Aggregates sales price, partially offset by decreased Concrete sales volume at our Texas operations.

Other Income.

     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Included in this quarter’s Other Income (Loss) is approximately $.9 million of cost associated with the relocation of Gypsum Wallboard’s headquarters to Dallas, Texas.

Corporate Overhead.

     Corporate general and administrative expenses for the first quarter of Fiscal 2005, were $1.9 million compared to $1.5 million for last fiscal year’s first quarter. The increase was primarily the result of increased consulting, insurance, and employee related costs.

Net Interest Expense.

     Net interest expense of $.7 million for the first quarter of Fiscal 2005, decreased $.8 million from last year’s first quarter due to lower average borrowings and the lack of interest rate swap costs in the current period.

Income Taxes.

     The effective tax rate for Fiscal 2005, is 34.5%, the same as for Fiscal 2004.

Net Income.

     Pre-tax earnings of $35.4 million were 65% above last year’s first quarter pre-tax earnings of $21.4 million. Net earnings of $23.2 million, increased 63% from net earnings of $14.2 million for last fiscal year’s first quarter. Diluted earnings per share of $1.23 were 60% higher than the $0.77 for last year’s same quarter.

Cement Operations(1)

	For the Three Months
	Ended June 30,
			Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues	$56,467	$49,413	14%
Freight and Delivery Costs billed to customers	(4,674)	(5,069)	(8)%

Net Revenues	$51,793	$44,344	14%

Sales Volume (M Tons)	758	666	14%
Average Net Sales Price	$68.34	$66.56	3%
Unit Costs	$51.23	$49.82	3%
Operating Margin	$17.11	$16.74	2%
Operating Earnings	$12,996	$11,154	17%

(1)Total of wholly owned and proportionately consolidated 50% interest of Joint Ventures results.

Revenues:	Price increases were implemented during the current quarter in each of our markets, except for the Texas market, which had a price increase implemented in the fourth quarter of Fiscal 2004. Sales volumes have been strong due to high levels of construction activity and favorable weather conditions. The tight supply of cement in these markets has resulted in sold out conditions at all of our plants.

Operating Margins:	Purchased cement accounted for $0.86 of the total increase in costs per ton along with higher fuel costs. Purchased cement tons were 92,000 tons versus 32,000 tons in the prior year fiscal quarter.

Outlook:	U.S. Cement consumption remains strong as a result of high housing activity, recovery of commercial construction and federal and state infrastructure projects. U.S. Cement pricing is expected to remain stable or increase due to strong domestic consumption, increasing world consumption and higher international freight costs for imported cement. Total U.S. shipments of 49.7 million short tons for the first 5 months of Calendar 2004, were 9.6% above the same period in Calendar 2003. Cement imports for the first 4 months of Calendar 2004, were 7.6 million short tons, 16.2% above last year’s imports. The U.S. Cement industry has been sold out for the last 10 years and it is estimated that current domestic production capacity is 20% short of domestic consumption.

Gypsum Wallboard

	For the Three Months
	Ended June 30,
			Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues, as reported	$82,256	$62,990	31%
Freight and Delivery Costs billed to customers	(17,240)	(14,530)	19%

Net Revenues	$65,016	$48,460	34%

Sales Volume (MMSF)	641	586	9%
Average Net Sales Price	$101.39	$82.72	23%
Unit Costs	$74.88	$72.77	3%
Operating Margin	$26.51	$9.95	166%
Operating Earnings	$17,000	$5,831	192%

Revenues:	Price increases were implemented during the current quarter in the majority of our principal markets. Price increases are a result of record demand resulting in the near full capacity utilization of the U.S. Gypsum industry. Our sales volumes have increased due to the tight supply of wallboard in U.S. markets and as of June 30, 2004, all of our plants were sold out.

Operating Margins:	Cost of sales was impacted primarily by increasing natural gas and paper costs.

Outlook:	Strong demand from new housing resulted in record wallboard consumption for the first six months of Calendar 2004. According to the Gypsum Association, national wallboard consumption of 17 billion square feet was up 10.8% from last year’s same period.

Industry utilization rates have been trending upward towards 95% over the last 12 months and as a result, pricing has firmed up in all of the markets we serve. We have announced an average price increase of 10% effective for July 2004. The full impact of price increases are not immediately reflected in our revenue numbers as price increases are typically phased in over a two to three month period to protect existing customer contracts and purchase orders.

Recycled Paperboard

	For the Three Months
	Ended June 30,
			Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$31,793	$28,808	10%
Freight and Delivery Costs billed to customers	(668)	(655)	2%

Net Revenues	$31,125	$28,153	11%

Sales Volume (M Tons)	70	67	5%
Average Net Sales Price	$445.42	$410.15	9%
Unit Costs	$349.24	$325.45	7%
Operating Margin	$96.27	$84.70	14%
Operating Earnings	$6,726	$5,675	19%

Revenues:	Paperboard sales to our wallboard division were 28 thousand tons at $13.7 million compared to 25 thousand tons at $11.4 million in last year’s comparable quarter. Paperboard achieved price increases in each of the products it sells, primarily as a result of contract escalators and higher non-gypsum grade paper sales prices.

Operating Margins:	Cost of sales per ton were impacted primarily by higher fuel and power costs, higher recycled fiber costs, and higher chemical costs, offset positively by the impact of higher production volumes on fixed manufacturing costs.

Outlook:	Our paperboard mill continues to make operational and marketing improvements and is now currently producing at a capacity 25% greater than its original design capacity. Further improvements requiring some additional capital are currently being evaluated that would increase capacity by an additional 25%.

Concrete and Aggregates

	Concrete			Aggregates
	For the Three Months Ended			For the Three Months Ended
	June 30,			June 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
	{(dollars in thousands)			(dollars in thousands)
Gross Revenues	$10,304	$11,018	(7)%	$6,949	$5,795	20%
Sales Volume –
M Cubic Yards/Tons	188	209	(10)%	1,211	1,059	14%
Average Net Sales Price	$54.85	$52.97	4%	$5.56	$5.23	6%
Unit Costs	$52.04	$46.88	11%	$4.24	$5.08	(17)%
Operating Margin	$2.81	$6.09	(54)%	$1.32	$0.15	780%
Operating Earnings	$528	$1,271	(58)%	$1,603	$155	934%

Revenues:	Aggregates revenues were positively impacted primarily by price increases of $1 per ton in the northern California market where demand continues to outpace supply. Concrete revenues were negatively impacted primarily by volume decreases in the Austin, Texas market as a result of record rainfalls, and were offset partially, by increased sales prices in both of the markets we serve.

Operating Margins:	Concrete margins were negatively impacted by increased raw materials and delivery costs primarily in the northern California market. Aggregates costs per ton decreased as a result of lower production maintenance and repair costs at our aggregates facilities and fixed manufacturing costs being spread over a higher number of tons sold.

Outlook:	Concrete pricing in the Austin, Texas market has stabilized over the past six months and we anticipate pricing to begin to rebound in the second and third quarters of Fiscal 2005. Aggregates pricing, primarily in the Sacramento area, continues to strengthen due primarily to demand in excess of capacity. We currently maintain the rights to one of the largest aggregates reserves in the northern California region.

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

•	Impairment of Long-Lived Assets. We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If necessary, recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

•	Goodwill. Goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value. A second step is performed to compute the amount of the impairment by determining a “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors.

•	Environmental Liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. We record environmental accruals when it is probable that a reasonably estimable liability has been incurred. Environmental remediation accruals are based on internal studies and estimates, including shared financial liability with third parties. Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

•	Valuation of Accounts Receivable. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligation to us, the balance in the reserve for doubtful accounts is evaluated, and if determined to be deficient, a specific amount will be added to the reserve. For all other customers, the reserve for doubtful accounts is determined by the length of time the receivables are past due or the status of the customer’s financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.

     The following table provides a summary of our cash flows:

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$35,357	$21,268
Investing Activities:
Capital Expenditures and Other Investing Activities	(5,058)	(1,374)

Net Cash used in Investing Activities	(5,058)	(1,374)
Financing Activities:
(Reduction) Additions to Long-term debt, net	(19,700)	6,500
Addition to (Reduction) Note Payable	11,300	(25,257)
Retirement of Common Stock	(15,477)	—
Dividends Paid	(5,643)	(921)
Proceeds from Stock Option Exercises	708	1,387

Net Cash used in Financing Activities	(28,812)	(18,291)

Net Increase in Cash	$1,487	$1,603

     The $14.0 million increase in cash flows from operating activities in the first quarter of Fiscal 2005, was largely attributable to increased earnings. In addition, changes in working capital items such as decreases in inventory and an increase in federal taxes payable contributed to the increase in cash flows from operating activities.

     Working capital at June 30, 2004, was $2.4 million compared to $12.6 million at March 31, 2004. The decrease resulted primarily from a $10.3 million increase in accounts and notes receivable; a $11.3 million increase in notes payable; a $0.6 million decrease in accounts payable and accrued liabilities; a $7.0 million increase in federal taxes payable, offset against a $1.5 million increase in cash.

     Total debt was reduced from $82.9 million at March 31, 2004, to $74.5 at June 30, 2004. Debt-to-capitalization at June 30, 2004, was 14.4% compared to 15.9% at March 31, 2004.

     Based on our financial condition at June 30, 2004, along with the prospects of higher net earnings in Fiscal 2005, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth. The Company was in compliance at June 30, 2004 and during the three months ended June 30, 2004, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.

     Cash and cash equivalents totaled $5.0 million at June 30, 2004, compared to $3.5 million at March 31, 2004.

Debt Financing Activities.

     Our $250.0 million credit facility (the “Credit Facility”) matures on December 18, 2006. At June 30, 2004, we had $39.1 million borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are guaranteed by all major operating subsidiaries of the Company. Under the Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had a total of $204.5 million of borrowings available at June 30, 2004, under the Credit Facility.

     Our $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”), was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The Receivables Securitization Facility has been fully consolidated on the accompanying unaudited consolidated balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. Initially, the borrowed funds have been used to pay down borrowings under the Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, we are required to adhere to certain financial and other covenants that are similar to those in the Credit Facility. The Company had $35.4 million of borrowings outstanding at June 30, 2004, under the Receivables Securitization Facility.

     Other than the Receivables Securitization Facility and the Credit Facility, the Company has no other source of committed external financing in place. In the event the Receivables Securitization Facility is terminated, funds should be available under the Credit Facility to repay borrowings. However, if the Credit Facility is terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.

     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Credit Facility a $25.0 million Letter of Credit Facility. At June 30, 2004, the Company had $6.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $5.5 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases. During the first quarter of Fiscal 2005, we repurchased 255,700 shares of our Class B Common Stock at a cost of $15.5 million or an average price per share of $60.52. We did not repurchase any shares during the three months ended June 30, 2003. A total of 205,716 shares remained at June 30, 2004 under the existing share repurchase authorization.

     On July 28, 2004, we announced that our Board of Directors authorized the repurchase of an additional 1,800,000 shares of common stock, raising our current repurchase authorization to approximately 2,000,000 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.

Dividends. Dividends paid in the three months of 2004 and 2003 were $5.6 million and $.92 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.

Capital Resources.

The following table compares capital expenditures:

	For the Three Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Land and Quarries	$377	$266
Plants	2,324	1,593
Buildings, Machinery and Equipment	2,357	255

Total capital expenditures	$5,058	$2,114

     For Fiscal 2005, we expect expenditures of the following: approximately $25 million ($12.5 million higher than our 2004 levels), with the year-over-year increase due to (1) cement limestone crusher relocation and the construction of a cement storage silo, and (2) significant equipment upgrades relating to the further automation of our wallboard plants. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

GENERAL OUTLOOK

     See Outlook discussions in each of our segment operations.

FORWARD-LOOKING STATEMENTS

     Certain sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

•	Levels of construction spending. Demand for the Company’s products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity could have a material adverse effect on the Company’s financial condition and results of operations.

•	Interest rates. The Company’s business is significantly affected by the movement of interest rates. The level of residential, commercial and infrastructure construction activity is directly related to the level of interest rates. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expenses related to the Company’s borrowings under its credit facilities.

•	Price fluctuations and supply demand for our products. The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on the Company’s financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with the Company’s business or substantial decreases in their availability could materially and adversely affect the Company’s sales and operating profits. A major cost component in each of the Company’s businesses is the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with the Company’s business could change significantly in a short period of time for reasons outside the Company’s control. In the event of large or rapid increases in prices, the Company may not be able to pass the increases through to its customers in full, which would reduce the Company’s operating margin.

•	National and regional economic conditions. A majority of the Company’s revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	The seasonal nature of the Company’s business. A majority of the Company’s business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the company’s common stock.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of the Company’s business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on the Company’s results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If the Company is unable to keep its products competitively priced, its sales could be reduced materially. Also, the Company may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put the Company at a disadvantage and cause it to lose customers and sales volume. The Company’s failure to continue to compete effectively could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	Environmental liabilities. The Company’s operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. Certain of the Company’s operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of the Company’s business. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. The operations of the Company and its customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that the Company is in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be affected by regulatory issues affecting its customers.

•	The Company’s ability to successfully identify, complete and efficiently integrate acquisitions. Integrating acquired businesses requires a significant amount of management time and skill and may place significant demands on the Company’s operations and financial resources. The Company may not be able to successfully integrate acquired businesses into its operations, which could have a material effect on its business and results of operations. If the Company is unable to achieve the anticipated synergies from an acquisition, the costs of such an acquisition could exceed the net income the Company derives from the acquired operations.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and receivables securitizations classified as debt. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2004, the Company had approximately $74.5 million in variable rate debt ($39.1 million in bank debt and $35.4 million note payable under the Company’s accounts receivable securitization program). Accordingly, using the balance of the Company’s variable rate debt as of June 30, 2004, of $74.5 million, if the applicable interest rate on such debt (LIBOR or commercial paper rate) increases by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $745,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $745,000 for such period. We do not utilize forward or option contacts on foreign currencies or other types of derivative financial instruments.

     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On April 27, 2004, the Company furnished to the Securities and Exchange Commission a current report on Form 8-K announcing net earnings for the quarter and the fiscal year ended March 31, 2004.

     On May 24, 2004, the Company furnished to the Securities and Exchange Commission a current report on Form 8-K making available the presentation that was made to investors at a series of meetings during May 2004 and from time-to-time thereafter.

     All other items required under Part II are omitted because they are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

August 5, 2004	/s/ STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

August 5, 2004	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)