Form 10-Q
period 2004-09-30
EAGLE MATERIALS INC
filed 2004-11-05
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2004

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☑ No ☐

As of November 2, 2004, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	9,667,907
Class B Common Stock, $.01 Par Value	8,655,769

Eagle Materials Inc. and Subsidiaries
Form 10-Q
September 30, 2004

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUES
Cement	$31,400	$32,035	$64,356	$59,958
Gypsum Wallboard	91,840	67,362	174,096	130,351
Paperboard	18,743	16,166	36,868	32,851
Concrete and Aggregates	20,936	18,303	37,890	34,850
Other, net	193	770	193	1,029

	163,112	134,636	313,403	259,039

COSTS AND EXPENSES
Cement	23,375	22,549	48,259	43,794
Gypsum Wallboard	68,978	60,375	134,234	117,533
Paperboard	11,527	11,168	22,926	22,178
Concrete and Aggregates	18,454	15,677	33,277	30,798
Corporate General and Administrative	2,719	2,468	4,598	3,936
Interest Expense, net	871	955	1,579	2,447
Other, net	—	—	832	—

	125,924	113,192	245,705	220,686

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	8,789	7,220	13,713	11,696

EARNINGS BEFORE INCOME TAXES	45,977	28,664	81,411	50,049
Income Taxes	15,858	10,100	28,079	17,262

NET EARNINGS	$30,119	$18,564	$53,332	$32,787

EARNINGS PER SHARE:
Basic	$1.64	$1.01	$2.88	$1.78

Diluted	$1.62	$1.00	$2.85	$1.77

AVERAGE SHARES OUTSTANDING:
Basic	18,406,628	18,462,107	18,518,556	18,434,560

Diluted	18,615,388	18,609,206	18,726,654	18,559,000

CASH DIVIDENDS PER SHARE	$.30	$.05	$.60	$.10

     See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets
(unaudited – dollars in thousands)

	September 30,	March 31,
	2004	2004
ASSETS
Current Assets –
Cash and Cash Equivalents	$6,383	$3,536
Accounts and Notes Receivable, net	62,321	54,352
Inventories	44,388	48,890

Total Current Assets	113,092	106,778

Property, Plant and Equipment –	723,670	715,734
Less: Accumulated Depreciation	(250,031)	(234,929)

Property, Plant and Equipment, net	473,639	480,805
Investments in Joint Ventures	49,265	51,503
Goodwill, net	40,290	40,290
Other Assets	14,914	13,599

	$691,200	$692,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Note Payable	$30,800	$24,100
Accounts Payable	35,546	31,196
Federal Income Taxes Payable	4,077	274
Accrued Liabilities	43,820	38,521
Current Portion of Long-term Debt	80	80

Total Current Liabilities	114,323	94,171

Long-term Debt	19,000	58,700
Deferred Income Taxes	105,199	101,082
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,667,907 and 9,607,029 Shares, respectively, Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 8,655,769 and 9,161,459 Shares, respectively	183	188
Capital in Excess of Par Value	—	28,223
Accumulated Other Comprehensive Losses	(1,877)	(1,877)
Unamortized Restricted Stock	(573)	(591)
Retained Earnings	454,945	413,079

Total Stockholders’ Equity	452,678	439,022

	$691,200	$692,975

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	For the Six Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$53,332	$32,787
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity – Depreciation, Depletion and Amortization	16,455	16,608
Deferred Income Tax Provision	4,117	9,960
Equity in Earnings of Unconsolidated Joint Ventures	(13,713)	(11,696)
Distributions from Joint Ventures	15,951	13,700
Increase in Accounts and Notes Receivable	(7,893)	(13,312)
Decrease in Inventories	4,502	5,694
Increase in Accounts Payable and Accrued Liabilities	9,796	1,545
(Increase) Decrease in Other, net	(231)	1,736
Increase in Income Taxes Payable	3,801	—

Net Cash Provided by Operating Activities	86,117	57,022

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions, net	(10,113)	(6,466)
Proceeds from Asset Dispositions	511	740

Net Cash Used in Investing Activities	(9,602)	(5,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction in Long-term Debt	(39,700)	(24,510)
Addition to (Reduction in) Note Payable	6,700	(25,257)
Dividends Paid to Stockholders	(11,205)	(1,846)
Retirement of Common Stock	(31,186)	—
Proceeds from Stock Option Exercises	1,723	3,985

Net Cash Used in Financing Activities	(73,668)	(47,628)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,847	3,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,536	6,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,383	$10,463

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2004

(A)	BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2004, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP” the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004.

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

     We account for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation.” Except as discussed below, no expense is generally recognized related to the Company’s stock options because the number of shares are fixed at the grant date and each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

Long-Term Compensation Plans

Options. Options granted under the 2005 Long Term Incentive Plan (LTIP) vest over a three year period and become exercisable ratably over a two year period subsequent to vesting. This award has been determined to be a variable award and expense related thereto is recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end.

Restricted Stock Units. For interim reporting purposes, management has estimated the actual number of shares, which will vest and become payable to grantees based on the anticipated achievement of certain operational goals for fiscal year 2005. For the three and six month periods ended September 30, 2004, we expensed approximately $81,000 and $159,000 respectively. No such costs were incurred in the previous corresponding periods. The associated liability is reflected in accrued liabilities in the accompanying Consolidated Balance Sheets.

     In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company discloses compensation cost based on the estimated fair value at the date of grant. For disclosures purposes, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period.

     If the Company had recognized compensation expense for the stock option plans based on the fair value at the grant dates for awards, pro forma net earnings for the three and six months ended September 30, 2004 and 2003 would be as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net Earnings
As Reported	$30,119	$18,564	$53,332	$32,787
Add Stock-Based Employee Compensation included in the determination of net income as reported, net of tax	115	—	171	—
Deduct Fair Value of Stock-Based Employee Compensation, net of tax	(266)	(139)	(485)	(278)

Pro forma	$29,968	$18,425	$53,018	$32,509

Basic Earnings Per Share
As reported	$1.64	$1.01	$2.88	$1.78
Pro forma	$1.63	$1.00	$2.86	$1.76
Diluted Earnings Per Share
As reported	$1.62	$1.00	$2.85	$1.77
Pro forma	$1.61	$0.99	$2.83	$1.75

(C)	PENSION AND EMPLOYEE BENEFIT PLANS

     We sponsor several defined benefit and defined contribution pension plans covering the majority of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

     The following table shows the components of net periodic cost for our plans:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$79	$75	$158	$150
Interest Cost of Benefit Obligations	112	105	224	210
Amortization of Unrecognized Prior-Service Cost	31	31	62	62
Credit for Expected Return on Plan Assets	(107)	(72)	(214)	(144)
Actuarial Loss	62	75	124	150

Net Period Cost	$177	$214	$354	$428

(D)	STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

For the Six Months
Ended September 30, 2004
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$188
Retirement of Common Stock (1)	(6)
Stock Option Exercises	1

Balance at End of Period	183

Capital in Excess of Par Value –
Balance at Beginning of Period	28,223
Retirement of Common Stock (1)	(30,773)
Stock Option Exercises	2,550

Balance at End of Period	—

Retained Earnings –
Balance at Beginning of Period	413,079
Retirement of Common Stock (1)	(407)
Dividends Declared to Stockholders	(11,059)
Net Earnings	53,332

Balance at End of Period	454,945

Unamortized Restricted Stock –
Balance at Beginning of Period	(591)
Amortization	18

Balance at End of Period	(573)

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,877)

Balance at End of Period	(1,877)

Total Stockholders’ Equity	$452,678

(1)Purchases of the Company’s Class B Common Stock during the quarters ended September 30, 2004, and June 30, 2004, were 250,000 and 255,700 shares at average prices of $62.78 and $60.52, respectively. There were no shares repurchased in the corresponding prior year periods. As of September 30, 2004, the Company has authorization to purchase an additional 1.75 million shares.

(E)	CASH FLOW INFORMATION - SUPPLEMENTAL

     Cash payments made for interest were $1.1 million and $1.8 million for the six months ended September 30, 2004 and 2003, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2004 and 2003, were $18.5 million and $3.5 million, respectively.

(F)	COMPREHENSIVE INCOME

     A summary of comprehensive income is presented below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net Earnings	$30,119	$18,564	$53,332	$32,787
Other Comprehensive Income, net of Tax:
Unrealized Gain on Hedging Instruments	—	292	—	579

Comprehensive Income	$30,119	$18,856	$53,332	$33,366

     The unrealized gain on hedging instruments represented the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. During Fiscal 2004, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This interest rate swap agreement expired on August 28, 2003, resulting in the reversal of the comprehensive loss recorded at March 31, 2003, and such amounts were reclassified to earnings.

     As of September 30, 2004, the Company has an accumulated other comprehensive loss of $1.9 million, net of income taxes of $1.0 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.

(G)	INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	September 30, 2004	March 31, 2004
	(dollars in thousands)
Raw Materials and Material-in-Progress	$11,113	$12,543
Finished Cement	3,001	4,423
Gypsum Wallboard	8,047	7,982
Paperboard	1,712	1,512
Aggregates	2,303	3,803
Repair Parts and Supplies	17,336	17,727
Fuel and Coal	876	900

	$44,388	$48,890

(H)	COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted-Average Shares of Common Stock Outstanding	18,406,628	18,462,107	18,518,556	18,434,560
Common Equivalent shares:
Assumed Exercise of Outstanding Dilutive Options	555,032	825,865	587,792	907,378
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(350,623)	(678,766)	(383,730)	(782,938)
Restricted Shares	4,351	—	4,036	—

Weighted-Average Common and Common Equivalent Shares Outstanding	18,615,388	18,609,206	18,726,654	18,559,000

(I)	SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

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

     As further discussed below, we operate four cement plants, ten cement distribution terminals, four gypsum wallboard plants, five gypsum wallboard reload centers, a gypsum wallboard distribution center, a recycled paperboard mill, eight readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Revenues
Cement	$56,447	$53,132	$112,914	$101,753
Gypsum Wallboard	91,840	67,362	174,096	130,351
Paperboard	32,761	28,448	64,554	56,537
Concrete and Aggregates	21,259	18,633	38,512	35,446
Other, net	193	770	193	1,029

Sub-total	202,500	168,345	390,269	325,116
Less: Intersegment Revenues	(15,338)	(13,582)	(30,086)	(26,229)
Less: Joint Ventures	(24,050)	(20,127)	(46,780)	(39,848)

Net Revenue	$163,112	$134,636	$313,403	$259,039

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Intersegment Revenues –
Cement	$997	$970	$1,778	$1,947
Paperboard	14,018	12,282	27,686	23,686
Concrete and Aggregates	323	330	622	596

	$15,338	$13,582	$30,086	$26,229

Operating Earnings –
Cement	$16,814	$16,706	$29,810	$27,860
Gypsum Wallboard	22,862	6,987	39,862	12,818
Paperboard	7,216	4,998	13,942	10,673
Concrete and Aggregates	2,482	2,626	4,613	4,052
Other, net	193	770	(639)	1,029

Sub-total	49,567	32,087	87,588	56,432
Corporate General and Administrative	(2,719)	(2,468)	(4,598)	(3,936)

Earnings Before Interest and Income Taxes	46,848	29,619	82,990	52,496
Interest Expense, net	(871)	(955)	(1,579)	(2,447)

Earnings Before Income Taxes	$45,977	$28,664	$81,411	$50,049

Cement Operating Earnings –
Wholly Owned	$8,025	$9,486	$16,097	$16,164
Joint Ventures	8,789	7,220	13,713	11,696

	$16,814	$16,706	$29,810	$27,860

Cement Sales Volumes (M tons) – Wholly Owned	393	417	811	780
Joint Ventures	349	310	689	613

	742	727	1,500	1,393

Capital Expenditures (1) –
Cement	$1,828	$304	$3,232	$1,124
Gypsum Wallboard	1,983	3,120	4,406	3,782
Paperboard	119	396	1,104	769
Concrete and Aggregates	1,054	523	1,299	782
Other	71	9	72	9

	$5,055	$4,352	$10,113	$6,466

Depreciation, Depletion and Amortization(1) –
Cement	$1,280	$1,262	$2,539	$2,516
Gypsum Wallboard	4,249	3,872	8,251	7,775
Paperboard	1,943	1,992	3,857	3,974
Concrete and Aggregates	701	766	1,404	1,530
Other, net	172	287	404	813

	$8,345	$8,179	$16,455	$16,608

	As of
	September 30, 2004	March 31, 2004
Identifiable Assets(1) –
Cement	$129,454	$133,165
Gypsum Wallboard	324,482	327,137
Paperboard	183,510	184,447
Concrete and Aggregates	37,942	33,603
Corporate and Other	15,812	14,623

	$691,200	$692,975

(1)	Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Ventures, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at September 30, 2004 and 2003 was $40.3 million. The segment breakdown of goodwill at September 30, 2004 and 2003 was Gypsum Wallboard ($33.3 million) and Paperboard ($7.0 million).

     Combined summarized financial information for the two jointly owned operations that are not consolidated is set out below (this combined summarized financial information includes the total amounts for the Joint Ventures and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Revenues	$49,715	$41,834	$96,422	$82,860
Gross Margin	$19,236	$16,148	$30,715	$26,706
Earnings Before Income Taxes	$17,577	$14,440	$27,425	$23,392

	As of
	September 30,	March 31,
	2004	2004
Current Assets	$52,893	$50,223
Non-Current Assets	$62,984	$65,880
Current Liabilities	$18,265	$13,098

(J)	NET INTEREST EXPENSE

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Interest (Income)	$(4)	$(4)	$(4)	$(6)
Interest Expense	751	720	1,335	1,737
Other Expenses	124	239	248	716

Interest Expense, net	$871	$955	$1,579	$2,447

     The following components are included in interest expense, net: Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with bank borrowings, the accounts receivable securitization facility and commitment fees based on the unused portion of the bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.

(K)	COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2004, we had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Accrual Balances at Beginning Period	$3,584	$3,808	$3,883	$3,849
Insurance Expense Accrued	1,696	1,225	2,581	2,268
Payments	(436)	(1,192)	(1,548)	(2,276)

Accrual Balance at End of Period	$4,844	$3,841	$4,844	$3,841

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

     Eagle Materials Inc. is a diversified producer of basic construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six months ended September 30, 2004 and 2003, reflects the Company’s four businesses segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

     A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 250 mile radius of the plants. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates are tied more closely to the economies of the local and regional markets, which may fluctuate more widely than the nation as a whole. Our Wallboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers.

     The seasonally adjusted annual rate of total construction put in place, posted its third straight sequential increase in September 2004. Construction activity for the first eight months of calendar 2004 has increased 9.4% versus the year-ago level. Wallboard demand has been favorably impacted by strong residential construction due to low interest rates; however, a continued rise in interest rates could impact this demand. Commercial and industrial activity continue to show signs of improvement year-to-date, and improvements, if sustained, may help to offset reduced demand in the residential construction sector if interest rates continue to increase. Cement demand continues to be positively impacted by the strong housing market, an improving non-residential construction market and a continuation of the high level of federal transportation projects.

     General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry, and increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations. Additionally, wallboard operations and to a lesser extent, our other operations are impacted by rising fuel costs, availability of long haul trucking and logistical problems currently being seen in the U.S. rail market. Collectively, these issues potentially impact our operating earnings and our ability to efficiently distribute our products to the customers we serve.

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

RESULTS OF OPERATIONS

Consolidated Results

September 30, 2004 and 2003

     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(dollars in thousands)
REVENUES
Cement (2)	$56,447	$53,132	$112,914	$101,753
Gypsum Wallboard	91,840	67,362	174,096	130,351
Paperboard	32,761	28,448	64,554	56,537
Concrete & Aggregates	21,259	18,633	38,512	35,446
Other, net	193	770	193	1,029

Sub-total	202,500	168,345	390,269	325,116
Less: Intersegment Revenues	(15,338)	(13,582)	(30,086)	(26,229)
Less: Joint Venture Revenues	(24,050)	(20,127)	(46,780)	(39,848)

Total	$163,112	$134,636	$313,403	$259,039

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
OPERATING EARNINGS(1)
Cement (2)	$16,814	$16,706	$29,810	$27,860
Gypsum Wallboard	22,862	6,987	39,862	12,818
Paperboard	7,216	4,998	13,942	10,673
Concrete & Aggregates	2,482	2,626	4,613	4,052
Other, net	193	770	(639)	1,029

Total	$49,567	$32,087	$87,588	$56,432

(1) Prior to Corporate General and Administrative expenses.
(2) Total of wholly and proportionately consolidated 50% interest in Joint Ventures’ results.

Operating Earnings.

     Consolidated operating earnings increased 54% and 55% over the prior year quarter and year-to-date periods, respectively. Continued strong demand in our core markets helped to set record sales volumes in the Wallboard segment both for the quarter and year-to-date periods. Additionally, Cement volumes were at record year-to-date levels and have exceeded 740,000 tons on a consecutive quarter basis for the first time in Company history. During the second quarter, pricing has continued to show improvement in both the Gypsum Wallboard and Cement segments. Pricing improvements have been offset somewhat by increased costs of energy and transportation costs. The Paperboard segments posted record operating earnings and margins for the quarter and year-to-date periods driven primarily by increased pricing and operating efficiencies at the plant level offset partially by increased fiber costs. Concrete prices have increased approximately 3% for the quarter and year-to-date as compared to the corresponding year ago periods, offset somewhat by the increased costs of cement and fuel delivery costs. Aggregate demand in the northern California and Texas markets remains strong with record quarter and year-to-date sales volumes, offset partially by increased mining and extraction costs.

Other Income.

     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Included in this quarter’s and year-to-date Other Income (Loss) is approximately $300,000 and $1.2 million, respectively of cost associated with the relocation of Gypsum Wallboard’s headquarters to Dallas, Texas.

Corporate Overhead.

     Corporate general and administrative expenses for the second quarter of 2005, were $2.7 million compared to $2.5 million for the comparable prior year period and $4.6 million compared to $3.9 million for the current and prior year-to-date periods. The increase is primarily the result of increased insurance premiums, accounting, legal and outside consultants as well as certain employee related costs.

Net Interest Expense.

     Net interest expense of $.9 million for the second quarter of Fiscal 2005 and $1.6 million year-to-date have decreased $.1 and $.9 million, respectively from last year’s comparable periods due to lower average borrowings.

Income Taxes.

     The effective tax rate for Fiscal 2005, is 34.5%, the same as for Fiscal 2004.

Net Income.

     Pre-tax earnings of $46.0 million were 60% above last year’s second quarter pre-tax earnings of $28.7 million. Net earnings of $30.1 million, increased 62% from net earnings of $18.6 million for last fiscal year’s second quarter. Diluted earnings per share of $1.62 were 62% higher than the $1.00 for last year’s same quarter. Year-to-date net earnings of $53.3 million increased 63% from net earnings of $32.8 million for the comparable year ago period.

Cement Operations(1)

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$56,447	$53,132	6.2%	$112,914	$101,753	10.1%
Freight and Delivery Costs billed to customers	(4,470)	(4,685)	(4.6)%	(9,144)	(8,979)	(6.4)%

Net Revenues	$51,977	$48,447	7.3%	$103,770	$92,774	11.8%

Sales Volume (M Tons)	742	727	2.1%	1,500	1,393	7.7%
Average Net Sales Price	$70.05	$66.64	5.1%	$69.18	$66.60	3.9%
Unit Costs	$47.39	$43.66	8.5%	$49.31	$46.60	5.8%
Operating Margin	$22.66	$22.98	(1.4)%	$19.87	$20.00	(0.6)%
Operating Earnings	$16,814	$16,706	0.6%	$29,810	$27,860	6.99%

(1) Total of wholly owned and proportionately consolidated 50% interest of Joint Ventures results.

Revenues:	Price increases were implemented during the first quarter of Fiscal 2005 in each of our markets, except for the Texas market, which had a price increase implemented in the fourth quarter of Fiscal 2004. Year-to-date sales volumes are at record levels due to high levels of construction activity and favorable weather conditions. The tight supply of cement in these markets has resulted in sold out conditions at all of our plants for the first and second quarters of Fiscal 2005.

Operating Margins:	We continue to utilize purchased cement to supplement our production capacities in certain markets that we serve. For the quarter and year-to-date periods purchased cement accounted for $1.90 and $1.08, respectively of the total increase in costs per ton. Purchased cement tons were 196,544 tons versus 115,760 tons in the prior year fiscal quarter, and year-to-date were 375,981 tons versus 210,447 tons in the prior year. Increased energy and fuel costs represent the majority of the remaining increased costs for the quarter and year-to-date periods.

Outlook:	U.S. cement consumption remains strong as a result of high housing activity, recovery of commercial construction and federal and state infrastructure projects. U.S. cement pricing is expected to remain stable or increase due to strong domestic consumption, increasing world consumption and higher international freight costs for imported cement. Total U.S. shipments of 85.1 million short tons for the first eight months of calendar 2004, were 8.3% above the same period in calendar 2003. Cement imports for the first eight months of calendar 2004, were 19.2 million short tons, 9.2% above last year’s imports. The Company has been sold out for the last 18 years and it is estimated that current industry-wide domestic production capacity is 25% short of domestic consumption.

Gypsum Wallboard

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, as Reported	$91,840	$67,362	36.3%	$174,096	$130,351	33.6%
Freight and Delivery Costs billed to customers	(19,043)	(15,403)	23.6%	(36,283)	(29,917)	21.2%

Net Revenues	$72,797	$51,959	40.1%	$137,813	$100,434	37.2%

Sales Volume (MMSF)	664	621	6.9%	1,305	1,207	8.1%
Average Net Sales Price	$109.65	$83.67	31.1%	$105.60	$83.21	26.9%
Unit Costs	$75.21	$72.42	3.9%	$75.05	$72.59	3.4%
Operating Margin	$34.44	$11.25	206.1%	$30.54	$10.62	187.6%
Operating Earnings	$22,862	$6,987	227.2%	$39,862	$12,818	211.0%

Revenues:	The full impact of price increases implemented during the prior two trailing quarters in the majority of our principal markets continue to positively impact revenues. Pricing has continued to strengthen as a result of record demand resulting in the near full capacity utilization of the U.S. wallboard industry. Our quarter-to-date and year-to-date sales volumes represent records for the Company.

Operating Margins:	For the quarter and year-to-date periods, cost-of-sales were impacted primarily by increasing transportation costs, natural gas and paper costs. On a per unit basis, freight costs have increased 15% and 12%, respectively for the quarter and year-to-date periods as compared to the corresponding periods in the prior year.

Outlook:	Strong demand from new housing resulted in record wallboard consumption for the first nine months of calendar 2004. According to the Gypsum Association, calendar-to-date national wallboard consumption of 25.7 billion square feet was up 8.6% from last year’s same period, and quarter-to-date consumption of 8.7 billion square feet was up 4.6% versus the prior year’s comparable period.

Industry utilization rates have been trending upward towards 95% over the last 9 months and as a result, pricing has firmed up in all of the markets we serve. We anticipate further price adjustments, if any, in Fiscal 2005 will be regional in nature to accommodate supply and demand inconsistencies that may occur. Wallboard pricing, however, has historically softened during the winter season due to lower levels of construction activity.

Recycled Paperboard

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$32,761	$28,448	15.2%	$64,554	$56,537	14.2%
Freight and Delivery Costs billed to customers	(594)	(725)	(18.1)%	(1,200)	(1,333)	(10.0)%

Net Revenues	$32,167	$27,723	16.0%	$63,354	$55,204	14.8%

Sales Volume (M Tons)	70	68	3.1%	140	135	3.8%
Average Net Sales Price	$458.88	$407.69	12.6%	$452.20	$408.91	10.6%
Unit Costs	$356.00	$334.19	6.5%	$352.63	$329.86	6.9%
Operating Margin	$102.88	$73.50	40.0%	$99.58	$79.05	26.0%
Operating Earnings	$7,216	$4,998	44.4%	$13,942	$10,673	30.6%

Revenues:	Paperboard sales to our wallboard division were 28 thousand tons at $14.0 million compared to 27 thousand tons at $12.2 million in last year’s comparable quarter. Year-to-date paperboard sales to our Wallboard division were 56 thousand tons at $27.7 million compared to 52 thousand tons at $23.7 million in last year’s comparable period. Paperboard achieved price increases in each of the products it sells, primarily as a result of previously established contract escalators.

Operating Margins:	For the quarter and year-to-date periods, cost of sales per ton was impacted primarily by higher recycled fiber costs, higher fuel and power costs, higher chemical costs and freight costs, offset positively by the impact of higher production volumes on fixed manufacturing costs.

Outlook:	Our paperboard mill continues to make operational and marketing improvements and is now currently producing at 125% of its original design capacity. Further improvements requiring some additional capital are currently being evaluated that could potentially increase capacity by an additional 20%.

Concrete

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$12,262	$11,637	5.4%	$22,566	$22,655	(0.4)%
Sales Volume -
M Cubic Yards	229	224	2.3%	417	433	(3.6)%
Average Net Sales Price	$53.51	$51.95	3.0%	$54.12	$52.38	3.3%
Unit Costs	$48.87	$48.37	1.0%	$50.30	$47.59	5.7%
Operating Margin	$4.64	$3.58	29.6%	$3.82	$4.79	(20.4)%
Operating Earnings	$1,063	$803	32.6%	$1,591	$2,074	(23.2)%

Revenues:	Concrete revenues were primarily impacted by increased average sales prices in the northern California market of $5.45 and $4.97 for the quarter and year-to-date periods versus the corresponding periods in the prior year.

Operating Margins:	For the quarter and year-to-date periods concrete margins were negatively impacted by increased raw materials (cement and aggregates) and delivery costs. In the northern California market such costs were passed through to customers via price increases reflected above; however, price increases in the Austin, Texas market did not equate to our increased costs.

Outlook:	Concrete pricing in the Austin, Texas market has stabilized over the past six months; however, pricing remains below the national average and well below pricing in the northern California market.

Aggregates

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegment	$8,996	$6,719	33.9%	$15,945	$12,258	30.1%
Freight and Delivery Costs billed to customers	(399)	—	—%	(610)	—	—%

	$8,597	$6,719	27.9%	$15,335	$12,258	25.1%
Sales Volume (M Tons)	1,673	1,275	31.2%	2,884	2,334	23.6%
Average Net Sales Price	$5.14	$5.27	(2.5)%	$5.32	$5.25	1.2%
Unit Costs	$4.29	$3.84	11.8%	$4.27	$4.40	(3.1)%
Operating Margin	$.85	$1.43	(40.7)%	$1.05	$0.85	23.6%
Operating Earnings	$1,419	$1,823	(22.2)%	$3,022	$1,978	52.8%

Revenues:	Record volumes for the quarter and year-to-date periods were driven by the northern California market where demand continues to outpace supply. Pricing continues to strengthen in northern California and is up 8% and 7%, respectively for the quarter and year-to-date periods as compared to the prior year. Quarter-to-date aggregates volumes for the Austin, Texas market have increased 26% versus the prior year period due to higher sales of road base. Sales of road base are at lower prices than other aggregates products and thus negatively impacted the average sales price of aggregates by 11% for the current quarter versus the year ago period.

Operating Margins:	Quarter-to-date costs were impacted negatively by higher contract mining costs and higher maintenance costs versus the comparable period in the prior year. Year-to-date aggregates costs per ton decreased as a result of lower production maintenance and repair costs at our aggregates facilities and fixed manufacturing costs being spread over a higher number of tons sold.

Outlook:	Aggregates pricing in the Sacramento area, will continue to strengthen due primarily to demand in excess of capacity. Aggregates pricing in the Austin, Texas market is anticipated to increase moderately over the next six months due to increased levels of construction activity in the Austin area and a changing mix in the products sold.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare our financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

     Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to long-lived assets, goodwill, environmental liabilities and accounts receivable. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant policies.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity.

     The following table provides a summary of our cash flows:

	For the Six Months
	Ended September 30,
	2004	2003
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$86,117	$57,022
Investing Activities:
Capital Expenditures and Other Investing Activities	(9,602)	(5,726)

Net Cash Used in Investing Activities	(9,602)	(5,726)
Financing Activities:
Reduction in Long-term debt, net	(39,700)	(24,510)
Addition to (Reduction in) Note Payable	6,700	(25,257)
Retirement of Common Stock	(31,186)	—
Dividends Paid	(11,205)	(1,846)
Proceeds from Stock Option Exercises	1,723	3,985

Net Cash used in Financing Activities	(73,668)	(47,628)

Net Increase in Cash	$2,847	$3,668

     The $29.1 million increase in cash flows from operating activities for the six months of Fiscal 2005, was largely attributable to increased earnings. In addition, changes in working capital items such as decreases in inventory and increases in accounts payable and accrued liabilities and federal taxes payable contributed to the increase in cash flows from operating activities.

     Working capital at September 30, 2004, was a deficit of $1.2 million compared to $12.6 million at March 31, 2004. The decrease resulted primarily from a $4.5 million decrease in inventory; a $7.9 million increase in accounts and notes receivable; a $6.7 million increase in notes payable; a $9.8 million increase in accounts payable and accrued liabilities; and a $3.8 million increase in federal taxes payable, offset against a $2.8 million increase in cash.

     Total debt was reduced from $82.9 million at March 31, 2004, to $49.9 at September 30, 2004. Debt-to-capitalization at September 30, 2004, was 9.9% compared to 15.9% at March 31, 2004.

     Based on our financial condition and results of operations as of and for the six months ended September 30, 2004, along with the projected net earnings for the remainder of Fiscal 2005, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth. The Company was in compliance at September 30, 2004 and during the six months ended September 30, 2004, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.

     Cash and cash equivalents totaled $6.4 million at September 30, 2004, compared to $3.5 million at March 31, 2004.

Debt Financing Activities.

     Our $250.0 million credit facility (the “Credit Facility”) matures on December 18, 2006. At September 30, 2004, we had $19.1 million borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are guaranteed by all major operating subsidiaries of the Company. Under the Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth. The Company had a total of $224.5 million of borrowings available at September 30, 2004, under the Credit Facility.

     Our $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”), was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The Receivables Securitization Facility has been fully consolidated on the accompanying unaudited consolidated balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. Initially, the borrowed funds have been used to pay down borrowings under the Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, we are required to adhere to certain financial and other covenants that are similar to those in the Credit Facility. The Company had $30.8 million of borrowings outstanding at September 30, 2004, under the Receivables Securitization Facility.

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

     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Credit Facility a $25.0 million Letter of Credit Facility. At September 30, 2004, the Company had $6.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $5.5 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases.

	Total Number	Average Price Paid
Period	of Shares Purchased	Per Share
April 1 through April 30, 2004	—	$—
May 1 through May 31, 2004	255,700	60.52
June 1 through June 30, 2004	—	—

Quarter 1 Totals	255,700	60.52

July 1 through July 31, 2004	—	—
August 1 through August 31, 2004	210,000	62.74
September 1 through September 30, 2004	40,000	63.02

Quarter 2 Totals	250,000	62.78

Year-to-Date Totals	505,700	$61.64

     On July 28, 2004, we announced that our Board of Directors authorized the repurchase of an additional 1,800,000 shares of common stock, raising our repurchase authorization to approximately 2,000,000 shares. As of September 30, 2004, we have authorization to purchase an additional 1,750,000 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.

Dividends. Dividends paid in the six months of 2004 and 2003 were $11.2 million and $1.8 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.

Capital Resources.

     The following table compares capital expenditures:

	For the Six Months
	Ended September 30,
	2004	2003
	(dollars in thousands)
Land and Quarries	$1,269	$609
Plants	5,654	3,970
Buildings, Machinery and Equipment	3,190	1,887

Total Capital Expenditures	$10,113	$6,466

     For Fiscal 2005, we expect expenditures of the following: approximately $20 million ($7.5 million higher than our 2004 levels), with the year-over-year increase due to significant equipment upgrades relating to the further automation of our wallboard plants. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

GENERAL OUTLOOK

     See Outlook discussions in each of our segment operations.

FORWARD-LOOKING STATEMENTS

     Certain sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

•	Levels of construction spending. Demand for the Company’s products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general could have a material adverse effect on the Company’s financial condition and results of operations.

•	Interest rates. The Company’s business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to the Company’s borrowings under its credit facilities.

•	Price fluctuations and supply demand for our products. The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on our financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be affected by regulatory issues affecting its customers.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and receivables securitizations classified as debt. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At September 30, 2004, the Company had approximately $49.9 million in variable rate debt ($19.1 million in bank debt and a $30.8 million note payable under the Company’s accounts receivable securitization program). Accordingly, using the balance of the Company’s variable rate debt as of September 30, 2004, of $49.9 million, if the applicable interest rate on such debt (LIBOR or commercial paper rate) increases by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $499,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $499,000 for such period. Presently, we do not utilize derivative financial instruments.

     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II. Other Information

Item 4. Submission of Materials to a Vote of Security Holders

     On July 17, 2004, the Company held its Annual Meeting of Stockholders. At the Annual Meeting: (i) Robert L. Clarke was elected to the board of directors by the holders of Common Stock, par value $0.01 per share (the “Common Stock”), to serve until the 2007 Annual Meeting of Stockholders; (ii) F. William Barnett was elected to the Board of Directors by the holders of the Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”), to serve until the 2006 Annual Meeting of Stockholders; and (iii) Steven R. Rowley and Frank W. Maresh were elected to the board of directors by the holders of the Class B Common Stock to serve until the 2007 Annual Meeting of Stockholders. Also, at the Annual Meeting a proposal to ratify the appointment by our board of directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended March 31, 2005 was approved by the holders of the Common Stock and Class B Common Stock, voting together as a single class. Voting results for the director nominees and the proposal are summarized as follows:

	Number of Shares of Common Stock
Director Nominee	For		Withheld
Robert L. Clarke	6,984,191		2,063,046

	Number of Shares of Class B Common Stock
Director Nominee	For		Withheld
F. William Barnett	7,907,473		112,551
Frank W. Maresh	7,929,335		90,689
Steven R. Rowley	7,262,034		757,990

	Number of Shares of Common Stock and Class B
	Common Stock (voting together as a single class)
Proposal	For	Withheld	Abstain
Ratification of Ernst & Young as the Independent Auditors	17,045,418	16,178	5,665

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On July 26, 2004, the Company furnished to the Securities and Exchange Commission a current report on Form 8-K announcing net earnings for the quarter ended June 30, 2004.

     On July 29, 2004, the Company furnished to the Securities and Exchange Commission a current report on Form 8-K announcing that its Board had authorized the repurchase of an additional 1,800,000 shares of common stock.

     On August 30, 2004, the Company furnished to the Securities and Exchange Commission a current report on Form 8-K describing certain equity grant agreements with named executive officers and directors.

     All other items required under Part II are omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

November 5, 2004	/s/STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

November 5, 2004	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)