Form 10-Q
period 2004-12-31
EAGLE MATERIALS INC
filed 2005-02-07
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

December 31, 2004

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☑ No ☐

As of January 31, 2005, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	9,686,875
Class B Common Stock, $.01 Par Value	8,655,769

Eagle Materials Inc. and Subsidiaries
Form 10-Q
December 31, 2004

		Page
PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Earnings for the Three and Nine Months Ended December 31, 2004 and 2003	1
	Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004	2
	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2004 and 2003	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION

Item 6.	Exhibits	28
SIGNATURES		29
Certification of CEO Pursuant to Rules 13a-14/15d-14
Certification of CFO Pursuant to Rules 13a-14/15d-14
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
REVENUES
Cement	$27,891	$24,011	$92,247	$83,969
Gypsum Wallboard	87,199	66,924	261,295	197,275
Paperboard	18,885	14,485	55,753	47,336
Concrete and Aggregates	15,827	14,962	53,717	49,812
Other, net	—	937	193	1,966

	149,802	121,319	463,205	380,358

COSTS AND EXPENSES
Cement	21,103	17,756	69,362	61,550
Gypsum Wallboard	67,078	57,302	201,312	174,834
Paperboard	12,982	9,802	35,908	31,981
Concrete and Aggregates	14,890	13,446	48,167	44,244
Corporate General and Administrative	2,810	2,053	7,408	5,989
Interest Expense, net	575	692	2,154	3,139
Other, net	137	—	969	—

	119,575	101,051	365,280	321,737

EQUITY EARNINGS OF UNCONSOLIDATED JOINT VENTURES	7,708	7,213	21,421	18,909

EARNINGS BEFORE INCOME TAXES	37,935	27,481	119,346	77,530
Income Taxes	12,068	9,478	40,147	26,740

NET EARNINGS	$25,867	$18,003	$79,199	$50,790

EARNINGS PER SHARE:
Basic	$1.41	$0.96	$4.29	$2.74

Diluted	$1.40	$0.95	$4.24	$2.72

AVERAGE SHARES OUTSTANDING:
Basic	18,314,248	18,670,273	18,450,206	18,513,417

Diluted	18,529,155	18,848,490	18,660,612	18,655,265

CASH DIVIDENDS PER SHARE	$0.30	$0.05	$0.90	$0.15

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets
(unaudited – dollars in thousands)

	December 31,	March 31,
	2004	2004
ASSETS
Current Assets –
Cash and Cash Equivalents	$18,539	$3,536
Accounts and Notes Receivable, net	59,164	54,352
Inventories	46,609	48,890

Total Current Assets	124,312	106,778

Property, Plant and Equipment –	725,694	715,734
Less: Accumulated Depreciation	(255,555)	(234,929)

Property, Plant and Equipment, net	470,139	480,805
Investments in Joint Ventures	47,323	51,503
Goodwill, net	40,290	40,290
Other Assets	15,599	13,599

	$697,663	$692,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Note Payable	$30,100	$24,100
Accounts Payable	35,013	31,196
Federal Income Taxes Payable	7,795	274
Accrued Liabilities	43,846	38,521
Current Portion of Long-term Debt	80	80

Total Current Liabilities	116,834	94,171

Long-term Debt	—	58,700
Deferred Income Taxes	107,228	101,082
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,680,124 and 9,607,029 Shares, respectively, Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 8,655,769 and 9,161,459 Shares, respectively	183	188

Capital in Excess of Par Value	143	28,223
Accumulated Other Comprehensive Losses	(1,877)	(1,877)
Unamortized Restricted Stock	(565)	(591)
Retained Earnings	475,717	413,079

Total Stockholders’ Equity	473,601	439,022

	$697,663	$692,975

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	For the Nine Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$79,199	$50,790
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	25,012	25,039
Deferred Income Tax Provision	6,146	16,508
Equity in Earnings of Unconsolidated Joint Ventures	(21,421)	(18,909)
Distributions from Joint Ventures	25,601	22,500
Increase in Accounts and Notes Receivable	(4,737)	(179)
Decrease in Inventories	2,281	5,089
Increase (Decrease) in Accounts Payable and Accrued Liabilities	9,283	(2,810)
Increase in Other, net	(281)	(560)
Increase in Income Taxes Payable	7,521	4,740

Net Cash Provided by Operating Activities	128,604	102,208

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions, net	(16,455)	(9,524)
Proceeds from Asset Dispositions	1,382	740

Net Cash Used in Investing Activities	(15,073)	(8,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction in Long-term Debt	(58,700)	(55,510)
Addition to (Reduction in) Note Payable	6,000	(25,257)
Dividends Paid to Stockholders	(16,702)	(2,785)
Retirement of Common Stock	(31,186)	—
Proceeds from Stock Option Exercises	2,060	12,709

Net Cash Used in Financing Activities	(98,528)	(70,843)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,003	22,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,536	6,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,539	$29,376

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
December 31, 2004

(A) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2004, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP” the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004.

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

Recent Accounting Pronouncements

Share Based Payments. In January 2005, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the second quarter of fiscal 2006 or July 1, 2005.

We will adopt the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, FAS 123R, which provides among other things certain changes to the method for valuing stock-based compensation, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 (see Note B). At December 31, 2004, unamortized compensation expense for outstanding awards (variable and non-variable), as determined in accordance with FAS 123, that we expect to record during the second quarter of fiscal 2006 was approximately $354,000, before income taxes.

Inventory Costs. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS No. 151), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by FAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or Fiscal 2007 for the Company. We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.

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

Long-Term Compensation Plans

Options. Options granted under the 2005 Long Term Incentive Plan (LTIP) vest over a three year period and become exercisable ratably over a two year period subsequent to vesting. This award has been determined to be a variable award and expense related thereto is recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end. For the three and nine month periods ended December 31, 2004, we expensed approximately $389,000. No such costs were incurred in the previous corresponding periods.

Restricted Stock Units. For interim reporting purposes, management has estimated the actual number of shares, which will vest and become payable to grantees based on the anticipated achievement of certain operational goals for fiscal year 2005. For the three and nine month periods ended December 31, 2004, we expensed approximately $445,000 and $605,000, respectively. No such costs were incurred in the prior year corresponding periods.

The associated liabilities are reflected in accrued liabilities in the accompanying Consolidated Balance Sheets.

     In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company discloses compensation cost based on the estimated fair value at the date of grant. For disclosures purposes, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period.

     If the Company had recognized compensation expense for the stock option plans based on the fair value at the grant dates for awards, pro forma net earnings for the three and nine months ended December 31, 2004 and 2003 would be as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Net Earnings
As Reported	$25,867	$18,003	$79,199	$50,790
Add Stock-Based Employee Compensation included in the determination of net income as reported, net of tax	605	—	776	—
Deduct Fair Value of Stock-Based Employee Compensation, net of tax	(750)	(139)	(1,235)	(417)

Pro forma	$25,722	$17,864	$78,470	$50,373

Basic Earnings Per Share
As reported	$1.41	$0.96	$4.29	$2.74
Pro forma	$1.40	$0.96	$4.27	$2.72
Diluted Earnings Per Share
As reported	$1.40	$0.95	$4.24	$2.72
Pro forma	$1.39	$0.95	$4.22	$2.70

(C) PENSION AND EMPLOYEE BENEFIT PLANS

     We sponsor several defined benefit and defined contribution pension plans covering the majority of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

     The following table shows the components of net periodic cost for our plans:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$79	$75	$237	$225
Interest Cost of Benefit Obligations	112	105	336	315
Amortization of Unrecognized Prior-Service Cost	31	31	93	93
Credit for Expected Return on Plan Assets	(107)	(72)	(321)	(216)
Actuarial Loss	62	75	186	225

Net Period Cost	$177	$214	$531	$642

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity follows:

For the Nine Months
Ended December 31, 2004
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$188
Retirement of Common Stock(1)	(6)
Stock Option Exercises	1

Balance at End of Period	183

Capital in Excess of Par Value –
Balance at Beginning of Period	28,223
Retirement of Common Stock(1)	(31,180)
Stock Option Exercises	3,100

Balance at End of Period	143

Retained Earnings –
Balance at Beginning of Period	413,079
Dividends Declared to Stockholders	(16,561)
Net Earnings	79,199

Balance at End of Period	475,717

Unamortized Restricted Stock –
Balance at Beginning of Period	(591)
Amortization	26

Balance at End of Period	(565)

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,877)

Balance at End of Period	(1,877)

Total Stockholders’ Equity	$473,601

(1)	There were no purchases of the Company’s Class B Common Stock during the quarter ended December 31, 2004, and for the nine months ended December 31, 2004 there were purchases of 505,700 shares at average price of $61.64. There were no shares repurchased in the corresponding prior year periods. As of December 31, 2004, the Company has authorization to purchase an additional 1.75 million shares.

(E) CASH FLOW INFORMATION — SUPPLEMENTAL

     Cash payments made for interest were $1.6 million and $2.1 million for the nine months ended December 31, 2004 and 2003, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2004 and 2003, were $23.9 million and $3.8 million, respectively.

(F) COMPREHENSIVE INCOME

     A summary of comprehensive income is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Net Earnings	$25,867	$18,003	$79,199	$50,790

Other Comprehensive Income, net of Tax:
Unrealized Gain on Hedging Instruments	—	—	—	579

Comprehensive Income	$25,867	$18,003	$79,199	$51,369

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

     As of December 31, 2004, the Company has an accumulated other comprehensive loss of $1.9 million, net of income taxes of $1.0 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.

(G) INVENTORIES

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	December 31, 2004	March 31, 2004
	(dollars in thousands)
Raw Materials and Material-in-Progress	$11,244	$12,543
Finished Cement	3,875	4,423
Gypsum Wallboard	8,605	7,982
Paperboard	2,095	1,512
Aggregates	2,258	3,803
Repair Parts and Supplies	17,429	17,727
Fuel and Coal	1,103	900

	$46,609	$48,890

(H) COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Weighted-Average Shares of Common Stock Outstanding	18,314,248	18,670,273	18,450,206	18,513,417

Common Equivalent shares:
Assumed Exercise of Outstanding Dilutive Options	547,605	710,007	547,605	710,007
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(337,964)	(533,352)	(341,683)	(568,159)
Restricted Shares	5,266	1,562	4,484	—

Weighted-Average Common and Common Equivalent Shares Outstanding	18,529,155	18,848,490	18,660,612	18,655,265

(I) CREDIT FACILITIES

On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009. The principal balance of the facility was paid off and replaced with a new $350.0 million credit agreement (the “New Credit Facility”). The New Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2004 the Company had $343.5 million of borrowings available under the New Credit Facility.

(J) SEGMENT INFORMATION

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

     During the periods covered by this report we conducted two out of four of our cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (M) regarding our purchase of our partner’s 50% share of Illinois Cement Company.

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Revenues
Cement	$48,829	$44,690	$161,743	$146,443
Gypsum Wallboard	87,199	66,924	261,295	197,275
Paperboard	32,017	26,570	96,571	83,107
Concrete and Aggregates	16,038	15,208	54,550	50,654
Other, net	—	937	193	1,966

Sub-total	184,083	154,329	574,352	479,445

Less: Intersegment Revenues	(14,134)	(13,036)	(44,220)	(39,265)
Less: Joint Ventures	(20,147)	(19,974)	(66,927)	(59,822)

Net Revenue	$149,802	$121,319	$463,205	$380,358

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Intersegment Revenues –
Cement	$791	$705	$2,569	$2,652
Paperboard	13,133	12,085	40,819	35,771
Concrete and Aggregates	210	246	832	842

	$14,134	$13,036	$44,220	$39,265

Operating Earnings –
Cement	$14,496	$13,468	$44,306	$41,328
Gypsum Wallboard	20,121	9,622	59,983	22,441
Paperboard	5,903	4,683	19,845	15,355
Concrete and Aggregates	937	1,516	5,550	5,568
Other, net	(137)	937	(776)	1,966

Sub-total	41,320	30,226	128,908	86,658

Corporate General and Administrative	(2,810)	(2,053)	(7,408)	(5,989)

Earnings Before Interest and Income Taxes Interest Expense, net	(575)	(692)	(2,154)	(3,139)

Earnings Before Income Taxes	$37,935	$27,481	$119,346	$77,530

Cement Operating Earnings –
Wholly Owned	$6,788	$6,255	$22,885	$22,419
Joint Ventures	7,708	7,213	21,421	18,909

	$14,496	$13,468	$44,306	$41,328

Cement Sales Volumes (M tons) –
Wholly Owned	340	314	1,151	1,095
Joint Ventures	287	306	976	919

	627	620	2,127	2,014

Capital Expenditures (1) –
Cement	$2,314	$201	$5,546	$1,325
Gypsum Wallboard	930	2,453	5,336	6,235
Paperboard	1,430	366	2,534	1,135
Concrete and Aggregates	1,639	29	2,938	811
Other	29	9	101	18

	$6,342	$3,058	$16,455	$9,524

Depreciation, Depletion and Amortization (1) –
Cement	$1,297	$1,267	$3,836	$3,783
Gypsum Wallboard	4,356	3,885	12,607	11,660
Paperboard	2,033	1,974	5,933	5,948
Concrete and Aggregates	701	744	2,105	2,274
Other, net	170	561	531	1,374

	$8,557	$8,431	$25,012	$25,039

	As of
	December 31,	March 31,
	2004	2004
Identifiable Assets (1) –
Cement	$128,099	$133,165
Gypsum Wallboard	322,250	327,137
Paperboard	183,967	184,447
Concrete and Aggregates	34,970	33,603
Corporate and Other	28,377	14,623

	$697,663	$692,975

(1)	Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Ventures, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. Goodwill at December 31, 2004 and 2003 was $40.3 million. The segment breakdown of goodwill at December 31, 2004 and 2003 was Gypsum Wallboard ($33.3 million) and Paperboard ($7.0 million).

     Combined summarized financial information for the two jointly owned operations that are not consolidated is set out below (this combined summarized financial information includes the total amounts for the Joint Ventures and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Revenues	$41,706	$41,032	$138,129	$123,527
Gross Margin	$16,962	$15,857	$47,562	$42,275
Earnings Before Income Taxes	$15,416	$14,424	$42,841	$37,815

	As of
	December 31,	March 31,
	2004	2004
Current Assets	$46,830	$50,223
Non-Current Assets	$63,184	$65,880
Current Liabilities	$16,264	$13,098

(K) NET INTEREST EXPENSE

     The following components are included in interest expense, net:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Interest (Income)	$(9)	$(1)	$(13)	$(7)
Interest Expense	465	208	1,800	1,945
Other Expenses	119	485	367	1,201

Interest Expense, net	$575	$692	$2,154	$3,139

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with bank borrowings, the accounts receivable securitization facility and commitment fees based on the unused portion of the bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.

(L) COMMITMENTS AND CONTINGENCIES

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2004, we had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Accrual Balances at Beginning Period	$4,844	$3,841	$3,883	$3,849
Insurance Expense Accrued	941	845	2,748	3,241
Payments	(975)	(971)	(2,515)	(3,375)
Other	(486)	—	208	—

Accrual Balance at End of Period	$4,324	$3,715	$4,324	$3,715

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

(M) PURCHASE OF ILLINOIS CEMENT JOINT VENTURE

     On January 11, 2005 we completed the purchase of the other 50% interest in Illinois Cement Company Joint Venture for approximately $72 million. The Illinois Cement Joint Venture is accounted for under the equity method; however, prospectively the Company will consolidate the results of Illinois Cement in our Consolidated Financial Statements. Revenues for the nine month period ended December 31, 2004 were approximately $48 million.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

     Eagle Materials Inc. is a diversified producer of basic construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine months ended December 31, 2004 and 2003, reflects the Company’s four businesses segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

     Nationally trends in the construction industry have been positive as total year-to-date construction spending put in place was 6.9% above the November 2003 estimate and housing starts climbed 10.9% in December, up 5.7% to an annual level of 1.95 million units. Construction spending for the first eleven months of calendar 2004 increased 9.0% compared to the same period in calendar 2003. Wallboard demand has been favorably impacted by strong residential construction due to low interest rates; however, a continued rise in interest rates could impact this demand. Commercial and industrial activity continue to show signs of improvement year-to-date, and improvements, if sustained, may help to offset reduced demand in the residential construction sector if interest rates continue to increase. Cement demand continues to be positively impacted by the strong housing market, an improving non-residential construction market and a continuation of the high level of federal transportation projects. There can be no assurances that the favorable trends will continue in future periods. See “Forward Looking Statements”.

     General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry, and increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations. Additionally, wallboard operations and to a lesser extent, our other operations are impacted by rising fuel costs, availability and cost of long haul trucking and logistical problems currently being seen in the U.S. rail market. Collectively, these issues could potentially impact our operating earnings and our ability to efficiently distribute our products to the customers we serve.

     The Company conducts two of its cement operations through Joint Ventures, Texas Lehigh Cement Company LP, which is located in Buda, Texas, and Illinois Cement Company, which is located in LaSalle, Illinois. The Company owns a 50% interest in each Joint Venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note J and M of the Notes to the Unaudited Consolidated Financial Statements for additional segment information. On January 11, 2005, we completed the acquisition of the other 50% interest in Illinois Cement. Beginning January 11, 2005 we will fully consolidate the results of Illinois Cement; however, through December 31, 2004 we continued to utilize the equity method of accounting for Illinois Cement.

RESULTS OF OPERATIONS

Consolidated Results

     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
REVENUES
Cement(2)	$48,829	$44,690	$161,743	$146,443
Gypsum Wallboard	87,199	66,924	261,295	197,275
Paperboard	32,017	26,570	96,571	83,107
Concrete & Aggregates	16,038	15,208	54,550	50,654
Other, net	—	937	193	1,966

Sub-total	184,083	154,329	574,352	479,445
Less: Intersegment Revenues	(14,134)	(13,036)	(44,220)	(39,265)
Less: Joint Venture Revenues	(20,147)	(19,974)	(66,927)	(59,822)

Total	$149,802	$121,319	$463,205	$380,358

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
OPERATING EARNINGS(1)
Cement(2)	$14,496	$13,468	$44,306	$41,328
Gypsum Wallboard	20,121	9,622	59,983	22,441
Paperboard	5,903	4,683	19,845	15,355
Concrete & Aggregates	937	1,516	5,550	5,568
Other, net	(137)	937	(776)	1,966

Total	$41,320	$30,226	$128,908	$86,658

(1)	Prior to Corporate General and Administrative expenses.

(2)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in Joint Ventures’ results.

Operating Earnings.

     Consolidated operating earnings increased 37% and 49% over the prior year quarter and year-to-date periods, respectively. Continued strong demand in our core markets helped to set record sales volumes in the Wallboard segment both for the quarter and year-to-date periods. Additionally, Cement volumes were at record year-to-date and third quarter levels. During the third quarter, pricing has continued to show stability and improvement in both the Gypsum Wallboard and Cement segments. Pricing improvements have been offset somewhat by increased costs of energy and transportation. The Paperboard segment posted record operating earnings and margins for the quarter and year-to-date periods driven primarily by increased pricing and operating efficiencies at the plant level offset partially by increased fiber costs. Concrete prices have increased approximately 3% and 4%, respectively, for the quarter and year-to-date as compared to the corresponding year ago periods, offset somewhat by the increased costs of cement and fuel delivery costs. Aggregate demand in the northern California and Texas markets remains strong with record quarter and year-to-date sales volumes, offset partially by increased mining and extraction costs.

Other Income.

     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Included in the year-to-date Other Income (Loss) is approximately $1.2 million of cost associated with the relocation of Gypsum Wallboard’s headquarters to Dallas, Texas.

Corporate Overhead.

     Corporate general and administrative expenses for the third quarter of Fiscal 2005 were $2.8 million compared to $2.1 million for the comparable prior year period and $7.4 million compared to $6.0 million for the current and prior year-to-date periods. The increase is primarily the result of increased insurance premiums, accounting, legal and outside consultants as well as certain employee related costs including the 2005 LTIP plan further discussed in Note (B) to the Unaudited Consolidated Financial Statements.

Net Interest Expense.

     Net interest expense of $0.6 million for the third quarter of Fiscal 2005 and $2.2 million year-to-date has decreased $0.1 and $1.0 million, respectively from last year’s comparable periods due to lower average borrowings.

Income Taxes.

     The effective tax rate for Fiscal 2005 is 33.6% versus 34.5% for the comparable periods in Fiscal 2004. The change in the effective tax rate is a result of the revision in certain estimates utilized by the Company for permanent items versus actual amounts included within the corporate tax filings.

Net Income.

     Pre-tax earnings of $37.9 million were 38% above last year’s third quarter pre-tax earnings of $27.5 million. Net earnings of $25.9 million increased 44% from net earnings of $18.0 million for last fiscal year’s third quarter. Diluted earnings per share of $1.40 were 47% higher than the $0.95 for last year’s same quarter. Year-to-date net earnings of $79.2 million increased 56% from net earnings of $50.8 million for the comparable year ago period.

Cement Operations(1)

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$48,829	$44,690	7.5%	$161,743	$146,443	10.4%
Freight and Delivery Costs billed to customers	3,842	3,944	(2.6)%	12,986	11,745	10.6%

Net Revenues	$44,987	$40,746	17.9%	$148,757	$134,698	10.4%

Sales Volume (M Tons)	627	620	1.1%	2,127	2,014	5.6%
Average Net Sales Price	$71.75	$65.72	9.2%	$69.94	$66.33	5.4%
Unit Production Costs	$48.63	$44.00	10.5%	$48.81	$45.81	6.5%
Operating Margin	$23.12	$21.72	6.4%	$20.83	$20.52	1.5%
Operating Earnings	$14,496	$13,468	7.6%	$44,306	$41,328	7.2%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of Joint Ventures’ results.

Revenues:	Price increases were implemented during the first quarter of Fiscal 2005 in the majority of our markets resulting in a record third quarter average sales price for the Company. Year-to-date sales volumes are at record levels due to high levels of construction activity and favorable weather conditions in our markets. The tight supply of cement in these markets has resulted in sold out conditions at all of our plants for the first, second and third quarters of Fiscal 2005.

Operating Margins:	We continue to utilize purchased cement to supplement our production capacities in certain markets that we serve. Purchased cement tons were 187,000 tons versus 144,000 tons in the prior year fiscal quarter, and year-to-date were 438,000 tons versus 206,000 tons in the prior year. Quarterly fuel and power costs have increased 17% over the prior year period while year-to-date costs have increased 11% over the comparable year-to-date period. Additionally, quarterly costs were impacted by planned maintenance and repairs versus the comparable prior year period and increased purchased cement costs.

Outlook:	U.S. cement consumption remains strong as a result of strong housing activity, recovery of commercial construction and federal and state infrastructure projects. In the near term, we expect U.S. cement pricing to remain stable or increase due to strong domestic consumption, increasing world consumption and higher international freight costs for imported cement. Total U.S. shipments of 119.8 million short tons for the first eleven months of calendar 2004, were 6% above the same period in calendar 2003. Cement imports for the first eleven months of calendar 2004, were 26.3 million short tons, 13% above last year’s imports. The Company has been sold out for the last 18 years and it is estimated that current industry-wide domestic production capacity is 25% short of domestic consumption.

Gypsum Wallboard

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, as Reported	$87,199	$66,924	30.3%	$261,295	$197,275	32.5%
Freight and Delivery Costs billed to customers	18,778	15,164	24.3%	55,063	45,097	22.1%

Net Revenues	$68,421	$51,760	32.1%	$206,232	$152,178	35.5%

Sales Volume (MMSF)	628	599	4.8%	1,933	1,805	7.1%
Average Net Sales Price	$108.95	$86.41	26.1%	$106.68	$84.27	26.6%
Unit Production Costs	$76.91	$70.35	9.3%	$75.65	$71.84	5.3%
Operating Margin	$32.04	$16.06	99.5%	$31.03	$12.43	149.6%
Operating Earnings	$20,121	$9,622	109.1%	$59,983	$22,441	167.3%

Revenues:	Price increases in previous quarters and record Company wallboard shipments continue to positively impact revenues for the quarter and year-to-date periods. Pricing has continued to strengthen as a result of record demand resulting in the near full capacity utilization of the U.S. wallboard industry. For the second consecutive quarter we have set record quarterly sales volumes as third quarter shipments represent record third quarter shipments for the Company. Year-to-date sales volumes represent records for the Company as well.

Operating Margins:	For the quarter and year-to-date periods, cost-of-sales was impacted primarily by increasing transportation costs, natural gas and paper costs. On a per unit basis, freight costs have increased 18% and 14%, respectively for the quarter and year-to-date periods as compared to the corresponding periods in the prior year.

Outlook:	Strong demand from new housing resulted in record wallboard consumption for calendar 2004. According to the Gypsum Association, through December 2004 national wallboard consumption of 34.2 billion square feet was up 8.0% from last year’s same period, and quarter-to-date consumption of 8.6 billion square feet was up 6% versus the prior year’s comparable period.

Industry utilization rates have been trending upward towards 92% over the last nine months and as a result, pricing has firmed up in all of the markets we serve. We anticipate further price adjustments, if any, in Fiscal 2005 will be regional in nature to accommodate supply and demand inconsistencies that may occur. Wallboard pricing, however, has historically softened during the winter season due to lower levels of construction activity.

Recycled Paperboard

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$32,017	$26,570	20.5%	$96,571	$83,107	16.2%
Freight and Delivery Costs billed to customers	928	800	16.1%	2,127	2,132	(0.2)%

Net Revenues	$31,089	$25,770	20.6%	$94,444	$80,975	16.6%

Sales Volume (M Tons)	69	63	10.0%	209	199	5.7%
Average Net Sales Price	$453.50	$410.77	10.4%	$452.64	$409.50	10.5%
Unit Production Costs	$367.39	$336.12	9.2%	$357.49	$332.35	7.6%
Operating Margin	$86.11	$74.65	15.8%	$95.15	$77.15	23.3%
Operating Earnings	$5,903	$4,683	26.1%	$19,845	$15,355	29.2%

Revenues:	Paperboard sales to our wallboard division were 27 thousand tons at $13.1 million compared to 27 thousand tons at $12.1 million in last year’s comparable quarter. Year-to-date paperboard sales to our Wallboard division were 83 thousand tons at $40.8 million compared to 79 thousand tons at $35.8 million in last year’s comparable period. Paperboard achieved price increases in each of the products it sells, primarily as a result of previously established contract escalators.

Operating Margins:	For the quarter and year-to-date periods, cost-of-sales per ton was impacted primarily by higher recycled fiber costs, higher fuel costs, higher chemical costs and freight costs, offset positively by the mix of products sold, lower returns and allowances and the impact of higher production volumes on fixed manufacturing costs.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency our paperboard mill is currently producing at 125% of its original design capacity. While we anticipate continued strong demand for our products over the next six to twelve months announced recycled container board capacity expansion could place upward price pressure on recovered fiber as supply tightens.

Concrete

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$9,398	$9,373	0.3%	$31,964	$32,029	(0.2)%
Sales Volume – M Cubic Yards	173	177	(2.3)%	590	610	(3.3)%
Average Net Sales Price	$54.36	$52.96	2.6%	$54.19	$52.59	3.0%
Unit Production Costs	$52.41	$49.81	5.2%	$50.92	$48.28	5.5%
Operating Margin	$1.95	$3.15	(38.0)%	$3.27	$4.31	(24.1)%
Operating Earnings	$338	$557	(39.3)%	$1,929	$2,631	(26.7)%

Revenues:	Concrete revenues were primarily impacted by increased average sales prices in the northern California market of $5.45 and $5.01 for the quarter and year-to-date periods versus the corresponding periods in the prior year, offset by decreased volumes in the northern California market due to near record rainfalls.

Operating Margins:	For the quarter and year-to-date periods concrete margins were negatively impacted by increased raw materials (cement and aggregates) and delivery costs. In the northern California market such costs were passed through to customers via price increases reflected above; however, price increases in the Austin, Texas market have not made up for our increased costs for both the quarter and year-to-date periods.

Outlook:	While concrete pricing in the Austin, Texas market has stabilized, pricing remains below the national average and well below pricing in the northern California market. We expect this trend to continue for the next six to twelve months. Additionally, we expect continued stable pricing in the northern California market.

Aggregates

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegment	$6,641	$5,835	13.8%	$22,586	$18,625	21.3%
Freight and Delivery Costs billed to customers	257	178	44.6%	860	715	20.3%

	$6,384	$5,657	12.9%	$21,726	$17,910	21.3%

Sales Volume (M Tons)	1,230	1,092	12.6%	4,114	3,426	20.1%
Average Net Sales Price	$5.19	$5.18	0.2%	$5.28	$5.23	1.0%
Unit Production Costs	$4.70	$4.30	9.4%	$4.40	$4.37	0.7%
Operating Margin	$0.49	$0.88	(44.7)%	$0.88	$0.86	2.3%
Operating Earnings	$599	$959	(37.5)%	$3,621	$2,937	23.3%

Revenues:	Record volumes for the quarter and year-to-date periods were driven by the northern California market where demand continues to outpace supply. Pricing continues to strengthen in northern California and is up 7% and 8%, respectively, for the quarter and year-to-date periods as compared to the prior year. Year-to-date aggregates volumes for the Austin, Texas market have increased 39% versus the prior year period due to higher sales of road base. Sales of road base are at lower prices than washed aggregates products and therefore negatively impacted the average sales price of aggregates by 9% for the current quarter versus the year ago period.

Operating Margins:	Quarter-to-date costs were impacted negatively by higher contract mining costs and higher maintenance costs versus the comparable period in the prior year. Year-to-date aggregates costs per ton have remained flat.

Outlook:	We expect that aggregates pricing in the Sacramento area will continue to strengthen due primarily to demand outpacing capacity. Aggregates pricing in the Austin, Texas market is anticipated to increase moderately over the next twelve months due to increased levels of construction activity in the Austin area and a changing mix in the products sold.

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

     Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to long-lived assets, goodwill, environmental liabilities and accounts receivable. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant policies.

Recent Accounting Pronouncements

Share Based Payments. In January 2005, the FASB finalized Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the second quarter of fiscal 2006 or July 1, 2005.

We will adopt the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, FAS 123R, which provides among other things certain changes to the method for valuing stock-based compensation, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 (see Note B). At December 31, 2004, unamortized compensation expense for outstanding awards (variable and non-variable), as determined in accordance with FAS 123, that we expect to record during the second quarter of fiscal 2006 was approximately $354,000, before income taxes.

Inventory Costs. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS No. 151), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by FAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or Fiscal 2007 for the Company. We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.

     The following table provides a summary of our cash flows:

	For the Nine Months
	Ended December 31,
	2004	2003
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$128,604	$102,208
Investing Activities:
Capital Expenditures and Other Investing Activities	(15,073)	(8,784)

Net Cash Used in Investing Activities	(15,073)	(8,784)

Financing Activities:
Reduction in Long-term debt, net	(58,700)	(55,510)
Addition to (Reduction in) Note Payable	6,000	(25,257)
Retirement of Common Stock	(31,186)	—
Dividends Paid	(16,702)	(2,785)
Proceeds from Stock Option Exercises	2,060	12,709

Net Cash used in Financing Activities	(98,528)	(70,843)

Net Increase in Cash	$15,003	$22,581

     The $26.4 million increase in cash flows from operating activities for the nine months of Fiscal 2005 was largely attributable to increased earnings. In addition, changes in working capital items such as decreases in inventory and increases in accounts payable and accrued liabilities and federal taxes payable contributed to the increase in cash flows from operating activities.

     Working capital at December 31, 2004, was $7.5 million compared to $12.6 million at March 31, 2004. The decrease resulted primarily from a $2.3 million decrease in inventory; a $4.7 million increase in accounts and notes receivable; a $6.0 million increase in notes payable; a $9.3 million increase in accounts payable and accrued liabilities; and a $7.5 million increase in federal taxes payable, offset against a $15.0 million increase in cash.

     Total debt was reduced from $82.9 million at March 31, 2004, to $30.2 at December 31, 2004. Debt-to-capitalization at December 31, 2004, was 6.0% compared to 15.9% at March 31, 2004.

     Based on our financial condition and results of operations as of and for the nine months ended December 31, 2004, along with the projected net earnings for the remainder of Fiscal 2005, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of Fiscal 2006. The Company was in compliance at December 31, 2004 and during the nine months ended December 31, 2004, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.

     Cash and cash equivalents totaled $18.5 million at December 31, 2004, compared to $3.5 million at March 31, 2004.

Debt Financing Activities.

     On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009. The principal balance of the facility was paid off and replaced with a new $350.0 million credit agreement (the “New Credit Facility”). The New Credit Facility expires on December 16,

2009, at which time all borrowings outstanding are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2004 the Company had $343.5 million of borrowings available under the New Credit Facility.

     Our $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”), was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The Receivables Securitization Facility has been fully consolidated on the accompanying unaudited consolidated balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. Initially, the borrowed funds have been used to pay down borrowings under the Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, we are required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $30.1 million of borrowings outstanding at December 31, 2004, under the Receivables Securitization Facility.

     Other than the Receivables Securitization Facility and the New Credit Facility, the Company has no other source of committed external financing in place. In the event the Receivables Securitization Facility is terminated, funds should be available under the New Credit Facility to repay borrowings. However, if the New Credit Facility were terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the New Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.

     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $25.0 million Letter of Credit Facility. At December 31, 2004, the Company had $6.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $5.5 million in performance bonds relating primarily to our mining operations.

     On January 11, 2005, we completed the purchase of our partner’s 50% interest in Illinois Cement Company for $72 million of which $65 million was financed through borrowings under the New Credit Facility and the balance was paid with cash on hand. See Note (M) to the Unaudited Consolidated Financial Statements for further discussion.

Cash used for Share Repurchases.

	Total Number	Average Price Paid
Period	of Shares Purchased	Per Share
April 1 through April 30, 2004	—	$—
May 1 through May 31, 2004	255,700	60.52
June 1 through June 30, 2004	—	—

Quarter 1 Totals	255,700	60.52

July 1 through July 31, 2004	—	—
August 1 through August 31, 2004	210,000	62.74
September 1 through September 30, 2004	40,000	63.02

Quarter 2 Totals	250,000	62.78

October 1 through October 31, 2004	—	—
November 1 through November 30, 2004	—	—
December 1 through December 31, 2004	—	—

Quarter 3 Totals	—	—

Year-to-Date Totals	505,700	$61.64

     On July 28, 2004, we announced that our Board of Directors authorized the repurchase of an additional 1,800,000 shares of common stock, raising our repurchase authorization to approximately 2,000,000 shares. As of December 31, 2004, we had remaining authorization to purchase 1,750,000 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.

Dividends. Dividends paid in the nine months of 2004 and 2003 were $16.7 million and $2.8 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.

Capital Resources.

     The following table compares capital expenditures:

	For the Nine Months
	Ended December 31,
	2004	2003
	(dollars in thousands)
Land and Quarries	$2,558	$618
Plants	9,929	6,554
Buildings, Machinery and Equipment	3,968	2,352

Total Capital Expenditures	$16,455	$9,524

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

FORWARD-LOOKING STATEMENTS

     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

•	Levels of construction spending. Demand for the Company’s products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general could have a material adverse effect on the Company’s financial condition and results of operations.

•	Interest rates. The Company’s business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to the Company’s borrowings under its credit facilities.

•	Price fluctuations and supply/demand for our products. The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on our financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be affected by regulatory issues affecting its customers.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and receivables securitizations classified as debt. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At December 31, 2004, the Company had approximately $30.1 million in variable rate debt under the Company’s accounts receivable securitization program. Accordingly, using the balance of the Company’s variable rate debt as of December 31, 2004, of $30.1 million, if the applicable interest rate on such debt (LIBOR or commercial paper rate) increases by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $301,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $301,000 for such period. Presently, we do not utilize derivative financial instruments.

     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

EAGLE MATERIALS INC.

Registrant

February 7, 2005	/s/STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

February 7, 2005	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)