Form 10-K
period 2005-03-31
EAGLE MATERIALS INC
filed 2005-06-10
CIK 918646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended
March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K ☑.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2004 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $1.266 billion.

As of June 1, 2005, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	9,706,109
Class B Common Stock, $.01 Par Value	8,429,519

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 4, 2005 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we” or “us”) is a manufacturer of basic building materials including gypsum wallboard, cement, gypsum paperboard and concrete and aggregates. We were founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”). We operated as a public company under the name Centex Construction Products from April 1994 to January 30, 2004; on January 30, 2004, Centex completed a tax free distribution of its shares to its shareholders and, as a result, we are no longer affiliated with Centex. Today, our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum Wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement throughout the western U.S. and for the nineteenth consecutive year we have sold all the cement we produced. At March 31, 2005 we operated, four gypsum wallboard plants (five lines), four cement plants (six kilns, one of which is managed through a joint venture agreement), one gypsum paperboard plant, eight concrete batching plants and two aggregates facilities.

Calendar 2004 also represented a record year for the building materials business:

•	A record high annual wallboard consumption of 34.2 billion square feet in calendar 2004, 8% higher than calendar 2003;

•	Cement consumption for calendar 2004, also a record high, grew by 6.5% with imports continuing to make up approximately 23% of U.S. supply;

•	Pricing improvements were reflected in all of our sectors in Fiscal 2005 and have been improving in the first four months of calendar 2005.

Improving Productivity and Reducing Costs. We are constantly maintaining, evaluating, and making capital investments to improve the productivity and reduce the costs of our existing assets. Collectively, this process resulted in the following Fiscal 2005 achievements:

•	Record wallboard line speeds and production volumes;

•	Cement plants operating at above industry average utilization and below industry average costs; and

•	Our paperboard plant operating at rates 25% greater than its original design capacity.

Pursue Strategic Acquisition or Expansion Opportunities. Strategic acquisitions or expansion opportunities can play a significant role in Eagle Materials growth. While we continually focus on improving productivity and reducing costs of our existing operations we also remain focused on improving our competitive position through acquisition or expansion. We look for opportunities that:

•	Are in our core businesses of wallboard and cement;

•	Expand our geographic footprint; or

•	Maintain or improve our position as a low cost manufacturer in an area.

During Fiscal 2005, we began to actively pursue these strategic goals by:

Expanding our Wallboard Operations. On April 1, 2005, we announced the expansion of our wallboard operations with the construction of a new $125 million wallboard plant in Georgetown, South Carolina. The plant will utilize synthetic gypsum and is anticipated to be completed and operational early in calendar year 2007.

Expanding on Our Existing Asset Position in Our Cement Business. On January 10, 2005, we purchased the 50% interest in the Illinois Cement Company Joint Venture that we did not own for approximately $72 million. On March 14, 2005, we announced a $65 million expansion of our Illinois Cement plant. The expansion will increase the clinker capacity of the plant by approximately 70% to 1,100,000 tons and is anticipated to be completed in Fiscal 2007.

Our vision for the future is to remain a low cost producer in each of the markets in which we compete by remaining disciplined and operationally focused. Our goal is to expand our geographic footprint through acquisition or expansion and to provide superior returns to our shareholders.

INDUSTRY SEGMENT INFORMATION

     For management and financial reporting purposes, our businesses are separated into four segments: Gypsum Wallboard; Cement; Recycled Paperboard; and Concrete and Aggregates. A description of these business segments can be found on pages 4-14.

     The following table presents revenues and earnings before interest and income taxes contributed by each of our industry segments during the periods indicated. We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. The Company owns a 50% interest in the joint venture and accounts for its interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Prior to January 11, 2005, we reported our 50% interest in the Illinois Cement Company consistent with that of Texas Lehigh Cement Company. Consequently, the information presented below and for the remainder of this Form 10-K includes the 50% interest in Illinois Cement through January 10, 2005 (the date we acquired the other 50%) and our 100% interest in Illinois Cement for the period from January 11, 2005 through March 31, 2005. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (G) of the Notes to the Consolidated Financial Statements on pages 49 - 52.

	For the Fiscal Years Ended March 31,
	2005	2004	2003
	(dollars in millions)
Revenues:
Gypsum Wallboard	$350.1	$272.9	$212.8
Cement	211.3	181.9	173.2
Paperboard	125.2	112.4	92.9
Concrete and Aggregates	70.8	63.1	56.6
Other, net	0.2	2.2	2.6

Sub-total	757.6	632.5	538.1
Less: Intersegment Revenues	(58.8)	(53.6)	(37.1)
Less: Joint Ventures Revenues	(82.3)	(76.3)	(71.8)

Total Net Revenues	$616.5	$502.6	$429.2

	For the Fiscal Years Ended March 31,
	2005	2004	2003
	(dollars in millions)
Operating Earnings:
Gypsum Wallboard	$81.6	$35.6	$27.2
Cement	57.6	50.5	54.7
Paperboard	25.4	20.9	17.6
Concrete and Aggregates	7.7	6.0	(0.3)
Other, net	(0.7)	2.2	2.6

Sub-total	171.6	115.2	101.8
Corporate Overhead	(10.3)	(9.3)	(5.6)

Earnings Before Interest and Income Taxes	$161.3	$105.9	$96.2

     Net revenues (net of joint venture and intersegment revenue, see Note (G) of the Notes to the Consolidated Financial Statements) for the past three years from each of our business segments, expressed as a percentage of total Net Revenues were as follows:

	For the Fiscal Years Ended March 31,
	2005	2004	2003
Percentage of Total Net Revenues:
Gypsum Wallboard	56.8%	54.3%	49.6%
Cement	20.4	20.4	22.8
Paperboard	11.5	12.6	14.0
Concrete and Aggregates:
Readymix Concrete	6.8	8.0	8.5
Aggregates	4.5	4.3	4.5

Sub-total	11.3	12.3	13.0
Other, net	—	0.4	0.6

Total Net Revenues	100.0%	100.0%	100.0%

GYPSUM WALLBOARD OPERATIONS

     Company Operations. We own and operate four gypsum wallboard manufacturing facilities. There are four primary steps in the manufacturing process: (1) gypsum is mined and extracted from the ground; (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial construction.

The following table sets forth certain information regarding our plants:

				Estimated Gypsum
	Rated Annual Gypsum	Estimated Minimum Gypsum		Reserve (million
Location	Wallboard Capacity (MMSF)(1)	Rock Reserves (years)		tons)
Albuquerque, New Mexico	410	50	+(2)(3)	49	(2)
Bernalillo, New Mexico	470	50	+(2)(3)	49	(2)
Gypsum, Colorado	660	27	(4)	18
Duke, Oklahoma	1,220	24	(4)(5)	28

Total	2,760

(1) Million Square Feet (“MMSF”).

(2) The same reserves serve both New Mexico plants.

(3) Includes mining claims and leased reserves.

(4) Includes both owned and leased reserves.

(5) Additional reserves available.

     Our gypsum wallboard production totaled 2,572 MMSF in Fiscal 2005 and 2,496 MMSF in Fiscal 2004. Total gypsum wallboard sales were 2,547 MMSF in Fiscal 2005 and 2,437 MMSF in Fiscal 2004. Total wallboard production as a percentage of rated capacity was 93% in Fiscal 2005 and 90% in Fiscal 2004. The Company operating rates were consistent with industry average capacity utilization in Fiscal 2005 and 2004, which were supported by record wallboard demand in those years.

     Raw Materials and Fuel Supplies. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We do not presently use synthetic gypsum. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. The term of the Zia lease continues for so long as gypsum is produced in paying quantities, as defined therein. The term of the State lease continues for so long as the royalties paid under the lease exceed a certain amount. We do not anticipate any problems in continuing to extend the term of these leases for the foreseeable future. Other gypsum deposits are located in the immediate area of the Duke, Oklahoma plant and which we believe may be obtained at reasonable costs when needed.

     Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is the largest cost component in the manufacturer of gypsum wallboard representing approximately 40% of the production cost.

     Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in October 2005 for Colorado, April 2006 for New Mexico, and October 2006 for Oklahoma. If the agreements are not renewed, we expect to be able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs increased significantly in Fiscal

2005 and are likely to increase further during Fiscal 2006. If they remain at the current high level, or continue to increase, they are expected to negatively impact Fiscal 2006 gypsum wallboard manufacturing cost and operating earnings.

     Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other activities such as exports and manufactured housing, which the Company estimates accounted for approximately 50%, 35%, 12% and 3%, respectively, of calendar 2004 industry sales. While the gypsum wallboard industry remains highly cyclical, recent strong residential growth in the repair and remodeling segment have partially mitigated the impact of fluctuations in overall levels of new construction. Also, demand for wallboard is seasonal and generally greater from spring through the middle of autumn.

     Although the percentage of gypsum wallboard shipments accounted for by new residential construction has declined in recent years, new residential construction remains the largest single source of gypsum wallboard demand. In recent years, demand has been favorably impacted by a shift toward more single-family detached housing within the new residential construction segment and by an increase in the size and volume of the average single-family detached home.

     We estimate that the size of the total residential repair and remodel market grew to a record $270 billion in calendar 2004, up 15% from calendar 2003. Although data on commercial repair and remodel activity is not readily available, we believe that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefited from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.

     We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. Two customers with multiple shipping locations accounted for approximately 12% and 11%, respectively, of our total gypsum wallboard sales during Fiscal 2005. The loss of either of these customers could have a material adverse effect on our financial results.

     Although gypsum wallboard is distributed principally in regional areas, the Company and certain other producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 241 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in Albuquerque, New Mexico and five reload yards in Arizona, California and Illinois. Our rail distribution capabilities permit us to reach customers in all states west of the Mississippi River and many eastern states. During Fiscal 2005, approximately 30% of our sales volume of gypsum wallboard was transported by rail.

     Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of 81 plants. We estimate that the three largest producers - USG Corporation, National Gypsum Company and Georgia-Pacific Corporation - account for approximately 65% of gypsum wallboard sales in the U.S. In general, a number of our competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of our competitors operate vertically integrated gypsum wallboard distribution centers, which may provide them with certain cost advantages over the Company.

     Competition among gypsum wallboard producers is primarily on a regional basis and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand, and to a lesser extent, on product quality and customer service.

     Currently total U.S. gypsum wallboard production capacity is estimated at 37.0 billion square feet per year, a 33% increase from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 2004 gypsum wallboard shipments by U.S. manufacturers were approximately 34.2 billion square feet, the highest level on record, resulting in average industry capacity utilization of approximately 92%.

     Capital Expenditures. Capital expenditures during Fiscal 2005 for the gypsum wallboard segment amounted to $5.8 million; $8.2 million in Fiscal 2004; and $3.0 million in Fiscal 2003. Capital outlays in Fiscal 2006 are estimated to be approximately $16.5 million with less than 1% of the estimated expenditures related to compliance with environmental regulations.

     Environmental Matters. The gypsum wallboard industry is subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of the Company’s gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not, used asbestos in any of its gypsum wallboard products.

CEMENT OPERATIONS

     Company Operations. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The LaSalle, Illinois, Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by the Company and 50% by Lehigh Cement Company, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name Illinois Cement Company, the Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

     Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and at present approximately 80% of our clinker capacity is from preheater or preheater/precalciner kilns. The following table sets forth certain information regarding these plants:

					Estimated
					Minimum
	Rated Annual				Limestone
	Clinker Capacity	Manufacturing	Number of		Reserves
Location	(M short tons)(1)	Process	Kilns	Dedication Date	(Years)
Buda, TX(2)	1,250	Dry – 4 Stage Preheater		1978	50	+(5)
		Flash Calciner	1	1983
LaSalle, IL	640	Dry – 4 Stage Preheater	1	1974	44	(5)
Laramie, WY	670	Dry – 2 Stage Preheater	1	1988	28	(6)
		Dry - Long Dry Kiln	1	1996
Fernley, NV	515	Dry – Long Dry Kiln	1	1964	13	(6)

		Dry – 1 Stage Preheater	1	1969
Total–Gross(3)	3,075

Total–Net(3)(4)	2,450

(1) One short ton equals 2,000 pounds.

(2) The amounts shown represent 100% of plant capacity and production. This plant is owned by a separate partnership in which the Company has a 50% interest.

(3) Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4) Net of partners’ 50% interest in the Buda, Texas plant.

(5) Owned reserves.

(6) Includes both owned and leased reserves.

     The Company’s net cement production, including its 50% share of the cement Joint Venture production, totaled 2.42 million tons in Fiscal 2005 and 2.39 million tons in Fiscal 2004 (Fiscal 2004 includes 50% of Illinois Cement production versus 50% of Illinois through January 10, 2005 and a 100% from January 11, 2005 through March 31, 2005). Total net cement sales, including the Company’s 50% share of cement sales from the Joint Venture, were 2.75 million tons in Fiscal 2005 and 2.52 million tons in Fiscal 2004 as all four plants sold 100% of the product they produced. Cement production is capital-intensive and involves high initial fixed costs. During the past two years, we imported and purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In Fiscal 2005, 14.6% of the cement sold by us was acquired from outside sources, compared to 8.7% in Fiscal 2004.

     Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by the Company and located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for at least 25 years or, in the case of our Nevada plant, at least 13 years. We control additional limestone reserves for our Nevada market that will be available when needed on an economically feasible basis but may require a new plant to be built in close proximity to these reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or are purchased from outside suppliers.

     Our cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. We have not used hazardous waste-derived fuels in our plants although our LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a partial fuel alternative. Electric power is also a major cost component in the manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements. These agreements may expose us to some production interruptions during periods of power curtailment.

     Sales and Distribution. Demand for cement has been historically cyclical, derived from the demand for concrete products which, in turn, is derived from demand for construction. However, recently construction spending and cement consumption have been more stable and growing. The construction sector is affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Also, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. While the impact on the Company of regional construction cycles may be mitigated to some degree by a geographic diversification, profitability is sensitive to shifts in the balance between regional supply and demand.

     The following table sets forth certain information regarding the geographic area served by each of our cement plants and the location of our distribution terminals in each area. We have a total of 10 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

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

     Cement is distributed directly to our customers by common carriers and customer pickups from plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement sales during Fiscal 2005. Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects.

     Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products economically. Therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No one cement company has a distribution of plants extensive enough to serve all geographic areas.

     Cement imports into the U.S. occur primarily to supplement domestic cement production. Cement is typically imported into deep water ports or transported on the Mississippi River system near major populated centers to take advantage of higher freight costs that U.S. manufacturers have in the same areas.

     As a result of antidumping petitions filed by a group of domestic cement producers, significant antidumping duty cash deposit requirements have been imposed on cement imported from Mexico since 1990 and from Japan since 1991. The existing antidumping orders have contributed substantially to an improvement in the condition of the U.S. cement industry.

     The Department of Commerce and the International Trade Commission (“ITC”) conducted “sunset” reviews of antidumping orders during 1999 – 2000 and determined they should remain in effect for another five years until 2005. It is anticipated that a similar review will commence in the fall of calendar 2005 with final conclusions being reached approximately one year later.

     The Portland Cement Association (“PCA”) estimates that imports represented approximately 20.3% of cement used in the U.S. during calendar 2004 as compared with approximately 21% in 2003 and 23% in 2002. The introduction of low-priced imported cement from new sources could adversely affect our results of operations.

     Capital Expenditures. Capital expenditures during Fiscal 2005, not including capital expenditures associated with the 50% owned cement Joint Venture, amounted to $8.5 million compared with $1.8 million and $2.5 million in Fiscal 2004 and 2003, respectively. Capital outlays in Fiscal 2006 are estimated to be approximately $33.0 million. The increase is due primarily to the expansion of our Illinois Cement facility. Approximately 14% of the estimated Fiscal 2006 total is related to compliance with environmental regulations.

     Environmental Matters. Our operations are subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that the Company has obtained all the material environmental permits that are necessary to conduct our operations. We further believe that the Company is conducting its operations in substantial compliance with these permits. In addition, none of the Company’s sites is listed as a CERCLA “Superfund” site.

     Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency or EPA has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. Final action implementing the 2002 announcement is expected to occur in October 2006.

     Currently, substantially all CKD produced in connection with our ongoing operations is recycled, and therefore such CKD is not viewed as a waste under RCRA. However, CKD was historically collected and stored on-site at our Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. If either the EPA or the states decide to impose management standards on this CKD at some point in the future, the Company could incur additional costs to comply with those requirements with respect to its historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

     A second industry environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. The Company currently crushes spent refractory brick (which does not contain chromium) and uses it as raw feed in the kiln.

     A third industry environmental issue involves the potential regulation of greenhouse gases from cement plants. Carbon dioxide is a greenhouse gas that many scientists and others believe contributes to the warming of the Earth’s atmosphere. Although no restrictions have yet been imposed under federal laws, it is possible that cement plants may be targeted because of the large amounts of carbon dioxide generated during the manufacturing process. Any imposition of raw materials or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry.

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

     Management believes that our current procedures and practices in our operations, including those for handling and managing hazardous materials, are consistent with industry standards and are in substantial compliance with applicable environmental laws and regulations. Nevertheless, because of the complexity of operations and compliance with environmental laws, there can be no assurance that past or future operations will not result in violations, remediation or other liabilities or claims. Moreover, we cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws or regulations will be administered or interpreted. Compliance with more stringent environmental laws, or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

RECYCLED PAPERBOARD OPERATIONS

     Company Operations. Our recycled paperboard manufacturing operation is located in Lawton, Oklahoma and was acquired in November 2000 along with certain other related assets that were sold or closed in Fiscal 2002 and 2003.

     All of our paper products are manufactured from 100% recovered (recycled) paper fiber. Products manufactured primarily include the facing and backside paper used in the manufacture of gypsum wallboard; other recycled paperboard grades used by manufacturers of consumer packaging (e.g. corrugate medium and linerboard); and industrial paperboard products (e.g. angle board, tube and core board) are also produced for diversity and mill optimization.

     The Mill. The mill is designed to manufacture gypsum-grade recycled paperboard utilizing various modern technologies that produces recycled paperboard that is up to 20% lighter than that currently generally available in the U.S., but with similar strength characteristics. Because gypsum-grade recycled paperboard generally is sold on the basis of surface area, manufacturing lighter paper potentially translates into higher profit margins per ton for the recycled paperboard manufacturer. Lighter recycled paperboard also reduces drying costs associated with the production of gypsum wallboard and reduces inbound and outbound freight costs of both recycled paperboard and gypsum wallboard. In addition to producing a product that is more attractive to customers, our lighter weight, better quality recycled paperboard reduces production and transportation costs at our gypsum wallboard plants.

     Manufacturing Process. Recycled paperboard is manufactured in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. This mixture is passed through a series of filters and cleaners to remove all of the undesirable materials (e.g. tapes, glass, staples, glues, waxes) from the recovered fiber to produce a slurry. The slurry is then diluted to a very low concentration and is then applied to a series of traveling wire screens through a mechanical distribution system. The paper machine is designed so that four individual webs of paper are combined to form one multi-ply sheet of paperboard. The excess water from this process is allowed to be drained through the wire mesh fabric and is continuously recycled for additional paper making. The multi-ply paper mat is then mechanically pressed, steam dried and trimmed to specific customer size and packaging requirements. The finished product is wound in roll form weighing approximately 2.5 tons and containing 2.2 miles of paper. It is made specifically to customer quality specifications.

     Raw Materials. The principal raw materials are recovered paper fiber (in other words, wastepaper), water and specialty paper chemicals. Several different types of recovered fiber (e.g. newspaper, grocery store boxes, etc.) are formulated together to give the desired paperboard qualities. Recovered paper fiber is currently purchased from several sources, with 60% being under contractual commitments.

     We believe that adequate supplies of recovered paper fiber will continue to be available from generators and wholesalers located within a 400-mile radius of the mill. One third of all purchased fiber is supplied by rail. Recovered paper fiber is a commodity bought, sold and traded under the guidelines of the Institute of Scrap Recycling Industries, Inc. (ISRI). Monthly pricing is established in several industry publications based on location. Prices are subject to fluctuations based on supply, demand and export. The current outlook for Fiscal 2006 is for wastepaper prices to increase moderately during the first half of the year and stabilize for the remainder of the fiscal year. Current customer contracts include price escalators to compensate for changes in raw material prices.

     Chemicals, including size, retention aids, bactericides and strength aids, used by the Company in its recycled paperboard operations are environmentally friendly and are readily available from several manufacturers at competitive prices.

     The manufacture of recycled paperboard involves the use of large volumes of water both in the production process and for cooling purposes. The mill uses water provided under an agreement with the City of Lawton, Oklahoma municipal services. The term of the agreement with the City of Lawton, Oklahoma is fifteen years (commencing in calendar 1999) with two automatic five-year extensions unless the Company notifies the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available, an extended period of general water shortages, legal curtailment of any mill’s current water sources or uses, or deterioration of the current quality of water could adversely affect the mill’s operations and limit its production capacity.

     Electricity, natural gas and other utilities are available to the mill either at contracted rates or at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. If periods of natural gas curtailment or unfavorable pricing occur, the Lawton mill is equipped to use fuel oil as an alternative fuel. The mill has a four year contract for natural gas transportation.

     Paperboard mills are generally large consumers of natural gas, with Lawton’s needs in excess of 3200 MMBTU per day. During Fiscal 2005, natural gas pricing significantly increased and is expected to increase further during Fiscal 2006. If natural gas prices remain at the current high level, or continue to increase, they are expected to negatively impact Fiscal 2006 production cost and operating earnings. The mill is under a favorable electrical agreement with Public Service of Oklahoma that renews annually, unless terminated by notice by either party.

     Sales and Distribution. Our manufactured recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During Fiscal 2005, approximately 41% of the recycled paperboard manufactured and shipped by the mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 5% was shipped to other gypsum wallboard manufacturers and 40% was sold to BPB Gypsum (“BPB Gypsum”) pursuant to a paper supply contract (the “BPB Gypsum Agreement”). Originally, the BPB Gypsum Agreement was entered into by Republic Paperboard and James Hardie Gypsum Inc.; however, subsequent to the agreement James Hardie’s North American gypsum wallboard operations were acquired by BPB Gypsum. The BPB Gypsum Agreement is a long-term paper supply contract with sales to BPB Gypsum made at a defined base price determined at the time of execution of the BPB Gypsum Agreement. This defined price is subject to adjustment based on changes in the major variable costs of production of recycled paperboard. Under this agreement, the mill is obligated to sell and BPB Gypsum is obligated to purchase at least 95% (plus or minus 5%) of the gypsum-grade recycled paperboard requirements of three of BPB Gypsum’s plants. The loss of BPB Gypsum as a customer or a termination or reduction of its production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

     Competition. In selling the portion of our production not consumed by our gypsum wallboard manufacturing operations, we compete with approximately nine other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for gypsum wallboard, the demand for recycled paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for gypsum wallboard, the demand for recycled paperboard falls, and selling prices may decrease on open market tonnage.

     Price, quality and timeliness of deliveries are the principal methods of competition among paperboard producers. The location of our mill allows us to serve a variety of markets, including several gypsum wallboard plants in the mid-west, southeast, southwest and western U.S.

     Environmental Matters. Prior to November 2000, the Company’s now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant, who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, new environmental conditions were uncovered that appear to stem from underground storage tank use on the mill site. The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement with the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”) to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The Company and the former owner have each approved and submitted to the Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Oil Inspection Section in calendar 2002. It is estimated that this CAP will cost approximately $2.5 million and take approximately eight years to complete. Under the participation agreement, the Company will pay 25% (or approximately $625,000 of which a portion has been paid and the remainder is fully accrued) of such estimated costs. There can be no assurance however, that the actual costs of remediation will not exceed these estimates.

     Capital Expenditures. Capital expenditures during Fiscal 2005 for the paperboard operations were $4.5 million, $1.3 million in Fiscal 2004 and $4.7 million in Fiscal 2003. Capital expenditures for Fiscal 2006 have been estimated at approximately $7.3 million. This increase is due to two large equipment upgrade projects and a plant automation project. None of the estimated Fiscal 2006 capital outlays is related to compliance with environmental regulations.

CONCRETE AND AGGREGATES OPERATIONS

     Company Operations. Readymix concrete, a versatile, low-cost building material used in almost all construction, involves the mixing of cement, sand, gravel, or crushed stone and water to form concrete which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to the customer’s job site in mixer trucks.

     The construction aggregates business consists of the mining, extraction, production and sale of crushed stone, sand, gravel and lightweight aggregates such as expanded clays and shales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of portland cement concrete and asphaltic mixes in highway construction and maintenance.

     We produce and distribute readymix concrete north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California Austin, Texas	3 5	43 75

Total	8	118

     The Austin, Texas market, which is our largest concrete market, has been negatively impacted by the market conditions affecting technology companies that began in 2000. Our net readymix concrete production was 769,000 cubic yards in Fiscal 2005 and 762,000 cubic yards in Fiscal 2004.

     We conduct aggregate operations near our concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations.

		Estimated Annual
		Production Capacity	Estimated Minimum
Location	Types of Aggregates	(Thousand tons)	Reserves (Years)
Northern California	Sand and Gravel	3,500	100	(1)
Austin, Texas	Limestone	2,500	60	(2)

Total		6,000

(1) Owned reserves through various subsidiaries. (2) Leased reserves.

     The Company’s total net aggregate sales were 5.2 million tons in Fiscal 2005 and 4.2 million tons in Fiscal 2004. Total aggregates production was 5.4 million tons for Fiscal 2005 and 4.7 million for Fiscal 2004. A portion of the Company’s total aggregates production is used internally by the Company’s readymix concrete operations.

     In September 2002, we closed our Georgetown, Texas quarry and processing plant. We initially planned to utilize all or a substantial portion of the assets used in the Georgetown operations at our other facilities, although it was later determined that only a portion of such assets were needed and the remainder were sold. Assets written-off during Fiscal 2003 as part of the closure totaled $2.6 million.

     Raw Materials. The Company supplies approximately 100% and 5% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 53% and 50%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.

     We mine and extract limestone and sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by the Company and located near its plants. The northern California quarry is estimated to contain approximately one billion tons of sand and gravel reserves. The Austin, Texas quarry is covered by a lease which expires in 2060. Based on its current production capacity, the Company estimates its Austin, Texas quarry contains approximately 60 years of limestone reserves.

     Sales and Distribution. Demand for readymix concrete and aggregates largely depends on local levels of construction activity. The construction sector is subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s selling area. Our batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by trucks owned by the Company.

     We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers, customer pick-up and, to a lesser extent, trucks owned by the Company. No single customer accounted for 10% or more of our concrete or aggregates sales during Fiscal 2005. Presently we are attempting to secure a rail link from our principal aggregates deposit north of Sacramento, California to extended markets in the San Francisco Bay area.

     Competition. Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in local areas. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can sell their products only in areas within 50 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregate production facilities and zoning of land to permit mining and extraction of aggregates.

     Both concrete and aggregates are commodity products. Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates.

Accordingly, competition in both the concrete and aggregates businesses is based principally on price and, to a lesser extent, on product quality and customer service.

     Capital Expenditures. Capital expenditures during Fiscal 2005 amounted to $3.5 million for the concrete and aggregates segment compared with $1.0 million and $1.1 million in Fiscal 2004 and 2003, respectively. Capital outlays in Fiscal 2006 are estimated to be approximately $11.1 million (with approximately $7.0 million relating to a mining dredge and related equipment). Only $0.7 million of estimated Fiscal 2006 capital expenditures are related to compliance with environmental regulations.

     Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. None of our concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.

EMPLOYEES

     As of March 31, 2005, we had approximately 1,557 employees

     As of March 31, 2005, we had approximately 400 employees employed under collective bargaining agreements and various supplemental agreements with local unions.

WHERE YOU CAN FIND MORE INFORMATION

     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge through the investor relations page of our website, located at www.eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Alternatively, you may contact our investor relations department directly at (214) 432-2000 or by writing to Eagle Materials Inc., Investor Relations, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.

ITEM 2. PROPERTIES

     We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which EXP has a 50% interest. Our principal aggregate plants and quarries are located in the Austin, Texas area and Marysville, California. In addition, we operate gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico, Gypsum, Colorado and Duke, Oklahoma. We produce recycled paperboard at Lawton, Oklahoma. None of our facilities are pledged as security for any debts.

     See “Item 1. Business” on pages 1-14 of this Report for additional information relating to the Company’s properties.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to certain ordinary legal proceedings incidental to our business. In general, although the outcome of litigation is inherently uncertain, we believe that all of the pending litigation proceedings in which the Company or any subsidiary is currently involved are likely to be resolved without having a material adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDENDS

		Fiscal Year Ended March 31, 2005			Fiscal Year Ended March 31, 2004
Quarter		High	Low	Dividends	High		Low	Dividends
First	- Common A	$72.10	$58.49	$0.30	$42.00		$35.60	$0.05
	- Common B	$70.20	$57.11	$0.30	n/a	(3)	n/a	n/a
Second	- Common A	$71.93	$61.48	$0.30	$48.37		$37.48	$0.05
	- Common B	$69.95	$59.56	$0.30	n/a		n/a	n/a
Third	- Common A	$87.06	$64.78	$0.30	$61.20		$46.30	$0.05
	- Common B	$83.85	$62.67	$0.30	n/a		n/a	n/a
Fourth	- Common A	$86.85	$78.00	$0.30	$61.10		$53.36	$6.30	(1)(2)
	- Common B	$84.15	$76.00	$0.30	$59.05		$52.40	$0.30

(1) Includes special one-time $6.00 per share dividend paid in connection with the spin-off from Centex Corporation.

(2) Quarterly dividend increased 500%.

(3) Class B Common Shares were issued on January 30, 2004, in connection with the spin-off from Centex Corporation.

     The Common Stock and Class B Common Stock of Eagle Materials Inc. are traded on the New York Stock Exchange (ticker symbols EXP and EXP.B). The approximate number of record holders of the Common Stock and the Class B Common Stock as of June 1, 2005 was 1,089 and 2,682, respectively. We currently expect that quarterly cash dividends comparable to the $.30 per share quarterly dividend will continue to be paid throughout Fiscal 2006.

     The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans as of March 31, 2005. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

Number of
securities
remaining available
for future issuance
		Number of		under equity
		securities to be	Weighted average	compensation plans
		issued upon	exercise price of	excluding
		exercise of	outstanding	securities
		outstanding	options, warrants	reflected in column
		options, warrants	and rights	(a)
Plan Category	Incentive Plan	and rights (a)	(b)	(c)
Equity compensation plans approved by stockholders	2004	585,119	$37.70	1,013,045
Equity compensation plans not approved by shareholders		0	0	0

		585,119	$37.70	1,013,045

     The Company’s Board of Directors has approved a cumulative total of 7,901,430 shares of the Company’s common stock for repurchase since the Company became publicly held in April 1994. As of March 31, 2005 there are approximately 1,599,200 shares remaining under the Company’s current repurchase authorization. The Company repurchased 662,200 shares of Class B Common Stock at a cost of $43.8 million during Fiscal 2005 and 58,500 shares of EXP.B Common Stock in Fiscal 2004 at a cost of $3.1 million.

     The total number of shares purchased in the table below represents shares of common stock repurchased pursuant to the Board of Directors authorization dated November 29, 1998 as amended July 28, 2004. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by Company management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.

     Purchases of the Company’s Class B Common Stock during the year ended March 31, 2005 are as follows:

	Total Number of	Average Price Paid
Period	Shares Purchased	Per Share
April 1 through April 30, 2004	—	$—
May 1 through May 31, 2004	255,700	60.52
June 1 through June 30, 2004	—	—

Quarter 1 Totals	255,700	60.52

July 1 through July 31, 2004	—	—
August 1 through August 31, 2004	210,000	62.74
September 1 through September 30, 2004	40,000	63.02

Quarter 2 Totals	250,000	62.78

October 1 through October 31, 2004	—	—
November 1 through November 30, 2004	—	—
December 1 through December 31, 2004	—	—

Quarter 3 Totals	—	—

January 1 through January 31, 2005	—	—
February 1 through February 28, 2005	40,900	78.42
March 1 through March 31, 2005	115,600	80.95

Quarter 4 Totals	156,500	80.29

Fiscal Year	662,200	$66.05

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA (1)
(amounts in thousands, except per share data)

	For the Years Ended March 31,
	2005	2004		2003	2002	2001

Revenues	$616,541	$502,622		$429,178	$395,188	$367,206

Earnings Before Income Taxes	158,089	102,123		86,613	59,699	92,263

Net Earnings	106,687	66,901		57,606	39,706	59,429

Diluted Earnings Per Share	5.73	3.57		3.11	2.15	3.22

Cash Dividends Per Share	1.20	6.45	(2)	0.20	0.20	0.20

Total Assets	780,001	692,975		706,355	737,323	788,885

Total Debt	84,800	82,880		80,927	182,380	278,828

Stockholders’ Equity	485,368	439,022	(2)	479,611	427,832	392,320

Average Diluted Shares Outstanding	18,628	18,736		18,524	18,461	18,473

Book Value Per Share At Year End	$26.06	$23.39	(2)	$26.09	$23.30	$21.40

(1)	The Financial Highlights should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Reflects a special one-time $6.00 per share ($112.9 million total) dividend paid in connection with the Spin-off from Centex Corporation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     Strong residential construction and a recovering commercial construction demand in all of our markets helped to set record Fiscal 2005 sales volume, revenues and earnings per share. Demand in all of our markets was strong as we reported increased sales volume in each of our segments for the fiscal year ended March 31, 2005. The majority of our earnings improvement was in the Gypsum Wallboard and Cement operations. Fiscal 2005 revenues increased 23% to $616.5 million, net earnings were up 59% to $106.7 million and diluted earnings per share were up 61% to $5.73.

     Gypsum Wallboard sales volume was up 5% and represented record volumes for the Company due to record industry demand while operating earnings increased 129% due to a 25% increase in average sales price. Fiscal 2005 was the 19th consecutive sold-out year for our cement operations. Cement sales volume increased 9%, and operating earnings increased 14% from last year due to higher average net sales prices offset primarily by the impact of increased purchased cement volumes and costs. Paperboard reported record sales volume and operating earnings due to increased shipments to our wallboard operations and higher net sales prices. Concrete and Aggregates operating earnings improved 30% over last fiscal year due primarily to a record sales volume increase in aggregates of 23%. Corporate expenses increased $1.0 million due primarily to the cost associated with consulting services and the implementation costs of Sarbanes Oxley.

     Manufacturing costs in Fiscal 2005 were negatively impacted by increased natural gas, coal, power, paper fiber and maintenance costs. Demand for energy related products continued at a high level and prices for these products are expected to increase further in Fiscal 2006. Maintenance costs are expected to remain flat in Fiscal 2006.

     We operate in cyclical businesses. Downturns in overall economic activity usually have a significant adverse effect on cyclical businesses due to decreased demand and reduced pricing. Recently, wallboard demand has been favorably impacted by strong residential construction due to low interest rates. Rising interest rates could bring an erosion in new residential construction activity. However, commercial and industrial activity, which are showing signs of improvement, may help to offset reduced demand in the residential construction sector if interest rates increase. Cement demand continues to be positively impacted by a strong national highway funding program. The funds to be allocated in the current re-authorization proposals in Congress exceed the prior highway funding program.

     Strong demand from new housing and residential remodeling resulted in record wallboard consumption for calendar 2004. According to the Gypsum Association, national wallboard consumption of 34.2 billion square feet for calendar 2004, the highest level on record, was up 8% from last year’s consumption. Industry utilization rates have been at the 90%+ level, resulting in a 25% increase in wallboard pricing for FY 2005. We implemented a price increase in April 2005 and another price increase was announced in May 2005 to be implemented in July 2005.

     U.S. Cement consumption continues to be strong. Total U.S. cement shipments of 124 million short tons for calendar 2004 were 4% above calendar 2003. Cement imports for calendar 2004 were 28 million short tons, 20% above last year’s imports. The U.S. Cement Industry has been sold out for the last 10 years as a result of a domestic capacity deficit. Current U.S. demand requires imports of over 20% to supplement domestic capacity. The U.S. Cement Industry is anticipating a tight supply of imported cement this year due to high freight rates and increasing consumption in world markets. Cement pricing has increased 7% over prior year reversing a slight decline over the past three years. We implemented price increases in certain markets in January 2005 and all markets in April 2005.

     Our recycled paperboard mill continued operational and marketing improvements and is now producing at 25% above its original design capacity.

     The Company conducts one of its cement operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas (the “Joint Venture”). The Company owns a 50% interest in the joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, the Company proportionately consolidates its 50% share of the cement Joint Venture’s revenues and operating earnings, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (G) of the Notes to the Consolidated Financial Statements for additional segment information.

RESULTS OF OPERATIONS

Fiscal Year 2005 Compared to Fiscal Year 2004

     Consolidated Results. Consolidated net revenues for Fiscal 2005 were up 23% from Fiscal 2004 driven by higher sales prices and volumes in all segments, especially Gypsum Wallboard and Cement. Fiscal 2005 operating earnings of $171.7 million were up 49% from $115.2 million last fiscal year mainly due to increased Gypsum Wallboard and Cement operating earnings.

     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Years Ended March 31,		For the Years Ended March 31,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Gypsum Wallboard	$350,101	$272,924	$81,616	$35,604
Cement	211,343	181,846	57,616	50,450
Paperboard	125,184	112,366	25,406	20,942
Concrete & Aggregates	70,786	63,117	7,742	5,971
Other, net	193	2,242	(721)	2,242

Sub-total	757,607	632,495	$171,659	$115,209

Less: Intersegment Revenues	(58,812)	(53,567)
Less: Joint Venture Revenues	(82,254)	(76,306)

Total	$616,541	$502,622

(1)	Prior to Corporate General and Administrative and interest expense.

     Corporate Overhead. Corporate general and administrative expenses for Fiscal 2005 were $10.3 million compared to $9.3 million for last fiscal year. The increase was primarily the result of increased consulting expenses, higher compensation and benefit costs and costs associated with Sarbanes Oxley, partially offset by the absence of $2.5 million in direct expenses related to the spin-off transaction included in Fiscal 2004.

     Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

     Net Interest Expense. Net interest expense of $3.3 million for Fiscal 2005 declined $0.6 million from Fiscal 2004 due to lower debt balances and reduced borrowing costs.

     Income Taxes. The effective tax rate for fiscal 2005 declined to 32.5% from 33.9% primarily due to legal, advisory and consultant costs incurred in Fiscal 2004 related to the spin-off transaction which were not deductible for tax purposes and, a current year state tax benefit of $2.3 million as a result of a lower effective state tax rate applied to our anticipated state deferred tax balances.

     Net Income. As a result of the foregoing, pre-tax earnings of $158.1 million were 55% above Fiscal 2004 pre-tax earnings of $102.1 million. Fiscal 2005 net earnings of $106.7 million increased 59% from net earnings of $66.9 million in Fiscal 2004. Diluted earnings per share in Fiscal 2005 of $5.73 were 61% higher than the $3.57 for Fiscal 2004.

GYPSUM WALLBOARD OPERATIONS

	For the Fiscal Year Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, as Reported	$350,101	$272,924	28%
Freight and Delivery Costs billed to customers	(73,140)	(60,977)	20%

Net Revenues	$276,961	$211,947	31%

Sales Volume (MMSF)	2,547	2,437	5%
Average Net Sales Price (1)	$108.74	$86.97	25%
Unit Production Costs	$76.70	$72.36	6%
Operating Margin	$32.04	$14.61	119%
Operating Earnings	$81,616	$35,604	129%
Freight per MSF	$28.72	$25.02	15%

(1)	Net of freight per MSF.

Revenues:	Price increases throughout the year and record Company wallboard shipments positively impacted revenues for Fiscal 2005 as compared to prior year. Pricing has continued to strengthen as a result of record demand resulting in the near full capacity utilization of the U.S. wallboard industry. Our sales volume of 2,547 MMSF represents a record for the Company.

Operating Margins:	Cost-of-sales were impacted by increasing transportation costs, natural gas and paper costs. On a per unit basis, freight costs, which are deducted to determine average net sales price, have increased 15% compared to Fiscal 2004. Operating earnings represented the second highest earnings in Company history.

Outlook:	Strong demand from new housing resulted in record wallboard consumption for calendar 2004. According to the Gypsum Association, calendar 2004 national wallboard consumption of 34.2 billion square feet was up 8% from last year’s same period.

Throughout Fiscal 2005 industry utilization rates have trended upward in excess of 92% and as a result, pricing has firmed up in all of the markets we serve. We implemented a 10% price increase in late April 2005 in all of the markets we serve and another 15% price increase was announced in May 2005 to be implemented in July of 2005. Wallboard pricing, however, has historically softened during the winter season due to lower levels of construction activity.

CEMENT OPERATIONS

	For the Fiscal Year Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$211,343	$181,846	16%
Freight and Delivery Costs billed to customers	(16,499)	(15,608)	6%

Net Revenues	$194,844	$166,238	17%

Sales Volume (M Tons)	2,753	2,518	9%
Average Net Sales Price	$70.77	$66.02	7%
Unit Production Costs (including imports and purchased cement)	$49.84	$45.98	8%
Operating Margin	$20.93	$20.04	4%
Operating Earnings	$57,616	$50,450	14%

Revenues:	Price increases were implemented during the first and fourth quarters of Fiscal 2005 in the majority of our markets resulting in record average sales prices for the Company. Additionally, Fiscal 2005 sales volume was a record high due to high levels of construction activity and favorable weather conditions in our markets. The tight supply of cement in these markets has resulted in sold out conditions at all of our plants for Fiscal 2005.

Operating Margins:	We continue to utilize purchased cement to supplement our production capacities in certain markets that we serve. Purchased cement tons were 402,000 tons in Fiscal 2005 versus 219,000 tons in the prior year and impacted current year average cost per ton by $1.87 per ton. Fuel and power costs have increased 9% over the prior year period due primarily to increased cost of petroleum coke and coal.

Outlook:	U.S. cement consumption remains strong as a result of strong housing activity, a recovering commercial construction market and federal and state infrastructure projects. In the near term, we expect U.S. cement pricing to remain stable or increase due to strong domestic consumption, increasing world consumption and high international freight costs for imported cement. Total U.S. shipments of 132 million short tons for calendar 2004, were 4% above the same period in calendar 2003. Cement imports for calendar 2004, were 30 million short tons or 17.5% above last year’s imports. The Company has been sold out for the last 19 years and it is estimated that current industry-wide domestic production capacity is 20% short of domestic consumption.

PAPERBOARD OPERATIONS

	For the Fiscal Year Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$125,184	$112,366	11%
Freight and Delivery Costs billed to customers	(3,048)	(2,355)	29%

Net Revenues	$122,136	$110,011	11%

Sales Volume (M Tons)	268	264	2%
Average Net Sales Price	$455.73	$416.71	9%
Unit Production Costs	$360.93	$337.38	7%
Operating Margin	$94.99	$79.33	19%
Operating Earnings	$25,406	$20,942	21%

Revenues:	Paperboard achieved price increases in each of the products it sells, primarily as a result of previously established contract escalators associated with the price of the waste paper. Paperboard sales to our wallboard division were 159 thousand tons at $54.1 million compared to 157 thousand tons at $49.3 million for last year.

Operating Margins:	Cost-of-sales per ton was impacted primarily by higher recovered fiber costs of $20.00 per ton, higher fuel costs of $2.80 per ton, higher chemical costs of $3.50 per ton and higher inbound freight costs of $5.00 per ton, offset positively by the mix of products sold and lower returns and allowances.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency, our paperboard mill is currently producing at 125% of its original design capacity. While we anticipate continued strong demand for our products over the next twelve months. However, announced recycled container board production expansion could place upward price pressure on recovered fiber as supply tightens.

CONCRETE OPERATIONS

	For the Fiscal Year Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$42,228	$40,226	5%

Sales Volume (M Yards)	769	762	1%
Average Net Sales Price	$54.92	$52.79	4%
Unit Production Costs	$51.01	$48.87	4%
Operating Margin	$3.91	$3.92	—
Operating Earnings	$3,007	$2,987	1%

Revenues:	Concrete revenues were impacted primarily by increased average sales prices of $4.74 per cubic yard in the northern California market and $1.94 per cubic yard in the Austin, Texas market versus the prior year, offset by decreased volumes in the northern California market.

Operating Margins:	Concrete margins were negatively impacted by increased raw materials (cement and aggregates) and delivery costs. In both of our markets the majority of such costs were passed through to customers via price increases reflected above.

Outlook:	While concrete pricing in the Austin, Texas market has increased slightly, pricing remains below the national average and well below pricing in the northern California market. We expect this trend to continue for the next twelve months. Additionally, we expect continued stable pricing in the northern California market.

AGGREGATES OPERATIONS

	For the Fiscal Year Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$28,558	$22,891	25%
Freight and Delivery Costs billed to customers	(1,071)	(558)	92%

Net Revenues	$27,487	$22,333	23%

Sales Volume (M Tons)	5,196	4,228	23%
Average Net Sales Price	$5.29	$5.24	1%
Unit Production Costs	$4.38	$4.53	(3%)
Operating Margin	$0.91	$0.71	28%
Operating Earnings	$4,735	$2,984	59%

Revenues:	We recorded record volumes throughout Fiscal 2005; driven by the northern California market where demand continues to outpace supply. Pricing continued to strengthen in northern California and is up 7% as compared to the prior year. Aggregates volumes for the Austin, Texas market have increased 39% versus the prior year period due to higher sales of road base. Sales of road base are at lower prices than washed aggregates products and therefore negatively impacted the average Texas sales price of aggregates by 6% versus the prior year.

Operating Margins:	Costs were impacted negatively by higher contract mining costs and higher maintenance costs versus last year. Aggregates costs per ton have remained essentially flat due to fixed costs being spread over larger sales volumes.

Outlook:	We expect that aggregates pricing in the northern California area will continue to strengthen due primarily to demand outpacing capacity. Aggregates pricing in the Austin, Texas market is anticipated to increase moderately over the next twelve months due to increased levels of construction activity in the Austin area and a changing mix in the products sold.

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

     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Years Ended March 31,		For the Years Ended March 31,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Gypsum Wallboard	$272,924	$212,790	$35,604	$27,196
Cement	181,846	173,198	50,450	54,712
Paperboard	112,366	92,898	20,942	17,614
Concrete & Aggregates	63,117	56,598	5,971	(268)
Other, net	2,242	2,632	2,242	2,632

Sub-total	632,495	538,116	$115,209	$101,886

Less: Intersegment Revenues	(53,567)	(37,112)
Less: Joint Venture Revenues	(76,306)	(71,826)

Total	$502,622	$429,178

(1)	Prior to Corporate General and Administrative expenses.

     Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

     Corporate Overhead. Corporate general and administrative expenses for Fiscal 2004 were $9.3 million compared to $5.7 million for Fiscal 2003. The increase was primarily the result of increased consulting, moving, insurance, investor relations and employee costs plus $2.5 million in direct expenses related to the spin-off transaction.

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

GYPSUM WALLBOARD OPERATIONS

	For the Years
	Ended March 31,		Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues, as Reported	$272,924	$212,790	28.3%
Freight and Delivery Costs billed to customers	(60,977)	(44,387)	37.4%

Net Revenues	$211,947	$168,403	25.9%

Sales Volume (MMSF)	2,437	1,933	26.1%
Average Net Sales Price	$86.97	$87.12	(0.2%)
Unit Production Costs	$72.36	$73.05	(0.9%)
Operating Margin	$14.61	$14.87	3.8%
Operating Earnings	$35,604	$27,196	30.9%

     Gypsum Wallboard. Gypsum Wallboard revenues were 28% greater than Fiscal 2003 revenues due to increased sales volume. The operating earnings gain resulted from higher sales volume and lower cost of sales, partially offset by a slight decrease in sales prices. Sales volume of 2,437 million square feet (“MMSF”) for Fiscal 2004 was 26% greater than 1,933 MMSF sold during Fiscal 2003. The sales volume increase resulted from record industry demand and the Company operating at a higher average utilization rate in Fiscal 2004 compared to Fiscal 2003. Pricing increased from its low point of $79.00 per MSF at the end of Fiscal 2003 to approximately $97.00 per MSF at the end of Fiscal 2004. Cost of sales per MSF was impacted by the positive impact on fixed costs from the 36% increase in production volume, partially offset by higher natural gas and paper costs.

CEMENT OPERATIONS

	For the Years Ended
	March 31,		Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$181,846	$173,198	5.0%
Freight and Delivery Costs billed to customers	(15,608)	(15,389)	1.4%

Net Revenues	$166,238	$157,809	5.3%

Sales Volume (M Tons)	2,518	2,361	6.6%
Average Net Sales Price	$66.02	$66.84	(1.2%)
Unit Production Costs	$45.98	$43.67	5.3%
Operating Margin	$20.04	$23.17	(13.5%)
Operating Earnings	$50,450	$54,712	(7.8%)

     Cement. Cement revenues and operating earnings which includes the combined results of EXP’s wholly owned cement operations and its 50% share of the two unconsolidated cement Joint Ventures were impacted primarily by lower net sales prices and increased manufacturing costs, partially offset by higher sales volume. Sales volume increases were attributable to increased sales volume in each of our markets due to a 4% increase in industry demand. Purchased cement sales volume of 219,000 tons was 38% greater than Fiscal 2003 sales volume. Demand continued to be strong in all of the Company’s cement markets as Fiscal 2004 was another “sold out” year. Lower average cement net sales price of $66.02 per ton for Fiscal 2004 was 1% lower than $66.84 per ton for Fiscal 2003 due to competitive price pressures in the Illinois and mountain states markets. Cost of sales per ton for Fiscal 2004 increased 5% over Fiscal 2003 due to higher maintenance, employee benefits and energy costs.

PAPERBOARD OPERATIONS

	For the Years Ended
	March 31,		Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$112,366	$92,898	21.0%
Freight and Delivery Costs billed to customers	(2,355)	(999)	135.7%

Net Revenues	$110,011	$91,899	19.7%

Sales Volume (M Tons)	264	225	17.3%
Average Net Sales Price	$416.71	$408.44	2.0%
Unit Production Costs	$337.38	$330.16	2.2%
Operating Margin	$79.33	$78.28	1.3%
Operating Earnings	$20,942	$17,614	18.9%

     Paperboard. Increased Paperboard revenues (including sales to our Wallboard operations) resulted mostly from increased sales volume to our Wallboard operations and higher average net sales prices. The average net sales price was impacted by increases in non gypsum paper pricing and a greater percentage of sales in Fiscal 2004 of higher priced gypsum paper sales to total sales. Paperboard sales volume was 264,000 tons, an increase of 17% from 225,000 tons from Fiscal 2003. The majority of the sales volume gain resulted from a 50% increase in sales volume to our wallboard operations. Fiscal 2004 cost of sales per ton increased 2% from Fiscal 2003 due to higher energy and chemical costs partially offset by the positive impact of increased production volume on fixed manufacturing costs.

CONCRETE OPERATIONS

	For the Years
	Ended March 31,		Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$40,266	$36,556	10.0%

Sales Volume (M Yards)	762	681	11.9%
Average Net Sales Price	$52.79	$53.68	(1.7%)
Unit Production Costs	$48.87	$50.94	(4.1%)
Operating Margin	$3.92	$2.74	43.1%
Operating Earnings	$2,987	$1,866	60.1%

     Concrete. Concrete revenues were impacted by increased sales volumes in our Texas market, offset by a 2% decline in pricing in the same market. Cost of sales decreased by 4% due primarily to lower materials cost at our Texas operation.

AGGREGATES OPERATIONS

	For the Years
	Ended March 31,		Percentage
	2004	2003	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$22,891	$20,042	14.2%
Freight and Delivery Costs billed to customers	(558)	(1,285)	(56.6%)

Net Revenues	$22,333	$18,757	19.1%

Sales Volume (M Tons)	4,228	4,159	1.7%
Average Net Sales Price	$5.24	$4.51	16.2%
Unit Production Costs	$4.53	$5.02	(9.8%)
Operating Margin	$0.71	($0.51)	(239.2%)
Operating Earnings (loss)	$2,984	($2,134)	(239.8%)

     Aggregates. Aggregates operating earnings of $3.0 million for Fiscal 2004 improved from a $2.1 million loss in Fiscal 2003. The earnings gain was due to higher sales volume, increased sales prices, lower cost of sales and no cost in Fiscal 2004 associated with the closing of the Company’s former Georgetown, Texas facility in Fiscal 2003. Volume increases were due to increased west coast sales volume, partially offset by lower Texas sales volume. Increased aggregates net sales price per ton was a result of higher sales price at the west coast operation and no low priced Georgetown sales volume in Fiscal 2004. Cost of sales decreased due to lower production cost at the Texas operation and the $2.6 million cost in Fiscal 2003 from closing the Georgetown facility.

CRITICAL ACCOUNTING POLICIES

     Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

     Impairment of Long-Lived Assets. We assess long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Goodwill. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed to compute the amount of the impairment by determining a “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

     Environmental Liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. We record environmental accruals when it is probable that a reasonably estimable liability has been incurred. Environmental remediation accruals are based on internal studies and estimates, including shared financial liability with third parties. Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.

     The following table provides a summary of our cash flows:

	For the Years Ended March 31,
	2005	2004
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$157,202	$112,685
Investing Activities:
Acquisition of Illinois Cement 50% Interest	(72,000)	—
Capital Expenditures and Other Investing Activities, net	(20,991)	(11,687)

Net Cash Used in Investing Activities	(92,991)	(11,687)

Financing Activities:
Addition to (Reduction in) Note Payable	6,700	(1,157)
Addition to (Reduction in) Long-term debt, net	(4,780)	3,620
Redemption of Subordinated debt	—	(510)
Retirement of Common Stock	(43,754)	(3,137)
Dividends Paid	(22,203)	(116,580)
Proceeds from Stock Option Exercises	3,511	13,507

Net Cash used in Financing Activities	(60,526)	(104,257)

Net Increase (Decrease) in Cash	$3,685	$(3,259)

     The $44.5 million increase in cash flows from operating activities for Fiscal 2005 was largely attributable to increased earnings. In addition, changes in working capital items such as increases in accounts payable offset by the increase in accounts receivable contributed to the increase in cash flows from operating activities.

     Working capital at March 31, 2005 was $19.8 million compared to $12.6 million at March 31, 2004. The increase resulted primarily from a $3.7 million increase in cash, $6.9 million increase in inventories, a $12.5 million increase in accounts and notes receivable; offset against a $6.7 million increase in notes payable, and a $14.4 million increase in accounts payable and accrued liabilities.

     Total debt increased from $82.9 million at March 31, 2004, to $84.8 at March 31, 2005. Debt-to-capitalization at March 31, 2005, was 14.9% compared to 15.9% at March 31, 2004.

     Based on our financial condition and results of operations as of and for the year ended March 31, 2005, along with the projected net earnings for Fiscal 2006, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of Fiscal 2006. The Company was in compliance at March 31, 2005 and during the fiscal year ended March 31, 2005, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.

     Cash and cash equivalents totaled $7.2 million at March 31, 2005, compared to $3.5 million at March 31, 2004.

Debt Financing Activities.

     On December 16, 2004 we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million (the “New Credit Facility”), modified certain financial and other covenants and extended the maturity date to 2009. The New Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2005 the Company had $289.6 million of borrowings available under the New Credit Facility.

     Our $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”), was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The Receivables Securitization Facility has been fully consolidated on the accompanying consolidated balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. Initially, the borrowed funds have been used to pay down borrowings under the Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, we are required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $30.8 million of borrowings outstanding at March 31, 2005 under the Receivables Securitization Facility.

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

     We do not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, we do not have any other transactions, arrangements or relationships with “special purpose” entities. Also, we have no outstanding guarantees of debt of third parties. The Company has available under the New Credit Facility a $25.0 million Letter of Credit Facility. At March 31, 2005, the Company had $6.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $5.5 million in performance bonds relating primarily to our mining operations.

     On January 10, 2005, we completed the purchase of our partner’s 50% interest in Illinois Cement Company for $72 million of which $65 million was financed through borrowings under the New Credit Facility and the balance was paid with cash on hand. See Note (B) to the Consolidated Financial Statements for further discussion.

Cash used for Share Repurchases.

     See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 16.

     On July 28, 2004, we announced that our Board of Directors authorized the repurchase of an additional 1,800,000 shares of common stock, raising our repurchase authorization to approximately 2,000,000 shares. As of March 31, 2005, we had remaining authorization to purchase 1,599,200 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.

Dividends. Dividends paid in fiscal years 2005 and 2004 were $22.2 million and $116.6 million, respectively. On January 28, 2004, in conjunction with the spin off from Centex, the Company paid a $6 per share or approximately $112.9 million special dividend. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.

Capital Expenditures.

     The following table compares capital expenditures:

	For the Years Ended
	Ended March 31,
	2005	2004
	(dollars in thousands)
Land and Quarries	$2,671	$871
Plants	15,059	8,573
Buildings, Machinery and Equipment	4,643	2,983

Total Capital Expenditures	$22,373	$12,427

     For Fiscal 2006, we expect expenditures of the following: approximately $68 million ($45.6 million higher than our 2005 levels), with the year-over-year increase due primarily to the expansion of Illinois Cement. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

Contractual Obligations.

     The Company has certain contractual obligations covering manufacturing, transportation and certain other facilities and equipment. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(dollars in thousands)
Contractual Obligations:

Long-term Debt/Note Payable	$84,800	$30,800	$—	$54,000	$—
Operating Leases	9,239	1,905	2,079	980	4,275
Purchase Obligations	40,206	30,041	10,165	—	—

Total	$134,245	$62,746	$12,244	$54,980	$4,275

     Purchase obligations are non-cancelable agreements to purchase coal and natural gas, to pay royalty amounts and capital expenditure commitments.

     Based on our current estimates, we will not make any additional contributions to our defined benefit plans for fiscal year 2006.

Stock Repurchase Program.

     See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on pages 15 and 16.

Inflation and Changing Prices

     Inflation has become less of a factor in the U.S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose approximately 3.3% in calendar 2004, 1.9% in 2003, and 2.4% in 2002. Prices of materials and services, with the exception of power, natural gas, coal, coke, and transportation freight have remained relatively stable over the three-year period. Strict cost control and improving productivity also minimize the impact of inflation. The ability to recover increasing costs by obtaining higher sales prices varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

GENERAL OUTLOOK

     See outlook within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 17-23.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Footnote (A) to the Consolidated Financial Statements on page 39.

FORWARD-LOOKING STATEMENTS

     Certain sections of this report including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:

•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general could have a material adverse effect on our financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its debt obligations and accounts receivable securitization classified as debt. The Company from time-to-time has utilized derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2005, the Company had approximately $84.8 million in variable rate debt ($54.0 million in bank debt and $30.8 million in a note payable under the Company’s accounts receivable securitization program). Accordingly, using the unhedged balance of the Company’s variable rate debt as of March 31, 2005 of $84.8 million, if the applicable interest rates on such debt (LIBOR or commercial paper rates) increase by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $848,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $848,000 for such period. The Company does not currently utilize forward or option contacts on foreign currencies or other types of derivative financial instruments. To date transactions in foreign currencies have been immaterial.

     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into short term fixed forward purchase contracts or increasing the use of alternative fuels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings
(dollars in thousands, except per share data)

	For the Years Ended March 31,
	2005	2004	2003
REVENUES
Gypsum Wallboard	$350,101	$272,924	$212,790
Cement	125,480	102,250	97,867
Paperboard	71,076	63,110	59,939
Concrete and Aggregates	69,691	62,096	55,950
Other, net	193	2,242	2,632

	616,541	502,622	429,178
COSTS AND EXPENSES
Gypsum Wallboard	268,484	237,320	185,594
Cement	94,785	75,711	68,236
Paperboard	45,671	42,168	42,325
Concrete and Aggregates	61,949	56,125	56,218
Other, net	914	—	—
Corporate General and Administrative	10,280	9,272	5,654
Interest Expense, net	3,290	3,814	9,619

	485,373	424,410	367,646

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	26,921	23,911	25,081

EARNINGS BEFORE INCOME TAXES	158,089	102,123	86,613
Income Taxes	51,402	35,222	29,007

NET EARNINGS	$106,687	$66,901	$57,606

EARNINGS PER SHARE
Basic	$5.79	$3.60	$3.13

Diluted	$5.73	$3.57	$3.11

DIVIDENDS PER SHARE	$1.20	$6.45	$0.20

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands)

	March 31,
	2005	2004
ASSETS
Current Assets -
Cash and Cash Equivalents	$7,221	$3,536

Accounts and Notes Receivable, net	70,952	54,352

Inventories	63,482	48,890

Total Current Assets	141,655	106,778

Property, Plant and Equipment -	788,447	715,734
Less: Accumulated Depreciation	(264,088)	(234,929)

Property, Plant and Equipment, net	524,359	480,805

Investments in Joint Ventures	28,181	51,503

Goodwill and Intangible Assets	66,960	41,301

Other Assets	18,846	12,588

	$780,001	$692,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –

Note Payable	$30,800	$24,100

Accounts Payable	40,687	31,470

Accrued Liabilities	50,382	38,521

Current Portion of Long-term Debt	—	80

Total Current Liabilities	121,869	94,171

Long-term Debt	54,000	58,700

Deferred Income Taxes	118,764	101,082

Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,726,009 and 9,607,029 Shares, respectively. Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 8,499,269 and 9,161,459 Shares, respectively.	182	188

Capital in Excess of Par Value	—	28,223

Accumulated Other Comprehensive Losses	(1,842)	(1,877)

Unamortized Restricted Stock	(557)	(591)

Retained Earnings	487,585	413,079

Total Stockholders’ Equity	485,368	439,022

	$780,001	$692,975

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended March 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$106,687	$66,901	$57,606
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	34,496	33,022	33,166
Deferred Income Tax Provision	17,942	21,826	28,748
Asset Impairment Charge	—	—	2,586
Loss on Asset Sale	—	—	564
Equity in Earnings of Unconsolidated Joint Ventures	(26,921)	(23,911)	(25,081)
Distributions from Joint Ventures	30,917	26,149	23,975
(Increase) Decrease in Accounts and Notes Receivable	(12,483)	(12,028)	7,898
(Increase) Decrease in Inventories	(6,948)	248	(3,778)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	14,437	1,936	(9,193)
Decrease (Increase) in Other Assets, net	868	(2,832)	2,496
(Decrease) Increase in Income Taxes Payable	(1,793)	1,374	(1,100)

Net Cash Provided by Operating Activities	157,202	112,685	117,887

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions, net	(22,373)	(12,427)	(11,891)
Proceeds from Asset Dispositions	1,382	740	3,414
Purchase of Illinois Cement 50% J.V. Interest	(72,000)	—	—

Net Cash Used in Investing Activities	(92,991)	(11,687)	(8,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable, net	6,700	24,100	6,627
Retirement of Note Payable	—	(25,257)	—
Proceeds from Long-term Debt	54,000	92,000	—
Repayment of Long-term Debt	(58,780)	(88,380)	(108,080)
Redemption of Subordinated Debt	—	(510)	—
Dividends Paid to Stockholders	(22,203)	(116,580)	(3,683)
Retirement of Common Stock	(43,754)	(3,137)	(8,135)
Proceeds from Stock Option Exercises	3,511	13,507	5,680

Net Cash Used in Financing Activities	(60,526)	(104,257)	(107,591)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVLENTS	3,685	(3,259)	1,819
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,536	6,795	4,976

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,221	$3,536	$6,795

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	For the Years Ended March 31,
	2005	2004	2003
Common Stock -
Balance at Beginning of Period	$188	$184	$184
Retirement of Common Stock	(7)	—	(2)
Stock Option Exercises	1	4	2

Balance at End of Period	182	188	184

Capital In Excess of Par Value -
Balance at Beginning of Period	28,223	14,228	15,153
Retirement of Common Stock	(33,606)	(3,137)	(8,133)
Stock Option Exercises	5,383	17,132	7,208

Balance at End of Period	—	28,223	14,228

Retained Earnings -
Balance at Beginning of Period	413,079	467,481	413,558
Retirement of Common Stock	(10,141)	—	—
Dividends to Stockholders	(22,040)	(121,303)	(3,683)
Net Earnings	106,687	66,901	57,606

Balance at End of Period	487,585	413,079	467,481

Unamortized Restricted Stock -
Balance at Beginning of Period	(591)	—	—
Issuance of Restricted Stock	—	(709)	—
Amortization	34	118	—

Balance at End of Period	(557)	(591)	—

Accumulated Other Comprehensive Losses -
Balance at Beginning of Period	(1,877)	(2,282)	(1,063)
Unrealized Gain on Hedging Instruments, net of tax	—	579	484
Minimum Pension Liability, net of tax	35	(174)	(1,703)

Balance at End of Period	(1,842)	(1,877)	(2,282)

Total Stockholders’ Equity	$485,368	$439,022	$479,611

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

(A) Significant Accounting Policies

Basis of Presentation –

     The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (“EXP” or the “Company”), which may be referred to as “our” or “us”. All intercompany balances and transactions have been eliminated. EXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through EXP’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company, which is located in Buda, Texas (the “Joint Venture”). Investments in Joint Ventures and affiliated companies owned 50% or less are accounted for using the equity method of accounting. The Equity in Earnings of Unconsolidated Joint Ventures has been included for the same period as the Company’s March 31 year end. As discussed further in Note (B) the Company completed the purchase of the other 50% of Illinois Cement Company on January 10, 2005 and amounts reflected herein include the operational results of Illinois Cement Company from January 11, 2005 through March 31, 2005 and balance sheet amounts as of March 31, 2005.

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents –

     Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

Accounts and Notes Receivable –

     Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $3.6 million and $4.8 million at March 31, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables. The Company has no significant credit risk concentration among its diversified customer base.

     Notes receivable at March 31, 2005 are collectible primarily over three years. The weighted-average interest rate at March 31, 2005 and 2004 was 7.8% and 6.5%, respectively.

Inventories –

     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2005	2004
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$16,073	$12,543
Gypsum Wallboard	8,668	7,982
Finished Cement	5,680	4,423
Aggregates	3,651	3,803
Paperboard	5,401	1,512
Repair Parts and Supplies	22,414	17,727
Fuel and Coal	1,595	900

	$63,482	$48,890

Property, Plant and Equipment –

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense was $33.7 million, $31.5 million and $31.6 million for the years ended March 31, 2005, 2004 and 2003, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 20 years

     The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At March 31, 2005 and 2004, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Impairment or Disposal of Long-Lived Assets –

     The Company evaluates the recoverability of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets –

     Goodwill. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed to compute the amount of the impairment by determining a “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

	March 31, 2005
	Amortization		Accumulated
	Period	Cost	Amortization	Net
		(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(376)	$924
Permits	40 years	22,000	(80)	21,920
Goodwill	—	44,116	—	44,116

Total intangible assets and goodwill		$67,416	$(456)	$66,960

	March 31, 2004
	Amortization		Accumulated
	Period	Cost	Amortization	Net
		(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(289)	$1,011
Goodwill		40,290	—	40,290

Total intangible assets and goodwill		$41,590	$(289)	$41,301

     Amortization expense of intangibles for the years ended March 31, 2005, 2004 and 2003 was $167,000, $87,000 and $87,000, respectively.

Other Assets –

     Other assets are primarily composed of prepaid assets, loan fees and financing costs, other expenses, and deposits.

Income Taxes –

     The Company provides for deferred taxes on the differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates. Additionally, as applicable we recognize future tax benefits such as operating loss carry forwards, to the extent that realization of such benefits is more likely than not.

Stock Repurchases –

     The Company’s Board of Directors has approved a cumulative total of 7,901,430 shares for repurchase. There are approximately 1,599,216 shares remaining under the Company’s current repurchase authorization at March 31, 2005. The Company repurchased and retired 662,200 shares of Class B Common

Stock at a cost of $43.8 million during Fiscal 2005, 58,500 shares of Class B Common Stock at a cost of $3.1 million during Fiscal 2004 and 223,384 shares of Common Stock at a cost of $8.1 million in Fiscal 2003.

Revenue Recognition –

     Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

     The Company classifies its freight revenue as sales and freight costs as cost of goods sold, respectively. Approximately $85.9 million in Fiscal 2005, $72.3 million in Fiscal 2004 and $54.9 million in Fiscal 2003 were classified as sales and cost of goods sold.

Comprehensive Income/Losses –

     A summary of comprehensive income for the fiscal years ended March 31, 2005, 2004 and 2003 is presented below:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Net Earnings	$106,687	$66,901	$57,606
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain on Hedging Instruments	—	579	484
Minimum Pension Liability Adjustments	35	(174)	(1,703)

Comprehensive Income	$106,722	$67,306	$56,387

     The unrealized gain on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. During Fiscal 2004, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This interest rate swap agreement expired on August 28, 2003 resulting in the reversal of the comprehensive loss recorded at March 31, 2003, and such amounts were reclassified to earnings. The accounting for interest rate swaps and other derivative financial instruments is discussed in Note (N). The unrealized gains and losses, net of tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.”

     As of March 31, 2005, the Company has an accumulated other comprehensive loss of $1.8 million net of income taxes of $1.0 million, in connection with recognizing a minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans discussed in Note (L).

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

	For the Years Ended March 31,
	2005	2004	2003

	(dollars in thousands)
Operating Units Selling G&A	$30,414	$23,383	$20,481
Corporate G&A	10,280	9,272	5,654

	$40,694	$32,655	$26,135

     Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred $40.9 million, $38.9 million and $30.5 million in the years ended March 31, 2005, 2004 and 2003, respectively.

     Other net revenues include lease and rental income, asset sale income, non-inventoried aggregates sales income, recycled waste paper income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Statements of Consolidated Cash Flows – Supplemental Disclosures –

     Interest payments made during the years ended March 31, 2005, 2004 and 2003 were $2.4 million, $2.7 million and $8.9 million, respectively.

     The Company made net payments of $32.4 million, $10.3 million and $1.5 million for federal and state income taxes in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

Earnings Per Share –

	For the Years Ended March 31,
	2005	2004	2003
Weighted-Average Shares of Common Stock Outstanding	18,413,675	18,584,399	18,418,191
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	585,119	696,102	386,472
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(375,931)	(544,436)	(281,102)
Restricted Shares	4,895	303	—

Weighted-Average Common and Common Equivalent Shares Outstanding	18,627,758	18,736,368	18,523,561

     Anti-dilutive options to purchase shares of common stock that were excluded from the computation of diluted earnings per share were 65,000 shares at an average price of $42.85 for the year ended March 31, 2004, 322,000 shares at an average price of $38.92 for the year ended March 31, 2003. There were no anti-dilutive options for the year ended March 31, 2005.

Accounting For Stock-Based Compensation –

     We account for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Except for options issued in fiscal 2005 further discussed in Note (I), no expense is generally recognized related to the Company’s stock options because the number of shares are fixed at the grant date and each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

     In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company discloses compensation cost based on the estimated fair value at the date of grant. For disclosure purposes employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted-average assumptions used in the Black-Scholes model to value the option awards in Fiscal 2005, 2004, and 2003, respectively, are as follows: dividend yield of 1.2%, 0.50%, and 0.50%; expected volatility of 26.5%, 31.7%, and 32.3%; risk-free interest rates of 5.5%, 3.2%, and 5.0%; and expected lives of 7 years for 2005 and 10 years for 2004 and 2003 grants.

     If the Company had recognized compensation expense for the stock options plans based on the fair value at the grant dates for awards, pro forma net earnings would be as follows:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Net Earnings -
As reported	$106,687	$66,901	$57,606
Add stock-based employee compensation included in the determination of net income as reported, net of tax	1,091	77	47
Deduct fair value of stock-based employee compensation, net of tax	(3,334)	(402)	(2,911)

Pro forma	$104,444	$66,576	$54,742

Basic Earnings Per Share -
As reported	$5.79	$3.60	$3.13
Pro forma	$5.67	$3.58	$2.97
Diluted Earnings Per Share -
As reported	$5.73	$3.57	$3.11
Pro forma	$5.61	$3.55	$2.96

New Accounting Standards –

     Share Based Payments. In January 2005, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to expense in the statement of earnings the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123(R) will be early adopted by the Company beginning April 1, 2005.

     We will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Under the modified prospective application, SFAS No. 123(R), which provides among other things certain changes to the method for valuing stock-based compensation, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend partially on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the table above.

     Inventory Costs. In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or Fiscal 2007 for the Company. We are currently evaluating the impact associated with the adoption of SFAS No. 151 and have not concluded whether or not it will have a material impact on our financial position and results of operations.

     SFAS No. 109-1. In December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP, which became effective upon issuance, provides that the tax deduction for income with respect to qualified domestic production activities, as part of the American Jobs Creation Act of 2004 that was enacted on October 22, 2004, will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on our deferred tax assets and liabilities existing at the date of enactment. Instead, the impact of this deduction, which was effective January 1, 2005, will be reported in the period or periods in which the deduction is claimed on our income tax returns.

Reclassifications -

     Certain prior year balances have been reclassified to be consistent with the Fiscal 2005 presentation.

(B) Purchase of Illinois Cement Joint Venture

     On January 11, 2005 we completed the purchase of the other 50% interest in Illinois Cement Company Joint Venture for approximately $72 million in cash. An additional $3 million cash payment is due upon commencement prior to January 11, 2010 of commercial production of an expanded Illinois Cement. On March 14, 2005 we announced a $65 million expansion of the Illinois Cement Company plant with startup expected in late Fiscal 2006 or early Fiscal 2007. Upon payment, the additional $3 million will be recorded as an adjustment to the purchase price through goodwill.

     The preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed is summarized below (in thousands).

Accounts receivable, inventories, and other current assets	$7,142
Furniture, fixtures, and equipment	43,060
Intangible assets – permits	22,000
Goodwill (tax deductible)	3,826
Accounts payable and accrued liabilities	(4,028)

$72,000

(C) Spin-Off by Centex Corporation

     In January 2004, the Company and Centex Corporation (“Centex”) completed a series of transactions that resulted in the spin-off by Centex of its entire equity interest in the Company (the “Spin-off”). As a result of the Spin-off, the Company is no longer affiliated with Centex.

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

     On January 30, 2004, the Company completed the reclassification of 9,220,000 of the approximately 12 million shares of the Company’s common stock held by Centex into a Class B Common Stock. Under the terms of the reclassification, the holders of Class B Common Stock have the right to elect at least 85% of the directors of the Company and the holders of the Common Stock have the right to elect the remaining members of the board. As of March 31, 2005, the holders of Class B Common Stock are entitled to elect seven directors and the holders of Common Stock are entitled to elect one director.

(D) Property, Plant and Equipment

     Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2005	2004
	(dollars in thousands)
Land and Quarries	$53,941	$46,906
Plants	710,394	620,411
Buildings, Machinery and Equipment	24,112	48,417

	788,447	715,734
Accumulated Depreciation	(264,088)	(234,929)

	$524,359	$480,805

     During the second quarter of Fiscal 2003, the Company closed its Georgetown, Texas quarry and crushing plant. Assets written off during the second quarter as part of the Georgetown closure totaled $2.6 million and were recorded in cost of sales. Portions of the Georgetown assets are currently being or will be utilized at other Eagle Materials locations with the remainder to be sold. The Georgetown assets held for sale have been reclassified to other assets and totaled $0.7 million at March 31, 2005.

(E) Indebtedness

Note Payable -

     Note payable balances are set forth below:

	March 31,
	2005	2004
	(dollars in thousands)
Receivables Securitization Facility	$30,800	$24,100

     The weighted-average interest rate of the note payable borrowings during Fiscal 2005, 2004 and 2003 was 2.2%, 1.4% and 1.7%, respectively. The interest rate on note payable debt was 1.5% and 1.3% at March 31, 2005 and 2004, respectively. The amount of accounts receivable pledged under the receivables securitization program at March 31, 2005 and 2004 was $62.4 million and $43.3 million, respectively.

Long-term Debt -

     Long-term debt is set forth below:

	March 31,
	2005	2004
	(dollars in thousands)
Bank Debt, Due December 2009, Unsecured	$54,000	$58,700
Property Note, Interest at 7%, Due March 2005, Secured	—	80
Less: Current Maturities	—	(80)

	$54,000	$58,700

     The weighted-average interest rate of bank debt borrowings during Fiscal 2005, 2004 and 2003 was 2.9%, 2.3% and 3.1%, respectively. The interest rate on the bank debt was 3.8% at March 31, 2005 and 2.6% at March 31, 2004.

     Maturities of long-term debt during the next five fiscal years are: 2006, zero; 2007, zero; 2008, zero; 2009, $54,000; thereafter, zero.

Credit Facilities -

     On December 16, 2004, the Company amended its existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009 (the “New Credit Facility”). The New Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2005 the Company had $289.6 million of borrowings available under the New Credit Facility.

     Prior to December 15, 2004, the Company maintained a $250.0 million credit agreement (the “Credit Facility”) which matured on December 18, 2006. The borrowings under the Credit Facility were guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Credit Facility bore interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 125 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Credit Facility, the Company was required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth.

     On February 20, 2004, the Company entered into a $50.0 million trade receivable securitization facility (the “Receivables Securitization Facility”), which is funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The Receivables Securitization Facility is fully consolidated on the balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. The purpose of the Receivables Securitization Facility is to obtain financing at a lower interest rate by pledging accounts receivable. The borrowed funds have been used to pay down borrowings under the New Credit Facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, the Company is required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $30.8 million outstanding under the Receivables Securitization Facility at March 31, 2005.

     The Company was in compliance with all financial ratios and tests at March 31, 2005 and throughout the fiscal year under the Credit Facility, the New Credit Facility and the Receivables Securitization Facility.

     The New Credit Facility has a $25.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2005, the Company had $6.4 million of letters of credit outstanding.

(F) Income Taxes

     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Current Provision -
Federal	$31,178	$12,549	$—
State	2,282	847	259

	33,460	13,396	259

Deferred Provision -
Federal	19,359	20,325	26,919
State	(1,417)	1,501	1,829

	17,942	21,826	28,748

Provision for Income Taxes	$51,402	$35,222	$29,007

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Earnings Before Income Taxes	$158,089	$102,123	$86,613

Income Taxes at Statutory Rate	$55,331	$35,743	$30,315
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	(232)	1,526	1,357
Statutory Depletion in Excess of Cost	(3,955)	(3,148)	(3,048)
Other	258	1,101	383

Provision for Income Taxes	$51,402	$35,222	$29,007

Effective Tax Rate	33%	34%	33%

     The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$8,885	$10,134	$21,253
Net Operating Loss Carryover	—	12,115	3,757
Bad Debts	7,394	810	32
Uniform Capitalization	187	19	(390)
Accrual Changes	601	(1,566)	3,390
Other	875	314	706

	$17,942	$21,826	$28,748

     Components of deferred income taxes are as follows:

	March 31,
	2005	2004
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$129,661	$120,764
Other	6,441	5,305

	136,102	126,069

Items Giving Rise to Tax Assets -
Accrual Changes	(14,594)	(14,754)
Bad Debts	(2,210)	(9,518)
Uniform Capitalization	(534)	(715)

	(17,338)	(24,987)

Net Deferred Income Tax Liability	$118,764	$101,082

     In Fiscal 2004, the Company fully utilized its regular and alternative minimum tax carryovers from Fiscal 2002. In Fiscal 2005, the Company offset all of its $4.7 million alternative minimum tax credit carryover against its regular tax liability.

(G) Business Segments

     We operate in four business segments: Gypsum Wallboard, Cement, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

     As further discussed below, we operate four cement plants, ten cement distribution terminals, four gypsum wallboard plants, five gypsum wallboard reload centers, a gypsum wallboard distribution center, a recycled paperboard mill, eight readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

     During the periods covered by this report up to January 10, 2005 we conducted two out of four of our cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. On January 11, 2005 we completed the purchase of the remaining 50% interest in Illinois Cement Company and accordingly the results of Illinois Cement Company have been consolidated into our results from January 11, 2005 through March 31, 2005. See Note (B) “Purchase of Illinois Cement Joint Venture” for further discussion.

     The Company accounts for inter-segment sales at market prices. The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$350,101	$272,924	$212,790
Cement	211,343	181,846	173,198
Paperboard	125,184	112,366	92,898
Concrete and Aggregates	70,786	63,117	56,598
Other, net	193	2,242	2,632

	757,607	632,495	538,116
Less: Intersegment Revenues	(58,812)	(53,567)	(37,112)
Less: Joint Venture Revenues	(82,254)	(76,306)	(71,826)

	$616,541	$502,622	$429,178

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Intersegment Revenues -
Cement	$3,609	$3,290	$3,505
Paperboard	54,108	49,256	32,959
Concrete and Aggregates	1,095	1,021	648

	$58,812	$53,567	$37,112

Operating Earnings (Loss) -
Gypsum Wallboard	$81,616	$35,604	$27,196
Cement	57,616	50,450	54,712
Paperboard	25,406	20,942	17,614
Concrete and Aggregates	7,742	5,971	(268)
Other, net	(721)	2,242	2,632

Sub-Total	171,659	115,209	101,886

Corporate General and Administrative	(10,280)	(9,272)	(5,654)

Earnings Before Interest and Income Taxes	161,379	105,937	96,232
Interest Expense, net	(3,290)	(3,814)	(9,619)

Earnings Before Income Taxes	$158,089	$102,123	$86,613

Cement Operating Earnings -
Wholly Owned	$30,694	$26,539	$29,631
Joint Ventures	26,922	23,911	25,081

	$57,616	$50,450	$54,712

Cement Sales Volumes (M tons) -
Wholly Owned	1,566	1,340	1,260
Joint Ventures	1,187	1,178	1,101

	2,753	2,518	2,361

Identifiable Assets (1) -
Gypsum Wallboard	$331,367	$327,137	$322,580
Cement	212,022	133,165	135,894
Paperboard	181,854	184,447	193,661
Concrete and Aggregates	37,135	33,603	35,100
Corporate and Other	17,623	14,623	19,120

	$780,001	$692,975	$706,355

Capital Expenditures (1) -
Gypsum Wallboard	$5,791	$8,208	$3,028
Cement	8,509	1,834	2,517
Paperboard	4,502	1,263	4,724
Concrete and Aggregates	3,467	1,035	1,070
Other, net	104	87	552

	$22,373	$12,427	$11,891

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Depreciation, Depletion and Amortization (1)
Gypsum Wallboard	$16,923	$15,571	$15,325
Cement	6,064	5,039	4,970
Paperboard	8,026	7,808	7,739
Concrete and Aggregates	2,810	2,982	3,651
Other, net	673	1,622	1,481

	$34,496	$33,022	$33,166

(1) Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture(s), represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. The Company accounts for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The segment breakdown of goodwill at March 31, 2005 and 2004 is as follows:

	For the Years Ended March 31,
	2005	2004
	(dollars in thousands)
Cement	$3,826	$—
Gypsum Wallboard	33,290	33,290
Paperboard	7,000	7,000

	$44,116	$40,290

     Combined summarized financial information for the joint operation that is not consolidated is set out below (this combined summarized financial information includes the total combined amounts for the Joint Venture and not the Company’s 50% interest in those amounts). As discussed previously, amounts reflected for 2003, 2004 and through January 10, 2005 included the results of Illinois Cement; however as of January 11, 2005 Illinois Cement became a wholly-owned subsidiary of the Company.

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Revenues	$170,223	$158,002	$148,612
Gross Margin	$59,750	$54,439	$55,886
Earnings Before Income Taxes	$53,844	$47,823	$50,162

	March 31,
	2005	2004
	(dollars in thousands)
Current Assets	$33,979	$50,223
Non-Current Assets	$32,022	$65,880
Current Liabilities	$10,293	$13,098

(H) Commitments and Contingencies

     The Company, in the ordinary course of business, has various litigation, commitments and contingencies. Management believes that none of the litigation in which it or any subsidiary is currently involved, is likely to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     The Company’s operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. The Company carefully considers the requirements mandated by such laws and regulations and has procedures in place at all of its operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine the Company’s potential liability. Although management is not aware of any exposures which would require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims or other liabilities associated with these regulations.

     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2005, the Company had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

     The following table compares insurance accruals and payments for the Company’s operations:

	For the Years Ended March 31,
	2005	2004
	(dollars in thousands)
Accrual Balances at Beginning Period	$3,883	$3,849
Insurance Expense Accrued	3,655	4,310
Payments	(3,567)	(4,276)
Acquired from Illinois Cement	934	—

Accrual Balance at End of Period	$4,905	$3,883

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

     In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company currently has no outstanding guarantees of third party debt.

     Republic Paperboard Company LLC is a party to a long-term paper supply agreement with BPB Gypsum Inc. pursuant to which Republic is obligated to sell to BPB Gypsum 95% of the gypsum-grade recycled paperboard requirements for three of BPB Gypsum’s wallboard plants. This amounts to approximately 35% to 40% of the Lawton, Oklahoma mill’s output of gypsum-grade recycled paperboard.

     The Company has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2005, 2004, and 2003 totaled $2.9 million, $2.8 million and $2.9 million, respectively. Minimum annual rental commitments as of March 31, 2005, under noncancellable leases are set forth as follows (in thousands):

Fiscal Year	Total
2006	$1,905
2007	$1,330
2008	$749
2009	$492
2010	$488
Thereafter	$4,275

(I) Stock Option Plans

     The Company accounts for its stock option plans under APB Opinion No. 25 and the associated interpretations. Pro-forma footnote disclosure in accordance with SFAS 148 is presented in Note (A) “Summary of Significant Accounting Policies.”

     Prior to January 2004, the Company had two stock option plans for certain directors, officers and key employees of the Company: the Eagle Materials Inc. Amended and Restated Stock Option Plan (the “1994 Plan”) and the Eagle Materials Inc. 2000 Stock Option Plan (the “2000 Plan”). Although the 1994 Plan and the 2000 Plan provided that option grants may be at less than fair market value at the date of grant, the Company consistently followed the practice of issuing options at or above fair market value at the date of grant. Under both plans, option periods and exercise dates may vary within a maximum period of 10 years. Until fiscal 2005, nearly all option grants have been issued with vesting occurring near the end of the option grants’ 10-year life; however, the option grants may qualify for early vesting, on an annual basis, if certain predetermined performance criteria are met. The Company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than fair market value at the date of grant.

     On January 8, 2004, the Company’s stockholders approved a new incentive plan (the “Plan”) that is a combined amendment and restatement of the two existing stock option plans discussed above. The number of shares available for issuance under the Plan has not increased from, and is the same as, the total combined number of shares available for issuance under the two stock plans listed above.

Long-Term Compensation Plans –

     Options. Options granted in fiscal 2005 vest over a three year period and become exercisable ratably over a two year period subsequent to vesting. This award has been determined to be a variable award and expense related thereto is recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end. For the year ended March 31, 2005, we expensed approximately $406,000. No such costs were incurred in the previous corresponding periods.

     Restricted Stock Units. The Company has awarded 17,317 restricted stock units to management based on the achievement of certain operational goals for fiscal year 2005. One third of these shares were paid out as of March 31, 2005 with the remaining shares payable as of March 31, 2006 and 2007. For the year ended March 31, 2005, we expensed approximately $969,000 associated with restricted stock units. No such costs were incurred in the prior year corresponding periods. The associated liabilities are reflected in accrued liabilities in the accompanying Consolidated Balance Sheets.

     The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Options at Beginning of Year	628,460	$31.27	939,578	$32.23	1,069,499	$28.66
Granted	93,200	$69.03	130,500	$39.94	142,000	$42.88
Exercised	(136,541)	$29.46	(432,440)	$31.03	(244,469)	$22.94
Cancelled	—	—	(69,582)	$34.75	(27,452)	$30.93
Modification(1)	—	—	60,404	—	—	—

Outstanding Options at End of Year	585,119	$37.70	628,460	$31.27	939,578	$32.23

Options Exercisable at End of Year	467,571		332,662		577,294

Weighted-Average Fair Value of Options Granted during the Year	$22.23		$16.76		$18.85

(1)	In connection with the Spin-off, in order to ensure that the economic value of outstanding stock options was preserved, but not increased, a modification was made to the number of shares and their exercise price so that the award’s intrinsic value immediately after the modification was not greater than its intrinsic value immediately before and the ratio of exercise price per share to market value per share was not reduced.

     During Fiscal 2004, the Company issued 15,000 shares of restricted stock pursuant to the Plan. The restricted shares have a seven year vesting period and the value of the shares are being amortized over the term of the grant.

     The following table summarizes information about stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$20.39 - $ 24.44	129,802	5.5 years	$22.06	122,203	$21.90
$28.72 - $ 31.63	91,202	5.3 years	$30.98	87,306	$30.87
$33.12 - $ 56.38	270,915	6.6 years	$36.57	228,506	$36.26
$64.55 - $ 70.75	93,200	7.5 years	$69.03	29,556	$69.21

	585,119	6.2 years	$37.70	467,571	$33.58

     Shares available for future stock option grants were 1,013,045 at March 31, 2005.

(J) Fair Value of Financial Instruments

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

(K) Agreements with Centex Corporation

     On January 30, 2004, the Spin-off of all of the Company shares owned by Centex was completed. At the time of the Spin-off, the Company entered into the following agreements with Centex:

     Administrative Services: The Company entered into an amended and restated administrative services agreement with Centex Service Company (“CSC”) that amended and restated a similar agreement with Centex entered into in 1994. The administrative services agreement will terminate on December 31, 2005, but provides that the services to be provided by CSC will be phased out over the term. The Company will pay CSC a fee of $16,750 per month, subject to adjustment, for such services. In addition the Company will reimburse CSC for its out-of-pocket expenses incurred in connection with the performance of such services.

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

     As of January 10, 2005, the Company completed the acquisition of the other 50% of Illinois Cement Company Joint Venture further discussed in Note (B). In conjunction with the preliminary purchase price allocation the Company recorded an approximate $791,000 liability associated with the difference between the Illinois Cement Company’s plan’s projected benefit obligation and the fair value of plan assets at the date of acquisition.

     The following table provides a reconciliation of the obligations and fair values of plan assets for all of the Company’s defined benefit plans over the two-year period ended March 31, 2005 and a statement of the funded status as of March 31, 2005 and 2004:

	For the Years Ended March 31,
	2005	2004
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$7,936	$5,885
Service Cost - Benefits Earned During the Period	366	300
Acquisition of Illinois Cement Joint Venture	4,791	—
Interest Cost on Projected Benefit Obligation	512	420
Plan Amendments	166	—
Actuarial (Gain)/Loss	(72)	1,538
Benefits Paid	(288)	(207)

Benefit Obligation at March 31,	13,411	7,936
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	5,449	3,702
Actual Return on Plan Assets	189	1,150
Acquisition of Illinois Cement Joint Venture	4,000	—
Employer Contributions	1,105	804
Benefits Paid	(288)	(207)

Fair Value of Plans at March 31,	10,455	5,449
Funded Status -
Funded Status at March 31,	(2,956)	(2,487)
Unrecognized Loss from Past Experience Different than that Assumed and Effects of Changes in Assumptions	3,063	3,033
Unrecognized Prior-Service Cost	769	723

Net Amount Recognized	$876	$1,269

	For the Years Ended March 31,
	2005	2004
	(dollars in thousands)
Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(3,593)	$(3,611)
Prepaid Benefit Cost	876	1,269
Intangible Asset	769	723
Accumulated Other Comprehensive Income	2,824	2,888

Net Amount Recognized	$876	$1,269

     The accumulated benefit obligation for the defined benefit pension plan was $13.2 million and $7.8 million at March 31, 2005 and 2004, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2005	2004
	(dollars in thousands)
Projected Benefit Obligation	$13,411	$7,936
Accumulated Benefit Obligation	$13,172	$7,791
Fair Value of Plan Assets	$10,455	$5,449

     Net periodic pension cost for the fiscal years ended March 31, 2005, 2004 and 2003, included the following components:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$366	$300	$239
Interest Cost of Projected Benefit Obligation	512	420	355
Expected Return on Plan Assets	(529)	(286)	(336)
Recognized Net Actuarial Loss	239	125	101
Amortization of Prior-Service Cost	120	296	132

Net Periodic Pension Cost	$708	$855	$491

     The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations;

	March 31,
	2005	2004	2003
Net Periodic Benefit Costs -
Discount Rate	5.8%	5.8%	6.3%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	3.5%	3.5%	3.5%

	March 31,
	2005	2004
Benefit Obligations -
Discount Rate	5.8%	5.8%
Rate of Compensation Increase	3.5%	3.5%

     The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long-term. To arrive at this rate, the Company developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of the expected long-term management approach employed by the Company, and a return premium was added to the weighted-average benchmark portfolio return.

     The pension plans’ weighted-average asset allocation at March 31, 2005 and 2004 and the range of target allocation follows:

	Range of	Percentage of Plan
	Target	Assets at March 31,
	Allocation	2005	2004
Asset Category -
Equity Securities	40 – 60%	70%	70%
Debt Securities	35 – 60%	30%	30%
Other	0 – 5%	—	—

Total		100%	100%

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

     The Company does not expect to contribute to its defined benefit plans during Fiscal 2006.

     The Company had at March 31, 2005, a minimum pension liability of $2.7 million related to the accumulated benefit obligation in excess of the fair value of the plan assets

     The Company also provides a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the

Company’s contributions over a seven-year period. Costs relating to the employer discretionary contributions for the Company’s defined contribution plan totaled $2.4 million, $2.2 million and $1.9 million in fiscal years 2005, 2004 and 2003, respectively.

     Employees who became employed by the Company as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, the Company made matching contributions to its 401(k) plan totaling $0.1 million, $0.1 million and $0.1 million for these employees during fiscal years 2005, 2004 and 2003, respectively.

(M) Net Interest Expense

     The following components are included in interest expense, net:

	For the Years Ended March 31,
	2005	2004	2003
	(dollars in thousands)
Interest Income	$(36)	$(13)	$(36)
Interest Expense	2,852	2,517	8,247
Other Expenses	474	1,310	1,408

Interest Expense, net	$3,290	$3,814	$9,619

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense primarily include interest associated with the Credit Facility, the New Credit Facility, the Receivables Securitization Facility, and commitment fees based on the unused portion of the New Credit Facility and Credit Facility. Included in interest expense for Fiscal 2003 is $0.5 million of costs resulting from the early termination of a prior credit facility. Other expenses include amortization of debt issue costs and costs associated with the New Credit Facility, the Credit Facility and the Receivables Securitization Facility.

(N) Hedging Activities

     The Company does not use derivative financial instruments for trading purposes, but has utilized them in the past to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

     During Fiscal 2004, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This agreement expired on August 28, 2003 and the amount recorded in accumulated other comprehensive losses at March 31, 2003 was reclassified to earnings. The Company currently is not a party to any interest rate swap agreement.

(O) Stockholders’ Equity

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

     On January 24, 2004, the Company’s stockholders approved a proposal to reclassify the Company’s shares of common stock into two separate classes (Common Stock and Class B Common Stock). On January 30, 2004, we completed the reclassification of 9,220,000 of the approximately 12 million shares of the Company’s common stock held by Centex into Class B Common Stock. Holders of the Class B Common Stock have the right to elect at least 85% of the directors of the Company and the holders of Common Stock have the right to elect the remaining members of the board. As of March 31, 2005, the holders of the Class B Common Stock are entitled to elect seven directors and the holders of Common Stock are entitled to elect one director. All other rights are equal among the two classes of Company common stock.

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

(P) Quarterly Results (unaudited)

	2005	2004
	(dollars in thousands, except per
	share data)
First Quarter -
Revenues	$150,291	$124,403
Earnings Before Income Taxes	35,434	21,385
Net Earnings	23,213	14,223
Diluted Earnings Per Share	1.23	0.77
Second Quarter -
Revenues	163,112	134,636
Earnings Before Income Taxes	45,977	28,664
Net Earnings	30,119	18,564
Diluted Earnings Per Share	1.62	$1.00
Third Quarter -
Revenues	149,802	121,319
Earnings Before Income Taxes	37,935	27,481
Net Earnings	25,867	18,003
Diluted Earnings Per Share	1.40	0.95
Fourth Quarter -
Revenues	153,336	122,264
Earnings Before Income Taxes	38,743	24,593
Net Earnings	27,488	16,111
Diluted Earnings Per Share	$1.48	$0.85

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Eagle Materials Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eagle Materials Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2005 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Dallas, Texas,
June 10, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

     During the Company’s fourth quarter, there were no significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Eagle Materials Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to that risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

     Based on its assessment using the COSO criteria, management believes that the Company maintained, in all material respects, effective internal control over financial reporting, as of March 31, 2005.

     The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which immediately follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Eagle Materials Inc.

     We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Eagle Materials Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Eagle Materials Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. as of March 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2005 of Eagle Materials Inc. and our report dated June 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
June 10, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 4, 2005 Annual Meeting of Stockholders (the “2005 EXP Proxy Statement”):

Items	Caption in the 2005 EXP Proxy Statement
10	Named Executive Officers who are not Directors
10	Election of Directors
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
11	Executive Compensation
12	Stock Ownership
13	Certain Transactions
14	Relationship with Independent Public Accountants

     Code of Ethics. The policies comprising the Company’s code of ethics (“Eagle Ethics — A Guide to Decision — Making on Business Conduct Issues”) will represent both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, and the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at www.eaglematerials.com.

     Although the Company does not envision that any waivers of the code of ethics will be granted, should a waiver occur for the principal executive officer, principal financial officer, the principal accounting officer or controller, it will be promptly disclosed on our internet site. Also, any amendments of the code will be promptly posted on our internet site.

ITEM 11. EXECUTIVE COMPENSATION

     See Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     See Item 10 above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 69 - 70 of this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

June 10, 2005	/s/STEVEN R. ROWLEY

Steven R. Rowley, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 10, 2005	/s/STEVEN R. ROWLEY

Steven R. Rowley
Chief Executive Officer

June 10, 2005	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr., Senior Vice President –
Finance and Treasurer
(principal financial and accounting officer)

June 10, 2005	/s/F. WILLIAM BARNETT

F. William Barnett, Director

June 10, 2005	/s/ROBERT L. CLARKE

Robert L. Clarke, Director

June 10, 2005	/s/O. GREG DAGNAN

O. Greg Dagnan, Director

June 10, 2005	/s/LAURENCE E. HIRSCH

Laurence E. Hirsch, Director

June 10, 2005	/s/FRANK W. MARESH

Frank W. Maresh, Director

June 10, 2005	/s/MICHAEL R. NICOLAIS

Michael R. Nicolais, Director

June 10, 2005	/s/DAVID W. QUINN

David W. Quinn, Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Commission on February 13, 2004 and incorporated herein by reference.

3.2	Amended and Restated Bylaws filed as Exhibit B to the Registration Statement on Form 8-A filed with the Commission on January 9, 2004 and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and PNC Bank, N.A. as Co-Syndication Agents, and Sun Trust and Wells Fargo Bank, N.A. as Co-Documentation Agents filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 22, 2004 and incorporated herein by reference.

4.2	Receivables Purchase Agreement dated as of February 20, 2004 between the Company, EXP Funding LLC, Market Street Funding Corporation and PNC Bank, National Association filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Commission on June 14, 2004 (the “2004 10-K”) and incorporated herein by reference.

4.3	Rights Agreement, dated as of February 2, 2004, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent filed as Exhibit 1 to the Registration Statement on Form 8-A filed with the Commission on February 4, 2004 and incorporated herein by reference.

10.1	Joint Venture Interest Purchase Agreement, dated as of November 28, 2004, by and between Eagle ICC LLC, Texas Cement Company and RAAM Limited Partnership filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on November 29, 2004 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Commission on June 27, 2001 (the “2001 10-K”) and incorporated herein by reference.

10.2 (a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 10-K and incorporated herein by reference.

10.3*	The Eagle Materials Inc. Incentive Plan. (1)

10.3 (a)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits
10.3 (b)	Form of Non-Qualified Stock Option Agreement (EBIT) filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3 (c)	Form of Non-Qualified Stock Option Agreement (ROE) filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3 (d)	Form of Non-Qualified Director Stock Option Agreement files as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-12984) for the fiscal year ended March 31, 2000 and incorporated herein by reference.(1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the 2004 Form 10-K and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference.

10.7	Amended and Restated Administrative Services Agreement dated as of January 30, 2004, between the Company and Centex Service Company filed as Exhibit 10.7 to the 2004 Form 10-K and incorporated herein by reference.

10.8	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.11	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm — Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.