Form 10-Q
period 2005-06-30
EAGLE MATERIALS INC
filed 2005-08-09
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐
As of July 31, 2005, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	9,515,087
Class B Common Stock, $.01 Par Value	8,257,984

Eagle Materials Inc. and Subsidiaries
Form 10-Q
June 30, 2005

Page
PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Consolidated Financial Statements

Consolidated Statements of Earnings for the Three Months Ended June 30, 2005 and 2004	1

Consolidated Balance Sheets as of June 30, 2005 and March 31, 2005	2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2005 and 2004	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	27

SIGNATURES	29
Form of Restricted Stock Unit Agreement
Form of Non-Qualified Stock Option Agreement
Certification of CEO Pursuant to Rule 13a-14/15d-14
Certification of CFO Pursuant to Rule 13a-14/15d-14
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended June 30,
	2005	2004
REVENUES
Gypsum Wallboard	$104,838	$82,256
Cement	57,335	32,956
Paperboard	19,089	18,125
Concrete and Aggregates	22,412	16,954
Other, net	1,124	—

	204,798	150,291

COSTS AND EXPENSES
Gypsum Wallboard	76,987	65,256
Cement	46,833	24,884
Paperboard	12,925	11,399
Concrete and Aggregates	18,960	14,823
Corporate General and Administrative	3,102	1,879
Interest Expense, net	1,336	708
Other, net	—	832

	160,143	119,781

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	5,527	4,924

EARNINGS BEFORE INCOME TAXES	50,182	35,434
Income Taxes	15,274	12,221

NET EARNINGS	$34,908	$23,213

EARNINGS PER SHARE:
Basic	$1.93	$1.25

Diluted	$1.91	$1.23

AVERAGE SHARES OUTSTANDING:
Basic	18,105,313	18,631,714

Diluted	18,321,832	18,839,135

CASH DIVIDENDS PER SHARE	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited – dollars in thousands)

	June 30,	March 31,
	2005	2005
ASSETS

Current Assets –
Cash and Cash Equivalents	$14,578	$7,221
Accounts and Notes Receivable, net	85,865	70,952
Inventories	55,981	63,482

Total Current Assets	156,424	141,655

Property, Plant and Equipment –	804,542	788,447
Less: Accumulated Depreciation	(273,231)	(264,088)

Property, Plant and Equipment, net	531,311	524,359
Investment in Joint Venture	26,707	28,181
Goodwill and Intangible Assets	66,879	66,960
Other Assets	16,752	18,846

	$798,073	$780,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities –
Note Payable	$39,400	$30,800
Accounts Payable	49,166	40,687
Federal Income Taxes Payable	15,355	—
Accrued Liabilities	41,835	50,382

Total Current Liabilities	145,756	121,869

Long-term Debt	55,000	54,000
Deferred Income Taxes	115,404	118,764
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,559,806 and 9,726,009 Shares, respectively, Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 8,279,272 and 8,499,269 Shares, respectively	178	182
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(1,842)	(1,842)
Retained Earnings	483,577	487,028

Total Stockholders’ Equity	481,913	485,368

	$798,073	$780,001

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	For the Three Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$34,908	$23,213
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	9,535	8,110
Deferred Income Tax Provision	(3,360)	2,964
Equity in Earnings of Unconsolidated Joint Ventures	(5,527)	(4,924)
Distributions from Joint Ventures	7,000	5,750
Increase in Accounts and Notes Receivable	(14,913)	(10,197)
Decrease in Inventories	7,501	4,284
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,974	(517)
Increase (Decrease) in Other, net	1,860	(326)
Increase in Income Taxes Payable	15,876	7,000

Net Cash Provided by Operating Activities	54,854	35,357

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions, net	(16,171)	(5,058)

Net Cash Used in Investing Activities	(16,171)	(5,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Addition to (Reduction in) Long-term Debt	1,000	(19,700)
Addition to Note Payable	8,600	11,300
Dividends Paid to Stockholders	(5,480)	(5,643)
Retirement of Common Stock	(36,518)	(15,477)
Proceeds from Stock Option Exercises	1,072	708

Net Cash Used in Financing Activities	(31,326)	(28,812)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,357	1,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,221	3,536

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,578	$5,023

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2005
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2005, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP” the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2005.
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
Recent Accounting Pronouncement
Inventory Costs. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs, an amendment of APB 43, Chapter 4. The amendments made by SFAS 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or Fiscal 2007 for the Company. We are currently evaluating the impact that adoption of SFAS 151 will have on our financial position and results of operations.
(B) SHARE-BASED EMPLOYEE COMPENSATION
Share Based Payments. Effective April 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of April 1, 2005, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS 123 “Accounting for Stock-Based Compensation.” Prior periods were not restated to reflect the impact of adopting the new standard.
     Prior to the adoption of SFAS 123R we accounted for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to

Employees,” as allowed by SFAS 123. Except as discussed below, no expense was generally recognized in fiscal 2005 related to the Company’s stock options because the number of shares were fixed at the grant date and each option’s exercise price was set at the stock’s fair market value on the date the option was granted.
Long-Term Compensation Plans
Options. Options granted in fiscal 2005 and in fiscal 2006 vest over a one to three year period and become exercisable ratably over a two year period subsequent to vesting. Prior to the adoption of SFAS 123R awards pursuant in fiscal 2005 were determined to be variable awards and the related expense was recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end. Under SFAS 123R compensation expense is based on the grant date fair value with such fair value amortized over the estimated service period.
     The Company determines the fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value EXP’s grants in the first quarter of fiscal 2006: 7 year expected life; expected volatility of 23%; risk free rate of 4.1% and annual dividends of $1.20 per share during the expected term of the options.
     The Company recognized share-based compensation expense associated with option grants of $0.8 million ($0.03 per diluted share, after tax) in the first quarter of fiscal 2006 versus $0 in the prior year fiscal quarter. At June 30, 2005, there was $8.6 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 3.2 years.
     The following table represents stock option activity for the quarter ended June 30, 2005:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding Options at Beginning of Period	585,119	$37.70
Granted	80,800	$88.23
Exercised	(25,496)	$31.78

Outstanding Options at End of Period	640,423	$44.31

Options Exercisable at End of Period	446,278

Weighted-Average Fair Value of Options Granted during the Period	$25.00

     The following table summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$20.39 - $24.44	119,039	5.3 years	$22.09	111,979	$21.94
$28.72 - $31.63	89,447	5.1 years	$30.83	85,848	$30.90
$33.12 - $56.38	259,263	6.4 years	$36.72	218,882	$36.27
$64.55 - $88.23	172,674	7.2 years	$78.01	29,569	$69.13

	640,423	6.0 years	$44.31	446,278	$33.82

     Shares available for future stock option grants under existing plans were 932,245 at June 30, 2005. At June 30, 2005 the aggregate intrinsic value of shares outstanding was $26.1 million.
Restricted Stock Units. Restricted stock units (RSU’s) are payable in Common Stock, on a one to one basis, based on the attainment of certain operational goals for each fiscal year. During fiscal 2005, 23,089 RSUs were initially granted to management of which 17,317 RSUs were vested. During fiscal 2006, an additional 22,932 RSUs have been initially granted to management. The ultimate number of RSUs to be awarded will be determined at the completion of fiscal 2006. Share based expense for RSUs was determined based on the market price of EXP’s stock at the time of award applied to the number of shares anticipated to be issued and amortized over the three year vesting period. For the three month periods ended June 30, 2005 and June 30, 2004, the Company expensed approximately $261,000 and $78,000, respectively.
     The following table illustrates for the first quarter of fiscal 2005 the effect on operating results and per share information had the Company accounted for share based compensation in accordance with SFAS 123R.

For the Three Months
Ended June 30, 2004
(dollars in thousands)
Net Earnings
As Reported	$23,213
Add Stock-Based Employee Compensation included in the determination of net income as reported, net of tax	272
Deduct Fair Value of Stock-Based Employee Compensation, net of tax	(833)

Pro forma	$22,652

Basic Earnings Per Share
As reported	$1.25
Pro forma	$1.22
Diluted Earnings Per Share
As reported	$1.23
Pro forma	$1.20

(C) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our plans:

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$125	$79
Interest Cost of Benefit Obligations	190	112
Amortization of Unrecognized Prior-Service Cost	34	31
Credit for Expected Return on Plan Assets	(205)	(107)
Actuarial Loss	58	62

Net Period Cost	$202	$177

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2005
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$182
Retirement of Common Stock(1)	(4)
Stock Option Exercises	—

Balance at End of Period	178

Capital in Excess of Par Value –
Balance at Beginning of Period	—
Retirement of Common Stock(1)	(2,987)
Share Based Activity	1,402
Stock Option Exercises	1,585

Balance at End of Period	—

Retained Earnings –
Balance at Beginning of Period	487,585
Dividends Declared to Stockholders	(5,388)
Retirement of Common Stock(1)	(33,528)
Net Earnings	34,908

Balance at End of Period	483,577

Unamortized Restricted Stock –
Balance at Beginning of Period	(557)
Amortization	9
Transfer to Capital in Excess of Par Value	548

Balance at End of Period	—

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,842)

Balance at End of Period	(1,842)

Total Stockholders’ Equity	$481,913

(1)	There were purchases of 195,054 and 219,997 of the Company’s Common Stock and Class B Common Stock, respectively during the quarter ended June 30, 2005 at average share prices of $89.74 and $86.36. There were 255,700 shares at an average price of $60.52 repurchased of the Class B Common Stock in the corresponding prior year period and no repurchases of Common Stock. As of June 30, 2005, the Company has authorization to purchase an additional 1.184 million shares.
(E) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $1.2 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2005 and 2004, were $1.5 million and $1.0 million, respectively.
(F) COMPREHENSIVE INCOME
     A summary of comprehensive income is presented below:

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Net Earnings and Comprehensive Income	$34,908	$23,213
     As of June 30, 2005, the Company has an accumulated other comprehensive loss of $1.8 million, net of income taxes of $1.0 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.
(G) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	June 30, 2005	March 31, 2005
	(dollars in thousands)
Raw Materials and Material-in-Progress	$12,923	$16,073
Gypsum Wallboard	7,021	8,668
Finished Cement	3,681	5,680
Paperboard	5,361	3,651
Aggregates	3,690	5,401
Repair Parts and Supplies	21,981	22,414
Fuel and Coal	1,324	1,595

	$55,981	$63,482

(H) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months
	Ended June 30,
	2005	2004
Weighted-Average Shares of Common Stock Outstanding	18,105,313	18,613,714

Common Equivalent shares:
Assumed Exercise of Outstanding Dilutive Options	559,623	598,735
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(354,557)	(395,020)
Restricted Shares	11,453	3,706

Weighted-Average Common and Common Equivalent Shares Outstanding	18,321,832	18,839,135

(I) CREDIT FACILITIES
On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009 (the “New Credit Facility”). The New Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At June 30, 2005 the Company had $342 million of borrowings available under the New Credit Facility.
(J) SEGMENT INFORMATION
     Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.
     We operate in four business segments: Gypsum Wallboard, Cement, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the United States and include the mining of gypsum and the manufacture and sale of gypsum wallboard, the mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.
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
     During fiscal 2005 up to January 10, 2005 we conducted two out of four of our cement plant operations through joint ventures, Texas Lehigh Cement Company, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). Effective January 11, 2005 we completed the purchase of the remaining 50% interest in Illinois Cement Company and accordingly the results of Illinois Cement Company have been consolidated into our results for the first quarter of fiscal 2006. For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.
     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Revenues
Gypsum Wallboard	$104,838	$82,256
Cement	75,789	56,467
Paperboard	33,951	31,793
Concrete and Aggregates	22,859	17,253
Other, net	1,124	—

Sub-total	238,561	187,769

Less: Intersegment Revenues	(16,907)	(14,748)
Less: Joint Ventures	(16,856)	(22,730)

Net Revenue	$204,798	$150,291

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Intersegment Revenues –
Cement	$1,598	$781
Paperboard	14,862	13,668
Concrete and Aggregates	447	299

	$16,907	$14,748

Operating Earnings –
Gypsum Wallboard	$27,851	$17,000
Cement	16,029	12,996
Paperboard	6,164	6,726
Concrete and Aggregates	3,452	2,131
Other, net	1,124	(832)

Sub-total	54,620	38,021

Corporate General and Administrative	(3,102)	(1,879)

Earnings Before Interest and Income Taxes	51,518	36,142
Interest Expense, net	(1,336)	(708)

Earnings Before Income Taxes	$50,182	$35,434

Cement Operating Earnings –
Wholly Owned	$10,502	$8,072
Joint Ventures	5,527	4,924

	$16,029	$12,996

Cement Sales Volumes (M tons) –
Wholly Owned	671	417
Joint Ventures	227	341

	898	758

Capital Expenditures (1) –
Gypsum Wallboard	$602	$2,424
Cement	11,579	1,404
Paperboard	1,931	985
Concrete and Aggregates	2,059	245

	$16,171	$5,058

Depreciation, Depletion and Amortization (1) –
Gypsum Wallboard	$4,160	$4,002
Cement	2,357	1,259
Paperboard	1,984	1,942
Concrete and Aggregates	731	703
Other, net	303	204

	$9,535	$8,110

	As of
	June 30,	March 31,
	2005	2005
Identifiable Assets (1) –
Gypsum Wallboard	$329,900	$331,367
Cement	222,011	212,022
Paperboard	183,800	181,854
Concrete and Aggregates	42,434	37,135
Corporate and Other	19,928	17,623

	$798,073	$780,001

(1) Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture in fiscal 2006 and Joint Ventures in fiscal 2005, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The segment breakdown of goodwill is as follows:

	As of June 30,
	2005	2004
	(dollars in thousands)
Cement	$3,906	$—
Gypsum Wallboard	37,843	37,844
Paperboard	2,446	2,446

	$44,195	$40,290

     Combined summarized financial information for the one jointly owned operation for fiscal 2006 and the two jointly owned operations in fiscal 2005 that are not consolidated is set out below (this combined summarized financial information includes the total amounts for the Joint Ventures and not the Company’s 50% interest in those amounts):

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Revenues	$30,849	$46,707
Gross Margin	$12,046	$11,479
Earnings Before Income Taxes	$11,053	$9,848

	As of,
	June 30,	March 31,
	2005	2005
	(dollars in thousands)
Current Assets	$31,038	$33,979
Non-Current Assets	$32,000	$32,022
Current Liabilities	$10,276	$10,293
(K) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Interest (Income)	$(34)	$—
Interest Expense	1,259	584
Other Expenses	111	124

Interest Expense, net	$1,336	$708

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with bank borrowings, the accounts receivable securitization facility and commitment fees based on the unused portion of the bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.
(L) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2005, we had contingent liabilities under these outstanding letters of credit of approximately $7.9 million.
     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Accrual Balances at Beginning Period	$4,905	$3,883
Insurance Expense Accrued	1,199	805
Payments	(545)	(1,104)

Accrual Balance at End of Period	$5,559	$3,584

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
(M) INCOME TAXES
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2005 was 30% including a $1.8 million discrete tax item relating to favorable adjustments to tax reserves for depletion. As of June 30, 2005, the estimated overall tax rate for the full fiscal year 2006 was 33% including the impact of the $1.8 million discussed above, consistent with the prior year.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
EXECUTIVE SUMMARY
     Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three months ended June 30, 2005 and 2004, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Our wallboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 250 mile radius of the plants. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates is tied more closely to the economies of the local markets, which may fluctuate more widely than the nation as a whole.
     Nationally, trends in the construction industry have been positive as total construction spending during May 2005 was estimated at a seasonally adjusted annual rate of $1.1 billion, 7% above the same period in 2004. The Gypsum Association reported approximately 17.8 billion square feet of wallboard was shipped in the first six months of calendar 2005, a 4.4% increase over the prior record year. Wallboard demand has been favorably impacted by strong residential construction due to low interest rates; however, a continued rise in interest rates could impact this demand. Commercial and industrial activity continues to show signs of improvement but remains below historical averages. Cement demand has been positively impacted by the strong housing market, an improving non-residential construction market and a continuation of the high level of federal transportation projects. There can be no assurances that the favorable trends will continue in future periods. See “Forward Looking Statements”.
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
     The Company conducts one of its cement operations through a Joint Venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. The Company owns a 50% interest in the Joint Venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, we proportionately consolidate our 50% share of the cement Joint Venture’s revenues and operating earnings, which is the way management organizes the segment within the Company for making operating decisions and assessing performance. On January 10, 2005, we completed the acquisition of the other 50% interest in Illinois Cement. Beginning January 11, 2005 we began fully consolidating the results of Illinois Cement; however, through January 10, 2005 we utilized the equity method of accounting for Illinois Cement.

RESULTS OF OPERATIONS
Consolidated Results
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
REVENUES

Gypsum Wallboard	$104,838	$82,256
Cement(2)	75,789	56,467
Paperboard	33,951	31,793
Concrete & Aggregates	22,859	17,253
Other, net	1,124	—

Sub-total	238,561	187,769
Less: Intersegment Revenues	(16,907)	(14,748)
Less: Joint Venture Revenues	(16,856)	(22,730)

Total	$204,798	$150,291

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
OPERATING EARNINGS(1)

Gypsum Wallboard	$27,851	$17,000
Cement(2)	16,029	12,996
Paperboard	6,164	6,726
Concrete & Aggregates	3,452	2,131
Other, net	1,124	(832)

Total	$54,620	$38,021

(1) Prior to Corporate General and Administrative expenses.

(2) Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in Joint Ventures’ results.

Operating Earnings.
     Consolidated operating earnings increased 44% over the prior year quarter. Continued strong demand in our core markets helped to set record sales volumes in the Wallboard segment and Cement segment. Gypsum Wallboard average pricing increased 18% over the prior year quarter while Cement average pricing increased 15%. Pricing improvements have been offset somewhat by increased costs of energy, transportation and maintenance. The Paperboard segment posted record volumes and record first quarter pricing offset by increased fiber costs and the mix of products sold. Concrete prices have increased approximately 6% for the quarter as compared to the corresponding prior year period, offset somewhat by the increased costs of cement and fuel delivery costs. Aggregate demand in the northern California and Texas markets remains strong with record quarter sales volume.
Other Income.
     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
Corporate Overhead.
     Corporate general and administrative expenses for the first quarter of fiscal 2006 were $3.1 million compared to $1.9 million for the comparable prior year period. The increase is primarily the result of the adoption of Statement of Financial Accounting Standard 123(R) — Share Based Payments discussed further in Note (B) to the unaudited consolidated financial statements.
Net Interest Expense.
     Net interest expense of $1.3 million for the first quarter of fiscal 2006 increased $0.6 million from last year’s comparable period due to higher average borrowings.
Income Taxes.
     In the first quarter of fiscal 2006, the Company recognized an adjustment of $1.8 million to tax reserves associated with favorable developments in certain outstanding tax matters. This matter was treated as discretely affecting the first quarter tax provision. See Note M to the financial statements for additional information.
     As of June 30, 2005, the effective tax rate for fiscal 2006 is 33%, which includes the impact of the discrete item discussed above, versus 33% for fiscal 2005.
Net Income.
     Pre-tax earnings of $50.2 million were 42% above last year’s first quarter pre-tax earnings of $35.4 million. Net earnings of $34.9 million increased 50% from net earnings of $23.2 million for last year’s same quarter. Diluted earnings per share of $1.91 were 55% higher than the $1.23 for last year’s same quarter.

Gypsum Wallboard

	For the Three Months Ended
	June 30,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, as Reported	$104,838	$82,256	28%
Freight and Delivery Costs billed to customers	(21,744)	(17,240)	26%

Net Revenues	$83,094	$65,016	28%

Sales Volume (MMSF)	697	641	9%
Average Net Sales Price	$119.18	$101.39	18%
Freight (MMSF)	$31.19	$26.90	16%
Operating Margin	$39.95	$26.51	51%
Operating Earnings	$27,851	$17,000	64%

Revenues:	Price increases in Fiscal 2005 as well as April 2005, combined with record Company wallboard shipments continue to positively impact revenues for the first quarter of fiscal 2006 as compared to the prior year. First quarter of fiscal 2006 shipments represented a record high for the Company and average mill nets were the highest quarterly average since the first quarter of Fiscal 2001. Pricing has continued to strengthen as a result of record demand resulting in near full capacity utilization of the U.S. wallboard industry.

Operating Margins:	For the first quarter of fiscal 2006, cost-of-sales was impacted primarily by increasing transportation costs, natural gas and paper costs. On a per unit basis, freight costs have increased 16% for the quarter as compared to the corresponding period in the prior year.

Outlook:	Strong demand for new housing continues to positively impact wallboard consumption in the first half of calendar 2005. For the near term, we anticipate wallboard demand to remain strong and supply to be tight (with 95%± industry capacity utilization) as a result of continued high levels of activity in residential construction and increasing repair/remodel and commercial construction activity. Wallboard pricing remains strong and a $10.00 per msf price increase was realized on July 1, 2005 in the majority of our markets.

Cement Operations (1)

	For the Three Months Ended
	June 30,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$75,789	$56,467	34%
Freight and Delivery Costs billed to customers	(5,287)	(4,674)	13%

Net Revenues	$70,502	$51,793	36%

Sales Volume (M Tons)	898	758	18%
Average Net Sales Price	$78.55	$68.34	15%
Operating Margin	$17.86	$17.11	4%
Operating Earnings	$16,029	$12,996	23%

(1) Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of Joint Ventures’ results.

Revenues:	Price increases were implemented during the first quarter of fiscal 2006 in the majority of our markets resulting in a record first quarter average sales price for the Company. Additionally, quarter sales volumes are at record levels due to high levels of construction activity and favorable weather conditions in our markets. The tight supply of cement in these markets has resulted in near sold out conditions at all of our plants for the first quarter of fiscal 2006.

Operating Margins:	We continue to utilize purchased cement to supplement our production capacities in certain markets that we serve. Purchased cement volume was 164,000 tons versus 92,000 tons in the prior year fiscal quarter. Purchased cement contributed to approximately $4.86 per ton of the increase in production costs on a quarter-over-quarter basis. Quarterly maintenance and repair costs increased $2.12 per ton versus prior year primarily due to costs associated with an unscheduled outage at one of our cement plants.

Outlook:	U.S. cement consumption remains strong as a result of strong housing activity, a recovering commercial construction market and federal and state infrastructure projects. In the near term, we expect U.S. cement pricing to remain stable or increase due to strong domestic consumption, increasing world consumption and high international freight costs for imported cement. Total U.S. shipments for the first four months of calendar 2005, were 5% above the same period in calendar 2004. The Company has sold 100% of its production for the last 19 years and according to the PCA it is estimated that current industry-wide domestic production capacity is 25% short of domestic consumption.

Recycled Paperboard

	For the Three Months Ended
	June 30,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$33,951	$31,793	7%
Freight and Delivery Costs billed to customers	(755)	(668)	(13%)

Net Revenues	$33,196	$31,125	7%

Sales Volume (M Tons)	73	70	4%
Average Net Sales Price	$457.68	$445.42	3%
Operating Margin	$85.02	$96.27	(12%)
Operating Earnings	$6,164	$6,726	(8%)

Revenues:	Paperboard sales to our wallboard division were 29 thousand tons at $14.8 million compared to 28 thousand tons at $13.6 million in last year’s comparable quarter. Paperboard achieved price increases in each of the products it sells, primarily as a result of previously established contract escalators.

Operating Margins:	For the quarter, cost-of-sales per ton was impacted primarily by higher recycled fiber costs, fuel costs and freight costs. Additionally, margins were impacted by the mix of products sold and higher returns and allowances.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency our paperboard mill is currently producing at 125% of its original design capacity. While we anticipate continued strong demand for our products over the next six to twelve months, announced recycled container board production capacity could place upward price pressure on recovered fiber as supply tightens.

Concrete

	For the Three Months Ended
	June 30,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$13,593	$10,304	32%

Sales Volume - M Cubic Yards	233	188	24%
Average Net Sales Price	$58.37	$54.85	6%
Operating Margin	$7.11	$2.81	153%
Operating Earnings	$1,655	$528	214%

Revenues:	Concrete revenues were primarily impacted by increased average sales prices in Austin, Texas of $5.46 for the quarter versus the corresponding period in the prior year, and increased volumes in both the Texas and northern California markets.

Operating Margins:	For the first quarter of fiscal 2006, concrete margins were negatively impacted by increased raw materials (cement and aggregates) and delivery costs. Costs per ton were favorably impacted by the fixed costs being spread over higher volumes during the quarter versus the prior year period.

Outlook:	Pricing in the Austin, Texas market has increased as a result of increased construction activity in the region in both the commercial and residential sectors. We expect stabilized pricing in the Austin, Texas market and continued stable pricing in the northern California market for the next six to twelve months.

Aggregates

	For the Three Months Ended
	June 30,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$9,266	$6,949	33%
Freight and Delivery Costs Billed to customers	(324)	—	100%

Net Revenues	$8,942	$6,949	33%

Sales Volume (M Tons)	1,572	1,211	30%
Average Net Sales Price	$5.69	$5.56	2%
Operating Margin	$1.14	$1.32	(13%)
Operating Earnings	$1,797	$1,603	12%

Revenues:	Record volumes for the quarter were driven by a 225,000 ton increase in the Austin, Texas market over the prior year period. Approximately 64% of this increased volume was attributable to road base. Average pricing remained flat for the quarter as compared to the prior year due primarily to the mix of the products sold. Sales of road base are at lower prices than washed aggregates products and therefore negatively impacted the overall average sales price of aggregates.

Operating Margins:	Quarter-to-date costs were impacted negatively by higher contract mining costs and higher maintenance costs versus the comparable period in the prior year.

Outlook:	We expect that aggregates pricing in the Sacramento area will continue to strengthen due primarily to demand outpacing capacity. Aggregates pricing in the Austin, Texas market is anticipated to increase moderately over the next twelve months due to increased levels of construction activity in the Austin area and a changing mix of products sold.

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
     Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report. The four critical accounting policies that we believe either require the use of the most judgment, or the selection or application of alternative accounting policies, and are material to our financial statements are those relating to long-lived assets, goodwill, environmental liabilities and accounts receivable. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant policies.
Recent Accounting Pronouncement
See Note (A) to the Unaudited Consolidated Financial Statements on page 4.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$54,854	$35,357
Investing Activities:
Capital Expenditures and Other Investing Activities	(16,171)	(5,058)

Net Cash Used in Investing Activities	(16,171)	(5,058)

Financing Activities:
Addition (Reduction) in Long-term debt, net	1,000	(19,700)
Addition to Note Payable	8,600	11,300
Retirement of Common Stock	(36,518)	(15,477)
Dividends Paid	(5,480)	(5,643)
Proceeds from Stock Option Exercises	1,072	708

Net Cash used in Financing Activities	(31,326)	(28,812)

Net Increase in Cash	$7,357	$1,487

     The $19.5 million increase in cash flows from operating activities for the first three months of fiscal 2006 was largely attributable to increased earnings. In addition, changes in working capital items such as decreases in inventory and increases in accounts payable and accrued liabilities and federal taxes payable contributed to the increase in cash flows from operating activities.

     Working capital at June 30, 2005, was $8.7 million compared to $19.8 million at March 31, 2005. The decrease resulted primarily from a $7.5 million decrease in inventory; a $14.9 million increase in accounts and notes receivable; a $8.6 million increase in notes payable; a $2.0 million increase in accounts payable and accrued liabilities; and a $15.9 million increase in federal taxes payable, offset against a $7.4 million increase in cash.
     Total debt was increased from $84.8 million at March 31, 2005, to $94.4 at June 30, 2005. Debt-to-capitalization at June 30, 2005, was 16% compared to 14% at March 31, 2005.
     Based on our financial condition and results of operations as of and for the three months ended June 30, 2005, along with the projected net earnings for the remainder of Fiscal 2006, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of Fiscal 2006. The Company was in compliance at June 30, 2005 and during the three months ended June 30, 2005, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
     Cash and cash equivalents totaled $14.6 million at June 30, 2005, compared to $7.2 million at March 31, 2005.
Debt Financing Activities.
     On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009. The principal balance of the facility was paid off and replaced with a new $350.0 million credit agreement (the “New Credit Facility”). The New Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At June 30, 2005 the Company had $342 million of borrowings available under the New Credit Facility.
     Our $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”), was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of February 20, 2007, subject to a 364-day bank commitment. The Receivables Securitization Facility has been fully consolidated on the accompanying unaudited consolidated balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. Initially, the borrowed funds have been used to pay down borrowings under the prior credit facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, we are required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $39.4 million of borrowings outstanding at June 30, 2005, under the Receivables Securitization Facility.
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
     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $25.0 million Letter of Credit Facility. At June 30, 2005, the Company had $7.9 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $5.5 million in performance bonds relating primarily to our mining operations.
Cash used for Share Repurchases.

	Common Stock		Class B Common Stock
	Shares	Average Price	Shares	Average Price
	Purchased	Paid Per Share	Purchased	Paid Per Share
April 1 through April 30, 2005	—	$—	25,800	$80.44
May 1 through May 31, 2005	31,000	79.96	55,650	82.66
June 1 through June 30, 2005	164,054	91.58	138,547	88.95

	195,054	$89.74	219,997	$86.36

     As of June 30, 2005, we had remaining authorization to purchase 1,184,165 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.
Dividends. Dividends paid in the three months ended June 30, 2005 and 2004 were $5.5 million and $5.6 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.
Capital Resources.
     The following table compares capital expenditures:

	For the Three Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Land and Quarries	$169	$377
Plants	11,817	2,324
Buildings, Machinery and Equipment	4,185	2,357

Total Capital Expenditures	$16,171	$5,058

     For Fiscal 2006, we expect expenditures of the following: approximately $75 million ($52.6 million higher than our 2005 levels), with the year-over-year increase due primarily to the expansion of Illinois Cement. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

GENERAL OUTLOOK
     See Outlook discussions in each of our segment operations.
FORWARD-LOOKING STATEMENTS
     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general could have a material adverse effect on our business, financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for our principal products, gypsum wallboard and cement, are currently at levels higher than those experienced in recent years. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic

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

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be adversely affected by regulatory issues affecting its customers.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.
     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and receivables securitizations classified as debt. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2005, the Company had approximately $94.4 million in variable rate debt ($55 million in bank debt and $39.4 million in a note payable under the Company’s accounts receivable securitization program). Accordingly, using the balance of the Company’s variable rate debt as of June 30, 2005, of $94.4 million, if the applicable interest rate on such debt (LIBOR or commercial paper rate) increases by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $944,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $944,000 for such period. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The disclosure required under this Item is included in Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference.
Item 6. Exhibits

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference).

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2006 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference).

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2006 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference).

10.4	Republic Paperboard Company Salaried Incentive Compensation Program Fiscal Year 2006 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference).

10.5*	Form of Restricted Stock Unit Agreement for senior executives.

10.6*	Form of Non-Qualified Stock Option Agreement for senior executives.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

August 9, 2005	/s/ STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

August 9, 2005	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)