Form 10-Q
period 2005-09-30
EAGLE MATERIALS INC
filed 2005-11-07
CIK 918646

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
As of November 4, 2005, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	9,519,459
Class B Common Stock, $.01 Par Value	8,225,584

Eagle Materials Inc. and Subsidiaries
Form 10-Q
September 30, 2005

		Page
	PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Earnings for the Three and Six Months Ended September 30, 2005 and 2004	1

	Consolidated Balance Sheets as of September 30, 2005 and March 31, 2005	2

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4.	Submission of Materials to a Vote of Security Holders	27

Item 6.	Exhibits	28

SIGNATURES		29
Form of Non-Qualified Stock Option Agreement
Form of Restricted Stock Unit Agreement
Form of Non-Qualified Director Stock Option Agreement
Form of Director Restricted Stock Unit Agreement
Certification of CEO Pursuant to Rules 13a-14 & 15d-14
Certification of CFO Pursuant to Rules 13a-14 & 15d-14
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
REVENUES
Gypsum Wallboard	$117,105	$91,840	$221,944	$174,096
Cement	60,458	31,400	117,794	64,356
Paperboard	18,908	18,743	37,997	36,868
Concrete and Aggregates	24,158	20,936	46,569	37,890
Other, net	1,155	193	2,279	193

	221,784	163,112	426,583	313,403

COSTS AND EXPENSES
Gypsum Wallboard	80,030	68,978	157,018	134,234
Cement	44,699	23,375	91,533	48,259
Paperboard	11,820	11,527	24,745	22,926
Concrete and Aggregates	20,932	18,454	39,891	33,277
Corporate General and Administrative	3,963	2,719	7,065	4,598
Interest Expense, net	1,494	871	2,830	1,579
Other, net	—	—	—	832

	162,938	125,924	323,082	245,705

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	6,883	8,789	12,410	13,713

EARNINGS BEFORE INCOME TAXES	65,729	45,977	115,911	81,411
Income Taxes	22,407	15,858	37,681	28,079

NET EARNINGS	$43,322	$30,119	$78,230	$53,332

EARNINGS PER SHARE:
Basic	$2.44	$1.64	$4.36	$2.88

Diluted	$2.41	$1.62	$4.31	$2.85

AVERAGE SHARES OUTSTANDING:
Basic	17,749	18,407	17,926	18,519

Diluted	18,002	18,615	18,162	18,727

CASH DIVIDENDS PER SHARE	$0.30	$0.30	$0.60	$0.60

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited – dollars in thousands)

	September 30,	March 31,
	2005	2005
ASSETS
Current Assets –
Cash and Cash Equivalents	$11,045	$7,221
Accounts and Notes Receivable, net	92,053	70,952
Inventories	60,927	63,482

Total Current Assets	164,025	141,655

Property, Plant and Equipment –	825,708	788,447
Less: Accumulated Depreciation	(282,004)	(264,088)

Property, Plant and Equipment, net	543,704	524,359
Investment in Joint Venture	26,340	28,181
Goodwill and Intangible Assets	68,552	66,960
Other Assets	16,191	18,846

	$818,812	$780,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Note Payable	$48,200	$30,800
Accounts Payable	50,587	40,687
Accrued Liabilities	48,134	50,382

Total Current Liabilities	146,921	121,869

Long-term Debt	45,000	54,000
Deferred Income Taxes	115,468	118,764
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 9,517,959 and 9,607,029 Shares, respectively, Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 8,225,584 and 9,161,459 Shares, respectively	177	182
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(1,842)	(1,842)
Retained Earnings	513,088	487,028

Total Stockholders’ Equity	511,423	485,368

	$818,812	$780,001

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	For the Six Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$78,230	$53,332

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –

Depreciation, Depletion and Amortization	18,986	16,455
Deferred Income Tax Provision	(3,296)	4,117
Equity in Earnings of Unconsolidated Joint Ventures	(12,410)	(13,713)
Distributions from Joint Ventures	14,251	15,951
Increase in Accounts and Notes Receivable	(21,101)	(7,893)
Decrease in Inventories	2,555	4,502
Increase in Accounts Payable and Accrued Liabilities	10,770	9,796
Decrease (Increase) in Other, net	1,677	(231)
Changes in Income Taxes Receivable/Payable	1,042	3,801

Net Cash Provided by Operating Activities	90,704	86,117

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(39,616)	(10,113)
Proceeds from Asset Dispositions	—	511

Net Cash Used in Investing Activities	(39,616)	(9,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction in Long-term Debt	(9,000)	(39,700)
Addition to Note Payable	17,400	6,700
Dividends Paid to Stockholders	(10,868)	(11,205)
Retirement of Common Stock	(46,543)	(31,186)
Proceeds from Stock Option Exercises	1,747	1,723

Net Cash Used in Financing Activities	(47,264)	(73,668)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,824	2,847
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,221	3,536

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,045	$6,383

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2005
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2005, include the accounts of Eagle Materials Inc. and its wholly owned subsidiaries (“EXP” the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2005.
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
Recent Accounting Pronouncement
Inventory Costs. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS No. 151), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by FAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or fiscal 2007 for the Company. We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.
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
Long-Term Compensation
Options. For stock options granted in fiscal 2005 and fiscal 2006, vesting is dependent upon the Company’s performance over a one or three year period relative to certain financial or operational criteria. Once vested the options become exercisable one third immediately and one third at the end of each of the next two fiscal years. Prior to the adoption of SFAS 123R, awards issued in fiscal 2005 were determined to be variable awards and the related expense was recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end. Under SFAS 123R, compensation expense is based on the grant date fair value with such fair value amortized over the estimated service period.
     The Company determines the fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value EXP’s grants in the first and second quarters of fiscal 2006: 7 year expected life; expected volatility of 23%; risk free rate of 4.1% and annual dividends of $1.20 per share during the expected term of the options.
     The Company recognized share-based compensation expense associated with option grants of $0.9 million in the second quarter of fiscal 2006 versus $0 in the prior year fiscal quarter and $1.6 in the six months ended September 30, 2005 versus $0 for the prior year period. At September 30, 2005, there was $8.4 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 3.2 years.
     The following table represents stock option activity for the six months ended September 30, 2005:

	Number
	of	Weighted-Average
	Shares	Exercise Price
Outstanding Options at Beginning of Period	585,119	$44.31
Granted	103,297	$90.85
Exercised	(34,031)	$31.89

Outstanding Options at End of Period	654,385	$46.40

Options Exercisable at End of Period	439,296

Weighted-Average Fair Value of Options Granted during the Period	$25.82
     The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of Shares	Remaining	Weighted Average	Number of Shares	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$ 20.39 - $ 24.44	117,406	5.0 years	$22.11	110,346	$21.97
$ 28.72 - $ 31.63	89,447	4.8 years	$30.83	85,848	$30.90
$ 33.12 - $ 56.38	252,361	6.1 years	$36.80	213,254	$36.38
$ 64.55 - $ 105.05	195,171	6.9 years	$80.57	29,848	$69.07

	654,385	5.7 years	$46.40	439,296	$33.92

     Shares available for future stock option grants under existing plans were 909,748 at September 30, 2005. At September 30, 2005 the aggregate intrinsic value of shares outstanding was $39.4 million.
Restricted Stock Units. The vesting of restricted stock units (“RSUs”) granted during fiscal 2005 and fiscal 2006 are subject to certain operational and financial criteria over a one or three year performance period. Vested RSUs become payable in shares of common stock; one third upon vesting, and one third at the end of each of the next two fiscal years. Any RSUs remaining unvested at the end of the applicable performance period are forfeited. During fiscal 2005, 23,089 RSUs were granted to management of which 17,317 RSUs were vested. During fiscal 2006, an additional 22,932 RSUs have been initially granted to management and 4,592 to members of the Board of Directors. Share based expense for RSUs was determined based on the market price of EXP’s stock at the time of award applied to the number of shares anticipated to be issued and amortized over the three year vesting period. During the three months ended September 30, 2005 and September 30, 2004, the Company expensed approximately $194,000 and $81,000, respectively, for these awards. For the six months ended September 30, 2005 and 2004, the Company expensed approximately $391,000 and $159,000, respectively, for these awards.
     The following table illustrates the effect on operating results and per share information had the Company accounted for share based compensation in accordance with SFAS 123R for the three and six months ended September 30, 2004.

	For the Three Months	For the Six Months
	Ended September 30, 2004	Ended September 30, 2004
	(dollars in thousands)
Net Earnings	$30,119	$53,332
As Reported
Add Stock-Based Employee Compensation included in the determination of net income as reported, net of tax	272	544
Deduct Fair Value of Stock-Based Employee Compensation, net of tax	(833)	(1,666)

Pro forma	$29,558	$52,210

Basic Earnings Per Share
As reported	$1.64	$2.88
Pro forma	$1.61	$2.82
Diluted Earnings Per Share
As reported	$1.62	$2.85
Pro forma	$1.59	$2.79
(C) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans covering the majority of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our defined benefit plans:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Service Cost – Benefits Earned during the Period	$125	$79	$250	$158
Interest Cost of Benefit Obligations	190	112	380	224
Amortization of Unrecognized Prior-Service Cost	34	31	68	62
Credit for Expected Return on Plan Assets	(205)	(107)	(410)	(214)
Actuarial Loss	58	62	116	124

Net Period Cost	$202	$177	$404	$354

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Six Months
Ended September 30, 2005
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$182
Retirement of Common Stock(1)	(5)
Stock Option Exercises	—

Balance at End of Period	177

Capital in Excess of Par Value –
Balance at Beginning of Period	(5,079)
Retirement of Common Stock(1)	(5,079)
Shared Based Activity	3,012
Stock Option Exercises	2,067

Balance at End of Period	—

Retained Earnings –
Balance at Beginning of Period	487,028
Dividends Declared to Stockholders	(10,711)
Retirement of Common Stock	(41,459)
Net Earnings	78,230

Balance at End of Period	513,088

Unamortized Restricted Stock –
Balance at Beginning of Period	(557)
Amortization	9
Transfer to Capital in Excess of Par Value	548

Balance at End of Period	—

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,842)

Balance at End of Period	(1,842)

Total Stockholders’ Equity	$511,423

(1)	There were purchases of 50,382 and 53,688 of the Company’s Common Stock and Class B Common Stock, respectively during the quarter ended September 30, 2005 at average share prices of $95.13 and $97.39. There were 250,000 shares purchased of the Class B Common Stock at an average price of $62.78, in the corresponding prior year period and no repurchases of Common Stock. There were purchases of 245,436 and 273,685 of the Company’s Common Stock and Class B Common Stock, respectively during the six months ended September 30, 2005 at average share prices of $90.84 and $88.52. There were 505,700 shares of Class B Common Stock at an average share price of $61.64 and no repurchases of Common Stock in the six months ended September 30, 2004. As of September 30, 2005, the Company has authorization to purchase an additional 1.080 million shares of Common Stock.
(E) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $3.1 million and $1.1 million for the six months ended September 30, 2005 and 2004, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2005 and 2004, were $36.3 million and $18.5 million, respectively.

(F) COMPREHENSIVE INCOME
     A summary of comprehensive income is presented below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Net Earnings	$43,322	$30,119	$78,230	$53,332

Other Comprehensive Income, net of Tax:	—	—	—	—

Comprehensive Income	$43,322	$30,119	$78,230	$53,332

(G) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	September 30, 2005	March 31, 2005
	(dollars in thousands)
Raw Materials and Material-in-Progress	$14,434	$16,073
Gypsum Wallboard	7,122	8,668
Finished Cement	3,975	5,680
Aggregates	7,501	3,651
Paperboard	3,281	5,401
Repair Parts and Supplies	22,861	22,414
Fuel and Coal	1,753	1,595

	$60,927	$63,482

(H) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Weighted-Average Shares of Common Stock Outstanding	17,749,065	18,406,628	17,926,216	18,518,556

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	654,385	555,032	654,385	587,792
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(416,646)	(350,623)	(432,932)	(383,730)
Restricted Shares	15,139	4,351	14,282	4,036

Weighted-Average Common and Common Equivalent Shares Outstanding	18,001,943	18,615,388	18,161,951	18,726,654

(I) CREDIT FACILITIES
     On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modify certain financial and other covenants and extend the maturity date to 2009 (the “New Credit Facility”). The New Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At September 30, 2005 the Company had $291 million of borrowings available under the New Credit Facility.
(J) SEGMENT INFORMATION
     Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.
     We operate in four business segments: Gypsum Wallboard, Cement, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the United States and include the mining of gypsum and the manufacture and sale of gypsum wallboard, mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.
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
     During fiscal 2005, up to January 10, 2005, we conducted two out of four of our cement plant operations through joint ventures, Texas Lehigh Cement Company, LP, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). Effective January 11, 2005 we completed the purchase of the remaining 50% interest in Illinois Cement Company and accordingly the results of Illinois Cement Company have been consolidated into our results for the first six months of fiscal 2006. For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Revenues
Gypsum Wallboard	$117,105	$91,840	$221,944	$174,096
Cement	78,108	56,447	153,897	112,914
Paperboard	33,446	32,761	67,397	64,554
Concrete and Aggregates	24,568	21,259	47,426	38,512
Other, net	1,155	193	2,279	193

Sub-total	254,382	202,500	492,943	390,269

Less: Intersegment Revenue	(16,628)	(15,338)	(33,535)	(30,086)
Less: Joint Venture	(15,970)	(24,050)	(32,825)	(46,780)

Net Revenue	$221,784	$163,112	$426,583	$313,403

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Intersegment Revenues –
Cement	$1,679	$997	$3,277	$1,778
Paperboard	14,538	14,018	29,400	27,686
Concrete and Aggregates	411	323	858	622

	$16,628	$15,338	$33,535	$30,086

Operating Earnings –
Gypsum Wallboard	$37,075	$22,862	$64,926	$39,862
Cement	22,642	16,814	38,671	29,810
Paperboard	7,088	7,216	13,252	13,942
Concrete and Aggregates	3,226	2,482	6,678	4,613
Other, net	1,155	193	2,279	(639)

Sub-total	71,186	49,567	125,806	87,588

Corporate General and Administrative	(3,963)	(2,719)	(7,065)	(4,598)

Earnings Before Interest and Income Taxes	67,223	48,848	118,741	82,990
Interest Expense, net	(1,494)	(871)	(2,830)	(1,579)

Earnings Before Income Taxes	$65,729	$45,977	$115,911	$81,411

Cement Operating Earnings –
Wholly Owned	$15,759	$8,025	$26,261	$16,097
Joint Ventures	6,883	8,789	12,410	13,713

	$22,642	$16,814	$38,671	$29,810

Cement Sales Volumes (M tons) –
Wholly Owned	681	393	1,352	811
Joint Venture	206	349	433	689

	887	742	1,785	1,500

Capital Expenditures(1) –
Gypsum Wallboard	$1,302	$1,983	$1,904	$4,406
Cement	11,750	1,828	23,329	3,232
Paperboard	634	119	2,565	1,104
Concrete and Aggregates	4,399	1,054	6,458	1,299
Other	5,360	71	5,360	72

	$23,445	$5,055	$39,616	$10,113

Depreciation, Depletion and Amortization(1) –
Gypsum Wallboard	$4,187	$4,249	$8,347	$8,251
Cement	2,522	1,280	4,879	2,539
Paperboard	2,017	1,943	4,001	3,857
Concrete and Aggregates	709	701	1,440	1,404
Other, net	16	172	319	404

	$9,451	$8,345	$18,986	$16,455

	As of
	September 30,	March 31,
	2005	2005
Identifiable Assets(1) –
Gypsum Wallboard	$339,032	$331,367
Cement	233,915	212,022
Paperboard	182,188	181,854
Concrete and Aggregates	46,688	37,135
Corporate and Other	16,989	17,623

	$818,812	$780,001

(1)	Basis conforms with equity method accounting.

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

	As of September 30,
	2005	2004
	(dollars in thousands)
Cement	$5,738	$—
Gypsum Wallboard	37,842	37,844
Paperboard	2,446	2,446

	$46,026	$40,290

     Combined summarized financial information for the one jointly owned operation for fiscal 2006 and the two jointly owned operations in fiscal 2005 that are not consolidated is set out below (this combined summarized financial information includes the total amounts for the Joint Ventures and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Revenues	$31,940	$49,715	$65,650	$96,422
Gross Margin	$14,533	$19,236	$26,579	$30,715
Earnings Before Income Taxes	$13,700	$17,577	$24,753	$27,425

	As of
	September 30,	March 31,
	2005	2005
Current Assets	$32,100	$33,979
Non-Current Assets	$30,874	$32,022
Current Liabilities	$10,946	$10,293
(K) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Interest Income	$(25)	$(4)	$(59)	$(4)
Interest Expense	1,408	751	2,667	1,335
Other Expenses	111	124	222	248

Interest Expense, net	$1,494	$871	$2,830	$1,579

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with bank borrowings, the accounts receivable securitization facility and commitment fees based on the unused portion of the bank credit facility. Other expenses include amortization of debt issue costs and bank credit facility costs.

(L) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2005, we had contingent liabilities under these outstanding letters of credit of approximately $13.9 million.
     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Accrual Balances at Beginning Period	$5,559	$3,584	$4,905	$3,883
Insurance Expense Accrued	1,093	1,696	2,292	2,581
Payments	(878)	(436)	(1,423)	(1,548)

Accrual Balance at End of Period	$5,774	$4,844	$5,774	$4,844

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
(M) INCOME TAXES
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended September 30, 2005 was 34.1%, higher than the 32.5% effective rate for the six months ended September 30, 2005 which includes a $1.8 million discrete tax item relating to favorable adjustments to tax reserves for depletion taken in the first quarter of fiscal 2006. As of September 30, 2005, the estimated overall tax rate for fiscal 2006 was 33.0% including the impact of the $1.8 million discussed above.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
OVERVIEW
     Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six month periods ended September 30, 2005 and 2004, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Our wallboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Our cement markets are located in Texas, Illinois, the Rocky Mountain Region, northern Nevada and northern California. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 250 mile radius of the plants. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates is tied more closely to the economies of the local markets, which may fluctuate more widely than the nation as a whole.
     Nationally, trends in the construction industry have been positive as total construction spending during August 2005 was estimated at a seasonally adjusted annual rate of $1.11 trillion, 6% above the same period in 2004. The Gypsum Association reported approximately 27.1 billion square feet of wallboard was shipped in the first nine months of calendar 2005, a 5.5% increase over the prior record year. Wallboard demand has been favorably impacted by strong residential construction due to low interest rates; however, a continued rise in interest rates could adversely affect this demand. Repair and remodel activity continues to remain strong and commercial and industrial activity continues to improve; however, current levels remain below historical averages. Cement demand has been positively impacted by the strong level of public infrastructure projects, by the strong housing market and an improving non-residential construction market. However, there can be no assurances that the favorable trends will continue in future periods. See “Forward Looking Statements”.
     General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry, and increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations. Additionally, wallboard operations, and to a lesser extent our other operations, are continuing to be adversely affected by rising fuel costs, availability and cost of long haul trucking and logistical problems currently being seen in the U.S. rail market. Collectively, these issues could potentially adversely affect our operating earnings and our ability to efficiently distribute our products to the customers we serve.
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

RESULTS OF OPERATIONS
Consolidated Results
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
REVENUES

Gypsum Wallboard	$117,105	$91,840	$221,944	$174,096
Cement(2)	78,108	56,447	153,897	112,914
Paperboard	33,446	32,761	67,397	64,554
Concrete & Aggregates	24,568	21,259	47,426	38,512
Other, net	1,155	193	2,279	193

Sub-total	254,382	202,500	482,943	390,269
Less: Intersegment Revenues	(16,628)	(15,338)	(33,535)	(30,086)
Less: Joint Venture Revenue	(15,970)	(24,050)	(32,825)	(46,780)

Total	$221,784	$163,112	$426,583	$313,403

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
OPERATING EARNINGS(1)

Gypsum Wallboard	$37,075	$22,862	$64,926	$39,862
Cement(2)	22,642	16,814	38,671	29,810
Paperboard	7,088	7,216	13,252	13,942
Concrete & Aggregates	3,226	2,482	6,678	4,613
Other, net	1,155	193	2,279	(639)

Total	$71,186	$49,567	$125,806	$87,588

(1)	Prior to Corporate General and Administrative expenses.

(2)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in Joint Venture’s results.

Operating Earnings.
     Consolidated operating earnings increased 43% and 42% over the prior year quarter and year-to-date periods, respectively. Continued strong demand in our core markets helped to set record sales volumes in the Wallboard segment both for the quarter and year-to-date periods. Additionally, Cement volumes were at record year-to-date and second quarter levels. During the second quarter, pricing has continued to show stability and improvement in both the Gypsum Wallboard and Cement segments. Price increases have been offset somewhat by increased costs of energy and transportation. Concrete prices have increased approximately 15% and 11%, respectively, for the quarter and year-to-date as compared to the corresponding year ago periods, offset somewhat by the increased costs of cement and fuel delivery. Aggregate demand in the northern California and Texas markets remains strong with record quarter and year-to-date sales volumes, offset partially by increased mining and extraction costs.
Other Income.
     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
Corporate Overhead.
     Corporate general and administrative expenses for the second quarter of fiscal 2006 were $4.0 million compared to $2.7 million for the comparable prior year period and $7.1 million compared to $4.6 million for the prior year to date period. The increase is primarily the result of the adoption of Statement of Financial Accounting Standard 123(R) — Share Based Payments discussed further in Note (B) to the unaudited consolidated financial statements and higher incentive compensation accruals, due to higher earnings.
Net Interest Expense.
     Net interest expense of $1.5 million for the second quarter of fiscal 2006 and $2.8 million year-to-date has increased $0.6 and $1.2 million, respectively, from last year’s comparable periods due to higher average borrowings.
Income Taxes.
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended September 30, 2005 was 34.1%, higher than the 32.5% effective rate for the six months ended September 30, 2005 which includes a $1.8 million discrete tax item relating to favorable adjustments to tax reserves for depletion taken in the first quarter of fiscal 2006. As of September 30, 2005, the estimated overall tax rate for fiscal 2006 was 33.0%, including the impact of the $1.8 million discussed above.
Net Income.
     Net earnings of $43.3 million increased 44% from net earnings of $30.1 million for last fiscal year’s second quarter. Diluted earnings per share of $2.41 were 49% higher than the $1.62 for last year’s same quarter. Year-to-date net earnings of $78.2 million increased 47% from net earnings of $53.3 million for the comparable year ago period.

Gypsum Wallboard

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Gross Revenues, as Reported	$117,105	$91,840	28%	$221,944	$174,096	28%
Freight and Delivery Costs Billed to Customers	(22,903)	(19,043)	20%	(44,647)	(36,283)	23%

Net Revenues	$94,202	$72,797	29%	$177,297	$137,813	29%

Sales Volume (MMSF)	712	664	7%	1,409	1,305	8%
Average Net Sales Price	$132.35	$109.65	21%	$125.83	$105.60	19%
Freight (MMSF)	$32.18	$28.68	12%	$31.69	$27.80	14%
Operating Margin	$52.09	$34.44	51%	$46.08	$30.54	51%
Operating Earnings	$37,075	$22,862	62%	$64,926	$39,862	63%

Revenues:	Price increases in fiscal 2005 and 2006 combined with record Company wallboard shipments increased revenues for the quarter and year-to-date periods. Pricing continued to strengthen as a result of record demand resulting in the near full capacity utilization of the U.S. wallboard industry. For the second consecutive quarter we have set record quarterly sales volumes. Year-to-date sales volumes represent records for the Company as well.

Operating Margins:	For the quarter and year-to-date periods, cost-of-sales were adversely affected by increasing costs of transportation, natural gas and paper. On a per unit basis, freight costs have increased 12% and 14%, respectively, for the quarter and year-to-date periods as compared to the corresponding periods in the prior year.

Outlook:	Strong demand from new housing has resulted in record wallboard consumption for the first nine months of calendar 2005. Wallboard pricing remains strong and a $12.00 per msf price increase on day-to-day business was implemented on September 19, 2005 in the majority of our markets. For the near term, we anticipate wallboard demand to remain strong and supply to be tight (with 95% industry capacity utilization) as a result of continued high levels of activity in residential construction and increasing repair/remodel and commercial construction activity. Rising energy prices (particularly natural gas) may adversely affect our operating earnings if future price increases are not sufficient to cover the increased costs.

Cement Operations(1)

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Gross Revenues, Including Intersegment	$78,109	$56,447	38%	$153,897	$112,914	36%
Freight and Delivery Costs Billed to Customers	(4,846)	(4,470)	8%	(10,132)	(9,144)	11%

Net Revenues	$73,263	$51,977	41%	$143,765	$103,770	39%

Sales Volume (M Tons)	887	742	20%	1,785	1,500	19%
Average Net Sales Price	$82.55	$70.05	18%	$80.54	$69.18	16%
Operating Margin	$25.51	$22.66	13%	$21.66	$19.87	9%
Operating Earnings	$22,642	$16,814	35%	$38,671	$29,810	30%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of Joint Venture results.

Revenues:	Price increases were implemented during the first quarter of fiscal 2006 in the majority of our markets resulting in a record first and second quarter average sales price for the Company. Year-to-date sales volumes are at record levels due to high levels of construction activity and favorable weather conditions in our markets. The tight supply of cement in these markets has resulted in sold out conditions at all of our plants for the first and second quarters of fiscal 2006.

Operating Margins:	We continue to utilize lower margin purchased cement to supplement our production capacities in certain markets that we serve. Purchased cement tons were 262,000 tons versus 133,000 tons in the prior fiscal year, and year-to-date purchases were 426,000 tons versus 224,000 tons in the prior year. For the quarter and year-to-date, cost of sales per ton was adversely affected by a 17% and 18% increase in the cost of purchased cement along with the impact of a larger percentage of purchased cement sales to total sales. Also, quarterly fuel and power costs per ton of production have increased 18% over the prior year period while year-to-date costs have increased 6% over the comparable year-to-date period.

Outlook:	U.S. cement consumption remains strong as a result of strong federal and state infrastructure projects, strong housing activity and a recovering commercial construction market. In the near term, we expect U.S. cement pricing to remain stable or increase due to strong domestic consumption, increasing world consumption and high international freight costs for imported cement. The passage of the $286.4 billion, six year federal highway transportation bill “SAFETEA-LA” in July of 2005 represents a 30% increase over the previous TEA 21 bill and is anticipated to further strengthen the long-term demand for cement in the U.S. The Company has sold 100% of its production for the last 19 years and according to the PCA it is estimated that current industry-wide domestic production capacity is 25% short of domestic consumption.

Recycled Paperboard

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Gross Revenues, Including Intersegment	$33,446	$32,761	2%	$67,397	$64,554	4%
Freight and Delivery Costs Billed to Customers	(652)	(594)	10%	(1,407)	(1,200)	17%

Net Revenues	$32,794	$32,167	2%	$65,990	$63,354	4%

Sales Volume (M Tons)	69	70	(1%)	142	140	1%
Average Net Sales Price	$471.39	$458.88	3%	$464.39	$452.20	3%
Operating Margin	$101.89	$102.88	(1%)	$93.26	$99.58	(6%)
Operating Earnings	$7,088	$7,216	(2%)	$13,252	$13,942	(5%)

Revenues:	Paperboard sales to our wallboard division were 29 thousand tons at $14.5 million compared to 28 thousand tons at $14.0 million in last year’s comparable quarter. Year-to-date paperboard sales to our Wallboard division were 58 thousand tons at $29.4 million compared to 58 thousand tons at $29.3 million in last year’s comparable period. Paperboard achieved price increases in gypsum wallboard paper it sells, primarily as a result of previously established contract escalators.

Operating Margins:	For the quarter and year-to-date periods, cost-of-sales per ton was adversely impacted by higher recycled fiber costs, higher fuel costs, higher chemical costs and freight costs, offset positively by the mix of products sold, lower returns and allowances and the impact of higher production volumes on fixed manufacturing costs.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency our paperboard mill is currently producing at 150% of its original design capacity. While we anticipate continued strong demand for our products over the next six to twelve months, announced worldwide recycled container board capacity expansion could place upward price pressure on recovered fiber as supply tightens. Continued increases in fuel costs over the next six months will adversely affect operating earnings.

Concrete

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Gross Revenues, Including Intersegment	$14,803	$12,262	21%	$28,396	$22,566	26%
Sales Volume – M Cubic Yards	240	229	5%	473	417	13%
Average Net Sales Price	$61.58	$53.51	15%	$60.00	$54.12	11%
Operating Margin	$7.82	$4.64	69%	$7.47	$3.82	96%
Operating Earnings	$1,880	$1,063	77%	$3,535	$1,591	122%

Revenues:	Concrete revenues were primarily impacted by increased average sales prices in the Austin, Texas market of $9.00 and $7.21 for the quarter and year-to-date periods versus the corresponding periods in the prior year and an increased volume in both the northern California and Austin, Texas markets.

Operating Margins:	For the quarter and year-to-date periods, concrete margins were negatively impacted by increased raw materials (cement and aggregates) and delivery costs, offset by the increased pricing discussed above.

Outlook:	Pricing in the Austin, Texas market has increased as a result of increased construction activity in the region in both the commercial and residential sectors. We expect stabilized pricing in the Austin, Texas market and continued stable pricing in the northern California market for the remainder of the fiscal year.

Aggregates

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, Including Intersegment	$9,764	$8,997	9%	$19,030	$15,946	19%
Freight and Delivery Costs Billed to Customers	(243)	(399)	(40%)	(567)	(610)	(7%)

	$9,521	$8,598	11%	$18,463	$15,336	20%

Sales Volume (M Tons)	1,616	1,673	(3%)	3,188	2,884	11%
Average Net Sales Price	$5.89	$5.14	15%	$5.79	$5.32	9%
Operating Margin	$0.83	$0.85	(2%)	$0.99	$1.05	(6%)
Operating Earnings	$1,346	$1,419	(5%)	$3,143	$3,022	4%

Revenues:	Volumes for the quarter were down over the prior year period in the Austin, Texas market due primarily to delays in infrastructure work in that region. However, pricing has strengthened in the Austin, Texas market and is up 26% and 15%, respectively, for the quarter and year-to-date periods as compared to the prior year. Average pricing was adversely affected by the mix of products sold including the sales of road base which are at lower prices than washed aggregates products.

Operating Margins:	Quarter and year-to-date costs were impacted negatively by higher maintenance and fuel costs versus the comparable periods in the prior year.

Outlook:	We expect that aggregates pricing in the Sacramento area will continue to remain strong due primarily to demand outpacing capacity. Aggregates pricing in the Austin, Texas market is anticipated to continue to increase moderately over the near term due to increased levels of construction activity in the Austin area and a changing mix in the products sold.

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
Recent Accounting Pronouncements
     See Note (A) to the Unaudited Consolidated Financial Statements on page 4.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Six Months
	Ended September 30,
	2005	2004
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$90,704	$86,117
Investing Activities:
Capital Expenditures and Other Investing Activities	(39,616)	(9,602)

Net Cash Used in Investing Activities	(39,616)	(9,602)

Financing Activities:
Reduction in Long-term Debt, net	(9,000)	(39,700)
Addition to Note Payable	17,400	6,700
Retirement of Common Stock	(46,543)	(31,186)
Dividends Paid	(10,868)	(11,205)
Proceeds from Stock Option Exercises	1,747	1,723

Net Cash Used in Financing Activities	(47,264)	(73,668)

Net Increase in Cash	$3,824	$2,847

     The $4.6 million increase in cash flows from operating activities for the six months of fiscal 2006 was largely attributable to increased earnings. In addition, changes in working capital items such as decreases in inventory and increases in accounts payable and accrued liabilities contributed to the increase in cash flows from operating activities.
     Working capital at September 30, 2005, was $17.1 million compared to $19.8 million at March 31, 2005. The decrease resulted primarily from a $2.6 million decrease in inventory; a $21.1 million increase in accounts and notes receivable; a $17.4 million increase in notes payable; a $10.8 million increase in accounts payable and accrued liabilities; and a $1.0 million decrease in federal taxes receivable, offset against a $3.8 million increase in cash.
     Total debt increased from $84.8 million at March 31, 2005, to $93.2 at September 30, 2005. Debt-to-capitalization at September 30, 2005, was 15% compared to 14% at March 31, 2005.
     Based on our financial condition and results of operations as of and for the six months ended September 30, 2005, along with the projected net earnings for the remainder of fiscal 2006, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of Fiscal 2006. The Company was in compliance at September 30, 2005 and during the six months ended September 30, 2005, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
     Cash and cash equivalents totaled $11.0 million at September 30, 2005, compared to $7.2 million at March 31, 2005.
Debt Financing Activities.
     On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009. The principal balance of the facility was paid off and replaced with a new $350.0 million credit agreement (the “New Credit Facility”). The New Credit Facility expires on December 16, 2009, at which time all outstanding borrowings are due. The borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the New Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At September 30, 2005 the Company had $297 million of borrowings available under the New Credit Facility.
     Our $50.0 million trade receivables securitization facility (the “Receivables Securitization Facility”) was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility has a termination date of February 20, 2007, subject to a annual bank commitment. The Receivables Securitization Facility has been fully consolidated on the accompanying unaudited consolidated balance sheet. Subsidiary company receivables are sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledges the receivables as security for advances under the facility. Initially, the borrowed funds were used to pay down borrowings under the prior credit facility. Outstanding principal amounts under the Receivables Securitization Facility bear interest at the commercial paper rate plus a facility fee. Under the Receivables Securitization Facility, we are required to adhere to certain financial and other covenants that are similar to those in the New Credit Facility. The Company had $48.2 million of borrowings outstanding at September 30, 2005, under the Receivables Securitization Facility.
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

     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, the Company does not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the New Credit Facility a $25.0 million Letter of Credit Facility. At September 30, 2005, the Company had $7.9 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $7.1 million in performance bonds relating primarily to our mining operations.
Cash Used for Share Repurchases.

	Common Stock		Class B Common Stock
	Shares	Average Price Paid	Shares	Average Price Paid
	Purchased	Per Share	Purchased	Per Share
April 1 through April 30, 2005	—	$—	25,800	$80.44
May 1 through May 31, 2005	31,000	79.96	55,650	82.66
June 1 through June 30, 2005	164,054	91.58	138,547	88.95

Quarter 1 Totals	195,054	$89.74	219,997	$86.36

July 1 through July 31, 2005	50,382	$95.13	21,288	$92.68
August 1 through August 31, 2005	—	—	32,400	100.51
September 1 through September 30, 2005	—	—	—	—

Quarter 2 Totals	50,382	$95.13	53,688	$97.41

Year-to-Date Totals	245,436	$90.84	273,685	$88.52

     As of September 30, 2005, we had remaining authorization to purchase 1,080,079 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.
Dividends. Dividends paid in the six months of 2005 and 2004 were $10.7 million and $11.2 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.
Capital Resources.
     The following table compares capital expenditures:

	For the Six Months
	Ended September 30,
	2005	2004
	(dollars in thousands)
Land and Quarries	$510	$1,269
Plants	28,207	5,654
Buildings, Machinery and Equipment	10,899	3,190

Total Capital Expenditures	$39,616	$10,113

     For fiscal 2006, we expect expenditures of the following: approximately $72 million ($52.6 million higher than our 2005 levels), with the year-over-year increase due primarily to the expansion of Illinois Cement Company. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

GENERAL OUTLOOK
     See Outlook discussions in each of our segment operations.
FORWARD-LOOKING STATEMENTS
     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general could have a material adverse effect on our business, financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for our principal products, gypsum wallboard and cement, are currently at levels higher than those experienced in recent years. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be adversely affected by regulatory issues affecting its customers.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have a material adverse effect on the Company’s business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and receivables securitizations classified as debt. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At September 30, 2005, the Company had approximately $93.2 million in variable rate debt ($45 million in bank debt and $48.2 million in a note payable under the Company’s accounts receivable securitization program). Accordingly, using the balance of the Company’s variable rate debt as of September 30, 2005 of $93.2 million, if the applicable interest rate on such debt (LIBOR or commercial paper rate) increases by 100 basis points (1%) for a full year, the Company’s pre-tax earnings and cash flows would decrease by approximately $932,000 for such period. On the other hand, if such interest rates decrease by 100 basis points for a full year, the Company’s pre-tax earnings and cash flows would increase by approximately $932,000 for such period. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The disclosure required under this Item is included in Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference.
Item 4. Submission of Materials to a Vote of Security Holders
     On August 4, 2005, the Company held its Annual Meeting of Stockholders. At the Annual Meeting Laurence E. Hirsch and Michael R. Nicolais were elected to the Board of Directors by the holders of the Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”), to serve until the 2008 Annual Meeting of Stockholders. Also, at the Annual Meeting a proposal to ratify the appointment by our Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended March 31, 2006 was approved by the holders of the Common Stock and Class B Common Stock, voting together as a single class. Voting results for the director nominees and the proposal are summarized as follows:

	Number of Shares of Class B Common Stock
Director Nominee	For	Withheld	Broker Non-Votes
Laurence E. Hirsch	5,548,593	1,902,096	—
Michael R. Nicolais	7,430,532	20,157	—

	Number of Shares of Common Stock and Class B
	Common Stock (voting together as a single class)
Proposal	For	Withheld	Abstain	Broker Non-Votes
Ratification of Ernst & Young LLP as the Independent Auditors	16,407,442	4,270	6,521	—
Item 6. Exhibits

10.1	Form of Non-Qualified Stock Option Agreement for senior executives.

10.2	Form of Restricted Stock Unit Agreement for senior executives.

10.3	Form of Non-Qualified Director Stock Option Agreement.

10.4	Form of Director Restricted Stock Unit Agreement.

31.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

November 7, 2005	/s/STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

November 7, 2005	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)