Form 10-Q
period 2005-12-31
EAGLE MATERIALS INC
filed 2006-02-06
CIK 918646

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
December 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
As of February 2, 2006, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	8,647,086
Class B Common Stock, $.01 Par Value	8,105,384

Eagle Materials Inc. and Subsidiaries
Form 10-Q
December 31, 2005

PART I. FINANCIAL INFORMATION (unaudited)
All share and per share amounts shown in the Form 10-Q have been retroactively adjusted for the three-for-one stock split declared by the Company on January 24, 2006.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
REVENUES
Gypsum Wallboard	$122,450	$87,199	$344,394	$261,295
Cement	50,311	27,891	168,105	92,247
Paperboard	17,156	18,885	55,153	55,753
Concrete and Aggregates	21,598	15,827	68,167	53,717
Other	—	—	2,279	193

	211,515	149,802	638,098	463,205

COSTS AND EXPENSES
Gypsum Wallboard	83,594	67,078	240,611	201,312
Cement	36,306	21,103	127,839	69,362
Paperboard	12,961	12,982	37,706	35,908
Concrete and Aggregates	20,277	14,890	60,168	48,167
Corporate General and Administrative	3,835	2,810	10,900	7,408
Interest Expense, net	1,380	575	4,210	2,154
Other	348	137	348	969

	158,701	119,575	481,782	365,280

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	6,052	7,708	18,461	21,421

EARNINGS BEFORE INCOME TAXES	58,866	37,935	174,777	119,346
Income Taxes	19,879	12,068	57,560	40,147

NET EARNINGS	$38,987	$25,867	$117,217	$79,199

EARNINGS PER SHARE (NOTE B)
Basic	$0.74	$0.47	$2.20	$1.43

Diluted	$0.73	$0.47	$2.17	$1.41

AVERAGE SHARES OUTSTANDING (NOTE B)
Basic	52,556,763	54,942,744	53,369,853	55,350,618

Diluted	53,238,468	55,587,465	54,068,484	55,981,836

CASH DIVIDENDS PER SHARE(NOTE C)	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	December 31,	March 31,
	2005	2005
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$60,174	$7,221
Accounts and Notes Receivable, net	80,231	70,952
Inventories	67,111	63,482

Total Current Assets	207,516	141,655

Property, Plant and Equipment -	837,423	788,447
Less: Accumulated Depreciation	(290,902)	(264,088)

Property, Plant and Equipment, net	546,521	524,359
Investment in Joint Venture	25,642	28,181
Goodwill and Intangible Assets	68,013	66,960
Other Assets	15,992	18,846

	$863,684	$780,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Note Payable	$—	$30,800
Accounts Payable	58,377	40,687
Accrued Liabilities	56,396	50,382

Total Current Liabilities	114,773	121,869

Long-term Debt	200,000	54,000
Deferred Income Taxes	115,828	118,764
Stockholders’ Equity — (Note B)
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 26,060,335 and 29,178,027 Shares, respectively, Class B Common Stock, Par Value $0.01; Authorized 50,000,000 Shares; Issued and Outstanding 24,335,652 and 25,497,807 Shares, respectively	504	547

Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(1,842)	(1,842)
Retained Earnings	434,421	486,663

Total Stockholders’ Equity	433,083	485,368

	$863,684	$780,001

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited — dollars in thousands)

	For the Nine Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$117,217	$79,199
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity —

Depreciation, Depletion and Amortization	28,815	25,012
Deferred Income Tax (Benefit) Provision	(2,528)	6,146
Stock Compensation Expense	2,138	1,169
Equity in Earnings of Unconsolidated Joint Ventures	(18,461)	(21,421)
Distributions from Joint Ventures	21,000	25,601
Increase in Accounts and Notes Receivable	(9,279)	(4,737)
(Increase) Decrease in Inventories	(3,629)	2,281
Increase in Accounts Payable and Accrued Liabilities	23,738	9,584
Increase (Decrease) in Other, net	2,168	(1,751)
Increase in Income Taxes Payable	2,759	7,521

Net Cash Provided by Operating Activities	163,938	128,604

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(51,956)	(16,455)
Proceeds from Asset Dispositions	—	1,382

Net Cash Used in Investing Activities	(51,956)	(15,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Senior Notes	200,000	—
Reduction in Long-term Debt	(54,000)	(58,700)
(Reduction in) Addition to Note Payable	(30,800)	6,000
Dividends Paid to Stockholders	(16,191)	(16,702)
Retirement of Common Stock	(159,637)	(31,186)
Proceeds from Stock Option Exercises	1,599	2,060

Net Cash Used in Financing Activities	(59,029)	(98,528)

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,953	15,003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,221	3,536

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,174	$18,539

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2005
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2005, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP”, the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 10, 2005.
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
Recent Accounting Pronouncements
     Inventory Costs. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS No. 151), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by FAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is Fiscal 2007 for the Company. We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.
(B) STOCK SPLIT
     On January 24, 2006, the Board of Directors declared a 3-for-1 stock split in the form of a 200% stock dividend on the Company’s Common Stock and its Class B Common Stock. The stock dividend will be distributed on February 24, 2006 to stockholders of record on February 10, 2006. All share and per share information, including dividends, for the three and nine month periods ended December 31, 2005 and 2004, as well as fiscal year ended March 31, 2005, has been retroactively adjusted for this split.

(C) DIVIDENDS PER SHARE
     On January 25, 2006, the Company announced that it will increase its annual dividend to $2.10 per share from $1.20 per share on a pre-split basis, or $0.70 per share from $0.40 per share on a post split basis. The Board of Directors has declared a quarterly cash dividend of $0.175 per share, on a post-split basis, payable on April 21, 2006 to stockholders of record on March 22, 2006.
(D) STOCK-BASED EMPLOYEE COMPENSATION
     Share Based Payments. Effective April 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of April 1, 2005 will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS 123 “Accounting for Stock-Based Compensation.” Prior periods were not restated to reflect the impact of adopting the new standard.
     Prior to the adoption of SFAS 123R, we accounted for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS 123. Except as discussed below, no expense was generally recognized in fiscal 2005 related to the Company’s stock options because the number of shares was fixed at the grant date and each option’s exercise price was set at the stock’s fair market value on the date the option was granted.
Long-Term Compensation
     Options. For stock options granted in fiscal 2005 and fiscal 2006, vesting is dependent upon the Company’s performance over a one or three year period relative to certain financial or operational criteria. Once vested the options become exercisable one third immediately and one third at the end of each of the next two fiscal years. Any options remaining unvested at the end of the applicable performance period are forfeited. Prior to the adoption of SFAS 123R, awards issued in fiscal 2005 were determined to be variable awards and the related expense was recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end. Under SFAS 123R, compensation expense is based on the grant date fair value with such fair value amortized over the estimated service period.
     The Company determines the fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value EXP’s grants in the first three quarters of fiscal 2006: 7 year expected life; expected volatility of 23%; risk free rate of 4.1% and annual dividends of $0.40 per share (post-split) during the expected term of the options.
     The Company recognized share-based compensation expense associated with option grants of $0.2 million and $1.8 million in the three months and nine months ended December 31, 2005, respectively, and $0.9 million and $1.2 million in the three months and nine months ended December 31, 2004. At December 31, 2005, there was $6.5 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 3.0 years.

     The following table represents stock option activity for the nine months ended December 31, 2005:

	Number	Weighted-
	of	Average Exercise
	Shares	Price
Outstanding Options at Beginning of Period	1,755,357	$14.77

Granted	346,191	$30.92

Exercised	(118,074)	$14.54

Forfeited	(52,032)	$19.60

Outstanding Options at End of Period	1,931,442	$15.75

Options Exercisable at End of Period	980,910

Weighted-Average Fair Value of Options Granted During the Period	$8.88
     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
	Number of	Average	Average	Number of	Weighted
	Shares	Remaining	Exercise	Shares	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Outstanding	Exercise Price
$6.80 - $8.15	345,408	4.9 years	$7.36	285,150	$7.23

$9.57 - $10.54	256,470	3.9 years	$10.29	224,412	$10.37

$11.04 - $18.88	747,717	6.1 years	$12.26	366,045	$11.86

$21.52 - $29.59	497,856	8.9 years	$26.11	105,303	$22.74

$34.67 - $39.54	83,991	9.7 years	$36.60	—	—

	1,931,442	6.5 years	$15.75	980,910	$11.34

     Restricted Stock Units. The vesting of restricted stock units (“RSUs”) granted during fiscal 2005 and fiscal 2006 are subject to certain operational and financial criteria over a one or three year performance period. Vested RSUs become payable in shares of common stock; one third upon vesting, and one third at the end of each of the next two fiscal years. Any RSUs remaining unvested at the end of the applicable performance period are forfeited. During fiscal 2005, 69,267 RSUs were granted to management of which 51,951 RSUs were vested. During fiscal 2006, an additional 70,992 RSUs have been initially granted to management and 13,776 to members of the Board of Directors. Share based expense for RSUs was determined based on the market price of EXP’s stock at the time of award applied to the number of shares anticipated to be issued and amortized over the three year vesting period. During the three months ended December 31, 2005 and 2004, the Company expensed approximately $292,000 and $445,000, respectively, for these awards. For the nine months ended December 31, 2005 and 2004, the Company expensed approximately $684,000 and $605,000, respectively, for these awards.
     Shares available for future stock option or RSU grants under existing plans were 2,725,956 at December 31, 2005. At December 31, 2005 the aggregate intrinsic value of shares outstanding was $49.9 million.

     The following table illustrates the effect on operating results and per share information had the Company accounted for share based compensation in accordance with SFAS 123R for the three and nine months ended December 31, 2004.

	For the Three Months	For the Nine Months
	Ended December 31, 2004	Ended December 31, 2004
	(dollars in thousands)
Net Earnings	$25,867	$79,199
As Reported
Add Stock-Based Employee Compensation Included in the Determination of Net Income as Reported, Net of Tax	272	816
Deduct Fair Value of Stock-Based Employee Compensation, net of tax	(833)	(2,449)

Pro forma	$25,306	$77,566

Basic Earnings Per Share (See Note B)
As reported	$0.47	$1.43
Pro forma	$0.46	$1.40
Diluted Earnings Per Share (See Note B)
As reported	$0.47	$1.41
Pro forma	$0.46	$1.39
(E) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans covering the majority of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our plans:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
	(dollars in thousands)
Service Cost — Benefits Earned during the Period	$125	$79	$375	$237
Interest Cost of Benefit Obligations	190	112	570	336
Amortization of Unrecognized Prior-Service Cost	34	31	102	93
Credit for Expected Return on Plan Assets	(205)	(107)	(615)	(321)
Actuarial Loss	58	62	174	186

Net Period Cost	$202	$177	$606	$531

(F) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Nine Months
Ended December 31, 2005
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$547
Retirement of Common Stock	(43)
Stock Option Exercises	—

Balance at End of Period	504

Capital in Excess of Par Value –
Balance at Beginning of Period	—

Retirement of Common Stock	(5,969)
Share Based Activity	3,539
Stock Option Exercises	2,430

Balance at End of Period	—

Retained Earnings –
Balance at Beginning of Period	486,663
Dividends Declared to Stockholders	(15,834)
Retirement of Common Stock	(153,625)
Net Earnings	117,217

Balance at End of Period	434,421

Unamortized Restricted Stock –
Balance at Beginning of Period	(557)
Amortization	76
Transfer to Capital In Excess of Par	481

Balance at End of Period	—

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,842)

Balance at End of Period	(1,842)

Total Stockholders’ Equity	$433,083

     The following is a summary of shares repurchased during the three and nine month periods ended December 31, 2005 and 2004, respectively:

	For the Three Months		For the Three Months
	Ended December 31, 2005		Ended December 31, 2004
	Shares	Average Price	Shares	Average Price
	Purchased	Paid Per Share	Purchased	Paid Per Share
Common Stock	2,509,500	$39.92	—	$—
Class B Common Stock	341,100	$37.91	—	$—

	For the Nine Months		For the Nine Months
	Ended December 31, 2005		Ended December 31, 2004
	Shares	Average Price	Shares	Average Price
	Purchased	Paid Per Share	Purchased	Paid Per Share
Common Stock	3,245,808	$37.73	—	$—
Class B Common Stock	1,162,155	$31.97	1,517,100	$20.55

(G) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $4.0 million and $1.6 million for the nine months ended December 31, 2005 and 2004, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2005 and 2004, were $52.3 million and $23.9 million, respectively.
(H) COMPREHENSIVE INCOME
     Comprehensive income for the three and nine month periods ended December 31, 2005 and 2004 was identical to net income for the same periods.
     As of December 31, 2005, the Company has an accumulated other comprehensive loss of $1.8 million, net of income taxes of $1.0 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.
(I) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	December 31, 2005	March 31, 2005
	(dollars in thousands)
Raw Materials and Material-in-Progress	$14,323	$16,073
Finished Cement	7,721	8,668
Gypsum Wallboard	7,372	5,680
Paperboard	9,769	3,651
Aggregates	2,426	5,401
Repair Parts and Supplies	23,734	22,414
Fuel and Coal	1,766	1,595

	$67,111	$63,482

(J) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Weighted-Average Shares of Common Stock Outstanding	52,556,763	54,942,744	53,369,853	55,350,618

Common Equivalent shares:
Assumed Exercise of Outstanding Dilutive Options	1,720,437	1,642,815	1,801,842	1,642,815
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(1,094,406)	(1,013,892)	(1,150,344)	(1,025,049)

Restricted Shares	55,674	15,798	47,133	13,452

Weighted-Average Common and Common Equivalent Shares Outstanding	53,238,468	55,587,465	54,068,484	55,981,836

The above share amounts have been adjusted to reflect the stock split discussed in Note (B) to the unaudited financial statements.

(K) CREDIT FACILITIES
Bank Credit Facility -
     On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009 (the “Bank Credit Facility”). The Bank Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2005 the Company had $342.1 million of borrowings available under the Bank Credit Facility.
Senior Notes -
     On November 15, 2005, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed by substantially all of the Company’s subsidiaries. The Senior Notes were sold at par on November 15, 2005 and were issued in three tranches, as follows:

	Principal	Maturity Date	Interest rate
Tranche A	$40,000	November 15, 2012	5.25%
Tranche B	$80,000	November 15, 2015	5.38%
Tranche C	$80,000	November 15, 2017	5.48%
     Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.
     Our obligations under the Note Purchase Agreement and the Senior Notes are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreement contains customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility.
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Note Agreement) on the Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Note Purchase Agreement. We are permitted, at our option, to prepay from time to time at least 10% of the original aggregate principal amount of the Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The “Make-Whole Amount” is computed by discounting the remaining scheduled payments of interest and principal of the Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Senior Notes being prepaid.

Note Payable –
     On December 9, 2005 we repaid all outstanding amounts and terminated our $50.0 million trade receivable securitization facility.
(L) SEGMENT INFORMATION
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
     As further discussed below, we operate four gypsum wallboard plants, five gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, ten cement distribution terminals, a recycled paperboard mill, eight readymix concrete batch plant locations and two aggregates processing plant locations. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States, except for the Northeast, while the principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.
     During fiscal 2005, up to January 10, 2005, we conducted two out of our four cement plant operations through joint ventures, Texas Lehigh Cement Company LP, which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). Effective January 11, 2005 we completed the purchase of the remaining 50% interest in Illinois Cement Company and accordingly the results of Illinois Cement Company have been consolidated into our results for the first nine months of fiscal 2006. For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(dollars in thousands)
Revenues -
Gypsum Wallboard	$122,450	$87,199	$344,394	$261,295
Cement	66,549	48,829	220,446	161,743
Paperboard	31,478	32,018	98,875	96,571
Concrete and Aggregates	21,904	16,037	69,331	54,550
Other, net	—	—	2,279	193

Sub-total	242,381	184,083	735,325	574,352

Less: Intersegment Revenues	(15,973)	(14,134)	(49,508)	(44,220)
Less: Joint Ventures	(14,893)	(20,147)	(47,719)	(66,927)

Net Revenues	$211,515	$149,802	$638,098	$463,205

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(dollars in thousands)
Intersegment Revenues –
Cement	$1,345	$791	$4,622	$2,569
Paperboard	14,322	13,133	43,722	40,818
Concrete and Aggregates	306	210	1,164	833

	$15,973	$14,134	$49,508	$44,220

Cement Sales Volumes (M tons) –
Wholly Owned	556	340	1,908	1,151
Joint Ventures	190	287	623	976

	746	627	2,531	2,127

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(dollars in thousands)
Operating Earnings –
Gypsum Wallboard	$38,856	$20,121	$103,782	$59,983
Cement	20,057	14,496	58,727	44,306
Paperboard	4,195	5,903	17,447	19,845
Concrete and Aggregates	1,321	937	7,999	5,550
Other, net	(348)	(137)	1,932	(776)

Sub-total	64,081	41,320	189,887	128,908

Corporate General and Administrative	(3,835)	(2,810)	(10,900)	(7,408)

Earnings Before Interest and Income Taxes	60,246	38,510	178,987	121,500
Interest Expense, net	(1,380)	(575)	(4,210)	(2,154)

Earnings Before Income Taxes	$58,866	$37,935	$174,777	$119,346

Cement Operating Earnings –
Wholly Owned	$14,005	$6,788	$40,266	$22,885
Joint Ventures	6,052	7,708	18,461	21,421

	$20,057	$14,496	$58,727	$44,306

Capital Expenditures (1) –
Gypsum Wallboard	$355	$930	$2,259	$5,336
Cement	9,241	2,314	32,570	5,546
Paperboard	859	1,430	3,424	2,534
Concrete and Aggregates	1,869	1,639	8,327	2,938
Other	16	29	5,376	101

	$12,340	$6,342	$51,956	$16,455

Depreciation, Depletion and Amortization (1) –
Gypsum Wallboard	$4,217	$4,356	$12,564	$12,607
Cement	2,547	1,297	7,426	3,836
Paperboard	2,021	2,033	6,022	5,933
Concrete and Aggregates	738	701	2,178	2,105
Other, net	306	170	625	531

	$9,829	$8,557	$28,815	$25,012

	As of
	December 31,	March 31,
	2005	2005
Identifiable Assets (1) –
Gypsum Wallboard	$333,532	$331,367
Cement	233,189	212,022
Paperboard	183,627	181,854
Concrete and Aggregates	44,509	37,135
Corporate and Other	68,827	17,623

	$863,684	$780,001

(1)	Basis in conforms with equity method accounting.

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

	As of December 31,
	2005	2004
	(dollars in thousands)
Cement	$5,359	$—
Gypsum Wallboard	37,842	37,844
Paperboard	2,446	2,446

	$45,647	$40,290

     Combined summarized financial information for the one jointly owned operation for fiscal 2006 and the two jointly owned operations for fiscal 2005 that are not consolidated is set out below (this combined summarized financial information includes the total amounts for the Joint Ventures and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(dollars in thousands)
Revenues	$28,217	$41,706	$90,216	$138,129
Gross Margin	$13,189	$16,962	$39,768	$47,562
Earnings Before Income Taxes	$12,064	$15,416	$36,817	$42,841

	As of
	December 31,	March 31,
	2005	2005
Current Assets	$30,876	$33,979
Non-Current Assets	$29,640	$32,022
Current Liabilities	$10,269	$10,293
(M) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(dollars in thousands)
Interest (Income)	$(501)	$(9)	$(560)	$(13)
Interest Expense	2,230	465	4,897	1,800
Interest Capitalized	(569)	—	(569)	—
Other Expenses	220	119	442	367

Interest Expense, net	$1,380	$575	$4,210	$2,154

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with bank borrowings, Senior Notes, the accounts receivable securitization facility and commitment fees based on the unused portion of the Bank Credit Facility. Other expenses include amortization of debt issue costs and bank credit facility costs. Interest capitalized relates to the expansion project at Illinois Cement Company.
(N) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2005, we had contingent liabilities under these outstanding letters of credit of approximately $7.9 million.
     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(dollars in thousands)
Accrual Balances at Beginning Period	$5,774	$4,844	$4,905	$3,883
Insurance Expense Accrued	1,186	941	3,478	2,748
Payments	(674)	(975)	(2,097)	(2,515)
Other	—	(486)	—	208

Accrual Balance at End of Period	$6,286	$4,324	$6,286	$4,324

     The Company is currently contingently liable for performance under $6.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.
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
(O) INCOME TAXES
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended December 31, 2005 was 33.8%, higher than the 32.9% effective rate for the nine months ended December 31, 2005 which includes a $1.8 million discrete tax item relating to favorable adjustments to tax reserves for depletion taken in the first quarter of fiscal 2006. As of December 31, 2005, the estimated overall tax rate for fiscal 2006 is 33.2% including the impact of the $1.8 million discussed above.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
OVERVIEW
     Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine months ended December 31, 2005 and 2004, reflects the Company’s four businesses segments, consisting of Gypsum Wallboard, Cement, , Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 250 mile radius of the plants. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates are tied more closely to the economies of the local and regional markets, which may fluctuate more widely than the nation as a whole. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers.
     Nationally, trends in the construction industry continue to be positive as total year-to-date construction spending put in place was 8.1% above the December 2004 estimate. Construction spending for calendar 2005 increased 8.9% to $1.120 trillion compared to $1.028 trillion during calendar 2004. Wallboard demand has been favorably impacted by strong residential construction due to low interest rates; however, a continued rise in interest rates could negatively impact this demand. Additionally, housing starts declined by 5.6% in December 2005 as compared to 2004, and continued declines may adversely impact demand as well. Commercial and industrial activity continues to show signs of improvement year-to-date, and improvements, if sustained, may help to offset reduced demand in the residential construction sector. Cement demand continues to be positively impacted by a continuation of the high level of federal transportation projects, the strong housing market and an improving non-residential construction market. There can be no assurances that the generally strong demand for our products will continue in future periods. See “Forward Looking Statements”.
     General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry, and increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations. Additionally, wallboard operations and, to a lesser extent, our other operations are impacted by rising fuel costs, availability and cost of long haul trucking and logistical problems currently being seen in the U.S. rail market. Individually or collectively, these issues could potentially adversely impact our operating earnings and our ability to efficiently distribute our products to the customers we serve.
     Texas Lehigh Cement Company LP, which is located in Buda, Texas, is operated through a Joint Venture in which the Company owns a 50% interest and accounts for such interest under the equity method of accounting for financial reporting purposes. Our 50% share of the Joint Ventures’ revenues and operating earnings are proportionately consolidated in our segment footnote, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. On January 11, 2005, we completed the acquisition of the other 50% interest in Illinois Cement Company, at which time we began fully consolidating the financial statements of Illinois Cement Company with those of the Company. During the three and nine months ended December 31, 2004 we continued to utilize the equity method of accounting for Illinois Cement Company in our financial results, and proportionate consolidation in our segment results.

RESULTS OF OPERATIONS
Consolidated Results
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
	(dollars in thousands)
REVENUES
Gypsum Wallboard	$122,450	$87,199	$344,394	$261,295
Cement(2)	66,549	48,829	220,446	161,743
Paperboard	31,478	32,018	98,875	96,571
Concrete & Aggregates	21,904	16,037	69,331	54,550
Other, net	—	—	2,279	193

Sub-total	242,381	184,083	735,325	574,352
Less: Intersegment Revenues	(15,973)	(14,134)	(49,508)	(44,220)
Less: Joint Venture Revenues	(14,893)	(20,147)	(47,719)	(66,927)

Total	$211,515	$149,802	$638,098	$463,205

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(dollars in thousands)
OPERATING EARNINGS(1)
Gypsum Wallboard	$38,856	$20,121	$103,782	$59,983
Cement(2)	20,057	14,496	58,727	44,306
Paperboard	4,195	5,903	17,447	19,845
Concrete & Aggregates	1,321	937	7,999	5,550
Other, net	(348)	(137)	1,932	(776)

Total	$64,081	$41,320	$189,887	$128,908

(1)	Prior to Corporate General and Administrative expenses.

(2)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in Joint Ventures’ results. For the three and nine months ended December 31, 2004, Illinois Cement Company and Texas Lehigh Cement Company LP were proportionately consolidated, while only Texas Lehigh was proportionately consolidated during the three and nine months ended December 31, 2005

Operating Earnings.
     Consolidated operating earnings increased 55% and 47% over the prior year quarter and year-to-date periods, respectively. Continued strong demand in our core businesses helped to set record sales volumes in both the Gypsum Wallboard and Cement segments both for the quarter and year-to-date periods. During the third quarter, pricing has continued to show stability and improvement in both the Gypsum Wallboard and Cement segments; however, these price improvements have been partially offset by increased costs of energy and transportation. Revenues and operating earnings in the Paperboard segment declined during the three and nine month periods ended December 31, 2005 as compared to 2004, due primarily to increased energy costs and reduced sales prices of containerboard paper. Concrete prices have increased approximately 18% and 13%, respectively, for the quarter and year-to-date as compared to the corresponding year ago periods, offset somewhat by the increased costs of cement and fuel delivery. Aggregate demand in the northern California and Texas markets remains strong with record quarter and year-to-date sales volumes, offset partially by increased mining and extraction costs.
Other Income.
     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
Corporate Overhead.
     Corporate general and administrative expenses for the third quarter of Fiscal 2006 were $3.8 million compared to $2.8 million for the comparable prior year period and $10.9 million compared to $7.4 million for the current and prior year-to-date periods. The increase is primarily the result of the adoption of Statement of Financial Accounting Standard 123R-Share Based Payment discussed further in Note (D) to the unaudited consolidated financial statements, and increased incentive compensation accruals due to increased earnings. As a percentage of operating earnings, corporate general and administrative expenses decreased from 6.8% for the three months ended December 31, 2004 to 6.0% for the three months ended December 31, 2005., and remained consistent at 5.7% for the nine months ended December 31, 2005 and 2004.
Net Interest Expense.
     Net interest expense of $1.4 million and $4.2 million for the three and nine month periods ended December 31, 2005 has increased $0.8 and $2.0 million, respectively, from last year’s comparable periods due to increased interest rates and issuance of the Senior Notes as discussed further in Note (K) to the unaudited consolidated financial statements.
Income Taxes.
     The effective tax rate was 32.9% and 33.6% for nine month periods ended December 31, 2005 and 2004, respectively. The change in the effective tax rate is a result of the revision in certain estimates utilized by the Company for permanent items versus actual amounts included within the corporate tax filings.
Net Income.
     Pre-tax earnings of $58.9 million were 55% above last year’s third quarter pre-tax earnings of $37.9 million. Net earnings of $39.0 million increased 51% from net earnings of $25.9 million for last fiscal year’s third quarter. Diluted earnings per share of $0.73 were 55% higher than the $0.47 for last year’s same quarter. Year-to-date net earnings of $117.2 million increased 48% from net earnings of $79.2 million for the comparable year ago period.

Gypsum Wallboard

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2005	2004	Change	2005	2004	Change
			(dollars in thousands)
Gross Revenues, as Reported	$122,450	$87,199	40%	$344,394	$261,295	32%
Freight and Delivery Costs	(21,872)	(18,778)	16%	(66,520)	(55,063)	21%

Net Revenues	$100,578	$68,421	47%	$277,874	$206,232	35%

Sales Volume (MMSF)	699	628	11%	2,108	1,933	9%
Average Net Sales Price	$143.98	$108.95	32%	$131.85	$106.68	24%
Freight (MMSF)	$31.29	$29.90	5%	$31.56	$28.49	11%
Operating Margin	$55.59	$32.04	74%	$49.23	$31.03	59%
Operating Earnings	$38,856	$20,121	93%	$103,782	$59,983	73%

Revenues:	Price increases during the three and nine month periods and record wallboard shipments have resulted in increased revenues. Record demand and near full capacity utilization of the U.S. wallboard industry has resulted in increased wallboard prices, including increases in the three month period ended December 31, 2005 due to favorable construction spending and very favorable weather conditions. The Company has experienced record shipments during the three and nine month periods ended December 31, 2005.

Operating Margins:	Increases in operating margins for the three and nine month periods ended December 31, 2005 as compared to 2004 are due primarily to increased pricing during the respective periods, offset slightly by increasing costs of transportation, natural gas and paper.

Outlook:	Strong demand from new housing has resulted in record wallboard consumption for the calendar year 2005. Wallboard pricing remains strong and a 10% price increase on day-to-day business was implemented on December 12, 2005 in all of our markets. For the near term, we anticipate wallboard demand to remain strong and supply to be tight (with over 95% industry capacity utilization) as a result of generally high demand in residential construction and increasing repair/remodel and commercial construction activity. Rising energy prices (particularly natural gas), which is used in the manufacturing process; and diesel fuel, which is used in the transportation of products to our market; may adversely affect our operating earnings if future price increases are not sufficient to cover the increased costs.

Cement Operations (1)

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2005	2004	Change	2005	2004	Change
			(dollars in thousands)
Gross Revenues, including intersegment	$66,549	$48,829	36%	$220,446	$161,743	36%
Freight and Delivery Costs billed to customers	(4,432)	(3,842)	15%	(14,565)	(12,986)	12%

Net Revenues	$62,117	$44,987	38%	$205,881	$148,757	38%

Sales Volume (M Tons)	746	627	19%	2,531	2,127	19%
Average Net Sales Price	$83.24	$71.75	16%	$81.34	$69.94	16%
Operating Margin	$26.88	$23.12	16%	$23.20	$20.83	11%
Operating Earnings	$20,057	$14,496	38%	$58,727	$44,306	33%

(1) Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of Joint Ventures’ results.

Revenues:	Price increases in the first and third quarters of fiscal 2006 were implemented, resulting in increased average sales prices for the three and nine month periods ended December 31, 2005 as compared to similar periods in 2004. Additionally, consumption was at an all-time high due to several favorable market factors, such as increased construction spending and very favorable weather conditions in our markets.

Operating Margins:	Operating margins increased for the three and nine month-periods ended December 31, 2005 as compared to 2004, primarily due to increased sales prices. The increases in sales prices were slightly offset by increased low margin purchased cement volumes, which increased to 591,000 tons from 322,000 tons, an increase of 84%, in the nine month period ended December 31, 2005 as compared to 2004. For the three and nine month periods ended December 31, 2005, purchased cement costs increased 19% and 21%, respectively, as compared to similar periods ended December 31, 2004. Additionally, fuel and transportation costs increased by 22% and 8%, respectively, over the three month period ended December 31, 2005 as compared to 2004.

Outlook:	U.S. cement consumption remains strong as a result of strong federal and state infrastructure projects, strong housing activity and a recovering commercial construction market. The passage of the $286.4 billion, six year federal highway transportation bill “SAFETEA–LU” in July of 2005 represents a 30% increase over the previous TEA 21 bill and is anticipated to further strengthen the long-term demand for cement in the U.S. The U.S. Government and the Government of Mexico have entered into an agreement in principle providing for the elimination of the antidumping duties imposed by the U.S. on cement imported from Mexico. Once finalized, the agreement will provide for a three year transition period during which the volume of Mexican cement imported into the southern tier of the U.S. will be limited to 3 million metric tons per year and the antidumping duty imposed on Mexican cement will be set at $3 per ton. This is not expected to impact cement prices in the short term as the PCA estimates that the current industry wide domestic production capacity is 25% short of domestic consumption. In the near term, we expect U.S. cement pricing to remain stable or increase due to strong domestic consumption, increasing world demand and historically high international freight costs for imported cement. The Company has sold 100% of its production for the last 19 years and anticipates selling all of its fiscal 2006 production.

Recycled Paperboard

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2005	2004	Change	2005	2004	Change
			(dollars in thousands)
Gross Revenues, including intersegment	$31,478	$32,018	(2)%	$98,875	$96,571	2%
Freight and Delivery Costs billed to customers	(620)	(928)	(33)%	(2,027)	(2,127)	(4)%

Net Revenues	$30,858	$31,090	(1)%	$96,848	$94,444	3%

Sales Volume (M Tons)	67	69	(3)%	209	209	—%
Average Net Sales Price	$462.95	$453.50	2%	$463.93	$452.64	3%
Unit Production Costs	$400.37	$367.39	8%	$380.45	$357.49	6%
Operating Margin	$62.61	$86.11	(27)%	$83.48	$95.15	(12)%
Operating Earnings	$4,195	$5,903	(29)%	$17,447	$19,845	(12)%

Revenues:	Paperboard sales to our wallboard division were 28 thousand tons at $14.3 million, and 86 thousand tons at $43.7 million, compared to 27 thousand tons at $13.1 million and 83 thousand tons at $40.8 million for the three and nine month periods ended December 31, 2005 and 2004, respectively. Paperboard achieved price increases for the three and nine month periods ended December 31, 2005 as compared to similar periods in the prior year due primarily to previously established price escalators.

Operating Margins:	For the quarter and year-to-date periods, cost-of-sales per ton was adversely impacted by higher fuel costs, higher chemical costs and freight costs, as well as increased sales of lower margin containerboard grade paper.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency, our paperboard mill is currently producing at 150% of its original design capacity. While we anticipate continued strong demand for our products over the next six to twelve months, announced worldwide recycled container board capacity expansion could place upward price pressure on recovered fiber as supply tightens. Continued increases in fuel costs over the next six months will adversely affect operating earnings.

Concrete

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2005	2004	Change	2005	2004	Change
			(dollars in thousands)
Gross Revenues, including intersegment	$13,475	$9,397	43%	$41,872	$31,964	31%
Sales Volume – M Cubic Yards	210	173	21%	683	590	16%
Average Net Sales Price	$64.32	$54.36	18%	$61.32	$54.19	13%
Operating Margin	$6.76	$1.95	246%	$7.25	$3.27	122%
Operating Earnings	$1,420	$338	320%	$4,955	$1,929	157%

Revenues:	Concrete revenues were primarily impacted by increased average sales prices in the Austin, Texas market of approximately $11.00 and $8.40 for the three and nine month periods ended December 31, 2005 as compared to the corresponding periods in 2004. Revenues were also positively impacted by increased sales volumes in both the Austin, Texas market and the Northern California market for the three and nine month periods ended December 31, 2005 as compared to corresponding periods in 2004.

Operating Margins:	Increases in operating margins for the quarter and year-to-date periods is due primarily to increased sales prices during these periods, partially offset by increased raw materials costs (cement and aggregates) and increased delivery costs.

Outlook:	Pricing in the Austin, Texas market has increased as a result of increased construction activity in the region in both the commercial and residential sectors. We expect stabilized pricing in the Austin, Texas market and continued strong pricing in the northern California market for the remainder of the fiscal year.

Aggregates

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegment	$8,429	$6,640	27%	$27,459	$22,586	22%
Freight and Delivery Costs billed to customers	(184)	(257)	(28)%	(752)	(860)	(13)%

	$8,245	$6,383	29%	$26,707	$21,726	23%

Sales Volume (M Tons)	1,396	1,230	13%	4,584	4,114	11%
Average Net Sales Price	$5.91	$5.19	14%	$5.83	$5.28	10%
Operating Margin	$(0.07)	$0.49	(114)%	$0.66	$0.88	(32)%
Operating Earnings	$(99)	$599	(116)%	$3,044	$3,621	(16)%

Revenues:	Both volume and sales price increased for the three and nine month periods ended December 31, 2005 compared to 2004 due to strong construction activity in both the Austin, Texas and Sacramento, California markets. Pricing in the Austin, Texas market has increased by 26% and 20% during the three and nine month periods ended December 31, 2005.

Operating Margins:	Quarter and year-to-date costs were impacted negatively by significantly higher maintenance and fuel costs versus the comparable periods in the prior year. Increases in maintenance costs were impacted by the start up of the new dredge at Western Aggregates, as well as the timing of other maintenance projects.

Outlook:	We expect that aggregates pricing in the Sacramento area will continue to remain strong in the near term due primarily to demand outpacing capacity. Aggregates pricing in the Austin, Texas market is anticipated to continue to increase moderately over the near term due to increased levels of construction activity in the Austin area and a changing mix in the products sold.

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
Recent Accounting Pronouncements
     Inventory Costs. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FAS No. 151), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by FAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is Fiscal 2007 for the Company. We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Nine Months
	Ended December 31,
	2005	2004
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$163,938	$128,604
Investing Activities:
Capital Expenditures and Other Investing Activities	(51,956)	(15,073)

Net Cash Used in Investing Activities	(51,956)	(15,073)

Financing Activities:
Issuance of Senior Notes	200,000	—
Reduction in Long-term debt	(54,000)	(58,700)
(Reduction in) Addition to Note Payable	(30,800)	6,000
Retirement of Common Stock	(159,637)	(31,186)
Dividends Paid to Stockholders	(16,191)	(16,702)
Proceeds from Stock Option Exercises	1,599	2,060

Net Cash used in Financing Activities	(59,029)	(98,528)

Net Increase in Cash	$52,953	$15,003

     The $35.3 million increase in cash flows from operating activities for the nine months of Fiscal 2005 was largely attributable to increased earnings and increases in accounts payable and accrued liabilities.
     Working capital at December 31, 2005, was $92.7 million compared to $19.8 million at March 31, 2005. The increase is due primarily to an increase in cash and a decrease in notes payable and accounts payable. The increase in cash and decrease in notes payable is due to the issuance of the Senior Notes.
     Total debt increased to $200 million at December 31, 2005 from $84.4 million at December 31, 2004, due primarily to the issuance of the Senior Notes, primarily in relation to the Company’s expansion project at Illinois Cement Company. Debt-to-capitalization at December 31, 2005, was 31.6% compared to 14.9% at March 31, 2005, while net debt-to-capitalization was 24.4% and 13.8% at December 31, 2005 and March 31, 2005, respectively.
     Based on our financial condition and results of operations as of and for the nine months ended December 31, 2005, along with the projected net earnings for the remainder of Fiscal 2006, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2007. The Company was in compliance at December 31, 2005 and during the nine months ended December 31, 2005 with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
     Cash and cash equivalents totaled $60.2 million at December 31, 2005, compared to $7.2 million at March 31, 2005.

Debt Financing Activities.
     On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250.0 million to $350.0 million, modified certain financial and other covenants and extended the maturity date to 2009 (the “Bank Credit Facility”). The Bank Credit Facility expires on December 16, 2009, at which time all outstanding borrowings are due. The borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2005 the Company had $342.1 million of borrowings available under the Bank Credit Facility.
     On November 15, 2005, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed by substantially all of the Company’s subsidiaries. The Notes were sold at par on November 15, 2005 and were issued in three tranches, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40,000	November 15, 2012	5.25%
Tranche B	$80,000	November 15, 2015	5.38%
Tranche C	$80,000	November 15, 2017	5.48%
     Interest for each tranche of Senior Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.
     Our obligations under the Note Purchase Agreement and the Senior Notes are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreement contains customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility.
     The Company paid all outstanding amounts and terminated its trade receivables securitization facility (the “Receivables Securitization Facility”) in December 2005. The Receivables Securitization Facility had been fully consolidated on the accompanying unaudited consolidated balance sheet prior to cancellation.
     Other than the Bank Credit Facility and the Senior Notes, the Company has no other source of committed external financing in place. In the event the Bank Credit Facility was terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.
     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, which was terminated in December 2005, the Company did not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At December 31, 2005, the Company had $7.9 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $6.9 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases.

	Common Stock		Class B Common Stock
	Shares Purchased	Average Price Paid	Shares Purchased	Average Price Paid
		Per Share		Per Share
April 1 through April 30, 2005	—	$—	77,400	$26.81
May 1 through May 31, 2005	93,000	26.65	166,950	27.56
June 1 through June 30, 2005	492,162	30.53	415,641	29.65

Quarter 1 Totals	585,162	$29.92	659,991	$28.79

July 1 through July 31, 2005	151,146	$31.71	63,864	$30.89
August 1 through August 31, 2005	—	—	97,200	33.51
September 1 through September 30, 2005	—	—	—	—

Quarter 2 Totals	151,146	$31.71	161,064	$32.47

October 1 through October 31, 2005	—	$—	—	$—
November 1 through November 30, 2005	405,000	37.84	108,300	35.95
December 1 through December 31, 2005	2,104,500	40.32	232,800	38.81

Quarter 3 Totals	2,509,500	$39.92	341,100	$37.91

Year-to-Date Totals	3,245,808	$37.73	1,162,155	$31.97

     As of December 31, 2005, we had remaining authorization to purchase 389,685 shares. On January 24, 2006, the Board of Directors authorized the Company to repurchase up to an additional 2,610,315, for a total authorization of 3,000,000 (on a post-split basis—See Note B to the unaudited financial statements). Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. The repurchase authorization applies to both classes of the Company’s common stock.
Dividends.
     Dividends paid in the nine months of 2005 and 2004 were $16.2 million and $16.7 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis. On January 25, 2006, the Company announced that it will increase its annual cash dividends to $2.10 per share from $1.20 per share on a pre-split basis, or $0.70 per share from $0.40 on a post-split basis. The Board of Directors has declared a quarterly cash dividend of $0.175 per share, on a post split basis, payable on April 21, 2006 to stockholders of record on March 22, 2006.
Capital Resources.
     The following table compares capital expenditures:

	For the Nine Months
	Ended December 31,
	2005	2004
	(dollars in thousands)
Land and Quarries	$1,052	$2,558
Plants	38,567	9,929
Buildings, Machinery and Equipment	12,337	3,968

Total Capital Expenditures	$51,956	$16,455

     For fiscal 2006, we expect expenditures of approximately $72 million ($52.6 million higher than our 2005 levels), with the year-over-year increase due primarily to the expansion of Illinois Cement Company, a new dredge at Western Aggregates and the exercise of a purchase option for additional railcars. Historically, we have financed such expenditures with cash from operations and borrowings under our credit facilities.

GENERAL OUTLOOK
     See Outlook discussions in each of our segment operations.
FORWARD-LOOKING STATEMENTS
     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for the Company’s products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general could have a material adverse effect on the Company’s financial condition and results of operations.

•	Interest rates. The Company’s business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to the Company’s borrowings under its credit facilities.

•	Price fluctuations and supply/demand for our products. The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on our financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be affected by regulatory issues affecting its customers.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At December 31, 2005 there were no outstanding borrowings under the Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4.   Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II. Other Information
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     The disclosure required under this Item is included in Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference.
Item 6.    Exhibits

*	4.1	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JP Morgan Chase Bank N. A, as Administrative Agent, Bank of America, N. A. and PNC Bank, N. A. as Con Syndication Agents, and Sun Trust and Wells Fargo Bank N. A. as Co-Documentation Agents, as amended through December 31, 2005.

	10.1	Note Purchase Agreement dated as of November 15, 2005 among Eagle Materials Inc. and the Purchasers named therein, filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005, and incorporated herein by reference.

*	31.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

February 6, 2006	/s/STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

February 6, 2006	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)