Form 10-K
period 2006-03-31
EAGLE MATERIALS INC
filed 2006-06-02
CIK 918646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended
March 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2005 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $2.107 billion.
As of May 31, 2006, the number of outstanding shares of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	50,406,400
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on July 27, 2006 are incorporated by reference in Part III of this Report.

PART I
ITEM 1. BUSINESS
OVERVIEW
          Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we” or “us”) is a manufacturer of basic building materials including gypsum wallboard, cement, gypsum and non-gypsum paperboard and concrete and aggregates. We were founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”). We operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004. Centex completed a tax free distribution of its shares to its shareholders on January 30, 2004 (the “Spin-off”), and, as a result, we are no longer affiliated with Centex. Today, our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement throughout the western U.S. and for the twentieth consecutive year we have sold 100% of our cement production capacity. At March 31, 2006 we operated four gypsum wallboard plants (five lines), four cement plants (six kilns, one of which belongs to our joint venture company), one gypsum paperboard plant, eight concrete batching plants and two aggregates facilities.
     Calendar 2005 represented a record year for the building materials business:
•	A record high annual wallboard consumption of 36.2 billion square feet in calendar 2005, 5.6% higher than calendar 2004;

•	Cement consumption for calendar 2005, also a record high, grew by 5.7% to 139.1 million short tons, with imports continuing to make up more than 25% of U.S. supply;

•	Pricing improvements were reflected in all of our sectors in calendar 2005 and have been improving in the first four months of calendar 2006.
Improving Productivity and Reducing Costs. We are constantly maintaining, evaluating and making capital investments to improve the productivity and reduce the costs of our existing assets. Collectively, this process resulted in the following fiscal 2006 achievements:
•	Record wallboard production and utilization;

•	Cement plants operating at above rated design capacity and above industry average utilization; and

•	A 15% increase in production over design capacity in our paperboard facility.
Pursue Strategic Growth by Expansion or Acquisition Opportunities. Strategic growth opportunities play a significant role at Eagle Materials. We continually focus on improving productivity and reducing costs of our existing operations; however, we also remain focused on improving our competitive position through expansion or acquisition. We look for opportunities that:
•	Are in our core businesses of wallboard and cement;

•	Expand our geographic footprint; or

•	Improve our position as a low cost manufacturer.
          During fiscal 2006, we began to actively pursue these strategic goals by:
Expanding our Wallboard Operations. On April 1, 2005, we announced the expansion of our wallboard operations with the construction of a new $150 million wallboard plant in Georgetown, South Carolina, which will utilize synthetic gypsum. The Company broke ground on the new facility in March 2006 and anticipates it being completed and operational late in calendar year 2007.

Expanding on Our Existing Asset Position in Our Cement Business:
•	On January 10, 2005, we purchased the remaining 50% interest in the Illinois Cement Company Joint Venture for $72 million, and on March 10, 2005 we announced a $65 million expansion of the plant which will increase clinker capacity 70% to 1.0 million tons. The expansion is progressing as scheduled, and should be completed by December 2006 and fully operational by January 2007.

•	On January 25, 2006, we announced plans to expand and modernize our Mountain Cement Company plant and our Nevada Cement Company plant. The plans will expand the per plant production capacity of Mountain Cement Company and Nevada Cement Company to 1.0 million tons of clinker annually representing an increase in production of 60% and 100%, respectively. We anticipate investing a total of approximately $320 million for both projects, and expect that both will be completed by and operational in the fall of 2008.

•	Modernization and expansions of our cement plants will increase our total clinker capacity by 50% to 4.0 million tons per year and our total cement capacity to approximately 4.4 million tons per year by the end of calendar 2008.
          At Eagle our future is clear and straightforward: to remain a low cost producer in each of the markets in which we compete by being disciplined and operationally focused. Our goal is to expand our geographic footprint through acquisition or expansion that provides increased profitability for our shareholders.
INDUSTRY SEGMENT INFORMATION
          For management and financial reporting purposes, our businesses are separated into four segments: Gypsum Wallboard; Cement; Recycled Paperboard; and Concrete and Aggregates. A description of these business segments can be found on pages 4 - 14.
          The following table presents revenues and earnings before interest and income taxes contributed by each of our industry segments during the periods indicated. We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. The Company owns a 50% interest in the joint venture and accounts for its interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Prior to January 11, 2005, we reported our 50% interest in the Illinois Cement Company consistent with that of Texas Lehigh Cement Company. Consequently, the information presented below and for the remainder of this Form 10-K includes the 50% interest in Illinois Cement through January 10, 2005 (the date we acquired the other 50%) and our 100% interest in Illinois Cement for the period from January 11, 2005 through March 31, 2005, and for all of fiscal 2006. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (H) of the Notes to the Consolidated Financial Statements on pages 52 - 55.

	For the Fiscal Years Ended March 31,
	2006	2005	2004
	(dollars in millions)
Revenues:
Gypsum Wallboard	$479.1	$350.1	$272.9
Cement	285.3	211.3	181.9
Paperboard	133.5	125.2	112.4
Concrete and Aggregates	89.8	70.8	63.1
Other, net	2.3	0.2	2.2

Sub-total	990.0	757.6	632.5
Less: Intersegment Revenues	(65.1)	(58.8)	(53.6)
Less: Joint Ventures Revenues	(65.2)	(82.3)	(76.3)

Total Net Revenues	$859.7	$616.5	$502.6

	For the Fiscal Years Ended March 31,
	2006	2005	2004
	(dollars in millions)
Operating Earnings:
Gypsum Wallboard	$154.2	$81.6	$35.6
Cement	78.3	57.6	50.5
Paperboard	20.1	25.4	20.9
Concrete and Aggregates	9.6	7.7	6.0
Other, net	1.5	(0.7)	2.2

Sub-total	263.7	171.6	115.2
Corporate Overhead	(16.4)	(10.3)	(9.3)

Earnings Before Interest and Income Taxes	$247.3	$161.3	$105.9

     Net revenues (net of joint venture and intersegment revenue, see Note (H) of the Notes to the Consolidated Financial Statements) for the past three years from each of our business segments, expressed as a percentage of total net revenues were as follows:

	For the Fiscal Years Ended March 31,
	2006	2005	2004
Percentage of Total Net Revenues:
Gypsum Wallboard	55.8%	56.8%	54.3%
Cement	24.9	20.4	20.4
Paperboard	8.9	11.5	12.6
Concrete and Aggregates:
Readymix Concrete	6.5	6.8	8.0
Aggregates	3.9	4.5	4.3

Sub-total	10.4	11.3	12.3
Other, net	—	—	0.4

Total Net Revenues	100.0%	100.0%	100.0%

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
The following table sets forth certain information regarding our plants:

	Annual Gypsum	Estimated Minimum Gypsum		Estimated Gypsum
Location	Wallboard Capacity (MMSF)(1)	Rock Reserves (years)		Reserve (million tons)
Albuquerque, New Mexico	430	50	+(2)(3)	48	(2)
Bernalillo, New Mexico	495	50	+(2)(3)	48	(2)
Gypsum, Colorado	690	26	(4)	16
Duke, Oklahoma	1,285	30	(4)(5)	36

Total	2,900

(1)	Million Square Feet (“MMSF”).

(2)	The same reserves serve both New Mexico plants.

(3)	Includes mining claims and leased reserves.

(4)	Includes both owned and leased reserves.

(5)	Additional reserves available.
     Our gypsum wallboard production totaled 2,833 MMSF in fiscal 2006 and 2,572 MMSF in fiscal 2005. Total gypsum wallboard sales were 2,832 MMSF in fiscal 2006 and 2,547 MMSF in fiscal 2005. Total wallboard production as a percentage of rated capacity was 98% in fiscal 2006 and 93% in fiscal 2005. The Company operating rates were consistent with industry average capacity utilization in fiscal 2005 and operated at full capacity this past fiscal year because of record wallboard demand.
     The Company broke ground in March 2006 on a new wallboard plant located in Georgetown, South Carolina. The plant is expected to be completed late in calendar year 2007 and, upon completion, will increase total rated annual capacity by 750 MMSF to 3,650 MMSF.
     Raw Materials and Fuel Supplies. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We do not presently use synthetic gypsum although we have a supply agreement with Santee Cooper, a South Carolina utility company, to utilize this material at our facility currently under construction in South Carolina. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. The term of the Zia lease continues for so long as gypsum is produced in paying quantities, as defined therein. The term of the State lease continues for so long as annual lease payments are made. We do not anticipate any problems in continuing to extend the term of these leases for the foreseeable future. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer mines encompassing 2,300 acres. Mineral rights are held on an additional 108 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 23 million tons of gypsum in the area of Duke, Oklahoma, with an additional 13 million tons controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable costs when needed.
     Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is the largest cost component in the manufacture of gypsum wallboard currently representing approximately 32% of the production cost.

     Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in March 2007 for Colorado, February 2007 for New Mexico, and October 2006 for Oklahoma. If the agreements are not renewed, we expect to be able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs increased significantly in fiscal 2006 and are expected to level off during fiscal 2007. Gas costs currently represent approximately 21 % of the production costs.
     Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other activities such as exports and manufactured housing, which the Company estimates accounted for approximately 51%, 29%, 18% and 2%, respectively, of calendar 2005 industry sales. While the gypsum wallboard industry remains highly cyclical, recent strong residential construction and growth in the repair and remodeling segment have overstated the impact of fluctuations in commercial construction increasing gypsum wallboard demand to record levels. Also, demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.
     The percentage of gypsum wallboard shipments accounted for by new residential construction has declined in recent years; however, new residential construction remains the largest single source of gypsum wallboard demand. In recent years, demand has been favorably impacted by a shift toward more single-family detached housing within the new residential construction segment and by an increase in the size and volume of the average single-family detached home.
     We estimate that the size of the total residential repair and remodel market grew to a record $275 billion in calendar 2005, up 15% from calendar 2004. Although data on commercial repair and remodel activity is not readily available, we believe that this segment has also grown significantly in recent years. The growth of the repair and remodeling market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. In addition, repair and remodeling activity has benefited from the fact that it has increasingly come to be viewed by homeowners, particularly in recessionary periods, as a low cost alternative to purchasing a new house.
     We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. Two customers with multiple shipping locations accounted for approximately 11% and 10%, respectively, of our total gypsum wallboard sales during fiscal 2006. The loss of either of these customers could have a material adverse effect on our financial results.
     Gypsum wallboard is sold on a delivered basis. Truck rates have generally been negotiated for the remainder of calendar year 2006; however, we are still subject to fuel surcharges from our carriers. Increases in fuel costs are difficult to pass on to the customers and could negatively impact our net revenues if significant or prolonged surcharges are implemented by the carriers.
     Although gypsum wallboard is distributed principally in regional areas, the Company and certain other industry producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 241 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in Albuquerque, New Mexico and four reload yards in Arizona, California and Illinois. Our rail distribution capabilities permit us to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2006, approximately 30% of our sales volume of gypsum wallboard was transported by rail. Equipment availability for both rail and truck is expected to remain tight during fiscal 2007.
     Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of 77 plants. We estimate that the three largest producers — USG Corporation, National Gypsum Company and Koch Industries — account for approximately 65% of gypsum wallboard sales in the U.S. In general, a number of our competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of our competitors operate vertically integrated gypsum wallboard distribution centers, which may provide them with certain marketing advantages over the Company.
     Competition among gypsum wallboard producers is primarily on a regional basis and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand, and to a lesser extent, on product quality and customer service.
     Currently, total U.S. gypsum wallboard production capacity is estimated at 37.0 billion square feet per year, a 33% increase from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 2005 gypsum wallboard shipments by U.S. manufacturers were approximately 36.2 billion square feet, the highest level on record, resulting in average industry capacity utilization of approximately 98%.
     Capital Expenditures. Capital expenditures during fiscal 2006 for the gypsum wallboard segment amounted to $3.3 million; $5.8 million in fiscal 2005; and $8.2 million in fiscal 2004. Capital outlays in fiscal 2007 are estimated to be approximately $109.0 million due primarily to the construction of the plant in South Carolina with less than 1% of the estimated expenditures related to compliance with environmental regulations.
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

     Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and at present approximately 80% of our clinker capacity is from preheater or preheater/precalciner kilns. The following table sets forth certain information regarding these plants:

					Estimated
					Minimum
	Rated Annual				Limestone
	Clinker Capacity	Manufacturing	Number of	Dedication	Reserves
Location	(M short tons)(1)	Process	Kilns	Date	(Years)
Buda, TX(2)	1,300	Dry – 4 Stage	1	1978	50+(5)
		Preheater
		Pre-calciner		1983
LaSalle, IL	640	Dry – 4 Stage	1	1974	36(5)
		Preheater
Laramie, WY	640	Dry – 2 Stage	1	1988	30(6)
		Preheater
		Dry -Long	1	1996
		Dry Kiln
Fernley, NV	505	Dry – Long	1	1964	50+(6)
		Dry Kiln
		Dry - 1 Stage	1	1969
		Preheater

Total–Gross(3)	3,085

Total–Net(3)(4)	2,435

(1)	One short ton equals 2,000 pounds.

(2)	The amounts shown represent 100% of plant capacity and production. This plant is owned by a separate partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partners’ 50% interest in the Buda, Texas plant.

(5)	Owned reserves.

(6)	Includes both owned and leased reserves.
     The Company’s net cement production, including its 50% share of the cement Joint Venture production, and conversion of purchased clinker, totaled 2.8 million tons in fiscal 2006 and 2.4 million tons in fiscal 2005. Total net cement sales, including the Company’s 50% share of cement sales from the Joint Venture, were 3.20 million tons in fiscal 2006 and 2.75 million tons in fiscal 2005 as all four plants sold 100% of the product they produced. During the past two years, we imported and purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2006, 21.0% of the cement sold by us was acquired from outside sources, compared to 14.6% in fiscal 2005.
     Cement production is capital-intensive and involves high initial fixed costs. The Company is currently completing an expansion of its Illinois Cement Company plant, and has announced plans to modernize and expand its Mountain Cement and Nevada Cement facilities. The Illinois Cement Company plant expansion is expected to be completed in December 2006, and be fully operational in January 2007. The projects at Mountain Cement Company and Nevada Cement Company are expected to be completed in late calendar year 2008. Upon completion of these projects, Illinois Cement Company, Mountain Cement Company and Nevada Cement Company each will have rated annual clinker capacity of 1.0 million tons, raising total capacity to 4.3 million tons, and net capacity to near 3.7 million tons. Additionally, each expanded and modernized plant will employ a 5 stage pre-heater, pre-calciner and one kiln in its manufacturing process.
     Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by the Company and located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for at least 25 years. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or purchased from outside suppliers.
     Our cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. We have not used hazardous waste-derived fuels in our plants although our LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a substitute fuel. Electric power is also a major cost component in the manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements. These agreements may expose us to some production interruptions during periods of power curtailment.
     Sales and Distribution. In the past, demand for cement has been cyclical, derived from the demand for concrete products which, in turn, is derived from demand for construction. However, recently construction spending and cement consumption have been more stable and growing, primarily because of increased public construction associated with transportation bills passed by Congress. The construction sector is also affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Additionally, demand for cement is seasonal, particularly in northern states where inclement weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact on the Company of regional construction cycles may be mitigated to some degree by our geographic diversification.
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
     Cement is distributed directly to our customers by common carriers and customer pickups from plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement sales during fiscal 2006. Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects and oil service company contracts.
     Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products economically. Therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.
     Cement imports into the U.S. occur primarily to supplement domestic cement production. Cement is typically imported into deep water ports or transported on the Mississippi River system near major population centers to take advantage of lower waterborne freight costs versus higher truck and rail transportation costs that U.S. based manufacturers incur to deliver into the same areas.
     The U.S. Government and the Government of Mexico have entered into an agreement providing for the elimination of the antidumping duties imposed by the U.S. on cement imported from Mexico. The agreement provides for a three year transition period during which the volume of Mexican cement imported into the southern tier of the U.S. will be limited to approximately 3 million metric tons per year and the antidumping duty imposed on Mexican cement will be set at $3 per ton. This is not expected to impact cement prices in the short term as the Portland Cement Association (“PCA”) estimates that the current industry wide domestic production capacity is 25% short of domestic consumption.
     The PCA estimates that imports represented approximately 25% of cement used in the U.S. during calendar 2005 as compared with approximately 21% in 2004 and 20% in 2003.
     Capital Expenditures. Capital expenditures during fiscal 2006 amounted to $48.2 million compared with $8.5 million and $1.8 million in fiscal 2005 and 2004, respectively, not including capital expenditures associated with the joint venture. The increase in fiscal 2006 is due primarily to the expansion of our Illinois Cement Company facility, which is expected to be completed during fiscal 2007. Capital outlays in fiscal 2007 are estimated to be approximately $35.8 million. Approximately 10% of the estimated fiscal 2007 total is related to compliance with environmental regulations.
     Environmental Matters. Our operations are subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that the Company has obtained all the material environmental permits that are necessary to conduct our operations. We further believe that the Company is conducting its operations in substantial compliance with these permits. In addition, none of the Company’s sites is listed as a CERCLA “Superfund” site.
     Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency, or EPA, has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. Final action implementing the 2002 announcement is expected to occur in August 2007.
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
     A second industry environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. The Company currently does not use refractory containing chromium and crushes spent refractory brick, and then uses it as raw feed in the kiln.
     A third industry environmental issue involves the potential regulation of greenhouse gases from cement plants. Carbon dioxide is a greenhouse gas that many scientists and others believe contributes to the warming of the Earth’s atmosphere. Although no restrictions have yet been imposed under U.S. federal laws, it is possible that cement plants may be targeted because of the large amounts of carbon dioxide generated during the manufacturing process. Any imposition of raw materials or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry.
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
     All of our paper products are manufactured from 100% recovered (recycled) paper fiber. Products manufactured primarily include the facing and backside paper used in the manufacture of gypsum wallboard; other recycled paperboard grades used by manufacturers of consumer packaging (e.g. corrugated medium and linerboard); and industrial paperboard products (e.g. angle board, tube and core board) are also produced for diversity and mill optimization.
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
     Manufacturing Process. Recycled paperboard is manufactured in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. This mixture is passed through a series of filters and cleaners to remove all of the undesirable materials (e.g. tapes, glass, staples, glues, waxes) from the recovered fiber to produce slurry. The slurry is then diluted to a very low concentration and is then applied to a series of traveling wire screens through a mechanical distribution system. The paper machine is designed so that four individual webs of paper are combined to form one multi-ply sheet of paperboard. The excess water from this process is allowed to be drained through the wire mesh fabric and is continuously recycled for additional paper making. The multi-ply paper mat is then mechanically pressed, steam dried and trimmed to specific customer size and packaging requirements. The finished product is wound in roll form weighing approximately 2.5 tons and containing 2.2 miles of paper. It is made specifically to customer quality specifications.
     Raw Materials. The principal raw materials are recovered paper fiber (in other words, wastepaper), water and specialty paper chemicals. Several different types of recovered fiber (e.g. newspaper, grocery store boxes, etc.) are formulated together to give the desired paperboard qualities. Recovered paper fiber is currently purchased from several sources, with 44% currently being under contractual commitments.
     We believe that adequate supplies of recovered paper fiber will continue to be available from generators and wholesalers located within a 400-mile radius of the mill. One third of all purchased fiber is supplied by rail. Recovered paper fiber is a commodity bought, sold and traded under the guidelines of the Institute of Scrap Recycling Industries, Inc. (ISRI). Monthly pricing is established in several industry publications based on location. Prices are subject to fluctuations based on supply, demand and export. The current outlook for fiscal 2007 is for wastepaper prices to increase moderately during the first half of the fiscal year and stabilize for the remainder of the fiscal year. Current customer contracts include price escalators to compensate for changes in raw material prices.
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
     Paperboard mills are generally large consumers of natural gas. During fiscal 2006, natural gas pricing significantly increased; however, prices are expected to level off during fiscal 2007. If natural gas prices continue to increase, they are expected to negatively impact fiscal 2007 production costs and operating earnings. The mill is subject to an electricity supply agreement with Public Service of Oklahoma and because of the power company’s large dependence on natural gas our power rates have dramatically increased this past year.
     Sales and Distribution. Our manufactured recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2006, approximately 40% of the recycled paperboard manufactured and shipped by the mill was consumed by the Company’s gypsum wallboard manufacturing operations, 40% was sold to St. Gobain pursuant to a paper supply contract (the “St. Gobain Agreement”) and approximately 20% was shipped to other gypsum wallboard manufacturers and containerboard manufacturers. Originally, the St. Gobain Agreement was entered into by Republic Paperboard and James Hardie Gypsum Inc.; however, subsequent to the agreement, James Hardie’s North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were purchased during fiscal 2006 by St. Gobain. The St. Gobain Agreement is a long-term paper supply contract with sales to St. Gobain made at a defined base price determined at the time of execution of the St. Gobain Agreement. This defined price is subject to adjustment based on changes in the major variable costs of production of recycled paperboard. Under this agreement, the mill is obligated to sell and St. Gobain is obligated to purchase at least 95% (plus or minus 5%) of the gypsum-grade recycled paperboard requirements of three of St. Gobain’s plants. The loss of St. Gobain as a customer or a termination or reduction of its production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.
     Competition. When selling the portion of our production not under long term contract or not consumed by our gypsum wallboard manufacturing operations, we compete with approximately nine other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. During periods of peak demand for gypsum wallboard, the demand for recycled paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for gypsum wallboard, the demand for recycled paperboard falls, and selling prices may decrease on open market tonnage. Production sold outside of the gypsum paperboard industry is generally at lower margins.
     Price, quality and timeliness of deliveries are the principal methods of competition among gypsum paperboard producers. The location of our mill allows us to serve a variety of markets, including several gypsum wallboard plants in the mid-west, southeast, southwest and western U.S.
     Environmental Matters. Prior to November 2000, the Company’s now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, new environmental conditions were uncovered that appear to stem from underground storage tank use on the mill site. The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement with the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”) to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The Company and the former owner have each approved and submitted to the Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Oil Inspection Section in calendar 2002. It is estimated that this CAP will cost approximately $2.5 million and take approximately eight years to complete. Under the participation agreement, the Company will pay 25% (or approximately $625,000, of which a portion has been paid and the remainder is fully accrued) of such estimated costs. There can be no assurance, however, that the actual costs of remediation will not exceed these estimates.
     Capital Expenditures. Capital expenditures during fiscal 2006 for the paperboard operations were $4.9 million, $4.5 million in fiscal 2005 and $1.3 million in fiscal 2004. Capital expenditures for fiscal 2007 have been estimated at approximately $7.6 million. This increase is due to completion of projects started in fiscal 2006 related to equipment upgrades and plant automation. None of the estimated fiscal 2007 capital outlays are related to compliance with environmental regulations.
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
     We produce and distribute readymix concrete from company owned sites north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	43
Austin, Texas	5	80

Total	8	123

     The Austin, Texas market, which is our largest concrete market, was negatively impacted by the market conditions affecting technology companies that began in 2000; however, there has been improvement in both pricing and demand during fiscal 2006. Our net readymix concrete sales were 883,000 cubic yards in fiscal 2006 and 769,000 cubic yards in fiscal 2005. We anticipate adding an additional plant in our Austin market during fiscal 2007.
     We conduct aggregate operations near our concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations:

		Estimated Annual	Estimated
		Production Capacity	Minimum
Location	Types of Aggregates	(Thousand tons)	Reserves (Years)
Northern California	Sand and Gravel	3,500	100+ (1)
Austin, Texas	Limestone	2,500	60 (2)

Total		6,000

(1)	Owned reserves through various subsidiaries.

(2)	Leased reserves.
     The Company’s total net aggregate sales were 5.7 million tons in fiscal 2006 and 5.2 million tons in fiscal 2005. Total aggregates production was 5.8 million tons for fiscal 2006 and 5.4 million for fiscal 2005. A portion of the Company’s total aggregates production is used internally by the Company’s readymix concrete operations.
     Raw Materials. The Company supplies approximately 100% and 50% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 34% and 52%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.
     We mine and extract limestone and sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by the Company and located near its plants. The northern California quarry is estimated to contain over one billion tons of sand and gravel reserves. The Austin, Texas quarry is covered by a lease which expires in 2060. Based on its current production capacity, the Company estimates its northern California and Austin, Texas quarries contain over 100 years and approximately 60 years of reserves, respectively.
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

     We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. One customer accounted for approximately 10% of our concrete sales, and another customer accounted for approximately 10% of our aggregate sales during fiscal 2006. Presently we are attempting to secure a rail link from our principal aggregates deposit north of Sacramento, California to extended markets in northern California.
     Competition. Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in each local area. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can sell their products only in areas within 50 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregate production facilities and zoning of land to permit mining and extraction of aggregates.
     Both concrete and aggregates are commodity products. Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Accordingly, competition in both the concrete and aggregates businesses is based principally on price and, to a lesser extent, on product quality and customer service.
     Capital Expenditures. Capital expenditures during fiscal 2006 amounted to $11.1 million for the concrete and aggregates segment compared with $3.5 million and $1.0 million in fiscal 2005 and 2004, respectively. The increase in capital expenditures in fiscal 2006 relates primarily to the acquisition of a dredge at our northern California operation which began production during the fiscal year. Capital outlays in fiscal 2007 are estimated to be approximately $10.0 million. Approximately 10% of the estimated fiscal 2007 capital expenditures are related to compliance with environmental regulations.
     Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. None of our concrete or aggregates operations are presently the subject of any local, state or federal environmental proceeding or inquiries.
EMPLOYEES
     As of March 31, 2006, we had approximately 1,600 employees.
     As of March 31, 2006, we had approximately 400 employees employed under collective bargaining agreements and various supplemental agreements with local unions.
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

ITEM 1A. RISK FACTORS
     These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for the Company’s products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general, including continued slow down of home building activity, could have a material adverse effect on the Company’s financial condition and results of operations.

•	Interest rates. The Company’s business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to the Company’s borrowings under its credit facilities.

•	Price fluctuations and supply/demand for our products. The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on our financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be affected by regulatory issues affecting its customers.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.
     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     There are no unresolved staff comments.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PRICES AND DIVIDENDS
     On April 11, 2006, the shareholders of the Company voted to eliminate our dual class capital structure by exchanging each share of our outstanding Common Stock and Class B Common Stock into a new class of common stock. Accordingly, all stock information has been retroactively restated as if the combination had taken place as of the earliest period presented. As of May 24, 2006 there were approximately 2,852 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.
     The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends paid during these periods:

	Fiscal Year Ended March 31, 2006			Fiscal Year Ended March 31, 2005
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30, 2005	$31.41	$24.19	$0.10	$24.04	$19.04	$0.10
September 30, 2005	$40.26	$30.13	$0.10	$23.98	$19.85	$0.10
December 31, 2005	$41.52	$31.62	$0.10	$29.02	$20.89	$0.10
March 31, 2006 (1)	$63.76	$37.76	$0.10	$28.95	$25.33	$0.10

(1)	Quarterly dividend increased 75% to $0.175 per quarter payable in April 2006.
     We currently expect that quarterly cash dividends comparable to the $0.175 per share quarterly dividend will continue to be paid throughout fiscal 2007.
SHARE REPURCHASES
     The Company’s Board of Directors has approved the repurchase of a cumulative total of 26,453,805 shares of the Company’s Common Stock for repurchase since the Company became publicly held in April 1994. On January 24, 2006, the Board of Directors authorized the Company to repurchase up to an additional 2,749,563 shares, for a total authorization of 3,000,000 currently outstanding. The Company repurchased 4,547,163 shares, 1,986,600 shares and 175,500 shares of Common Stock at a cost of $165.3 million, $43.8 million and $3.1 million in the years ended March 31, 2006, 2005 and 2004, respectively.
     The total number of shares purchased in the table below represents shares of Common Stock repurchased pursuant to the Board of Directors authorization dated November 29, 1998, as amended July 28, 2004 and January 24, 2006. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by Company management, based on its evaluation of market and economic conditions and other factors.
     Purchases of the Company’s Common Stock during the quarter ended March 31, 2006 were as follows:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1 through January 31, 2006	139,200	$40.92
February 1 through February 28, 2006	—	—
March 1 through March 31, 2006	—	—

Quarter 4 Totals	139,200	$40.92	139,200	3,000,000

     The equity compensation plan information set for in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.
ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED FINANCIAL DATA(1)
(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2006	2005	2004		2003	2002
Revenues	$859,702	$616,541	$502,622		$429,178	$395,188

Earnings Before Income Taxes	241,066	158,089	102,123		86,613	59,699

Net Earnings	160,984	106,687	66,901		57,606	39,706

Diluted Earnings Per Share	3.02	1.91	1.19		1.04	0.72

Cash Dividends Per Share	0.40	0.40	2.15	(2)	0.07	0.07

Total Assets	888,916	780,001	692,975		706,355	737,323

Total Debt	200,000	84,800	82,880		80,927	182,380

Stockholders’ Equity	464,738	485,368	439,022	(2)	479,611	427,832

Book Value Per Share At Year End	$9.24	$8.88	$7.80		$8.70	$7.77

Average Diluted Shares Outstanding	53,330	55,884	56,208		55,572	55,383

(1)	The Financial Highlights should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes a special one-time $2.00 per share ($112.9 million total) dividend paid in connection with the Spin-off from Centex Corporation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
     Strong residential construction and a recovering commercial construction demand in all of our markets helped to set record fiscal 2006 sales volume, revenues and earnings per share. Demand in all of our markets was strong as we reported increased sales volume in each of our segments for the fiscal year ended March 31, 2006. The majority of our earnings improvement was in the Gypsum Wallboard and Cement operations. Fiscal 2006 revenues increased 39% to $859.7 million, net earnings were up 51% to $161.0 million and diluted earnings per share were up 58% to $3.02.
     Gypsum Wallboard sales volume was up 11% and represented record volume for the Company due to record industry demand while operating earnings increased 89% due to a 27% increase in average sales price. Fiscal 2006 was the 20th consecutive sold-out year for our cement operations. Cement sales volume increased 16%, and operating earnings increased 36% from last year due to higher average net sales prices offset primarily by the impact of increased purchased cement volumes and costs. Paperboard reported record sales volume, however operating earnings declined due to reduced sales price and increased production costs, mainly natural gas. Concrete and Aggregates operating earnings improved 24% over last fiscal year due primarily to a record sales volume in concrete. Corporate expenses increased $6.1 million due primarily to increased headcount and greater salary and benefit costs, including stock compensation.
     Manufacturing costs in fiscal 2006 were negatively impacted by increased natural gas, coal, power, paper fiber and maintenance costs. Demand for energy related products continued at a high level and prices for these products are expected to level off in fiscal 2007. Ordinary maintenance costs are expected to remain flat in fiscal 2007, although there will be some additional maintenance costs related to the completion of the Illinois Cement expansion project.
     We operate in cyclical commodity businesses. Downturns in overall economic activity usually have a significant adverse effect on these businesses due to decreased demand and reduced pricing. Recently, wallboard demand has been favorably impacted by strong residential construction. Recent increases in interest rates are expected to bring a reduction in new residential construction activity; however, commercial and industrial activity, which are showing signs of improvement, may help to offset reduced demand in the residential construction sector if interest rates continue to increase. Cement demand continues to be positively impacted by a strong national highway funding program. The funds allocated by Congress in the new highway bill exceed the prior highway funding program.
     Strong demand from new housing and residential remodeling resulted in record wallboard consumption for calendar 2005. According to the Gypsum Association, national wallboard consumption of 36.2 billion square feet for calendar 2005, the highest level on record, was up 5.6% from last year’s consumption. Industry utilization rates have been at the 95%+ level, resulting in a 27% increase in our net wallboard pricing for fiscal 2006. We implemented price increases in April, June, September and, December 2005 and March 2006.
     U.S. cement consumption continues to be strong. Total U.S. cement shipments of approximately 139 million short tons for calendar 2005 were a record high and were 5.7% above calendar 2004. Cement imports for calendar 2005 were 37 million short tons, 23% above last year’s imports. The U.S. Cement Industry has been sold out for the last 11 years as a result of a domestic capacity deficit. Current U.S. demand requires imports of over 25% to supplement domestic capacity. The U.S. Cement Industry is anticipating a tight supply of imported cement this year due to high freight rates and increasing consumption in world markets. Cement pricing has increased 17% over prior year, the second straight year of price increases, reversing a slight decline over the prior three years. We implemented cumulative price increases of between $10.00 and $20.00 per ton in all our markets during fiscal 2006.

     Our recycled paperboard mill continued operational improvements and is now producing at 150% above its original design capacity.
     The Company conducts one of its cement operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas (the “Joint Venture”). The Company owns a 50% interest in the joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, the Company proportionately consolidates its 50% share of the Joint Venture’s revenues and operating earnings, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (H) of the Notes to the Consolidated Financial Statements for additional segment information.
RESULTS OF OPERATIONS
Fiscal Year 2006 Compared to Fiscal Year 2005
     Consolidated Results. Consolidated net revenues for fiscal 2006 were up 39% from fiscal 2005 driven by higher sales prices and volumes in all segments, especially Gypsum Wallboard and Cement. Fiscal 2006 operating earnings of $263.8 million were up 54% from $171.7 million last fiscal year mainly due to increased Gypsum Wallboard and Cement operating earnings.
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Fiscal Years Ended March 31,		For the Fiscal Years Ended March 31,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Gypsum Wallboard	$479,134	$350,101	$154,227	$81,616

Cement	285,289	211,343	78,311	57,616

Paperboard	133,482	125,184	20,087	25,406

Concrete & Aggregates	89,778	70,786	9,613	7,742

Other, net	2,279	193	1,539	(721)

Sub-total	989,962	757,607	$263,777	$171,659

Less: Intersegment Revenues	(65,096)	(58,812)

Less: Joint Venture Revenues	(65,164)	(82,254)

Total	$859,702	$616,541

(1)	Prior to Corporate General and Administrative and interest expense.
     Corporate Overhead. Corporate general and administrative expenses for fiscal 2006 were $16.4 million compared to $10.3 million for last fiscal year. The increase was primarily the result of increased headcount and higher compensation and benefit costs, including the expensing of employee stock compensation in accordance with a change in accounting standards.
     Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
     Net Interest Expense. Net interest expense of $6.3 million for fiscal 2006 increased $3.1 million from fiscal 2005 due to increased borrowings.
     Income Taxes. The effective tax rate for fiscal 2006 increased to 33.2% from 32.5% primarily due to an increase in state income tax expense partially offset by a revision of certain estimates utilized by the Company for permanent items included within the corporate tax filings and the new domestic production activities deduction.

     Net Income. As a result of the foregoing, pre-tax earnings of $241.1 million were 52% above fiscal 2005 pre-tax earnings of $158.1 million. Fiscal 2006 net earnings of $161.0 million increased 51% from net earnings of $106.7 million in fiscal 2005. Diluted earnings per share in fiscal 2006 of $3.02 were 58% higher than the $1.91 for fiscal 2005.
GYPSUM WALLBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, as reported	$479,134	$350,101	37%
Freight and Delivery Costs billed to customers	(89,374)	(73,140)	22%

Net Revenues	$389,760	$276,961	41%

Sales Volume (MMSF)	2,832	2,547	11%
Average Net Sales Price (1)	$137.65	$108.74	27%
Unit Costs	$83.17	$76.70	8%
Operating Margin	$54.48	$32.04	70%
Operating Earnings	$154,227	$81,616	89%
Freight per MSF	$31.57	$28.72	10%

(1)	Net of freight per MSF.

Revenues:	Price increases throughout the year and record Company wallboard shipments positively impacted revenues for fiscal 2006 as compared to fiscal 2005. Pricing has continued to strengthen as consumption was at an all-time high resulting in the near full capacity utilization of the U.S. wallboard industry. Our sales volume of 2,832 MMSF represents a record for the Company as the Company operated at full capacity.

Operating Margins:	Operating margins were impacted by increasing paper costs and transportation costs for raw materials, as well as natural gas costs which increased 43% in fiscal 2006 as compared to fiscal 2005. On a per unit basis, freight costs, which are deducted to determine average net sales price, have increased 10% from fiscal 2005. Operating earnings for fiscal 2006 represented the highest earnings in Company history.

Outlook:	Throughout fiscal 2006 industry utilization rates averaged about 95% and as a result pricing has remained strong in all of the markets we serve. We implemented a 10% price increase in late March 2006, which helped us achieve an average net sales price of approximately $165.00 during April 2006. Demand remains strong with supply being currently allocated. Single family residential housing is expected to decline during fiscal 2007 at an estimated rate of 5% to 10%; however we anticipate that commercial construction and repair and remodel demand will remain strong. Expected capacity additions during fiscal 2007 are not expected to be significant; therefore industry utilization, even with the anticipated decline in single family residential housing, is expected to remain high.

CEMENT OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$285,289	$211,343	35%
Freight and Delivery Costs billed to customers	(19,212)	(16,499)	16%

Net Revenues	$266,077	$194,844	37%

Sales Volume (M Tons)	3,200	2,753	16%
Average Net Sales Price	$83.15	$70.77	17%
Unit Costs (including imports and purchased cement)	$58.68	$49.84	18%
Operating Margin	$24.47	$20.93	17%
Operating Earnings	$78,311	$57,616	36%

Revenues:	Price increases were implemented throughout the fiscal year, which resulted in a 17% increase in average sales prices for fiscal 2006 as compared to fiscal 2005. Sales volume was greater due to our purchase of the remaining 50% interest in Illinois Cement Company during January 2005, which resulted in our consolidating all of the sales revenue from Illinois in fiscal 2006, and only 50% for the majority of fiscal 2005. Additionally, consumption was at an all-time high due to several favorable market factors, such as increased construction spending and very favorable weather conditions in our markets.

Operating Margins:	Operating margins increased during fiscal 2006 as compared to fiscal 2005, primarily due to increased sales prices. The increases in sales prices were slightly offset by increased volumes of low margin purchased cement, which increased to 675,000 tons in fiscal 2006 from 402,000 tons in fiscal 2005, an increase of 68%. Additionally, fuel and energy costs increased 20% over the prior year period due primarily to increased cost of petroleum coke and coal and electricity.

Outlook:	U.S. cement consumption remains strong as a result of strong federal and state infrastructure projects, strong housing activity and a recovering commercial construction market. The passage of the $286.4 billion, six-year federal highway transportation bill “SAFETEA–LU” in July of 2005 represents a 40% increase over the previous TEA 21 bill and is anticipated to further strengthen the long-term demand for cement in the U.S. The U.S. Government and the Government of Mexico have entered into an agreement providing for the elimination of the antidumping duties imposed by the U.S. on cement imported from Mexico. The agreement provides for a three year transition period during which the volume of Mexican cement imported into the southern tier of the U.S. will be limited to 3 million metric tons per year and the antidumping duty imposed on Mexican cement will be set at $3 per ton. This is not expected to impact cement prices in the short term as the Portland Cement Association estimates that the current industry wide domestic production capacity is 25% short of domestic consumption. Additionally the major Mexican cement producers also own a much larger percentage of US domestic production than previously when dumping occurred. In the near term, we expect U.S. cement pricing to remain stable or increase due to strong domestic consumption, increasing world demand and historically high international freight costs for imported cement. The Company has sold 100% of its production for the last 20 years and anticipates selling all of its fiscal 2007 production.

RECYCLED PAPERBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$133,482	$125,184	7%
Freight and Delivery Costs billed to customers	(2,587)	(3,048)	-15%

Net Revenues	$130,895	$122,136	7%

Sales Volume (M Tons)	289	268	8%
Average Net Sales Price	$452.63	$455.73	-1%
Unit Costs	$383.12	$360.93	6%
Operating Margin	$69.51	$94.99	-27%
Operating Earnings	$20,087	$25,406	-21%

Revenues:	Paperboard achieved price increases in gypsum paper, primarily as a result of previously established price escalators in its contracts; however, prices declined for trims, containerboard and B grade, which made up a larger percentage of total sales in fiscal 2006 compared to fiscal 2005. Due to the change in sales mix, average sales price declined slightly in fiscal 2006 as compared to fiscal 2005. Total sales volume increased 8% due to a 16,000 ton increase in non-gypsum paperboard and higher sales to our wallboard division. Paperboard sales to our wallboard division were 114,000 tons at $57.5 million compared to 109,000 tons at $54.1 million for last year.

Operating Margins:	Our operating margin per ton was adversely impacted by increased sales of lower margin containerboard and B grade paper during fiscal 2006 as compared to fiscal 2005. Additionally, operating margins were adversely impacted by increased natural gas, electricity and repair costs, offset positively by reduced recovered fiber costs.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency, our paperboard mill is currently producing at 150% of its original design capacity. While we anticipate continued strong demand for our products over the next six to twelve months, continued increases in natural gas and electricity costs over the next six months may adversely affect operating earnings.

CONCRETE AND AGGREGATES OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
CONCRETE
Gross Revenues	$55,269	42,228	31%

Sales Volume (M Yards)	883	769	15%
Average Net Sales Price	$62.61	$54.92	14%
Unit Costs	$55.37	$51.01	9%
Operating Margin	$7.24	$3.91	85%
Operating Earnings	$6,395	$3,007	113%

AGGREGATES
Gross Revenues, including intersegment	$34,509	$28,558	21%
Freight & Delivery Cost billed to customers	(831)	(1,071)	-22%

Net Revenues	$33,678	$27,487	23%

Sales Volume (M Tons)	5,714	5,196	10%
Average Net Sales Price	$5.89	$5.29	11%
Unit Costs	$5.33	$4.38	22%
Operating Margin	$0.56	$0.91	-38%
Operating Earnings	$3,218	$4,735	-32%

Revenues:	Revenues increased in for both concrete and aggregates during fiscal 2006 due to increases in sales prices and volumes due to strong construction activity in both the Austin, Texas and Sacramento, California markets. Aggregate pricing in Austin has increased by 18% during fiscal 2006 from fiscal 2005.

Operating Margins:	Increases in operating margins for concrete are due primarily to increased sales prices in fiscal 2006 as compared to fiscal 2005, partially offset by increased raw materials (cement and aggregates) and delivery costs. Operating margins for aggregates declined for fiscal 2006 as compared to fiscal 2005, primarily due to significantly higher mobile equipment maintenance costs, as well as the timing of other plant maintenance projects.

Outlook:	Concrete pricing in the Austin, Texas market increased during fiscal 2006 as a result of increased construction activity in the region in both the commercial and residential sectors. We expect improved pricing in the Austin, Texas market and continued strong pricing in the northern California market in fiscal 2007.

Aggregates pricing in the Sacramento area is expected to continue to remain strong in the near term due primarily to demand outpacing capacity. Aggregates pricing in the Austin, Texas market is anticipated to increase moderately over the near term due to increased levels of construction activity in the Austin area and a changing mix in the products sold.

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
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Fiscal Years Ended March 31,		For the Fiscal Years Ended March 31
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Gypsum Wallboard	$350,101	$272,924	$81,616	$35,604
Cement	211,343	181,846	57,616	50,450
Paperboard	125,184	112,366	25,406	20,942
Concrete & Aggregates	70,786	63,117	7,742	5,971
Other, net	193	2,242	(721)	2,242

Sub-total	757,607	632,495	$171,659	$115,209

Less: Intersegment Revenues	(58,812)	(53,567)
Less: Joint Venture Revenues	(82,254)	(76,306)

Total	$616,541	$502,622

(1)	Prior to Corporate General and Administrative and interest expense.
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
     Net Income. As a result of the foregoing, pre-tax earnings of $158.1 million were 55% above fiscal 2004 pre-tax earnings of $102.1 million. Fiscal 2005 net earnings of $106.7 million increased 59% from net earnings of $66.9 million in fiscal 2004. Diluted earnings per share in fiscal 2005 of $1.91 were 61% higher than the $1.19 for fiscal 2004.

GYPSUM WALLBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, as reported	$350,101	$272,924	28%
Freight and Delivery Costs billed to customers	(73,140)	(60,977)	20%

Net Revenues	$276,961	$211,947	31%

Sales Volume (MMSF)	2,547	2,437	5%
Average Net Sales Price (1)	$108.74	$86.97	25%
Unit Costs	$76.70	$72.36	6%
Operating Margin	$32.04	$14.61	119%
Operating Earnings	$81,616	$35,604	129%
Freight per MSF	$28.72	$25.02	15%

(1)	Net of freight per MSF.

Revenues:	Price increases throughout the year and record Company wallboard shipments positively impacted revenues for fiscal 2005 as compared to prior year. Pricing strengthened as a result of record demand resulting in the near full capacity utilization of the U.S. wallboard industry. Our sales volume of 2,547 MMSF represented a record for the Company.

Operating Margins:	Operating margins were impacted by increasing transportation costs, natural gas and paper costs. On a per unit basis, freight costs, which are deducted to determine average net sales price, increased 15% compared to fiscal 2004. Operating earnings represented the second highest earnings in Company history.

Outlook:	Strong demand from new housing resulted in record wallboard consumption for calendar 2004. According to the Gypsum Association, calendar 2004 national wallboard consumption of 34.2 billion square feet was up 8% from last year’s same period.

Throughout fiscal 2005 industry utilization rates trended upward in excess of 92% and as a result, pricing firmed up in all of the markets we serve. We implemented a 10% price increase in late April 2005 in all of the markets we serve and another 15% price increase was announced in May 2005 to be implemented in July of 2005. Wallboard pricing, however, has historically softened during the winter season due to lower levels of construction activity.

CEMENT OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$211,343	$181,846	16%
Freight and Delivery Costs billed to customers	(16,499)	(15,608)	6%

Net Revenues	$194,844	$166,238	17%

Sales Volume (M Tons)	2,753	2,518	9%
Average Net Sales Price	$70.77	$66.02	7%
Unit Costs (including imports and purchased cement)	$49.84	$45.98	8%
Operating Margin	$20.93	$20.04	4%
Operating Earnings	$57,616	$50,450	14%

Revenues:	Price increases were implemented during the first and fourth quarters of fiscal 2005 in the majority of our markets resulting in record average sales prices for the Company. Additionally, fiscal 2005 sales volume was a record high due to high levels of construction activity and favorable weather conditions in our markets. The tight supply of cement in these markets resulted in sold out conditions at all of our plants for fiscal 2005.

Operating Margins:	We continue to utilize purchased cement to supplement our production capacities in certain markets that we serve. Purchased cement tons were 402,000 tons in fiscal 2005 versus 219,000 tons in the prior year and impacted current year average cost per ton by $1.87 per ton. Fuel and power costs increased 9% over the prior year period due primarily to increased cost of petroleum coke and coal.

Outlook:	U.S. cement consumption was strong as a result of strong housing activity, a recovering commercial construction market and federal and state infrastructure projects. U.S. cement pricing increased due to strong domestic consumption, increasing world consumption and high international freight costs for imported cement. Total U.S. shipments of 132 million short tons for calendar 2004, were 4% above the same period in calendar 2003. Cement imports for calendar 2004, were 30 million short tons or 17.5% above last year’s imports. The Company has been sold out for the last 19 years and it is estimated that current industry-wide domestic production capacity is 20% short of domestic consumption.

RECYCLED PAPERBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$125,184	$112,366	11%
Freight and Delivery Costs billed to customers	(3,048)	(2,355)	29%

Net Revenues	$122,136	$110,011	11%

Sales Volume (M Tons)	268	264	2%
Average Net Sales Price	$455.73	$416.71	9%
Unit Costs	$360.93	$337.38	7%
Operating Margin	$94.99	$79.33	19%
Operating Earnings	$25,406	$20,942	21%

Revenues:	Paperboard achieved price increases in each of the products it sells, primarily as a result of previously established contract escalators associated with the price of the waste paper. Paperboard sales to our wallboard division were 109 thousand tons at $54.1 million compared to 107 thousand tons at $49.3 million for last year.

Operating Margins:	Cost-of-sales per ton was impacted primarily by higher recovered fiber costs of $20.00 per ton, higher fuel costs of $2.80 per ton, higher chemical costs of $3.50 per ton and higher inbound freight costs of $5.00 per ton, offset positively by the mix of products sold and lower returns and allowances.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency, our paperboard mill is currently producing at 125% of its original design capacity, and we anticipate continued strong demand for our products over the next twelve months. However, announced recycled container board production expansion could place upward price pressure on recovered fiber as supply tightens.

CONCRETE AND AGGREGATES OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2005	2004	Change
	(dollars in thousands)
CONCRETE
Gross Revenues	$42,228	$40,226	5%

Sales Volume (M Yards)	769	762	1%
Average Net Sales Price	$54.92	$52.79	4%
Unit Costs	$51.01	$48.87	4%
Operating Margin	$3.91	$3.92	—
Operating Earnings	$3,007	$2,987	1%

AGGREGATES
Gross Revenues, including intersegment	$28,558	$22,891	25%
Freight and Delivery Costs billed to customers	(1,071)	(558)	92%

Net Revenues	$27,487	$22,333	23%

Sales Volume (M Tons)	5,196	4,228	23%
Average Net Sales Price	$5.29	$5.24	1%
Unit Costs	$4.38	$4.53	(3%)
Operating Margin	$0.91	$0.71	28%
Operating Earnings	$4,735	$2,984	59%

Revenues:	Concrete revenues were impacted primarily by increased average sales prices of $4.74 per cubic yard in the northern California market and $1.94 per cubic yard in the Austin, Texas market versus the prior year, offset by decreased volumes in the northern California market. We recorded record volumes throughout fiscal 2005; driven by the northern California market where demand outpaced supply. Pricing strengthened in northern California and was up 7% as compared to the prior year. Aggregates volumes for the Austin, Texas market increased 39% versus the prior year period due to higher sales of road base. Sales of road base were at lower prices than washed aggregates products and therefore negatively impacted the average Texas sales price of aggregates by 6% versus the prior year.

Operating Margins:	Concrete margins were negatively impacted by increased raw materials (cement and aggregates) and delivery costs. In both of our markets the majority of such costs were passed through to customers via price increases reflected above. Costs were impacted negatively by higher contract mining costs and higher maintenance costs versus last year. Aggregates costs per ton remained essentially flat due to fixed costs being spread over larger sales volumes.

Outlook:	While concrete pricing in the Austin, Texas market increased slightly, pricing was below the national average and well below pricing in the northern California market. We expect this trend to continue for the next twelve months. Additionally, we expect continued stable pricing in the northern California market. We expect that aggregates pricing in the northern California area will continue to strengthen due primarily to demand outpacing capacity. Aggregates pricing in the Austin, Texas market increased moderately in fiscal 2005 due to increased levels of construction activity in the Austin area and a changing mix in the products sold.

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
     Estimation of Reserves and Valuation Allowances. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligation to the Company, the balance in the reserve for doubtful accounts is evaluated, and if determined to be deficient, a specific amount will be added to the reserve. For all other customers, the reserve for doubtful accounts is determined by the length of time the receivables are past due or the status of the customer’s financial condition.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2006	2005
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$188,246	$157,202

Investing Activities:
Acquisition of Illinois Cement 50% Interest	—	(72,000)
Capital Expenditures and Other Investing Activities, net	(72,929)	(20,991)

Net Cash Used in Investing Activities	(72,929)	(92,991)

Financing Activities:
Excess Tax Benefits	1,662	—
Addition to Note Payable	—	6,700
Addition to (Reduction in) Long-term Debt, net	115,200	(4,780)
Retirement of Common Stock	(165,335)	(43,754)
Dividends Paid	(21,312)	(22,203)
Proceeds from Stock Option Exercises	2,013	3,511

Net Cash Used in Financing Activities	(67,772)	(60,526)

Net Increase in Cash	$47,545	$3,685

     The $31.0 million increase in cash flows from operating activities for fiscal 2006 was largely attributable to increased earnings. This increase was offset by the change in working capital, primarily the increase in accounts receivable.
     Working capital at March 31, 2006 was $112.0 million compared to $19.8 million at March 31, 2005. The increase resulted primarily from a reduction of $30.8 million in notes payable and an increase of $43.9 million in cash related to the senior note borrowing during fiscal 2006. The remaining difference was due primarily to the $23.1 million increase in accounts and notes receivable.
     Total debt increased from $84.8 million at March 31, 2005, to $200.0 million at March 31, 2006 due to the Senior Note borrowing. Debt-to-capitalization at March 31, 2006, was 30.1% compared to 14.9% at March 31, 2005.
     Based on our financial condition and results of operations as of and for the year ended March 31, 2006, along with the projected net earnings for fiscal 2007, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2007. The Company was in compliance at March 31, 2006 and during the fiscal year ended March 31, 2006, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
     Cash and cash equivalents totaled $54.8 million at March 31, 2006, compared to $7.2 million at March 31, 2005.
Debt Financing Activities.
               On December 16, 2004, we amended our existing credit facility to increase the facility amount from $250 million to $350 million, modified certain financial and other covenants and extended the maturity date to 2009 (the “Bank Credit Facility”). The Bank Credit Facility expires on December 16, 2009, at which time all outstanding borrowings are due. The borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2006 the Company had $342.1 million of borrowings available under the Bank Credit Facility.
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
     The Company paid all outstanding amounts and terminated its trade receivables securitization facility (the “Receivables Securitization Facility”) in December 2005. The Receivables Securitization Facility had been fully consolidated on the accompanying consolidated balance sheets prior to cancellation.
     Other than the Bank Credit Facility, the Company has no other source of committed external financing in place. In the event the Bank Credit Facility was terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.
     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, which was terminated in December 2005, the Company did not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25 million Letter of Credit Facility. At March 31, 2006, the Company had $7.9 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $6.9 million in performance bonds relating primarily to our mining operations.
Cash used for Share Repurchases and Stock Repurchase Program
     See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on pages 18 and 19.
     On January 26, 2006, we announced that our Board of Directors authorized the repurchase of an additional 2,749,563 shares of common stock, raising our repurchase authorization to approximately 3,000,000 shares, which remain available at March 31, 2006. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.
Dividends.
     Dividends paid in fiscal years 2006 and 2005 were $21.3 million and $22.2 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we will continue to evaluate our dividend payment amount on an ongoing basis. During January 2006 we announced an increase in our annual dividend from $0.40 to $0.70 per share, beginning with the April 2006 dividend payment.
Capital Expenditures.
     The following table compares capital expenditures:

	For the Fiscal Years Ended
	Ended March 31,
	2006	2005
	(dollars in thousands)
Land and Quarries	$2,067	$2,671
Plants	56,376	15,059
Buildings, Machinery and Equipment	14,486	4,643

Total Capital Expenditures	$72,929	$22,373

     Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. We expect to make capital expenditures of approximately $160.0 million during fiscal 2007. The increase in capital spending is due primarily to our beginning construction on the wallboard plant in South Carolina.
Contractual Obligations.
     The Company has certain contractual obligations covering manufacturing, transportation and certain other facilities and equipment. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(dollars in thousands)
Contractual Obligations:
Long-term Debt/Note Payable	$200,000	$—	$—	$—	$200,000
Operating Leases	9,032	2,008	2,549	1,003	3,472
Purchase Obligations	47,339	37,985	9,354	—	—

Total	$256,371	$39,993	$11,903	$1,003	$203,472

     Purchase obligations are non-cancelable agreements to purchase coal and natural gas, to pay royalty amounts and capital expenditure commitments. The Company expects to sign a contract during fiscal 2007 relating to the construction of the wallboard plant in Georgetown, South Carolina.
     Based on our current estimates, we do not anticipate making any additional contributions to our defined benefit plans for fiscal year 2007.

Inflation and Changing Prices
     Inflation has not been a significant factor in the U.S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose approximately 3.4% in calendar 2005, 3.3% in 2004, and 1.9% in 2003. Prices of materials and services, with the exception of power, natural gas, coal, coke, and transportation freight have remained relatively stable over the three-year period. During fiscal 2006, the Consumer Price Index for energy and transportation rose approximately 17.1% and 4.8%, respectively. Strict cost control and improved productivity have minimized the impact of inflation on our operations, as has the ability to recover increasing costs by obtaining higher sales prices. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.
GENERAL OUTLOOK
     See outlook within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 20-30.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Footnote (A) to the Consolidated Financial Statements on page 41.
FORWARD-LOOKING STATEMENTS
     Certain sections of this report including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward looking statements. See Item 1A for a more detailed discussion of specific risks and uncertainties.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2006 there were no outstanding borrowings under the Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Information

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)

	For the Years Ended March 31,
	2006	2005	2004
REVENUES
Gypsum Wallboard	$479,134	$350,101	$272,924
Cement	213,980	125,480	102,250
Paperboard	75,935	71,076	63,110
Concrete and Aggregates	88,374	69,691	62,096
Other, net	2,279	193	2,242

	859,702	616,541	502,622
COSTS AND EXPENSES
Gypsum Wallboard	324,907	268,484	237,320
Cement	162,586	94,785	75,711
Paperboard	55,848	45,671	42,168
Concrete and Aggregates	78,761	61,949	56,125
Other, net	740	914	—
Corporate General and Administrative	16,370	10,280	9,272
Interest Expense, net	6,341	3,290	3,814

	645,553	485,373	424,410

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	26,917	26,921	23,911

EARNINGS BEFORE INCOME TAXES	241,066	158,089	102,123
Income Taxes	80,082	51,402	35,222

NET EARNINGS	$160,984	$106,687	$66,901

EARNINGS PER SHARE
Basic	$3.06	$1.93	$1.20

Diluted	$3.02	$1.91	$1.19

DIVIDENDS PER SHARE	$0.40	$0.40	$2.15

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,
	2006	2005
ASSETS
Current Assets -
Cash and Cash Equivalents	$54,766	$7,221
Accounts and Notes Receivable, net	94,061	70,952
Inventories	67,799	63,482

Total Current Assets	216,626	141,655

Property, Plant and Equipment -	856,227	788,447
Less: Accumulated Depreciation	(298,665)	(264,088)

Property, Plant and Equipment, net	557,562	524,359
Investments in Joint Venture	27,847	28,181
Goodwill and Intangible Assets	67,854	66,960
Other Assets	19,027	18,846

	$888,916	$780,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Note Payable	$—	$30,800
Accounts Payable	51,562	40,687
Accrued Liabilities	53,137	50,382

Total Current Liabilities	104,699	121,869

Long-term Debt	200,000	54,000
Deferred Income Taxes	119,479	118,764

Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,318,797 and 54,675,834 Shares, respectively.	503	547
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(1,404)	(1,842)
Retained Earnings	465,639	486,663

Total Stockholders’ Equity	464,738	485,368

	$888,916	$780,001

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended March 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$160,984	$106,687	$66,901
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	38,599	34,496	33,022
Deferred Income Tax Provision	888	17,942	21,826
Stock Compensation Expense	2,820	1,470	—
Equity in Earnings of Unconsolidated Joint Ventures	(26,916)	(26,921)	(23,911)
Distributions from Joint Ventures	27,250	30,917	26,149
Excess Tax Benefits from Share Based Payment Arrangements	(1,662)	—	—
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(23,109)	(12,483)	(12,028)
Inventories	(4,317)	(6,948)	248
Accounts Payable and Accrued Liabilities	11,711	12,967	1,936
Other Assets	2,119	868	(2,832)
Income Taxes Payable	(121)	(1,793)	1,374

Net Cash Provided by Operating Activities	188,246	157,202	112,685

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(72,929)	(22,373)	(12,427)
Proceeds from Asset Dispositions	—	1,382	740
Purchase of Illinois Cement 50% J.V. Interest	—	(72,000)	—

Net Cash Used in Investing Activities	(72,929)	(92,991)	(11,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess Tax Benefits from Share Based Payment Arrangements	1,662	—	—
Proceeds from Note Payable, net	—	6,700	24,100
Repayment of Note Payable	(30,800)	—	(25,257)
Proceeds from Long-term Debt	200,000	54,000	92,000
Repayment of Long-term Debt	(54,000)	(58,780)	(88,380)
Redemption of Subordinated Debt	—	—	(510)
Dividends Paid to Stockholders	(21,312)	(22,203)	(116,580)
Retirement of Common Stock	(165,335)	(43,754)	(3,137)
Proceeds from Stock Option Exercises	2,013	3,511	13,507

Net Cash Used in Financing Activities	(67,772)	(60,526)	(104,257)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,545	3,685	(3,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,221	3,536	6,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,766	$7,221	$3,536

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	For the Years Ended March 31,
	2006	2005	2004
Common Stock -
Balance at Beginning of Period	$547	$564	$552
Retirement of Common Stock	(46)	(21)	—
Stock Option Exercises	2	4	12

Balance at End of Period	503	547	564

Capital In Excess of Par Value -
Balance at Beginning of Period	—	27,847	13,864
Retirement of Common Stock	(7,361)	(33,606)	(3,137)
Share Based Activity	5,348	—	—
Stock Option Exercises	2,013	5,759	17,120

Balance at End of Period	—	—	27,847

Retained Earnings -
Balance at Beginning of Period	487,220	413,079	467,481
Retirement of Common Stock	(157,928)	(10,506)	—
Dividends to Stockholders	(24,637)	(22,040)	(121,303)
Net Earnings	160,984	106,687	66,901

Balance at End of Period	465,639	487,220	413,079

Unamortized Restricted Stock -
Balance at Beginning of Period	(557)	(591)	—
Transfer to Capital in Excess of Par Value	548	—	—
Issuance of Restricted Stock	—	—	(709)
Amortization	9	34	118

Balance at End of Period	—	(557)	(591)

Accumulated Other Comprehensive Losses -
Balance at Beginning of Period	(1,842)	(1,877)	(2,282)
Unrealized Gain on Hedging Instruments, net of tax	—	—	579
Minimum Pension Liability, net of tax	438	35	(174)

Balance at End of Period	(1,404)	(1,842)	(1,877)

Total Stockholders’ Equity	$464,738	$485,368	$439,022

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(A) Significant Accounting Policies
Basis of Presentation –
     The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (“EXP” or the “Company”), which may be referred to as “our”, “we” or “us”. All intercompany balances and transactions have been eliminated. EXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through EXP’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company L.P., which is located in Buda, Texas (the “Joint Venture”). Investments in Joint Ventures and affiliated companies owned 50% or less are accounted for using the equity method of accounting. The Equity in Earnings of Unconsolidated Joint Ventures has been included for the same period as the Company’s March 31 year end. As discussed further in Note (I) the Company completed the purchase of the other 50% of Illinois Cement Company on January 10, 2005 and amounts reflected herein include the operational results of Illinois Cement Company from that date forward.
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
Accounts and Notes Receivable –
     Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $3.3 million and $3.6 million at March 31, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables. The Company has no significant credit risk concentration among its diversified customer base.
     Notes receivable at March 31, 2006 are collectible primarily over three years. The weighted-average interest rate at March 31, 2006 and 2005 was 4.5% and 7.8%, respectively.

Inventories –
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2006	2005
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$15,494	$16,073
Gypsum Wallboard	6,621	8,668
Finished Cement	10,978	5,680
Aggregates	3,536	3,651
Paperboard	5,579	5,401
Repair Parts and Supplies	23,962	22,414
Fuel and Coal	1,629	1,595

	$67,799	$63,482

Property, Plant and Equipment –
     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense was $37.3 million, $33.7 million and $31.5 million for the years ended March 31, 2006, 2005 and 2004, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 20 years
     The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At March 31, 2006 and 2005, management believes no events or circumstances indicate that the carrying value may not be recoverable.
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

Goodwill and Intangible Assets –
     Goodwill. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

	March 31, 2006
	Amortization		Accumulated
	Period	Cost	Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(463)	$837
Permits	40 years	22,000	(630)	21,370
Goodwill	—	45,647	—	45,647

Total intangible assets and goodwill		$68,947	$(1,093)	$67,854

	March 31, 2005
	Amortization		Accumulated
	Period	Cost	Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(376)	$924
Permits	40 years	22,000	(80)	21,920
Goodwill	—	44,116	—	44,116

Total intangible assets and goodwill		$67,416	$(456)	$66,960

     Amortization expense of intangibles for the years ended March 31, 2006, 2005 and 2004 was $637,000, $167,000 and $87,000, respectively.
Other Assets –
     Other assets are primarily composed of prepaid assets, loan fees and financing costs, other deferred expenses, and deposits.
Income Taxes –
     The Company provides for deferred taxes on the differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates. Additionally, as applicable we recognize future tax benefits such as operating loss carry forwards, to the extent that realization of such benefits is more likely than not.
Stock Repurchases –
     The Company’s Board of Directors has approved a cumulative total of 26,453,805 shares for repurchase. There are approximately 3,000,000 shares remaining under the Company’s current repurchase authorization at March 31, 2006. The Company repurchased and retired 4,547,163, 1,986,600 and 175,500 shares of Common Stock at a cost of $165.3 million, $43.8 million and $3.1 million during the years ended March 31, 2006, 2005 and 2004, respectively.
Revenue Recognition –
     Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.
     The Company classifies its freight revenue as sales and freight costs as cost of goods sold, respectively. Approximately $112.0 million, $85.9 million and $72.3 million were classified as cost of goods sold in the years ended March 31, 2006, 2005 and 2004, respectively.
Comprehensive Income/Losses –
     A summary of comprehensive income for the fiscal years ended March 31, 2006, 2005 and 2004 is presented below:

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Net Earnings	$160,984	$106,687	$66,901
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain on Hedging Instruments	—	—	579
Minimum Pension Liability Adjustments	438	35	(174)

Comprehensive Income	$161,422	$106,722	$67,306

     The unrealized gain on hedging instruments represents the deferral in other comprehensive earnings of the unrealized loss on swap agreements designated as cash flow hedges. During fiscal 2004, the Company had an interest rate swap agreement with a bank for a total notional amount of $55.0 million. This interest rate swap agreement expired on August 28, 2003 resulting in the reversal of the comprehensive loss recorded at March 31, 2003, and such amounts were reclassified to earnings. The accounting for interest rate swaps and other derivative financial instruments is discussed in Note (P). The unrealized gains and losses, net of tax, are excluded from earnings and reported in a separate component of stockholders’ equity as “Accumulated Other Comprehensive Losses.”
     As of March 31, 2006, the Company has an accumulated other comprehensive loss of $1.4 million net of income taxes of $0.8 million, in connection with recognizing a minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans discussed in Note (N).
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

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Operating Units Selling G&A	$37,698	$30,414	$23,383
Corporate G&A	16,370	10,280	9,272

	$54,068	$40,694	$32,655

     Corporate G&A includes stock compensation expense. See Note (K) for more information.
     Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred $58.5 million, $40.9 million and $38.9 million in the years ended March 31, 2006, 2005 and 2004, respectively.
     Other net revenues include lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.
Statements of Consolidated Cash Flows – Supplemental Disclosures –
     Interest payments made during the years ended March 31, 2006, 2005 and 2004 were $4.0 million, $2.4 million and $2.7 million, respectively.
     The Company made net payments of $76.7 million, $32.4 million and $10.3 million for federal and state income taxes in the years ended March 31, 2006, 2005 and 2004, respectively.
Earnings Per Share –

	For the Years Ended March 31,
	2006	2005	2004
Weighted-Average Shares of Common Stock Outstanding	52,599,080	55,241,025	55,753,197
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,816,865	1,755,357	2,088,306
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(1,142,793)	(1,127,793)	(1,633,308)
Restricted Shares	57,152	14,685	909

Weighted-Average Common and Common Equivalent Shares Outstanding	53,330,304	55,883,274	56,209,104

(1)	Includes unearned compensation related to outstanding stock options.
     There were 65,000 shares of stock at an average price of $42.85 that were excluded from the computation of diluted earnings per share for the year ended March 31, 2004. There were no anti-dilutive options for the years ended March 31, 2006 and 2005.
Accounting For Stock-Based Compensation –
     Share Based Payments. Effective April 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of April 1, 2005, is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS 123 “Accounting for Stock-Based Compensation.” Prior periods were not restated to reflect the impact of adopting the new standard.

     Prior to the adoption of SFAS 123R the Company accounted for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS 123.
     In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company discloses compensation cost based on the estimated fair value at the date of grant. For disclosure purposes employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2005 and 2004, respectively, are as follows: dividend yield of 1.2% and 0.50%; expected volatility of 26.5% and 31.7%; risk-free interest rates of 5.5% and 3.2%; and expected lives of 10 years for 2005 and 2004 grants.
     If the Company had recognized compensation expense for the stock options plans based on the fair value at the grant dates for awards, pro forma net earnings would be as follows:

	For the Years Ended March 31,
	2005	2004
	(dollars in thousands)
Net Earnings -
As reported	$106,687	$66,901
Add stock-based employee compensation included in the determination of net income as reported, net of tax	1,091	77
Deduct fair value of stock-based employee compensation, net of tax	(3,334)	(402)

Pro forma	$104,444	$66,576

Basic Earnings Per Share -
As reported	$1.93	$1.20
Pro forma	$1.89	$1.19
Diluted Earnings Per Share -
As reported	$1.91	$1.19
Pro forma	$1.87	$1.18
     Prior to adopting SFAS 123(R), all tax benefits of deductions resulting from the exercise of nonqualified stock options were presented as operating cash flows (reflected in income taxes payable). SFAS 123(R) requires the cash flows resulting from excess tax benefits be classified as cash flows provided by financing activities. As a result of adopting FAS 123(R), excess tax benefits have been classified as cash flows provided by financing activities.
New Accounting Standards –
     Inventory Costs. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or fiscal 2007 for the Company. The Company has evaluated the impact associated with the adoption of SFAS No. 151 and believes that the adoption will not have a material impact on our financial position and results of operations.

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
     EITF 04-6. During March 2005 the Emerging Issues Task Force reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period such costs are incurred. The consensus is effective for the Company beginning April 1, 2006, and application of the Issue is not expected to have a material impact on our financial position and results of operations.
Reclassifications -
     Certain prior year balances have been reclassified to be consistent with the fiscal 2006 presentation.
(B) Stock Reclassification
     On April 11, 2006, the shareholders of the Company voted to eliminate our dual class capital structure by exchanging each share of our outstanding Common Stock and Class B Common Stock into a new class of common stock. Accordingly, all stock information has been retroactively restated as if the combination had taken place as of the earliest period presented.
(C) Stock Split
     On January 24, 2006, the Board of Directors declared a 3-for-1 stock split in the form of a 200% stock dividend on the Company’s Common Stock and its Class B Common Stock. The stock dividend was distributed on February 24, 2006 to stockholders of record on February 10, 2006. All share and per share information, including dividends, for the years ended March 31, 2006, 2005 and 2004 has been retroactively adjusted for this split.
(D) Spin-Off by Centex Corporation
     In January 2004, the Company and Centex Corporation (“Centex”) completed a series of transactions that resulted in the spin-off by Centex of its entire equity interest in the Company (the “Spin-off”). As a result of the Spin-off, the Company is no longer affiliated with Centex.
     On January 29, 2004, in connection with the Spin-off, the Company paid a special one-time cash dividend of $2.00 per share ($112.9 million total) to the holders of record of its common stock (including Centex) as of January 13, 2004. The Company used borrowings under its credit facility and cash on hand to fund the special dividend, and, consequently, immediately after payment of the dividend, the Company’s debt was $92.0 million.

(E) Property, Plant and Equipment
     Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2006	2005
	(dollars in thousands)
Land and Quarries	$56,327	$53,941
Plants	734,853	710,394
Buildings, Machinery and Equipment	31,813	24,112
Construction in Progress	33,234	—

	856,227	788,447
Accumulated Depreciation	(298,665)	(264,088)

	$557,562	$524,359

     Construction in progress relates primarily to our expansion of the Illinois Cement Company facility. The expansion is expected to be completed during November 2006, and require additional capital expenditures of approximately $25.8 million.
(F) Indebtedness
     Notes Payable and Long-term Debt is set forth below:

	March 31,
	2006	2005
	(dollars in thousands)
Senior Notes	$200,000	$—

Bank Debt, Due December 2009, Unsecured	—	54,000
Less Current Maturities	—	—

Total Long-term Debt	$200,000	$54,000

Receivables Securitization Facility	—	30,800

Total Notes Payable	$—	$30,800

     The weighted-average interest rate of Senior Notes during fiscal 2006, and at March 31, 2006 was 5.4%.
     The weighted-average interest rate of bank debt borrowings during fiscal 2006, 2005 and 2004 was 4.2%, 2.9% and 2.3%, respectively. The interest rate on the bank debt was 0% at March 31, 2006 and 3.8% at March 31, 2005.
     The weighted-average interest rate of the note payable borrowings during fiscal 2006, 2005 and 2004 was 3.9%, 2.2% and 1.4%, respectively. The interest rate on note payable debt was 0% and 1.5% at March 31, 2006 and 2005, respectively. The amount of accounts receivable pledged under the receivables securitization program at March 31, 2005 was $62.4 million.

     Maturities of long-term debt during the next five fiscal years are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	$200,000

Total	$200,000

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
     Our obligations under the Note Purchase Agreement and the Senior Notes are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreement contains customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. The Company was in compliance with all financial ratios and tests at March 31, 2006 and throughout the fiscal year.
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Note Purchase Agreement) on the Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Note Purchase Agreement. We are permitted, at our option, to prepay from time to time at least 10% of the original aggregate principal amount of the Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Senior Notes being prepaid.
Bank Debt -
     On December 16, 2004, the Company amended its existing credit facility to increase the facility amount from $250 million to $350 million, modified certain financial and other covenants and extended the maturity date to 2009 (the “Bank Credit Facility”). The Bank Credit Facility expires on December 16, 2009, at which time all borrowings outstanding are due. The borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 87.5 to 162.5 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. The Company was in compliance with all financial ratios and tests at March 31, 2006 and throughout the fiscal year. At March 31, 2006 the Company had $342.1 million of borrowings available under the Bank Credit Facility.
     The Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2006, the Company had $7.9 million of letters of credit outstanding.
     Prior to December 15, 2004, the Company maintained a $250 million credit agreement (the “Prior Credit Facility”) with a scheduled maturity of December 18, 2006. The borrowings under the Prior Credit Facility were guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Prior Credit Facility bore interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 125 to 200 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Prior Credit Facility, the Company was required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth.
Receivables Securitization Facility
     On February 20, 2004, the Company entered into a $50 million trade receivable securitization facility (the “Receivables Securitization Facility”), which was funded through the issuance of commercial paper and backed by a 364-day committed bank liquidity arrangement. The Receivables Securitization Facility had a termination date of February 20, 2007, subject to a 364-day bank commitment. The Receivables Securitization Facility was fully consolidated on the balance sheet. Subsidiary company receivables were sold on a revolving basis first to the Company and then to a wholly owned special purpose bankruptcy remote entity of the Company. This entity pledged the receivables as security for advances under the facility. The purpose of the Receivables Securitization Facility was to obtain financing at a lower interest rate by pledging accounts receivable. The Company terminated the Receivables Securitization Facility on December 9, 2005.

(G) Income Taxes
     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Current Provision -
Federal	$73,341	$31,178	$12,549
State	5,853	2,282	847

	79,194	33,460	13,396
Deferred Provision -
Federal	630	19,359	20,325
State	258	(1,417)	1,501

	888	17,942	21,826

Provision for Income Taxes	$80,082	$51,402	$35,222

     The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Earnings Before Income Taxes	$241,066	$158,089	$102,123

Income Taxes at Statutory Rate	$84,373	$55,331	$35,743
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	3,972	(232)	1,526
Statutory Depletion in Excess of Cost	(4,544)	(3,955)	(3,148)
Domestic Production Activities Deduction	(2,281)	—	—
Other	(1,438)	258	1,101

Provision for Income Taxes	$80,082	$51,402	$35,222

Effective Tax Rate	33%	33%	34%
     The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$3,458	$8,885	$10,134
Net Operating Loss Carryover	—	—	12,115
Bad Debts	90	7,394	810
Uniform Capitalization	(80)	187	19
Accrual Changes	(666)	601	(1,566)
Other	(1,914)	875	314

	$888	$17,942	$21,826

     Components of deferred income taxes are as follows:

	March 31,
	2006	2005
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$133,624	$129,661
Other	3,923	6,441

	137,547	136,102

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	(15,340)	(14,594)
Bad Debts	(2,119)	(2,210)
Uniform Capitalization	(609)	(534)

	(18,068)	(17,338)

Net Deferred Income Tax Liability	$119,479	$118,764

     In fiscal 2004, the Company fully utilized its regular and alternative minimum tax carryovers from fiscal 2002. In fiscal 2005, the Company offset all of its $4.7 million alternative minimum tax credit carryover against its regular tax liability.
(H) Business Segments
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
     As further discussed below, we operate five gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, ten cement distribution terminals, four gypsum wallboard plants, a recycled paperboard mill, eight readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.
     During the periods covered by this report up to January 10, 2005, we conducted two out of four of our cement plant operations through joint ventures, Texas Lehigh Cement Company L.P., which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. On January 11, 2005 we completed the purchase of the remaining 50% interest in Illinois Cement Company and, accordingly, the results of Illinois Cement Company have been consolidated into our results from January 11, 2005 through March 31, 2005, and all of fiscal 2006. See Note (I) “Purchase of Illinois Cement Joint Venture” for further discussion.

     The Company accounts for inter-segment sales at market prices. The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$479,134	$350,101	$272,924
Cement	285,289	211,343	181,846
Paperboard	133,482	125,184	112,366
Concrete and Aggregates	89,778	70,786	63,117
Other, net	2,279	193	2,242

	989,962	757,607	632,495
Less: Intersegment Revenues	(65,096)	(58,812)	(53,567)
Less: Joint Venture Revenues	(65,164)	(82,254)	(76,306)

	$859,702	$616,541	$502,622

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Intersegment Revenues -
Cement	$6,146	$3,609	$3,290
Paperboard	57,546	54,108	49,256
Concrete and Aggregates	1,404	1,095	1,021

	$65,096	$58,812	$53,567

Cement Sales Volumes (M tons) -
Wholly Owned	2,381	1,566	1,340
Joint Ventures	819	1,187	1,178

	3,200	2,753	2,518

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Operating Earnings (Loss) -
Gypsum Wallboard	$154,227	$81,616	$35,604
Cement	78,311	57,616	50,450
Paperboard	20,087	25,406	20,942
Concrete and Aggregates	9,613	7,742	5,971
Other, net	1,539	(721)	2,242

Sub-Total	263,777	171,659	115,209

Corporate General and Administrative	(16,370)	(10,280)	(9,272)

Earnings Before Interest and Income Taxes	247,407	161,379	105,937
Interest Expense, net	(6,341)	(3,290)	(3,814)

Earnings Before Income Taxes	$241,066	$158,089	$102,123

Cement Operating Earnings -
Wholly Owned	$51,394	$30,694	$26,539
Joint Ventures	26,917	26,922	23,911

	$78,311	$57,616	$50,450

Identifiable Assets (1) -
Gypsum Wallboard	$335,985	$331,367	$327,137
Cement	257,976	212,022	133,165
Paperboard	179,776	181,854	184,447
Concrete and Aggregates	46,799	37,135	33,603
Corporate and Other	68,380	17,623	14,623
	$888,916	$780,001	$692,975

Capital Expenditures (1) -
Gypsum Wallboard	$3,271	$5,791	$8,208
Cement	48,175	8,509	1,834
Paperboard	4,936	4,502	1,263
Concrete and Aggregates	11,110	3,467	1,035
Other, net	5,437	104	87

	$72,929	$22,373	$12,427

Depreciation, Depletion and Amortization(1)
Gypsum Wallboard	$16,755	$16,923	$15,571
Cement	9,955	6,064	5,039
Paperboard	8,075	8,026	7,808
Concrete and Aggregates	2,986	2,810	2,982
Other, net	828	673	1,622

	$38,599	$34,496	$33,022

(1)	Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture(s), represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. The Company accounts for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The segment breakdown of goodwill at March 31, 2006 and 2005 is as follows:

	For the Years Ended March 31,
	2006	2005
	(dollars in thousands)
Cement	$5,359	$3,826
Gypsum Wallboard	37,842	37,844
Paperboard	2,446	2,446

	$45,647	$44,116

     Combined summarized financial information for the Joint Venture that is not consolidated is set out below (this combined summarized financial information includes the total combined amounts for the Joint Venture and not the Company’s 50% interest in those amounts). As discussed previously, amounts reflected for fiscal 2004 and through January 10, 2005 included the results of Illinois Cement; however as of January 11, 2005 Illinois Cement became a wholly-owned subsidiary of the Company.

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Revenues	$138,331	$170,223	$158,002
Gross Margin	$57,637	$59,750	$54,439
Earnings Before Income Taxes	$53,833	$53,844	$47,823

	March 31,
	2006	2005
	(dollars in thousands)
Current Assets	$36,056	$33,979
Non-Current Assets	$29,104	$32,022
Current Liabilities	$10,503	$10,293
(I) Purchase of Illinois Cement Joint Venture
     On January 11, 2005 we completed the purchase of the other 50% interest in Illinois Cement Company Joint Venture for approximately $72 million in cash. An additional $3 million cash payment is due upon commencement prior to January 11, 2010 of commercial production of an expanded Illinois Cement. We anticipate that the expansion of the Illinois Cement Company plant, and related startup will occur during fiscal 2007. Upon payment, the additional $3 million will be recorded as an adjustment to the purchase price through goodwill.

     The allocation of the purchase price to the fair values of assets acquired and liabilities assumed is summarized below (in thousands).

Accounts Receivable, Inventories, and Other Current Assets	$6,493
Furniture, Fixtures, and Equipment	42,138
Intangible Assets — permits	22,000
Goodwill (tax deductible)	5,359
Accounts Payable and Accrued Liabilities	(3,990)

$72,000

(J) Commitments and Contingencies
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
     The Company’s tax returns are subject to periodic examination by the Internal Revenue Service (“IRS”) and State Taxing Authorities. At March 31, 2006, the IRS was in the process of conducting an audit of the Company’s tax returns. We expect the IRS to complete its audit during fiscal 2007.
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2006, the Company had contingent liabilities under these outstanding letters of credit of approximately $7.9 million.
     The following table compares insurance accruals and payments for the Company’s operations:

	For the Years Ended March 31,
	2006	2005
	(dollars in thousands)
Accrual Balances at Beginning Period	$4,905	$3,883
Insurance Expense Accrued	4,603	3,655
Payments	(4,052)	(3,567)
Acquired from Illinois Cement	—	934

Accrual Balance at End of Period	$5,456	$4,905

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
     In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, construction contractor and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company currently has no outstanding guarantees of third party debt.
     The Company’s paperboard operation, Republic Paperboard Company LLC (“Republic”), is a party to a long-term paper supply agreement with St. Gobain pursuant to which Republic is obligated to sell to St. Gobain 95% of the gypsum-grade recycled paperboard requirements for three of St. Gobain’s wallboard plants. This amounts to approximately 35% to 40% of Republic’s output of gypsum-grade recycled paperboard.
     The Company has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2006, 2005, and 2004 totaled $2.4 million, $2.9 million and $2.8 million, respectively. Minimum annual rental commitments as of March 31, 2006, under noncancellable leases are set forth as follows (in thousands):

Fiscal Year	Total
2007	$2,008
2008	$1,617
2009	$466
2010	$466
2011	$431
Thereafter	$4,044
(K) Stock Option Plans
     The Company accounts for its stock option plans under FAS 123(R) and the associated interpretations. Pro-forma footnote disclosure in accordance with SFAS 148 is presented in Note (A) “Summary of Significant Accounting Policies.”
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
Long-Term Compensation Plans —
     Options. During the first quarter of fiscal 2006, the Company granted a target number of stock options to certain individuals that would be earned, in whole or in part, by meeting certain performance conditions related to both financial and operational performance. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2006 are as follows: dividend yield of 1.2%, expected volatility of 23%, risk free interest rate of 4.1% and expected life of 7 years. At the end of fiscal 2006, one third of the options earned became immediately vested, with the remaining options vesting ratably on March 31, 2007 and 2008. The Company is expensing the fair value of the options granted over a three year period, as adjusted for forfeitures. For the year ended March 31, 2006, we expensed approximately $1.9 million. At March 31, 2006 there was approximately $5.4 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.9 years.
     Options granted in fiscal 2005 are earned based on the achievement of certain performance conditions, with one third exercisable when earned and the rest becoming exercisable ratably over a two year period subsequent to vesting. Prior to the adoption of FAS 123(R) on April 1, 2005, these awards were determined to be variable awards and related expense was being recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end. For the year ended March 31, 2005, we expensed approximately $406,000. No such costs were incurred in the previous corresponding periods.
     The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Options at Beginning of Year	1,755,357	$12.57	1,885,380	$10.43	2,818,734	$10.75
Granted	346,191	$30.84	279,600	$23.01	391,500	$13.30
Exercised	(175,156)	$11.49	(409,623)	$9.82	(1,297,320)	$10.35
Cancelled	(109,527)	$19.76	—	—	(208,746)	$11.59
Modification(1)	—	—	—	—	181,212	—

Outstanding Options at End of Year	1,816,865	$15.74	1,755,357	$12.57	1,885,380	$10.43

Options Exercisable at End of Year	1,225,955		1,402,713		997,986

Weighted-Average Fair Value of Options Granted during the Year		$8.88		$7.41		$5.59

(1)	In connection with the Spin-off, in order to ensure that the economic value of outstanding stock options was preserved, but not increased, a modification was made to the number of shares and their exercise price so that the award’s intrinsic value immediately after the modification was not greater than its intrinsic value immediately before and the ratio of exercise price per share to market value per share was not reduced.

     The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$6.80 - $8.15	343,242	4.6 years	$7.35	308,016	$7.26

$9.57 - $10.54	219,765	3.6 years	$10.29	205,035	$10.33

$11.04 - $18.88	695,837	5.8 years	$12.08	504,899	$12.01

$21.52 - $29.59	474,030	8.7 years	$26.01	160,314	$22.96

$34.67 - $39.54	83,991	9.4 years	$36.60	47,691	$35.00

	1,816,865	6.2 years	$15.74	1,225,955	$12.86

     As of March 31, 2006 the aggregate intrinsic value of stock options outstanding was approximately $87.1 million. The aggregate intrinsic value of exercisable stock options at that date was approximately $62.4 million.
     During the year ended March 31, 2006, the total intrinsic value of options exercised was approximately $4.9 million.
     Restricted Stock Units. Below is a summary of restricted stock units awarded by the Company:

	Awarded	Earned	Vested	Unearned
2004	45,000	45,000	—	—
2005	51,951	51,951	34,634	—
2006	70,895	55,046	18,349	15,849
     During fiscal 2005 and 2006, the Company granted a target level of restricted stock units to employees during the first quarter of the fiscal year. The ultimate number of restricted stock units earned from the grant was based on the achievement of certain criteria during the fiscal year, similar to the stock option grants described above. Unearned shares are treated as forfeitures. The value of the shares granted is being amortized over five and three year periods, respectively. Expense related to restricted stock units was $910,000, $969,000 and $101,000 in fiscal years 2006, 2005 and 2004, respectively. At March 31, 2006 there was approximately $2.7 million of unrecognized compensation cost from restricted stock units that will be recognized over a weighted-average period of 2.5 years.
     Shares available for future stock option and restricted stock unit grants were 1,375,476 at March 31, 2006. During fiscal 2004, the Company issued 45,000 shares of restricted stock pursuant to the Plan. The restricted shares have a seven year vesting period and the value of the shares is being amortized over the term of the grant.
(L) Fair Value of Financial Instruments
     The fair value of the Company’s long-term debt has been estimated based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the Company’s Senior Notes at March 31, 2006 is as follows:

Fair Value
Tranche A	$39,197
Tranche B	77,717
Tranche C	77,268

$194,182

     All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities.
(M) Agreements with Centex Corporation
     On January 30, 2004, the Spin-off of all of the Company shares owned by Centex was completed. At the time of the Spin-off, the Company entered into the following agreements with Centex:
     Administrative Services: In connection with the January 2004 Spin-off from Centex, the Company entered into an amended and restated administrative services agreement with Centex Service Company (“CSC”) that amended and restated a similar agreement with Centex entered into in 1994. The Company paid CSC a fee of $16,750 per month for such services and reimbursed CSC for its out-of-pocket expenses incurred in connection with the performance of such services. The administrative services agreement expired on December 31, 2005.
     Intellectual Property: Under the terms of the intellectual property agreement, Centex granted to the Company an exclusive, perpetual and royalty-free license to use all trademarks held by Centex which relate primarily or exclusively to the Company’s business.
     Tax Matters: In connection with the Spin-off from Centex, the Company has agreed to certain undertakings, including that, for a period of two years after the date of the distribution of Common Stock by Centex, it will maintain its status as a company engaged in the active conduct of a trade or business, and will take no action to facilitate certain acquisitions of the Company’s stock. In addition, under Section 335(e) of the Internal Revenue Code, the distribution will be taxable to Centex if the distribution is part of a plan or series of related transactions pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest, based on either vote or value, in Centex or the Company. Acquisitions that occur during the period beginning two years before the distribution and ending two years after the distribution are subject to a rebuttable presumption that they are part of such a plan. If Centex becomes subject to tax under Section 355(e), its tax liability will be based upon the difference between the fair market value of the shares of Common Stock at the time of the distribution and its adjusted basis in such stock at that time and this tax liability will be a significant amount.
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

(N) Pension and Profit Sharing Plans
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
     As of January 10, 2005, the Company completed the acquisition of the other 50% of Illinois Cement Company Joint Venture further discussed in Note (I). In conjunction with the preliminary purchase price allocation the Company recorded an approximate $791,000 liability associated with the difference between the Illinois Cement Company’s plan’s projected benefit obligation and the fair value of plan assets at the date of acquisition.
     The following table provides a reconciliation of the obligations and fair values of plan assets for all of the Company’s defined benefit plans over the two-year period ended March 31, 2006 and a statement of the funded status as of March 31, 2006 and 2005:

	For the Years Ended March 31,
	2006	2005
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$13,411	$7,936
Service Cost — Benefits Earned During the Period	497	366
Acquisition of Illinois Cement Joint Venture	—	4,791
Interest Cost on Projected Benefit Obligation	767	512
Plan Amendments	—	166
Actuarial Gain	(358)	(72)
Benefits Paid	(386)	(288)

Benefit Obligation at March 31,	13,931	13,411
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	10,455	5,449
Actual Return on Plan Assets	1,190	189
Acquisition of Illinois Cement Joint Venture	—	4,000
Employer Contributions	987	1,105
Benefits Paid	(386)	(288)

Fair Value of Plans at March 31,	12,246	10,455
Funded Status -
Funded Status at March 31,	(1,685)	(2,956)
Unrecognized Loss from Past Experience Different than that Assumed and Effects of Changes in Assumptions	2,116	3,063
Unrecognized Prior-Service Cost	629	769

Net Amount Recognized	$1,060	$876

	For the Years Ended March 31,
	2006	2005
	(dollars in thousands)
Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(2,646)	$(3,593)
Prepaid Benefit Cost	1,060	876
Intangible Asset	486	760
Accumulated Other Comprehensive Income	2,160	2,833

Net Amount Recognized	$1,060	$876

     The accumulated benefit obligation for the defined benefit pension plan was $13.7 million and $13.2 million at March 31, 2006 and 2005, respectively.
     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2006	2005
	(dollars in thousands)
Projected Benefit Obligation	$13,931	$13,411
Accumulated Benefit Obligation	$13,667	$13,172
Fair Value of Plan Assets	$12,246	$10,455
     Net periodic pension cost for the fiscal years ended March 31, 2006, 2005 and 2004, included the following components:

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Service Cost — Benefits Earned During the Period	$497	$366	$300
Interest Cost of Projected Benefit Obligation	767	512	420
Expected Return on Plan Assets	(842)	(529)	(286)
Recognized Net Actuarial Loss	241	239	125
Amortization of Prior-Service Cost	139	120	296

Net Periodic Pension Cost	$802	$708	$855

     The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations;

	March 31,
	2006	2005	2004
Net Periodic Benefit Costs -
Discount Rate	5.8%	5.8%	5.8%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	3.5%	3.5%	3.5%

	March 31,
	2006	2005
Benefit Obligations -
Discount Rate	6.0%	5.8%
Rate of Compensation Increase	3.5%	3.5%
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
     The pension plans’ weighted-average asset allocation at March 31, 2006 and 2005 and the range of target allocation are as follows:

	Range of	Percentage of Plan
	Target	Assets at March 31,
	Allocation	2006	2005
Asset Category -
Equity Securities	40 – 60%	70%	70%
Debt Securities	35 – 60%	30%	30%
Other	0 – 5%	—	—

Total		100%	100%

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
     The Company does not expect to contribute to its defined benefit plans during fiscal 2007.
     The Company had at March 31, 2006, a minimum pension liability of $2.2 million related to the accumulated benefit obligation in excess of the fair value of the plan assets.
     The Company also provides a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the

Company’s contributions over a seven-year period. Costs relating to the employer discretionary contributions for the Company’s defined contribution plan totaled $2.6 million, $2.4 million and $2.2 million in fiscal years 2006, 2005 and 2004, respectively.
     Employees who became employed by the Company as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, the Company made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2006, 2005 and 2004.
(O) Net Interest Expense
     The following components are included in interest expense, net:

	For the Years Ended March 31,
	2006	2005	2004
	(dollars in thousands)
Interest Income	$(898)	$(36)	$(13)
Interest Expense	7,747	2,852	2,517
Interest Capitalized	(1,051)	—	—
Other Expenses	543	474	1,310

Interest Expense, net	$6,341	$3,290	$3,814

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense primarily include interest associated with the Prior Credit Facility, the Bank Credit Facility, the Receivables Securitization Facility, the Senior Notes and commitment fees based on the unused portion of the Prior Credit Facility and Bank Credit Facility. Other expenses include amortization of debt issue costs and costs associated with the Prior Credit Facility, the Bank Credit Facility, the Senior Notes and the Receivables Securitization Facility.
(P) Hedging Activities
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

(Q) Stockholders’ Equity
     On January 8, 2004, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the authorized number of shares of capital stock that the Company may issue from 50,000,000 shares of common stock and 2,000,000 shares of preferred stock to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The amendment to the Certificate of Incorporation became effective on January 30, 2004. The Company’s Board of Directors designated 40,000 shares of preferred stock for use in connection with the Rights Plan discussed below. As discussed in Note B, the Company combined each share of its Common Stock (the “Common Stock”).
     Effective February 2, 2004, the Company entered into a Rights Agreement as amended and restated on April 11, 2006 (as amended and restated, “Rights Agreement”) that was approved by stockholders at the Special Meeting of Stockholders held on January 8, 2004. In connection with the Rights Agreement, the Board authorized and declared a dividend of one right per share of Common Stock. The Rights entitle the Company’s stockholders to purchase Common Stock (the “Rights”) in the event certain efforts are made to acquire control of the Company. There are no separate certificates or market for the Rights.
     The Rights are represented by and trade with the Company’s Common Stock. The Rights will separate from the Common Stock upon the earlier of: (1) a public announcement that a person has acquired beneficial ownership of shares of Common Stock representing in the aggregate 15% or more of the total number of votes entitled to be cast generally by the holders of Common Stock then outstanding, or (2) the commencement of a tender or exchange offer that would result in a person beneficially owning shares of Common Stock representing in the aggregate 15% or more of the total number of votes entitled to be cast generally by the holders of Common Stock then outstanding. Should either of these conditions be met and the Rights become exercisable, each Right will entitle the holder to buy 1/1,000th of a share of the Company’s Preferred Stock at an exercise price of $140.00. Each 1/1,000th of a share of the Preferred Stock will essentially be the economic equivalent of three shares of Common Stock.
     Under certain circumstances, the Rights entitle the holders to buy the Company’s stock or shares of the acquirer’s stock at a 50% discount. The Rights may be redeemed by the Company for $0.001 per Right at any time prior to the first public announcement of the acquisition of beneficial ownership of shares of Common Stock representing 15% or more of the total number of votes entitled to be cast generally by the holders of Common Stock then outstanding. If not redeemed, the Rights will expire on January 7, 2014.

(R) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2006	2005
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$204,798	$150,291
Earnings Before Income Taxes	50,182	35,434
Net Earnings	34,908	23,213
Diluted Earnings Per Share	0.64	0.41
Second Quarter -
Revenues	221,784	163,112
Earnings Before Income Taxes	65,729	45,977
Net Earnings	43,322	30,119
Diluted Earnings Per Share	0.80	0.54
Third Quarter -
Revenues	211,515	149,802
Earnings Before Income Taxes	58,866	37,935
Net Earnings	38,987	25,867
Diluted Earnings Per Share	0.73	0.47
Fourth Quarter -
Revenues	221,605	153,336
Earnings Before Income Taxes	66,289	38,743
Net Earnings	43,767	27,488
Diluted Earnings Per Share	$0.86	$0.49

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Eagle Materials Inc.:
     We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective April 1, 2005.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas,
May 25, 2006

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
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of Eagle Materials Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.
     Based on its assessment using the COSO criteria, management believes that the Company maintained, in all material respects, effective internal control over financial reporting, as of March 31, 2006.
     The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which immediately follows this report.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Eagle Materials Inc.
     We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Eagle Materials Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

     In our opinion, management’s assessment that Eagle Materials Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. as of March 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2006 of Eagle Materials Inc. and our report dated May 25, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
May 25, 2006
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s July 27, 2006 Annual Meeting of Stockholders (the “2006 EXP Proxy Statement”):

Items	Caption in the 2006 EXP Proxy Statement

10	Named Executive Officers who are not Directors

10	Election of Directors

10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance

11	Executive Compensation

12	Stock Ownership

13	Certain Transactions

14	Relationship with Independent Public Accountants
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

ITEM 11. EXECUTIVE COMPENSATION
     See Item 10 above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     See Item 10 above.
EQUITY COMPENSATION PLANS
     The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans as of March 31, 2006. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

Number of securities
remaining available for
future issuance under
		Number of securities to	Weighted average	equity compensation
		be issued upon exercise	exercise price of	plans excluding
		of outstanding options,	outstanding options,	securities reflected in
	Incentive	warrants and rights	warrants and rights	column (a)
Plan Category	Plan	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2004	1,816,865	$15.74	1,375,476
Equity compensation plans not approved by shareholders		—	—	—

		1,816,865	$15.74	1,375,476

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

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 75 - 76 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

June 2, 2006	/s/ STEVEN R. ROWLEY

Steven R. Rowley, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 2, 2006	/s/ STEVEN R. ROWLEY

Steven R. Rowley
Chief Executive Officer

June 2, 2006	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr., Senior Vice President –
Finance and Treasurer
(principal financial and accounting officer)

June 2, 2006	/s/ F. WILLIAM BARNETT

F. William Barnett, Director

June 2, 2006	/s/ ROBERT L. CLARKE

Robert L. Clarke, Director

June 2, 2006	/s/ O. GREG DAGNAN

O. Greg Dagnan, Director

June 2, 2006	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Director

June 2, 2006	/s/ FRANK W. MARESH

Frank W. Maresh, Director

June 2, 2006	/s/ MICHAEL R. NICOLAIS

Michael R. Nicolais, Director

June 2, 2006	/s/ DAVID W. QUINN

David W. Quinn, Director

INDEX TO EXHIBITS
EAGLE MATERIALS INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K for the filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Amended and Restated Bylaws filed as Exhibit B to the Registration Statement on Form 8-A of the Company filed with the Commission on January 9, 2004 and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and PNC Bank, N.A. as Co-Syndication Agents, and Sun Trust Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 filed with the Commission on February 6, 2006 and incorporated herein by reference.

4.2	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.3	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Amendment No. 1 to the Registration Statement on Form 8-A/A of the Company filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.1	Joint Venture Interest Purchase Agreement, dated as of November 28, 2004, by and between Eagle ICC LLC, Texas Cement Company and RAAM Limited Partnership filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Commission on June 27, 2001 (the “2001 10-K”) and incorporated herein by reference.

10.2(a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Incentive Plan filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Commission on June 10, 2005. (1)

Exhibit
Number	Description of Exhibits

10.3(a)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3(b)	Form of Non-Qualified Stock Option Agreement (EBIT) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3(c)	Form of Non-Qualified Stock Option Agreement (ROE) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3(d)	Form of Non-Qualified Director Stock Option Agreement filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3(e)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 and incorporated herein by reference.

10.3(f)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 and incorporated herein by reference.

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.(1)

10.4(a)*	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004.(1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description of Exhibits

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.