Form 10-Q
period 2006-06-30
EAGLE MATERIALS INC
filed 2006-08-04
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
As of August 3, 2006, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	49,998,565

Eagle Materials Inc. and Subsidiaries
Form 10-Q
June 30, 2006

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended June 30,
	2006	2005
REVENUES
Gypsum Wallboard	$147,687	$104,838
Cement	68,300	57,335
Paperboard	19,491	19,089
Concrete and Aggregates	23,671	22,412
Other, net	825	1,124

	259,974	204,798

COSTS AND EXPENSES
Gypsum Wallboard	83,712	76,987
Cement	52,341	46,833
Paperboard	14,224	12,925
Concrete and Aggregates	19,896	18,960
Corporate General and Administrative	4,279	3,102
Interest Expense, net	1,763	1,336

	176,215	160,143

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	5,997	5,527

EARNINGS BEFORE INCOME TAXES	89,756	50,182
Income Taxes	30,664	15,274

NET EARNINGS	$59,092	$34,908

EARNINGS PER SHARE:
Basic	$1.17	$0.64

Diluted	$1.16	$0.64

AVERAGE SHARES OUTSTANDING:
Basic	50,335,024	54,315,939

Diluted	51,157,170	54,965,496

CASH DIVIDENDS PER SHARE	$0.175	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	March 31,
	2006	2006
	(unaudited)
ASSETS

Current Assets –
Cash and Cash Equivalents	$97,233	$54,766
Accounts and Notes Receivable, net	105,785	94,061
Inventories	67,401	67,799

Total Current Assets	270,419	216,626

Property, Plant and Equipment –	893,886	856,227
Less: Accumulated Depreciation	(307,054)	(298,665)

Property, Plant and Equipment, net	586,832	557,562
Investment in Joint Venture	27,594	27,847
Goodwill and Intangible Assets	67,695	67,854
Other Assets	15,384	19,027

	$967,924	$888,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities –
Accounts Payable	$55,444	$51,562
Federal Income Taxes Payable	26,877	—
Accrued Liabilities	49,378	53,137

Total Current Liabilities	131,699	104,699

Long-term Debt	200,000	200,000
Deferred Income Taxes	117,995	119,479
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,406,400 and 50,318,797 Shares, respectively	504	503
Capital in Excess of Par Value	3,220	—
Accumulated Other Comprehensive Losses	(1,404)	(1,404)
Retained Earnings	515,910	465,639

Total Stockholders’ Equity	518,230	464,738

	$967,924	$888,916

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	For the Three Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$59,092	$34,908
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –

Depreciation, Depletion and Amortization	9,936	9,535
Deferred Income Tax Provision	(1,484)	(3,360)
Stock Compensation Expense	1,062	557
Equity in Earnings of Unconsolidated Joint Venture	(5,997)	(5,527)
Excess Tax Benefits from Share Based Payment Arrangements	(1,284)	—
Distributions from Joint Venture	6,250	7,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(11,724)	(14,913)
Inventories	398	7,501
Accounts Payable and Accrued Liabilities	106	1,974
Other Assets	1,963	1,303
Income Taxes Payable	29,801	15,876

Net Cash Provided by Operating Activities	88,119	54,854

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(38,982)	(16,171)

Net Cash Used in Investing Activities	(38,982)	(16,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Addition to Long-term Debt	—	1,000
Addition to Note Payable	—	8,600
Dividends Paid to Stockholders	(8,804)	(5,480)
Retirement of Common Stock	—	(36,518)
Proceeds from Stock Option Exercises	850	1,072
Excess Tax Benefits from Share Based Payment Arrangements	1,284	—

Net Cash Used in Financing Activities	(6,670)	(31,326)

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,467	7,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,766	7,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,233	$14,578

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2006
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2006, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP” the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 2, 2006.
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
(B) SHARE-BASED EMPLOYEE COMPENSATION
Share Based Payments. Effective April 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of April 1, 2005, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously disclosed under SFAS 123 “Accounting for Stock-Based Compensation.” Prior periods were not restated to reflect the impact of adopting the new standard.
Long-Term Compensation Plans
Options. During the first quarter of fiscal 2007, the Company granted a target number of stock options to certain individuals that may be earned, in whole or in part, by meeting certain performance conditions related to both financial and operational performance. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2007 are as follows: annual dividend rate of $0.70, expected volatility of 30%, risk free interest rate of 4.75% and expected life of 10 years. At the end of fiscal 2007, one third of the options earned will become immediately vested, with the remaining earned options vesting ratably on March 31, 2008 and 2009. The Company is expensing the fair value of the options granted over a three year period, as adjusted for forfeitures. For the three-month periods ended June 30, 2006 and 2005, we expensed approximately $697,000 and $359,000, respectively. At June 30, 2006, there was approximately $6.3 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.5 years.

     The following table represents stock option activity for the quarter ended June 30, 2006:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding Options at Beginning of Period	1,816,865	$15.74
Granted	68,425	$62.83
Exercised	(74,531)	$11.40
Cancelled	(50,242)	$30.32

Outstanding Options at End of Period	1,760,517	$14.95

Options Exercisable at End of Period	1,261,125

Weighted-Average Fair Value of Options Granted during the Period	$30.91
     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$6.80 - $8.15	335,013	4.4 years	$7.36	306,802	$7.29
$9.57 - $10.54	211,488	3.4 years	$10.29	199,524	$10.33
$11.04 - $18.88	638,812	5.5 years	$12.09	481,377	$12.03
$21.52 - $29.59	425,814	7.1 years	$25.68	224,100	$24.57
$34.67 - $39.54	82,583	6.2 years	$36.63	49,322	$34.99
$62.83	66,807	9.9 years	$62.83	—	$—

	1,760,517	5.6 years	$14.95	1,261,125	$13.73

     At June 30, 2006, the aggregate intrinsic value of options outstanding was $52.4 million. The aggregate intrinsic value of exercisable options at that date was approximately $41.3 million. The total intrinsic value of options exercised during the three month period ended June 30, 2006 was approximately $ 3.7 million.
Restricted Stock Units. The Company granted a target level of restricted stock units to employees during the three month period ended June 30, 2006. The ultimate number of restricted stock units earned from the grant will not be known until the end of fiscal 2007, and, similar to the stock option grants described above, will be based on the achievement of certain criteria during the year. Any unearned shares will be forfeited. The value of the shares granted is being amortized over a three year period. Expense related to restricted stock units was approximately $365,000 and $198,000 for the three-month periods ended June 30, 2006 and 2005, respectively. At June 30, 2006 there was approximately $2.8 million of unearned compensation from restricted stock units that will be recognized over a weighted average period of 2.3 years.
     Shares available for future stock option and restricted stock unit grants under existing plans were 2,816,378 at June 30, 2006.

(C) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our plans:

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$124	$125
Interest Cost of Benefit Obligations	192	190
Amortization of Unrecognized Prior-Service Cost	35	34
Credit for Expected Return on Plan Assets	(211)	(205)
Actuarial Loss	60	58

Net Period Cost	$200	$202

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2006
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$503
Stock Option Exercises	1

Balance at End of Period	504

Capital in Excess of Par Value –
Balance at Beginning of Period	—
Share Based Activity	2,371
Stock Option Exercises	849

Balance at End of Period	3,220

Retained Earnings –
Balance at Beginning of Period	465,639
Dividends Declared to Stockholders	(8,821)
Net Earnings	59,092

Balance at End of Period	515,910

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,404)

Balance at End of Period	(1,404)

Total Stockholders’ Equity	$518,230

     There were no share repurchases during the three month period ended June 30, 2006. As of June 30, 2006, the Company has authorization to purchase an additional 3.0 million shares.
(E) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $5.7 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2006 and 2005, were $1.4 and $1.5 million, respectively.

(F) COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended June 30, 2006 and 2005 was identical to net income for the same periods.
     As of June 30, 2006, the Company has an accumulated other comprehensive loss of $1.4 million, net of income taxes of $0.8 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.
(G) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	June 30, 2006	March 31, 2006
	(dollars in thousands)
Raw Materials and Material-in-Progress	$16,701	$15,494
Gypsum Wallboard	9,853	6,621
Finished Cement	6,494	10,978
Paperboard	4,067	3,536
Aggregates	4,037	5,579
Repair Parts and Supplies	24,858	23,962
Fuel and Coal	1,391	1,629

	$67,401	$67,799

(H) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months
	Ended June 30,
	2006	2005
Weighted-Average Shares of Common Stock Outstanding	50,335,024	54,315,939

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,693,710	1,678,869
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(952,447)	(1,063,671)
Restricted Shares	80,883	34,359

Weighted-Average Common and Common Equivalent Shares Outstanding	51,157,170	54,965,496

     At June 30, 2006, 66,807 stock options were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

(I) CREDIT FACILITIES
Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2006 the Company had $342.3 million of borrowings available under the Bank Credit Facility.
Senior Notes -
     We entered into a Note Purchase Agreement (the “Note Purchase Agreement”) on November 15, 2005 related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in three tranches on November 15, 2005, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40 million	November 15, 2012	5.25%
Tranche B	$80 million	November 15, 2015	5.38%
Tranche C	$80 million	November 15, 2017	5.48%
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
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Note Agreement) on the Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The “Make-Whole Amount” is computed by discounting the remaining scheduled payments of interest and principal of the Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Senior Notes being prepaid.

(J) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Interest (Income)	$(588)	$(34)
Interest Expense	2,814	1,259
Other Expenses	100	111
Interest Capitalized	(563)	—

Interest Expense, net	$1,763	$1,336

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the Senior Notes and commitment fees based on the unused portion of the Bank Credit Facility. Other expenses include amortization of debt issue costs and bank credit facility costs. Interest capitalized relates to the expansion project at Illinois Cement Company and construction of a new wallboard facility by American Gypsum Company.
(K) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2006, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.
     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Accrual Balances at Beginning Period	$5,456	$4,902
Insurance Expense Accrued	1,244	1,199
Payments	(847)	(545)

Accrual Balance at End of Period	$5,853	$5,559

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
     The Company’s tax returns are subject to periodic examination by the Internal Revenue Service (“IRS”) and State Taxing Authorities. At June 30, 2006, the IRS was in the process of conducting an audit of the Company’s tax returns. We expect the IRS to complete its audit during fiscal 2007.

     In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or results of operations. The Company currently has no outstanding guarantees.
(L) SEGMENT INFORMATION
     Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.
     We operate in four business segments: Gypsum Wallboard, Cement, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the United States and include the mining of gypsum and the manufacture and sale of gypsum wallboard, mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters and the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.
     As further discussed below, we operate four gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, ten cement distribution terminals, four gypsum wallboard plants, a recycled paperboard mill, eight readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States, except for the Northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.
     We conduct one of our four cement plant operations, Texas Lehigh Cement Company in Buda, Texas, though a Joint Venture. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$147,687	$104,838
Cement	88,768	75,789
Paperboard	34,718	33,951
Concrete and Aggregates	23,988	22,859
Other, net	825	1,124

Sub-total	295,986	238,561
Less: Intersegment Revenues	(17,800)	(16,907)
Less: Joint Venture	(18,212)	(16,856)

Net Revenue	$259,974	$204,798

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Intersegment Revenues –
Cement	$2,256	$1,598
Paperboard	15,227	14,862
Concrete and Aggregates	317	447

	$17,800	$16,907

Cement Sales Volumes (M Tons) –
Wholly Owned	707	671
Joint Venture	203	227

	910	898

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Operating Earnings –
Gypsum Wallboard	$63,975	$27,851
Cement	21,956	16,029
Paperboard	5,267	6,164
Concrete and Aggregates	3,775	3,452
Other, net	825	1,124

Sub-total	95,798	54,620

Corporate General and Administrative	(4,279)	(3,102)

Earnings Before Interest and Income Taxes	91,519	51,518
Interest Expense, net	(1,763)	(1,336)

Earnings Before Income Taxes	$89,756	$50,182

Cement Operating Earnings –
Wholly Owned	$15,959	$10,502
Joint Venture	5,997	5,527

	$21,956	$16,029

Capital Expenditures(1) –
Gypsum Wallboard	$28,144	$602
Cement	8,606	11,579
Paperboard	1,424	1,931
Concrete and Aggregates	808	2,059

	$38,982	$16,171

Depreciation, Depletion and Amortization(1) –
Gypsum Wallboard	$4,172	$4,160
Cement	2,656	2,357
Paperboard	2,078	1,984
Concrete and Aggregates	821	731
Other, net	209	303

	$9,936	$9,535

	As of
	June 30,	March 31,
	2006	2006
Identifiable Assets(1) –
Gypsum Wallboard	$361,146	$335,985
Cement	271,988	257,976
Paperboard	177,432	179,776
Concrete and Aggregates	50,699	46,799
Corporate and Other	106,659	68,380

	$967,924	$888,916

(1)	Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The segment breakdown of goodwill is as follows:

	As of
	June 30,	March 31,
	2006	2006
	(dollars in thousands)
Gypsum Wallboard	$37,842	$37,842
Cement	5,359	5,359
Paperboard	2,446	2,446

	$45,647	$45,647

     Summarized financial information for the Joint Venture that is not consolidated is set out below (this combined summarized financial information includes the total amount for the Joint Venture and not the Company’s 50% interest in those amounts):

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Revenues	$34,960	$31,759
Gross Margin	$12,993	$12,046
Earnings Before Income Taxes	$11,994	$11,053

	As of
	June 30,	March 31,
	2006	2006
	(dollars in thousands)
Current Assets	$35,499	$36,056
Non-Current Assets	$29,122	$29,104
Current Liabilities	$10,468	$10,503
(M) INCOME TAXES
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2006 was 34.1%. As of June 30, 2006, the estimated overall tax rate for the full fiscal year 2007 is 33.8%.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
EXECUTIVE SUMMARY
     Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended June 30, 2006 and 2005, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates.
     A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Our wallboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants. Concrete and aggregates are more local as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates are tied more closely to the economies of the local markets, which may fluctuate more widely than the nation as a whole.
     Consistent residential construction and a recovering commercial construction demand in all of our markets helped to set a record for quarterly sales volume, revenues and earnings per share. Demand in all of our markets was strong, with the exception of northern California. We reported increased sales volume in our gypsum wallboard, cement and recycled paperboard segments for the three month period ended June 30, 2006, as compared to the similar period in 2005. Sales volumes for the concrete and aggregates segment declined for the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005, due to adverse weather in the northern California market during the month of April.
     Gypsum Wallboard sales volume was up 5% and represented record quarterly volume for the Company due to record industry demand while operating earnings increased 130% due to a 41% increase in average sales price. The Gypsum Association reported approximately 19 billion square feet of wallboard was shipped by U.S. manufacturers during the first six months of calendar 2006, a 7% increase over the same period in the prior record year, requiring foreign imports to meet these high demands. Industry wallboard shipments for the quarter ended June 30, 2006 increased over the prior year by 3%, while average daily shipments of wallboard during the month of June 2006 were at an all-time high of 151 MMSF per day.
     Cement sales volume increased 1%, and operating earnings increased 37% for the three month period ended June 30, 2006 as compared to the similar period in 2005, primarily due to higher average net sales prices offset primarily by the impact of increased purchased cement volumes and costs.
     Paperboard reported increased sales volume; however, operating earnings declined due to reduced average sales price, which was caused primarily by an increase in the amount of lower priced containerboard sold as a percentage of total sales.
     Concrete and Aggregates operating earnings improved 9% for the three month period ended June 30, 2006 as compared to the similar period in 2005, due primarily to price increases during fiscal 2007 for both concrete and aggregates.
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
     The Company conducts one of its cement operations through a Joint Venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. The Company owns a 50% interest in the Joint Venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is the way management organizes the segment within the Company for making operating decisions and assessing performance.
RESULTS OF OPERATIONS
Consolidated Results
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
REVENUES

Gypsum Wallboard	$147,687	$104,838
Cement(1)	88,768	75,789
Paperboard	34,718	33,951
Concrete & Aggregates	23,988	22,859
Other, net	825	1,124

Sub-total	295,986	238,561
Less: Intersegment Revenues	(17,800)	(16,907)
Less: Joint Venture Revenues	(18,212)	(16,856)

Total	$259,974	$204,798

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
OPERATING EARNINGS(2)

Gypsum Wallboard	$63,975	$27,851
Cement(1)	21,956	16,029
Paperboard	5,267	6,164
Concrete & Aggregates	3,775	3,452
Other, net	825	1,124

Total	$95,798	$54,620

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

(2)	Prior to Corporate General and Administrative expenses.

Operating Earnings.
     Consolidated operating earnings increased 75% over the prior year quarter. Strong regional demand near our manufacturing plants helped to set record sales volumes in the Wallboard segment and Cement segment. Gypsum Wallboard average pricing increased 41% over the prior year quarter while Cement average pricing increased 16%. Pricing improvements have been offset somewhat by increased costs of energy, transportation and maintenance. The Paperboard segment posted strong earnings on increased volume, despite lower average sales prices. Concrete prices have increased approximately 18% for the quarter as compared to the corresponding prior year period, offset somewhat by the increased costs of raw materials and delivery costs. Aggregate demand in the northern California declined, due primarily to bad weather; however, the Texas market remained strong.
Other Income.
     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
Corporate Overhead.
     Corporate general and administrative expenses for the first quarter of fiscal 2007 were $4.3 million compared to $3.1 million for the comparable prior year period.
Net Interest Expense.
     Net interest expense of $1.8 million for the first quarter of fiscal 2007 increased from $1.3 million for the comparable prior year period due to higher average borrowings. The increase was due to the increase in debt related to the Senior Notes, offset by increased interest income and capitalized interest related to the construction projects at Illinois Cement Company and American Gypsum Company.
Income Taxes.
     As of June 30, 2006, the effective tax rate for fiscal 2007 is 34%, versus 33% for fiscal 2006. The tax rate for the three month period ended June 30, 2005 includes the benefit of a favorable adjustment of $1.8 million related to favorable developments in certain outstanding tax matters.
Net Income.
     Pre-tax earnings of $89.8 million were 79% above last year’s first quarter pre-tax earnings of $50.2 million. Net earnings of $59.1 million increased 69% from net earnings of $34.9 million for last year’s same quarter. Diluted earnings per share of $1.16 were 81% higher than the $0.64 for last year’s same quarter.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended
	June 30,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, as reported	$147,687	$104,838	41%
Freight and Delivery Costs billed to customers	(24,296)	(21,744)	12%

Net Revenues	$123,391	$83,094	48%

Sales Volume (MMSF)	735	697	5%
Average Net Sales Price(1)	$167.85	$119.18	41%
Freight (MMSF)	$33.06	$31.19	6%
Operating Margin	$87.04	$39.95	118%
Operating Earnings	$63,975	$27,851	130%

(1)	Net of freight per MSF.

Revenues:	There were four price increases between the three month period ended June 30, 2005 and 2006 which, combined with increased wallboard shipments, resulted in an increase in both our average net sales price and net revenues. Increased sales prices were offset slightly by increases in freight and delivery costs, due primarily to the increase in diesel fuel prices during the three months ended June 30, 2006 as compared to 2005. Our quarterly sales volume of 735 MMSF represents a record for the Company.

Operating Margins:	The increase in operating margin for the three month period ended June 30, 2006, as compared to 2005, is due primarily to the increased average sales price over the same period offset slightly by increases in natural gas, electricity and raw materials.

Outlook:	We expect wallboard demand to remain strong and supply to be tight (with over 95% industry capacity utilization) for the remainder of calendar year 2006 due in part to a rise in demand for commercial (5/8 inch) gypsum wallboard. Demand remains strong and supply tight; therefore, wallboard pricing remains strong. Single family residential housing, which comprises approximately half of our wallboard sales, has begun to slow from historic highs, but we do not expect the impact of this slow down will have a material effect on industry utilization this calendar year.

CEMENT OPERATIONS(1)

	For the Three Months Ended
	June 30,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$88,768	$75,789	17%
Freight and Delivery Costs billed to customers	(5,974)	(5,287)	13%

Net Revenues	$82,794	$70,502	17%

Sales Volume (M Tons)	910	898	1%
Average Net Sales Price	$91.04	$78.55	16%
Operating Margin	$24.13	$17.86	35%
Operating Earnings	$21,956	$16,029	37%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

Revenues:	The increase in revenues is due primarily to price increases implemented during fiscal 2006, as well as increased sales volume for the three months ended June 30, 2006 as compared to June 30, 2005.

Operating Margins:	Operating margins increased during the three month period ended June 30, 2006 as compared to the similar period in 2005, primarily due to increased sales prices. The increase in the sales price was offset by an increase of approximately $6 per ton in cost of sales. The increase in cost of sales for the three month period ended June 30, 2006 was due to increased volumes of low margin purchased cement, which increased to 242,000 tons, or 27% of total sales volume, coupled with an approximately $10.00 per ton price increase. Manufactured cement cost increased during the three month period ended June 30, 2006 primarily due to increased fuel and electricity costs.

Outlook:	National demand for cement also remains at a record high level with imports projected to fulfill approximately 30% of the U.S. construction industry demand this year. Due to the strength in road and bridge construction along with growing demand from commercial construction, shipments of Portland cement in the U.S. have increased 6.5% through May 2006, versus the same period in the prior record year. Regionally, with the exception of Northern California, demand in Eagle Materials’ cement markets remains at high levels. Low inventories and strong demand continue to put upward pressure on cement pricing. Our first quarter pricing was the highest in Eagle’s history. We have announced mid-July price increases of approximately $5 per ton in our Texas and Mountain cement markets. Additionally, price increases of $10+ per ton are now being announced for the next calendar year in many U.S. markets, including most of the markets served by the Company.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended
	June 30,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$34,718	$33,951	2%
Freight and Delivery Costs billed to customers	(878)	(755)	16%

Net Revenues	$33,840	$33,196	2%

Sales Volume (M Tons)	77	73	5%
Average Net Sales Price	$440.06	$457.68	(4%)
Operating Margin	$68.40	$85.02	(20%)
Operating Earnings	$5,267	$6,164	(15%)

Revenues:	Paperboard sales to our wallboard division were 31 thousand tons and 29 thousand tons for the three month periods ended June 30, 2006 and 2005, respectively. The sales price of gypsum paper declined approximately 2% during the three month period ended June 30, 2006, as compared to June 30, 2005. Additionally, the percentage of gypsum paper sales, which have the highest sales price of all the products, declined to approximately 81% of total sales for the three month period ended June 30, 2006 from 91% for the comparable period ended June 30, 2005.

Operating Margins:	Operating margins declined for the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005, primarily due to the reduction in sales of gypsum paper and the increase in sales of containerboard paper. The impact in the change of the sale mix was offset slightly by the reduction in fiber pricing and chemicals during the three month period ended June 30, 2006, as compared to three month period ended June 30, 2005.

Outlook:	Market demand for our products is expected to remain strong in the near term due to the strength of the wallboard industry, which currently comprises more than 80% of our sales volume. Increases in the cost of fiber, which has been consistent for the last year, may negatively impact future earnings.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended
	June 30,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$23,988	$22,859	5%
Sales Volume -
M Cubic Yards of Concrete	223	233	(4%)
M Tons of Aggregates	1,299	1,572	(17%)
Average Sales Price
Concrete – per cubic yard	$68.75	$58.37	18%
Aggregates – per ton	$6.57	$5.69	15%
Operating Earnings	$3,775	$3,452	9%

Revenues:	Concrete and aggregates revenues increased due to price increases realized during fiscal 2006, offset by a reduction in sales volumes. The reduction in sales volumes in the three month period ended June 30, 2006, as compared to the three months ended June 30, 2005, was due primarily to adverse weather conditions in the northern California market.

Operating Margins:	Concrete and aggregate operating margins increased for the three month period ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to increased sales prices.

Outlook:	The market conditions remain strong with concrete and aggregates price increases expected during the second half of calendar 2006. We expect to open two additional concrete plant sites that will improve overall truck utilization and reduce delivery costs.

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
     Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report. The four critical accounting policies that we believe either require the use of the most judgment, or the selection or application of alternative accounting policies, and are material to our financial statements, are those relating to long-lived assets, goodwill, environmental liabilities and accounts receivable. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant accounting policies.
Recent Accounting Pronouncements
     There were no recent accounting pronouncements implemented that are expected to have a significant or material impact on the results of operations or financial position of the Company.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$88,119	$54,854
Investing Activities:
Capital Expenditures	(38,982)	(16,171)

Net Cash Used in Investing Activities	(38,982)	(16,171)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	1,284	—
Addition to Long-term Debt, net	—	1,000
Addition to Note Payable	—	8,600
Retirement of Common Stock	—	(36,518)
Dividends Paid	(8,804)	(5,480)
Proceeds from Stock Option Exercises	850	1,072

Net Cash used in Financing Activities	(6,670)	(31,326)

Net Increase in Cash	$42,467	$7,357

     The $33.3 million increase in cash flows from operating activities for the three month period ended June 30, 2006 was largely attributable to increased earnings. Additionally, changes in working capital items such as increases in federal taxes payable contributed to the increase in cash flows from operating activities.

     Working capital at June 30, 2006, was $138.7 million compared to $112.0 million at March 31, 2006.
     Total debt remained consistent at $200.0 million from March 31, 2006 to June 30, 2006. Debt-to-capitalization at June 30, 2006, was 27.8% compared to 30.1% at March 31, 2006.
     Based on our financial condition and results of operations as of and for the three months ended June 30, 2006, along with the projected net earnings for the remainder of fiscal 2007, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2007. The Company was in compliance at June 30, 2006 and during the three months ended June 30, 2006, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
     Cash and cash equivalents totaled $97.2 million at June 30, 2006, compared to $54.8 million at March 31, 2006.
Debt Financing Activities.
     Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points, as amended), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, as amended. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2006 the Company had $342.3 million of borrowings available under the Bank Credit Facility.
Senior Notes -
     We entered into a Note Purchase Agreement (the “Note Purchase Agreement”) on November 15, 2005 related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in three tranches on November 15, 2005, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40 million	November 15, 2012	5.25%
Tranche B	$80 million	November 15, 2015	5.38%
Tranche C	$80 million	November 15, 2017	5.48%
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
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Note Agreement) on the Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The “Make-Whole Amount” is computed by discounting the remaining scheduled payments of interest and principal of the Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Senior Notes being prepaid.
     Other than the Bank Credit Facility and the Senior Notes, the Company has no other source of committed external financing in place. If the Bank Credit Facility were terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance is outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.
     The Company does not have any off balance sheet debt except for operating leases. The Company does not have any transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At June 30, 2006, the Company had $7.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $6.9 million in performance bonds relating primarily to our mining operations.
Cash used for Share Repurchases.
     The Company did not repurchase any of its shares during the three-month period ended June 30, 2006. As of June 30, 2006, we had a remaining authorization to purchase 3,000,000 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.
Dividends.
     Dividends paid in the three months ended June 30, 2006 and 2005 were $8.8 million and $5.5 million, respectively. The increase is due to the Company increasing its quarterly dividend to $0.175 from $0.10 beginning with the April dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.

Capital Resources.
     The following table compares capital expenditures:

	For the Three Months
	Ended June 30,
	2006	2005
	(dollars in thousands)
Land and Quarries	$476	$169
Plants	38,194	11,817
Buildings, Machinery and Equipment	312	4,185

Total Capital Expenditures	$38,982	$16,171

     For fiscal 2007, we expect capital expenditures of the following: approximately $165.0 million (approximately $90.0 million higher than our 2006 levels), with the year-over-year increase due primarily to the completion of the expansion of Illinois Cement and construction of the new wallboard plant in Georgetown, South Carolina. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.
FORWARD-LOOKING STATEMENTS
     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction could have a material adverse effect on our business, financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for our principal products, gypsum wallboard and cement, are currently at levels higher than those experienced in recent years. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be adversely affected by regulatory issues affecting its customers.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.
     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks related to fluctuations in interest rates on our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2006 there were no outstanding borrowings under the amended Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The disclosure required under this Item is included in Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 11, 2006, the Company held a Special Meeting of Stockholders at which the stockholders of the Company approved a proposal to amend our restated certificate of incorporation to re-classify our then existing Common Stock and Class B Common Stock into a single new class of common stock. Voting results for the proposal are summarized as follows:
Number of Shares of Common Stock

For	Against	Abstain	Broker Non-Votes
18,388,815	24,575	13,665	-0-
Number of Shares of Class B Common Stock

For	Against	Abstain	Broker Non-Votes
18,314,535	70,682	117	-0-
Number of Shares of Common Stock and Class B Common Stock
(voting together as a single class)

For	Against	Abstain	Broker Non-Votes
36,703,350	95,257	13,782	-0-
Item 6. Exhibits
4.1	Amendment to Amended and Restated Credit Agreement dated June 30, 2006 among Eagle Materials Inc. and the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Branch Banking and Trust Company as co-syndication agent and Wells Fargo Bank N.A. and Union Bank of California, N.A., as co-documentation agents (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference).

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2006, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2006, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006, and incorporated herein by reference). (1)

10.4	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006, and incorporated herein by reference). (1)

10.5	Form of Restricted Stock Unit Agreement for Non-employee Directors (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006 and incorporated herein by reference). (1)

10.6	Form of Non-Qualified Stock Option Agreement for Non-employee Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006 and incorporated herein by reference). (1)

10.7	Form of Restricted Stock Unit Agreement for senior executives (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006 and incorporated herein by reference).(1)

10.8	Form of Non-Qualified Stock Option Agreement for senior executives (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006 and incorporated herein by reference). (1)

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

August 4, 2006	/s/ STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

August 4, 2006	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)