Form 10-Q
period 2006-09-30
EAGLE MATERIALS INC
filed 2006-11-09
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
As of November 2, 2006, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,311,281

Eagle Materials Inc. and Subsidiaries
Form 10-Q
September 30, 2006

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUES
Gypsum Wallboard	$137,587	$117,105	$285,274	$221,944
Cement	70,085	60,458	138,385	117,794
Paperboard	18,825	18,908	38,316	37,997
Concrete and Aggregates	27,517	24,158	51,188	46,569
Other, net	2,454	1,155	3,279	2,279

	256,468	221,784	516,442	426,583

COSTS AND EXPENSES
Gypsum Wallboard	78,769	80,030	162,481	157,018
Cement	46,118	44,699	98,459	91,533
Paperboard	14,635	11,820	28,859	24,745
Concrete and Aggregates	22,506	20,932	42,402	39,891
Corporate General and Administrative	5,133	3,963	9,412	7,065
Interest Expense, net	1,116	1,494	2,879	2,830

	168,277	162,938	344,492	323,082

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	11,001	6,883	16,998	12,410

EARNINGS BEFORE INCOME TAXES	99,192	65,729	188,948	115,911
Income Taxes	33,097	22,407	63,761	37,681

NET EARNINGS	$66,095	$43,322	$125,187	$78,230

EARNINGS PER SHARE
Basic	$1.33	$0.81	$2.51	$1.45

Diluted	$1.32	$0.80	$2.47	$1.44

AVERAGE SHARES OUTSTANDING
Basic	49,584	53,247	49,957	53,779

Diluted	50,222	54,006	50,684	54,486

CASH DIVIDENDS PER SHARE	$0.175	$0.10	$0.35	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current Assets –
Cash and Cash Equivalents	$76,317	$54,766
Accounts and Notes Receivable, net	97,563	94,061
Inventories	67,641	67,799

Total Current Assets	241,521	216,626

Property, Plant and Equipment –	919,170	856,227
Less: Accumulated Depreciation	(316,488)	(298,665)

Property, Plant and Equipment, net	602,682	557,562
Investment in Joint Venture	35,096	27,847
Goodwill and Intangible Assets	67,536	67,854
Other Assets	17,930	19,027

	$964,765	$888,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Accounts Payable	$51,484	$51,562
Federal Income Taxes Payable	12,437	—
Accrued Liabilities	57,669	53,137

Total Current Liabilities	121,590	104,699

Long-term Debt	200,000	200,000
Deferred Income Taxes	115,288	119,479
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;
None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 49,058,188 and 50,318,797 Shares, respectively	491	503

Accumulated Other Comprehensive Losses	(1,404)	(1,404)
Retained Earnings	528,800	465,639

Total Stockholders’ Equity	527,887	464,738

	$964,765	$888,916

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	For the Six Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$125,187	$78,230
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity –
Depreciation, Depletion and Amortization	19,830	18,986
Deferred Income Tax Provision	(4,191)	(3,296)
Stock Compensation Expense	2,694	2,961
Equity in Earnings of Unconsolidated Joint Venture	(16,998)	(12,410)
Excess Tax Benefits from Share Based Payment Arrangements	(1,702)	—
Distributions from Joint Venture	9,749	14,251
Changes in Operating Assets and Liabilities -
Accounts and Notes Receivable	(3,502)	(21,101)
Inventories	158	2,555
Accounts Payable and Accrued Liabilities	4,673	7,809
Other Assets	1,355	1,677
Income Taxes Payable	15,779	1,042

Net Cash Provided by Operating Activities	153,032	90,704

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(66,481)	(39,616)

Net Cash Used in Investing Activities	(66,481)	(39,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction in Long-term Debt	—	(9,000)
Addition to Note Payable	—	17,400
Dividends Paid to Stockholders	(17,625)	(10,868)
Purchase and Retirement of Common Stock	(50,153)	(46,543)
Proceeds from Stock Option Exercises	1,076	1,747
Excess Tax Benefits from Share Based Payment Arrangements	1,702	—

Net Cash Used in Financing Activities	(65,000)	(47,264)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,551	3,824
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,766	7,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,317	$11,045

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2006, include the accounts of Eagle Materials Inc. and its wholly owned subsidiaries (“EXP,” the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 2, 2006.
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
Recently Issued Accounting Standard
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of April 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ending March 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending March 31, 2009. We are currently evaluating the impact of this standard on our financial condition and results of operations.
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
Long-Term Compensation
     Options. During the six month period ended September 30, 2006, the Company granted a target number of stock options to certain individuals that may be earned, in whole or in part, by meeting certain performance conditions related to both financial and operational performance. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2007 are as follows: annual dividend rate of $0.70 per share, expected volatility of 30%, risk free interest rate of 4.93% and expected life of 9 years. At the end of fiscal 2007, one third of the options earned will become immediately vested, with the remaining earned options vesting ratably on March 31, 2008 and 2009. The Company is expensing the fair value of the options granted over a three year period, as adjusted for forfeitures. For the three month and six month periods ended September 30, 2006 we expensed approximately $1.2 million and $1.9 million, respectively, as compared to $0.9 million and $1.6 million for the three month and six month periods ended September 30, 2005, respectively. At September 30, 2006, there was approximately $5.9 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.8 years.
     The following table represents stock option activity for the six months ended September 30, 2006:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding Options at Beginning of Period	1,816,865	$15.74
Granted	150,364	$49.16
Exercised	(102,773)	$10.44
Cancelled	(66,888)	$25.78

Outstanding Options at End of Period	1,797,568	$16.76

Options Exercisable at End of Period	1,232,883

Weighted-Average Fair Value of Options Granted During the Period	$21.88
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Shares	Contractual	Exercise	Shares	Exercise
Prices	Outstanding	Life	Price	Outstanding	Price
$6.80 — $8.15	312,736	4.1 years	$7.40	284,525	$7.33
$9.57 — $10.54	211,488	3.1 years	$10.29	199,524	$10.33
$11.04 — $18.88	616,201	5.1 years	$12.09	475,412	$12.02
$21.52 — $29.59	425,814	6.9 years	$25.68	224,100	$24.57
$34.67 — $39.54	164,522	5.4 years	$37.18	49,322	$34.99
$62.83	66,807	9.6 years	$62.83	—	$—

	1,797,568	5.3 years	$18.46	1,232,883	$13.86

     At September 30, 2006, the aggregate intrinsic value of options outstanding was $27.4 million, and the aggregate intrinsic value of exercisable options was approximately $24.4 million. The total intrinsic value of options exercised during the six month period ended September 30, 2006 was approximately $4.5 million.
Restricted Stock Units. The Company granted a target level of restricted stock units to employees during the three and six month periods ended September 30, 2006. The ultimate number of restricted stock units earned from the grant will not be known until the end of fiscal 2007, and, similar to the stock option grants described above, will be based on the achievement of certain criteria during the year. Any unearned shares at the end of fiscal 2007 will be forfeited. The value of the shares granted is generally being amortized over a three year period. Expense related to restricted stock units was approximately $335,000 and $699,000 for the three month and six month periods ended September 30, 2006, respectively, as compared to $194,000 and $391,000 for the three month and six month periods ended September 30, 2005, respectively. At September 30, 2006 there was approximately $2.9 million of unearned compensation from restricted stock units that will be recognized over a weighted-average period of 3.4 years.
     Shares available for future stock option and restricted stock unit grants under existing plans were 1,990,192 at September 30, 2006.
(C) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans covering the majority of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our defined benefit plans:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$124	$125	$248	$250
Interest Cost of Benefit Obligations	192	190	384	380
Amortization of Unrecognized Prior-Service Cost	35	34	70	68
Credit for Expected Return on Plan Assets	(211)	(205)	(422)	(410)
Actuarial Loss	60	58	120	116

Net Period Cost	$200	$202	$400	$404

(D) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Weighted-Average Shares of Common Stock Outstanding	49,583,882	53,247,195	49,957,401	53,778,648
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,566,239	1,963,155	1,566,239	1,963,155
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(997,823)	(1,249,938)	(911,399)	(1,298,796)
Restricted Shares	69,493	45,417	71,789	42,846

Weighted-Average Common and Common Equivalent Shares Outstanding	50,221,791	54,005,829	50,684,030	54,485,853

     For the three and six month periods ended September 30, 2006, 231,329 and 149,877 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.
(E) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Six Months
Ended September 30, 2006
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$503
Retirement of Common Stock	(14)
Stock Option Exercises	2

Balance at End of Period	491

Capital in Excess of Par Value –
Balance at Beginning of Period	—
Retirement of Common Stock	(5,519)
Shared Based Activity	4,446
Stock Option Exercises	1,073

Balance at End of Period	—

Retained Earnings –
Balance at Beginning of Period	465,639
Dividends Declared to Stockholders	(17,406)
Retirement of Common Stock	(44,620)
Net Earnings	125,187

Balance at End of Period	528,800

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,404)

Balance at End of Period	(1,404)

Total Stockholders’ Equity	$527,887

     The following is a summary of shares repurchased during the three and six month periods ended September 30, 2006 and 2005, respectively:

	For the Three Months		For the Three Months
	Ended September 30, 2006		Ended September 30, 2005
	Shares	Average Price	Shares	Average Price
	Purchased	Paid Per Share	Purchased	Paid Per Share
Common Stock	1,376,800	$36.43	312,310	$32.09

	For the Six Months		For the Six Months
	Ended September 30, 2006		Ended September 30, 2005
	Shares	Average Price	Shares	Average Price
	Purchased	Paid Per Share	Purchased	Paid Per Share
Common Stock	1,376,800	$36.43	1,557,363	$29.87
(F) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $5.8 million and $3.1 million for the six months ended September 30, 2006 and 2005, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2006 and 2005, were $50.1 million and $36.3 million, respectively.

(G) COMPREHENSIVE INCOME
     Comprehensive income for the three month and six month periods ended September 30, 2006 and 2005 was identical to net income for the same periods.
     As of September 30, 2006, the Company has an accumulated other comprehensive loss of $1.4 million, net of income taxes of $0.8 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.
(H) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	September 30, 2006	March 31, 2006
	(dollars in thousands)
Raw Materials and Material-in-Progress	$12,457	$15,494
Gypsum Wallboard	9,816	6,621
Finished Cement	9,299	10,978
Aggregates	3,946	3,536
Paperboard	4,531	5,579
Repair Parts and Supplies	25,946	23,962
Fuel and Coal	1,646	1,629

	$67,641	$67,799

(I) CREDIT FACILITIES
Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At September 30, 2006, the Company had $342.3 million of borrowings available under the Bank Credit Facility.
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
(J) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Interest Income	$(740)	$(25)	$(1,328)	$(59)
Interest Expense	2,796	1,408	5,610	2,667
Other Expenses	111	111	211	222
Capitalized Interest	(1,051)	—	(1,614)	—

Interest Expense, net	$1,116	$1,494	$2,879	$2,830

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
(K) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2006, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.

     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Accrual Balances at Beginning Period	$5,853	$5,559	$5,456	$4,905
Insurance Expense Accrued	899	1,093	2,143	2,292
Payments	(464)	(878)	(1,311)	(1,423)

Accrual Balance at End of Period	$6,288	$5,774	$6,288	$5,774

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
     In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, these indemnifications are not expected by management to have a material adverse effect on our consolidated financial position or results of operations. The Company currently has no outstanding guarantees.
(L) INCOME TAXES
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended September 30, 2006 was 33.4%. As of September 30, 2006, the estimated overall tax rate for fiscal 2007 was 33.7%.
(M) SEGMENT INFORMATION
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

     As further discussed below, we operate four cement plants, ten cement distribution terminals, four gypsum wallboard plants, four gypsum wallboard reload centers, a gypsum wallboard distribution center, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.
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
     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$137,587	$117,105	$285,274	$221,944
Cement	91,534	78,108	180,302	153,897
Paperboard	32,981	33,446	67,699	67,397
Concrete and Aggregates	27,959	24,568	51,947	47,426
Other, net	2,454	1,155	3,279	2,279

Sub-total	292,515	254,382	588,501	492,943

Less: Intersegment Revenues	(17,179)	(16,628)	(34,979)	(33,535)
Less: Joint Venture Revenues	(18,868)	(15,970)	(37,080)	(32,825)

Net Revenues	$256,468	$221,784	$516,442	$426,583

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Intersegment Revenues –
Cement	$2,581	$1,679	$4,837	$3,277
Paperboard	14,156	14,538	29,383	29,400
Concrete and Aggregates	442	411	759	858

	$17,179	$16,628	$34,979	$33,535

Cement Sales Volumes (M tons) –
Wholly Owned	715	681	1,422	1,352
Joint Venture	209	206	412	433

	924	887	1,834	1,785

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Operating Earnings –
Gypsum Wallboard	$58,818	$37,075	$122,793	$64,926
Cement	34,968	22,642	56,924	38,671
Paperboard	4,190	7,088	9,457	13,252
Concrete and Aggregates	5,011	3,226	8,786	6,678
Other, net	2,454	1,155	3,279	2,279

Sub-total	105,441	71,186	201,239	125,806
Corporate General and Administrative	(5,133)	(3,963)	(9,412)	(7,065)

Earnings Before Interest and Income Taxes	100,308	67,223	191,827	118,741
Interest Expense, net	(1,116)	(1,494)	(2,879)	(2,830)

Earnings Before Income Taxes	$99,192	$65,729	$188,948	$115,911

Cement Operating Earnings –
Wholly Owned	$23,967	$15,759	$39,926	$26,261
Joint Venture	11,001	6,883	16,998	12,410

	$34,968	$22,642	$56,924	$38,671

Capital Expenditures(1) –
Gypsum Wallboard	$16,340	$1,302	$44,484	$1,904
Cement	7,572	11,750	16,178	23,329
Paperboard	2,145	634	3,569	2,565
Concrete and Aggregates	1,403	4,399	2,211	6,458
Other	39	5,360	39	5,360

	$27,499	$23,445	$66,481	$39,616

Depreciation, Depletion and Amortization(1) –
Gypsum Wallboard	$4,169	$4,187	$8,341	$8,347
Cement	2,641	2,522	5,297	4,879
Paperboard	2,064	2,017	4,142	4,001
Concrete and Aggregates	806	709	1,627	1,440
Other, net	214	16	423	319

	$9,894	$9,451	$19,830	$18,986

	As of
	September 30,	March 31,
	2006	2006
Identifiable Assets(1) –
Gypsum Wallboard	$362,496	$335,985
Cement	286,423	257,976
Paperboard	172,544	179,776
Concrete and Aggregates	53,874	46,799
Corporate and Other	89,428	68,380

	$964,765	$888,916

(1)	Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The segment breakdown of goodwill is as follows:

	As of
	September, 30,	March 31,
	2006	2006
	(dollars in thousands)
Gypsum Wallboard	$37,842	$37,842
Cement	5,359	5,359
Paperboard	2,446	2,446

	$45,647	$45,647

     Combined summarized financial information for the Joint Venture operation for the three and six month periods ended September 30, 2006 and 2005, that are not consolidated, is set out below (this combined summarized financial information includes the total amounts for the Joint Venture and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Revenues	$36,317	$31,940	$71,277	$65,650
Gross Margin	$18,335	$14,533	$31,328	$26,579
Earnings Before Income Taxes	$22,022	$13,700	$33,997	$24,753

	As of
	September 30,	March 31,
	2006	2006
Current Assets	$44,494	$36,056
Non-Current Assets	$48,044	$29,104
Current Liabilities	$23,384	$10,503
     Included in current liabilities is a $6.0 million note payable to the Company, which is expected to be repaid by March 31, 2007.
(N) INSURANCE PROCEEDS
     During June 2005, the Company suffered a loss at one of its cement plants when certain equipment failed. The failure of the equipment caused the Company to operate below its capacity for approximately two months until appropriate replacement equipment could be received and installed. The Company filed a business interruption claim with its insurance carrier during the fourth quarter of fiscal 2006 with respect to this loss. During September 2006, the Company received approximately $2.6 million in insurance proceeds, which it classified as a reduction of cement costs and expenses in the consolidated statement of earnings during the three month period ended September 30, 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
OVERVIEW
     Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six month periods ended September 30, 2006 and 2005, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates.
     A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Our wallboard operations are more national in scope than our cement, concrete and aggregates businesses, and wallboard shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers. Our cement markets are located in geographic areas west of the Mississippi River and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates is tied more closely to the economies of the local markets, which may fluctuate more widely than the nation as a whole.
     Slowing residential construction during the quarter resulted in a decrease in gypsum wallboard sales volume during the three and six month periods ended September 30, 2006 as compared to the similar periods in 2005. Spending for infrastructure remains historically strong; however, and we reported increases in sales volume for our cement and concrete operations for the three and six month periods ended September 30, 2006 as compared to the similar period in 2005. Sales volume for aggregates declined for the three and six month periods ended September 30, 2006, as compared to the similar periods in 2005, largely due to a slowdown in the residential market in northern California and severe weather conditions during the month of April 2006.
     Gypsum Wallboard sales volume was down 8% and 1% for the three and six months ended September 30, 2006; however, operating earnings increased 59% and 89% over the same periods due to increased average sales prices. The Gypsum Association reported approximately 27.4 billion square feet of wallboard was shipped in the first six months of calendar 2006, a 1% increase over the prior record year. Shipments declined during the three months ended September 30, 2006 as compared to 2005 creating downward pressure on pricing. Volume and pricing is anticipated to decline further during the remainder of fiscal 2007.
     Cement sales volumes increased by 4% and 3%, and operating earnings increased 54% and 47%, for the three and six month periods ended September 30, 2006, as compared to the similar periods in 2005. These increases are due to strong demand and higher prices, partially offset by increased purchased cement costs.
     Total recycled paperboard sales volumes increased slightly for the three and six month periods; however, operating earnings declined due to a reduction in average sales price, which was caused primarily by an increase in the amount of lower priced containerboard sold as a percentage of total sales.
     Concrete and Aggregates operating earnings improved by 55% and 32% for the three and six month periods ended September 30, 2006 as compared to the similar periods in 2005, due primarily to price increases during fiscal 2007 for both concrete and aggregates.
     Continued declines in the residential homebuilding sector, both nationally and in the regions where we have operations, including downturns in the non residential construction industry, could have an adverse effect on our business, financial condition and results of operations for the fiscal year ended March 31, 2007 and future fiscal years.

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
RESULTS OF OPERATIONS
Consolidated Results
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
REVENUES
Gypsum Wallboard	$137,587	$117,105	$285,274	$221,944
Cement (2)	91,534	78,108	180,302	153,897
Paperboard	32,981	33,446	67,699	67,397
Concrete & Aggregates	27,959	24,568	51,947	47,426
Other, net	2,454	1,155	3,279	2,279

Sub-total	292,515	254,382	588,501	482,943
Less: Intersegment Revenues	(17,179)	(16,628)	(34,979)	(33,535)
Less: Joint Venture Revenues	(18,868)	(15,970)	(37,080)	(32,825)

Total	$256,468	$221,784	$516,442	$426,583

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
OPERATING EARNINGS(1)
Gypsum Wallboard	$58,818	$37,075	$122,793	$64,926
Cement (2)	34,968	22,642	56,924	38,671
Paperboard	4,190	7,088	9,457	13,252
Concrete & Aggregates	5,011	3,226	8,786	6,678
Other, net	2,454	1,155	3,279	2,279

Total	$105,441	$71,186	$201,239	$125,806

(1)	Prior to Corporate General and Administrative expenses and Interest expense.

(2)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in Joint Venture’s results.

Operating Earnings.
     Consolidated operating earnings increased 48% and 60% over the prior year quarter and year-to-date periods, respectively due primarily to increased average sales prices for Gypsum Wallboard and Cement. Additionally, Cement volumes were at record year-to-date and second quarter levels and pricing continued to be stable. Price increases have been offset somewhat by increased costs of energy and transportation. The average net sales price of concrete increased approximately 15% and 16%, respectively, for the quarter and year-to-date as compared to the corresponding year ago periods, offset somewhat by the increased costs of cement.
Other Income.
     Other income consists of a variety of items that are non-segment in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. The increase in other income during the three and six month periods ended September 30, 2006 as compared to 2005 is due primarily to the receipt of anti-dumping duties received in September 2006.
Corporate Overhead.
     Corporate general and administrative expenses for the second quarter of fiscal 2006 were $5.1 million compared to $4.0 million for the comparable prior year period and $9.4 million compared to $7.1 million for the prior year to date period. The increase is primarily the result of increased stock and incentive compensation expenses.
Net Interest Expense.
     Net interest expense was $1.1 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and $2.9 million and $2.8 million for the six months ended September 30, 2006 and 2005, respectively. Decreases in interest expense are due primarily to the increase in interest income from increased cash levels, the capitalization of interest related to the expansion and modernization at Illinois Cement Company and the startup of construction on the greenfield wallboard plant in Georgetown, South Carolina, partially offset by increased interest expense from the increase in borrowings.
Income Taxes.
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The effective tax rate for the three months ended September 30, 2006 was 33.4%, less than the 33.7% effective rate for the six months ended September 30, 2006. Income tax expense during the first quarter was impacted by the recording of Texas margin tax in accordance with the new state law. As of September 30, 2006, the estimated overall tax rate for fiscal 2007 was 33.7%.
Net Income.
     Net earnings of $66.1 million increased 53% from net earnings of $43.3 million for last fiscal year’s second quarter. Diluted earnings per share of $1.32 were 65% higher than the $0.80 for last year’s same quarter. Year-to-date net earnings of $125.2 million increased 60% from net earnings of $78.2 million for the comparable year ago period.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands, except for square footage amounts)
Gross Revenues, as Reported	$137,587	$117,105	17%	$285,274	$221,944	29%
Freight and Delivery Costs Billed to Customers	(22,221)	(22,903)	(3)%	(46,516)	(44,647)	4%

Net Revenues	$115,366	$94,202	22%	$238,758	$177,297	35%

Sales Volume (MMSF)	657	712	(8)%	1,392	1,409	(1)%
Average Net Sales Price	$175.69	$132.35	33%	$171.55	$125.83	36%
Freight (MMSF)	$33.84	$32.18	5%	$33.42	$31.69	5%
Operating Margin	$89.57	$52.09	72%	$88.23	$46.08	91%
Operating Earnings	$58,818	$37,075	59%	$122,793	$64,926	89%

Revenues:	Wallboard sales revenues increased during the three and six month periods ended September 30, 2006 as compared to 2005 due to price increases realized during the latter part of fiscal 2006 and early part of fiscal 2007, partially offset by a reduction in sales volumes during the three month period ended September 30, 2006. The reduction in sales volume during the three month period ended September 30, 2006 is due primarily to a slowing of the residential homebuilding sector, particularly in the months of August and September of 2006 as compared to similar periods in 2005.

Operating Margins:	Wallboard operating margins increased during the three and six month periods ended September 30, 2006 as compared to the three and six month periods ended September 30, 2005 primarily due to increased sales prices.

Outlook:	Single family residential housing, which consumes approximately half of our wallboard production, has begun to slow from historic highs, which resulted in a decline in sales volume during the months of August and September 2006 as compared to 2005. This slowdown has not significantly impacted our results during the first six months of fiscal 2007; however, continued decreases in demand may result in declining industry capacity utilization and lower industry pricing.

CEMENT OPERATIONS (1)

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands, except for per ton amounts)
Gross Revenues, Including Intersegment	$91,534	$78,108	17%	$180,303	$153,897	17%
Freight and Delivery Costs Billed to Customers	(5,844)	(4,845)	21%	(11,818)	(10,132)	17%

Net Revenues	$85,690	$73,263	17%	$168,485	$143,765	17%

Sales Volume (M Tons)	924	887	4%	1,834	1,785	3%
Average Net Sales Price	$92.68	$82.55	12%	$91.86	$80.54	14%
Operating Margin	$37.82	$25.51	48%	$31.04	$21.66	43%
Operating Earnings	$34,968	$22,642	54%	$56,924	$38,671	47%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of Joint Venture results.

Revenues:	The increase in revenue for the current three and six month periods, as compared to the prior periods, is due primarily to price increases in all markets, coupled with record sales volumes.

Operating Margins:	Operating margins increased during the three and six month periods ended September 30, 2006 as compared to the similar periods in 2005, primarily due to increased sales prices coupled with record sales volumes. The increase in the sales prices was partially offset by an increase in cost of sales. Purchased cement, which remained consistent at 24% of the total cement volume in both periods, increased in cost by approximately $10.00 per ton during the six months of fiscal 2007, resulting in an increase of approximately $3.00 in total cost of sales. Increases in the cost of manufactured cement were primarily due to increased fuel and electricity costs.

Outlook:	National demand for cement also remains at a record high level with imports projected to fulfill approximately 30% of the U.S. construction industry demand this year. Due to the strength in road and bridge construction along with growing demand from commercial construction, shipments of Portland cement in the U.S. have increased 4.1% through July 2006, versus the same period in the prior record year. High cost imports and strong demand in each of the Company’s markets, with the exception of northern California, continue to put upward pressure on cement pricing resulting in fiscal 2007 pricing being the highest in our history. Price increases of $10 to $12 per ton have been announced for the next calendar year in many U.S. markets, including most of those served by our cement facilities.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands, except for per ton amounts)
Gross Revenues, Including Intersegment	$32,981	$33,446	(1)%	$67,699	$67,397	—%
Freight and Delivery Costs Billed to Customers	(812)	(652)	(25)%	(1,690)	(1,407)	20%

Net Revenues	$32,169	$32,794	(2)%	$66,009	$65,990	—%

Sales Volume (M Tons)	70	69	1%	147	142	4%
Average Net Sales Price	$457.64	$471.39	(3)%	$448.46	$464.39	(3)%
Operating Margin	$64.25	$101.89	(37)%	$59.60	$93.26	(36)%
Operating Earnings	$4,190	$7,088	(41)%	$9,457	$13,252	(29)%

Revenues:	Sales revenue remained flat despite slight increases in sales volume, due to a decline in the percentage of sales of higher priced gypsum paper during the three and six months ended September 30, 2006 as compared to the similar periods in 2005.

Operating Margins:	Operating margins were adversely affected by lower average sales prices for the three and six month periods ended September 30, 2006 as compared to the three and six month periods ended September 30, 2005. The lower sales price is due primarily to a reduction in gypsum paper as a percentage of total paper sold. This decline is due to the slowdown in single family residential housing, which has resulted in the decline in wallboard paper sales volume for the three and six months ended September 30, 2006 as compared to the same periods in 2005. Additionally, increases in the cost of chemicals and fiber adversely affected the operating margin, particularly during the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005.

Outlook:	Similar to the decline in Gypsum Wallboard volume, market demand for gypsum paper continues to decline and may adversely impact future earnings by shifting production from gypsum paper to lower priced containerboard. Increases in the cost of recycled fiber may also adversely impact future earnings.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands, except for cubic yard and per ton amounts)
Gross Revenues, Including Intersegment	$27,959	$24,568	14%	$51,947	$47,426	10%
Sales Volume –
M Cubic Yards of Concrete	248	240	3%	471	473	—%
M Tons of Aggregates	1,469	1,616	(9)%	2,768	3,188	(13)%
Average Net Sales Price
Concrete – per cubic yard	$70.80	$61.58	15%	$69.83	$60.00	16%
Aggregates – per ton	$6.98	$5.89	19%	$6.79	$5.79	17%
Operating Earnings	$5,011	$3,226	55%	$8,786	$6,678	32%

Revenues:	Concrete and aggregates revenues increased due to price increases realized during the last six months of fiscal 2006, and the first six months of fiscal 2007, despite relatively flat concrete sales volumes and reduced aggregate sales volumes. The reduction in sales volumes of aggregates during the current three and six month periods ended September 30, 2006, as compared to the prior three and six months periods, was due primarily to the slow down in the northern California market and adverse weather conditions in northern California during April 2006.

Operating Margins:	Concrete and aggregates operating margins increased for the three and six month periods ended September 30, 2006 as compared to the similar periods in 2005, primarily due to increased sales prices.

Outlook:	The market conditions remain strong with concrete and aggregates price increases expected during the second half of calendar 2006. Additionally, two concrete plant sites, one of which had previously been shut-down, commenced production in the second quarter of fiscal 2007 and are expected to improve overall truck utilization and reduce delivery costs per unit.

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
Recently Issued Accounting Standard
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of April 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ending March 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending March 31, 2009. We are currently evaluating the impact of this standard on our financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Six Months
	Ended September 30,
	2006	2005
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$153,032	$90,704
Investing Activities:
Capital Expenditures and Other Investing Activities	(66,481)	(39,616)

Net Cash Used in Investing Activities	(66,481)	(39,616)

Financing Activities:
Reduction in Long-term Debt, net	—	(9,000)
Addition to Note Payable	—	17,400
Dividends Paid to Stockholders	(17,625)	(10,868)
Purchase and Retirement of Common Stock	(50,153)	(46,543)
Proceeds from Stock Option Exercises	1,076	1,747
Excess Tax Benefits from Share Based Payment Arrangements	1,702	—

Net Cash Used in Financing Activities	(65,000)	(47,264)

Net Increase in Cash	$21,551	$3,824

     The $62.3 million increase in cash flows from operating activities for the six months of fiscal 2007 was largely attributable to increased earnings. In addition, changes in working capital items such as decreases in inventory, accounts payable and increases in accrued liabilities and income taxes payable contributed to the increase in cash flows from operating activities.
     Working capital at September 30, 2006, was $119.9 million compared to $112.0 million at March 31, 2006. The increase resulted primarily from a $21.6 million increase in cash; a $3.5 million increase in accounts and notes receivable, offset by a $4.5 million increase in accrued liabilities; and a $12.4 million increase in federal taxes payable.
     Total debt remained consistent at $200.0 million from March 31, 2006 to September 30, 2006. Debt-to-capitalization at September 30, 2006, was 27.5% compared to 30.1% at March 31, 2006 while net debt-to-capitalization was 19.0% at September 30, 2006 compared to 23.8% at March 31, 2006.
     Based on our financial condition and results of operations as of and for the six months ended September 30, 2006, along with the projected net earnings for the remainder of fiscal 2007, we believe that our internally generated cash flow coupled with funds available under various credit facilities will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the year ending March 31, 2007. The Company was in compliance at September 30, 2006 and during the six months ended September 30, 2006, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
     Cash and cash equivalents totaled $76.3 million at September 30, 2006, compared to $54.8 million at March 31, 2006.

Debt Financing Activities.
     Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At September 30, 2006 the Company had $342.3 million of borrowings available under the Bank Credit Facility.
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

Cash Used for Share Repurchases.

Common Stock
	Shares	Average Price
	Purchased	Paid Per Share
April 1 through April 30, 2006	—	$—
May 1 through May 31, 2006	—	—
June 1 through June 30, 2006	—	—

Quarter 1 Totals	—	$—

July 1 through July 31, 2006	—	$—
August 1 through August 31, 2006	1,376,800	36.43
September 1 through September 30, 2006	—	—

Quarter 2 Totals	1,376,800	$36.43

Year-to-Date Totals	1,376,800	$36.43

     As of September 30, 2006, we had remaining authorization to purchase 1,623,200 shares. During the first week of October 2006, the Company repurchased an additional 780,000 shares at an average price of $32.52, leaving 843,200 shares available for purchase under the current authorization. On November 7, 2006, the Board of Directors authorized the Company to repurchase up to an additional 5,156,800 shares, for a total outstanding authorization of 6,000,000 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.
Dividends.
     Dividends paid in the six months ended September 30, 2006 and 2005 were $17.6 million and $10.9 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.
Capital Resources.
     The following table compares capital expenditures:

	For the Six Months
	Ended September 30,
	2006	2005
	(dollars in thousands)
Land and Quarries	$764	$510
Plants	64,455	28,207
Buildings, Machinery and Equipment	1,262	10,899

Total Capital Expenditures	$66,481	$39,616

     For fiscal 2007, we expect expenditures of the following: approximately $165 million (approximately $90 million greater than our fiscal 2006 levels), with the year-over-year increase due primarily to the completion of the expansion of Illinois Cement and construction of the new wallboard plant in Georgetown, South Carolina. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

GENERAL OUTLOOK
     See Outlook discussions in each of our segment operations.
FORWARD-LOOKING STATEMENTS
Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction) could have a material adverse effect on our business, financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates would likely result in higher interest expense related to borrowings under our credit facilities.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for our principal products, gypsum wallboard and cement, are currently at levels higher than those experienced in recent years. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass all of the increases through to our customers, which would reduce our operating margin.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be adversely affected by regulatory issues affecting its customers.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.
     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related to fluctuations in interest rates on our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At September 30, 2006 there were no outstanding borrowings under the amended Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The disclosure required under this Item is included in Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchases” and is incorporated herein by reference.
Item 4. Submission of Materials to a Vote of Security Holders
     On July 27, 2006, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, F. William Barnett, O.G. Dagnan and David W. Quinn were elected to the Board of Directors by the holders of the Common Stock, par value $0.01 per share, to serve until the 2009 Annual Meeting of Stockholders. Also, at the Annual Meeting a proposal to ratify the appointment by our Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending March 31, 2007 was approved by the holders of the Common Stock. Voting results for the director nominees and the proposal are summarized as follows:

	Number of Shares Common Stock
Director Nominee	For	Withhold Authority	Broker Non-Votes
F. William Barnett	44,442,841	1,207,695	—
O.G. Dagnan	24,297,022	21,353,514	—
David W. Quinn	26,471,868	19,178,668	—

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of Ernst & Young LLP as the Independent Auditors	45,570,581	47,154	32,801	—
     Robert L. Clarke, Frank W. Maresh and Steven R. Rowley continue as directors with a term expiring in 2007. Laurence E. Hirsch and Michael R. Nicolais continue as directors with a term expiring in 2008.
Item 6. Exhibits
4.1	Sixth Amendment to Amended and Restated Credit agreement dated September 29, 2006 among Eagle Materials Inc. and the lenders party thereto, JP Morgan Chase Bank, N.A., as administration agent, Bank of America, N.A. and Branch Banking and Trust Company as co-syndication agents and Wells Fargo Bank N.A. and Union Bank of California, N.A., as co-documentation agents (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

November 9, 2006	/s/STEVEN R. ROWLEY

Steven R. Rowley President and Chief Executive Officer (principal executive officer)

November 9, 2006	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr. Senior Vice President, Treasurer and Chief Financial Officer (principal financial and chief accounting officer)