Form 10-Q
period 2006-12-31
EAGLE MATERIALS INC
filed 2007-02-06
CIK 918646

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
As of January 31, 2007, the number of outstanding shares of common stock was:

Class	Outstanding Shares

Common Stock, $.01 Par Value	48,328,341

Eagle Materials Inc. and Subsidiaries
Form 10-Q
December 31, 2006

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
REVENUES
Gypsum Wallboard	$114,411	$122,450	$399,685	$344,394
Cement	56,408	50,311	194,793	168,105
Paperboard	18,632	17,156	56,948	55,153
Concrete and Aggregates	24,245	21,598	75,433	68,167
Other	483	—	3,762	2,279

	214,179	211,515	730,621	638,098

COSTS AND EXPENSES
Gypsum Wallboard	72,834	83,594	235,315	240,611
Cement	47,360	36,306	145,819	127,839
Paperboard	13,641	12,961	42,501	37,706
Concrete and Aggregates	19,926	20,277	62,327	60,168
Corporate General and Administrative	5,622	3,835	15,034	10,900
Interest Expense, net	1,041	1,380	3,920	4,210
Other	—	348	—	348

	160,424	158,701	504,916	481,782

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	7,596	6,052	24,594	18,461

EARNINGS BEFORE INCOME TAXES	61,351	58,866	250,299	174,777
Income Taxes	20,434	19,879	84,195	57,560

NET EARNINGS	$40,917	$38,987	$166,104	$117,217

EARNINGS PER SHARE
Basic	$0.85	$0.74	$3.36	$2.20

Diluted	$0.83	$0.73	$3.31	$2.17

AVERAGE SHARES OUTSTANDING
Basic	48,354,882	52,556,763	49,415,067	53,369,853

Diluted	49,011,353	53,238,468	50,117,681	54,068,484

CASH DIVIDENDS PER SHARE	$0.175	$0.10	$0.525	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	December 31,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current Assets —
Cash and Cash Equivalents	$61,797	$54,766
Accounts and Notes Receivable, net	69,363	94,061
Inventories	66,663	67,799

Total Current Assets	197,823	216,626

Property, Plant and Equipment —	954,411	856,227
Less: Accumulated Depreciation	(325,436)	(298,665)

Property, Plant and Equipment, net	628,975	557,562
Notes Receivable	8,565	—
Investment in Joint Venture	42,692	27,847
Goodwill and Intangible Assets	67,377	67,854
Other Assets	18,503	19,027

	$963,935	$888,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Accounts Payable	$42,982	$51,562
Federal Income Taxes Payable	8,864	—
Accrued Liabilities	59,365	53,137

Total Current Liabilities	111,211	104,699

Long-term Debt	200,000	200,000
Deferred Income Taxes	115,442	119,479
Stockholders’ Equity —
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,316,090 and 50,318,797 Shares, respectively	483	503

Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(1,404)	(1,404)
Retained Earnings	538,203	465,639

Total Stockholders’ Equity	537,282	464,738

	$963,935	$888,916

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited — dollars in thousands)

	For the Nine Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$166,104	$117,217
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity —

Depreciation, Depletion and Amortization	29,681	28,815
Deferred Income Tax (Benefit) Provision	(4,054)	(2,528)
Stock Compensation Expense	4,207	2,138
Equity in Earnings of Unconsolidated Joint Ventures	(24,594)	(18,461)
Excess Tax Benefit from Share Based Payment Arrangements	(1,969)	—
Distributions from Joint Ventures	9,749	21,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	16,133	(9,279)
Inventories	1,136	(3,629)
Accounts Payable and Accrued Liabilities	(2,003)	23,738
Other Assets	703	2,168
Income Taxes Payable	12,473	2,759

Net Cash Provided by Operating Activities	207,566	163,938

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(102,342)	(51,956)

Net Cash Used in Investing Activities	(102,342)	(51,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Senior Notes	—	200,000
Reduction of Long-term Debt	—	(54,000)
Reduction of Note Payable	—	(30,800)
Dividends Paid to Stockholders	(26,210)	(16,191)
Purchase and Retirement of Common Stock	(75,522)	(159,637)
Proceeds from Stock Option Exercises	1,570	1,599
Excess Tax Benefit from Share Based Payment Arrangements	1,969	—

Net Cash Used in Financing Activities	(98,193)	(59,029)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,031	52,953
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,766	7,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,797	$60,174

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2006, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP”, the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission on June 2, 2006.
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
Recently Issued Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of April 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.
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

(B) NOTES RECEIVABLE
     The Company has notes receivable totaling $10,843 and $1,829 at December 31, 2006 and March 31, 2006, respectively. The current portion of the notes receivable is $2,278 and $1,829 at December 31, 2006 and March 31, 2006, respectively. The notes receivable at December 31, 2006 generally bear interest at the prime rate plus 0.5%, and are payable in quarterly installments of $225 thousand, with any unpaid amounts, plus accrued interest, due on October 17, 2011. The notes are collateralized by certain assets of the borrower, namely property and equipment.
(C) STOCK-BASED EMPLOYEE COMPENSATION
     Share Based Payments. Effective April 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and to awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of April 1, 2005 will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS 123 “Accounting for Stock-Based Compensation.” Prior periods were not restated to reflect the impact of adopting the new standard.
Long-Term Compensation
     Options. During the nine month period ended December 31, 2006, the Company granted a target number of stock options to certain individuals that may be earned, in whole or in part, by meeting certain conditions related to both financial and operational performance. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2007 are as follows: annual dividend rate of $0.70 per share, expected volatility of 30%, risk free interest rate of 4.93% and expected life of 9 years. At the end of fiscal 2007, one third of the options earned will become immediately vested, with the remaining earned options vesting ratably on March 31, 2008 and 2009. The Company is expensing the fair value of the options granted over a three year period, as adjusted for forfeitures. For the three month and nine month periods ended December 31, 2006 we expensed approximately $1.2 million and $3.1 million, respectively, as compared to $0.2 million and $1.8 million for the three month and nine month periods ended December 31, 2005, respectively. At December 31, 2006, there was approximately $5.0 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.8 years.
     The following table represents stock option activity for the nine months ended December 31, 2006:

	Number	Weighted-
	of	Average Exercise
	Shares	Price
Outstanding Options at Beginning of Period	1,816,865	$15.74
Granted	150,364	$49.16
Exercised	(140,675)	$11.15
Forfeited	(66,888)	$25.78

Outstanding Options at End of Period	1,759,666	$18.58

Options Exercisable at End of Period	1,231,420

Weighted-Average Fair Value of Options Granted During the Period	$21.88

     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$6.80 - $8.15	311,098	3.9 years	$7.40	282,887	$7.33
$9.57 - $10.54	210,488	2.9 years	$10.29	198,524	$10.33
$11.04 - $18.88	580,937	4.9 years	$12.01	440,148	$11.91
$21.52 - $29.59	425,814	6.6 years	$25.68	225,600	$24.56
$34.67 - $39.54	164,522	5.1 years	$37.18	84,261	$36.33
$62.83	66,807	9.4 years	$62.83	—	$—

	1,759,666	5.1 years	$18.58	1,231,420	$14.59

     At December 31, 2006, the aggregate intrinsic value of options outstanding was approximately $43.4 million, and the aggregate intrinsic value of exercisable options was approximately $35.3 million. The total intrinsic value of options exercised during the nine month period ended December 31, 2006 was approximately $5.4 million.
     Restricted Stock Units. The Company granted a target level of restricted stock units (“RSU’s”) to employees during the three and nine month periods ended December 31, 2006. The ultimate number of RSU’s earned from the grant will not be known until the end of fiscal 2007, and, similar to the stock option grants described above, will be based on the achievement of certain performance criteria during the year. Any unearned shares at the end of fiscal 2007 will be forfeited. The value of the shares granted is generally being amortized over a three year period. Expense related to RSU’s was approximately $356,000 and $1,055,000 for the three and nine month periods ended December 31, 2006, respectively, as compared to $292,000 and $684,000 for the three and nine month periods ended December 31, 2005, respectively. At December 31, 2006 there was approximately $2.6 million of unearned compensation from RSU’s that will be recognized over a weighted-average period of 3.4 years.
     Shares available for future stock option and restricted stock unit grants under existing plans were 2,580,869 at December 31, 2006.
(D) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans covering the majority of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

     The following table shows the components of net periodic cost for our plans:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands)
Service Cost — Benefits Earned during the Period	$124	$125	$372	$375
Interest Cost of Benefit Obligations	192	190	576	570
Amortization of Unrecognized Prior-Service Cost	35	34	105	102
Credit for Expected Return on Plan Assets	(211)	(205)	(633)	(615)
Actuarial Loss	60	58	180	174

Net Period Cost	$200	$202	$600	$606

(E) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Nine Months
Ended December 31, 2006
(dollars in thousands)
Common Stock —
Balance at Beginning of Period	$503
Retirement of Common Stock	(22)
Stock Option Exercises	2

Balance at End of Period	483

Capital in Excess of Par Value —
Balance at Beginning of Period	—
Retirement of Common Stock	(7,820)
Share Based Activity	6,252
Stock Option Exercises	1,568

Balance at End of Period	—

Retained Earnings —
Balance at Beginning of Period	465,639
Dividends Declared to Stockholders	(25,861)
Retirement of Common Stock	(67,679)
Net Earnings	166,104

Balance at End of Period	538,203

Accumulated Other Comprehensive Losses —
Balance at Beginning of Period	(1,404)

Balance at End of Period	(1,404)

Total Stockholders’ Equity	$537,282

     The following is a summary of shares repurchased during the three and nine month periods ended December 31, 2006 and 2005, respectively:

	For the Three Months		For the Three Months
	Ended December 31, 2006		Ended December 31, 2005
	Shares	Average Price	Shares	Average Price
	Purchased	Paid Per Share	Purchased	Paid Per Share
Common Stock	780,000	$32.52	2,850,600	$39.65

	For the Nine Months		For the Nine Months
	Ended December 31, 2006		Ended December 31, 2005
	Shares	Average Price	Shares	Average Price
	Purchased	Paid Per Share	Purchased	Paid Per Share
Common Stock	2,156,800	$35.02	4,407,963	$36.21
(F) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $11.4 million and $4.0 million for the nine months ended December 31, 2006 and 2005, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2006 and 2005, were $75.4 million and $52.3 million, respectively.
(G) COMPREHENSIVE INCOME
     Comprehensive income for the three and nine month periods ended December 31, 2006 and 2005 was identical to net income for the same periods.
     As of December 31, 2006, the Company has an accumulated other comprehensive loss of $1.4 million, net of income taxes of $0.8 million, in connection with recognizing an additional minimum pension liability. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans.
(H) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	December 31, 2006	March 31, 2006
	(dollars in thousands)
Raw Materials and Material-in-Progress	$13,354	$15,494
Gypsum Wallboard	7,855	6,621
Finished Cement	8,433	10,978
Aggregates	5,132	3,536
Paperboard	3,851	5,579
Repair Parts and Supplies	25,543	23,962
Fuel and Coal	2,495	1,629

	$66,663	$67,799

(I) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Weighted-Average Shares of Common Stock Outstanding	48,354,882	52,556,763	49,415,067	53,369,853

Common Equivalent shares:
Assumed Exercise of Outstanding Dilutive Options	1,604,967	1,720,437	1,621,639	1,801,842
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(1,018,219)	(1,094,406)	(989,804)	(1,150,344)
Restricted Shares	69,723	55,674	70,779	47,133

Weighted-Average Common and Common Equivalent Shares Outstanding	49,011,353	53,238,468	50,117,681	54,068,484

     For the three and nine month periods ended December 31, 2006, 154,699 and 150,945 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.
(J) CREDIT FACILITIES
Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2006, the Company had $342.3 million of borrowings available under the Bank Credit Facility.
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
(K) SEGMENT INFORMATION
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

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
		(dollars in thousands)
Revenues -
Gypsum Wallboard	$114,411	$122,450	$399,685	$344,394
Cement	77,738	66,549	258,040	220,446
Paperboard	29,913	31,478	97,612	98,875
Concrete and Aggregates	24,712	21,904	76,659	69,331
Other, net	483	—	3,762	2,279

Sub-total	247,257	242,381	835,758	735,325

Less: Intersegment Revenues	(14,402)	(15,973)	(49,381)	(49,508)
Less: Joint Ventures	(18,676)	(14,893)	(55,756)	(47,719)

Net Revenues	$214,179	$211,515	$730,621	$638,098

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands)
Intersegment Revenues –
Cement	$2,654	$1,345	$7,491	$4,622
Paperboard	11,281	14,322	40,664	43,722
Concrete and Aggregates	467	306	1,226	1,164

	$14,402	$15,973	$49,381	$49,508

Cement Sales Volumes (M tons) –
Wholly Owned	572	556	1,994	1,908
Joint Ventures	207	190	619	623

	779	746	2,613	2,531

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
		(dollars in thousands)
Operating Earnings –
Gypsum Wallboard	$41,577	$38,856	$164,370	$103,782
Cement	16,644	20,057	73,568	58,727
Paperboard	4,990	4,195	14,447	17,447
Concrete and Aggregates	4,320	1,321	13,106	7,999
Other, net	483	(348)	3,762	1,932

Sub-total	68,014	64,081	269,253	189,887

Corporate General and Administrative	(5,622)	(3,835)	(15,034)	(10,900)

Earnings Before Interest and Income Taxes	62,392	60,246	254,219	178,987
Interest Expense, net	(1,041)	(1,380)	(3,920)	(4,210)

Earnings Before Income Taxes	$61,351	$58,866	$250,299	$174,777

Cement Operating Earnings –
Wholly Owned	$9,048	$14,005	$48,974	$40,266
Joint Ventures	7,596	6,052	24,594	18,461

	$16,644	$20,057	$73,568	$58,727

Capital Expenditures(1) –
Gypsum Wallboard	$25,747	$355	$70,231	$2,259
Cement	5,578	9,241	21,756	32,570
Paperboard	1,382	859	4,951	3,424
Concrete and Aggregates	3,151	1,869	5,362	8,327
Other	3	16	42	5,376

	$35,861	$12,340	$102,342	$51,956

Depreciation, Depletion and Amortization(1) –
Gypsum Wallboard	$4,137	$4,217	$12,478	$12,564
Cement	2,623	2,547	7,920	7,426
Paperboard	2,080	2,021	6,222	6,022
Concrete and Aggregates	795	738	2,422	2,178
Other, net	216	306	639	625

	$9,851	$9,829	$29,681	$28,815

	As of
	December 31,	March 31,
	2006	2006
Identifiable Assets(1) –
Gypsum Wallboard	$373,401	$335,985
Cement	285,925	257,976
Paperboard	172,320	179,776
Concrete and Aggregates	53,140	46,799
Corporate and Other	79,149	68,380

	$963,935	$888,916

(1)	Basis in conforms with equity method accounting.

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

	December 31, 2006	March 31, 2006
	(dollars in thousands)
Gypsum Wallboard	$37,842	$37,842
Cement	5,359	5,359
Paperboard	2,446	2,446

	$45,647	$45,647

     On January 19, 2007, the Company paid an additional $3.0 million in connection with its purchase of the 50% interest in Illinois Cement Company which it did not own. Based on the original purchase agreement, the Company is required pay an additional $3.0 million if Illinois Cement Company completed expansion prior to January 11, 2010. The $3.0 million paid will increase the amount of goodwill attributable to the Cement segment to $8,359.
     Combined summarized financial information for the Joint Venture operation for the three and nine month periods ended December 31, 2006 and 2005, that are not consolidated is set out below (this combined summarized financial information includes the total amounts for the Joint Venture and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
		(dollars in thousands)
Revenues	$36,317	$28,217	$107,594	$90,216
Gross Margin	$16,203	$13,189	$47,531	$39,768
Earnings Before Income Taxes	$15,192	$12,103	$49,189	$36,817

	As of
	December 31,	March 31,
	2006	2006
Current Assets	$46,044	$36,056
Non-Current Assets	$51,313	$29,104
Current Liabilities	$12,918	$10,503
(L) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
		(dollars in thousands)
Interest (Income)	$(542)	$(501)	$(1,870)	$(560)
Interest Expense	2,847	2,230	8,457	4,897
Interest Capitalized	(1,374)	(569)	(2,988)	(569)
Other Expenses	110	220	321	442

Interest Expense, net	$1,041	$1,380	$3,920	$4,210

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with bank borrowings, Senior Notes, the accounts receivable securitization facility and commitment fees based on the unused portion of the Bank Credit Facility. Other expenses include amortization of debt issue costs and Bank Credit Facility costs. Interest capitalized relates to the expansion projects at Illinois Cement Company and American Gypsum Company. During the quarter ended December 31, 2006 the expansion project at Illinois Cement Company was completed, therefore no additional interest will be capitalized with respect to this project.
(M) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2006, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.
     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands)
Accrual Balances at Beginning of Period	$6,288	$5,774	$5,456	$4,905
Insurance Expense Accrued	791	1,186	2,934	3,478
Payments	(448)	(674)	(1,759)	(2,097)
Other	—	—	—	—

Accrual Balances at End of Period	$6,631	$6,286	$6,631	$6,286

     The Company is currently contingently liable for performance under $7.5 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.
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
     The Internal Revenue Service (“IRS”) is in the process of conducting an audit of the Company’s federal income tax returns for the fiscal years ended March 31, 2001, 2002 and 2003. Although the IRS has not yet proposed any adjustments to the Company’s tax returns, it has informally indicated it may propose adjustments to the depreciation deductions claimed by the Company with respect to the increased tax basis in strategic assets acquired by the Company from Republic Group LLC in November 2000. The Company has recognized tax benefits of approximately $44 million related to these assets for the periods under audit. The IRS has not indicated it has any other issues in the audit. The Company believes that it has a substantial basis for its tax positions and intends to contest any adjustments that may be proposed by the IRS.

(N) INCOME TAXES
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended December 31, 2006 was 33.3%. As of December 31, 2006, the estimated overall tax rate for fiscal 2007 was 33.6%.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
OVERVIEW
     Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine months ended December 31, 2006 and 2005, reflects the Company’s four businesses segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     Our operations, depending on each business segment, range from local in nature to national businesses; therefore, we have operations in a variety of geographic markets, subjecting our businesses to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers. Our cement companies are located in geographic areas west of the Mississippi River and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates are tied more closely to the economies of the local and regional markets, which may fluctuate more widely than the nation as a whole.
     Nationally, total construction spending remains strong; however, the severe slowdown in residential construction is causing downward pressure on sales prices and volumes. Total wallboard shipments declined 3% during calendar 2006 as compared to 2005, with the majority of the decline occurring in the last six months of the calendar year. This decline has caused industry shipments for the quarter ended December 31, 2006 to decline approximately 16% as compared to the same quarter in 2005. We expect continued declines in wallboard sales and production during calendar 2007, with average industry utilization expected to be in the low to mid 80% range. Cement demand remains strong nationally, with imported cement accounting for approximately 30% of the total cement shipments. This demand, coupled with the increase in price for purchased cement, continues to place upward pressure on the sales price of finished cement.
     Continued declines in the residential homebuilding sector, both nationally and in the regions where we have operations, or downturns in the non-residential construction industry, could have an adverse effect on our business, financial condition and results of operations for the fiscal year ending March 31, 2007 and future fiscal years.
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

RESULTS OF OPERATIONS
Consolidated Results
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands)
REVENUES
Gypsum Wallboard	$114,411	$122,450	$399,685	$344,394
Cement (2)	77,738	66,549	258,040	220,446
Paperboard	29,913	31,478	97,612	98,875
Concrete & Aggregates	24,712	21,904	76,659	69,331
Other, net	483	—	3,762	2,279

Sub-total	247,257	242,381	835,758	735,325
Less: Intersegment Revenues	(14,402)	(15,973)	(49,381)	(49,508)
Less: Joint Venture Revenues	(18,676)	(14,893)	(55,756)	(47,719)

Total	$214,179	$211,515	$730,621	$638,098

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands)
OPERATING EARNINGS(1)
Gypsum Wallboard	$41,577	$38,856	$164,370	$103,782
Cement (2)	16,644	20,057	73,568	58,727
Paperboard	4,990	4,195	14,447	17,447
Concrete & Aggregates	4,320	1,321	13,106	7,999
Other, net	483	(348)	3,762	1,932

Total	$68,014	$64,081	$269,253	$189,887

(1)	Prior to Corporate General and Administrative expenses and Interest expense.

(2)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in Joint Venture’s results.

Operating Earnings.
     Consolidated operating earnings increased 6% and 42% for the three and nine month periods ended December 31, 2006, respectively, as compared to the similar periods ended December 31, 2005. The primary reason for the increases was that all of our segments, with the exception of Recycled Paperboard, have been positively impacted by increased net sales prices during the three and nine month periods ended December 31, 2006 as compared to the similar periods in 2005. During the three month period ended December 31, 2006, the Company’s cement plant in Illinois was down for forty-five days as part of the completion of the plant expansion, resulting in a decline in cement operating earnings during the three month period. The increased sales prices experienced during the three and nine month periods ended December 31, 2006 have been partially offset by increased purchased cement costs and transportation, as well as declines in sales volumes for the Wallboard and Aggregates segments.
Other Income.
     Other income consists of a variety of items that are non-segment in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. The increase in other income during the nine month period ended December 31, 2006 as compared to 2005 is due primarily to the receipt of anti-dumping duties received in September 2006.
Corporate Overhead.
     Corporate general and administrative expenses for the three months ended December 31, 2006 were $5.6 million compared to $3.8 million for the comparable prior year period and $15.0 million for the nine month period ended December 31, 2006 compared to $10.9 million for the prior year to date period. The increase is primarily the result of increased stock and incentive compensation expenses.
Net Interest Expense.
     Net interest expense was $1.0 million and $1.4 million for the three months ended December 31, 2006 and 2005, respectively, and $3.9 million and $4.2 million for the nine months ended December 31, 2006 and 2005, respectively. Decreases in interest expense are due primarily to the increase in interest income from increased cash levels, the capitalization of interest related to the expansion and modernization at Illinois Cement Company and the startup of construction on the greenfield wallboard plant in Georgetown, South Carolina, partially offset by increased interest expense from the increase in borrowings.
Income Taxes.
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The effective tax rate for the three months ended December 31, 2006 was 33.3%, less than the 33.6% effective rate for the nine months ended December 31, 2006. The increase in the overall rate as compared to the rate for the three months ended December 31, 2006 is due to the recording in the first quarter of fiscal 2007 of Texas margin tax in accordance with the new state law. As of December 31, 2006, the estimated overall tax rate for fiscal 2007 was 33.6%.
Net Income.
     Pre-tax earnings of $61.4 million were 4% above last year’s third quarter pre-tax earnings of $58.9 million. Net earnings of $40.9 million increased 5% from net earnings of $39.0 million for last fiscal year’s third quarter. Diluted earnings per share of $0.83 were 14% higher than the $0.73 for last year’s same quarter. Year-to-date net earnings of $166.1 million increased 42% from net earnings of $117.2 million for the comparable year ago period.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands, except for square footage amounts)
Gross Revenues, as Reported	$114,411	$122,450	(7%)	$399,685	$344,394	16%
Freight and Delivery Costs	(20,064)	(21,872)	(8%)	(66,580)	(66,520)	—%

Net Revenues	$94,347	$100,578	(6%)	$333,105	$277,874	20%

Sales Volume (MMSF)	590	699	(16%)	1,982	2,108	(6%)
Average Net Sales Price	$159.73	$143.98	11%	$168.03	$131.85	27%
Freight	$34.01	$31.29	9%	$33.59	$31.56	6%
Operating Margin	$70.47	$55.59	27%	$82.93	$49.23	68%
Operating Earnings	$41,577	$38,856	7%	$164,370	$103,782	58%

Revenues:	Wallboard sales revenues decreased during the three month period ended December 31, 2006 as compared to 2005 as a result of slowing residential homebuilding. Revenues for the nine month period ended December 31, 2006 increased over revenues for the comparable period in 2005 due primarily to higher average sales prices.

Operating Margins:	Wallboard operating margins increased during the three and nine month periods ended December 31, 2006 as compared to the same periods in 2005 primarily due to increased sales prices offset slightly by the increased costs of transportation and reduction in sales volume.

Outlook:	Single family residential housing, which consumes approximately 50% of our wallboard production, has slowed over the last six months of calendar 2006 from historic highs. This slowdown has not significantly impacted our results during the first nine months of fiscal 2007 as compared to fiscal 2006; however, continued decreases in demand may result in declining industry capacity utilization and lower industry pricing.

CEMENT OPERATIONS (1)

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
			(dollars in thousands, except for per ton amounts)
Gross Revenues, Including Intersegment	$77,738	$66,549	17%	$258,040	$220,446	17%
Freight and Delivery Costs billed to customers	(4,638)	(4,432)	5%	(16,456)	(14,565)	13%

Net Revenues	$73,100	$62,117	18%	$241,584	$205,881	17%

Sales Volume (M Tons)	779	746	4%	2,613	2,531	3%
Average Net Sales Price	$93.81	$83.24	13%	$92.45	$81.34	14%
Operating Margin	$21.37	$26.88	(20%)	$28.15	$23.20	21%
Operating Earnings	$16,644	$20,057	(17%)	$73,568	$58,727	25%

(1) Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of Joint Venture’s results.

Revenues:	Increases in cement revenues during the three and nine month periods ended December 31, 2006 as compared to 2005 are primarily due to record high sales prices and sales volumes during the quarter ended December 31, 2006.

Operating Margins:	The decline in operating margins during the three month period ended December 31, 2006 as compared to 2005 was due primarily to the increase in the amount of low margin purchased cement sold as a percentage of total cement sales, offset partially by the increase in average sales price. The Company shut down production of its Illinois Cement plant for approximately 45 days during November and December 2006 to complete the previously announced expansion project. During the shutdown, the Company continued to purchase clinker, which it converted to finished cement and sold, increasing the percentage of purchased cement sold as a percentage of total cement sales. Operating margins increased during the nine month period ended December 31, 2006 as compared to 2005 primarily as a result of increased sales prices and sales volume, partially offset by increased costs of fuel and power and a higher percentage of sales of purchased cement to total cement sold.

Outlook:	Nationally, demand for cement is expected to remain strong throughout calendar year 2007, with imports expected to fulfill approximately 30% of the U.S. construction industry demand. Strong infrastructure spending during calendar year 2006 continued to keep demand at a historical high, resulting in an increase in shipments of Portland cement in the U.S. of approximately 1% through October 2006 as compared to the similar period in the prior year. While pricing remains strong, poor weather in certain of the Company’s markets in the fourth quarter of fiscal 2007 has delayed previously announced price increases.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
		(dollars in thousands, except for per ton amounts)
Gross Revenues, Including Intersegment	$29,913	$31,478	(5%)	$97,612	$98,875	(1%)
Freight and Delivery Costs billed to customers	(589)	(620)	(5%)	(2,278)	(2,027)	12%
Net Revenues	$29.324	$30,858	(5%)	$95,334	$96,848	(2%)

Sales Volume (M Tons)	65	67	(3%)	212	209	1%
Average Net Sales Price	$455.82	$462.95	(2%)	$450.70	$463.93	(3%)
Unit Production Costs	$379.05	$400.37	(5%)	$382.55	$380.45	1%
Operating Margin	$76.77	$62.61	23%	$68.15	$83.48	(18%)
Operating Earnings	$4,990	$4,195	19%	$14,447	$17,447	(17%)

Revenues:	Revenues for the three and nine month periods ended December 31, 2006 declined as compared to the similar periods in 2005 primarily due to the decrease in net sales price, offset slightly by the increase in volume.

Operating Margins:	Operating margins increased for the three month period ended December 31, 2006 as compared to 2005 primarily due to reductions in the cost of natural gas, partially offset by lower average net sales prices. Operating margins for the nine month period ended December 31, 2006 decreased as compared to the similar period in 2005 primarily due to lower net sales prices and increases in the cost of paper stock, partially offset by decreases in the cost of natural gas and chemicals.

Outlook:	Similar to the decline in demand for Gypsum Wallboard volume, market demand for gypsum paper continues to decline and may adversely impact future earnings by shifting production from gypsum paper to lower margin containerboard. Additionally, any future changes in the price of natural gas or paper stock, both positively or negatively, may significantly impact our operating margins.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
		(dollars in thousands, except for cubic yard and per ton amounts)}
Gross Revenues, Including Intersegment	$24,712	$21,904	13%	$76,659	$69,331	11%
Sales Volume –
M Cubic Yards of Concrete	221	210	5%	692	683	1%
M Tons of Aggregates	1,201	1,396	(14%)	3,969	4,584	(13%)
Average Net Sales Price
Concrete – per cubic yard	$73.34	$64.32	14%	$70.95	$61.32	16%
Aggregates – per ton	$6.97	$5.91	18%	$6.84	$5.83	17%
Operating Earnings	$4,320	$1,321	227%	$13,106	$7,999	64%

Revenues:	Concrete and Aggregates revenues increased for the three and nine month periods ended December 31, 2006 as compared to 2005 primarily due to the increased net sales price, despite reduced aggregate sales volumes. Reductions in aggregate sales volumes during the three and nine month periods ended December 31, 2006 as compared to 2005 are primarily due to poor weather during the first quarter and the slowdown in the northern California market.

Operating Margins:	Increases in concrete operating earnings for the three and nine month periods ended December 31, 2006 as compared to 2005 primarily are due to the increased net sales price, partially offset by the increase in cost of materials, particularly cement. Increases in aggregates operating earnings for the three and nine month periods ended December 31, 2006 as compared to 2005 primarily are due to the increased net sales price, partially offset by the reduction in volume and the increase in cost of materials.

Outlook:	Market conditions are expected to remain strong for concrete and aggregates. Two concrete plant sites commenced operation during the second quarter of fiscal 2007 are expected to continue to improve concrete sales volume as well as improve overall truck utilization and reduce delivery costs per unit.

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
Recently Issued Accounting Standards
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Nine Months
	Ended December 31,
	2006	2005
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$207,566	$163,938
Investing Activities:
Capital Expenditures and Other Investing Activities	(102,342)	(51,956)

Net Cash Used in Investing Activities	(102,342)	(51,956)

Financing Activities:
Issuance of Senior Notes	—	200,000
Reduction in Long-term debt	—	(54,000)
Reduction in Note Payable	—	(30,800)
Retirement of Common Stock	(75,522)	(159,637)
Dividends Paid to Stockholders	(26,210)	(16,191)
Excess Tax Benefit from Share Based Payment Arrangements	1,969	—
Proceeds from Stock Option Exercises	1,570	1,599

Net Cash used in Financing Activities	(98,193)	(59,029)

Net Increase in Cash	$7,031	$52,953

     The $43.6 million increase in cash flows from operating activities for the nine months ended December 31, 2006 was largely attributable to increased earnings and a decrease in accounts receivable.
     Working capital at December 31, 2006, was $86.6 million compared to $112.0 million at March 31, 2006. The decrease is due primarily to cash expenditures for the plant expansion at Illinois Cement Company, the greenfield wallboard plant in South Carolina and share repurchases during the nine month period ended December 31, 2006.
     Total debt of $200 million remained consistent at December 31, 2006 as compared to March 31, 2006. Debt-to-capitalization at December 31, 2006, was 27.1% compared to 30.1% at March 31, 2006, while net debt-to-capitalization was 20.5% and 23.8% at December 31, 2006 and March 31, 2006, respectively.
     Based on our financial condition and results of operations as of and for the nine months ended December 31, 2006, along with the projected net earnings for the remainder of Fiscal 2007, we believe that our internally generated cash flow coupled with funds available under our bank facility will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2007. The Company was in compliance at December 31, 2006 and during the nine months ended December 31, 2006 with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
     Cash and cash equivalents totaled $61.8 million at December 31, 2006, compared to $54.8 million at March 31, 2006.

Debt Financing Activities.
Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2006, the Company had $342.3 million of borrowings available under the Bank Credit Facility.
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

Cash used for Share Repurchases.

	Common Stock
	Shares	Average Price Paid
	Purchased	Per Share
April 1 through April 30, 2006	—	$—
May 1 through May 31, 2006	—	—
June 1 through June 30, 2006	—	—

Quarter 1 Totals	—	$—

July 1 through July 31, 2006	—	$—
August 1 through August 31, 2006	1,376,800	36.43
September 1 through September 30, 2006	—	—

Quarter 2 Totals	1,376,800	$36.43

October 1 through October 31, 2006	780,000	$32.52
November 1 through November 30, 2006	—	—
December 1 through December 31, 2006	—	—

Quarter 3 Totals	780,000	$32.52

Year-to-Date Totals	2,156,800	$35.02

     As of December 31, 2006, we had remaining authorization to purchase 6,000,000 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs, or directions established from time to time by the Company’s management, including plans intended to comply with the safe-harbor provided by Rule 10b5-1.
Dividends.
     Dividends paid in the nine months of 2006 and 2005 were $26.2 million and $16.2 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.
Capital Resources.
     The following table compares capital expenditures:

	For the Nine Months
	Ended December 31,
	2006	2005
	(dollars in thousands)
Land and Quarries	$2,741	$1,052
Plants	96,858	38,567
Buildings, Machinery and Equipment	2,743	12,337

Total Capital Expenditures	$102,342	$51,956

     For fiscal 2007, we expect expenditures of the following: approximately $150 million (approximately $75 million greater than our fiscal 2006 levels), with the year-over-year increase due primarily to the completion of the expansion of Illinois Cement and construction of the new wallboard plant in Georgetown, South Carolina. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

GENERAL OUTLOOK
     See Outlook discussions in each of our segment operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At December 31, 2006 there were no outstanding borrowings under the Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II.	Other Information

Item 1A.	Risk Factors
     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction) could have a material adverse effect on our business, financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates would likely result in higher interest expense related to borrowings under our credit facilities.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for our principal products, gypsum wallboard and cement, are currently at levels higher than those experienced in recent years. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass all of the increases through to our customers, which would reduce our operating margin.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be adversely affected by regulatory issues affecting its customers.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard segment. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.
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
Item 5. Other Information
     The Board of Directors of the Company has determined that the 2007 annual meeting of stockholders of the Company will be held on August 2, 2007. This represents a change from the date previously announced in the Company’s proxy statement for its last annual stockholders meeting. Accordingly, certain of the deadlines for submission of shareholder proposals to be considered at the 2007 annual stockholders meeting and related matters have been revised and are summarized below.
     In order to be considered for inclusion in the Company’s proxy material for the 2007 annual meeting of stockholders, stockholder proposals must be received at our executive offices, addressed to the attention of the Secretary, not later than February 20, 2007.
     In the case of any proposal that is not submitted for inclusion in our proxy material for the 2007 annual meeting of stockholders but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Securities Exchange Act of 1934 permits the Company’s management to exercise discretionary voting authority under proxies it solicits unless the Company is notified about the proposal on or before May 4, 2007, and the stockholder satisfies the other requirements of Rule 14a-4(c). Our Bylaws provide that, to be considered at the 2007 annual meeting, a stockholder proposal must be submitted in writing and received by our Secretary at the executive offices of the Company during the period beginning on February 3, 2007 and ending on May 4, 2007, and must contain the information specified by and otherwise comply with our Bylaws. Any stockholder wishing to receive a copy of our Bylaws should direct a written request to our Secretary at the Company’s principal executive office.

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

EAGLE MATERIALS INC.

Registrant

February 6, 2007	/s/STEVEN R. ROWLEY

Steven R. Rowley President and Chief Executive Officer (principal executive officer)

February 6, 2007	/s/ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr. Senior Vice President, Treasurer and Chief Financial Officer (principal financial and chief accounting officer)