Form 10-K
period 2007-03-31
EAGLE MATERIALS INC
filed 2007-05-29
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended
March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the Company at September 29, 2006 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $1.652 billion.
As of May 23, 2007, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	47,980,097
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 2, 2007 are incorporated by reference in Part III of this Report.

PART I
ITEM 1. BUSINESS
OVERVIEW
          Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we” or “us”) is a manufacturer of basic building materials including gypsum wallboard, cement, gypsum and non-gypsum paperboard and concrete and aggregates. We were founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”) and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004 when Centex completed a tax free distribution of its shares to its shareholders (the “Spin-off”). Since the date of the Spin-off, we are no longer affiliated with Centex. Today, our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement in four regional markets and for the twenty-first consecutive year we have sold 100% of our cement production capacity. At March 31, 2007 we operated four gypsum wallboard plants (five board lines), four cement plants (six kilns, one of which belongs to our joint venture company), one gypsum paperboard plant, nine concrete batching plants and two aggregates facilities.
     Fiscal year 2007 represented a record year for the Company in several regards, such as:
•	The highest fiscal year operating earnings in our history, due principally to record operating earnings of both our gypsum wallboard and cement segments;

•	We completed the twenty-first consecutive year of selling all of our cement production, as well as setting a fiscal year sales record for volume with over 3.2 million tons of cement sold;

•	Completed the expansion of Illinois Cement Company on-time and under-budget; and

•	Began construction of the new greenfield wallboard plant in Georgetown, South Carolina, which is expected to be completed and operational by December 2007.
          Over the last several years the Company has maintained the goal of pursuing strategic growth opportunities through expansion or acquisition, while continuing to be a low cost producer. During fiscal 2007, the Company focused on the following goals:
     Expanding our Wallboard Operation:
          The Company began construction in March 2006 of a new $150 million wallboard plant in Georgetown, South Carolina, which will utilize synthetic gypsum as our primary raw material. Construction is currently on-time and on-budget, and is expected to be completed and operational in December 2007. The new wallboard plant is expected to add 750 million square feet of production capacity to our gypsum wallboard segment.
     Expanding on Our Existing Asset Position in Our Cement Business:
•	We completed the $65 million expansion of Illinois Cement Company, increasing clinker capacity 70% to 1.0 million tons. The expansion was completed in December 2006 and became fully operational in January 2007.

•	The Company is developing its plans to expand and modernize our Nevada Cement Company plant and our Mountain Cement Company plant. The plans will expand the per plant production capacity of Nevada Cement Company and Mountain Cement Company to 1.0 million tons each of clinker annually representing an increase in production of 60% and 100%, respectively. We anticipate beginning the modernization of the plants during the first half of calendar 2008, with the completion of Nevada Cement expected to be in mid calendar 2009 and the completion of Mountain Cement to be in late calendar 2009. We anticipate investing a total of approximately $320 million for both projects.

•	After the completion of the modernization and expansions of our Nevada Cement and Mountain Cement plants, along with the Illinois Cement expansion, our total net clinker capacity is expected to increase by 50% to 3.7 million tons per year and our total cement capacity is expected to increase to approximately 4.1 million tons per year.
          We continue to be committed to our goal of being a low cost producer in each of the markets in which we compete through disciplined investment and engineered operational execution. We will also continue to focus on expansion of our geographic footprint through acquisition or expansion of existing facilities that provide increased profitability for our shareholders.
INDUSTRY SEGMENT INFORMATION
          For management and financial reporting purposes, our businesses are separated into four segments: Gypsum Wallboard; Cement; Recycled Paperboard; and Concrete and Aggregates. A description of these business segments can be found on pages 3 - 12.
          The following table presents revenues and earnings before interest and income taxes contributed by each of our industry segments during the periods indicated. We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. The Company owns a 50% interest in the joint venture and accounts for its interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Prior to January 11, 2005, we reported our 50% interest in the Illinois Cement Company consistent with that of Texas Lehigh Cement Company. Consequently, the information presented below and for the remainder of this Form 10-K includes the 50% interest in Illinois Cement through January 10, 2005 (the date we acquired the other 50%) and our 100% interest in Illinois Cement for the period from January 11, 2005 through March 31, 2005, and for all of fiscal 2006 and 2007. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (G) of the Notes to the Consolidated Financial Statements on pages 50 - 53.

	For the Fiscal Years Ended March 31,
	2007	2006	2005
	(dollars in millions)
Revenues:
Gypsum Wallboard	$511.6	$479.1	$350.1
Cement	321.9	285.3	211.3
Paperboard	127.5	133.5	125.2
Concrete and Aggregates	97.3	89.8	70.8
Other, net	4.5	2.3	0.2

Sub-total	1,062.8	990.0	757.6
Less: Intersegment Revenues	(63.9)	(65.1)	(58.8)
Less: Joint Ventures Revenues	(76.5)	(65.2)	(82.3)

Total Net Revenues	$922.4	$859.7	$616.5

	For the Fiscal Years Ended March 31,
	2007	2006	2005
	(dollars in millions)
Operating Earnings:
Gypsum Wallboard	$198.1	$154.2	$81.6
Cement	92.2	78.3	57.6
Paperboard	19.0	20.1	25.4
Concrete and Aggregates	16.2	9.6	7.7
Other, net	4.5	1.5	(0.7)

Sub-total	330.0	263.7	171.6
Corporate Overhead	(20.3)	(16.4)	(10.3)

Earnings Before Interest and Income Taxes	$309.7	$247.3	$161.3

     Net revenues (net of joint venture and intersegment revenue, see Note (G) of the Notes to the Consolidated Financial Statements) for the past three years from each of our business segments, expressed as a percentage of total net revenues were as follows:

	For the Fiscal Years Ended March 31,
	2007	2006	2005
Percentage of Total Net Revenues:
Gypsum Wallboard	55.5%	55.8%	56.8%
Cement	25.6	24.9	20.4
Paperboard	8.1	8.9	11.5
Concrete and Aggregates:
Readymix Concrete	6.7	6.5	6.8
Aggregates	3.6	3.9	4.5

Sub-total	10.3	10.4	11.3
Other, net	0.5	—	—

Total Net Revenues	100.0%	100.0%	100.0%

GYPSUM WALLBOARD OPERATIONS
     Company Operations. We currently own and operate four gypsum wallboard manufacturing facilities, and are constructing a fifth wallboard facility in Georgetown, South Carolina which we expect will become operational during December 2007. There are four primary steps in the manufacturing process: (1) gypsum is mined and extracted from the ground; (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial construction.

The following table sets forth certain information regarding our plants:

	Annual Gypsum	Estimated Minimum
	Wallboard Capacity	Gypsum		Estimated Gypsum
Location	(MMSF)(1)	Rock Reserves (years)		Reserve (million tons)
Albuquerque, New Mexico	430	50+	(2)(3)	39	(2)
Bernalillo, New Mexico	495	50+	(2)(3)	39	(2)
Gypsum, Colorado	690	25	(4)	15
Duke, Oklahoma	1,285	29	(4)(5)	31

Total Current Capacity	2,900
Georgetown, South Carolina	750 (7)	60	(6)	-	(6)

Total	3,650

(1)	Million Square Feet (“MMSF”).

(2)	The same reserves serve both New Mexico plants.

(3)	Includes mining claims and leased reserves.

(4)	Includes both owned and leased reserves.

(5)	Additional reserves available.

(6)	The Company has a sixty year supply agreement with Santee Cooper for synthetic gypsum.

(7)	Georgetown, South Carolina plant is currently under construction.
     Our gypsum wallboard production totaled 2,638 MMSF in fiscal 2007 and 2,833 MMSF in fiscal 2006. Total gypsum wallboard sales were 2,610 MMSF in fiscal 2007 and 2,832 MMSF in fiscal 2006. Total wallboard production as a percentage of current rated capacity was 91% in fiscal 2007 and 98% in fiscal 2006. The Company’s operating rates were consistent with industry average capacity utilization in fiscal 2007 and its plants operated at full capacity during fiscal 2006 because of record wallboard demand.
     Raw Materials and Fuel Supplies. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We do not presently use synthetic gypsum although we have a supply agreement with Santee Cooper, a South Carolina utility company, to utilize this material at our facility currently under construction in South Carolina. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. The term of the Zia lease continues for so long as gypsum is produced in paying quantities, as defined in the legal agreement. The term of the State lease continues for so long as annual lease payments are made. We do not anticipate any problems in continuing to extend the term of these leases for the foreseeable future. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer mines encompassing 2,300 acres. Mineral rights are held on an additional 108 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 23 million tons of gypsum in the area of Duke, Oklahoma, with an additional 8 million tons controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable costs when needed.
     Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is the largest cost component in the manufacture of gypsum wallboard currently representing approximately one-third of the cost of production.
     Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in March 2008 for Colorado, October 2007 for New Mexico and Oklahoma. If the agreements are not renewed, we expect to be able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for the Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs currently represent approximately 20% of the production costs.
     Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which the Company estimates accounted for approximately 42%, 33%, 24% and 1%, respectively, of calendar 2006 industry sales. The gypsum wallboard industry remains highly cyclical; weakening new residential construction has been partially offset by the growth in the repair and remodeling and commercial construction segments. Also, demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.
     We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 11% of our total gypsum wallboard sales during fiscal 2007. The loss of this customer could have a material adverse effect on our financial results.
     Gypsum wallboard is sold on a delivered basis, mostly by truck. Although truck rates have generally been negotiated for the remainder of calendar year 2007, increases in fuel costs are difficult to pass on to the customers and could negatively impact our net revenues if significant or prolonged surcharges were implemented by the carriers.
     Although gypsum wallboard is distributed principally in regional areas, the Company and certain other industry producers have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 241 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in Albuquerque, New Mexico and four reload yards in Arizona, California and Illinois. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts. During fiscal 2007, approximately 25% of our sales volume of gypsum wallboard was transported by rail. Equipment availability for both rail and truck shipments is expected to increase during fiscal 2008.
     Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of 76 plants. We estimate that the three largest producers — USG Corporation, National Gypsum Company and Koch Industries — account for approximately 65% of gypsum wallboard sales in the U.S. In general, a number of our competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than the Company. Furthermore, certain of our competitors operate vertically integrated gypsum wallboard distribution centers, which may provide them with certain marketing advantages over the Company.
     Competition among gypsum wallboard producers is primarily on a regional basis and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand, and to a lesser extent, on product quality and customer service.
     Currently, wallboard production capacity in the United States is estimated at 37.6 billion square feet per year, a 33% increase from 1998. The Gypsum Association, an industry trade group, estimates that total calendar 2006 gypsum wallboard shipments by U.S. manufacturers were approximately 35.0 billion square feet, the second highest level on record, resulting in average industry capacity utilization of approximately 93%.
     Environmental Matters. The gypsum wallboard industry is subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response,

Compensation, and Liability Act (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of the Company’s gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. The Company does not, and has not, used asbestos in any of its gypsum wallboard products.
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
     Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and at present approximately 80% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

					Estimated
					Minimum
	Rated Annual				Limestone
	Clinker Capacity	Manufacturing	Number of	Dedication	Reserves
Location	(M short tons)(1)	Process	Kilns	Date	(Years)
Buda, TX(2)	1,300	Dry – 4 Stage	1	1983	50+ (5)
		Preheater/
		Pre-calciner
LaSalle, IL	1,000	Dry – 5 Stage	1	2006	36 (5)
		Preheater/
		Pre-calciner
Laramie, WY	640	Dry – 2 Stage	1	1988	30 (6)
		Preheater
		Dry – Long	1	1996
		Dry Kiln
Fernley, NV	505	Dry – Long	1	1964	50+ (6)
		Dry Kiln
		Dry – 1 Stage	1	1969
		Preheater

Total–Gross(3)	3,445

Total–Net(3)(4)	2,795

(1)	One short ton equals 2,000 pounds.

(2)	The amounts shown represent 100% of plant capacity and production. This plant is owned by a separate partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partners’ 50% interest in the Buda, Texas plant.

(5)	Owned reserves.

(6)	Includes both owned and leased reserves.
     The Company’s net cement production, including its 50% share of the cement Joint Venture production, and conversion of purchased clinker, totaled 2.8 million tons in both fiscal 2007 and 2006. Total net cement sales, including the Company’s 50% share of cement sales from the Joint Venture, were 3.2 million tons in both fiscal 2007 and 2006 as all four plants sold 100% of the product they produced. During the past two years, we imported and purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2007, 26% of the cement sold by us was acquired from outside sources, compared to 21% in fiscal 2006. During September 2006, Texas Lehigh Cement Company, our 50% joint venture, acquired a minority interest in an import terminal in Houston, Texas. Texas Lehigh can purchase up to 495,000 short tons annually from the cement terminal.

     Cement production is capital-intensive and involves high initial fixed costs. The Company has announced plans to modernize and expand its Mountain Cement and Nevada Cement facilities. The projects at Nevada Cement Company and Mountain Cement Company are both expected to be completed in mid to late calendar year 2008 and 2009, respectively. Upon completion of these projects, Mountain Cement Company and Nevada Cement Company each will have rated annual clinker capacity of 1.0 million tons, raising total gross cement capacity to 4.4 million tons, and net cement capacity to near 3.7 million tons.
     Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by the Company and located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for at least 30 years. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or purchased from outside suppliers.
     Our cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. The cost of delivered coal and coke rose in fiscal 2007 and is expected to rise again in fiscal 2008. We have not used hazardous waste-derived fuels in our plants although our LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a substitute fuel. Electric power is also a major cost component in the manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements. These agreements may expose us to some production interruptions during periods of power curtailment.
     Sales and Distribution. Demand for cement can be cyclical, because demand for concrete products is derived from demand for construction with over 50% of demand from public works contracts. Recently, construction spending and cement consumption have been stable. The construction sector is also affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Additionally, demand for cement is seasonal, particularly in northern states where inclement winter weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact on the Company of regional construction cycles may be mitigated to some degree by our geographic diversification.
     The following table sets forth certain information regarding the geographic area served by each of our cement plants and the location of our distribution terminals in each area. We have a total of 11 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Principal Geographic Areas	Distribution Terminals
Buda, Texas	Texas and western Louisiana	Corpus Christi, Texas
Houston, Texas
Orange, Texas
Roanoke (Ft. Worth), Texas
Waco, Texas
Houston Cement Company (Joint Venture), Houston, Texas

LaSalle, Illinois	Illinois and southern Wisconsin	Hartland, Wisconsin

Laramie, Wyoming	Wyoming, Utah, Colorado and	Salt Lake City, Utah
	western Nebraska	Denver, Colorado
North Platte, Nebraska

Fernley, Nevada	Northern Nevada and northern California	Sacramento, California

     Cement is distributed directly to our customers mostly through customer pickups by common carriers from plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement sales during fiscal 2007. Sales are made on the basis of competitive prices in each area. As is customary in the industry, the Company does not typically enter into long-term sales contracts.
     Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. The U.S. cement industry is over 80% owned by foreign international companies. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products economically. Therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.
     Cement imports into the U.S. occur primarily to supplement domestic cement production. Cement is typically imported into deep water ports or transported on the Mississippi River system near major population centers to take advantage of lower waterborne freight costs versus higher truck and rail transportation costs that U.S. based manufacturers incur to deliver into the same areas.
     The U.S. Government and the Government of Mexico entered into an agreement in April 2006 providing for the elimination of the antidumping duties imposed by the U.S. on cement imported from Mexico. The agreement provides for a three year transition period during which the volume of Mexican cement imported into the southern tier of the U.S. will be limited to approximately 3 million metric tons per year and the antidumping duty imposed on Mexican cement will be set at $3 per ton. This is not expected to impact cement prices in the short term as the Portland Cement Association (“PCA”) estimates that the current industry wide domestic production capacity is 27% short of domestic consumption.
     The PCA estimates that imports represented approximately 29% of cement used in the U.S. during calendar 2006 as compared with approximately 25% in 2005 and 21% in 2004.
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
     Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency, or EPA, has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’

regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. In 2007, EPA indicated that during 2008 it will provide the public with the information it has collected regarding CKD management practices, and anticipates taking final action on the 2002 announcements in April 2009.
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
     A second industry environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. The Company currently does not use refractory containing chromium and crushes spent refractory brick, which is used as raw feed in the kiln.
     A third industry environmental issue involves the potential regulation of greenhouse gases from cement plants. Carbon dioxide, a byproduct of the cement manufacturing process, is a greenhouse gas that many scientists and others believe contributes to the warming of the Earth’s atmosphere. A recent U.S. Supreme Court decision (Massachusetts v. EPA) relating to regulation of carbon dioxide emissions from automobiles could spur further regulation of greenhouse gasses emitted by industries including the cement industry. Although no restrictions have yet been imposed under federal laws (although a few states have adopted some restrictions), it is possible that cement plants may be targeted because of the large amounts of carbon dioxide generated during the manufacturing process. Any imposition of raw materials or production limitations, fuel-use or carbon taxes or emissions limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on the Company and its results of operations.
     Fourth, the Environmental Protection Agency has promulgated regulations for certain toxic air pollutants, including standards for portland cement manufacturing. The maximum attainable control technology standards require cement plants to test for certain pollutants and meet certain emission and operating standards. Management has no reason to believe, however, that these standards have placed the Company at a competitive disadvantage.
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
RECYCLED PAPERBOARD OPERATIONS
     Company Operations. Our recycled paperboard manufacturing operation, acquired in November 2000, is located in Lawton, Oklahoma. The paperboard company operates a state-of-the-art paper mill producing high-quality, low-basis weight gypsum liner paper for the wallboard industry from 100% recycled fiber. Manufacturing capabilities at Republic, aside from the gypsum liner products, include recycled containerboard grades (linerboard and medium). In addition, to maximize manufacturing efficiencies, recycled industrial paperboard grades (tube/core stock and protective angle board) are produced.
     The Mill. The paperboard operation has a highly technologically advanced paper machine designed for gypsum liner production, providing it with stability and longevity of output. The paper’s uniform cross-

directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines.
     The paperboard operation manufactures high strength gypsum liner that is approximately 20% lighter in basis weight than generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, absorbs less moisture during the gypsum wallboard manufacturing process; therefore, reducing drying requirement and energy (natural gas) usage. The low-basis weight paper also reduces the overall finished board weight, providing wallboard operations with more competitive transportation costs – both the inbound and outbound segments.
     Raw Materials. The principal raw materials are recycled paper fiber (recovered waste paper), water and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink free papers such as news blank and unprinted papers ) is used in the facing paper to produce a white product with customer desired properties.
     Adequate supply of OCC recycled fiber will continue to be available from generators and brokers located within a 600 mile radius of the paper mill. The majority of the recycled fiber purchased is delivered via truck, with the limited remainder (5%) delivered by rail. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal year 2008 is for the waste paper prices to increase moderately, largely due to export demand from China. Current customer contracts include price escalators to compensate for changes in raw material / fiber prices.
     The chemicals used in the paper making operation, including size, retention aids, dry strengths additives, biocides and bacteria controls, are readily available from several manufacturers at competitive prices. We are under contractual agreement with our current supplier and have the opportunity for renewal in fiscal year 2008.
     The manufacture of recycled paperboard involves the use of large volumes of water in the production process. The mill uses water provided under an agreement with the City of Lawton, Oklahoma municipal services. The agreement with the City of Lawton, Oklahoma, which commenced in calendar year 1999, is for a fifteen year term with two automatic five-year extensions, unless the Company notifies the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available, an extended period of general water shortages, legal curtailment of any paper mill’s current water sources or uses, or deterioration of the current quality of water could adversely affect the operations, thereby limiting its production capacity.
     Electricity, natural gas and other utilities rates are available to the Company at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions. In the event that a natural gas curtailment or unfavorable pricing condition should occur, the Lawton mill is equipped to use fuel oil as an alternative fuel in the No.1 boiler.
     Paperboard operations are generally large consumers of energy primarily natural gas and electricity. During fiscal 2007, natural gas pricing was slightly less than the previous year, yielding a savings for the Company; however, prices are expected to increase during fiscal 2008. If natural gas prices continue to increase, they are expected to negatively impact fiscal 2008 production costs and operating earnings. The paper mill is subject to an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which could negatively impact the electricity rates.
     Sales and Distribution. Our manufactured recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2007, approximately 40% of the recycled paperboard sold by the paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 40% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to other gypsum wallboard manufacturers and containerboard manufacturers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard (the Company) and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were purchased during fiscal 2006 by St. Gobain. St. Gobain North American operations function under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.
     Environmental Matters. Prior to November 2000, the Company’s now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, new environmental conditions were uncovered that appear to stem from underground storage tank use on the mill site. The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement with the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”) to respond to those conditions that appear to stem from historic underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The Company and the former owner have each approved and submitted to the Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Oil Inspection Section in calendar 2002. All remediation has been completed and we are awaiting final approval by the State of Colorado.
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
     We produce and distribute readymix concrete from company owned sites north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	43
Austin, Texas	6	86

Total	9	129

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

     The Company’s total net aggregate sales were 4.9 million tons in fiscal 2007 and 5.7 million tons in fiscal 2006. Total aggregates production was 5.6 million tons for fiscal 2007 and 5.8 million for fiscal 2006. A portion of the Company’s total aggregates production is used internally by the Company’s readymix concrete operations.
     Raw Materials. The Company supplies from its manufactured cement facilities approximately 100% and 0% of its cement requirements for its Austin and northern California concrete operations, respectively. The Company supplies approximately 35% and 51%, respectively, of its aggregates requirements for its Austin and northern California concrete operations. The Company obtains the balance of its cement and aggregates requirements from multiple sources in each of these areas.
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
     Sales and Distribution. Demand for readymix concrete and aggregates largely depend on local levels of construction activity. The construction sector is subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s selling area. Our batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by trucks owned by the Company.
     We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. One customer accounted for approximately 12% of our aggregate sales in fiscal 2007. At presently we are attempting to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.
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
     Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. None of our concrete or aggregates operations are presently the subject of any material local, state or federal environmental proceeding or inquiries.
EMPLOYEES
     As of March 31, 2007, we had approximately 1,600 employees.
     As of March 31, 2007, we had approximately 450 employees employed under collective bargaining agreements and various supplemental agreements with local unions.

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
ITEM 1A. RISK FACTORS
     These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for the Company’s products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general, including the continued slow down of home building activity, could have a material adverse effect on the Company’s financial condition and results of operations.

•	Interest rates. The Company’s business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to the Company’s borrowings under its credit facilities.

•	Price fluctuations and supply/demand for our products. The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on our financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely effect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for clean up or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on the Company in the future.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for its products will be affected by regulatory issues affecting its customers.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on the Company’s business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     There are no unresolved staff comments.
ITEM 2. PROPERTIES
     We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which EXP has a 50% interest. Our principal aggregate plants and quarries are located in the Austin, Texas area and Marysville, California. In addition, we operate gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico, Gypsum, Colorado and Duke, Oklahoma and are currently constructing a plant in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. None of our facilities are pledged as security for any debts.
     See “Item 1. Business” on pages 1-12 of this Report for additional information relating to the Company’s properties.
ITEM 3. LEGAL PROCEEDINGS
     We are a party to certain ordinary legal proceedings incidental to our business. In general, although the outcome of litigation is inherently uncertain, we believe that all of the pending litigation proceedings in which the Company or any subsidiary are currently involved are likely to be resolved without having a material adverse effect on the consolidated financial condition or operations of the Company. In connection with the audit of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003, the IRS issued to the Company a Notice of Proposed Adjustment, on May 10, 2007 that proposes to reduce the tax basis of, and disallow a portion of the depreciation deductions claimed by the Company with respect to, assets acquired by the Company from Republic Group LLC in a transaction completed in November 2000 (the “Republic Assets”). See Footnote (H) of the consolidated financial statements for more information.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PRICES AND DIVIDENDS
     As of May 23, 2007, there were approximately 3,000 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.
     The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends paid during these periods:

	Fiscal Year Ended March 31, 2007			Fiscal Year Ended March 31, 2006
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30, 2006	$74.30	$38.04	$0.175	$31.41	$24.19	$0.10
September 30, 2006	$46.62	$33.58	$0.175	$40.26	$30.13	$0.10
December 31, 2006	$44.73	$32.30	$0.175	$41.52	$31.62	$0.10
March 31, 2007	$49.39	$42.84	$0.175	$63.76	$37.76	$0.10
     On March 21, 2007, we announced an increase in the annual dividend to $0.80 per share beginning with the dividend payment scheduled for July 20, 2007.
SHARE REPURCHASES
     The Company’s Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares of the Company’s Common Stock for repurchase since the Company became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized the Company to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 5,495,800 remain eligible for purchase at March 31, 2007. The Company repurchased 2,706,791 shares, 4,547,163 shares and 1,986,600 shares of Common Stock at a cost of $100.4 million, $165.3 million and $43.8 million in the years ended March 31, 2007, 2006 and 2005, respectively.
     The total number of shares purchased in the table below represents shares of Common Stock repurchased pursuant to the Board of Director’s authorization dated November 29, 1998, as amended July 28, 2004, January 24, 2006 and November 7, 2006. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by Company management, based on its evaluation of market and economic conditions and other factors.
     Purchases of the Company’s Common Stock during the quarter ended March 31, 2007 were as follows:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1 through January 31, 2007	—	$—	—
February 1 through February 28, 2007	196,300	$45.69	196,300
March 1 through March 31, 2007	353,691	$44.91	307,900

Quarter 4 Totals	549,991	$45.19	504,200	5,495,800

     The equity compensation plan information set for in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED FINANCIAL DATA (1)
(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2007		2006	2005	2004		2003
Revenues	$922,401		$859,702	$616,541	$502,622		$429,178
Earnings Before Income Taxes	304,288		241,066	158,089	102,123		86,613
Net Earnings	202,664		160,984	106,687	66,901		57,606
Diluted Earnings Per Share	4.07		3.02	1.91	1.19		1.04
Cash Dividends Per Share	0.70	(3)	0.40	0.40	2.15	(2)	0.07
Total Assets	971,410		888,916	780,001	692,975		706,355
Total Debt	200,000		200,000	84,800	82,880		80,927
Stockholders’ Equity	546,046		464,738	485,368	439,022	(2)	479,611
Book Value Per Share At Year End	$11.40		$9.24	$8.88	$7.80		$8.70
Average Diluted Shares Outstanding	49,787		53,330	55,884	56,208		55,572

(1)	The Financial Highlights should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes a special one-time $2.00 per share ($112.9 million total) dividend paid in connection with the Spin-off from Centex Corporation.

(3)	On March 21, 2007 the Company announced that it was increasing its annual dividend payment to $0.80 beginning with the July 20, 2007 dividend payment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
     Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three years ended March 31, 2007, 2006 and 2005 reflects the Company’s four businesses segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     We operate in cyclical commodity businesses. Downturns in overall economic activity usually have a significant adverse effect on these businesses due to decreased demand and reduced pricing. Our operations, depending on each business segment, range from local in nature to national businesses; therefore, we have operations in a variety of geographic markets, subjecting our businesses to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates is tied more closely to the economies of the local and regional markets, which may fluctuate more widely than in the nation as a whole.
     Fiscal 2007 represented the highest fiscal year operating profits in our history, up 25% from fiscal year 2006. Much of this increase can be attributed to the Gypsum Wallboard segment, whose operating earnings increased by 28% in fiscal 2007 as compared to fiscal 2006, primarily as a result of the 18% increase in average sales price. Our cement companies completed their 21st consecutive sold-out year and set a new record for sales volume. Sales volume for our cement companies increased to 3.2 million tons during fiscal 2007, a 1% increase over fiscal year 2006. Additionally, average cement sales prices during fiscal 2007 were the highest in our history, increasing nearly $10 per ton over fiscal 2006. Paperboard operating earnings declined due to a reduction in the percentage of gypsum wallboard liner sold during the year, primarily due to the reduced demand in the residential housing market. Increases in average sales prices for both the concrete and aggregate segments contributed to a 53% and 101% increase in operating earnings, respectively, despite sales volumes remaining flat for concrete and decreasing for aggregates. Corporate expenses increased $3.9 million due primarily to increased compensation and benefit costs, with the majority of the increase attributable to stock compensation expense.
     Declining demand in the residential housing market, which comprises approximately 50% of the demand for gypsum wallboard, has significantly affected the gypsum wallboard industry. According to the Gypsum Association, national wallboard shipments declined 3% during calendar year 2006 as compared to calendar year 2005 with the entire decline occurring in the last half of the year. Shipments in the first three months of calendar 2007 were approximately 7.8 billion square feet, a decline of approximately 18% from the 9.5 billion square feet sold during the first three months of calendar 2006 and industry wallboard utilization is expected to be in the low-to-mid 80% range for the remainder of calendar 2007. We expect increasing price competition in the wallboard marketplace during calendar 2007.
     U.S. cement consumption continues to be strong. Total U.S. cement shipments of approximately 141 million short tons for calendar 2006 were 0.3% below calendar 2005. Cement imports for calendar 2006 were 39 million short tons, 7% above last year’s imports. The U.S. Cement Industry has been sold out for the last twelve years as a result of a domestic capacity deficit. Current U.S. cement demand requires imports of over 27% to supplement domestic capacity. We anticipate a tight supply of imported cement this year due to high freight rates and increasing demand in world markets. Cement pricing has increased 8% over prior year, the second straight year of price increases, reversing a slight decline over the prior three years. We implemented cumulative price increases of between $5.00 and $10.00 per ton in all our markets during fiscal 2007.
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
RESULTS OF OPERATIONS
Fiscal Year 2007 Compared to Fiscal Year 2006
     Consolidated Results. Consolidated net revenues for fiscal 2007 were up 7% from fiscal 2006 driven by higher sales prices primarily in the Gypsum Wallboard and Cement segments. Fiscal 2007 operating earnings of $309.7 million, a record high, were up 17% from $263.8 million last fiscal year mainly due to increased Gypsum Wallboard and Cement operating earnings.
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Fiscal Years Ended March 31,		For the Fiscal Years Ended March 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Gypsum Wallboard	$511,615	$479,134	$198,085	$154,227
Cement	321,852	285,289	92,182	78,311
Paperboard	127,545	133,482	18,998	20,087
Concrete and Aggregates	97,323	89,778	16,249	9,613
Other, net	4,547	2,279	4,547	1,539

Sub-total	1,062,882	989,962	$330,061	$263,777

Less: Intersegment Revenues	(63,959)	(65,096)
Less: Joint Venture Revenues	(76,522)	(65,164)

Total	$922,401	$859,702

(1)	Prior to Corporate General and Administrative and interest expense.
     Corporate Overhead. Corporate general and administrative expenses for fiscal 2007 were $20.3 million compared to $16.4 million for last fiscal year. The increase was primarily the result of increased compensation and benefit costs, including increased stock compensation expense.
     Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
     Net Interest Expense. Net interest expense of $5.4 million for fiscal 2007 decreased by $0.9 million from fiscal 2006 due to increased capitalized interest related to the expansion and modernization at Illinois Cement Company and the construction of the new gypsum wallboard facility in Georgetown, South Carolina, offset by increased average net borrowings during the year.
     Income Taxes. The effective tax rate for fiscal 2007 increased to 33.4% from 33.2% primarily due to the implementation of the Texas state margin tax during fiscal 2007.

     Net Income. As a result of the foregoing, pre-tax earnings of $304.3 million were 26.2% above fiscal 2006 pre-tax earnings of $241.1 million. Fiscal 2007 net earnings of $202.7 million increased 25.9% from net earnings of $161.0 million in fiscal 2006. Diluted earnings per share in fiscal 2007 of $4.07 were 34.8% higher than the $3.02 for fiscal 2006.
GYPSUM WALLBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, as reported	$511,615	$479,134	7%
Freight and Delivery Costs billed to customers	(89,121)	(89,374)	—%

Net Revenues	$422,494	$389,760	8%

Sales Volume (MMSF)	2,610	2,832	(8)%
Average Net Sales Price (1)	$161.86	$137.65	18%
Unit Costs	$85.97	$83.17	3%
Operating Margin	$75.89	$54.48	39%
Operating Earnings	$198,085	$154,227	28%
Freight per MSF	$34.15	$31.57	8%

(1)	Net of freight per MSF.

Revenues:	The increase in revenues during fiscal 2007 is due primarily to increased sales prices during the year, partially offset by the decline in sales volume. Sales prices increased through July 2006, before beginning to decline over the remainder of the year. Additionally, demand, particularly in residential homebuilding, declined, which reduced marketplace utilization during the fiscal third and fourth quarters of 2007 as compared to 2006.

Operating Margins:	Wallboard operating margins increased in fiscal 2007 as compared to fiscal 2006 primarily due to increased sales prices and lower fuel costs during the fiscal year, offset slightly by increased transportation and raw materials costs along with increased incentive compensation expenses.

Outlook:	The Company expects residential housing to remain soft, which will have an adverse impact on our fiscal 2008 operating results. During the first quarter of calendar 2007, wallboard shipments declined 18% from the first quarter of calendar 2006. Additionally, we expect that pricing will continue to decline in fiscal 2008 as industry utilization is expected to remain in the low-to-mid 80% range. The non-residential housing market is expected to remain strong; however, these markets are not expected to completely offset the impact of the reduction in residential housing.

CEMENT OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$321,852	$285,289	13%
Freight and Delivery Costs billed to customers	(13,013)	(19,212)	(32)%

Net Revenues	$308,839	$266,077	16%

Sales Volume (M Tons)	3,235	3,200	1%
Average Net Sales Price	$93.13	$83.15	12%
Unit Costs (including imports and purchased cement)	$64.63	$58.68	10%
Operating Margin	$28.50	$24.47	16%
Operating Earnings	$92,182	$78,311	18%

Revenues:	The increase in revenues in fiscal 2007 as compared to fiscal 2006 is due primarily to increased average sales prices and a slight increase in sales volume. Purchased cement comprised approximately 26% of total sales during fiscal 2007, as compared to 21.1% in fiscal 2006.

Operating Margins:	Operating margins increased by 16% due to increased net sales prices, offset by higher fuel, maintenance and purchased cement costs coupled with the impact of 153,000 additional tons of high cost purchased cement sales in fiscal 2007 as compared to fiscal 2006. The start up of the Illinois Cement plant adversely impacted margins by approximately $2.25 per ton. Purchased cement cost in fiscal 2007 increased by approximately 13% over fiscal 2006. The purchased cement volume increase is attributed to purchases through our newly-acquired interest Houston Cement Company along with 70,000 tons of purchased cement at Illinois Cement Company during the start up of the new plant.

Outlook:	Demand for cement is expected to remain strong, as imports are expected to comprise over 27% of all cement consumed in the United States in calendar 2007. Price increases scheduled for the early part of calendar year 2007 were delayed due primarily to poor weather in most of our markets, but we expect these price increases to take effect during the middle of calendar 2007. We expect operating margins to increase during fiscal 2008 as additional production from our Illinois Cement plant expansion will replace low margin purchased cement sales with manufactured cement in this market. Additionally, state budgets look strong, which should enable consistent infrastructure spending during fiscal 2008.

RECYCLED PAPERBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$127,545	$133,482	(4)%
Freight and Delivery Costs billed to customers	(2,950)	(2,587)	14%

Net Revenues	$124,595	$130,895	(5)%

Sales Volume (M Tons)	275	289	(5)%
Average Net Sales Price	$452.99	$452.63	—%
Unit Costs	$383.91	$383.12	—%
Operating Margin	$69.08	$69.51	(1)%
Operating Earnings	$18,998	$20,087	(5)%

Revenues:	Net revenues declined during fiscal 2007 as compared to fiscal 2006 due to a decrease in sales volume during fiscal 2007. The decrease in sales volume was due primarily to the reduction in demand for gypsum liner during fiscal 2007 as compared to fiscal 2006. Gypsum liner sales volume declined 14% in fiscal 2007 as compared to fiscal 2006. The gypsum liner sales volume decline was partially offset by a 28,000 ton sales volume increase for medium and containerboard.

Operating Margins:	Operating margin remained relatively flat during fiscal 2007 as compared to fiscal 2006. High margin gypsum liner sales volume declined 14% in fiscal 2007 compared to fiscal 2006. The gypsum liner sales volume decline was partially offset by the increased sales prices for all grades of paper. Also, higher fiber costs were offset by lower gas and chemicals costs.

Outlook:	The reduced demand for high margin gypsum liner is expected to adversely impact our recycled paperboard operations. The start up of our new wallboard plant in Georgetown, South Carolina is expected to have a positive impact during the fourth quarter of fiscal 2008 as it is expected to increase sales of higher priced gypsum liner. Additionally, increases in the cost of fiber and natural gas could have an adverse impact on our paperboard operations as these two costs comprise a significant portion of our production costs.

CONCRETE AND AGGREGATES OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
CONCRETE
Gross Revenues	$63,354	$55,269	15%

Sales Volume (M Yards)	882	883	—%
Average Net Sales Price	$71.81	$62.61	15%
Unit Costs	$60.71	$55.37	10%
Operating Margin	$11.10	$7.24	53%
Operating Earnings	$9,793	$6,395	53%

AGGREGATES
Gross Revenues, including intersegment	$33,968	$34,509	(2)%
Freight & Delivery Cost billed to customers	(406)	(831)	(51)%

Net Revenues	$33,562	$33,678	—%

Sales Volume (M Tons)	4,875	5,714	(15)%
Average Net Sales Price	$6.88	$5.89	17%
Unit Costs	$5.56	$5.33	4%
Operating Margin	$1.32	$0.56	135%
Operating Earnings	$6,456	$3,218	101%

Revenues:	Concrete revenues increased 15% in fiscal 2007 as compared to fiscal 2006, primarily due to the increase in the average sales price during the year. Aggregate revenues remained relatively flat despite the increase in average sales price, primarily due to the decline in sales volume during the year. The decline in sales volumes was primarily in our northern California market, and was generally due to poor weather during the first and fourth quarters of fiscal 2007.

Operating Margins:	Concrete operating margins increased 53% during fiscal 2007 as compared to 2006, primarily due to a 15% increase in the average sales price during the year, partially offset by higher cement and aggregate costs.

Aggregate operating margins in fiscal 2007 increased 135% from fiscal 2006 due primarily to a 17% increase in the average net sales price; partially offset by the negative impact on fixed costs of a 6% decline in production volume in addition to the decline of higher margin concrete aggregates sales volumes.

Outlook:	The Company expects aggregate pricing to remain strong during fiscal year 2008, principally because of strong construction activity in the Austin, Texas market.

Concrete pricing may weaken during fiscal year 2008 in both of our markets due to increased competition in the marketplace.

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
     The following tables list by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Fiscal Years Ended March 31,		For the Fiscal Years Ended March 31,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Gypsum Wallboard	$479,134	$350,101	$154,227	$81,616
Cement	285,289	211,343	78,311	57,616
Paperboard	133,482	125,184	20,087	25,406
Concrete and Aggregates	89,778	70,786	9,613	7,742
Other, net	2,279	193	1,539	(721)

Sub-total	989,962	757,607	$263,777	$171,659

Less: Intersegment Revenues	(65,096)	(58,812)
Less: Joint Venture Revenues	(65,164)	(82,254)

Total	$859,702	$616,541

(1)	Prior to Corporate General and Administrative and interest expense.
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

GYPSUM WALLBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, as reported	$479,134	$350,101	37%
Freight and Delivery Costs billed to customers	(89,374)	(73,140)	22%

Net Revenues	$389,760	$276,961	41%

Sales Volume (MMSF)	2,832	2,547	11%
Average Net Sales Price (1)	$137.65	$108.74	27%
Unit Costs	$83.17	$76.70	8%
Operating Margin	$54.48	$32.04	70%
Operating Earnings	$154,227	$81,616	89%
Freight per MSF	$31.57	$28.72	10%

(1)	Net of freight per MSF.

Revenues:	Price increases throughout the year and record Company wallboard shipments positively impacted revenues for fiscal 2006 as compared to fiscal 2005. Pricing has continued to strengthen as consumption was at an all-time high resulting in the near full capacity utilization of the U.S. wallboard industry. Our sales volume of 2,832 MMSF represents a record for the Company as the Company operated at full capacity.

Operating Margins:	Operating margins were impacted by increasing paper costs and transportation costs for raw materials, as well as natural gas costs which increased 43% in fiscal 2006 as compared to fiscal 2005. On a per unit basis, freight costs, which are deducted to determine average net sales price, have increased 10% from fiscal 2005. Operating earnings for fiscal 2006 represented the highest earnings in Company history.

Outlook:	Throughout fiscal 2006 industry utilization rates averaged about 95% and as a result pricing has remained strong in all of the markets we serve. We implemented a 10% price increase in late March 2006, which helped us achieve an average net sales price of approximately $165.00 during April 2006. Demand remains strong with supply being currently allocated. Single family residential housing is expected to decline during fiscal 2007 at an estimated rate of 5% to 10%; however, we anticipate that commercial construction and repair and remodel demand will remain strong. Expected capacity additions during fiscal 2007 are not expected to be significant; therefore industry utilization, even with the anticipated decline in single family residential housing, is expected to remain high.

CEMENT OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$285,289	$211,343	35%
Freight and Delivery Costs billed to customers	(19,212)	(16,499)	16%

Net Revenues	$266,077	$194,844	37%

Sales Volume (M Tons)	3,200	2,753	16%
Average Net Sales Price	$83.15	$70.77	17%
Unit Costs (including imports and purchased cement)	$58.68	$49.84	18%
Operating Margin	$24.47	$20.93	17%
Operating Earnings	$78,311	$57,616	36%

Revenues:	Price increases were implemented throughout the fiscal year, which resulted in a 17% increase in average sales prices for fiscal 2006 as compared to fiscal 2005. Sales volume was greater due to our purchase of the remaining 50% interest in Illinois Cement Company during January 2005, which resulted in our consolidating all of the sales revenue from Illinois in fiscal 2006, and only 50% for the majority of fiscal 2005. Additionally, consumption was at an all-time high due to several favorable market factors, such as increased construction spending and very favorable weather conditions in our markets.

Operating Margins:	Operating margins increased during fiscal 2006 as compared to fiscal 2005, primarily due to increased sales prices. The increases in sales prices were slightly offset by increased volumes of low margin purchased cement, which increased to 675,000 tons in fiscal 2006 from 402,000 tons in fiscal 2005, an increase of 68%. Additionally, fuel and energy costs increased 20% over the prior year period due primarily to increased cost of petroleum coke and coal and electricity.

Outlook:	U.S. cement consumption remains strong as a result of strong federal and state infrastructure projects, strong housing activity and a recovering commercial construction market. The passage of the $286.4 billion, six year federal highway transportation bill “SAFETEA–LU” in July of 2005 represents a 40% increase over the previous TEA 21 bill and is anticipated to further strengthen the long-term demand for cement in the U.S. The U.S. Government and the Government of Mexico have entered into an agreement providing for the elimination of the antidumping duties imposed by the U.S. on cement imported from Mexico. The agreement provides for a three year transition period during which the volume of Mexican cement imported into the southern tier of the U.S. will be limited to 3 million metric tons per year and the antidumping duty imposed on Mexican cement will be set at $3 per ton. This is not expected to impact cement prices in the short term as the Portland Cement Association estimates that the current industry wide domestic production capacity is 25% short of domestic consumption. Additionally the major Mexican cement producers also own a much larger percentage of US domestic production than previously when dumping occurred. In the near term, we expect U.S. cement pricing to remain stable or increase due to strong domestic consumption, increasing world demand and historically high international freight costs for imported cement. The Company has sold 100% of its production for the last twenty years and anticipates selling all of its fiscal 2007 production.

RECYCLED PAPERBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$133,482	$125,184	7%
Freight and Delivery Costs billed to customers	(2,587)	(3,048)	-15%

Net Revenues	$130,895	$122,136	7%

Sales Volume (M Tons)	289	268	8%
Average Net Sales Price	$452.63	$455.73	-1%
Unit Costs	$383.12	$360.93	6%
Operating Margin	$69.51	$94.99	-27%
Operating Earnings	$20,087	$25,406	-21%

Revenues:	Paperboard achieved price increases in gypsum paper, primarily as a result of previously established price escalators in its contracts; however, prices declined for trims, containerboard and B grade, which made up a larger percentage of total sales in fiscal 2006 compared to fiscal 2005. Due to the change in sales mix, average sales price declined slightly in fiscal 2006 as compared to fiscal 2005. Total sales volume increased 8% due to a 16,000 ton increase in non-gypsum paperboard and higher sales to our wallboard division. Paperboard sales to our wallboard division were 114,000 tons at $57.5 million compared to 109,000 tons at $54.1 million for last fiscal year.

Operating Margins:	Our operating margin per ton was adversely impacted by increased sales of lower margin containerboard and B grade paper during fiscal 2006 as compared to fiscal 2005. Additionally, operating margins were adversely impacted by increased natural gas, electricity and repair costs, offset positively by reduced recovered fiber costs.

Outlook:	As a result of strong market demand, capital improvements and improved operating efficiency, our paperboard mill is currently producing at 150% of its original design capacity. While we anticipate continued strong demand for our products over the next six to twelve months, continued increases in natural gas and electricity costs over the next six months may adversely affect operating earnings.

CONCRETE AND AGGREGATES OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in thousands)
CONCRETE
Gross Revenues	$55,269	42,228	31%

Sales Volume (M Yards)	883	769	15%
Average Net Sales Price	$62.61	$54.92	14%
Unit Costs	$55.37	$51.01	9%
Operating Margin	$7.24	$3.91	85%
Operating Earnings	$6,395	$3,007	113%

AGGREGATES
Gross Revenues, including intersegment	$34,509	$28,558	21%
Freight and Delivery Cost billed to customers	(831)	(1,071)	-22%

Net Revenues	$33,678	$27,487	23%

Sales Volume (M Tons)	5,714	5,196	10%
Average Net Sales Price	$5.89	$5.29	11%
Unit Costs	$5.33	$4.38	22%
Operating Margin	$0.56	$0.91	-38%
Operating Earnings	$3,218	$4,735	-32%

Revenues:	Revenues increased for both concrete and aggregates during fiscal 2006 due to increases in sales prices and volumes due to strong construction activity in both the Austin, Texas and Sacramento, California markets. Aggregate pricing in Austin has increased by 18% during fiscal 2006 from fiscal 2005.

Operating Margins:	Increases in operating margins for concrete are due primarily to increased sales prices in fiscal 2006 as compared to fiscal 2005, partially offset by increased raw materials (cement and aggregates) and delivery costs. Operating margins for aggregates declined for fiscal 2006 as compared to fiscal 2005, primarily due to significantly higher mobile equipment maintenance costs, as well as the timing of other plant maintenance projects.

Outlook:	Concrete pricing in the Austin, Texas market increased during fiscal 2006 as a result of increased construction activity in the region in both the commercial and residential sectors. We expect improved pricing in the Austin, Texas market and continued strong pricing in the northern California market in fiscal 2007.

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
     Environmental Liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for clean up or remediation of environmental pollution and hazardous waste arising from past acts and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of its operations. We record environmental accruals when it is probable that a reasonably estimable liability has been incurred. Environmental remediation accruals are based on internal studies and estimates, including shared financial liability with third parties. Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2007	2006
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$242,423	$188,246

Investing Activities:
Additional Acquisition Cost of Illinois Cement 50% Interest	(3,000)	—
Additional Investment in Joint Venture	(12,250)	—
Capital Expenditures and Other Investing Activities, net	(136,869)	(72,929)

Net Cash Used in Investing Activities	(152,119)	(72,929)

Financing Activities:
Excess Tax Benefits – Share Based Payments	4,141	1,662
Addition to (Reduction in) Long-term Debt, net	—	115,200
Retirement of Common Stock	(100,376)	(165,335)
Dividends Paid	(34,665)	(21,312)
Proceeds from Stock Option Exercises	3,045	2,013

Net Cash Used in Financing Activities	(127,855)	(67,772)

Net (Decrease) Increase in Cash	$(37,551)	$47,545

     The $54.2 million increase in cash flows from operating activities for fiscal 2007 was largely attributable to increased earnings of $41.2 million.
     Working capital at March 31, 2007 was $65.6 million compared to $112.0 million at March 31, 2006. The decrease in working capital was due primarily to the reduction in cash.
     Total debt remained consistent at $200.0 million at March 31, 2007 as compared to 2006. Debt-to-capitalization at March 31, 2007, was 26.8% compared to 30.1% at March 31, 2006, while net debt-to-capitalization was 25.1% and 23.8% at March 31, 2007 and 2006, respectively. The additional investment in joint venture related to the purchase of a 15% share in an import terminal in Houston, Texas by Texas Lehigh Cement Company in September 2006.
     The Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment to the Company that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $30.5 million, plus applicable interest and penalties, and may result in additional state income taxes, including applicable interest and penalties. The Company believes it has substantial basis for its tax positions and intends to vigorously contest the proposed adjustment. See Footnote (H) of the Consolidated Financial Statements for additional information.
     Based on our financial condition and results of operations as of and for the year ended March 31, 2007, along with the projected net earnings for fiscal 2008, we believe that our internally generated cash flow coupled with funds available under the credit facility will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2008. The Company was in compliance at March 31, 2007 and during the fiscal year ended March 31, 2007, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.

     Cash and cash equivalents totaled $17.2 million at March 31, 2007, compared to $54.8 million at March 31, 2006.
Debt Financing Activities.
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2007, the Company had $342.3 million of borrowings available under the Bank Credit Facility.
     We entered into a Note Purchase Agreement (the “Note Purchase Agreement”) on November 15, 2005 related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and were issued in three tranches on November 15, 2005, as follows:

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
     Other than the Bank Credit Facility, the Company has no other source of committed external financing in place. In the event the Bank Credit Facility were terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if a balance was outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.
     The Company does not have any off balance sheet debt except for operating leases. Other than the Receivables Securitization Facility, which was terminated in December 2005, the Company did not have any other transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25 million Letter of Credit Facility. At March 31, 2007, the Company had $7.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $8.1 million in performance bonds relating primarily to our mining operations.

Cash Used for Share Repurchases and Stock Repurchase Program.
     See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 16.
     On November 7, 2006, we announced that our Board of Directors authorized the repurchase of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 5,495,800 remain available at March 31, 2007. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.
Dividends.
     Dividends paid in fiscal years 2007 and 2006 were $34.7 million and $21.3 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we will continue to evaluate our dividend payment amount on an ongoing basis. During March 2007 we announced an increase in our annual dividend from $0.70 to $0.80 per share, beginning with the July 2007 dividend payment.
Capital Expenditures.
     The following table compares capital expenditures:

	For the Fiscal Years Ended
	Ended March 31,
	2007	2006
	(dollars in thousands)
Land and Quarries	$6,323	$2,067
Plants	122,315	56,376
Buildings, Machinery and Equipment	8,231	14,486

Total Capital Expenditures	$136,869	$72,929

     Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. The increase in capital spending is due primarily to our beginning construction on the wallboard plant in South Carolina. We expect to make capital expenditures of approximately $125 million during fiscal 2008.
Contractual Obligations.
     The Company has certain contractual obligations covering manufacturing, transportation and certain other facilities and equipment. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Long-term Debt/Note Payable	$200,000	$—	$—	$—	$200,000
Operating Leases	8,443	1,937	2,006	524	3,976
Purchase Obligations	17,882	7,584	10,298	—	—

Total	$226,325	$9,521	$12,304	$524	$203,976

     Purchase obligations are non-cancelable agreements to purchase coal and natural gas, to pay royalty amounts and capital expenditure commitments.
     Based on our current estimates, we do not anticipate making any additional contributions to our defined benefit plans for fiscal year 2008.
Inflation and Changing Prices.
     Inflation has not been a significant factor in the U.S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose approximately 2.5% in calendar 2006, 3.4% in 2005, and 3.3% in 2004. Prices of materials and services, with the exception of power, natural gas, coal, coke, and transportation freight, have remained relatively stable over the three year period. During fiscal 2007, the Consumer Price Index for energy and transportation rose approximately 4.4% and 1.7%, respectively. Strict cost control and improved productivity have minimized the impact of inflation on our operations, as has the ability to recover increasing costs by obtaining higher sales prices. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.
GENERAL OUTLOOK
     See outlook within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18-28.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Footnote (A) to the Consolidated Financial Statements on page 39.
FORWARD-LOOKING STATEMENTS
     Certain sections of this report including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward looking statements. See Item 1A for a more detailed discussion of specific risks and uncertainties.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2007 there were no outstanding borrowings under the Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Information

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)

	For the Years Ended March 31,
	2007	2006	2005
REVENUES
Gypsum Wallboard	$511,615	$479,134	$350,101
Cement	235,717	213,980	125,480
Paperboard	74,662	75,935	71,076
Concrete and Aggregates	95,860	88,374	69,691
Other, net	4,547	2,279	193

	922,401	859,702	616,541

COSTS AND EXPENSES
Gypsum Wallboard	313,530	324,907	268,484
Cement	176,300	162,586	94,785
Paperboard	55,664	55,848	45,671
Concrete and Aggregates	79,611	78,761	61,949
Other, net	—	740	914
Corporate General and Administrative	20,344	16,370	10,280
Interest Expense, net	5,429	6,341	3,290

	650,878	645,553	485,373

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	32,765	26,917	26,921

EARNINGS BEFORE INCOME TAXES	304,288	241,066	158,089
Income Taxes	101,624	80,082	51,402

NET EARNINGS	$202,664	$160,984	$106,687

EARNINGS PER SHARE

Basic	$4.13	$3.06	$1.93

Diluted	$4.07	$3.02	$1.91

DIVIDENDS PER SHARE	$0.70	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,
	2007	2006
ASSETS
Current Assets —
Cash and Cash Equivalents	$17,215	$54,766
Accounts and Notes Receivable, net	77,486	93,446
Inventories	78,908	67,799

Total Current Assets	173,609	216,011

Property, Plant and Equipment —	986,821	856,227
Less: Accumulated Depreciation	(333,641)	(298,665)

Property, Plant and Equipment, net	653,180	557,562
Notes Receivable	8,270	615
Investments in Joint Venture	43,862	27,847
Goodwill and Intangible Assets	70,218	67,854
Other Assets	22,271	19,027

	$971,410	$888,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Accounts Payable	$52,359	$51,562
Accrued Liabilities	55,665	53,137

Total Current Liabilities	108,024	104,699

Long-term Debt	200,000	200,000
Deferred Income Taxes	117,340	119,479

Stockholders’ Equity —
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 47,909,103 and 50,318,797 Shares, respectively.	479	503
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(850)	(1,404)
Retained Earnings	546,417	465,639

Total Stockholders’ Equity	546,046	464,738

	$971,410	$888,916

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended March 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$202,664	$160,984	$106,687
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity —
Depreciation, Depletion and Amortization	40,040	38,599	34,496
Deferred Income Tax Provision	(2,437)	888	17,942
Stock Compensation Expense	5,521	2,820	1,470
Equity in Earnings of Unconsolidated Joint Ventures	(32,765)	(26,917)	(26,921)
Distributions from Joint Ventures	29,000	27,250	30,917
Excess Tax Benefits from Share Based Payment Arrangements	(4,141)	(1,662)	—
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	8,305	(23,109)	(12,483)
Inventories	(11,109)	(4,317)	(6,948)
Accounts Payable and Accrued Liabilities	3,425	11,711	12,967
Other Assets	(3,037)	2,119	868
Income Taxes Payable	6,957	(120)	(1,793)

Net Cash Provided by Operating Activities	242,423	188,246	157,202

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(136,869)	(72,929)	(22,373)
Proceeds from Asset Dispositions	—	—	1,382
Additional Investment in Joint Venture	(12,250)	—	—
Purchase of Illinois Cement 50% J.V. Interest	(3,000)	—	(72,000)

Net Cash Used in Investing Activities	(152,119)	(72,929)	(92,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess Tax Benefits from Share Based Payment Arrangements	4,141	1,662	—
Proceeds from Note Payable, net	—	—	6,700
Repayment of Note Payable	—	(30,800)	—
Proceeds from Long-term Debt	—	200,000	54,000
Repayment of Long-term Debt	—	(54,000)	(58,780)
Dividends Paid to Stockholders	(34,665)	(21,312)	(22,203)
Retirement of Common Stock	(100,376)	(165,335)	(43,754)
Proceeds from Stock Option Exercises	3,045	2,013	3,511

Net Cash Used in Financing Activities	(127,855)	(67,772)	(60,526)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,551)	47,545	3,685
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,766	7,221	3,536

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,215	$54,766	$7,221

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

			Unamortized		Accumulated
		Capital in	Value of		Other
	Common	Excess of	Restricted	Retained	Comprehensive
	Stock	Par Value	Stock	Earnings	Losses	Total

Balance March 31, 2004	$564	$27,847	$(591)	$413,079	$(1,877)	$439,022

Net Earnings	—	—	—	106,687	—	106,687
Stock Option Exercises	4	3,886	—	—	—	3,890
Tax Benefit-Stock Option Exercise	—	1,873	—	—	—	1,873
Dividends to Stockholders	—	—	—	(22,040)	—	(22,040)
Amortization of Restricted Stock	—	—	34	—	—	34
Retirement of Common Stock	(21)	(33,606)	—	(10,506)	—	(44,133)
Accrued Pension Benefit Liability	—	—	—	—	35	35

Balance March 31, 2005	547	—	(557)	487,220	(1,842)	485,368

Net Earnings	—	—	—	160,984	—	160,984
Stock Option Exercises	2	2,013	—	—	—	2,015
Tax Benefit-Stock Option Exercise	—	1,662	—	—	—	1,662
Dividends to Stockholders	—	—	—	(24,637)	—	(24,637)
Share Based Activity	—	3,687	9	—	—	3,696
Retirement of Common Stock	(46)	(7,362)	548	(157,928)	—	(164,788)
Accrued Pension Benefit Liability	—	—	—	—	438	438

Balance March 31, 2006	503	$—	$—	465,639	(1,404)	464,738

Net Earnings	—	—	—	202,664	—	202,664
Stock Option Exercises	3	3,042	—	—	—	3,045
Tax Benefit-Stock Option Exercise	—	4,141	—	—	—	4,141
Dividends to Stockholders	—	—	—	(34,241)	—	(34,241)
Share Based Activity	—	5,521	—	—	—	5,521
Retirement of Common Stock	(27)	(12,704)	—	(87,645)	—	(100,376)
Accrued Pension Benefit Liability	—	—	—	—	142	142
Decrease in Unfunded Pension Liability	—	—	—	—	412	412

Balance March 31, 2007	$479	$—	$—	$546,417	$(850)	$546,046

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(A) Significant Accounting Policies
Basis of Presentation –
     The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (“EXP” or the “Company”), which may be referred to as “our”, “we” or “us”. All intercompany balances and transactions have been eliminated. EXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through EXP’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company L.P., which is located in Buda, Texas (the “Joint Venture”). Investments in Joint Ventures and affiliated companies owned 50% or less are accounted for using the equity method of accounting. The Equity in Earnings of Unconsolidated Joint Ventures has been included for the same period as the Company’s March 31 year end. As discussed further in Note (F), the Company completed the purchase of the other 50% of Illinois Cement Company on January 10, 2005, and amounts reflected herein include the operational results of Illinois Cement Company from that date forward.
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
Cash and Cash Equivalents –
     Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.
Accounts and Notes Receivable –
     Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $3.3 million and $3.3 million at March 31, 2007 and 2006, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables. The Company has no significant credit risk concentration among its diversified customer base.
     Notes receivable at March 31, 2007 generally bear interest at the prime rate plus 0.5%, and are payable in quarterly installments of $225 thousand, with any unpaid amounts, plus accrued interest, due on October 17, 2011. The notes are collateralized by certain assets of the borrower, namely property and equipment. The current portion of notes receivable is $1.1 million and $1.2 million at March 31, 2007 and 2006, respectively. The weighted-average interest rate at March 31, 2007 and 2006 was 8.5% and 4.5%, respectively.

Inventories –
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2007	2006
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$22,286	$15,494
Gypsum Wallboard	6,378	6,621
Finished Cement	12,640	10,978
Aggregates	5,321	3,536
Paperboard	3,392	5,579
Repair Parts and Supplies	25,300	23,962
Fuel and Coal	3,591	1,629

	$78,908	$67,799

Property, Plant and Equipment –
     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense was $38.8 million, $37.3 million and $33.7 million for the years ended March 31, 2007, 2006 and 2005, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 20 years
     The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At March 31, 2007 and 2006, management believes no events or circumstances indicate that the carrying value may not be recoverable.
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

	March 31, 2007
	Amortization		Accumulated
	Period	Cost	Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(549)	$751
Permits	40 years	22,000	(1,180)	20,820
Goodwill		48,647	—	48,647

Total intangible assets and goodwill		$71,947	$(1,729)	$70,218

	March 31, 2006
	Amortization		Accumulated
	Period	Cost	Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(463)	$837
Permits	40 years	22,000	(630)	21,370
Goodwill		45,647	—	45,647

Total intangible assets and goodwill		$68,947	$(1,093)	$67,854

     The increase in cement goodwill is related to the additional $3.0 million paid by the Company to finalize the purchase of the remaining 50% interest in Illinois Cement Company. Amortization expense of intangibles for the years ended March 31, 2007, 2006 and 2005 was $637,000, $637,000 and $167,000, respectively.
Other Assets –
     Other assets are primarily composed of prepaid assets, loan fees and financing costs, deferred expenses, and deposits.
Income Taxes –
     The Company provides for deferred taxes on the differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates. Additionally, as applicable, we recognize future tax benefits such as operating loss carry forwards, to the extent that realization of such benefits is more likely than not.
Accrued Expenses –
     Included in accrued expenses are approximately $19.8 million and $16.6 million of accrued incentive compensation at March 31, 2007 and 2006, respectively.

Stock Repurchases –
     The Company’s Board of Directors has approved a cumulative total of 31,610,605 shares for repurchase. There are approximately 5,495,800 shares remaining under the Company’s current repurchase authorization at March 31, 2007. The Company repurchased and retired 2,706,791, 4,547,163 and 1,986,600 shares of Common Stock at a cost of $100.4 million, $165.3 million and $43.8 million during the years ended March 31, 2007, 2006 and 2005, respectively.
Revenue Recognition –
     Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.
     The Company classifies its freight revenue as sales and freight costs as cost of goods sold, respectively. Approximately $105.5 million, $112.0 million and $85.9 million were classified as cost of goods sold in the years ended March 31, 2007, 2006 and 2005, respectively.
Comprehensive Income/Losses –
     A summary of comprehensive income for the fiscal years ended March 31, 2007, 2006 and 2005 is presented below:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Net Earnings	$202,664	$160,984	$106,687
Other Comprehensive Income , net of tax:
Minimum Pension Liability Adjustments	142	438	35

Comprehensive Income	$202,806	$161,422	$106,722

     As of March 31, 2007, the Company has an accumulated other comprehensive loss of $0.85 million net of income taxes of $0.46 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. The minimum pension liability relates to the accumulated benefit obligation in excess of the fair value of plan assets of the defined benefit retirement plans discussed in Note (K).
Statements of Consolidated Earnings – Supplemental Disclosures –
     Selling, general and administrative expenses of the operating units are included in costs and expenses of each segment. Corporate general and administrative expenses include administration, financial, legal, employee benefits and other corporate activities are shown separately in the consolidated statements of earnings. Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Operating Units Selling G&A	$38,936	$37,698	$30,414
Corporate G&A	20,344	16,370	10,280

	$59,280	$54,068	$40,694

     Corporate G&A includes stock compensation expense. See Note (I) for more information.
     Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred $63.7 million, $58.5 million and $40.9 million in the years ended March 31, 2007, 2006 and 2005, respectively.
     Other net revenues include lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.
Consolidated Cash Flows – Supplemental Disclosures –
     Interest payments made during the years ended March 31, 2007, 2006 and 2005 were $11.5 million, $4.0 million and $2.4 million, respectively.
     The Company made net payments of $97.0 million, $76.7 million and $32.4 million for federal and state income taxes in the years ended March 31, 2007, 2006 and 2005, respectively.
Earnings Per Share –

	For the Years Ended March 31,
	2007	2006	2005
Weighted-Average Shares of Common Stock Outstanding	49,090,010	52,599,080	55,241,025
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,492,045	1,816,865	1,755,357
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(866,624)	(1,142,793)	(1,127,793)
Restricted Shares	71,682	57,152	14,685

Weighted-Average Common and Common Equivalent Shares Outstanding	49,787,113	53,330,304	55,883,274

(1)	Includes unearned compensation related to outstanding stock options.
     There were 144,807 stock options at an average price of $49.73 that were excluded from the computation of diluted earnings per share for the year ended March 31, 2007. There were no anti-dilutive options for the years ended March 31, 2006 and 2005.
Accounting For Stock-Based Compensation –
     Share Based Payments. Effective April 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of April 1, 2005, is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS 123, “Accounting for Stock-Based Compensation.” Prior periods were not restated to reflect the impact of adopting the new standard.

     Prior to the adoption of SFAS 123R the Company accounted for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS 123.
     In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company discloses compensation cost of stock options based on the estimated fair value at the date of grant. For disclosure purposes employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2005 are as follows: dividend yield of 1.2%; expected volatility of 26.5%; risk-free interest rates of 5.5%; and expected life of 10 years.
     If the Company had recognized compensation expense for the stock option plans based on the fair value at the grant dates for awards, pro forma net earnings would be as follows:

For the Year Ended
March 31, 2005
(dollars in thousands)
Net Earnings -
As reported	$106,687
Add stock-based employee compensation included in the determination of net income as reported, net of tax	1,091
Deduct fair value of stock-based employee compensation, net of tax	(3,334)

Pro forma	$104,444

Basic Earnings Per Share -
As reported	$1.93
Pro forma	$1.89
Diluted Earnings Per Share -
As reported	$1.91
Pro forma	$1.87
     Prior to adopting SFAS 123(R), all tax benefits of deductions resulting from the exercise of nonqualified stock options were presented as operating cash flows (reflected in income taxes payable). SFAS 123(R) requires the cash flows resulting from excess tax benefits to be classified as cash flows provided by financing activities. As a result of adopting FAS 123(R), excess tax benefits have been classified as cash flows provided by financing activities.
New Accounting Standards –
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for the Company as of April 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ended March 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending March 31, 2009. Below is a summary of the impact of adopting SFAS No. 158 as of March 31, 2007:

	Before		After
	Application of		Application of
	FAS 158	Adjustments	FAS 158
	( dollars in thousands)
Long-term deferred income taxes	$679	$(221)	$458
Total assets	679	(221)	458
Accrued expenses	—	850	850
Total liabilities	—	850	850
Accumulated other comprehensive losses	1,262	(412)	850
Total stockholders equity	$1,262	$(412)	$850
(B) Spin-Off by Centex Corporation
     In January 2004, the Company and Centex Corporation (“Centex”) completed a series of transactions that resulted in the spin-off by Centex of its entire equity interest in the Company (the “Spin-off”). As a result of the Spin-off, the Company is no longer affiliated with Centex.
(C) Property, Plant and Equipment
     Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2007	2006
	(dollars in thousands)
Land and Quarries	$62,282	$56,327
Plants	766,172	734,853
Buildings, Machinery and Equipment	71,260	31,813
Construction in Progress	87,107	33,234

	986,821	856,227
Accumulated Depreciation	(333,641)	(298,665)

	$653,180	$557,562

     Construction in progress relates primarily to our construction of the gypsum wallboard facility in Georgetown, South Carolina in fiscal 2007 and the expansion of the Illinois Cement Company facility in fiscal 2006. The expansion of the Illinois Cement Company facility was completed during November 2006. The construction of the gypsum wallboard facility in Georgetown, South Carolina is expected to be completed and operational in December 2007 and requires additional capital expenditures of approximately $70 million during fiscal 2008.

(D) Indebtedness
     Long-term Debt is set forth below:

	March 31,
	2007	2006
	(dollars in thousands)
Senior Notes	$200,000	$200,000
Less Current Maturities	—	—

Total Long-term Debt	$200,000	$200,000

     The weighted-average interest rate of Senior Notes during fiscal 2007 and 2006, and at March 31, 2007 was 5.4%.
     The weighted-average interest rate of bank debt borrowings during fiscal 2007, 2006 and 2005 was 0%, 4.2% and 2.9%, respectively. The interest rate on the bank debt was 0% at March 31, 2007 and 2006.
     The weighted-average interest rate of the note payable borrowings during fiscal 2006 and 2005 was 3.9% and 2.2%, respectively. The interest rate on note payable debt was 0% at March 31, 2006.
     Maturities of long-term debt during the next five fiscal years are as follows:

March 31,
(dollars in thousands)
2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	$200,000

Total	$200,000

Senior Notes -
     We entered into a Note Purchase Agreement (the “Note Purchase Agreement”) on November 15, 2005 related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and were issued in three tranches on November 15, 2005, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40 million	November 15, 2012	5.25%
Tranche B	$80 million	November 15, 2015	5.38%
Tranche C	$80 million	November 15, 2017	5.48%
     Interest for each tranche of Senior Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

     Our obligations under the Note Purchase Agreement and the Senior Notes are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreement contains customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. The Company was in compliance with all financial ratios and tests at March 31, 2007 and throughout the fiscal year.
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
Bank Debt -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2007 the Company had $342.3 million of borrowings available under the Bank Credit Facility.
     The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2007, the Company had $7.7 million of letters of credit outstanding.
     Prior to December 15, 2004, the Company maintained a $250 million credit agreement (the “Prior Credit Facility”) with a scheduled maturity of December 18, 2006. The borrowings under the Prior Credit Facility were guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Prior Credit Facility bore interest at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 125 to 200 basis points), which was to be established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which was the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, plus an agreed margin (ranging from 25 to 100 basis points). Interest payments were payable monthly or at the end of the LIBOR advance periods, which could be up to a period of six months at the option of the Company. Under the Prior Credit Facility, the Company was required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio, consolidated funded indebtedness ratio and minimum tangible net worth.

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
(E) Income Taxes
     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Current Provision -
Federal	$96,686	$73,341	$31,178
State	7,375	5,853	2,282

	104,061	79,194	33,460
Deferred Provision -
Federal	(3,769)	630	19,359
State	1,332	258	(1,417)

	(2,437)	888	17,942

Provision for Income Taxes	$101,624	$80,082	$51,402

     The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Earnings Before Income Taxes	$304,288	$241,066	$158,089

Income Taxes at Statutory Rate	$106,501	$84,373	$55,331
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	5,316	3,972	(232)
Statutory Depletion in Excess of Cost	(8,338)	(4,544)	(3,955)
Domestic Production Activities Deduction	(2,799)	(2,281)	—
Other	944	(1,438)	258

Provision for Income Taxes	$101,624	$80,082	$51,402

Effective Tax Rate	33%	33%	33%

     The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$1,696	$3,458	$8,885
Bad Debts	174	90	7,394
Uniform Capitalization	177	(80)	187
Accrual Changes	(2,211)	(666)	601
Other	(2,273)	(1,914)	875

	$(2,437)	$888	$17,942

     Components of deferred income taxes are as follows:

	March 31,
	2007	2006
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$135,320	$133,624
Other	1,948	3,923

	137,268	137,547

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	(17,551)	(15,340)
Bad Debts	(1,945)	(2,119)
Uniform Capitalization	(432)	(609)

	(19,928)	(18,068)

Net Deferred Income Tax Liability	$117,340	$119,479

     In fiscal 2005, the Company offset all of its $4.7 million alternative minimum tax credit carryover against its regular tax liability. See Footnote (H) and the “Liquidity and Capital Resources” discussion for additional information related to income taxes.
(F) Purchase of Illinois Cement Joint Venture
     On January 11, 2005 we completed the purchase of the other 50% interest in Illinois Cement Company Joint Venture for approximately $72 million in cash. Under the terms of the purchase agreement, the Company was required to pay an additional $3.0 million if Illinois Cement Company completed an expansion of the plant prior to January 11, 2010. The Company completed the expansion of Illinois Cement Company in December 2006, and paid the additional $3.0 million during January 2007. The additional $3.0 million was recorded as an adjustment to the purchase price through goodwill.

     The allocation of the purchase price to the fair values of assets acquired and liabilities assumed is summarized below (in thousands):

Accounts Receivable, Inventories, and Other Current Assets	$6,493
Furniture, Fixtures, and Equipment	42,138
Intangible Assets – permits	22,000
Goodwill (tax deductible)	8,359
Accounts Payable and Accrued Liabilities	(3,990)

$75,000

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
     As further discussed below, we operate five gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, eleven cement distribution terminals, four gypsum wallboard plants, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.
     During the periods covered by this report up to January 10, 2005, we conducted two out of four of our cement plant operations through joint ventures, Texas Lehigh Cement Company L.P., which is located in Buda, Texas and Illinois Cement Company, which is located in LaSalle, Illinois (collectively, the “Joint Ventures”). For segment reporting purposes only, we proportionately consolidate our 50% share of the cement Joint Ventures’ revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. On January 11, 2005 we completed the purchase of the remaining 50% interest in Illinois Cement Company and, accordingly, the results of Illinois Cement Company have been consolidated into our results from January 11, 2005 through March 31, 2005, and all of fiscal 2006 and 2007. See Note (F) “Purchase of Illinois Cement Joint Venture” for further discussion.

     The Company accounts for intersegment sales at market prices. The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Revenues –
Gypsum Wallboard	$511,615	$479,134	$350,101
Cement	321,852	285,289	211,343
Paperboard	127,545	133,482	125,184
Concrete and Aggregates	97,323	89,778	70,786
Other, net	4,547	2,279	193

	1,062,882	989,962	757,607
Less: Intersegment Revenues	(63,959)	(65,096)	(58,812)
Less: Joint Venture Revenues	(76,522)	(65,164)	(82,254)

	$922,401	$859,702	$616,541

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Intersegment Revenues -
Cement	$9,614	$6,146	$3,609
Paperboard	52,883	57,546	54,108
Concrete and Aggregates	1,462	1,404	1,095

	$63,959	$65,096	$58,812

Cement Sales Volumes (M tons) -
Wholly-Owned	2,388	2,381	1,566
Joint Ventures	846	819	1,187

	3,234	3,200	2,753

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Operating Earnings (Loss) -
Gypsum Wallboard	$198,085	$154,227	$81,616

Cement	92,182	78,311	57,616
Paperboard	18,998	20,087	25,406
Concrete and Aggregates	16,249	9,613	7,742
Other, net	4,547	1,539	(721)

Sub-Total	330,061	263,777	171,659
Corporate General and Administrative	(20,344)	(16,370)	(10,280)

Earnings Before Interest and Income Taxes	309,717	247,407	161,379
Interest Expense, net	(5,429)	(6,341)	(3,290)

Earnings Before Income Taxes	$304,288	$241,066	$158,089

Cement Operating Earnings -
Wholly-Owned	$59,417	$51,394	$30,694
Joint Ventures	32,765	26,917	26,922

	$92,182	$78,311	$57,616

Identifiable Assets (1) -
Gypsum Wallboard	$392,377	$335,985	$331,367
Cement	309,974	257,976	212,022
Paperboard	171,735	179,776	181,854
Concrete and Aggregates	61,181	46,799	37,135
Corporate and Other	36,143	68,380	17,623

	971,410	$888,916	$780,001

Capital Expenditures (1) -
Gypsum Wallboard	$86,946	$3,271	$5,791
Cement	30,209	48,175	8,509
Paperboard	5,875	4,936	4,502
Concrete and Aggregates	13,737	11,110	3,467
Other, net	102	5,437	104

	136,869	$72,929	$22,373

Depreciation, Depletion and Amortization(1)
Gypsum Wallboard	$16,622	$16,755	$16,923
Cement	10,889	9,955	6,064
Paperboard	8,326	8,075	8,026
Concrete and Aggregates	3,345	2,986	2,810
Other, net	858	828	673

	$40,040	$38,599	$34,496

(1) Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture(s), represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. The Company accounts for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The segment breakdown of goodwill at March 31, 2007 and 2006 is as follows:

	For the Years Ended March 31,
	2007	2006
	(dollars in thousands)
Cement	$8,359	$5,359
Gypsum Wallboard	37,842	37,842
Paperboard	2,446	2,446

	$48,647	$45,647

     The increase in cement goodwill is related to the additional $3.0 million paid by the Company to finalize the purchase of the remaining 50% interest in Illinois Cement Company.
     Combined summarized financial information for the Joint Venture that is not consolidated is set out below (this combined summarized financial information includes the total combined amounts for the Joint Venture and not the Company’s 50% interest in those amounts). As discussed previously, the amounts below include the 50% interest in Illinois Cement through January 10, 2005, the date we acquired the other 50%.

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Revenues	$163,267	$138,331	$170,223
Gross Margin	$64,702	$57,637	$59,750
Earnings Before Income Taxes	$65,530	$53,833	$53,844

	March 31,
	2007	2006
	(dollars in thousands)
Current Assets	$48,826	$36,056
Non-Current Assets	$49,991	$29,104
Current Liabilities	$12,039	$10,503
     During September 2006, Texas Lehigh Cement Company purchased a minority interest in Houston Cement Company, an importer of cement into the Houston, Texas market. The Company invested an additional $12.3 million in Texas Lehigh Cement Company to fund its share of the investment in Houston Cement Company.
(H) Commitments and Contingencies
     The Company, in the ordinary course of business, has various litigation, commitments and contingencies. Management believes that none of the litigation in which it or any subsidiary is currently involved is likely to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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
     The Internal Revenue Service (the “IRS”) has been examining our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. On May 10, 2007, the IRS issued to the Company a Notice of Proposed Adjustment that proposes to reduce the tax basis of, and disallow a portion of the depreciation deductions claimed by the Company with respect to, assets acquired by the Company from Republic Group LLC in a transaction completed in November 2000 (the “Republic Assets”). The Company believes it has a substantial basis for its tax positions and intends to vigorously contest the proposed adjustment.
     If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by the Company of approximately $30.5 million, plus applicable interest. In addition, the IRS has informally indicated that it intends to impose statutory civil penalties. Moreover, for taxable years subsequent to fiscal 2003, the Company also claimed depreciation deductions with respect to the tax basis of the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes of approximately $37 million, plus applicable interest and possible civil penalties, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $4 million would be owed by the Company for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained.
     The Notice of Proposed Adjustment is preliminary, as the IRS has not issued its final examination report. The Company is continuing its discussions with the IRS examining officers in an effort to reach a favorable resolution. If the Company is unable to reach a favorable resolution, the Company intends to pursue an administrative appeal and, if necessary, resort to the courts for a final determination. Given the preliminary nature of the proposed adjustment, the Company is unable to predict with certainty the ultimate outcome or whether it will be required to make material payments of tax, interest, and penalties to the IRS and state taxing authorities, and therefore has not accrued any liabilities for possible federal or state income taxes, or applicable interest and penalties, at March 31, 2007.
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. The Company has entered into standby letter of credit agreements to secure funding obligation on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2007, the Company had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.

     The following table compares insurance accruals and payments for the Company’s operations:

	For the Years Ended March 31,
	2007	2006
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,456	$4,905
Insurance Expense Accrued	3,331	4,603
Payments	(3,205)	(4,052)

Accrual Balance at End of Period	$5,582	$5,456

     The Company is currently contingently liable for performance under $8.1 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. The Company has indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.
     In the ordinary course of business, the Company executes contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, construction contractor and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company currently has no outstanding guarantees of third party debt.
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
     The Company has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2007, 2006, and 2005 totaled $2.2 million, $2.4 million and $2.9 million, respectively. Minimum annual rental commitments as of March 31, 2006, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Total
2008	$1,937
2009	$708
2010	$663
2011	$635
2012	$152
Thereafter	$4,348
(I) Stock Option Plans
     The Company accounts for its stock option plans under FAS 123(R) and the associated interpretations. Pro-forma footnote disclosure in accordance with SFAS 148 is presented in Note (A) “Summary of Significant Accounting Policies.”

     Prior to January 2004, the Company had two stock option plans for certain directors, officers and key employees of the Company: the Eagle Materials Inc. Amended and Restated Stock Option Plan (the “1994 Plan”) and the Eagle Materials Inc. 2000 Stock Option Plan (the “2000 Plan”). Under both plans, option periods and exercise dates may vary within a maximum period of 10 years. Until fiscal 2005, nearly all option grants were issued with vesting occurring near the end of the option grants’ 10-year life; however, the option grants may qualify for early vesting, on an annual basis, if certain predetermined performance criteria are met. The Company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than fair market value at the date of grant.
     On January 8, 2004, the Company’s stockholders approved a new incentive plan (the “Plan”) that is a combined amendment and restatement of the two existing stock option plans discussed above. The number of shares available for issuance under the Plan has not increased from, and is the same as, the total combined number of shares available for issuance under the two stock plans listed above.
Long-Term Compensation Plans –
     Options. During the first and second quarters of fiscal 2006 and 2007, the Company granted a target number of stock options to certain individuals that are earned, in whole or in part, by meeting certain performance conditions related to both financial and operational performance during the respective fiscal year. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2007 and 2006 are as follows:

	2007	2006
Dividend Yield	1.2%	1.2%
Expected Volatility	30.0%	23.0%
Risk Free Interest Rate	4.93%	4.1%
Expected Life	9 years	7 years
     At the end of the fiscal year, one-third of the options granted during that year that are earned based on the achievement of certain performance criteria become immediately vested, with the remaining options vesting ratably on March 31 of the two succeeding years. The Company is expensing the fair value of the options granted over a three year period, as adjusted for forfeitures. For the years ended March 31, 2007 and 2006, we expensed approximately $3.9 million and $1.9 million, respectively. At March 31, 2007, there was approximately $3.9 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.8 years.
     Options granted in fiscal 2005 are earned based on the achievement of certain performance conditions, with one-third exercisable when earned and the rest becoming exercisable ratably over a two year period subsequent to vesting. Prior to the adoption of FAS 123(R) on April 1, 2005, these awards were determined to be variable awards and related expense was being recognized over the associated performance period based on the intrinsic value of the options deemed probable of vesting, measured at each quarter and year-end. For the year ended March 31, 2005, we expensed approximately $406,000.

     The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding Options at Beginning of Year	1,816,865	$15.74	1,755,357	$12.57	1,885,380	$10.43
Granted	150,364	$49.16	346,191	$30.84	279,600	$23.01
Exercised	(263,489)	$11.55	(175,156)	$11.49	(409,623)	$9.82
Cancelled	(66,888)	$25.78	(109,527)	$19.76	—	—

Outstanding Options at End of Year	1,636,852	$19.07	1,816,865	$15.74	1,755,357	$12.57

Options Exercisable at End of Year	1,366,744		1,225,955		1,402,713

Weighted Average Fair Value of Options Granted during the Year		$21.88		$8.88		$7.41
     The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$6.80 - $8.15	307,587	3.6 years	$7.41	300,572	$7.39
$9.57 - $10.54	207,488	2.7 years	$10.29	204,722	$10.30
$11.04 - $18.88	472,472	5.5 years	$12.21	441,737	$12.21
$21.52 - $29.59	417,976	6.4 years	$25.65	333,821	$25.02
$34.09 - $39.54	164,522	4.9 years	$37.18	85,892	$36.30
$62.83	66,807	9.1 years	$62.83	—	—

	1,636,852	5.1 years	$19.07	1,366,744	$15.51

     As of March 31, 2007 the aggregate intrinsic value of stock options outstanding was approximately $41.8 million. The aggregate intrinsic value of exercisable stock options at that date was approximately $39.8 million.
     During the year ended March 31, 2007, the total intrinsic value of options exercised was approximately $9.5 million.
     Restricted Stock Units. Below is a summary of restricted stock units awarded by the Company:

Fiscal Year	Awarded	Earned	Vested	Unearned
2005	51,951	51,951	51,951	—
2006	70,895	55,046	36,698	15,849
2007	47,979	24,714	3,746	23,265
     During fiscal 2005, 2006 and 2007, the Company granted a target level of restricted stock units to employees and directors during the first or second quarter of each fiscal year. The ultimate number of restricted stock units earned from the grant was based on the achievement of certain criteria during the fiscal year, similar to the stock option grants described above. Unearned shares are treated as forfeitures. The value of the shares granted is being amortized over five or three year periods. Expense related to restricted stock units was $1.4 million, $0.9 million and $1.0 million in fiscal years 2007, 2006 and 2005, respectively. At March 31, 2007 there was approximately $2.2 million of unrecognized compensation cost from restricted stock units that will be recognized over a weighted-average period of 3.5 years.
     Shares available for future stock option and restricted stock unit grants were 2,580,869 at March 31, 2007.
(J) Fair Value of Financial Instruments
     The fair value of the Company’s long-term debt has been estimated based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the Company’s Senior Notes at March 31, 2007 is as follows:

Fair Value
(dollars in thousands)

Tranche A	$39,749
Tranche B	79,284
Tranche C	79,141

$198,174

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
     As of January 10, 2005, the Company completed the acquisition of the other 50% of Illinois Cement Company Joint Venture further discussed in Note (F). In conjunction with the preliminary purchase price allocation the Company recorded an approximate $791,000 liability associated with the difference between the Illinois Cement Company’s plans projected benefit obligation and the fair value of plan assets at the date of acquisition.

     The following table provides a reconciliation of the obligations and fair values of plan assets for all of the Company’s defined benefit plans over the two year period ended March 31, 2007 and a statement of the funded status as of March 31, 2007 and 2006:

	For the Years Ended March 31,
	2007	2006
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$13,931	$13,411
Service Cost-Benefits Earned During the Period	515	497
Interest Cost on Projected Benefit Obligation	836	767
Plan Amendments	95	—
Actuarial (Gain) Loss	144	(358)
Benefits Paid	(432)	(386)

Benefit Obligation at March 31,	15,089	13,931
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	12,246	10,455
Actual Return on Plan Assets	1,151	1,190
Employer Contributions	816	987
Benefits Paid	(432)	(386)

Fair Value of Plans at March 31,	13,781	12,246
Funded Status -
Funded Status at March 31,	$(1,308)	$(1,685)

	For the Years Ended March 31,
	2007	2006
	(dollars in thousands)
Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(1,308)	$(2,646)
Prepaid Benefit Cost	—	1,060
Intangible Asset	—	486
Accumulated Other Comprehensive Income	1,308	2,160

Net Amount Recognized	$—	$1,060

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2007	2006
	(dollars in thousands)
Projected Benefit Obligation	$15,089	$13,931
Accumulated Benefit Obligation	$14,809	$13,667
Fair Value of Plan Assets	$13,781	$12,246

     Net periodic pension cost for the fiscal years ended March 31, 2007, 2006 and 2005, included the following components:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$515	$497	$366
Interest Cost of Projected Benefit Obligation	836	767	512
Expected Return on Plan Assets	(979)	(842)	(529)
Recognized Net Actuarial Loss	155	241	239
Amortization of Prior-Service Cost	150	139	120

Net Periodic Pension Cost	$677	$802	$708

     The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2007	2006	2005
Net Periodic Benefit Costs -
Discount Rate	6.0%	5.8%	5.8%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	3.5%	3.5%	3.5%

	March 31,
	2007	2006
Benefit Obligations -
Discount Rate	6.0%	6.0%
Rate of Compensation Increase	3.5%	3.5%
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
     The pension plans’ weighted-average asset allocation at March 31, 2007 and 2006 and the range of target allocation are as follows:

	Range of	Percentage of Plan
	Target	Assets at March 31,
	Allocation	2007	2006
Asset Category -
Equity Securities	40 – 60%	70%	70%
Debt Securities	35 – 60%	30%	30%
Other	0 – 5%	—	—

Total		100%	100%

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
     The Company does not expect to contribute to its defined benefit plans during fiscal 2008.
     The Company had at March 31, 2007, a minimum pension liability of $1.9 million related to the accumulated benefit obligation in excess of the fair value of the plan assets, prior to its adoption of FAS 158.
     The Company also provides a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a seven year period. Costs relating to the employer discretionary contributions for the Company’s defined contribution plan totaled $3.1 million, $2.6 million and $2.4 million in fiscal years 2007, 2006 and 2005, respectively.
     Employees who became employed by the Company as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, the Company made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2007, 2006 and 2005.
(L) Agreements with Centex Corporation
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
     Intellectual Property: Under the terms of the intellectual property agreement, Centex granted to the Company an exclusive, perpetual and royalty-free license to use all trademarks held by Centex which relate primarily or exclusively to the Company’s business. The Company purchased all trademarks previously licensed under this agreement during fiscal 2007.

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
(M) Net Interest Expense
     The following components are included in interest expense, net:

	For the Years Ended March 31,
	2007	2006	2005
	(dollars in thousands)
Interest Income	$(2,282)	$(898)	$(36)
Interest Expense	11,278	7,747	2,852
Interest Capitalized	(3,998)	(1,051)	—
Other Expenses	431	543	474

Interest Expense, net	$5,429	$6,341	$3,290

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

(O) Stockholders’ Equity
     On January 8, 2004, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the authorized number of shares of capital stock that the Company may issue from 50,000,000 shares of common stock and 2,000,000 shares of preferred stock to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The amendment to the Certificate of Incorporation became effective on January 30, 2004. The Company’s Board of Directors designated 40,000 shares of preferred stock for use in connection with the Rights Agreement discussed below.
     Effective February 2, 2004, the Company entered into a Rights Agreement as amended and restated on April 11, 2006 (as amended and restated, “Rights Agreement”) that was approved by stockholders at the Special Meeting of Stockholders held on January 8, 2004. In connection with the Rights Agreement, the Board authorized and declared a dividend of one right per share of common stock (the “Common Stock”). The Rights entitle the Company’s stockholders to purchase Common Stock (the “Rights”) in the event certain efforts are made to acquire control of the Company. There are no separate certificates or market for the Rights.
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

(P) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2007	2006
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$259,974	$204,798
Earnings Before Income Taxes	89,756	50,182
Net Earnings	59,092	34,908
Diluted Earnings Per Share	1.16	0.64
Second Quarter -
Revenues	256,468	221,784
Earnings Before Income Taxes	99,192	65,729
Net Earnings	66,095	43,322
Diluted Earnings Per Share	1.32	0.80
Third Quarter -
Revenues	214,179	211,515
Earnings Before Income Taxes	61,351	58,866
Net Earnings	40,917	38,987
Diluted Earnings Per Share	0.83	0.73
Fourth Quarter -
Revenues	191,780	221,605
Earnings Before Income Taxes	53,989	66,289
Net Earnings	36,560	43,767
Diluted Earnings Per Share	$0.75	$0.86

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Eagle Materials Inc.:
     We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and post-retirement benefits effective April 1, 2005 and March 31, 2007, respectively.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2007 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP
Dallas, Texas,
May 24, 2007

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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

     Based on its assessment using the COSO criteria, management believes that the Company maintained, in all material respects, effective internal control over financial reporting, as of March 31, 2007.
     The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which immediately follows this report.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Eagle Materials Inc.
     We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Eagle Materials Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

     In our opinion, management’s assessment that Eagle Materials Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. as of March 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2007 of Eagle Materials Inc. and our report dated May 24, 2007 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP
Dallas, Texas
May 24, 2007

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 2, 2007 Annual Meeting of Stockholders (the “2007 EXP Proxy Statement”):

Items	Caption in the 2007 EXP Proxy Statement

10	Named Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
12	Stock Ownership
13	Certain Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants
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

ITEM 11.	EXECUTIVE COMPENSATION
     See Item 10 above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     See Item 10 above.
EQUITY COMPENSATION PLANS
     The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2007. All of the Company’s equity compensation plan has been approved by the Company’s shareholders.

Number of securities
remaining available for
future issuance under
		Number of securities to	Weighted average	equity compensation
		be issued upon exercise	exercise price of	plans excluding
		of outstanding options,	outstanding options,	securities reflected in
	Incentive	warrants and rights	warrants and rights	column (a)
Plan Category	Plan	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2004	1,636,852	$19.07	2,580,869
Equity compensation plans not approved by shareholders		—	—	—

		1,636,852	$19.07	2,580,869

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     See Item 10 above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)	The following documents are filed as part of this Report:
(1)	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

(3)	Exhibits

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 73-75 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

May 29, 2007	/s/ STEVEN R. ROWLEY

Steven R. Rowley, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 29, 2007	/s/ STEVEN R. ROWLEY

Steven R. Rowley
Chief Executive Officer

May 29, 2007	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr., Senior Vice President –
Finance and Treasurer
(principal financial and accounting officer)

May 29, 2007	/s/ F. WILLIAM BARNETT

F. William Barnett, Director

May 29, 2007	/s/ ROBERT L. CLARKE

Robert L. Clarke, Director

May 29, 2007	/s/ O. GREG DAGNAN

O. Greg Dagnan, Director

May 29, 2007	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Director

May 29, 2007	/s/ FRANK W. MARESH

Frank W. Maresh, Director

May 29, 2007	/s/ MICHAEL R. NICOLAIS

Michael R. Nicolais, Director

May 29, 2007	/s/ DAVID W. QUINN

David W. Quinn, Director

May 29, 2007	/s/ RICHARD R. STEWART

Richard R. Stewart, Director

INDEX TO EXHIBITS
EAGLE MATERIALS INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K for the filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3*	Amended and Restated Bylaws.

4.1	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and PNC Bank, N.A. as Co-Syndication Agents, and Sun Trust Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 filed with the Commission on February 6, 2006 and incorporated herein by reference.

4.2	Fifth Amendment to the Amended and Restated Credit Agreement dated June 30, 2006, among Eagle Materials Inc. and the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Branch Banking and Trust Company as co-syndication agent and Wells Fargo Bank N.A. and Union Bank of California, N.A., as co-documentation agents filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006 and incorporated herein by reference.

4.3	Sixth Amendment to the Amended and Restated Credit Agreement dated October 17, 2006 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2006 and incorporated herein by reference.

4.4	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.5	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Amendment No. 1 to the Registration Statement on Form 8-A/A of the Company filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.1	Joint Venture Interest Purchase Agreement, dated as of November 28, 2004, by and between Eagle ICC LLC, Texas Cement Company and RAAM Limited Partnership filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on
Form 10-K for the fiscal year ended March 31, 2001 filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2 (a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Incentive Plan filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Commission on June 10, 2005. (1)

10.3 (a)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3 (b)	Form of Non-Qualified Stock Option Agreement (EBIT) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3 (c)	Form of Non-Qualified Stock Option Agreement (ROE) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3 (d)	Form of Non-Qualified Director Stock Option Agreement filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference.

10.3 (e)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 and incorporated herein by reference.

10.3 (f)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 and incorporated herein by reference.

10.3 (g)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein.

10.3 (h)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein.

10.3 (i)	Form of Restricted Stock Unit Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein.

10.3 (j)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein.

10.3 (k)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006, and incorporated herein by reference). (1)

10.3 (l)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006, and incorporated herein by reference). (1)

10.3 (m)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006, and incorporated herein by reference). (1)

10.3 (n)	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2007 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006, and incorporated herein by reference). (1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.(1)

Exhibit
Number	Description of Exhibits

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.