Form 10-Q
period 2007-06-30
EAGLE MATERIALS INC
filed 2007-08-07
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of August 2, 2007, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	47,851,625

Eagle Materials Inc. and Subsidiaries
Form 10-Q
June 30, 2007

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended June 30,
	2007	2006
REVENUES
Gypsum Wallboard	$104,827	$147,687
Cement	71,450	68,300
Paperboard	20,646	19,491
Concrete and Aggregates	23,792	23,671
Other, net	522	825

	221,237	259,974

COSTS AND EXPENSES
Gypsum Wallboard	77,653	83,712
Cement	50,032	52,341
Paperboard	14,581	14,224
Concrete and Aggregates	19,743	19,896
Corporate General and Administrative	4,347	4,279
Interest Expense, net	3,594	1,763

	169,950	176,215

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	6,176	5,997

EARNINGS BEFORE INCOME TAXES	57,463	89,756
Income Taxes	18,761	30,664

NET EARNINGS	$38,702	$59,092

EARNINGS PER SHARE:
Basic	$0.81	$1.17

Diluted	$0.80	$1.16

AVERAGE SHARES OUTSTANDING:
Basic	47,951,048	50,335,024

Diluted	48,594,712	51,157,170

CASH DIVIDENDS PER SHARE:	$0.20	$0.175

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$23,463	$17,215
Accounts and Notes Receivable	84,673	77,486
Inventories	81,718	78,908

Total Current Assets	189,854	173,609

Property, Plant and Equipment -	1,017,790	986,821
Less: Accumulated Depreciation	(343,875)	(333,641)

Property, Plant and Equipment, net	673,915	653,180
Notes Receivable	8,224	8,270
Investment in Joint Venture	42,039	43,862
Goodwill and Intangible Assets	70,058	70,218
Other Assets	101,460	22,271

	$1,085,550	$971,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$48,412	$52,359
Federal Income Taxes Payable	40,776	—
Accrued Liabilities	63,187	55,655

Total Current Liabilities	152,375	108,024

Long-term Debt	200,000	200,000
Deferred Income Taxes	188,630	117,340
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,028,947 and 47,909,103 Shares, respectively	480	479
Capital in Excess of Par Value	4,003	—
Accumulated Other Comprehensive Losses	(850)	(850)
Retained Earnings	540,912	546,417

Total Stockholders’ Equity	544,545	546,046

	$1,085,550	$971,410

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited – dollars in thousands)

	For the Three Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$38,702	$59,092
Adjustments to Reconcile Net Earnings to Net Cash Provided By Operating Activities, Net of Effects of Non-Cash Activity -
Depreciation, Depletion and Amortization	10,682	9,936
Deferred Income Tax Provision	(1,366)	(1,484)
Stock Compensation Expense	974	1,062
Equity in Earnings of Unconsolidated Joint Venture	(6,176)	(5,997)
Excess Tax Benefits from Share Based Payment Arrangements	(1,116)	(1,284)
Distributions from Joint Venture	8,000	6,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(7,142)	(11,724)
Inventories	(2,810)	398
Accounts Payable and Accrued Liabilities	(11,508)	106
Other Assets	2,463	1,963
Income Taxes Payable	12,022	29,801

Net Cash Provided by Operating Activities	42,725	88,119

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(31,125)	(38,982)

Net Cash Used in Investing Activities	(31,125)	(38,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid to Stockholders	(8,381)	(8,804)
Proceeds from Stock Option Exercises	1,913	850
Excess Tax Benefits from Share Based Payment Arrangements	1,116	1,284

Net Cash Used in Financing Activities	(5,352)	(6,670)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,248	42,467
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,215	54,766

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,463	$97,233

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2007
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2007, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP” the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2007.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year.
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
(B) SHARE-BASED EMPLOYEE COMPENSATION
     Share-Based Payments. Effective April 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of April 1, 2005, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously disclosed under SFAS 123 “Accounting for Stock-Based Compensation.” Prior periods were not restated to reflect the impact of adopting the new standard.
Long-Term Compensation Plans
     Options. The Company granted a target number of stock options during June 2007 to certain individuals (the “Fiscal 2008 Stock Option Grant”) that may be earned, in whole or in part, if certain performance conditions are satisfied. The Fiscal 2008 Stock Option Grant is intended to be a single award covering the next three years, and will vest over a seven year period depending upon the achievement of specified levels of earnings per share and operating earnings. Options are vested as they are earned, and any options not earned at the end of the seven year period will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2008 are as follows: annual dividend rate of 2.0%, expected volatility of 32%, risk free interest rate of 4.7% and expected life of 5.5 years. The Company is expensing the fair value of the options granted over a six year period, as adjusted for expected forfeitures.

     Stock option expense for all outstanding stock option awards totaled approximately $0.9 million and $0.7 million for the three month periods ended June 30, 2007 and 2006, respectively. At June 30, 2007, there was approximately $19.3 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.8 years.
     The following table represents stock option activity for the quarter ended June 30, 2007:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding Options at Beginning of Period	1,636,852	$19.07
Granted	1,366,000	$47.53
Exercised	(116,389)	$16.43
Cancelled	(10,995)	$34.10

Outstanding Options at End of Period	2,875,468	$32.65

Options Exercisable at End of Period	1,278,338	$16.20

Weighted-Average Fair Value of Options Granted during the Period	$14.45
     The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$6.80 - $8.15	301,211	3.39	$7.41	294,196	$7.39

$9.57 - $10.54	200,867	2.42	$10.28	198,101	$10.29

$11.04 - $18.88	406,546	5.19	$12.28	379,763	$12.27

$21.52 - $29.59	372,760	6.16	$25.57	301,352	$24.96

$34.67 - $39.54	164,522	4.63	$37.18	85,892	$36.30

$47.53 - $62.83	1,429,562	7.06	$48.24	19,034	$62.83

	2,875,468	5.83	$32.65	1,278,338	$16.20

     At June 30, 2007, the aggregate intrinsic value of options outstanding was $41.9 million. The aggregate intrinsic value of exercisable options at that date was approximately $39.6 million. The total intrinsic value of options exercised during the three month period ended June 30, 2007 was approximately $ 3.7 million.
     Restricted Stock Units. The Company granted restricted stock units (“RSU’s”) to employees and directors during fiscal years 2006 and 2007. The value of the RSU’s granted to employees is being amortized over a three year period, while the value of the RSU’s granted to directors is being amortized over a period not to exceed ten years. Expense related to RSU’s was approximately $60,000 and $365,000 for the three-month periods ended June 30, 2007 and 2006, respectively. At June 30, 2007 there was approximately $1.4 million of unearned compensation from restricted stock units that will be recognized over a weighted-average period of 4.2 years.
     Shares available for future stock option and restricted stock unit grants under existing plans were 1,269,117 at June 30, 2007.

(C) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our plans:

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$129	$124
Interest Cost of Benefit Obligations	209	192
Expected Return on Plan Assets	(245)	(211)
Recognized Net Actuarial Loss	39	60
Amortization of Prior-Service Cost	38	35

Net Periodic Pension Cost	$170	$200

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2007
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$479
Stock Option Exercises	1

Balance at End of Period	480

Capital in Excess of Par Value –
Balance at Beginning of Period	—
Share-Based Activity	2,090
Stock Option Exercises	1,913

Balance at End of Period	4,003

Retained Earnings –
Balance at Beginning of Period	546,417
Dividends Declared to Stockholders	(9,606)
Cumulative Effect of the Adoption of FIN 48 (Note N)	(34,601)
Net Earnings	38,702

Balance at End of Period	540,912

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(850)

Balance at End of Period	(850)

Total Stockholders’ Equity	$544,545

     There were no share repurchases during the three month period ended June 30, 2007. As of June 30, 2007, the Company has authorization to purchase an additional 5.5 million shares.

(E) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $5.7 million for both of the three months ended June 30, 2007 and 2006. Net payments made for federal and state income taxes during the three months ended June 30, 2007 and 2006, were $7.0 and $1.4 million, respectively.
(F) COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended June 30, 2007 and 2006 was identical to net income for the same periods.
     As of June 30, 2007, the Company has an accumulated other comprehensive loss of $0.8 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.
(G) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	June 30,	March 31,
	2007	2007
	(dollars in thousands)
Raw Materials and Material-in-Progress	$22,367	$22,286
Gypsum Wallboard	6,907	6,378
Finished Cement	10,567	12,640
Paperboard	5,100	5,321
Aggregates	7,380	3,392
Repair Parts and Supplies	26,441	25,300
Fuel and Coal	2,956	3,591

	$81,718	$78,908

(H) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months
	Ended June 30,
	2007	2006
Weighted-Average Shares of Common Stock Outstanding	47,951,048	50,335,024
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,397,906	1,693,710
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(822,290)	(952,447)
Restricted Shares	68,048	80,883

Weighted-Average Common and Common Equivalent Shares Outstanding	48,594,712	51,157,170

     At June 30, 2007 and 2006, 1,258,278 stock options and 66,807 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

(I) ACCRUED EXPENSES
     Included in accrued expenses are approximately $9.8 million and $19.8 million of accrued incentive compensation at June 30, 2007 and March 31, 2007, respectively.
(J) CREDIT FACILITIES
Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At June 30, 2007 the Company had $342.3 million of borrowings available under the Bank Credit Facility.
     The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2007, the Company had $7.7 million of letters of credit outstanding.
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
(K) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2007, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.
     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,582	$5,456
Insurance Expense Accrued	1,013	1,244
Payments	(835)	(847)

Accrual Balance at End of Period	$5,760	$5,853

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
     The Internal Revenue Service (the “IRS”) has been examining our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. On May 10, 2007, the IRS issued to the Company a draft Notice of Proposed Adjustment to reduce the tax basis of, and disallow a portion of the depreciation deductions claimed by the Company with respect to, assets acquired by the Company from Republic Group LLC, in a transaction completed in November 2000 (the “Republic Assets”). Subsequently, on June 26, 2007 the IRS issued a revised Notice of Proposed Adjustment incorporating the Company’s comments on the draft, including a separate Notice of Proposed Adjustment for statutory civil penalties.

     If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by the Company of approximately $27.6 million, plus penalties of $5.7 million and applicable interest. Moreover, for taxable years subsequent to fiscal 2003, which to date have not been audited, the Company also claimed depreciation deductions with respect to the tax basis of the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes of approximately $37.0 million, plus applicable interest and possible civil penalties, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $7.5 million would be owed by the Company for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained.
     The Notice of Proposed Adjustment is not final, as the IRS has not issued its final examination report. The Company is continuing its discussions with the IRS in an effort to reach a favorable resolution. During July 2007 we filed for Fast Track Appeals Settlement with the IRS. If the Company is unable to reach a favorable resolution, the Company intends to pursue an administrative appeal and, if necessary, resort to the courts for a final determination. In the event we reach a settlement with the IRS through the negotiation process, we will reverse any accrued interest and penalties in excess of the negotiated settlement. In the event we are unable to reach a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment. Given the preliminary nature of the proposed adjustment, the Company is unable to predict with certainty the ultimate outcome or whether it will be required to make material payments of tax, interest, and penalties to the IRS and State taxing authorities. See Footnote (N) of the Unaudited Consolidated Financial Statements.
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
     We conduct one of our four cement plant operations, Texas Lehigh Cement Company LP in Buda, Texas, through a Joint Venture. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance.

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$104,827	$147,687
Cement	97,091	88,768
Paperboard	34,785	34,718
Concrete and Aggregates	24,121	23,988
Other, net	522	825

Sub-total	261,346	295,986
Less: Intersegment Revenues	(16,536)	(17,800)
Less: Joint Venture	(23,573)	(18,212)

Net Revenues	$221,237	$259,974

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Intersegment Revenues -
Cement	$2,068	$2,256
Paperboard	14,139	15,227
Concrete and Aggregates	329	317

	$16,536	$17,800

Cement Sales Volume (M Tons)-
Wholly Owned	705	707
Joint Venture	258	203

	963	910

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Operating Earnings -
Gypsum Wallboard	$27,174	$63,975
Cement	27,594	21,956
Paperboard	6,065	5,267
Concrete and Aggregates	4,049	3,775
Other, net	522	825

Sub-total	65,404	95,798
Corporate General and Administrative	(4,347)	(4,279)

Earnings Before Interest and Income Taxes	61,057	91,519
Interest Expense, net	(3,594)	(1,763)

Earnings Before Income Taxes	$57,463	$89,756

Cement Operating Earnings -
Wholly Owned	$21,418	$15,959
Joint Venture	6,176	5,997

	$27,594	$21,956

Capital Expenditures(1)-
Gypsum Wallboard	$28,228	$28,144
Cement	1,341	8,606
Paperboard	633	1,424
Concrete and Aggregates	923	808

	$31,125	$38,982

Depreciation, Depletion and Amortization (1)-
Gypsum Wallboard	$4,166	$4,172
Cement	3,195	2,656
Paperboard	2,110	2,078
Concrete and Aggregates	1,001	821
Other, net	210	209

	$10,682	$9,936

	As of
	June 30,	March 31,
	2007	2007
	(dollars in thousands)
Identifiable Assets(1)-
Gypsum Wallboard	$411,654	$392,377
Cement	316,741	309,974
Paperboard	171,448	171,735
Concrete and Aggregates	65,238	61,181
Corporate and Other	120,469	36,143

	$1,085,550	$971,410

(1)	Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and unrecognized tax benefits. See Footnote (N) of the Unaudited Consolidated Financial Statements for additional information. The segment breakdown of goodwill is as follows:

	As of
	June 30,	March 31,
	2007	2007
	(dollars in thousands)
Gypsum Wallboard	$37,842	$37,842
Cement	8,359	8,359
Paperboard	2,446	2,446

	$48,647	$48,647

     Summarized financial information for the Joint Venture that is not consolidated is set out below (this combined summarized financial information includes the total amount for the Joint Venture and not the Company’s 50% interest in those amounts):

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Revenues	$45,520	$34,960
Gross Margin	$13,553	$12,993
Earnings Before Income Taxes	$12,353	$11,994

	As of
	June 30,	March 31,
	2007	2007
	(dollars in thousands)
Current Assets	$47,912	$48,826
Non-Current Assets	$48,981	$49,991
Current Liabilities	$13,760	$12,039
(M) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Interest (Income)	$(74)	$(588)
Interest Expense	4,817	2,814
Other Expenses	110	100
Interest Capitalized	(1,259)	(563)

Interest Expense, net	$3,594	$1,763

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility, commitment fees based on the unused portion of the Bank Credit Facility and interest accrued on our unrecognized tax benefits. Other expenses include amortization of debt issue costs, and bank credit facility costs. Interest capitalized during the three month period ended June 30, 2007 relates to the construction of a new wallboard facility by American Gypsum Company.
(N) INCOME TAXES
     Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2007 was 32.6%, which is also the estimated overall tax rate for the full fiscal year 2008.
     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on April 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $80.7 million relating to the Notice of Proposed Adjustment described in Footnote (K) of the Unaudited Consolidated Financial Statements. We recorded $27.6 million of the unrecognized tax benefit as an increase in federal income taxes payable and $53.1 million as an increase in long-term deferred taxes. We also recorded an increase of $80.7 million to other assets relating to unrecognized tax benefits. Upon resolution, any tax benefit amounts ultimately not recognized will be reclassified to goodwill in accordance with Emerging Issues Task Force abstract 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”. Additionally, we reduced our April 1, 2007 retained earnings balance by $34.6 million, which represents potential interest and penalties related to our unrecognized tax benefits.
     As of the date of adoption, the total amount of our unrecognized tax benefits was $84.3 million and the total amount of interest and penalties recognized on our consolidated balance sheet was $34.6 million. Approximately $27.6 million of this amount is included in accrued liabilities and the remaining $53.1 million is included in long-term deferred income taxes. We classify interest expense related to unrecognized tax benefits as a component of interest expense, while penalties related to unrecognized tax benefits are classified as a component of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would reduce our effective tax rate is $3.6 million. It is reasonably possible that the amount of our unrecognized tax benefits will change in the next 12 months. Any changes in unrecognized tax benefits will be recorded when realized and it is possible that these changes may have a significant impact on our results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
EXECUTIVE SUMMARY
     Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended June 30, 2007 and 2006, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     We operate in cyclical commodity businesses. Downturns in overall economic activity usually have a significant adverse effect on these businesses due to decreased demand and reduced pricing. Our operations, depending on each business segment, range from local in nature to national businesses; therefore, we have operations in a variety of geographic markets, subjecting our businesses to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. We believe we are well positioned to mitigate the effects of changing industry conditions because of our low-cost, balanced mix of construction products, combined with our geographical location in the sunbelt regions of the U.S. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand centers. Our cement companies are located in geographic areas west of the Mississippi River and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates is tied more closely to the economies of the local and regional markets, which may fluctuate more widely than in the nation as a whole.
     We conduct one of our cement operations through a Joint Venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the Joint Venture and accounts for our interest under the equity method of accounting. We proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earning in the presentation of our cement segment, which is the way management organizes the segment within the Company for making operating decisions and assessing performance.

RESULTS OF OPERATIONS
Consolidated Results
     The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
REVENUES
Gypsum Wallboard	$104,827	$147,687
Cement (1)	97,091	88,768
Paperboard	34,785	34,718
Concrete and Aggregates	24,121	23,988
Other, net	522	825

Sub-total	261,346	295,986
Less: Intersegement Revenues	(16,536)	(17,800)
Less Joint Venture Revenues	(23,573)	(18,212)

Total	$221,237	$259,974

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
OPERATING EARNINGS (2)
Gypsum Wallboard	$27,174	$63,975
Cement (1)	27,594	21,956
Paperboard	6,065	5,267
Concrete and Aggregates	4,049	3,775
Other, net	522	825

Total	$65,404	$95,798

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

(2)	Prior to Corporate General and Administrative expenses.

Operating Earnings.
     Consolidated operating earnings decreased 32% during the three month period ended June 30, 2007 as compared to June 30, 2006. The decrease was due primarily to the decrease in operating earnings from our gypsum wallboard division, offset by a 26% increase by our cement division and slight increases in the Paperboard and Concrete and Aggregates divisions. The decrease in the Gypsum Wallboard division was due primarily to lower average net sales prices, coupled with lower sales volumes, while the increase in the Cement division was due to increased sales volumes and prices.
Other Income.
     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
Corporate Overhead.
     Corporate general and administrative expenses increased 2%, to $4.4 million for the first quarter of fiscal 2007 compared to $4.3 million for the comparable prior year period, due primarily to increased compensation costs.
Net Interest Expense.
     Net interest expense increased $3.6 million for the first quarter of fiscal 2008 as compared to $1.8 million for the first quarter of fiscal 2007, primarily due to interest expense on our unrecognized tax position in accordance with the adoption of FIN 48.
Income Taxes.
     As of June 30, 2007, the effective tax rate for fiscal 2008 and 2007 was 33%. The expected tax rate the full fiscal year 2008 is estimated to be 33%.
Net Income.
     Pre-tax earnings of $57.5 million were 36% lower than last year’s first quarter pre-tax earnings of $89.8 million. Net earnings of $38.7 million decreased 34% from net earnings of $59.1 million for last year’s same quarter. Diluted earnings per share of $0.80 were 31% lower than the $1.16 for last year’s same quarter.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended
	June 30,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, as reported	$104,827	$147,687	(29%)
Freight and Delivery Costs billed to customers	(22,550)	(24,296)	(7%)

Net Revenues	$82,277	$123,391	(33%)

Sales Volume (MMSF)	642	735	(13%)
Average Net Sales Price (1)	$128.21	$167.85	(24%)
Freight (MSF)	$35.12	$33.06	(6%)
Operating Margin (MSF)	$42.33	$87.04	(51%)
Operating Earnings	$27,174	$63,975	(58%)

(1)	Net of freight per MSF.
Revenues.
     The decrease in revenues during the three month period ended June 30, 2007 as compared to 2006 is due primarily to the 24% decrease in average sales price, coupled with the decline in sales volume during fiscal 2008. The decline in sales volume is primarily due to the steep decline in residential construction, which typically comprises approximately 50% of the demand for gypsum wallboard.
Operating Margins.
     Operating margins decreased by approximately $45 per MSF, or 51% during the three month period ended June 30, 2007 as compared to 2006, primarily due to lower average pricing as discussed above. The slight increase in delivery costs during the three months ended June 30, 2007 as compared to 2006 is due primarily to increased transportation costs. Cost of sales for the three months ended June 30, 2007 were 6% greater than the three month period ended June 30, 2006, due to increased raw materials, maintenance and paper costs, coupled with the impact of reduced production on our fixed costs.

CEMENT OPERATIONS (1)

	For the Three Months Ended
	June 30,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, including Intersegment and joint venture	$97,091	$88,768	9%
Freight and Delivery Costs billed to customers	(4,375)	(5,974)	(27%)

Net Revenues	$92,716	$82,794	12%

Sales Volume (M Tons)	963	910	6%
Average Net Sales Price	$96.27	$91.04	6%
Operating Margin	$28.65	$24.13	19%
Operating Earnings	$27,594	$21,956	26%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
Revenues.
     The increase in revenues is due primarily to increased average sales price, coupled with increased sales volume for the three months ended June 30, 2007 as compared to June 30, 2006. The increase in average sales prices is primarily related to price increases implemented in all of our markets during the latter part of fiscal 2007, and price increases in certain markets during the three month periods ended June 30, 2007.
Operating Margins.
     Operating margins and operating earnings increased during the three month period ended June 30, 2007 as compared to the similar period in 2006, primarily due to increased average sales prices, coupled with increased sales volume. Operating earnings were also positively impacted by the increased production from the newly expanded Illinois Cement Plant, which resulted in our purchased cement sales volume decreasing to approximately 195,000 tons, or 20% of total sales volume, during the three months ended June 30, 2007 from approximately 240,000 tons, or 25% of total sales volume, for the three month period ended June 30, 2006.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended
	June 30,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, including intersegement	$34,785	$34,718	1%
Freight and Delivery Costs billed to customers	(701)	(878)	(20%)

Net Revenues	$34,084	$33,840	1%

Sales Volume (M Tons)	71	77	(8%)
Average Net Sales Price	$481.30	$440.06	9%
Operating Margin	$85.42	$68.40	25%
Operating Earnings	$6,065	$5,267	15%
Revenues.
     The increase in revenues during the three months ended June 30, 2007 as compared to the similar period in 2006 was due primarily to the increase in average sales price of gypsum paper. The average sales price of gypsum paper increased approximately 9%, and gypsum paper sold as a percentage of total sales remained consistent at 79% during fiscal 2008 as compared to 81% during fiscal 2007. Paperboard sales to our gypsum wallboard division were approximately 26.0 thousand tons, or 37% of total tons sold, during the three month period ended June 30, 2007, as compared to 30.5 thousand tons, or 40% of total tons sold, during the three month period ended June 30, 2006. The decrease in sales volume during the quarter ended June 30, 2007, as compared to June 30, 2006, is due primarily to reduced demand in the gypsum wallboard market due to decreasing residential construction.
Operating Margins.
     Operating margins increased for the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006, primarily due to the increase in average sales price of gypsum paper, coupled with the consistent mix of gypsum paper sold to total paper sold. The increase in the average sales price during the three month period ended June 30, 2007 was offset slightly by the increase in fiber and natural gas costs as compared to similar costs in the three month period ended June 30, 2006.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended
	June 30,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, including intersegement	$24,121	$23,988	1%
Sales Volume -
M Cubic Yards of Concrete	210	223	(6%)
M Tons of Aggregates	1,163	1,299	(10%)
Average Sales Price -
Concrete – Per Cubic Yard	$75.19	$68.75	9%
Aggregates – Per Ton	$7.15	$6.57	9%
Operating Earnings	$4,049	$3,775	7%
Revenues.
     Concrete and aggregates revenues increased due to the increase in average sales price during fiscal 2007, partially offset by a reduction in sales volumes. The reduction in sales volumes in the three month period ended June 30, 2007, as compared to the three months ended June 30, 2006, was due primarily to adverse weather conditions in one of our markets, and the general slowdown in both residential and infrastructure spending in the other market.
Operating Margins.
     Concrete and aggregate operating margins increased for the three month period ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to increased sales prices.

GENERAL OUTLOOK
     The severe slowdown in residential construction has slowed demand for wallboard, resulting in declining industry utilization. The Gypsum Association reported approximately 15.8 billion square feet of wallboard was shipped during the first six months of calendar year 2007, which represents a 17% decrease from prior year shipments. Industry utilization was estimated to be approximately 83% during this period, and we estimate that average industry capacity utilization will be in the 80% to 85% range for the remainder of calendar year 2007. The low industry utilization rate and the continued softening of residential construction is expected to have an adverse impact on our fiscal 2008 operating results as compared to fiscal 2007.
     Worldwide demand for cement remains at record levels, and U.S. demand for cement also remains at near record levels, requiring approximately 25% imports to meet U.S. construction demands. Cement demand in some U.S. regions has been more severely impacted due to the residential slowdown; however, the underlying demand in all four of our regional cement markets remains at high levels, and we expect fiscal 2008 to be our 22nd consecutive year of selling out production of our four cement plants. Cement price increases scheduled for the summer in Texas have been delayed until late fall due to wet weather during the spring and early summer months. The completion of our expansion and modernization of the Illinois Cement plant during the fourth quarter of fiscal 2007 is expected to positively impact operating earnings during fiscal 2008 as low margin purchased product will be replaced by higher margin manufactured cement.
     Low wallboard demand caused by the reduction in residential construction is expected to adversely impact our recycled paperboard operations throughout fiscal 2008; however, the completion of our Georgetown, South Carolina wallboard plant is expected to have a positive impact when it begins production during the fourth quarter of fiscal 2008 as it is expected to increase sales of higher priced gypsum liner. Additional increases in the cost of fiber and natural gas could adversely impact our paperboard operations as these two costs comprise a significant amount of our total production costs.
     We expect aggregate and concrete sales volumes to be depressed throughout the remainder of calendar year 2007 in our northern California markets as both residential and infrastructure spending remain soft.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Net Cash Provided by Operating Activities	$42,725	$88,119
Investing Activities:
Capital Expenditures	(31,125)	(38,982)

Net Cash Used in Investing Activities	(31,125)	(38,982)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	1,116	1,284
Dividends Paid	(8,381)	(8,804)
Proceeds from Stock Option Exercises	1,913	850

Net Cash used in Financing Activities	(5,352)	(6,670)

Net Increase in Cash	$6,248	$42,467

     The $45.4 million decrease in cash flows from operating activities for the three month period ended June 30, 2007 was largely attributable to decreased earnings and decreased accounts payable and accrued expenses.
     Working capital at June 30, 2007, was $37.5 million compared to $65.6 million at March 31, 2007, primarily due to increased federal income taxes payable.
     Total debt remained consistent at $200.0 million from March 31, 2007 to June 30, 2007. Debt-to-capitalization at June 30, 2007, was 27.0% compared to 26.8% at March 31, 2007.
     The Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment to the Company that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $27.6 million, plus penalties of $5.7 million and applicable interest, and may result in additional state income taxes, including applicable interest and penalties. During July 2007 we filed for Fast Track Appeals Settlement with the IRS. If the Company is unable to reach a favorable resolution, the Company intends to pursue an administrative appeal and, if necessary, resort to the courts for a final determination. If we pursue an administrative appeal, we would be required to pay the amount of income taxes assessed, plus related penalties and interest of approximately $16 million. If the Company reaches a settlement, we would be required to pay the negotiated settlement amount at the time of such settlement. See Footnote (K) of the Unaudited Consolidated Financial Statements for additional information.
     Based on our financial condition and results of operations as of and for the three months ended June 30, 2007, along with the projected net earnings for the remainder of fiscal 2008, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2008. The Company was in compliance at June 30, 2007 and during the three months ended June 30, 2007, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.

Debt Financing Activities.
     Bank Credit Facility -
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2007 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 100 basis points, as amended), which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum, as amended. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2007 the Company had $342.3 million of borrowings available under the Bank Credit Facility.
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

     Other than the Bank Credit Facility and the Senior Notes, the Company has no other source of committed external financing in place. If the Bank Credit Facility were terminated, no assurance can be given as to the Company’s ability to secure a new source of financing. Consequently, if an alternative source of financing cannot be secured, the termination would have a material adverse impact on the Company. None of the Company’s debt is rated by the rating agencies.
     The Company does not have any off balance sheet debt except for operating leases. The Company does not have any transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At June 30, 2007, the Company had $7.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $8.1 million in performance bonds relating primarily to our mining operations.
Cash used for Share Repurchases.
     The Company did not repurchase any of its shares during the three month period ended June 30, 2007. As of June 30, 2007, we had a remaining authorization to purchase 5,495,800 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.
Dividends.
     Dividends paid in the three months ended June 30, 2007 and 2006 were $8.4 million and $8.8 million, respectively. The Company increased its quarterly dividend to $0.20 from $0.175 beginning with the July 2007 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.
Capital Expenditures.
     The following table compares capital expenditures:

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in thousands)
Land and Quarries	$156	$476
Plants	30,548	38,194
Buildings, Machinery and Equipment	421	312

Total Capital Expenditures	$31,125	$38,982

     For fiscal 2008, we expect capital expenditures of approximately $125.0 million, which is approximately $12.0 million less than our fiscal 2007 levels. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks related to fluctuations in interest rates in connection with our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2007 there were no outstanding borrowings under the amended Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 1a. Risk Factors
     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction has, and may continue to, adversely impact our wallboard business. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction) could have a material adverse effect on our business, financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for cement are currently at levels higher than those experienced in recent years, while prices for wallboard have declined significantly as a result of the decline in residential construction. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, bad weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters and land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various permits are required for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will be adversely affected by regulatory issues affecting our customers.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on our operations in the future.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on our business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.
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
Item 6. Exhibits
3.1	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Commission on May 29, 2007 and incorporated herein by reference).

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007, and incorporated herein by reference). (1)

10.4	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007, and incorporated herein by reference). (1)

10.5*	Form of Non-Qualified Stock Option Agreement for senior executives. (1)

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.

Registrant

August 6, 2007	/s/ STEVEN R. ROWLEY

Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

August 6, 2007	/s/ ARTHUR R. ZUNKER, JR.

Arthur R. Zunker, Jr.
Senior Vice President, Treasurer and
Chief Financial Officer
(principal financial and chief accounting officer)