Form 10-Q
period 2007-09-30
EAGLE MATERIALS INC
filed 2007-11-06
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☑
As of October 31, 2007, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,034,925

Eagle Materials Inc. and Subsidiaries
Form 10-Q
September 30, 2007

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

REVENUES
Gypsum Wallboard	$88,563	$137,587	$193,390	$285,274
Cement	74,922	70,085	146,372	138,385
Paperboard	21,868	18,825	42,514	38,316
Concrete and Aggregates	24,494	27,517	48,286	51,188
Other, net	616	2,454	1,138	3,279

	210,463	256,468	431,700	516,442

COSTS AND EXPENSES
Gypsum Wallboard	73,317	78,769	150,970	162,481
Cement	47,863	46,118	97,895	98,459
Paperboard	17,797	14,635	32,378	28,859
Concrete and Aggregates	20,392	22,506	40,135	42,402
Corporate General and Administrative	5,746	5,133	10,093	9,412
Interest Expense, net	4,261	1,116	7,855	2,879

	169,376	168,277	339,326	344,492

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	9,274	11,001	15,450	16,998

EARNINGS BEFORE INCOME TAXES	50,361	99,192	107,824	188,948
Income Taxes	15,582	33,097	34,343	63,761

NET EARNINGS	$34,779	$66,095	$73,481	$125,187

EARNINGS PER SHARE:
Basic	$0.74	$1.33	$1.55	$2.51

Diluted	$0.73	$1.32	$1.53	$2.47

AVERAGE SHARES OUTSTANDING:
Basic	46,729,756	49,583,882	47,337,065	49,957,401

Diluted	47,336,936	50,221,791	47,962,356	50,684,030

CASH DIVIDENDS PER SHARE:	$0.20	$0.175	$0.40	$0.35

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets —
Cash and Cash Equivalents	$20,965	$17,215
Accounts and Notes Receivable	76,861	77,486
Inventories	81,273	78,908

Total Current Assets	179,099	173,609

Property, Plant and Equipment —	1,047,206	986,821
Less: Accumulated Depreciation	(352,963)	(333,641)

Property, Plant and Equipment, net	694,243	653,180
Notes Receivable	7,992	8,270
Investment in Joint Venture	41,312	43,862
Goodwill and Intangible Assets	69,900	70,218
Other Assets	100,434	22,271

	$1,092,980	$971,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Accounts Payable	$65,320	$52,359
Federal Income Taxes Payable	29,937	—
Accrued Liabilities	71,340	55,665

Total Current Liabilities	166,597	108,024

Long-term Debt	320,000	200,000
Deferred Income Taxes	186,742	117,340
Stockholders’ Equity —
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,351,625 and 47,909,103 Shares, respectively	444	479
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(850)	(850)
Retained Earnings	420,047	546,417

Total Stockholders’ Equity	419,641	546,046

	$1,092,980	$971,410

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited — dollars in thousands)

	For the Six Months
	Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$73,481	$125,187
Adjustments to Reconcile Net Earnings to Net Cash Provided By Operating Activities, Net of Effects of Non-Cash Activity — Depreciation, Depletion and Amortization	21,435	19,830
Deferred Income Tax Provision	(3,254)	(4,191)
Stock Compensation Expense	3,298	2,694
Equity in Earnings of Unconsolidated Joint Venture	(15,450)	(16,998)
Excess Tax Benefits from Share Based Payment Arrangements	(1,235)	(1,702)
Distributions from Joint Venture	18,000	9,749
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	903	(3,502)
Inventories	(2,365)	158
Accounts Payable and Accrued Liabilities	2,981	4,673
Other Assets	2,414	1,355
Income Taxes Payable	2,418	15,779

Net Cash Provided by Operating Activities	102,626	153,032

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(62,090)	(66,481)

Net Cash Used in Investing Activities	(62,090)	(66,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Long-term Debt	120,000	—
Dividends Paid to Stockholders	(17,987)	(17,625)
Purchase and Retirement of Common Stock	(142,074)	(50,153)
Proceeds from Stock Option Exercises	2,040	1,076
Excess Tax Benefits from Share Based Payment Arrangements	1,235	1,702

Net Cash Used in Financing Activities	(36,786)	(65,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,750	21,551
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,215	54,766

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,965	$76,317

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2007
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2007, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP”, the “Company” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2007.
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
(B) SHARE-BASED EMPLOYEE COMPENSATION
Long—Term Compensation Plans
     Options. The Company granted a target number of stock options during June 2007 to certain employees (the “Fiscal 2008 Employee Stock Option Grant”) that may be earned, in whole or in part, if certain performance conditions are satisfied. The Fiscal 2008 Employee Stock Option Grant is intended to be a single award covering the next three years, and will vest over a seven year period depending upon the achievement of specified levels of earnings per share and operating earnings. Options are vested as they are earned, and any options not earned at the end of the seven year period will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. In August 2007, we granted options to members of the Board of Directors. Such options vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2008 are as follows: annual dividend rate of 2.0%, expected volatility of 32%, risk free interest rate of 4.7% and expected life of 5.5 years. We are expensing the fair value of the Fiscal 2008 Employee Stock Option Grant over their expected life, as adjusted for expected forfeitures, and expensed the options issued to the Board of Directors at the time of issuance.
     We expensed approximately $2.3 million and $3.1 million for the three and six month periods ended September 30, 2007, respectively, as compared to $1.2 million and $1.9 million expensed for the three and six month periods ended September 30, 2006, respectively. At September 30, 2007, there was approximately $17.2 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.9 years.

     The following table represents stock option activity for the six months ended September 30, 2007:

	Number	Weighted -
	of	Average
	Shares	Exercise Price
Outstanding Options at Beginning of Period	1,636,852	$19.07
Granted	1,457,148	$47.12
Exercised	(128,667)	$15.86
Cancelled	(10,995)	$34.10

Outstanding Options at End of Period	2,954,338	$32.99

Options Exercisable at End of Period	1,365,308	$18.01

Weighted-Average Fair Value of Options Granted during the Period	$14.38
     The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted - Average
	Number of Shares	Remaining	Weighted - Average	Number of Shares	Weighted - Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$6.80 - $8.15	299,933	3.14	$7.41	292,918	$7.39
$9.57 - $10.54	190,867	2.20	$10.27	188,101	$10.27
$11.04 - $13.43	405,546	4.94	$12.28	378,763	$12.27
$21.52 - $29.59	372,760	5.91	$25.57	301,352	$24.96
$34.09 - $40.78	255,670	5.24	$38.44	185,140	$38.52
$47.53 - $62.83	1,429,562	6.83	$48.24	19,034	$62.83

	2,954,338	5.65	$32.99	1,365,308	$18.01

     At September 30, 2007, the aggregate intrinsic value of options outstanding was $8.1 million. The aggregate intrinsic value of exercisable options at that date was approximately $24.2 million. The total intrinsic value of options exercised during the six month period ended September 30, 2007 was approximately $4.0 million.
     Restricted Stock Units. The Company granted restricted stock units (“RSU’s”) to employees and directors during fiscal years 2006 and 2007. The value of the RSU’s granted to employees is being amortized over a three year period, while the value of the RSU’s granted to directors is being amortized over a period not to exceed ten years. Expense related to RSU’s was approximately $197,000 and $257,000 for the three and six month periods ended September 30, 2007, as compared to $335,000 and $699,000 for the three and six month periods ended September 30, 2006, respectively. At September 30, 2007 there was approximately $1.2 million of unearned compensation from restricted stock units that will be recognized over a weighted-average period of 3.9 years.
     Shares available for future stock option and restricted stock unit grants under existing plans were 1,177,969 at September 30, 2007.

(C) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our plans:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Service Cost — Benefits Earned during the Period	$137	$124	$266	$248
Interest Cost of Benefit Obligations	241	192	450	384
Expected Return on Plan Assets	(315)	(211)	(560)	(422)
Recognized Net Actuarial Loss	27	60	66	120
Amortization of Prior-Service Cost	36	35	74	70

Net Periodic Pension Cost	$126	$200	$296	$400

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2007
(dollars in thousands)
Common Stock —
Balance at Beginning of Period	$479
Stock Option Exercises	1
Share Repurchases	(36)

Balance at End of Period	444

Capital in Excess of Par Value —
Balance at Beginning of Period	—
Share-Based Activity	4,533
Stock Option Exercises	2,039
Share Repurchases	(6,572)

Balance at End of Period	—

Retained Earnings —
Balance at Beginning of Period	546,417
Dividends Declared to Stockholders	(18,412)
Cumulative Effect of the Adoption of FIN 48 (Note O)	(34,601)
Share Repurchases	(146,838)
Net Earnings	73,481

Balance at End of Period	420,047

Accumulated Other Comprehensive Losses —
Balance at Beginning of Period	(850)

Balance at End of Period	(850)

Total Stockholders’ Equity	$419,641

     We repurchased 3,689,600 shares at an average price of $38.52 during the six month period ended September 30, 2007. We also purchased an additional 316,700 shares during the last week of September, which were not settled until the first week of October, at an average price of $35.92. After considering the shares purchased during the first week of October, we are authorized to purchase an additional 1,489,500 shares.
(E) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $6.3 million and $5.8 million for the six months ended September 30, 2007 and 2006, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2007 and 2006, were $35.7 and $50.1 million, respectively.
     We have excluded $11.4 million of non-cash financing activities from the statement of cash flows related to the purchase of 316,700 shares of common stock. The shares were purchased during the last week of September 2007 and settled during the first week of October 2007.
(F) COMPREHENSIVE INCOME
     Comprehensive income for the three and six month periods ended September 30, 2007 and 2006 was identical to net income for the same periods.
     As of September 30, 2007, the Company has an accumulated other comprehensive loss of $0.8 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.
(G) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	September 30,	March 31,
	2007	2007
	(dollars in thousands)
Raw Materials and Material-in-Progress	$21,359	$22,286
Gypsum Wallboard	7,201	6,378
Finished Cement	6,946	12,640
Paperboard	4,713	5,321
Aggregates	8,874	3,392
Repair Parts and Supplies	29,001	25,300
Fuel and Coal	3,179	3,591

	$81,273	$78,908

(H) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted-Average Shares of Common Stock Outstanding	46,729,756	49,583,882	47,337,065	49,957,401
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,401,091	1,566,239	1,399,499	1,566,239
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(861,451)	(997,823)	(841,871)	(911,399)
Restricted Shares	67,540	69,493	67,663	71,789

Weighted-Average Common and Common Equivalent Shares Outstanding	47,336,936	50,221,791	47,962,356	50,684,030

     At September 30, 2007 and 2006, 1,258,278 stock options and 66,807 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.
(I) ACCRUED EXPENSES
     Included in accrued expenses are approximately $12.0 million and $19.8 million of accrued incentive compensation at September 30, 2007 and March 31, 2007, respectively.
(J) CREDIT FACILITIES
Bank Credit Facility —
     We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. On August 31, 2007 we amended the Bank Credit Facility to modify certain covenants to be more consistent with the credit quality of the Company and to provide the Company with additional financial flexibility. This amendment, among other things, increases the permissible leverage ratio; adds additional categories to the definition of “Applicable Rate” to account for the higher potential leverage ratio; and decreases the interest coverage ratio.
     Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is established quarterly based upon our ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to our consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at our option. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At September 30, 2007 we had $120.0 million of borrowings outstanding under the Bank Credit Facility.
     The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2007, the Company had $7.7 million of letters of credit outstanding, and $222.3 million of borrowings available under the Bank Credit Facility.
Series 2005A Senior Notes —
     We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in three tranches on November 15, 2005, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40 million	November 15, 2012	5.25%
Tranche B	$80 million	November 15, 2015	5.38%
Tranche C	$80 million	November 15, 2017	5.48%
     Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

     Our obligations under the 2005 Note Purchase Agreement and the Series 2005A Senior Notes are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The 2005 Note Purchase Agreement contains customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility.
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the 2005 Note Purchase Agreement) on the Series 2005A Senior Notes and the other payment and performance obligations of the Company contained in the Series 2005A Senior Notes and in the 2005 Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Series 2005A Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The “Make-Whole Amount” is computed by discounting the remaining scheduled payments of interest and principal of the Series 2005A Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Series 2005A Senior Notes being prepaid.
(K) SUBSEQUENT EVENT
Series 2007A Senior Notes-
     We entered into a Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in four tranches on October 2, 2007, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$20 million	October 2, 2014	6.08%
Tranche B	$50 million	October 2, 2016	6.27%
Tranche C	$70 million	October 2, 2017	6.36%
Tranche D	$60 million	October 2, 2019	6.48%
     Interest for each tranche of Notes is payable semi-annually on the second day of April and the second day of October of each year until all principal is paid for the respective tranche. The proceeds of the Series 2007A Senior Notes were used to repay the outstanding amounts under our Bank Credit Facility and for general corporate purposes.
     Our obligations under the 2007 Note Purchase Agreement and the Series 2007A Senior Notes are substantially similar to our obligations under the 2005 Note Purchase Agreement and the Series 2005A Senior Notes. Additionally, the Subsidiary Guaranty Agreement contained in the 2007 Note Purchase Agreement is substantially similar to the Subsidiary Guaranty Agreement contained in the 2005 Note Purchase Agreement, including the Make-Whole provisions.
(L) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2007, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.

     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Accrual Balances at Beginning of Period	$5,760	$5,853	$5,582	$5,456
Insurance Expense Accrued	759	899	1,772	2,143
Payments	(592)	(464)	(1,427)	(1,311)

Accrual Balance at End of Period	$5,927	$6,288	$5,927	$6,288

     The Company is currently contingently liable for performance under $7.7 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In the Company’s past experience, no material claims have been made against these financial instruments.
     In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnification obligations might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or results of operations. The Company currently has no outstanding guarantees.
     The Internal Revenue Service (the “IRS”) has been examining our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. On May 10, 2007, the IRS issued to the Company a draft Notice of Proposed Adjustment to reduce the tax basis of, and disallow a portion of the depreciation deductions claimed by the Company with respect to, assets acquired by the Company from Republic Group LLC, in a transaction completed in November 2000 (the “Republic Assets”). Subsequently, on June 26, 2007 the IRS issued a Notice of Proposed Adjustment incorporating the Company’s comments on the draft, including a separate Notice of Proposed Adjustment for statutory civil penalties.
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
     The Notice of Proposed Adjustment is not final, as the IRS has not issued its final examination report. We intend to pursue an administrative appeal and, if necessary, resort to the courts for a final determination. In the event we reach a settlement with the IRS, we will reverse any accrued interest and penalties in excess of the negotiated settlement. In the event we are unable to reach a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment. Given the preliminary nature of the proposed adjustment, the Company is unable to predict with certainty the ultimate outcome or the total amounts of tax, interest, and penalties owed to the IRS and state taxing authorities, if any. See Footnote (O) to the Unaudited Consolidated Financial Statements.

(M) SEGMENT INFORMATION
     Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.
     We operate in four business segments: Gypsum Wallboard, Cement, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the United States and include the mining of gypsum and the manufacture and sale of gypsum wallboard, mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the manufacture and sale of recycled paperboard primarily to the gypsum wallboard industry and other paperboard converters and the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.
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

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Revenues -
Gypsum Wallboard	$88,563	$137,587	$193,390	$285,274
Cement	101,140	91,534	198,231	180,302
Paperboard	35,124	32,981	69,909	67,699
Concrete and Aggregates	24,845	27,959	48,966	51,947
Other, net	616	2,454	1,138	3,279

Sub-total	250,288	292,515	511,634	588,501
Less: Intersegment Revenues	(16,370)	(17,179)	(32,906)	(34,979)
Less: Joint Venture	(23,455)	(18,868)	(47,028)	(37,080)

Net Revenues	$210,463	$256,468	$431,700	$516,442

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$2,763	$2,581	$4,831	$4,837
Paperboard	13,256	14,156	27,395	29,383
Concrete and Aggregates	351	442	680	759

	$16,370	$17,179	$32,906	$34,979

Cement Sales Volume (M Tons) -
Wholly Owned	753	715	1,458	1,422
Joint Venture	255	209	513	412

	1,008	924	1,971	1,834

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Operating Earnings —
Gypsum Wallboard	$15,246	$58,818	$42,420	$122,793
Cement	36,333	34,968	63,927	56,924
Paperboard	4,071	4,190	10,136	9,457
Concrete and Aggregates	4,102	5,011	8,151	8,786
Other, net	616	2,454	1,138	3,279

Sub-total	60,368	105,441	125,772	201,239
Corporate General and Administrative	(5,746)	(5,133)	(10,093)	(9,412)

Earnings Before Interest and Income Taxes	54,622	100,308	115,679	191,827
Interest Expense, net	(4,261)	(1,116)	(7,855)	(2,879)

Earnings Before Income Taxes	$50,361	$99,192	$107,824	$188,948

Cement Operating Earnings —
Wholly Owned	$27,059	$23,967	$48,477	$39,926
Joint Venture	9,274	11,001	15,450	16,998

	$36,333	$34,968	$63,927	$56,924

Capital Expenditures (1) —
Gypsum Wallboard	$22,774	$16,340	$51,002	$44,484
Cement	6,601	7,572	7,942	16,178
Paperboard	264	2,145	897	3,569
Concrete and Aggregates	1,203	1,403	2,126	2,211
Other	123	39	123	39

	$30,965	$27,499	$62,090	$66,481

Depreciation, Depletion and Amortization (1) —
Gypsum Wallboard	$4,195	$4,169	$8,361	$8,341
Cement	3,223	2,641	6,418	5,297
Paperboard	2,128	2,064	4,238	4,142
Concrete and Aggregates	993	806	1,994	1,627
Other, net	214	214	424	423

	$10,753	$9,894	$21,435	$19,830

	As of
	September 30,	March 31,
	2007	2007
	(dollars in thousands)

Identifiable Assets (1) —
Gypsum Wallboard	$419,709	$392,377
Cement	315,826	309,974
Paperboard	171,311	171,735
Concrete and Aggregates	69,775	61,181
Corporate and Other	116,359	36,143

	$1,092,980	$971,410

(1)	Basis conforms with equity method accounting.

     Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and unrecognized tax benefits. See Footnote (O) of the Unaudited Consolidated Financial Statements for additional information. The segment breakdown of goodwill is as follows:

	As of
	September 30,	March 31,
	2007	2007
	(dollars in thousands)
Gypsum Wallboard	$37,842	$37,842
Cement	8,359	8,359
Paperboard	2,446	2,446

	$48,647	$48,647

     Summarized financial information for the Joint Venture that is not consolidated is set out below (this combined summarized financial information includes the total amount for the Joint Venture and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Revenues	$44,972	$36,317	$90,491	$71,277
Gross Margin	$19,803	$18,335	$33,356	$31,328
Earnings Before Income Taxes	$18,547	$22,022	$30,900	$33,997

	As of
	September 30,	March 31,
	2007	2007
	(dollars in thousands)
Current Assets	$46,469	$48,826
Non-Current Assets	$48,123	$49,991
Current Liabilities	$12,912	$12,039
(N) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(115)	$(740)	$(189)	$(1,328)
Interest Expense	5,858	2,796	10,675	5,610
Other Expenses	110	111	220	211
Interest Capitalized	(1,592)	(1,051)	(2,851)	(1,614)

Interest Expense, net	$4,261	$1,116	$7,855	$2,879

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the Series 2005A Senior Notes, the Bank Credit Facility, commitment fees based on the unused portion of the Bank Credit Facility and interest accrued on our unrecognized tax benefits. Other expenses include amortization of debt issue costs, and bank credit facility costs. Interest capitalized during the three month period ended September 30, 2007 relates to the construction of a new wallboard facility by American Gypsum Company.
(O) INCOME TAXES
     Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended September 30, 2007 was 30.9%. The effective tax rate for the six month period ended September 30, 2007 was 32.0%, which is also the estimated overall tax rate for the full fiscal year 2008.
     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on April 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $80.7 million relating to the Notice of Proposed Adjustment described in Footnote (L) of the Unaudited Consolidated Financial Statements. We recorded $27.6 million of the unrecognized tax benefit as an increase in federal income taxes payable and $53.1 million as an increase in long-term deferred taxes. We also recorded an increase of $80.7 million to other assets relating to unrecognized tax benefits. Upon resolution, any tax benefit amounts ultimately not recognized will be reclassified to goodwill in accordance with Emerging Issues Task Force abstract 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”. Additionally, we reduced our April 1, 2007 retained earnings balance by $34.6 million, which represents potential interest and penalties related to our unrecognized tax benefits.
     As of the date of adoption, the total amount of our unrecognized tax benefits was $84.3 million and the total amount of interest and penalties recognized on our consolidated balance sheet was $34.6 million. Approximately $27.6 million of this amount is included in accrued liabilities and the remaining $53.1 million is included in long-term deferred income taxes. During the three and six month periods ended September 30, 2007 we accrued an additional $1.8 million and $3.8 million, respectively, of interest on our unrecognized tax benefit. We classify interest expense related to unrecognized tax benefits as a component of interest expense, while penalties related to unrecognized tax benefits are classified as a component of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would reduce our effective tax rate is $3.6 million. It is reasonably possible that the amount of our unrecognized tax benefits will change in the next 12 months. Any changes in unrecognized tax benefits will be recorded when realized and it is possible that these changes may have a significant impact on our results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
EXECUTIVE SUMMARY
     Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six month periods ended September 30, 2007 and 2006, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     We operate in cyclical commodity businesses. Downturns in overall economic activity usually have a significant adverse effect on these businesses due to decreased demand and reduced pricing. Our operations, depending on each business segment, range from local in nature to national businesses; therefore, we have operations in a variety of geographic markets, subjecting our businesses to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. We believe we are well positioned to mitigate the effects of changing industry conditions because of our low-cost, balanced mix of construction products, combined with our geographical location in the sunbelt regions of the U.S. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the Northeast; however, our primary markets are in the Southwestern U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand. Our cement companies are located in geographic areas west of the Mississippi River and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates is tied more closely to the economies of the local and regional markets, which may fluctuate more widely than in the nation as a whole.
     We conduct one of our cement operations through a Joint Venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the Joint Venture and account for our interest under the equity method of accounting. We proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earning in the presentation of our cement segment, which is the way management organizes the segment within the Company for making operating decisions and assessing performance.

RESULTS OF OPERATIONS
Consolidated Results
     The following tables list by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
REVENUES
Gypsum Wallboard	$88,563	$137,587	$193,390	$285,274
Cement (1)	101,140	91,534	198,231	180,302
Paperboard	35,124	32,981	69,909	67,699
Concrete and Aggregates	24,845	27,959	48,966	51,947
Other, net	616	2,454	1,138	3,279

Sub-total	250,288	292,515	511,634	588,501
Less: Intersegement Revenues	(16,370)	(17,179)	(32,906)	(34,979)
Less: Joint Venture Revenues	(23,455)	(18,868)	(47,028)	(37,080)

Total	$210,463	$256,468	$431,700	$516,442

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
OPERATING EARNINGS (2)
Gypsum Wallboard	$15,246	$58,818	$42,420	$122,793
Cement (1)	36,333	34,968	63,927	56,924
Paperboard	4,071	4,190	10,136	9,457
Concrete and Aggregates	4,102	5,011	8,151	8,786
Other, net	616	2,454	1,138	3,279

Total	$60,368	$105,441	$125,772	$201,239

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

(2)	Prior to Corporate General and Administrative expenses.

Operating Earnings.
     Consolidated operating earnings decreased 43% and 38% during the three and six month periods ended September 30, 2007, respectively, as compared to the similar periods in 2006. The decrease in both the three and six month periods was due primarily to the decrease in operating earnings from our gypsum wallboard division, slightly offset by increases by our cement division. The decrease in operating earnings in the Gypsum Wallboard division was due primarily to lower average net sales prices, coupled with lower sales volumes, while the increase in the Cement division was due to increased sales volumes and prices.
Other Income.
     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
Corporate General and Administrative.
     Corporate general and administrative expenses increased 7%, to $5.8 million for the three month period ended September 30, 2007, compared to $5.1 million for the comparable prior year period, and increased 7%, to $10.1 million for the six month period ended September 30, 2007, compared to $9.4 million for the comparable prior year period. The increases in both the three and six month periods are due primarily to increased compensation costs related to our long term incentive plan.
Net Interest Expense.
     Net interest expense increased to $4.3 million and $7.8 million for the three and six month periods ended September 30, 2007, respectively, as compared to $1.1 million and $2.9 million for the three and six month periods ended September 30, 2006, respectively. The increase is primarily due to interest expense on our unrecognized tax position in accordance with the adoption of FIN 48, as well as increased borrowings during the quarter ended September 30, 2007, offset slightly by an increase in capitalized interest related to the construction of our gypsum wallboard plant in Georgetown, South Carolina.
Income Taxes.
     As of September 30, 2007, the effective tax rate for fiscal 2008 is 32% compared to the prior year effective tax rate of 34%. The expected tax rate for the full fiscal year 2008 is estimated to be 32%.
Net Income.
     Pre-tax earnings of $50.3 million were 49% lower than last year’s second quarter pre-tax earnings of $99.2 million. Net earnings of $34.8 million decreased 47% from net earnings of $66.1 million for last year’s same quarter. Diluted earnings per share of $0.73 were 45% lower than the $1.32 for last year’s same quarter. Year-to-date net earnings and diluted earnings per share of $73.5 million and $1.53, respectively, were down 41% and 38%, respectively, from last year’s year to date amounts.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, as reported	$88,563	$137,587	(36%)	$193,390	$285,274	(32%)
Freight and Delivery Costs billed to customers	(21,126)	(22,221)	(5%)	(43,676)	(46,516)	(6%)

Net Revenues	$67,437	$115,366	(42%)	$149,714	$238,758	(37%)

Sales Volume (MMSF)	612	657	(7%)	1,254	1,392	(10%)
Average Net Sales Price (1)	$110.22	$175.69	(37%)	$119.43	$171.55	(30%)
Freight (MSF)	$34.52	$33.84	2%	$34.83	$33.42	4%
Operating Margin (MSF)	$24.91	$89.57	(72%)	$33.83	$88.23	(62%)
Operating Earnings	$15,246	$58,818	(74%)	$42,420	$122,793	(65%)

(1)	Net of freight per MSF.
Revenues.
     Revenues declined 36% and 32% for the three and six month periods ended September 30, 2007, respectively, as compared to the similar periods in 2006, primarily due to the reduction in average sales price of 37% and 30%, respectively, during fiscal 2008. Also contributing to the decline in revenues was the decline in sales volumes during the three and six month periods ended September 30, 2007 as compared to 2006 of 7% and 10%, respectively. The declines in both pricing and volume are due primarily to the softening of demand for residential housing during calendar 2007.
Operating Margins.
     The decline in operating margins during the three and six month periods ended September 30, 2007 as compared to the similar periods in 2006 is due primarily to the reduction in average net sales price of 37% and 30%, respectively, coupled with declines in sales volumes during both periods. The decline in both average sales price and sales volumes is due primarily to the slowdown in residential housing and the corresponding reduction in industry utilization, which has fallen from the high 90% range to the low 80% range in the last twelve months.

CEMENT OPERATIONS (1)

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including Intersegment and joint venture	$101,140	$91,534	11%	$198,231	$180,303	10%
Freight and Delivery Costs billed to customers	(4,684)	(5,844)	(20%)	(9,059)	(11,818)	(23%)

Net Revenues	$96,456	$85,690	13%	$189,172	$168,485	12%

Sales Volume (M Tons)	1,008	924	9%	1,971	1,834	7%
Average Net Sales Price	$95.68	$92.68	3%	$95.97	$91.86	4%
Operating Margin	$36.04	$37.82	(5%)	$32.43	$31.04	4%
Operating Earnings	$36,333	$34,968	4%	$63,927	$56,924	12%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
Revenues.
     Increases in revenues for the three and six month periods ended September 30, 2007, as compared to similar periods in 2006, are primarily due to increases in average sales prices, coupled with increased sales volume. The increases in sales prices are related primarily to fully realizing price increases made throughout the latter part of fiscal 2007, coupled with price increases in certain markets during the first quarter of fiscal 2008.
Operating Margins.
     Operating earnings increased by 4% and 12%, respectively, for the three and six month periods ended September 30, 2007, as compared to similar periods in 2006, primarily due to increased sales prices, coupled with increased sales volume. Operating margins and operating earnings have also been positively impacted by the increased production from Illinois Cement Company, which resulted in a reduction of purchased cement sold during the three and six month periods ended September 30, 2007 as compared to similar periods in 2006. Although sales volumes and average sales prices increased during the second quarter of fiscal 2008 as compared to 2007, operating margins decreased by 5% during this same period, primarily due the impact of the amounts received during the second quarter of fiscal 2007 as a result of the cement industry settlement of the dispute regarding anti-dumping duties on cement from Mexico, and the receipt of insurance proceeds related to a business interruption claim.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegement	$35,124	$32,981	7%	$69,909	$67,699	3%
Freight and Delivery Costs billed to customers	(553)	(812)	(32%)	(1,254)	(1,690)	(26%)

Net Revenues	$34,571	$32,169	7%	$68,665	$66,009	4%

Sales Volume (M Tons)	72	70	3%	143	147	(3%)
Average Net Sales Price	$476.26	$457.64	4%	$478.75	$448.46	7%
Operating Margin	$56.54	$64.25	(12%)	$70.88	$59.60	19%
Operating Earnings	$4,071	$4,190	(3%)	$10,136	$9,457	7%
Revenues.
     Revenues increased during the three and six month periods of fiscal 2008 as compared to fiscal 2007 primarily due to increased average sales prices and consistent sales volumes. The increase in sales price is related to certain price escalators contained in our long-term sales contract for gypsum paper.
Operating Margins.
     Operating margins increased during the six month period ended September 30, 2007, as compared to 2006, primarily due to increased average sales prices, and relatively flat sales volumes. Operating margins decreased during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 due primarily to increased operating costs, namely fiber, and a decrease in the percentage of higher margin gypsum paper sold from 80% of total paper sold during the second quarter of fiscal 2007 to 73% of total paper sold during the second quarter of fiscal 2008.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegement	$24,845	$27,959	(11%)	$48,966	$51,947	(5%)
Sales Volume —
M Cubic Yards of Concrete	220	248	(11%)	430	471	(9%)
M Tons of Aggregates	1,178	1,469	(20%)	2,341	2,768	(15%)
Average Sales Price —
Concrete — Per Cubic Yard	$75.44	$70.80	7%	$75.32	$69.83	8%
Aggregates — Per Ton	$7.02	$6.98	1%	$7.08	$6.79	4%
Operating Earnings	$4,102	$5,011	(18%)	$8,151	$8,786	(7%)
Revenues.
     Revenues decreased by 11% and 5% for the three and six month periods ended September 30 2007, respectively, as compared to the similar periods in 2006 primarily due to the reduction in sales volumes of both concrete and aggregates during fiscal 2008. The reductions in sales volumes were offset slightly by increased average sales prices of both concrete and aggregates for both the quarter and year-to-date as compared to prior year periods.
Operating Earnings.
     Operating earnings decreased during the three and six month periods ended September 30, 2007, as compared to similar periods in 2006 primarily due to decreases in sales volume, offset slightly by increased sales prices.

GENERAL OUTLOOK
     The slowdown in residential construction has slowed demand for wallboard, resulting in declining industry utilization. The Gypsum Association reported approximately 23.4 billion square feet of wallboard was shipped during the first nine months of calendar year 2007, which represents a 15% decrease from prior year shipments. Industry utilization was estimated to be approximately 80% during this period, and we continue to believe that average industry capacity utilization will be in the 80% range for the remainder of calendar year 2007. The low industry utilization rate and the continued softening of residential construction is expected to have an adverse impact on our fiscal 2008 operating results as compared to fiscal 2007.
     Worldwide demand for cement remains at record levels, and U.S. demand for cement also remains at near record levels, requiring approximately 20% imports to meet U.S. construction demands. Cement demand in some U.S. regions has been more severely impacted due to the residential slowdown; however, the underlying demand in the majority of the markets served by our four cement plants remains at high levels, and we expect fiscal 2008 to be our 22nd consecutive year of selling out production of our four cement plants. Cement price increases that had been announced for the early part of 2008 in most of our regional markets have been delayed until April 2008, due primarily to wet weather during the spring and early summer months, which created an inventory buildup in the market. The cost of purchased cement increased during the second quarter, especially in the western region, and continued increases may adversely impact our operating margins during the third and fourth quarter of fiscal 2008. The completion of our expansion and modernization of the Illinois Cement plant during the fourth quarter of fiscal 2007 is expected to continue to positively impact operating earnings during fiscal 2008 as low margin purchased product will be replaced by higher margin manufactured cement.
     Low wallboard demand caused by the reduction in residential construction is expected to continue to adversely impact our recycled paperboard operations throughout fiscal 2008. Additional increases in the cost of fiber and natural gas could adversely impact our paperboard operations as these two costs comprise a significant amount of our total production costs, as could further reductions of sales of higher margin gypsum paper to total paper sold.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Six Months
	Ended September 30,
	2007	2006
	(dollars in thousands)

Net Cash Provided by Operating Activities	$102,626	$153,032
Investing Activities:
Capital Expenditures	(62,090)	(66,481)

Net Cash Used in Investing Activities	(62,090)	(66,481)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	1,235	1,702
Increase in Long-term Debt	120,000	—
Purchase and Retirement of Common Stock	(142,074)	(50,153)
Dividends Paid	(17,987)	(17,625)
Proceeds from Stock Option Exercises	2,040	1,076

Net Cash used in Financing Activities	(36,786)	(65,000)

Net Increase in Cash	$3,750	$21,551

     The $50.4 million decrease in cash flows from operating activities for the six month period ended September 30, 2007 was largely attributable to decreased net earnings.
     Working capital at September 30, 2007, was $12.5 million compared to $65.6 million at March 31, 2007, primarily due to increased federal income taxes payable and accounts payable related to the repurchase of approximately $11.4 million of our common stock during the last week of September 2007.
     On October 2, 2007 the Company entered into a Note Purchase Agreement with respect to the Series 2007 A Senior Notes. Under the Series 2007 Notes, we borrowed $200 million which was used to repay the outstanding amounts under our Bank Credit Facility, and for general corporate purposes. The net impact of the borrowing was to increase both cash and long-term debt by $80.0 million.
     Total debt increased by $120.0 million from March 31, 2007 to September 30, 2007. Debt-to-capitalization at September 30, 2007, was 43.3% compared to 26.8% at March 31, 2007. Total debt increased to $400 million upon our execution of the Series 2007A Senior Notes on October 2, 2007. Our debt-to-capitalization ratio and net debt-to-capitalization ratio, giving effect to the new borrowing, is 48.8% and 41.6%, respectively.
     The Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment to the Company that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $27.6 million, plus penalties of $5.7 million and applicable interest, and may result in additional state income taxes, including applicable interest and penalties. We intend to pursue an administrative appeal and, if necessary, resort to the courts for a final determination. We intend to pay the amount of proposed additional income taxes assessed of $27.6 million, plus related penalties and interest of approximately $19.8 million to minimize the interest payable to the IRS while the appeal is pending. In the event we reach a settlement with the IRS, we will reverse any accrued interest and penalties in excess of the negotiated settlement. See Footnote (L) of the Unaudited Consolidated Financial Statements for additional information.
     Based on our financial condition and results of operations as of and for the three months ended September 30, 2007, along with the projected net earnings for the remainder of fiscal 2008, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2008. The Company was in compliance at September 30, 2007 and during the three months ended September 30, 2007, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
Debt Financing Activities.
Bank Credit Facility —
     The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. On August 31, 2007 we amended the Bank Credit Facility to modify certain covenants to be more consistent with the credit quality of the Company and to provide the Company with additional financial flexibility. This amendment, among other things, increases the permissible Leverage Ratio; adds additional categories to the definition of “Applicable Rate” to account for the higher potential Leverage Ratio; and decreases the interest coverage ratio.
     Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At September 30, 2007, the Company had $120.0 million of borrowings outstanding under the Bank Credit Facility.
Series 2005A Senior Notes —
     We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in three tranches on November 15, 2005, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40 million	November 15, 2012	5.25%
Tranche B	$80 million	November 15, 2015	5.38%
Tranche C	$80 million	November 15, 2017	5.48%
     Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

     Our obligations under the 2005 Note Purchase Agreement and the Senior Notes are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The 2005 Note Purchase Agreement contains customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility.
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the 2005 Note Purchase Agreement) on the Series 2005A Senior Notes and the other payment and performance obligations of the Company contained in the Series 2005A Senior Notes and in the 2005 Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Series 2005A Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The “Make-Whole Amount” is computed by discounting the remaining scheduled payments of interest and principal of the Series 2005A Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Series 2005A Senior Notes being prepaid.
Series 2007A Senior Notes—
     We entered into a Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in four tranches on October 2, 2007, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$20 million	October 2, 2014	6.08%
Tranche B	$50 million	October 2, 2016	6.27%
Tranche C	$70 million	October 2, 2017	6.36%
Tranche D	$60 million	October 2, 2019	6.48%
     Interest for each tranche of Notes is payable semi-annually on the second day of both April and October of each year until all principal is paid for the respective tranche.
     Our obligations under the 2007 Note Purchase Agreement and the Series 2007A Senior Notes are substantially similar to our obligations under the 2005 Note Purchase Agreement and the Series 2005A Senior Notes. Additionally, the Subsidiary Guaranty Agreement contained in the 2007 Note Purchase Agreement is substantially similar to Subsidiary Guaranty Agreement contained in the 2005 Note Purchase Agreement, including the Make-Whole provisions.
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
     The Company does not have any off balance sheet debt except for operating leases. The Company does not have any transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At September 30, 2007, the Company had $7.7 million of letters of credit outstanding that renew annually. We are also contingently liable for performance under $7.7 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases.

	Common Stock
	Shares	Average Price
	Purchased	Paid Per Share

April 1 through April 30, 2007	—	$—
May 1 through May 31, 2007	—
June 1 through June 30, 2007	—

Quarter 1 Totals	—	$—

July 1 through July 31, 2007	65,000	$45.57
August 1 through August 31, 2007	2,231,900	39.38
September 1 through September 30, 2007	1,392,700	36.87

Quarter 2 Totals	3,689,600	$38.52

Year-to-Date Totals	3,689,600	$38.52

     As of September 30, 2007, we had a remaining authorization to purchase 1,806,200 shares. During the first week of October, we purchased an additional 316,700 shares at an average price of $35.92, reducing our remaining authorization to 1,489,500. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.
Dividends.
     Dividends paid in the six months ended September 30, 2007 and 2006 were $18.0 million and $17.6 million, respectively. The Company increased its quarterly dividend to $0.20 from $0.175 beginning with the July 2007 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.
Capital Expenditures.
     The following table compares capital expenditures:

	For the Six Months
	Ended September 30,
	2007	2006
	(dollars in thousands)

Land and Quarries	$156	$764
Plants	58,764	64,455
Buildings, Machinery and Equipment	3,170	1,262

Total Capital Expenditures	$62,090	$66,481

     For fiscal 2008, we expect capital expenditures of approximately $125.0 million, which is approximately $12.0 million less than our fiscal 2007 levels. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks related to fluctuations in interest rates in connection with our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates; however, are not presently utilizing such derivative financial instruments. At September 30, 2007 outstanding borrowings under the amended Bank Credit Facility totaled $120.0 million.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
     Certain sections of this report, including Management’s Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to:
•	Levels of construction spending. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction has, and may continue to, adversely impact our wallboard business. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction) could have a material adverse effect on our business, financial condition and results of operations.

•	Interest rates. Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity put in place. Higher interest rates could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities.

•	National and regional economic conditions. A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the construction industry or increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.

•	Compliance with governmental regulations. Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various certificates, permits or licenses are required in order to conduct our business or for construction and related operations. Although management believes that we are in compliance in all material respects with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from opening or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.

•	The seasonal nature of the Company’s business. A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November when the weather in our markets is more favorable to construction activity. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of the Company’s common stock.

•	Price fluctuations and supply/demand for our products. The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for cement are currently at levels higher than those experienced in recent years, while prices for wallboard have declined significantly as a result of the decline in residential construction. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

•	Restrictive covenants in our debt agreements. Our amended and restated credit agreement and the note purchase agreements governing our senior notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including our ability to:
•	Incur additional indebtedness;

•	Sell assets or make other fundamental changes;

•	Engage in mergers and acquisitions;

•	Make investments, loans, advances or guarantees;

•	Encumber the assets of the Company and its restricted subsidiaries;

•	Enter into transactions with our affiliates.
In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any other these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under those agreements. This may allow the lenders under those agreements to declare all amounts outstanding thereunder to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the operative agreements. If this occurs, we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.
•	Significant changes in the cost of, and the availability of, fuel, energy and other raw materials. Significant increases in the cost of fuel, energy or raw materials used in connection with our businesses or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

•	Unfavorable weather conditions during peak construction periods and other unexpected operational difficulties. Because a majority of our business is seasonal, unfavorable weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

•	Unexpected equipment failures, catastrophic events and scheduled maintenance. Interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment. Such equipment may, on occasion, be out of service as a result of unanticipated events such as fires, explosions or violent weather conditions. We also have periodic scheduled shut-downs to perform maintenance on our facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time, which could have a material adverse effect on our results of operations and financial condition.

•	Competition from new or existing competitors or the ability to successfully penetrate new markets. The construction products industry is highly competitive. If we are unable to keep our products competitively priced, our sales could be reduced materially. Also, we may experience increased competition from companies offering products based on new processes that are more efficient or result in improvements in product performance, which could put us at a disadvantage and cause us to lose customers and sales volume. Our failure to continue to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

•	Environmental liabilities. Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability, (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities could have a material adverse effect on our operations in the future.

•	Events that may disrupt the U.S. or world economy. Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on our business.

•	Significant changes in the cost and availability of transportation. Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of the wallboard division. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

     In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The disclosure required under this Item is included in Part I, Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchases” and is incorporated herein by reference.
Item 4. Submission of Materials to a Vote of Security Holders
     On August 2, 2007, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Robert L. Clarke, Frank W. Maresh and Steven R. Rowley were elected to the Board of Directors by the holders of our Common Stock, par value $0.01 per share, to serve until the 2010 Annual Meeting of Stockholders. Also, at the Annual Meeting a proposal to ratify the appointment by our Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending March 31, 2008 was approved by the holders of our Common Stock. Voting results for the director nominees and the proposal are summarized as follows:

	Number of Shares Common Stock
Director Nominee	For	Withhold Authority	Broker Non-Votes
Robert L. Clarke	41,778,504	498,832	—
Frank W. Maresh	41,845,868	431,468	—
Steven R. Rowley	41,767,439	509,897	—

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of Ernst & Young LLP as the Independent Auditors	42,175,318	59,184	42,834	—
     Laurence E. Hirsch, Michael R. Nicolais and Richard R. Stewart continue as directors with a term expiring in 2008. F. William Barnett, O.G. Dagnan and David W. Quinn continue as directors with a term expiring in 2009.
Item 6. Exhibits
4.1	Seventh Amendment to Amended and Restated Credit Agreement dated August 31, 2007 among Eagle Materials Inc. and the lenders party thereto, JP Morgan Chase Bank N.A., as administration agent, Bank of America N.A. and Union Bank of California, N.A. as co-documentation agents and Wells Fargo Bank N.A. and Union Bank of California, N.A., as co-documentation agents (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007, and incorporated herein by reference.

10.1	Note Purchase Agreement dated October 2, 2007 among Eagle Materials Inc. and the Purchasers named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007 and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

November 5, 2007	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer (principal executive officer)

November 5, 2007	/s/ ARTHUR R. ZUNKER, JR.
Arthur R. Zunker, Jr.
Senior Vice President-Finance, Treasurer and Chief Financial Officer (principal financial and chief accounting officer)