Form 10-Q
period 2007-12-31
EAGLE MATERIALS INC
filed 2008-02-05
CIK 918646

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
     (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
As of January 31, 2008, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,388,143

Eagle Materials Inc. and Subsidiaries
Form 10-Q
December 31, 2007

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

REVENUES
Gypsum Wallboard	$73,371	$114,411	$266,761	$399,685
Cement	57,697	56,408	204,069	194,793
Paperboard	19,433	18,632	61,947	56,948
Concrete and Aggregates	22,148	24,245	70,434	75,433
Other, net	356	483	1,494	3,762

	173,005	214,179	604,705	730,621

COSTS AND EXPENSES
Gypsum Wallboard	66,493	72,834	217,463	235,315
Cement	40,951	47,360	138,846	145,819
Paperboard	14,337	13,641	46,715	42,501
Concrete and Aggregates	19,013	19,926	59,148	62,327
Corporate General and Administrative	4,300	5,622	14,393	15,034
Interest Expense, net	5,811	1,041	13,666	3,920

	150,905	160,424	490,231	504,916

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	9,854	7,596	25,304	24,594

EARNINGS BEFORE INCOME TAXES	31,954	61,351	139,778	250,299
Income Taxes	9,579	20,434	43,922	84,195

NET EARNINGS	$22,375	$40,917	$95,856	$166,104

EARNINGS PER SHARE:
Basic	$0.51	$0.85	$2.07	$3.36

Diluted	$0.50	$0.83	$2.05	$3.31

AVERAGE SHARES OUTSTANDING:
Basic	44,019,262	48,354,882	46,227,109	49,415,067

Diluted	44,596,051	49,011,353	46,834,390	50,117,681

CASH DIVIDENDS PER SHARE:	$0.20	$0.175	$0.60	$0.525

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	December 31,	March 31,
	2007	2007
	(unaudited)

ASSETS
Current Assets —
Cash and Cash Equivalents	$65,820	$17,215
Accounts and Notes Receivable	53,217	77,486
Inventories	85,998	78,908

Total Current Assets	205,035	173,609

Property, Plant and Equipment —	1,059,235	986,821
Less: Accumulated Depreciation	(362,460)	(333,641)

Property, Plant and Equipment, net	696,775	653,180
Notes Receivable	7,546	8,270
Investment in Joint Venture	39,166	43,862
Goodwill and Intangible Assets	69,740	70,218
Other Assets	104,304	22,271

	$1,122,566	$971,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Accounts Payable	$41,303	$52,359
Federal Income Taxes Payable	6,047	—
Accrued Liabilities	57,273	55,665

Total Current Liabilities	104,623	108,024

Long-term Debt	400,000	200,000
Deferred Income Taxes	183,219	117,340
Stockholders’ Equity —
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,034,925 and 47,909,103 Shares, respectively	440	479
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(850)	(850)
Retained Earnings	435,134	546,417

Total Stockholders’ Equity	434,724	546,046

	$1,122,566	$971,410

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited — dollars in thousands)

	For the Nine Months
	Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$95,856	$166,104
Adjustments to Reconcile Net Earnings to Net Cash Provided
By Operating Activities, Net of Effects of Non-Cash Activity — Depreciation, Depletion and Amortization	32,354	29,681
Deferred Income Tax Benefit	(6,777)	(4,054)
Stock Compensation Expense	4,814	4,207
Equity in Earnings of Unconsolidated Joint Venture	(25,304)	(24,594)
Excess Tax Benefits from Share Based Payment Arrangements	(1,235)	(1,969)
Distributions from Joint Venture	30,000	9,749
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	24,993	16,133
Inventories	(7,090)	1,136
Accounts Payable and Accrued Liabilities	(23,706)	(2,003)
Other Assets	(901)	703
Income Taxes Payable	(21,499)	12,473

Net Cash Provided by Operating Activities	101,505	207,566

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(75,937)	(102,342)

Net Cash Used in Investing Activities	(75,937)	(102,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Long-term Debt	200,000	—
Dividends Paid to Stockholders	(26,793)	(26,210)
Purchase and Retirement of Common Stock	(153,445)	(75,522)
Proceeds from Stock Option Exercises	2,040	1,570
Excess Tax Benefits from Share Based Payment Arrangements	1,235	1,969

Net Cash Provided by (Used in) Financing Activities	23,037	(98,193)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,605	7,031
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,215	54,766

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,820	$61,797

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2007
(A) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2007, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (“EXP”, the “Company”, or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2007.
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
(B) SHARE-BASED EMPLOYEE COMPENSATION
Long-Term Compensation Plans
     Options. The Company granted a target number of stock options during June 2007 to certain employees (the “Fiscal 2008 Employee Stock Option Grant”) that may be earned, in whole or in part, if certain performance conditions are satisfied. The Fiscal 2008 Employee Stock Option Grant is intended to be a single award covering the next three years, and will vest over a seven year period depending upon the achievement of specified levels of earnings per share and operating earnings. Options are vested as they are earned, and any options not earned at the end of the seven year period will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. In August 2007, we granted options to members of the Board of Directors. Such options vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2008 are as follows: annual dividend rate of 2.0%, expected volatility of 32%, risk free interest rate of 4.7% and expected life of 5.5 years. We are expensing the fair value of the Fiscal 2008 Employee Stock Option Grant over its expected life, as adjusted for expected forfeitures, and expensed the options issued to the Board of Directors at the time of issuance.
     We expensed approximately $1.1 million and $4.5 million for the three and nine month periods ended December 31, 2007, respectively, as compared to $1.2 million and $3.1 million expensed for the three and nine month periods ended December 31, 2006, respectively. At December 31, 2007, there was approximately $16.0 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.7 years.

     The following table represents stock option activity for the nine months ended December 31, 2007:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding Options at Beginning of Period	1,636,852	$19.07
Granted	1,457,148	$47.12
Exercised	(128,667)	$15.86
Cancelled	(25,920)	$34.11

Outstanding Options at End of Period	2,939,413	$32.98

Options Exercisable at End of Period	1,370,460	$18.04

Weighted-Average Fair Value of Options Granted during the Period	$14.38
     The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number of Shares	-Average Remaining	Weighted - Average	Number of Shares	Weighted - Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$6.80 — $8.15	299,933	2.89	$7.41	292,918	$7.39
$9.57 — $10.54	190,867	1.95	$10.27	188,101	$10.27
$11.04 — $13.43	405,546	4.69	$12.28	378,763	$12.27
$21.52 — $29.08	361,060	5.70	$25.44	302,852	$24.95
$34.09 — $40.78	255,670	4.99	$38.44	191,140	$38.55
$47.53 — $62.83	1,426,337	6.58	$48.20	16,686	$62.83

	2,939,413	5.39	$32.98	1,370,460	$18.04

     At December 31, 2007, the aggregate intrinsic value of options outstanding was $7.4 million. The aggregate intrinsic value of exercisable options at that date was approximately $23.9 million. The total intrinsic value of options exercised during the nine month period ended December 31, 2007 was approximately $4.0 million.
     Restricted Stock Units. The Company granted restricted stock units (“RSU’s”) to employees and directors during fiscal years 2006 and 2007. The value of the RSU’s granted to employees is being amortized over a three year period, while the value of the RSU’s granted to directors is being amortized over a period not to exceed ten years. Expense related to RSU’s was approximately $198,000 and $455,000 for the three and nine month periods ended December 31, 2007, as compared to $356,000 and $1,055,000 for the three and nine month periods ended December 31, 2006, respectively. At December 31, 2007, there was approximately $1.0 million of unearned compensation from restricted stock units that will be recognized over a weighted-average period of 4.2 years.
     Shares available for future stock option and restricted stock unit grants under existing plans were 1,193,030 at December 31, 2007.

(C) PENSION AND EMPLOYEE BENEFIT PLANS
     We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.
     The following table shows the components of net periodic cost for our plans:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Service Cost — Benefits Earned during the Period	$133	$124	$399	$372
Interest Cost of Benefit Obligations	225	192	675	576
Expected Return on Plan Assets	(280)	(211)	(840)	(633)
Recognized Net Actuarial Loss	33	60	99	180
Amortization of Prior-Service Cost	37	35	111	105

Net Periodic Pension Cost	$148	$200	$444	$600

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity follows:

For the Nine Months
Ended December 31, 2007
(dollars in thousands)
Common Stock —
Balance at Beginning of Period	$479
Stock Option Exercises	1
Share Repurchases	(40)

Balance at End of Period	440

Capital in Excess of Par Value —
Balance at Beginning of Period	—
Share-Based Activity	6,049
Stock Option Exercises	2,039
Share Repurchases	(8,088)

Balance at End of Period	—

Retained Earnings —
Balance at Beginning of Period	546,417
Dividends Declared to Stockholders	(27,221)
Cumulative Effect of the Adoption of FIN 48 (Note N)	(34,601)
Share Repurchases	(145,317)
Net Earnings	95,856

Balance at End of Period	435,134

Accumulated Other Comprehensive Losses —
Balance at Beginning of Period	(850)

Balance at End of Period	(850)

Total Stockholders’ Equity	$434,724

     We repurchased 4,006,300 shares at an average price of $38.30 during the nine month period ended December 31, 2007, as compared to our repurchase of 2,156,800 shares at an average price of $35.02 during the nine month period ended December 31, 2006. We repurchased 316,700 shares at an average price of $35.92 during the three months ended December 31, 2007. Additionally, we purchased 772,200 shares at an average price of $30.38 during January 2008. After considering the shares purchased during January 2008, there are 717,300 shares remaining under the current repurchase authorization.
(E) CASH FLOW INFORMATION — SUPPLEMENTAL
     Cash payments made for interest were $15.4 million and $11.4 million for the nine months ended December 31, 2007 and 2006, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2007 and 2006, were $69.5 and $75.4 million, respectively. The payments made during the nine month period ended December 31, 2007 includes approximately $33.3 million related to an exam by the Internal Revenue Service, which is discussed in Footnote (K) of the Unaudited Consolidated Financial Statements.
(F) COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended December 31, 2007 and 2006 was identical to net income for the same periods.
     As of December 31, 2007, the Company has an accumulated other comprehensive loss of $0.8 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.
(G) INVENTORIES
     Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	December 31,	March 31,
	2007	2007
	(dollars in thousands)
Raw Materials and Material-in-Progress	$20,562	$22,286
Gypsum Wallboard	6,670	6,378
Finished Cement	9,942	12,640
Paperboard	4,735	5,321
Aggregates	10,213	3,392
Repair Parts and Supplies	30,355	25,300
Fuel and Coal	3,521	3,591

	$85,998	$78,908

(H) ACCRUED EXPENSES
     Included in accrued expenses are approximately $13.3 million and $19.8 million of accrued incentive compensation and $7.5 million and $4.0 million of accrued interest at December 31, 2007 and March 31, 2007, respectively.

(I) COMPUTATION OF EARNINGS PER SHARE
     The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Weighted-Average Shares of Common Stock Outstanding	44,019,262	48,354,882	46,227,109	49,415,067
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,321,978	1,604,967	1,373,658	1,621,639
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(813,437)	(1,018,219)	(832,392)	(989,804)
Restricted Shares	68,242	69,723	66,015	70,779

Weighted-Average Common and Common Equivalent Shares Outstanding	44,596,051	49,011,353	46,834,390	50,117,681

Shares excluded due to anti-dilution effects	1,632,043	154,699	1,382,866	150,945

(J) CREDIT FACILITIES
Bank Credit Facility -
     We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. On August 31, 2007, we amended the Bank Credit Facility to modify certain covenants to be more consistent with the credit quality of the Company and to provide the Company with additional financial flexibility. This amendment, among other things, increased the permissible leverage ratio; added additional categories to the definition of “Applicable Rate” to account for the higher potential leverage ratio; and decreased the interest coverage ratio.
     Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is established quarterly based upon our ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to our consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of nine months at our option. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2007 we had no borrowings outstanding under the Bank Credit Facility.
     The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2007, the Company had $7.7 million of letters of credit outstanding, and $342.3 million of borrowings available under the Bank Credit Facility.

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
     We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in four tranches on October 2, 2007, as follows:

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
     Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility.
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Note Purchase Agreements) on the Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Note Purchase Agreements. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Senior Notes being prepaid.

(K) COMMITMENTS AND CONTINGENCIES
     The Company has certain deductible limits under its workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2007, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.
     The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months		As of and for the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Accrual Balance at Beginning of Period	$5,927	$6,288	$5,582	$5,456
Insurance Expense Accrued	740	791	2,512	2,934
Payments	(698)	(448)	(2,125)	(1,759)

Accrual Balance at End of Period	$5,969	$6,631	$5,969	$6,631

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
     During December 2007, we settled an outstanding lawsuit. The settlement was classified as a reduction of paperboard costs and expenses of $2.3 million in the consolidated statement of earnings during the three month period ended December 31, 2007.
     The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. The IRS issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by the Company with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”).
     If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by the Company of approximately $27.6 million, plus penalties of $5.7 million and applicable interest. Moreover, for taxable years subsequent to fiscal 2003, the Company also claimed depreciation deductions with respect to the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes of approximately $37.0 million, plus applicable interest and possible civil penalties, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $7.5 million would be owed by the Company for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained. The IRS examination of federal income tax returns for fiscal years ended March 31, 2004, 2005 and 2006 is currently in process.

     On December 7, 2007, the Company filed an administrative appeal of the IRS’s proposed adjustments. The Company intents to vigorously pursue the appeal and, if necessary, resort to the courts for a final determination.
     The Company paid the IRS approximately $45.8 million during November 2007, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest, to avoid additional imposition of the large corporate tax underpayment interest rates. In the event we reach a settlement with the IRS through the appeals process or in the courts, we will reverse any accrued interest and penalties in excess of the negotiated settlement through the consolidated Statement of Earnings. In the event we are unable to reach a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment in court. At this time, the Company is unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any. See Footnote (N) to the Unaudited Consolidated Financial Statements.
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
     We operate four gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, eleven cement distribution terminals, five gypsum wallboard plants, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.
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

     We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Revenues —
Gypsum Wallboard	$73,371	$114,411	$266,761	$399,685
Cement	85,818	77,738	284,049	258,040
Paperboard	32,091	29,913	102,000	97,612
Concrete and Aggregates	22,370	24,712	71,336	76,659
Other, net	356	483	1,494	3,762

Sub-total	214,006	247,257	725,640	835,758
Less: Intersegment Revenues	(15,311)	(14,402)	(48,217)	(49,381)
Less: Joint Venture	(25,690)	(18,676)	(72,718)	(55,756)

Net Revenues	$173,005	$214,179	$604,705	$730,621

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues —
Cement	$2,431	$2,654	$7,262	$7,491
Paperboard	12,658	11,281	40,053	40,664
Concrete and Aggregates	222	467	902	1,226

	$15,311	$14,402	$48,217	$49,381

Cement Sales Volume (M Tons) —
Wholly Owned	571	572	2,029	1,994
Joint Venture	279	207	792	619

	850	779	2,821	2,613

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Operating Earnings —
Gypsum Wallboard	$6,878	$41,577	$49,298	$164,370
Cement	26,600	16,644	90,527	73,568
Paperboard	5,096	4,990	15,232	14,447
Concrete and Aggregates	3,135	4,320	11,286	13,106
Other, net	356	483	1,494	3,762

Sub-total	42,065	68,014	167,837	269,253
Corporate General and Administrative	(4,300)	(5,622)	(14,393)	(15,034)

Earnings Before Interest and Income Taxes	37,765	62,392	153,444	254,219
Interest Expense, net	(5,811)	(1,041)	(13,666)	(3,920)

Earnings Before Income Taxes	$31,954	$61,351	$139,778	$250,299

Cement Operating Earnings —
Wholly Owned	$16,746	$9,048	$65,223	$48,974
Joint Venture	9,854	7,596	25,304	24,594

	$26,600	$16,644	$90,527	$73,568

Capital Expenditures (1) —
Gypsum Wallboard	$9,487	$25,747	$60,489	$70,231
Cement	3,424	5,578	11,366	21,756
Paperboard	485	1,382	1,382	4,951
Concrete and Aggregates	417	3,151	2,543	5,362
Other	34	3	157	42

	$13,847	$35,861	$75,937	$102,342

Depreciation, Depletion and Amortization (1) —
Gypsum Wallboard	$4,233	$4,137	$12,594	$12,478
Cement	3,257	2,623	9,675	7,920
Paperboard	2,180	2,080	6,418	6,222
Concrete and Aggregates	1,026	795	3,020	2,422
Other, net	223	216	647	639

	$10,919	$9,851	$32,354	$29,681

	As of
	December 31,	March 31,
	2007	2007
	(dollars in thousands)
Identifiable Assets (1) —
Gypsum Wallboard	$419,610	$392,377
Cement	304,778	309,974
Paperboard	170,642	171,735
Concrete and Aggregates	65,399	61,181
Corporate and Other	162,137	36,143

	$1,122,566	$971,410

(1)	Basis conforms with equity method accounting.

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

	As of
	December 31,	March 31,
	2007	2007
	(dollars in thousands)
Gypsum Wallboard	$37,842	$37,842
Cement	8,359	8,359
Paperboard	2,446	2,446

	$48,647	$48,647

     Summarized financial information for the Joint Venture that is not consolidated is set out below (this combined summarized financial information includes the total amount for the Joint Venture and not the Company’s 50% interest in those amounts):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Revenues	$49,835	$36,317	$140,326	$107,594
Gross Margin	$21,096	$16,203	$54,452	$47,531
Earnings Before Income Taxes	$19,708	$15,192	$50,608	$49,189

	As of
	December 31,	March 31,
	2007	2007
	(dollars in thousands)
Current Assets	$46,320	$48,826
Non-Current Assets	$47,048	$49,991
Current Liabilities	$15,998	$12,039
(M) NET INTEREST EXPENSE
     The following components are included in interest expense, net:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(686)	$(542)	$(875)	$(1,870)
Interest Expense	8,319	2,847	18,994	8,457
Other Expenses	115	110	335	321
Interest Capitalized	(1,937)	(1,374)	(4,788)	(2,988)

Interest Expense, net	$5,811	$1,041	$13,666	$3,920

     Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility, commitment fees based on the unused portion of the Bank Credit Facility and interest accrued on our unrecognized tax benefits. Other expenses include amortization of debt issue costs, and Bank Credit Facility costs. Interest capitalized during the three month period ended December 31, 2007 relates to the construction of a new wallboard facility by American Gypsum Company.
(N) INCOME TAXES
     Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company, when appropriate, includes certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended December 31, 2007 was 30.0%. The effective tax rate for the nine month period ended December 31, 2007 was 31.4%, which is also the estimated overall tax rate for the full fiscal year 2008.
     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on April 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $80.7 million relating to the Exam Report and Notice of Proposed Adjustment described in Footnote (K) of the Unaudited Consolidated Financial Statements. Upon adoption of the standard, we recorded $27.6 million of the unrecognized tax benefit as an increase in federal income taxes payable and $53.1 million as an increase in long-term deferred taxes. We also recorded an increase of $80.7 million to other assets relating to unrecognized tax benefits. Upon resolution, any tax benefit amounts ultimately not recognized will be reclassified to goodwill in accordance with Emerging Issues Task Force abstract 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”. Additionally, we reduced our April 1, 2007 retained earnings balance by $34.6 million, which represents potential interest and penalties related to our unrecognized tax benefits.
     As of the date of adoption, the total amount of our unrecognized tax benefits was $84.3 million and the total amount of interest and penalties recognized on our consolidated balance sheet was $34.6 million. The Company paid the IRS approximately $45.8 million during November 2007, including $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million of interest, to avoid additional imposition of the large corporate tax underpayment interest rates. The remaining $53.1 million of unrecognized tax benefits is included in long-term deferred income taxes. During the three and nine month periods ended December 31, 2007 we accrued an additional $1.6 million and $5.4 million, respectively, of interest on our unrecognized tax benefit. We classify interest expense related to unrecognized tax benefits as a component of interest expense, while penalties related to unrecognized tax benefits are classified as a component of income tax expense.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
EXECUTIVE SUMMARY
     Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine month periods ended December 31, 2007 and 2006, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
     We operate in cyclical commodity businesses. Downturns in overall economic activity or construction activity usually have a significant adverse effect on these businesses due to decreased demand and reduced pricing. Our operations, depending on each business segment, range from local in nature to national businesses; therefore, we have operations in a variety of geographic markets, subjecting our businesses to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. We believe we are well positioned to mitigate the effects of changing industry conditions because of our low-cost, balanced mix of construction products, combined with our geographical location in the sunbelt regions of the U.S. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S. Demand for wallboard varies between regions with the East and West Coasts representing the largest demand. Our cement companies are located in geographic areas west of the Mississippi River and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Therefore, demand for cement, concrete and aggregates is tied more closely to the economies of the local and regional markets, which may fluctuate more widely than in the nation as a whole.
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

RESULTS OF OPERATIONS
Consolidated Results
     The following tables list by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

REVENUES
Gypsum Wallboard	$73,371	$114,411	$266,761	$399,685
Cement (1)	85,818	77,738	284,049	258,040
Paperboard	32,091	29,913	102,000	97,612
Concrete and Aggregates	22,370	24,712	71,336	76,659
Other, net	356	483	1,494	3,762

Sub-total	214,006	247,257	725,640	835,758
Less: Intersegement Revenues	(15,311)	(14,402)	(48,217)	(49,381)
Less: Joint Venture Revenues	(25,690)	(18,676)	(72,718)	(55,756)

Total	$173,005	$214,179	$604,705	$730,621

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

OPERATING EARNINGS (2)
Gypsum Wallboard	$6,878	$41,577	$49,298	$164,370
Cement (1)	26,600	16,644	90,527	73,568
Paperboard	5,096	4,990	15,232	14,447
Concrete and Aggregates	3,135	4,320	11,286	13,106
Other, net	356	483	1,494	3,762

Total	$42,065	$68,014	$167,837	$269,253

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

(2)	Prior to Corporate General and Administrative expenses.

Operating Earnings.
     Consolidated operating earnings decreased 38% during both the three and nine month periods ended December 31, 2007, respectively, as compared to the similar periods in 2006. The decrease in both the three and nine month periods was due primarily to the decrease in operating earnings from our gypsum wallboard division, slightly offset in increases by our cement division. The decrease in operating earnings in the gypsum wallboard division was due primarily to lower average net sales prices, coupled with lower sales volumes, while the increase in the cement division was due to increased sales volumes and prices.
Other Income.
     Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
Corporate General and Administrative.
     Corporate general and administrative expenses decreased 24%, to $4.3 million for the three month period ended December 31, 2007, compared to $5.6 million for the comparable prior year period, and decreased 4%, to $14.4 million for the nine month period ended December 31, 2007, compared to $15.0 million for the comparable prior year period. The decreases in both the three and nine month periods are due primarily to decreased compensation costs related to our incentive compensation plan.
Net Interest Expense.
     Net interest expense increased to $5.8 million and $13.7 million for the three and nine month periods ended December 31, 2007, respectively, as compared to $1.0 million and $3.9 million for the three and nine month periods ended December 31, 2006, respectively. The increase is primarily due to interest expense on our unrecognized tax position in accordance with the adoption of FIN 48, as well as increased borrowings from the Series 2007A Senior Notes during the quarter ended December 31, 2007, offset slightly by interest income on excess cash and an increase in capitalized interest related to the construction of our gypsum wallboard plant in Georgetown, South Carolina.
Income Taxes.
     As of December 31, 2007, the effective tax rate for fiscal 2008 is 31% compared to the prior year effective tax rate of 34%. The expected tax rate for the full fiscal year 2008 is estimated to be 31%.
Net Income.
     Pre-tax earnings of $32.0 million were 48% lower than last year’s third quarter pre-tax earnings of $61.4 million. Net earnings of $22.4 million decreased 45% from net earnings of $40.9 million for last year’s same quarter. Diluted earnings per share of $0.50 were 40% lower than the $0.83 for last year’s same quarter. Year-to-date net earnings and diluted earnings per share of $95.9 million and $2.05, respectively, were down 42% and 38%, respectively, from last year’s year to date amounts.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)		(dollars in thousands)
Gross Revenues, as reported	$73,371	$114,411	(36%)	$266,761	$399,685	(33%)
Freight and Delivery Costs billed to customers	(18,714)	(20,064)	(7%)	(62,390)	(66,580)	(6%)

Net Revenues	$54,657	$94,347	(42%)	$204,371	$333,105	(39%)

Sales Volume (MMSF)	545	590	(8%)	1,799	1,982	(9%)
Average Net Sales Price (1)	$100.32	$159.73	(37%)	$113.64	$168.03	(32%)
Freight (MSF)	$34.34	$34.01	1%	$34.68	$33.59	3%
Operating Margin (MSF)	$12.62	$70.47	(82%)	$27.40	$82.93	(67%)
Operating Earnings	$6,878	$41,577	(83%)	$49,298	$164,370	(70%)

(1)	Net of freight per MSF.
Revenues.
     Revenues declined during the three and nine month periods ended December 31, 2007 as compared to 2006 primarily due to the decline in average sales price during the same periods. Declines in sales volumes during the three and nine month periods of fiscal 2008 as compared to 2007 also contributed to the decline in revenues. The decline in sales volume is due to the reduction in demand for residential housing during calendar 2007 as compared to 2006. The decrease in demand has put pressure on the price resulting in declines in average sales price.
Operating Margins.
     The decline in operating margins during the three and nine month periods ended December 31, 2007 as compared to the similar periods in 2006 is due primarily to the reduction in average net sales price of 37% and 32%, respectively, coupled with declines in sales volumes during both periods. The decline in both average sales price and sales volumes is due primarily to the slowdown in residential housing, coupled with new capacity entering the marketplace, and the corresponding reduction in industry utilization, which has fallen from, on average, the mid 80’s to the low 70’s in the last twelve months.

CEMENT OPERATIONS (1)

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)

Gross Revenues, including Intersegment and joint venture	$85,818	$77,738	10%	$284,049	$258,040	10%
Freight and Delivery Costs billed to customers	(3,925)	(4,638)	(15%)	(12,983)	(16,456)	(21%)

Net Revenues	$81,893	$73,100	12%	$271,066	$241,584	12%

Sales Volume (M Tons)	850	779	9%	2,821	2,613	8%
Average Net Sales Price (Ton)	$96.31	$93.81	3%	$96.07	$92.45	4%
Operating Margin (Ton)	$31.29	$21.37	46%	$32.09	$28.15	14%
Operating Earnings	$26,600	$16,644	60%	$90,527	$73,568	23%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
Revenues.
     Increases in revenues for the three and nine month periods ended December 31, 2007, as compared to similar periods in 2006, are primarily due to increases in average sales prices, coupled with increased sales volume. The increases in sales prices are related primarily to fully realizing price increases made throughout the latter part of fiscal 2007, coupled with price increases in certain markets during the first quarter of fiscal 2008.
Operating Margins.
     Operating earnings increased by 60% and 23%, respectively, for the three and nine month periods ended December 31, 2007, as compared to similar periods in 2006, primarily due to increased sales prices, coupled with increased sales volume. Also, the increase in operating income during the quarter ended December 31, 2007 as compared to 2006 is primarily due to the increased production at Illinois Cement Company in 2007 as compared to 2006. During the third quarter of fiscal 2007, production at Illinois Cement Company was down for 45 days as we completed the modernization project, which resulted in a disproportionate amount of sales of purchased cement during the period. The positive impact of the increased production from Illinois Cement Company is also the primary reason for the increase in operating earnings during the nine month period ended December 31, 2007 as compared to the similar period in 2006.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)

Gross Revenues, including intersegement	$32,091	$29,913	7%	$102,000	$97,612	4%
Freight and Delivery Costs billed to customers	(637)	(589)	8%	(1,891)	(2,278)	(17%)

Net Revenues	$31,454	$29,324	7%	$100,109	$95,334	5%

Sales Volume (M Tons)	65	65	—	208	212	(2%)
Average Net Sales Price (Ton)	$486.23	$455.82	7%	$481.08	$450.70	7%
Unit Production Costs (Ton)	$407.83	$379.05	8%	$407.85	$382.55	6%
Operating Margin (Ton)	$78.40	$76.77	2%	$73.23	$68.15	7%
Operating Earnings	$5,096	$4,990	2%	$15,232	$14,447	5%
Revenues.
     The increase in revenues during the three and nine month periods ended December 31, 2007 as compared to similar periods in 2006 is due primarily to price increases of approximately 7% for both periods, while sales volumes have remained relatively flat.
Operating Margins.
     Operating margins increased slightly during the three and nine month periods ended December 31, 2007 as compared to similar periods in 2006. These increases are due primarily to price increases obtained in both the three and nine month periods, offset by increased production costs during the same periods. Increases in production costs were primarily due to increased fiber costs during both the three and nine month periods, which were offset by the favorable settlement of an outstanding lawsuit in the third quarter of fiscal 2008.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegement	$22,370	$24,712	(9%)	$71,336	$76,659	(7%)
Sales Volume —
M Cubic Yards of Concrete	215	221	(3%)	645	692	(7%)
M Tons of Aggregates	862	1,201	(28%)	3,203	3,969	(19%)
Average Sales Price —
Concrete — Per Cubic Yard	$77.88	$73.34	6%	$76.18	$70.95	7%
Aggregates — Per Ton	$6.49	$6.97	(7%)	$6.92	$6.84	1%
Operating Earnings	$3,135	$4,320	(27%)	$11,286	$13,106	(14%)
Revenues.
     Revenues decreased during the three month period ended December 31, 2007 primarily due to decreased sales volume for aggregates particularly in northern California. Additionally, the sales price of aggregates decreased primarily due to an increase in the quantity of lower-priced fill sand sold during the three month period ended December 31, 2007. The decrease in revenues during the nine months ended December 31, 2007 as compared to the similar period in 2006 is due primarily to the decline in sales volumes, particularly aggregate volumes in northern California.
Operating Earnings.
     Operating earnings decreased for both the three and nine months ended December 31, 2007 as compared to 2006 primarily due to the decrease in sales volume. The decline in operating margin during the third quarter of fiscal 2008 as compared to 2007 was also impacted by the reduction in sales prices for aggregates.

GENERAL OUTLOOK
     The slowdown in residential construction has slowed demand for wallboard, resulting in declining industry utilization. The Gypsum Association reported approximately 30.2 billion square feet of wallboard was shipped during the calendar year 2007, which represents a 14% decrease from prior year shipments. Industry utilization was estimated to be approximately 80% during this year. With the decrease in demand and the addition of new capacity, we believe that average industry capacity utilization will be in the 70-75% range for most of calendar year 2008. The low industry utilization rate and the soft residential construction is adversely impacting our fiscal 2008 operating results as compared to fiscal 2007, and is also expected to adversely impact our fiscal 2009 operating results as well. The Company’s Georgetown, S.C. plant will be fully operational during a portion of the fourth quarter of fiscal 2008.
     Worldwide demand for cement remains at record levels, and U.S. demand for cement also remains at near record levels, requiring over 20% imports to meet U.S. construction demands. Cement demand in some U.S. regions has been negatively impacted due to the residential slowdown; however, the underlying demand in the majority of the markets served by our four cement plants remains at high levels due to infrastructure spending, and we expect fiscal 2008 to be our 22nd consecutive year of selling out production of our four cement plants. Cement price increases that had been announced for the early part of calendar 2008 in most of our regional markets have been delayed until April 2008. The cost of purchased cement continued to increase during the third quarter, and while continued increases may adversely impact our operating margins on purchased product sales this also puts upward pricing pressure on the marketplace.
     Low wallboard demand caused by the reduction in residential construction is expected to continue to adversely impact our recycled paperboard operations throughout calendar 2008. Additional increases in the cost of fiber and natural gas could adversely impact our paperboard operations as these two costs comprise a significant amount of our total production costs, as could further reductions of sales of higher margin gypsum paper to total paper sold.
     We expect aggregate and concrete sales volumes to be depressed throughout calendar year 2008 particularly in our northern California markets as both residential and infrastructure spending remain soft, though we do not expect significant changes in sales prices.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
     The following table provides a summary of our cash flows:

	For the Nine Months
	Ended December 31,
	2007	2006
	(dollars in thousands)

Net Cash Provided by Operating Activities	$101,505	$207,566
Investing Activities:
Capital Expenditures	(75,937)	(102,342)

Net Cash Used in Investing Activities	(75,937)	(102,342)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	1,235	1,969
Increase in Long-term Debt	200,000	—
Purchase and Retirement of Common Stock	(153,445)	(75,522)
Dividends Paid	(26,793)	(26,210)
Proceeds from Stock Option Exercises	2,040	1,570

Net Cash used in Financing Activities	23,037	(98,193)

Net Increase in Cash	$48,605	$7,031

     The $106.1 million decrease in cash flows from operating activities for the nine month period ended December 31, 2007 was largely attributable to decreased net earnings and a large tax payment, as described below.
     Working capital at December 31, 2007, was $100.4 million compared to $65.6 million at March 31, 2007, primarily due to increased cash balances related to the additional borrowing during the nine months ended December 31, 2007.
     On October 2, 2007 the Company entered into a Note Purchase Agreement with respect to the Series 2007 A Senior Notes, which increased our total debt by $200.0 million during the nine month period from March 31, 2007 to December 31, 2007. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 47.9% and 43.5%, respectively, at December 31, 2007 as compared to 26.8% and 25.1%, respectively, at March 31, 2007.
     The Internal Revenue Service (the “IRS”) issued its Exam Report and Notice of Proposed Adjustment to the Company in November 2007 that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $27.6 million, plus penalties of $5.7 million and applicable interest, and may result in additional state income taxes, including applicable interest and penalties. The Company is pursuing an administrative appeal and, if necessary, will resort to the courts for a final determination. The Company paid the IRS approximately $45.8 million during November 2007, including $27.6 million in federal income taxes, the $5.7 million for penalties and $12.5 million of interest, to avoid additional imposition of the large corporate tax underpayment interest rates. See Footnotes (K) and (N) of the Unaudited Consolidated Financial Statements for additional information.

     Based on our financial condition and results of operations as of and for the three months ended December 31, 2007, along with the projected net earnings for the remainder of fiscal 2008, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2008. The Company was in compliance at December 31, 2007 and during the three months ended December 31, 2007, with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
Debt Financing Activities.
Bank Credit Facility -
     We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. On August 31, 2007, we amended the Bank Credit Facility to modify certain covenants to be more consistent with the credit quality of the Company and to provide the Company with additional financial flexibility. This amendment, among other things, increased the permissible leverage ratio; added additional categories to the definition of “Applicable Rate” to account for the higher potential leverage ratio; and decreased the interest coverage ratio.
     Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is established quarterly based upon our ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to our consolidated indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of nine months at our option. Under the Bank Credit Facility, we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2007 we had no borrowings outstanding under the Bank Credit Facility.
     The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2007, the Company had $7.7 million of letters of credit outstanding, and $342.3 million of borrowings available under the Bank Credit Facility.
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

     We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of the Company’s subsidiaries, were sold at par and issued in four tranches on October 2, 2007, as follows:

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
     Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility.
     Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Note Purchase Agreements) on the Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Note Purchase Agreements. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Senior Notes being prepaid.
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
     The Company does not have any off balance sheet debt except for operating leases. The Company does not have any transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At December 31, 2007, the Company had $7.7 million of letters of credit outstanding that renew annually. We are also contingently liable for performance under $8.1 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases.

	Common Stock
	Shares	Average Price
	Purchased	Paid Per Share

April 1 through April 30, 2007	—	$—
May 1 through May 31, 2007	—
June 1 through June 30, 2007	—

Quarter 1 Totals	—	$—

July 1 through July 31, 2007	65,000	$45.57
August 1 through August 31, 2007	2,231,900	39.38
September 1 through September 30, 2007	1,392,700	36.87

Quarter 2 Totals	3,689,600	$38.52

October 1 through October 31, 2007	316,700	$35.92
November 1 through November 30, 2007	—	—
December 1 through December 31, 2007	—	—

Quarter 3 Totals	316,700	$35.92

Year-to-Date Totals	4,006,300	$38.31

     As of December 31, 2007, we had a remaining authorization to purchase 1,489,500 shares. During January 2008, we purchased an additional 772,200 shares at an average price of $30.38, reducing our remaining authorization to 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.
Dividends.
     Dividends paid in the nine months ended December 31, 2007 and 2006 were $26.8 million and $26.2 million, respectively. The Company increased its quarterly dividend to $0.20 from $0.175 beginning with the July 2007 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an ongoing basis.
Capital Expenditures.
     The following table compares capital expenditures:

	For the Nine Months
	Ended December 31,
	2007	2006
	(dollars in thousands)

Land and Quarries	$66	$2,741
Plants	71,701	96,858
Buildings, Machinery and Equipment	4,170	2,743

Total Capital Expenditures	$75,937	$102,342

     For fiscal 2008, we expect capital expenditures of approximately $95.0 million, which is approximately $40.0 million less than our fiscal 2007 levels. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facilities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks related to fluctuations in interest rates in connection with our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates; however, we are not presently utilizing such derivative financial instruments. At December 31, 2007 there were no outstanding borrowings under the amended Bank Credit Facility.
     The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item 6. Exhibits
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

EAGLE MATERIALS INC. Registrant
February 5, 2008	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer (principal executive officer)

February 5, 2008	/s/ ARTHUR R. ZUNKER, JR.
Arthur R. Zunker, Jr.
Senior Vice President-Finance, Treasurer and Chief Financial Officer (principal financial and chief accounting officer)