Form 10-K
period 2008-03-31
EAGLE MATERIALS INC
filed 2008-05-29
CIK 918646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended
March 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑   NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the Company at September 28, 2007 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $1.585 billion.
As of May 23, 2008, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,440,408
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 6, 2008 are incorporated by reference in Part III of this Report.

PART I
ITEM 1. BUSINESS
OVERVIEW
          Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) is a manufacturer of basic building materials including gypsum wallboard, cement, gypsum and non-gypsum recycled paperboard and concrete and aggregates. We were founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”) and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004 when Centex completed a tax free distribution of its shares to its shareholders (the “Spin-off”). Since the date of the Spin-off, we are no longer affiliated with Centex. Today, our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement in four regional markets and for the twenty-second consecutive year we have sold 100% of our cement production. At March 31, 2008 we operated five gypsum wallboard plants (six board lines), four cement plants (six kilns, one of which belongs to our joint venture company), one recycled paperboard plant, nine concrete batching plants and two aggregates facilities.
     Highlights of fiscal year 2008 are as follows:
•	We completed the twenty-second consecutive year of selling all of our cement production, as well as achieved our highest mill net of $96.04 per ton; and

•	Completed construction of our wallboard plant in Georgetown, South Carolina, on-time and under-budget.
          Over the last several years we have maintained the goal of pursuing strategic growth opportunities through expansion or acquisition that improve our low cost position. During fiscal 2008, we focused on the following goals:
      Expanding our Wallboard Operations:
          We completed construction of a new $150 million synthetic gypsum wallboard plant in Georgetown, South Carolina during December 2007. The project was completed on-time and under-budget and should add 750 million square feet of annual production capacity to our gypsum wallboard segment.
      Modernizing and Expanding Our Cement Business:
•	We are developing our plans to expand and modernize our Nevada Cement Company plant and our Mountain Cement Company plant. The projects would increase production capacity of Nevada Cement Company and Mountain Cement Company to approximately 1 million tons each. We anticipate beginning the modernization of Nevada Cement, depending on industry conditions, in 2008 with an 18 to 24 month build-out. The expansion of Mountain Cement is anticipated to start about one year after that start of the Nevada Cement project. We anticipate investing a total of approximately $320 million for both projects.

•	After the completion of the modernization and expansion of our Nevada Cement and Mountain Cement plants, our total net clinker capacity is expected to increase by 25% to 3.7 million tons per year and our total cement capacity is expected to increase to approximately 4.0 million tons per year.
          We continue to be committed to our goal of being a low cost producer in each of the markets in which we compete through exceptional operation of our complicated manufacturing plants and disciplined investment in proven technology. We will also continue to focus on expansion of our geographic footprint through acquisition or expansion of existing facilities that provide increased profitability for our shareholders.

INDUSTRY SEGMENT INFORMATION
          For management and financial reporting purposes, our businesses are separated into four segments: Gypsum Wallboard; Cement; Recycled Paperboard; and Concrete and Aggregates. A description of these business segments can be found on pages 3-13.
          The following table presents revenues and earnings before interest and income taxes contributed by each of our industry segments during the periods indicated. We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for its interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (F) of the Notes to the Consolidated Financial Statements on pages 54-57.

	For the Fiscal Years Ended March 31,
	2008	2007	2006
	(dollars in millions)
Revenues:
Gypsum Wallboard	$342.6	$511.6	$479.1
Cement	345.2	321.9	285.3
Paperboard	133.4	127.5	133.5
Concrete and Aggregates	87.6	97.3	89.8
Other, net	1.5	4.5	2.3

Sub-total	910.3	1,062.8	990.0
Less: Intersegment Revenues	(63.6)	(63.9)	(65.1)
Less: Joint Ventures Revenues	(97.1)	(76.5)	(65.2)

Total Net Revenues	$749.6	$922.4	$859.7

Operating Earnings:
Gypsum Wallboard	$46.0	$198.1	$154.2
Cement	106.6	92.2	78.3
Paperboard	17.0	19.0	20.1
Concrete and Aggregates	13.1	16.2	9.6
Other, net	1.5	4.5	1.5

Sub-total	184.2	330.0	263.7
Corporate Overhead	(18.8)	(20.3)	(16.4)

Earnings Before Interest and Income Taxes	$165.4	$309.7	$247.3

          Net revenues (net of joint venture and intersegment revenue, see Note (F) in the Notes to the Consolidated Financial Statements) for the past three years from each of our business segments, expressed as a percentage of total net revenues, were as follows:

	For the Fiscal Years Ended March 31,
	2008	2007	2006
Percentage of Total Net Revenues:
Gypsum Wallboard	45.7%	55.5%	55.8%
Cement	31.9	25.6	24.9
Paperboard	10.7	8.1	8.9
Concrete and Aggregates:
Readymix Concrete	8.0	6.7	6.5
Aggregates	3.5	3.6	3.9

Sub-total	11.5	10.3	10.4
Other, net	0.2	0.5	—

Total Net Revenues	100.0%	100.0%	100.0%

GYPSUM WALLBOARD OPERATIONS
          Company Operations. We currently own and operate five gypsum wallboard manufacturing facilities, comprising six board lines. There are four primary steps in the manufacturing process: (1) gypsum is mined and extracted from the ground (or, in the case of synthetic gypsum, received from the power company); (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial construction.
The following table sets forth certain information regarding our plants:

	Annual Gypsum	Estimated Minimum		Estimated Gypsum
	Wallboard Capacity	Gypsum		Reserves (million
Location	(MMSF)(1)	Rock Reserves (years)		tons)
Albuquerque, New Mexico	450	50	+(2)(3)	39	(2)
Bernalillo, New Mexico	525	50	+(2)(3)	39	(2)
Gypsum, Colorado	725	25	(4)	16
Duke, Oklahoma	1,300	21	(4)(5)	20
Georgetown, South Carolina	750	60	(6)	—	(6)

Total	3,750

(1)	Million Square Feet (“MMSF”).

(2)	The same reserves serve both New Mexico plants.

(3)	Includes mining claims and leased reserves.

(4)	Includes both owned and leased reserves.

(5)	We expect that additional reserves would be available on satisfactory terms, if required.

(6)	The Company has a sixty year supply agreement with Santee Cooper for synthetic gypsum.
          Our gypsum wallboard production totaled 2,427 MMSF in fiscal 2008 and 2,638 MMSF in fiscal 2007. Total gypsum wallboard sales were 2,395 MMSF in fiscal 2008 and 2,610 MMSF in fiscal 2007. Total wallboard production as a percentage of current rated capacity was approximately 80% in fiscal 2008 and 91% in fiscal 2007. The Company’s operating rates were consistent with industry average capacity utilization in both fiscal 2008 and fiscal 2007.

          Raw Materials and Fuel Supplies. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We also use synthetic gypsum at our Georgetown, South Carolina plant that we obtain through a supply agreement with Santee Cooper, a South Carolina utility company. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. The term of the Zia lease continues for so long as gypsum is produced in paying quantities, as defined in the agreement. The term of the State lease continues for so long as annual lease payments are made. We do not anticipate any problems in continuing to extend the term of these leases for the foreseeable future. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. We also hold mineral rights on an additional 108 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 14 million tons of gypsum in the area of Duke, Oklahoma, with an additional 6 million tons controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We have a sixty year supply agreement (twenty year term with two twenty year extension options) with a public utility in South Carolina for our synthetic gypsum. Based on the size of the power plant, it is anticipated that the power plant will produce adequate gypsum in the foreseeable future to satisfy our operating needs. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.
          Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is the largest cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of the cost of production.
          Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by four gas producers under gas supply agreements expiring in March 2009 for Colorado and New Mexico; November 2008 for Oklahoma; and June 2009 for South Carolina. If the agreements are not renewed, we expect to be able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represent approximately 25% of our production costs.
          Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 38%, 35%, 26% and 1%, respectively, of calendar 2007 industry sales. The gypsum wallboard industry remains highly cyclical; weakening new residential construction has been partially offset by the growth in commercial construction. Also, demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.
          We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 11% of our total gypsum wallboard sales during fiscal 2008. The loss of this customer could have a material adverse effect on the financial results of the gypsum wallboard segment.
          Gypsum wallboard is sold on a delivered basis, mostly by truck. We utilize third-party common carriers for deliveries. Although truck rates have generally been negotiated for the remainder of calendar year 2008, increases in diesel fuel costs are difficult to pass on to the customers and could negatively impact our net revenues if significant or prolonged surcharges were implemented by the carriers.

          Although gypsum wallboard is distributed principally in regional areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 241 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in Albuquerque, New Mexico and four reload yards in Arizona, California and Illinois. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts. During fiscal 2008, approximately 10% of our sales volume of gypsum wallboard was transported by rail. Equipment availability for both rail and truck shipments is expected to remain consistent during fiscal 2009.
          Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of approximately 70 plants. We estimate that the three largest producers — USG Corporation, National Gypsum Company and Koch Industries — account for approximately 65% of gypsum wallboard sales in the U.S. In general, a number of our competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than we do. Furthermore, certain of our competitors operate vertically integrated gypsum wallboard distribution centers, which may provide them with certain marketing advantages over us.
          Competition among gypsum wallboard producers is primarily on a regional basis and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand, and to a lesser extent, on product quality and customer service.
          Currently, wallboard production capacity in the United States is estimated at approximately 39 billion square feet per year, which is an increase of approximately 8% from 2005. The Gypsum Association, an industry trade group, estimates that total calendar 2007 gypsum wallboard shipments by U.S. manufacturers were approximately 30.2 billion square feet, resulting in average industry capacity utilization in calendar 2007 of approximately 80%.
          Environmental Matters. The gypsum wallboard industry is subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our gypsum wallboard operations are presently the subject of any local, state or federal environmental proceedings or inquiries. We do not, and have not, used asbestos in any of our gypsum wallboard products.
          Our gypsum wallboard manufacturing process uses a significant amount of energy, especially natural gas. Many scientists and others believe that “greenhouse gases,” including carbon dioxide, contribute to the warming of the Earth’s atmosphere resulting in global climate change. There is an emerging consensus that the federal government will begin regulating the emission of greenhouse gases in the near future. For a discussion of the potential sources of such climate change regulation (including federal, state and regional), see the “Environmental Matters” section of our cement business description, on pages 8-10.
          Although our gypsum wallboard operations could be adversely affected by federal, regional or state climate change initiatives, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Any imposition of raw materials or production limitations, fuel-use or carbon taxes or emission limitations or reductions could have a significant impact on the gypsum wallboard manufacturing industry and a material adverse effect on us and our results of operations.

CEMENT OPERATIONS
          Company Operations. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The LaSalle, Illinois, Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name Illinois Cement Company, the Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.
          Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and at present approximately 85% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

					Estimated
					Minimum
	Rated Annual				Limestone
	Clinker Capacity	Manufacturing	Number of	Kiln	Reserves
Location	(M short tons)(1)	Process	Kilns	Dedication Date	(Years)
Buda, TX(2)	1,300	Dry — 4 Stage Preheater/ Pre-calciner	1	1983	50	+(5)
LaSalle, IL	1,000	Dry — 5 Stage Preheater/ Pre-calciner	1	2006	36	(5)
Laramie, WY	640	Dry — 2 Stage Preheater Dry — Long Dry Kiln	1 1	1988 1996	30	(6)
Fernley, NV	505	Dry — Long Dry Kiln Dry — 1 Stage Preheater	1 1	1964 1969	50	+(6)

Total—Gross (3)	3,445

Total—Net (3)(4)	2,795

(1)	One short ton equals 2,000 pounds.

(2)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.

(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.

(4)	Net of partner’s 50% interest in the Buda, Texas plant.

(5)	Owned reserves.

(6)	Includes both owned and leased reserves.
          Our net cement production, including our 50% share of the cement Joint Venture production, and conversion of purchased clinker, totaled 2.8 million tons in both fiscal 2008 and fiscal 2007. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 3.4 million tons in fiscal 2008 and 3.2 million tons in fiscal 2007 as all four plants sold 100% of the production capacity. During the past two years, we imported and purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2008, 19% of the cement sold by us was acquired from outside sources, compared to 26% in fiscal 2007. Texas Lehigh Cement Company, our 50% joint venture, owns a minority interest in an import terminal in Houston, Texas. Texas Lehigh can purchase up to 495,000 short tons annually from the cement terminal.
          Cement production is capital-intensive and involves high initial fixed costs. We previously announced plans to modernize and expand our Nevada Cement and Mountain Cement facilities, which are our oldest and least efficient plants. The project at Nevada Cement Company is expected to begin in 2008, depending on industry conditions and should be completed in approximately 18 to 24 months. The project at Mountain Cement Company is expected to begin about one year after the start of the Nevada Cement project and should also be completed in 18 to 24 months. Upon completion of these projects, Mountain Cement Company and Nevada Cement Company each will have rated annual clinker capacity of approximately 1 million tons, raising net clinker capacity to nearly 3.7 million tons.
          Raw Materials and Fuel Supplies. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries that we own or lease and are located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for at least 30 years. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or purchased from outside suppliers.
          Our cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. The cost of delivered coal and coke rose in fiscal 2008 and is expected to rise again in fiscal 2009. We have not used hazardous waste-derived fuels in our plants, although our LaSalle, Illinois and Buda, Texas plants have been permitted to burn scrap tires as a substitute fuel. Electric power is also a major cost component in the manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements. These agreements may expose us to some production interruptions during periods of power curtailment.
          Sales and Distribution. Demand for cement can be cyclical, because demand for concrete products is derived from demand for construction, with public works contracts comprising over 50% of total demand. Construction spending and cement consumption remained stable throughout calendar 2007, but have shown some signs of softening during the first three months of calendar 2008. The construction sector is also affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Additionally, demand for cement is seasonal, particularly in northern states where inclement winter weather affects construction activity. Sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.
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

          Cement is distributed directly to our customers mostly through customer pickups by common carriers from plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement segment sales during fiscal 2008. Sales are made on the basis of competitive prices in each area. As is customary in the industry, we do not typically enter into long-term sales contracts.
          Competition. The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Approximately 85% of the U.S. cement industry is owned by foreign international companies. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.
          Cement imports into the U.S. occur primarily to supplement domestic cement production. Cement is typically imported into deep water ports or transported on the Mississippi River system near major population centers to take advantage of lower waterborne freight costs versus higher truck and rail transportation costs that U.S. based manufacturers incur to deliver into the same areas.
          The U.S. Government and the Government of Mexico entered into an agreement in April 2006 providing for the elimination of the antidumping duties imposed by the U.S. on cement imported from Mexico. The agreement provides for a three year transition period during which the volume of Mexican cement imported into the southern tier of the U.S. is limited to approximately 3 million metric tons per year and the antidumping duty imposed on Mexican cement is $3 per ton. This is not expected to impact cement prices in the short term as the Portland Cement Association (“PCA”) estimates that the current industry wide domestic production capacity is approximately 10% short of domestic consumption.
          The PCA estimates that imports represented approximately 21% of cement used in the U.S. during calendar 2007 as compared with approximately 29% in 2006 and 25% in 2005.
          Environmental Matters. Our cement operations are subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we have obtained all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our sites is listed as a CERCLA “Superfund” site.
          Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency, or EPA, has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. In May 2008, the EPA indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards; however, as of May 2008 the EPA has reported that it is uncertain when its proposal will be finalized.
          Currently, substantially all CKD produced in connection with our ongoing operations is recycled, and therefore such CKD is not viewed as a waste under RCRA. However, CKD was historically collected and stored on-site at our Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. If either the EPA or the states decide to impose management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.
          A second industry environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. We currently do not use refractory containing chromium, and crush spent refractory brick, which is used as raw feed in the kiln.
          A third industry environmental issue involves the potential regulation of the emission of “greenhouse gases,” including carbon dioxide. Many scientists and others believe that greenhouse gases contribute to the warming of the Earth’s atmosphere resulting in global climate change. There is emerging consensus that the federal government will begin regulating the emission of greenhouse gases in the near future. The consequences of greenhouse gas emission reduction measures for our cement operations are potentially significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures, and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.
          Potential regulation of greenhouse gas emissions may originate from several sources currently considering the global climate change issue. Federally, the U.S. Congress is considering climate change legislation to restrict greenhouse gas emissions. One bill recently approved by the U.S. Senate Environmental and Public Works Committee, known as the Lieberman-Warner Climate Security Act, or S.2191, would require a reduction in emissions of greenhouse gases from sources within the United States to 70% below 2005 levels by 2050. The Lieberman-Warner bill proposes a “cap and trade” scheme of regulation of greenhouse gas emissions—a ban on emissions above a defined declining annual cap. Debate and a possible vote on this bill by the full Senate may occur within the coming year. The U.S. House of Representatives is considering similar legislation, including the possibility of a carbon tax. An April 2007 U.S. Supreme Court decision (Massachusetts v. EPA), relating to the regulation of carbon dioxide emissions from motor vehicles under the Clean Air Act, held that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant.” The Massachusetts decision may eventually result in regulation of carbon dioxide and other greenhouse gas emissions from stationary sources (such as manufacturing facilities) under certain Clean Air Act programs.
          Several state and regional initiatives are considering or have adopted similar climate change legislation. Approximately one-third of the states have taken measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories or registries and/or regional greenhouse gas “cap and trade” programs. For example, California Governor Arnold Schwarzenegger signed AB 32 into law in late 2006, calling for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020. Regional initiatives include the Regional Greenhouse Gas Initiative in the northeast, the Western Regional Climate Action Initiative and the Midwestern Greenhouse Gas Accord.
          Although our cement operations are not adversely affected by federal, regional or state climate change initiatives, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Any imposition of raw materials or production limitations, fuel-use or carbon taxes or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.
          Fourth, the EPA has promulgated regulations for certain toxic air pollutants, including standards for portland cement manufacturing. The maximum attainable control technology standards require cement plants to test for certain pollutants and meet certain emission and operating standards. We have no reason to believe, however, that these standards have placed us at a competitive disadvantage.
          We believe that our current procedures and practices in our operations, including those for handling and managing hazardous materials, are consistent with industry standards and are in substantial compliance with applicable environmental laws and regulations. Nevertheless, because of the complexity of our operations and the environmental laws to which we are subject, there can be no assurance that past or future operations will not result in violations, remediation or other liabilities or claims. Moreover, we cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws or regulations will be administered or interpreted. Compliance with more stringent environmental laws, or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.
          Capital Expenditures. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $3.6 million during fiscal 2008 and expect to spend an additional $3.4 million during fiscal 2009. The majority of these expenditures relate to the addition of a baghouse at Mountain Cement Company and upgrades to the baghouse compartments at Illinois Cement Company.
RECYCLED PAPERBOARD OPERATIONS
          Company Operations. Our recycled paperboard manufacturing operation, acquired in November 2000, is located in Lawton, Oklahoma. The paperboard company, which we refer to as Republic, operates a state-of-the-art paper mill producing high-quality, low-basis weight gypsum liner paper for the wallboard industry from 100% recycled fiber. Manufacturing capabilities at Republic, aside from the gypsum liner products, include recycled containerboard grades (linerboard and medium) and lightweight recycled paper for paper bags. In addition, recycled industrial paperboard grades (tube/core stock and protective angle board) are produced to maximize manufacturing efficiencies.
          The Mill. Our paperboard operation has a highly technologically advanced paper machine designed for gypsum liner production, providing it with stability and longevity of output. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines.
          The paperboard operation manufactures high-strength gypsum liner that is approximately 10% lighter in basis weight than generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, absorbs less moisture during the gypsum wallboard manufacturing process resulting in reduced drying and energy (natural gas) usage. The low-basis weight paper also reduces the overall finished board weight, providing wallboard operations with more competitive transportation costs — both the inbound and outbound segments.
          Raw Materials. The principal raw materials are recycled paper fiber (recovered waste paper), water and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers such as news blank and unprinted papers) is used in the facing paper to produce a white product with customer-desired properties.
          We believe that an adequate supply of OCC recycled fiber will continue to be available from generators and brokers located within a 600 mile radius of the paper mill. The majority of the recycled fiber purchased is delivered via truck, with a limited amount (5%) delivered by rail. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal year 2009 is for waste paper prices to remain flat for the first half of fiscal 2009 and increase moderately thereafter, largely due to exports to China. Current customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices.
          The chemicals used in the paper making operation, including size, retention aids, dry strengths additives, biocides and bacteria controls, are readily available from several manufacturers at competitive prices. We are under a contractual agreement with our current supplier through December 2010.
          The manufacture of recycled paperboard involves the use of large volumes of water in the production process. The mill uses water provided under an agreement with the City of Lawton, Oklahoma municipal services. The agreement, which commenced in calendar year 1999, is for a fifteen year term with two automatic five-year extensions, unless we notify the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available, an extended period of general water shortages, legal curtailment of any paper mill’s current water sources or uses, or deterioration of the current quality of water could adversely affect the operations, thereby limiting our production capacity.
          Electricity, natural gas and other utilities rates are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions. In the event that a natural gas curtailment or unfavorable pricing condition should occur, the Lawton mill is equipped to use fuel oil as an alternative fuel in the No.1 boiler.
          Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2008, natural gas pricing was slightly greater than the previous year. If natural gas prices continue to increase, they are expected to negatively impact fiscal 2009 production costs and operating earnings. The paper mill is subject to an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which could negatively impact the electricity rates.
          Sales and Distribution. Our manufactured recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2008, approximately 35% of the recycled paperboard sold by the paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 40% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to containerboard and paper bag manufacturers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain North American operations operate under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.
          Environmental Matters. Prior to November 2000, our now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, new environmental conditions were uncovered that appear to stem from underground storage tank use on the mill site. The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement with the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”) to respond to those conditions that appear to stem from historic underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The former owner and we have each approved and submitted to the Colorado Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Colorado Oil Division in calendar 2002. All remediation has been completed and we are awaiting final approval by the State of Colorado.

CONCRETE AND AGGREGATES OPERATIONS
          Company Operations. Readymix concrete is a versatile, low-cost building material used in almost all construction. The production of readymix concrete involves the mixing of cement, sand, gravel, or crushed stone and water to form concrete, which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to the customer’s job site in mixer trucks.
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
          We produce and distribute readymix concrete from company-owned sites north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	43
Austin, Texas	6	85

Total	9	128

          We conduct aggregate operations near our concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations:

		Estimated Annual
		Production Capacity	Estimated Minimum
Location	Types of Aggregates	(Thousand tons)	Reserves (Years)
Northern California	Sand and Gravel	3,500	100	+(1)
Austin, Texas	Limestone	2,500	52	(2)

Total		6,000

(1)	Owned reserves through various subsidiaries.

(2)	Leased reserves.
          Our total net aggregate sales were 3.8 million tons in fiscal 2008 and 4.9 million tons in fiscal 2007. Total aggregates production was 5.1 million tons for fiscal 2008 and 5.6 million for fiscal 2007. A portion of our total aggregates production is used internally by our readymix concrete operations.
          Raw Materials. We supply from our manufactured cement facilities approximately 100% and 0% of the cement requirements for our Austin and northern California concrete operations, respectively. We supply approximately 54% and 46%, respectively, of our aggregates requirements for our Austin and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple sources in each of these areas.
          We mine and extract limestone, sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The northern California quarry is estimated to contain over one billion tons of sand and gravel reserves. The Austin, Texas quarry is covered by a lease which expires in 2060. Based on its current production capacity, we estimate our northern California and Austin, Texas quarries contain over 100 years and approximately 52 years of reserves, respectively.
          Sales and Distribution. Demand for readymix concrete and aggregates largely depend on local levels of construction activity. The construction sector is subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s selling area. Our batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by trucks owned by us.

          We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. One customer accounted for approximately 11% of our segment revenues in fiscal 2008. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.
          Competition. Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in each local area. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can profitably sell their products only in areas within 50 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregate production facilities and zoning of land to permit mining and extraction of aggregates.
          Environmental Matters. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. None of our concrete or aggregates operations are presently the subject of any material local, state or federal environmental proceeding or inquiries.
EMPLOYEES
          As of March 31, 2008, we had approximately 1,600 employees.
          As of March 31, 2008, we had approximately 400 employees employed under collective bargaining agreements and various supplemental agreements with local unions.
WHERE YOU CAN FIND MORE INFORMATION
          We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge through the investor relations page of our website, located at www.eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the SEC. This reference to our website is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our website are not incorporated in and should not otherwise be considered part of this Report. Alternatively, you may contact our investor relations department directly at (214) 432-2000 or by writing to Eagle Materials Inc., Investor Relations, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.
ITEM 1A. RISK FACTORS
          The foregoing discussion of our business and operations should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject, many of which are outside of our control. These risks and uncertainties, together with other factors described elsewhere in this Report, have affected, or may in the future affect, our business, operations, financial condition and results of operations in a material and adverse manner.
          We are affected by the level of demand in the construction industry, which is currently experiencing a significant downturn in the residential construction sector.
          Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction has, and will likely continue to, adversely impact our wallboard business. This downturn became more pronounced in mid-2007, as a result of, among other things, a decrease in liquidity and a tightening of loan standards in the residential mortgage financing markets. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or a weakening of commercial production) could have a material adverse effect on our business, financial condition and results of operations.

          Increases in interest rates could adversely affect demand for our products, which would have an adverse effect on our results of operations.
          Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities.
          Our customers participate in cyclical industries, which are subject to industry downturns.
          A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the residential or commercial construction industries, have the potential of adversely affecting demand for our products. Furthermore, additions to the production capacity of industry participants, particularly in the gypsum wallboard industry, have the potential of creating an imbalance between supply and demand, which could adversely affect the prices at which we sell our products. In general, any further downturns in the industries to which we sell our products or any further increases in capacity in the gypsum wallboard, paperboard and cement industries, could have a material adverse effect on our business, financial condition and results of operations.
          Our operations and our customers are subject to extensive governmental regulation, which can be costly and burdensome.
          Our operations and our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various certificates, permits or licenses are required in order to conduct our business or for construction and related operations. Although we believe that we are in compliance in all material respects with regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from opening or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.
          Our products are commodities, which are subject to significant changes in supply and demand and price fluctuations.
          The products sold by us are commodities and competition among manufacturers is based largely on price. The prices for cement are currently at levels higher than those experienced in recent years, while prices for wallboard have declined significantly as a result primarily of the decline in residential construction. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

          Our business is seasonal in nature, and this causes our quarterly results to vary significantly.
          A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November when the weather in our markets is more favorable to construction activity. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on the price of our common stock.
          We are subject to the risk of unfavorable weather conditions during peak construction periods and other unexpected operational difficulties.
          Because a majority of our business is seasonal, unfavorable weather conditions and other unexpected operational difficulties during peak periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.
          Our debt agreements contain restrictive covenants and require us to meet certain financial ratios and tests, which limit our flexibility and could give rise to a default if we are unable to remain in compliance.
          Our amended and restated credit agreement and the note purchase agreements governing our senior notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including our ability to:
•	Incur additional indebtedness;

•	Sell assets or make other fundamental changes;

•	Engage in mergers and acquisitions;

•	Pay dividends and make other restricted payments;

•	Make investments, loans, advances or guarantees;

•	Encumber the assets of the Company and its restricted subsidiaries;

•	Enter into transactions with our affiliates.
          In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under those agreements. This may allow the lenders under those agreements to declare all amounts outstanding thereunder to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.
          Our results of operations are subject to significant changes in the cost and availability of fuel, energy and other raw materials.
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

          Our production facilities may experience unexpected equipment failures, catastrophic events and scheduled maintenance.
          Interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment. Such equipment may, on occasion, be out of service as a result of unanticipated events such as fires, explosions, violent weather conditions or unexpected operational difficulties. We also have periodic scheduled shut-downs to perform maintenance on our facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time, which could have a material adverse effect on our results of operations and financial condition.
          We operate in a highly competitive market, and our failure to compete effectively could adversely affect our business, financial condition and results of operations.
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
          We may become subject to significant clean-up, remediation and other liabilities under applicable environmental laws.
          Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing greenhouse gas emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions—although we are unable to accurately estimate the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future.
          Significant changes in the cost and availability of transportation could adversely affect our business, financial condition and results of operations.
          Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of our gypsum wallboard segment. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

          Events that may disrupt the U.S. or world economy could adversely affect our business, financial condition and results of operations.
          Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have material adverse effect on our business.
          In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise. See “Forward Looking Statements” in Item 7. below.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          There are no unresolved Staff comments.
ITEM 2. PROPERTIES
          We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located in the Austin, Texas area and Marysville, California. In addition, we operate gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. None of our facilities are pledged as security for any debts.
          See “Item 1. Business” on pages 1-13 of this Report for additional information relating to the Company’s properties.
ITEM 3. LEGAL PROCEEDINGS
          We are a party to certain ordinary legal proceedings incidental to our business. In general, although the outcome of litigation is inherently uncertain, we believe that all of the pending litigation proceedings in which the Company or any subsidiary are currently involved are likely to be resolved without having a material adverse effect on our consolidated financial condition or operations.
          As previously reported, in connection with the audit of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003, the Internal Revenue Service (“IRS”) issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in a transaction completed in November 2000. In November 2007 we paid the IRS approximately $45.8 million to avoid the imposition of large corporate tax underpayment interest. On December 7, 2007 we filed an administrative appeal of the IRS’s proposed adjustments. We intend to vigorously pursue the appeal and, if necessary, resort to the courts for a final determination. See Note (G) of the Notes to the Consolidated Financial Statements for more information.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PRICES AND DIVIDENDS
          As of May 23, 2008, there were approximately 2,700 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.
          The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends paid during these periods:

	Fiscal Year Ended March 31, 2008			Fiscal Year Ended March 31, 2007
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$50.74	$44.15	$0.20	$74.30	$38.04	$0.175
September 30	$50.95	$35.67	$0.20	$46.62	$33.58	$0.175
December 31	$40.71	$33.95	$0.20	$44.73	$32.30	$0.175
March 31	$38.25	$29.05	$0.20	$49.39	$42.84	$0.175
          The “Dividends” section of Item 7 “Management’s Discussion and Analysis of Financial Condition” is hereby incorporated by reference into this Part II, Item 5.
SHARE REPURCHASES
          Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2008. We repurchased 4,778,500 shares, 2,706,791 shares and 4,547,163 shares of Common Stock at a cost of $176.9 million, $100.4 million and $165.3 million in the years ended March 31, 2008, 2007 and 2006, respectively.
          The total number of shares purchased in the table below represents shares of Common Stock repurchased pursuant to the Board of Director’s authorization as amended through November 7, 2006. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares may be determined by our management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.
          Purchases of our Common Stock during the quarter ended March 31, 2008 were as follows:

Maximum Number of
			Total Number of Shares	Shares that May Yet
			Purchased as Part of	be Purchased Under
	Total Number of Shares	Average Price Paid Per	Publicly Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 through January 31, 2008	772,200	$30.37	772,200
February 1 through February 28, 2008	—	—	—
March 1 through March 31, 2008	—	—	—

Quarter 4 Totals	772,200	$30.37	772,200	717,300

The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

PERFORMANCE GRAPH
     The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
     The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the Russell 2000 index and the Dow Jones US Building Materials & Fixtures index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2003 and its relative performance is tracked through March 31, 2008.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
On Eagle Materials Inc. Common Stock, The Russell 2000 Index
And The Dow Jones US Building Materials & Fixtures Index

*   $100 invested on March, 31 2003 in stock or index, including reinvestment of dividends.

	Fiscal Year Ending March 31,
	2003	2004	2005	2006	2007	2008

Eagle Materials Inc.	100.00	182.29	254.66	608.53	433.55	352.59
Russell 2000	100.00	163.83	172.70	217.34	230.18	200.25
Dow Jones US Building Materials & Fixtures	100.00	166.64	208.09	254.79	268.49	224.04
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED FINANCIAL DATA(1)
(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2008	2007	2006	2005	2004

Revenues	$749,553	$922,401	$859,702	$616,541	$502,622
Earnings Before Income Taxes	144,384	304,288	241,066	158,089	102,123
Net Earnings	97,768	202,664	160,984	106,687	66,901
Diluted Earnings Per Share	2.12	4.07	3.02	1.91	1.19
Cash Dividends Per Share	0.80	0.70	0.40	0.40	2.15	(2)
Total Assets	1,114,847	971,410	888,916	780,001	692,975
Total Debt	400,000	200,000	200,000	84,800	82,880
Stockholders’ Equity	405,687	546,046	464,738	485,368	439,022	(2)
Book Value Per Share At Year End	$9.34	$11.40	$9.24	$8.88	$7.80
Average Diluted Shares Outstanding	46,145	49,787	53,330	55,884	56,208

(1)	The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes a special one-time $2.00 per share ($112.9 million total) dividend paid in connection with the Spin-off from Centex Corporation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
          Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three years ended March 31, 2008, 2007 and 2006 reflects the Company’s four businesses segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.
          We operate in cyclical commodity businesses that are directly related to the overall economic environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in each such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail; though the rising price of diesel fuel may further restrict the truck shipping radius. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets.
          Our cement segment experienced the highest net sales prices and sales volume in our history, which resulted in record operating earnings for the segment. Operating earnings in our gypsum wallboard segment; however, declined sharply due to reduced demand in the residential housing market, which resulted in an approximately 33% decline in net sales prices and reduced sales volumes during fiscal 2008. The decline in sales volume in the gypsum wallboard segment impacted our recycled paperboard segment, as sales of higher priced gypsum paper declined during the year, contributing to the decrease in operating earnings. Average sales prices for recycled paperboard increased during fiscal 2008; however the cost of recycled fiber also increased due to increased demand in China, offsetting much of the benefit of the price increases. Concrete and aggregate sales both decreased during fiscal 2008 as compared to fiscal 2007 primarily due to poor weather and weak demand in the northern California market. This market has been greatly impacted by the slowdown in residential construction, and a state budget crisis has delayed many infrastructure projects.
          Demand for wallboard varies among regions, with the East and West Coasts representing the largest demand centers. Currently, the downturn in the residential housing market has negatively impacted our gypsum wallboard and recycled paperboard divisions by reducing the demand for gypsum wallboard nation wide. This decrease has resulted in reduced wallboard industry utilization and decreases in the net sales price of wallboard during fiscal 2008. U.S. wallboard consumption in calendar 2007 declined by approximately 14%, from 35.0 billion square feet in calendar 2006 to 30.1 billion square feet in calendar 2007. The industry has recently added approximately 5 billion square feet of capacity and shuttered approximately 3 billion square feet of capacity, for a net increase in capacity of approximately 5%. Wallboard consumption in calendar 2008 is not expected to exceed wallboard consumption in calendar 2007, and for the first three months of calendar 2008 wallboard consumption has decreased by approximately 13% as compared to the first three months of calendar 2007. We believe our low cost position, coupled with our geographic locations in the Sunbelt region of the U.S., will allow us to continue to compete effectively throughout fiscal 2009 despite these adverse market conditions.
          U.S. cement consumption continues to be strong, although consumption declined approximately 10% in calendar 2007 as compared to calendar 2006. Cement imports for calendar 2007 were 25.0 million short tons, approximately 37% below last year’s imports. The U.S. Cement Industry has been sold out for the last thirteen years as a result of a domestic capacity deficit. Current U.S. cement demand requires imports of over

10% to supplement domestic capacity. During fiscal 2008 we sold out our production for the 22nd consecutive year, and experienced record operating earnings in fiscal 2008. We benefited during fiscal 2008 from a full year’s production of our expanded and modernized plant at Illinois Cement Company. This modernization enabled us to replace lower-margin purchased cement with higher-margin manufactured cement, as well as reducing our operating costs on all tons produced. We anticipate the price of imported cement to remain historically high this year due to high freight rates and increasing demand in world markets. Cement pricing increased slightly over the prior year, the third straight year of price increases, reversing a slight decline over the prior three years.
          The Company conducts one of its cement operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas (the “Joint Venture”). The Company owns a 50% interest in the joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, the Company proportionately consolidates its 50% share of the Joint Venture’s revenues and operating earnings, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (F) of the Notes to the Consolidated Financial Statements for additional segment information.
RESULTS OF OPERATIONS
Fiscal Year 2008 Compared to Fiscal Year 2007
          Consolidated Results. Consolidated net revenues for fiscal 2008 were down 19% from fiscal 2007 primarily due to lower sales prices and sales volumes in the Gypsum Wallboard segment. Fiscal 2008 operating earnings of $184.2 million decreased 44% from our record setting amount of $330.1 million last fiscal year mainly due to decreased Gypsum Wallboard operating earnings.
          The following tables lists by line of business the revenues and operating earnings discussed in our operating segments:

	Revenues		Operating Earnings(1)
	For the Fiscal Years Ended March 31,		For the Fiscal Years Ended March 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Gypsum Wallboard	$342,550	$511,615	$45,954	$198,085
Cement	345,223	321,852	106,633	92,182
Paperboard	133,395	127,545	17,022	18,998
Concrete and Aggregates	87,640	97,323	13,075	16,249
Other, net	1,530	4,547	1,530	4,547

Sub-total	910,338	1,062,882	$184,214	$330,061

Less: Intersegment Revenues	(63,645)	(63,959)
Less: Joint Venture Revenues	(97,140)	(76,522)

Total	$749,553	$922,401

(1)	Prior to Corporate General and Administrative and interest expense.
          Corporate Overhead. Corporate general and administrative expenses for fiscal 2008 were $18.8 million compared to $20.3 million for last fiscal year. The decrease was primarily the result of decreased incentive compensation and benefit costs due to lower operating earnings.
          Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes clinker sales income, non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.
          Net Interest Expense. Net interest expense of $21.1 million for fiscal 2008 was $15.7 million more than the $5.4 million incurred in fiscal 2007. The increase in expense is related primarily to the increased borrowings in connection with the $200 million private placement, which closed in October 2007 and the accrual of interest expense on our unrecognized tax benefits that are in dispute pending our tax audit.

          Income Taxes. The effective tax rate for fiscal 2008 decreased to 32.3% from 33.4% primarily due to the increased impact of depletion on lower earnings.
          Net Income. As a result of the foregoing, pre-tax earnings of $144.4 million in fiscal 2008 were 53% below fiscal 2007 pre-tax earnings of $304.3 million. Fiscal 2008 net earnings of $97.8 million decreased 52% from net earnings of $202.7 million in fiscal 2007. Diluted earnings per share in fiscal 2007 of $2.12 were 48% lower than the $4.07 for fiscal 2007.
GYPSUM WALLBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2008	2007	Change
	(dollars in thousands)
Gross Revenues, as reported	$342,550	$511,615	(33%)
Freight and Delivery Costs billed to customers	(83,012)	(89,121)	(7%)

Net Revenues	$259,538	$422,494	(39%)

Sales Volume (MMSF)	2,395	2,610	(8%)
Average Net Sales Price (1)	$108.36	$161.86	(33%)
Unit Costs	$89.17	$85.97	4%
Operating Margin	$19.19	$75.89	(75%)
Operating Earnings	$45,954	$198,085	(77%)
Freight per MSF	$34.66	$34.15	1%

(1)	Net of freight per MSF.

Revenues:	The decrease in revenues during fiscal 2008 as compared to fiscal 2007 is due to lower sales volume and sales prices. Sales prices decreased throughout fiscal 2008 as demand, particularly in residential homebuilding and repair and remodel activities, declined sharply. This decline in demand, along with additions to capacity in the gypsum wallboard industry, resulted in decreased utilization and pricing.

Operating Margins:	Wallboard operating margins decreased during fiscal 2008 as compared to fiscal 2007 primarily due to lower sales prices and higher unit costs. The increase in unit costs during fiscal 2008 as compared to fiscal 2007 was primarily attributable to increased raw material costs and costs associated with the start up of production at our Georgetown, South Carolina plant during the fourth quarter of fiscal 2008.

CEMENT OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2008	2007	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$345,223	$321,852	7%
Freight and Delivery Costs billed to customers	(16,307)	(20,612)	(21%)

Net Revenues	$328,916	$301,240	9%

Sales Volume (M Tons)	3,425	3,235	6%
Average Net Sales Price	$96.04	$93.13	3%
Unit Costs (including imports and purchased cement)	$64.91	$64.63	1%
Operating Margin	$31.13	$28.50	9%
Operating Earnings	$106,633	$92,182	16%

Revenues:	Revenues increased during fiscal 2008 as compared to fiscal 2007, primarily due to increased sales volumes. Sales prices also increased during fiscal 2008 as compared to fiscal 2007, primarily due to price increases implemented in most of our markets during April 2007.

Operating Margins:	Operating earnings and operating margins increased during fiscal 2008 as compared to fiscal 2007 primarily due to increased sales prices, coupled with increased sales volumes, offset slightly by higher purchased cement costs. Additionally, our sales mix was positively impacted by the increased production at Illinois Cement Company in fiscal 2008 as compared to fiscal 2007, which reduced our percentage of sales of low margin purchased cement to 19% in fiscal 2008 as compared to 26% in fiscal 2007.

RECYCLED PAPERBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2008	2007	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$133,395	$127,545	5%
Freight and Delivery Costs billed to customers	(2,379)	(2,950)	(19%)

Net Revenues	$131,016	$124,595	5%

Sales Volume (M Tons)	271	275	(1%)
Average Net Sales Price	$484.22	$452.99	7%
Unit Costs	$421.41	$383.91	10%
Operating Margin	$62.81	$69.08	(9%)
Operating Earnings	$17,022	$18,998	(10%)

Revenues:	Net revenues increased by 5% during fiscal 2008 as compared to 2007 primarily due to increases in the average selling price per ton. The increase in the average selling price per ton during fiscal 2008 as compared to fiscal 2007 is due primarily to price escalators contained in our long-term sales agreement.

Operating Margins:	Operating margins declined during fiscal 2008 as compared to fiscal 2007 primarily due to the increase in unit costs, which was offset slightly by an increase in average sales price per ton. The increase in unit costs during fiscal 2008 is primarily due to a 28% increase in fiber costs and an 11% increase in natural gas costs during fiscal 2008 as compared to fiscal 2007. Also, a change in the mix of products sold during fiscal 2008 negatively impacted operating margins. During fiscal 2008, sales of higher margin gypsum paper declined to 73% of total paperboard production from 79% during fiscal 2007. This decline is due primarily to the decline in demand for gypsum wallboard, and resulted in increased production and sales of lower margin linerboard.

CONCRETE AND AGGREGATES OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2008	2007	Change
	(dollars in thousands)
CONCRETE
Gross Revenues	$61,518	$63,354	(3%)

Sales Volume (M Yards)	802	882	(9%)
Average Net Sales Price	$76.74	$71.81	7%
Unit Costs	$65.23	$60.71	7%
Operating Margin	$11.51	$11.10	4%
Operating Earnings	$9,230	$9,793	(6%)

AGGREGATES
Gross Revenues, including intersegment	$26,122	$33,968	(23%)
Freight & Delivery Cost billed to customers	(9)	(406)	(98%)

Net Revenues	$26,113	$33,562	(22%)

Sales Volume (M Tons)	3,754	4,875	(23%)
Average Net Sales Price	$6.96	$6.88	1%
Unit Costs	$5.94	$5.56	7%
Operating Margin	$1.02	$1.32	(23%)
Operating Earnings	$3,845	$6,456	(40%)

Revenues:	Declining sales volumes during fiscal year 2008 is the primary reason for the decline in revenues for both concrete and aggregates during fiscal 2008 as compared to fiscal 2007. Declines in concrete revenues were partially offset by increased sales price per yard in fiscal 2008, while the average net sales price of aggregates was relatively flat.

Operating Margins:	Concrete operating margins increased slightly during fiscal 2008, despite increased unit costs during the year. The increase in average sales price per yard in fiscal 2008 was partially offset by the increase in unit costs during fiscal 2008 as compared to fiscal 2007. The increase in unit costs is due primarily to the increase in the price of cement and delivery costs during fiscal 2008.

Aggregates operating margins declined during fiscal 2008 as compared to fiscal 2007 due to increased crushing and plant costs, partially offset by increased sales prices.

GENERAL OUTLOOK
          The Company expects that the current downturn in residential construction will continue, which will have an adverse impact on our fiscal 2009 operating results. During the first quarter of calendar 2008, wallboard shipments declined 12.6% as compared to the first calendar quarter in 2007. Additionally, we expect pricing to experience downward pressure as industry utilization is expected to remain in the low 70% range. During calendar 2007, approximately 3 billion square feet of capacity was removed from the marketplace; however, this was more than offset by the addition of 5 billion square feet of new capacity. Given the relatively low net sales price for gypsum wallboard at the current time, especially on the East Coast, and the excess capacity in the marketplace, it is possible that more capacity will be shuttered during 2008.
          Worldwide demand for cement continues to remain strong. U.S. demand for cement declined 10% in calendar 2007 as compared to calendar 2006; however, demand is still expected to exceed domestic capacity by an estimated 10%, requiring imports to meet demand in calendar 2008. Cement demand in some U.S. regions continues to be negatively impacted due to the residential slowdown; however, the underlying demand in the majority of the markets served by our four cement plants remains at high levels due to infrastructure spending. Cement price increases that had been announced for the early part of calendar 2008 in most of our regional markets have been rescinded, due in part to poor winter weather in some of our markets. The cost of purchased cement is expected to increase during the remainder of calendar 2008 due to high freight rates and increased demand in world markets. Although continued increases in the price of purchased cement may adversely impact our operating margins on purchased cement sales, these increases are expected to create upward pricing pressure on the marketplace.
          Low wallboard demand caused by the reduction in residential construction is expected to continue to adversely impact our recycled paperboard operations throughout calendar 2008. Additional increases in the cost of fiber and natural gas could adversely impact our paperboard operations as these two costs comprise a significant amount of our total production costs, as could further reductions of sales of higher margin gypsum paper to total paper sold. Any additional decline in demand for gypsum paper will potentially impact our operating earnings as we seek sales of alternative products that likely will have a lower net sales price. The completion of our Georgetown, South Carolina gypsum wallboard plant will now provide additional internal demand for gypsum paper that was not present in fiscal 2008.
          We expect aggregate and concrete sales volumes to be depressed throughout calendar year 2008, particularly in our northern California markets, where both residential and infrastructure spending remain soft. We do not expect increases in infrastructure spending until the budget crisis in the state is solved, and residential housing is not expected to rebound significantly in calendar 2008. Despite these conditions, we do not expect significant changes in sales prices. The Austin market is stronger than the northern California market, but it too is expected to be soft during the remainder of calendar 2008 as infrastructure projects are completed and residential housing continues to slow.

Fiscal Year 2007 Compared to Fiscal Year 2006
          Consolidated Results. Consolidated net revenues for fiscal 2007 were up 7% from fiscal 2006 driven by higher sales prices primarily in the Gypsum Wallboard and Cement segments. Fiscal 2007 operating earnings of $330.1 million, a record high, were up 25% from $263.8 million last fiscal year mainly due to increased Gypsum Wallboard and Cement operating earnings.
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

GYPSUM WALLBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, as reported	$511,615	$479,134	7%
Freight and Delivery Costs billed to customers	(89,121)	(89,374)	—%

Net Revenues	$422,494	$389,760	8%

Sales Volume (MMSF)	2,610	2,832	(8)%
Average Net Sales Price (1)	$161.86	$137.65	18%
Unit Costs	$85.97	$83.17	3%
Operating Margin	$75.89	$54.48	39%
Operating Earnings	$198,085	$154,227	28%
Freight per MSF	$34.15	$31.57	8%

(1)	Net of freight per MSF.

Revenues:	The increase in revenues during fiscal 2007 is due primarily to increased sales prices during the year, partially offset by the decline in sales volume. Sales prices increased through July 2006, before beginning to decline over the remainder of the year. Additionally, demand, particularly in residential homebuilding, declined, which reduced marketplace utilization during the fiscal third and fourth quarters of 2007 as compared to 2006.

Operating Margins:	Wallboard operating margins increased in fiscal 2007 as compared to fiscal 2006 primarily due to increased sales prices and lower fuel costs during the fiscal year, offset slightly by increased transportation and raw materials costs along with increased incentive compensation expenses.

Outlook:	The Company expects residential housing to remain soft, which will have an adverse impact on our fiscal 2008 operating results. During the first quarter of calendar 2007, wallboard shipments declined 18% from the first quarter of calendar 2006. Additionally, we expect that pricing will continue to decline in fiscal 2008 as industry utilization is expected to remain in the low-to-mid 80% range. The non-residential housing market is expected to remain strong; however, these markets are not expected to completely offset the impact of the reduction in residential housing.

CEMENT OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$321,852	$285,289	13%
Freight and Delivery Costs billed to customers	(20,612)	(19,212)	7%

Net Revenues	$301,240	$266,077	13%

Sales Volume (M Tons)	3,235	3,200	1%
Average Net Sales Price	$93.13	$83.15	12%
Unit Costs (including imports and purchased cement)	$64.63	$58.68	10%
Operating Margin	$28.50	$24.47	16%
Operating Earnings	$92,182	$78,311	18%

Revenues:	The increase in revenues in fiscal 2007 as compared to fiscal 2006 is due primarily to increased average sales prices and a slight increase in sales volume. Purchased cement comprised approximately 26% of total sales during fiscal 2007, as compared to 21.1% in fiscal 2006.

Operating Margins:	Operating margins increased by 16% due to increased net sales prices, offset by higher fuel, maintenance and purchased cement costs coupled with the impact of 153,000 additional tons of high cost purchased cement sales in fiscal 2007 as compared to fiscal 2006. The start up of the Illinois Cement plant adversely impacted margins by approximately $2.25 per ton. Purchased cement cost in fiscal 2007 increased by approximately 13% over fiscal 2006. The purchased cement volume increase is attributed to purchases through our newly-acquired interest Houston Cement Company along with 70,000 tons of purchased cement at Illinois Cement Company during the start up of the new plant.

Outlook:	Demand for cement is expected to remain strong, as imports are expected to comprise over 27% of all cement consumed in the United States in calendar 2007. Price increases scheduled for the early part of calendar year 2007 were delayed due primarily to poor weather in most of our markets, but we expect these price increases to take effect during the middle of calendar 2007. We expect operating margins to increase during fiscal 2008 as additional production from our Illinois Cement plant expansion will replace low margin purchased cement sales with manufactured cement in this market. Additionally, state budgets look strong, which should enable consistent infrastructure spending during fiscal 2008.

RECYCLED PAPERBOARD OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
Gross Revenues, including intersegment	$127,545	$133,482	(4)%
Freight and Delivery Costs billed to customers	(2,950)	(2,587)	14%

Net Revenues	$124,595	$130,895	(5)%

Sales Volume (M Tons)	275	289	(5)%
Average Net Sales Price	$452.99	$452.63	—%
Unit Costs	$383.91	$383.12	—%
Operating Margin	$69.08	$69.51	(1)%
Operating Earnings	$18,998	$20,087	(5)%

Revenues:	Net revenues declined during fiscal 2007 as compared to fiscal 2006 due to a decrease in sales volume during fiscal 2007. The decrease in sales volume was due primarily to the reduction in demand for gypsum liner during fiscal 2007 as compared to fiscal 2006. Gypsum liner sales volume declined 14% in fiscal 2007 as compared to fiscal 2006. The gypsum liner sales volume decline was partially offset by a 28,000 ton sales volume increase for medium and containerboard.

Operating Margins:	Operating margin remained relatively flat during fiscal 2007 as compared to fiscal 2006. High margin gypsum liner sales volume declined 14% in fiscal 2007 compared to fiscal 2006. The gypsum liner sales volume decline was partially offset by the increased sales prices for all grades of paper. Also, higher fiber costs were offset by lower gas and chemicals costs.

Outlook:	The reduced demand for high margin gypsum liner is expected to adversely impact our recycled paperboard operations. The start up of our new wallboard plant in Georgetown, South Carolina is expected to have a positive impact during the fourth quarter of fiscal 2008 as it is expected to increase sales of higher priced gypsum liner. Additionally, increases in the cost of fiber and natural gas could have an adverse impact on our paperboard operations as these two costs comprise a significant portion of our production costs.

CONCRETE AND AGGREGATES OPERATIONS

	For the Fiscal Years Ended
	March 31,		Percentage
	2007	2006	Change
	(dollars in thousands)
CONCRETE
Gross Revenues	$63,354	$55,269	15%

Sales Volume (M Yards)	882	883	—%
Average Net Sales Price	$71.81	$62.61	15%
Unit Costs	$60.71	$55.37	10%
Operating Margin	$11.10	$7.24	53%
Operating Earnings	$9,793	$6,395	53%

AGGREGATES
Gross Revenues, including intersegment	$33,968	$34,509	(2)%
Freight & Delivery Cost billed to customers	(406)	(831)	(51)%

Net Revenues	$33,562	$33,678	—%

Sales Volume (M Tons)	4,875	5,714	(15)%
Average Net Sales Price	$6.88	$5.89	17%
Unit Costs	$5.56	$5.33	4%
Operating Margin	$1.32	$0.56	135%
Operating Earnings	$6,456	$3,218	101%

Revenues:	Concrete revenues increased 15% in fiscal 2007 as compared to fiscal 2006, primarily due to the increase in the average sales price during the year. Aggregate revenues remained relatively flat despite the increase in average sales price, primarily due to the decline in sales volume during the year. The decline in sales volumes was primarily in our northern California market, and was generally due to poor weather during the first and fourth quarters of fiscal 2007.

Operating Margins:	Concrete operating margins increased 53% during fiscal 2007 as compared to 2006, primarily due to a 15% increase in the average sales price during the year, partially offset by higher cement and aggregate costs.

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
          Income Taxes. In determining net income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities, and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
          In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues in both the U.S. and state tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
          As part of our process for preparing financial statements, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior years that can be used to absorb net operating losses and credit carrybacks, and taxable income in future years. Our judgment regarding future taxable income may change due to market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to the deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity.
          The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2008	2007
	(dollars in thousands)

Net Cash Provided by Operating Activities:	$104,752	$242,423

Investing Activities:
Additional Acquisition Cost of Illinois Cement 50% Interest	—	(3,000)
Additional Investment in Joint Venture	—	(12,250)
Capital Expenditures and Other Investing Activities, net	(96,857)	(136,869)

Net Cash Used in Investing Activities	(96,857)	(152,119)

Financing Activities:
Excess Tax Benefits — Share Based Payments	2,848	4,141
Addition to Long-term Debt, net	200,000	—
Retirement of Common Stock	(176,895)	(100,376)
Dividends Paid	(35,600)	(34,665)
Proceeds from Stock Option Exercises	3,497	3,045

Net Cash Used in Financing Activities	(6,150)	(127,855)

Net Increase (Decrease) in Cash	$1,745	$(37,551)

          Cash flows from operating activities declined by $137.7 million during fiscal 2008 from fiscal 2007. This decrease was largely attributable to decreased net earnings and a $45.8 million tax payment, as described below.
          Working capital at March 31, 2008, was $73.4 million compared to $65.6 million at March 31, 2007, primarily due to increased inventory, offset slightly by a decrease in accounts and notes receivable. We completed our construction of the wallboard plant in Georgetown, South Carolina. in December 2007, and do not have any material contractual obligations related to long-term capital projects at March 31, 2008.
          On October 2, 2007 the Company entered into a Note Purchase Agreement with respect to the Series 2007 A Senior Notes, which increased our total debt by $200.0 million during fiscal 2008 as compared to fiscal 2007. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 49.6% and 48.4%, respectively, at March 31, 2008 as compared to 26.8% and 25.1%, respectively, at March 31, 2007.

          The Internal Revenue Service (the “IRS”) issued its Exam Report and Notice of Proposed Adjustment to the Company in November 2007 that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $27.6 million, plus penalties of $5.7 million and applicable interest, and would result in additional state income taxes, including applicable interest and penalties. The Company is pursuing an administrative appeal and, if necessary, will resort to the courts for a final determination. The Company paid the IRS approximately $45.8 million during November 2007, including $27.6 million in federal income taxes, the $5.7 million for penalties and $12.5 million of interest, to avoid additional imposition of the large corporate tax underpayment interest rates. See Notes (F) and (H) of the Notes to the Consolidated Financial Statements for additional information.
          Based on our financial condition and results of operations as of and for the year ended March 31, 2008, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2009. The Company was in compliance at March 31, 2008 with all the terms and covenants of its credit agreements and expects to be in compliance during the next 12 months.
Debt Financing Activities.
          We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2008 the Company had $342.7 million of borrowings available under the Bank Credit Facility.
          We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40 million	November 15, 2012	5.25%
Tranche B	$80 million	November 15, 2015	5.38%
Tranche C	$80 million	November 15, 2017	5.48%
          Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.
          We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007, as follows:

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
          Other than the Bank Credit Facility, we have no other source of committed external financing in place. In the event the Bank Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if a balance was outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on us. None of our debt is rated by the rating agencies.
          We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At March 31, 2008, we had $7.3 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $7.7 million in performance bonds relating primarily to our mining operations.
Cash Used for Share Repurchases and Stock Repurchase Program.
          See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 18 for additional information.
          On November 7, 2006, we announced that our Board of Directors authorized the repurchase of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 717,300 remain available at March 31, 2008. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 4,778,500 shares and 2,706,791 shares during the fiscal years ended March 31, 2008 and 2007, respectively, at average prices of $37.02 and $37.08, respectively.
Dividends.
          Dividends paid in fiscal years 2008 and 2007 were $34.7 million and $21.3 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we will continue to evaluate our dividend payment amount on an ongoing basis. During March 2007 we announced an increase in our annual dividend from $0.70 to $0.80 per share, beginning with the July 2007 dividend payment.

Capital Expenditures.
          The following table compares capital expenditures:

	For the Fiscal Years Ended
	March 31,
	2008	2007
	(dollars in thousands)

Land and Quarries	$658	$6,323
Plants	90,398	122,315
Buildings, Machinery and Equipment	5,801	8,231

Total Capital Expenditures	$96,857	$136,869

          Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. The majority of our capital expenditures during fiscal 2008 relate to the completion of our construction of a gypsum wallboard plant in Georgetown, South Carolina. The wallboard plant was completed in December 2007 and is fully operational at March 31, 2008. We expect to make capital expenditures during fiscal 2009 to be consistent with the amount spent in fiscal 2008, the majority of which are expected to be related to the Nevada Cement plant expansion.
Contractual and Other Obligations.
          The Company has certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Long-term Debt/Notes Payable	$400,000	$—	$—	$40,000	$360,000
Operating Leases	12,983	1,386	1,935	831	8,831
Purchase Obligations	20,230	10,235	9,995	—	—

Total	$433,213	$11,621	$11,930	$40,831	$368,831

          Purchase obligations are non-cancelable agreements to purchase coal and natural gas, to pay royalty amounts and capital expenditure commitments. Additionally, we are subject to potential tax liabilities of approximately $83.9 million which may be payable in a 1 to 3 year period. See Notes (E) and (G) of the Notes to the Consolidated Financial Statements.
          Based on our current estimates, we do not anticipate making any additional contributions to our defined benefit plans for fiscal year 2009.
Inflation and Changing Prices.
          Until calendar 2007, inflation has not been a significant factor in the U.S. economy in recent years. The Consumer Price Index rose approximately 4.1% in calendar 2007, 2.5% in 2006, and 3.4% in 2005. Prices of materials and services, with the exception of power, natural gas, coal, coke, and transportation freight, have remained relatively stable over the three year period. During fiscal 2008, the Consumer Price Index for energy and transportation rose approximately 17.4% and 8.3%, respectively. Strict cost control and improved productivity in our cement segment has minimized the impact of inflation on our operations. In our paperboard segment, we have been able to recover increasing costs by obtaining higher sales prices, while in other segments we have been more limited in our ability to offset the impact of inflation. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.
GENERAL OUTLOOK
          See “General Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 27.
RECENT ACCOUNTING PRONOUNCEMENTS
          See Note (A) to the Notes to the Consolidated Financial Statements on pages 44-49.
FORWARD-LOOKING STATEMENTS
          Certain information included in this report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward looking statements. See Item 1A for a more detailed discussion of specific risks and uncertainties.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2008 there were no outstanding borrowings under the Bank Credit Facility. Presently, we do not utilize derivative financial instruments.
          The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Information

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Earnings
(dollars in thousands, except per share data)

	For the Years Ended March 31,
	2008	2007	2006

REVENUES
Gypsum Wallboard	$342,550	$511,615	$479,134
Cement	239,029	235,717	213,980
Paperboard	79,850	74,662	75,935
Concrete and Aggregates	86,594	95,860	88,374
Other, net	1,530	4,547	2,279

	749,553	922,401	859,702

COSTS AND EXPENSES
Gypsum Wallboard	296,596	313,530	324,907
Cement	166,378	176,300	162,586
Paperboard	62,828	55,664	55,848
Concrete and Aggregates	73,519	79,611	78,761
Other, net	—	—	740
Corporate General and Administrative	18,756	20,344	16,370
Interest Expense, net	21,074	5,429	6,341

	639,151	650,878	645,553

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	33,982	32,765	26,917

EARNINGS BEFORE INCOME TAXES	144,384	304,288	241,066
Income Taxes	46,616	101,624	80,082

NET EARNINGS	$97,768	$202,664	$160,984

EARNINGS PER SHARE
Basic	$2.15	$4.13	$3.06

Diluted	$2.12	$4.07	$3.02

DIVIDENDS PER SHARE	$0.80	$0.70	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,
	2008	2007
ASSETS
Current Assets —
Cash and Cash Equivalents	$18,960	$17,215
Accounts and Notes Receivable, net	62,949	77,486
Inventories	98,717	78,908

Total Current Assets	180,626	173,609

Property, Plant and Equipment —	1,079,742	986,821
Less: Accumulated Depreciation	(374,186)	(333,641)

Property, Plant and Equipment, net	705,556	653,180
Notes Receivable	7,286	8,270
Investment in Joint Venture	40,095	43,862
Goodwill and Intangible Assets	153,449	70,218
Other Assets	27,835	22,271

	$1,114,847	$971,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Accounts Payable	$50,961	$52,359
Accrued Liabilities	56,315	55,665

Total Current Liabilities	107,276	108,024
Long-term Debt	400,000	200,000
Other Long-term Liabilities	84,342	—
Deferred Income Taxes	117,542	117,340

Total Liabilities	709,160	425,364

Stockholders’ Equity —
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,430,297 and 47,909,103 Shares, respectively.	434	479
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(1,368)	(850)
Retained Earnings	406,621	546,417

Total Stockholders’ Equity	405,687	546,046

	$1,114,847	$971,410

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended March 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$97,768	$202,664	$160,984
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity —
Depreciation, Depletion and Amortization	44,850	40,040	38,599
Deferred Income Tax Provision	1,414	(2,437)	888
Stock Compensation Expense	5,949	5,521	2,820
Equity in Earnings of Unconsolidated Joint Venture	(33,982)	(32,765)	(26,917)
Distributions from Joint Venture	37,750	29,000	27,250
Excess Tax Benefits from Share Based Payment Arrangements	(2,848)	(4,141)	(1,662)
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	15,521	8,305	(23,109)
Inventories	(19,809)	(11,109)	(4,317)
Accounts Payable and Accrued Liabilities	(10,658)	3,425	11,711
Other Assets	(3,508)	(3,037)	2,119
Income Taxes Payable	(27,695)	6,957	(120)

Net Cash Provided by Operating Activities	104,752	242,423	188,246

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(96,857)	(136,869)	(72,929)
Additional Investment in Joint Venture	—	(12,250)	—
Purchase of Illinois Cement 50% J.V. Interest	—	(3,000)	—

Net Cash Used in Investing Activities	(96,857)	(152,119)	(72,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess Tax Benefits from Share Based Payment Arrangements	2,848	4,141	1,662
Repayment of Note Payable	—	—	(30,800)
Proceeds from Long-term Debt	200,000	—	200,000
Repayment of Long-term Debt	—	—	(54,000)
Dividends Paid to Stockholders	(35,600)	(34,665)	(21,312)
Retirement of Common Stock	(176,895)	(100,376)	(165,335)
Proceeds from Stock Option Exercises	3,497	3,045	2,013

Net Cash Used in Financing Activities	(6,150)	(127,855)	(67,772)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,745	(37,551)	47,545

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,215	54,766	7,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,960	$17,215	$54,766

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

			Unamortized		Accumulated
		Capital in	Value of		Other
	Common	Excess of	Restricted	Retained	Comprehensive
	Stock	Par Value	Stock	Earnings	Losses	Total
Balance March 31, 2005	547	$—	$(557)	$487,220	$(1,842)	$485,368

Net Earnings	—	—	—	160,984	—	160,984
Stock Option Exercises	2	2,013	—	—	—	2,015
Tax Benefit-Stock Option Exercise	—	1,662	—	—	—	1,662
Dividends to Stockholders	—	—	—	(24,637)	—	(24,637)
Share Based Activity	—	3,687	9	—	—	3,696
Retirement of Common Stock	(46)	(7,362)	548	(157,928)	—	(164,788)
Accrued Pension Benefit Liability	—	—	—	—	438	438

Balance March 31, 2006	503	$—	$—	$465,639	$(1,404)	$464,738

Net Earnings	—	—	—	202,664	—	202,664
Stock Option Exercises	3	3,042	—	—	—	3,045
Tax Benefit-Stock Option Exercise	—	4,141	—	—	—	4,141
Dividends to Stockholders	—	—	—	(34,241)	—	(34,241)
Share Based Activity	—	5,521	—	—	—	5,521
Retirement of Common Stock	(27)	(12,704)	—	(87,645)	—	(100,376)
Accrued Pension Benefit Liability	—	—	—	—	142	142
Decrease in Unfunded Pension Liability	—	—	—	—	412	412

Balance March 31, 2007	479	$—	$—	$546,417	$(850)	$546,046

Net Earnings	—	—	—	97,768	—	97,768
Stock Option Exercises	3	3,494	—	—	—	3,497
Tax Benefit-Stock Option Exercise	—	2,848	—	—	—	2,848
Dividends to Stockholders	—	—	—	(35,900)	—	(35,900)
Share Based Activity	—	5,949	—	—	—	5,949
Retirement of Common Stock	(48)	(12,291)	—	(164,556)	—	(176,895)
Cumulative effect of the adoption of FIN 48	—	—	—	(37,108)	—	(37,108)
Increase in Unfunded Pension Liability					(518)	(518)

Balance March 31, 2008	$434	$—	$—	$406,621	$(1,368)	$405,687

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(A) Significant Accounting Policies
Basis of Presentation —
          The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (“EXP” or the “Company”), which may be referred to as “our”, “we”, or “us”. All intercompany balances and transactions have been eliminated. EXP is a holding company whose assets consist of its investments in its subsidiaries, joint ventures, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through EXP’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company L.P., which is located in Buda, Texas (the “Joint Venture”). Investments in Joint Ventures and affiliated companies owned 50% or less are accounted for using the equity method of accounting. The Equity in Earnings of Unconsolidated Joint Ventures has been included for the same period as our March 31 year end.
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
Cash and Cash Equivalents —
          Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.
Accounts and Notes Receivable —
          Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $3.7 million and $3.3 million at March 31, 2008 and 2007, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables. We have no significant credit risk concentration among our diversified customer base.
          The majority of notes receivable at March 31, 2008 bears interest at the prime rate plus 0.5%, and are payable in quarterly installments of $225 thousand, with any unpaid amounts, plus accrued interest, due on October 17, 2011. The notes are collateralized by certain assets of the borrower, namely property and equipment. The current portion of notes receivable was $1.1 million at both March 31, 2008 and 2007. The weighted-average interest rate at March 31, 2008 and 2007 was 5.8% and 8.5%, respectively.

Inventories —
          Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2008	2007
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$27,212	$22,286
Gypsum Wallboard	6,823	6,378
Finished Cement	11,894	12,640
Aggregates	11,229	5,321
Paperboard	5,677	3,392
Repair Parts and Supplies	32,233	25,300
Fuel and Coal	3,649	3,591

	$98,717	$78,908

Property, Plant and Equipment —
          Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $43.6 million, $38.8 million and $37.3 million for the years ended March 31, 2008, 2007 and 2006, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years
          We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2008 and 2007, management believes no events or circumstances indicate that the carrying value may not be recoverable.
Impairment or Disposal of Long-Lived Assets —
          We evaluate the recoverability of our long-lived assets and certain identifiable intangibles, such as permits and customer contracts, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets, such as plants, buildings and machinery and equipment, is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets —
          Goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Given the relative weakness in gypsum wallboard pricing, coupled with the slowdown in residential housing, we will perform an impairment test at the end of each quarter on our gypsum wallboard assets and related goodwill, unless we determine that impairment loss is not reasonably likely to occur.

	March 31, 2008
	Amortization		Accumulated
	Period	Cost	Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(636)	$664
Permits	40 years	22,000	(1,730)	20,270
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(2,366)	$153,449

	March 31, 2007
	Amortization		Accumulated
	Period	Cost	Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(549)	$751
Permits	40 years	22,000	(1,180)	20,820
Goodwill		48,647	—	48,647

Total intangible assets and goodwill		$71,947	$(1,729)	$70,218

          The increase in goodwill during fiscal 2008 is due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). See Note (E) for more detail regarding the adoption of this standard and the impact on the goodwill balance. Amortization expense of intangibles was $0.6 million for each of the years ended March 31, 2008, 2007 and 2006.
Other Assets —
          Other assets are primarily composed of prepaid assets, loan fees and financing costs, deferred expenses, and deposits.
Stock Repurchases —
          Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2008. We repurchased and retired 4,778,500, 2,706,791 and 4,547,163 shares of Common Stock at a cost of $176.9 million, $100.4 million and $165.3 million during the years ended March 31, 2008, 2007 and 2006, respectively.

Income Taxes —
          We provide for deferred taxes on the differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates. We also recognize future tax benefits such as operating loss carry forwards, as applicable, to the extent that realization of such benefits is more likely than not.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on April 1, 2007. See Note (E) for a discussion of the impact of FIN 48.
Revenue Recognition —
          Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.
          We classify our freight revenue as sales and freight costs as cost of goods sold, respectively. Approximately $101.7 million, $105.5 million and $112.0 million were classified as cost of goods sold in the years ended March 31, 2008, 2007 and 2006, respectively.
          Other net revenues include lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.
Comprehensive Income/Losses —
          A summary of comprehensive income for the fiscal years ended March 31, 2008, 2007 and 2006 is presented below:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)

Net Earnings	$97,768	$202,664	$160,984
Other Comprehensive Income , net of tax:
Actuarial loss, net of tax	(518)	—	—
Minimum Pension Liability Adjustments	—	142	438

Comprehensive Income	$97,250	$202,806	$161,422

          As of March 31, 2008, we have an accumulated other comprehensive loss of $1.4 million, which is net of income taxes of $0.7 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Statements of Consolidated Earnings — Supplemental Disclosures —
          Selling, general and administrative expenses of the operating units are included in costs and expenses of each segment. Corporate general and administrative (“G&A”) expenses include administration, financial, legal, employee benefits and other corporate activities and are shown separately in the consolidated statements of earnings. Corporate G&A also includes stock compensation expense. See Note (H) for more information.
          Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)

Operating Units Selling, G&A	$37,143	$38,936	$37,698
Corporate G&A	18,756	20,344	16,370

	$55,899	$59,280	$54,068

          Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred $58.2 million, $63.7 million and $58.5 million in the years ended March 31, 2008, 2007 and 2006, respectively.
Consolidated Cash Flows — Supplemental Disclosures —
          Interest payments made during the years ended March 31, 2008, 2007 and 2006 were $15.6 million, $11.5 million and $4.0 million, respectively.
          We made net payments of $73.5 million, $97.0 million and $76.7 million for federal and state income taxes in the years ended March 31, 2008, 2007 and 2006, respectively.
Earnings Per Share —

	For the Years Ended March 31,
	2008	2007	2006
Weighted-Average Shares of Common Stock Outstanding	45,557,094	49,090,010	52,599,080
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,341,693	1,492,045	1,816,865
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(820,276)	(866,624)	(1,142,793)
Restricted Shares	66,708	71,682	57,152

Weighted-Average Common and Common Equivalent Shares Outstanding	46,145,219	49,787,113	53,330,304

(1)	Includes unearned compensation related to outstanding stock options.
          There were 1,631,037 and 144,807 stock options at an average exercise price of $47.11 and $49.73 that were excluded from the computation of diluted earnings per share for the years ended March 31, 2008 and 2007, respectively. There were no anti-dilutive options for the year ended March 31, 2006.
Accounting For Stock-Based Compensation —
          Share Based Payments. Effective April 1, 2005, we adopted SFAS 123R, “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2005 and are subsequently modified or cancelled.

New Accounting Standards —
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in the year of adoption, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, except for a one year deferral for non-financial assets and liabilities, measured at fair value, of a non-recurring nature. We adopted SFAS 157 effective April 1, 2008, and plan to adopt the non-financial assets and liabilities aspects one year later. We do not expect it to have a material effect on our results of operations or financial condition.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are still considering the impact of SFAS 159 on our financial statements and have not yet decided whether to elect the fair value option.
(B) Property, Plant and Equipment
          Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2008	2007
	(dollars in thousands)
Land and Quarries	$62,940	$62,282
Plants	928,175	766,172
Buildings, Machinery and Equipment	74,591	71,260
Construction in Progress	14,036	87,107

	1,079,742	986,821
Accumulated Depreciation	(374,186)	(333,641)

	$705,556	$653,180

          Construction in progress relates primarily to our construction of the gypsum wallboard facility in Georgetown, South Carolina which began during May 2006 and was completed during December 2007.

(C) Accrued Expenses
          Accrued expenses at March 31, 2008 and 2007 consist of the following:

	March 31,
	2008	2007
	(dollars in thousands)
Payroll and Incentive Compensation	$15,372	$20,829
Benefits	10,979	12,831
Interest	10,391	4,046
Insurance	5,673	5,582
Other	13,900	12,377

	$56,315	$55,665

(D) Indebtedness
          Long-term Debt is set forth below:

	March 31,
	2008	2007
	(dollars in thousands)
Senior Notes	$400,000	$200,000
Less Current Maturities	—	—

Total Long-term Debt	$400,000	$200,000

          The weighted-average interest rate of Senior Notes during fiscal 2008 and 2007 was 5.7% and 5.4%, respectively. The weighted average interest rate of Senior Notes at March 31, 2008 and 2007 was 5.9% and 5.4%, respectively.
          The weighted-average interest rate of bank debt borrowings during fiscal 2008, 2007 and 2006 was 6.9%, 0% and 4.2%, respectively. The interest rate on the bank debt was 0% at March 31, 2008 and 2007.
          We have no long-term debt maturities in fiscal years 2009, 2010, 2011 and 2012. We have debt maturities of $40.0 million in fiscal 2013 and the remaining $360.0 million matures in years after 2013.
Senior Notes —
          We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005, as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$40 million	November 15, 2012	5.25%
Tranche B	$80 million	November 15, 2015	5.38%
Tranche C	$80 million	November 15, 2017	5.48%
          Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

          We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007, as follows:

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
          Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2008 and throughout the fiscal year.
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
Bank Debt —
          We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2008 the Company had $342.7 million of borrowings available under the Bank Credit Facility.
          The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2007, we had $7.3 million of letters of credit outstanding.
(E) Income Taxes
          The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Current Provision —
Federal	$39,468	$96,686	$73,341
State	5,734	7,375	5,853

	45,202	104,061	79,194

Deferred Provision —
Federal	(4,081)	(3,769)	630
State	5,495	1,332	258

	1,414	(2,437)	888

Provision for Income Taxes	$46,616	$101,624	$80,082

          The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Earnings Before Income Taxes	$144,384	$304,288	$241,066

Income Taxes at Statutory Rate	$50,534	$106,501	$84,373
Increases (Decreases) in Tax Resulting from —
State Income Taxes, net	7,299	5,316	3,972
Statutory Depletion in Excess of Cost	(9,420)	(8,338)	(4,544)
Domestic Production Activities Deduction	(2,558)	(2,799)	(2,281)
Other	761	944	(1,438)

Provision for Income Taxes	$46,616	$101,624	$80,082

Effective Tax Rate	32%	33%	33%

          The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$6,088	$1,696	$3,458
Bad Debts	(288)	174	90
Uniform Capitalization	(464)	177	(80)
Accrual Changes	(1,849)	(2,211)	(666)
Other	(2,073)	(2,273)	(1,914)

	$1,414	$(2,437)	$888

          Components of deferred income taxes are as follows:

	March 31,
	2008	2007
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities —
Excess Tax Depreciation and Amortization	$140,475	$135,320
Other	—	1,948

	140,475	137,268

Items Giving Rise to Deferred Tax Assets —
Accrual Changes	(19,400)	(17,551)
Bad Debts	(2,233)	(1,945)
Uniform Capitalization	(896)	(432)
Other	(404)	—

	(22,933)	(19,928)

Net Deferred Income Tax Liability	$117,542	$117,340

Uncertain tax positions —
          We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore the ultimate outcome of these challenges is many times uncertain.
          Through March 31, 2007, in accordance with prior standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated. As of March 31, 2007, we had tax reserves of $3.6 million which were recorded primarily as an increase to non-current deferred tax liabilities.
          Effective April 1, 2007, we adopted the provisions of FIN 48, which differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements.

          As a result of adopting FIN 48, we increased the tax reserves by $84.8 million, from $3.6 million to $88.4 million as of April 1, 2007, with the corresponding offset representing an increase in goodwill. As a result of the $84.8 million increase in the liability for uncertain tax positions, we recorded a $37.1 million increase in the amount of accrued interest expense as of April 1, 2007, of which $18.2 million was recorded in Accrued Liabilities and the remaining amount of $18.9 million was recorded in Other Long-term Liabilities. Our policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as a component of net interest expense.
          The increase in accrued interest expense resulted in a decrease to the April 1, 2007, balance of retained earnings.
          The following table summarizes the changes in the total amounts of uncertain tax positions for 2008 (dollars in thousands):

Balance at April 1, 2007 upon adoption of FIN 48	$88,401
Additions based on tax positions related to the current year	600
Reductions for tax positions of prior years	(5,133)

Balance at March 31, 2008	$83,868

Accrued interest recognized during the year ended March 31, 2008	$7,626

          None of the $83.9 million liability for uncertain tax positions as of March 31, 2008, if recognized, would impact the effective tax rate. If these tax positions were recognized, other long-term liabilities would be reduced by $56.2 million, and we would receive a refund of $27.6 million related to taxes paid during fiscal 2008 (see Note (G) for more information). Additionally, we would reduce other long-term liabilities by $26.6 million for accrued interest and penalties on the uncertain tax positions.
          As of March 31, 2008, we may be assessed additional federal and state income taxes for 2001 and following years. We have filed an administrative appeal with the IRS for the 2001 through 2003 examination years. Returns for the years 2004 through 2006 are currently under audit by the IRS. We can not predict if the appeals proceeding or the audit will be completed within the next twelve months.
          We currently are unable to estimate the range of possible increase or decrease in uncertain tax positions that may occur within the next twelve months from the eventual outcome of the years currently under audit or appeal, and therefore can not anticipate whether such outcome will result in a material change to our financial position or results of operations.
(F) Business Segments
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
          As further discussed below, we operate five gypsum wallboard plants, four gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, eleven cement distribution terminals, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.
          We conduct one of our four cement plant operations, Texas Lehigh Cement Company LP in Buda, Texas, through a Joint Venture. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is consistent with the way management reports the segments within the Company for making operating decisions and assessing performance.
          The Company accounts for intersegment sales at market prices. The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Revenues —
Gypsum Wallboard	$342,550	$511,615	$479,134
Cement	345,223	321,852	285,289
Paperboard	133,395	127,545	133,482
Concrete and Aggregates	87,640	97,323	89,778
Other, net	1,530	4,547	2,279

	910,338	1,062,882	989,962
Less: Intersegment Revenues	(63,645)	(63,959)	(65,096)
Less: Joint Venture Revenues	(97,140)	(76,522)	(65,164)

	$749,553	$922,401	$859,702

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Intersegment Revenues —
Cement	$9,054	$9,614	$6,146
Paperboard	53,545	52,883	57,546
Concrete and Aggregates	1,046	1,462	1,404

	$63,645	$63,959	$65,096

Cement Sales Volumes (M tons) —
Wholly-Owned	2,377	2,388	2,381
Joint Ventures	1,048	846	819

	3,425	3,234	3,200

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Operating Earnings (Loss) —
Gypsum Wallboard	$45,954	$198,085	$154,227
Cement	106,633	92,182	78,311
Paperboard	17,022	18,998	20,087
Concrete and Aggregates	13,075	16,249	9,613
Other, net	1,530	4,547	1,539

Sub-Total	184,214	330,061	263,777
Corporate General and Administrative	(18,756)	(20,344)	(16,370)

Earnings Before Interest and Income Taxes	165,458	309,717	247,407
Interest Expense, net	(21,074)	(5,429)	(6,341)

Earnings Before Income Taxes	$144,384	$304,288	$241,066

Cement Operating Earnings —
Wholly-Owned	$72,651	$59,417	$51,394
Joint Ventures	33,982	32,765	26,917

	$106,633	$92,182	$78,311

Identifiable Assets (1) —
Gypsum Wallboard	$516,706	$392,377	$335,985
Cement	320,869	309,974	257,976
Paperboard	174,071	171,735	179,776
Concrete and Aggregates	62,410	61,181	46,799
Corporate and Other	40,791	36,143	68,380

	$1,114,847	971,410	$888,916

Capital Expenditures (1) —
Gypsum Wallboard	$71,186	$86,946	$3,271
Cement	18,986	30,209	48,175
Paperboard	2,728	5,875	4,936
Concrete and Aggregates	3,820	13,737	11,110
Other, net	137	102	5,437

	$96,857	136,869	$72,929

Depreciation, Depletion and Amortization(1)
Gypsum Wallboard	$18,436	$16,622	$16,755
Cement	13,061	10,889	9,955
Paperboard	8,524	8,326	8,075
Concrete and Aggregates	4,021	3,345	2,986
Other, net	808	858	828

	$44,850	$40,040	$38,599

(1)	Basis conforms with equity method accounting.

          Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets. The segment breakdown of goodwill at March 31, 2008 and 2007 is as follows:

	For the Years Ended March 31,
	2008	2007
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	37,842
Paperboard	7,538	2,446

	$132,515	$48,647

          The increase in goodwill is related to the adoption of FIN 48. See Note (E) for more details.
          Combined summarized financial information for the Joint Venture that is not consolidated is set out below (this combined summarized financial information includes the total combined amounts for the Joint Venture and not the Company’s 50% interest in those amounts).

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Revenues	$204,309	$163,267	$138,331
Gross Margin	$73,018	$64,702	$57,637
Earnings Before Income Taxes	$67,965	$65,530	$53,833

	March 31,
	2008	2007
	(dollars in thousands)
Current Assets	$47,632	$48,826
Non-Current Assets	$45,964	$49,991
Current Liabilities	$14,369	$12,039
          During September 2006, Texas Lehigh Cement Company purchased a minority interest in Houston Cement Company, an importer of cement into the Houston, Texas market. We invested an additional $12.3 million in Texas Lehigh Cement Company to fund its share of the investment in Houston Cement Company.
(G) Commitments and Contingencies
          We have various litigation, commitments and contingencies in the ordinary course of business. Management believes that none of the litigation in which it or any subsidiary is currently involved is likely to have a material adverse effect on our consolidated financial condition or results of operations.

          Our operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. We carefully consider the requirements mandated by such laws and regulations and have procedures in place at all of our operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability. Although management is not aware of any exposures which would require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims or other liabilities associated with these regulations.
          The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. The IRS issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”).
          If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by us of approximately $27.6 million, plus penalties of $5.7 million and applicable interest. Moreover, for taxable years subsequent to fiscal 2003, we also claimed depreciation deductions with respect to the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes of approximately $37.0 million, plus applicable interest and possible civil penalties, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $7.5 million would be owed by us for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained. The IRS examination of federal income tax returns for fiscal years ended March 31, 2004, 2005 and 2006 is currently in process. See Note (E) for more information on the potential impact of open tax years.
          On December 7, 2007, we filed an administrative appeal of the IRS’s proposed adjustments. The Company intends to vigorously pursue the appeal and, if necessary, resort to the courts for a final determination.
          We paid the IRS approximately $45.8 million during November 2007, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest, to avoid additional imposition of the large corporate tax underpayment interest rates. In the event we reach a settlement with the IRS through the appeals process or in the courts, we will reverse any accrued interest and penalties in excess of the negotiated settlement through the consolidated Statement of Earnings. In the event we are unable to reach a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment in court. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.
          We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements to secure funding obligation on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2008, we had contingent liabilities under these outstanding letters of credit of approximately $7.3 million.

          The following table compares insurance accruals and payments for our operations:

	For the Years Ended March 31,
	2008	2007
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,582	$5,456
Insurance Expense Accrued	3,407	3,331
Payments	(3,316)	(3,205)

Accrual Balance at End of Period	$5,673	$5,582

          We are currently contingently liable for performance under $7.7 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.
          In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, construction contractor and other commercial contractual relationships; and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. We currently have no outstanding guarantees of third party debt.
          Our paperboard operation, Republic Paperboard Company LLC (“Republic”), is a party to a long-term paper supply agreement with St. Gobain pursuant to which Republic is obligated to sell to St. Gobain 95% of the gypsum-grade recycled paperboard requirements for three of St. Gobain’s wallboard plants. This comprises approximately 35% to 40% of Republic’s annual output of gypsum-grade recycled paperboard.
          We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2008, 2007 and 2006 totaled $2.2 million, $2.2 million and $2.4 million, respectively. Minimum annual rental commitments as of March 31, 2008, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Total

2009	$1,386
2010	$1,042
2011	$741
2012	$152
2013	$67
Thereafter	$9,595

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
Long-Term Compensation Plans —
          Options. The Company granted a target number of stock options in the first quarter of fiscal 2008 to certain employees (the “Fiscal 2008 Employee Stock Option Grant”) that may be earned, in whole or in part, if certain performance conditions are satisfied. The Fiscal 2008 Employee Stock Option Grant is intended to be a single award covering the next three years, and will vest over a seven year period depending upon the achievement of specified levels of earnings per share and operating earnings. Options are vested as they are earned, and any options not earned at the end of the seven year period will be forfeited. In August 2007, we granted options to members of the Board of Directors. Such options vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years.
          During the second quarter of fiscal 2007, we granted a target number of stock options to certain individuals that are earned, in whole or in part, by meeting certain performance conditions related to both financial and operational performance during the respective fiscal year. At the end of a fiscal year, one-third of the options granted during that year that are earned based on the achievement of certain performance criteria became immediately vested, with the remaining options vesting ratably on March 31 of the two succeeding years. The Company is expensing the fair value of the options granted over a three year period, as adjusted for forfeitures.
          All stock options issued during fiscal 2008 and 2007 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2008 and 2007 are as follows:

	2008	2007
Dividend Yield	2.0%	1.2%
Expected Volatility	32.0%	30.0%
Risk Free Interest Rate	4.7%	4.93%
Expected Life	5.5 years	9 years

          For the years ended March 31, 2008, 2007 and 2006, we expensed approximately $5.4 million, $3.9 million and $1.9 million, respectively. At March 31, 2008, there was approximately $13.2 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.6 years.
          The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Options at Beginning of Year	1,636,852	$19.07	1,816,865	$15.74	1,755,357	$12.57
Granted	1,457,148	$47.12	150,364	$49.16	346,191	$30.84
Exercised	(281,033)	$12.44	(263,489)	$11.55	(175,156)	$11.49
Cancelled	(25,920)	$34.11	(66,888)	$25.78	(109,527)	$19.76

Outstanding Options at End of Year	2,787,047	$34.26	1,636,852	$19.07	1,816,865	$15.74

Options Exercisable at End of Year	1,325,176		1,366,744		1,225,955

Weighted Average Fair Value of Options Granted during the Year		$14.38		$21.88		$8.88
          The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Outstanding	Price
$6.80 — $8.15	257,224	2.70	$7.51	257,224	$7.51
$9.57 — $13.43	486,756	4.18	$11.85	486,756	$11.85
$21.52 — $29.08	361,060	5.45	$25.44	355,060	$25.49
$34.09 — $40.78	255,670	4.74	$38.44	192,770	$38.52
$47.53 — $62.83	1,426,337	6.33	$48.20	33,366	$62.83

	2,787,047	5.36	$34.26	1,325,176	$19.83

          As of March 31, 2008 the aggregate intrinsic value of stock options outstanding was approximately $3.6 million. The aggregate intrinsic value of exercisable stock options at that date was approximately $20.8 million.
          During the year ended March 31, 2008, the total intrinsic value of options exercised was approximately $7.6 million.

          Restricted Stock Units. During fiscal 2007, we granted 47,979 shares of restricted stock units to employees and directors during the first and second quarter of which 24,714 were ultimately earned. The ultimate number of restricted stock units earned from the grant was based on the achievement of certain criteria during the fiscal year, similar to the stock option grants described above. Unearned shares were treated as forfeitures. The value of the shares granted is being amortized over three to ten year periods. Expense related to restricted stock units was $0.5 million, $1.4 million and $0.9 million in fiscal years 2008, 2007 and 2006, respectively. At March 31, 2008 there was approximately $0.8 million of unrecognized compensation cost from restricted stock units that will be recognized over a weighted-average period of 4.8 years.
          Shares available for future stock option and restricted stock unit grants were 1,193,030 at March 31, 2008.
(I) Fair Value of Financial Instruments
          The fair value of our long-term debt has been estimated based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of our Senior Notes at March 31, 2008 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$37,908
Series 2005A Tranche B	70,626
Series 2005A Tranche C	66,535
Series 2007A Tranche A	19,113
Series 2007A Tranche B	46,333
Series 2007A Tranche C	63,685
Series 2007A Tranche D	53,247
          All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities.
(J) Pension and Profit Sharing Plans
          We have several defined benefit and defined contribution retirement plans which together cover substantially all of its employees. We are not a party to any multi-employer pension plan. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment. Our funding policy is to generally contribute amounts that are deductible for income tax purposes.
          The annual measurement date is March 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plans.

          The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2008 and a statement of the funded status as of March 31, 2008 and 2007:

	For the Years Ended March 31,
	2008	2007
	(dollars in thousands)

Reconciliation of Benefit Obligations —

Benefit Obligation at April 1,	$15,089	$13,931
Service Cost — Benefits Earned During the Period	533	515
Interest Cost on Projected Benefit Obligation	898	836
Plan Amendments	—	95
Actuarial (Gain) Loss	137	144
Benefits Paid	(470)	(432)

Benefit Obligation at March 31,	16,187	15,089

Reconciliation of Fair Value of Plan Assets —
Fair Value of Plan Assets at April 1,	13,781	12,246
Actual Return on Plan Assets	(523)	1,151
Employer Contributions	1,294	816
Benefits Paid	(470)	(432)

Fair Value of Plans at March 31,	14,082	13,781

Funded Status —
Funded Status at March 31,	$(2,105)	$(1,308)

Amounts Recognized in the Balance Sheet Consist of —
Accrued Benefit Liability	$(2,105)	$(1,308)
Accumulated Other Comprehensive Income	2,105	1,308

Net Amount Recognized	$—	$—

          Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2008	2007
	(dollars in thousands)

Projected Benefit Obligation	$16,187	$15,089
Accumulated Benefit Obligation	$15,961	$14,809
Fair Value of Plan Assets	$14,082	$13,781

          Net periodic pension cost for the fiscal years ended March 31, 2008, 2007 and 2006, included the following components:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Service Cost — Benefits Earned During the Period	$533	$515	$497
Interest Cost of Projected Benefit Obligation	898	836	767
Expected Return on Plan Assets	(1,120)	(979)	(842)
Recognized Net Actuarial Loss	130	155	241
Amortization of Prior-Service Cost	147	150	139

Net Periodic Pension Cost	$588	$677	$802

          The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2008	2007	2006
Net Periodic Benefit Costs —
Discount Rate	6.0%	6.0%	5.8%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	3.5%	3.5%	3.5%

	March 31,
	2008	2007
Benefit Obligations —
Discount Rate	6.0%	6.0%
Rate of Compensation Increase	3.5%	3.5%
          The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of the expected long-term management approach employed by us, and a return premium was added to the weighted-average benchmark portfolio return.
          The pension plans’ weighted-average asset allocation at March 31, 2008 and 2007 and the range of target allocation are as follows:

	Range of	Percentage of Plan
	Target	Assets at March 31,
	Allocation	2008	2007

Asset Category —
Equity Securities	40 — 60%	70%	70%
Debt Securities	35 — 60%	30%	30%
Other	0 — 5%	—	—

Total		100%	100%

          Our pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense and funded status.
          The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. We also employ an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks. None of the plans hold any EXP stock.
          We do not expect to contribute to our defined benefit plans during fiscal 2009.
          We also provide a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions at all times. Employees become fully vested in our contributions over a seven year period for contributions made prior to 2007, and over a six year period for contributions made beginning in 2007. Costs relating to the employer discretionary contributions for the Company’s defined contribution plan totaled $3.0 million, $3.1 million and $2.6 million in fiscal years 2008, 2007 and 2006, respectively.
          Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, the Company made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2008, 2007 and 2006.
(K) Agreements with Centex Corporation
          On January 30, 2004, the Spin-off of all of our shares owned by Centex was completed. At the time of the Spin-off, we entered into the following agreements with Centex:
          Administrative Services: In connection with the January 2004 Spin-off from Centex, we entered into an amended and restated administrative services agreement with Centex Service Company (“CSC”) that amended and restated a similar agreement with Centex entered into in 1994. We paid CSC a fee of $16,750 per month for such services and reimbursed CSC for its out-of-pocket expenses incurred in connection with the performance of such services. The administrative services agreement expired on December 31, 2005.
          Intellectual Property: Under the terms of the intellectual property agreement, Centex granted to us an exclusive, perpetual and royalty-free license to use all trademarks held by Centex which relate primarily or exclusively to our business. We purchased all trademarks previously licensed under this agreement during fiscal 2007.
          Tax Matters: In connection with the Spin-off from Centex, we agreed to certain undertakings, including that, for a period of two years after the date of the distribution of Common Stock by Centex, we will maintain its status as a company engaged in the active conduct of a trade or business, and will take no action to facilitate certain acquisitions of our stock. In addition, under Section 335(e) of the Internal Revenue Code, the distribution will be taxable to Centex if the distribution is part of a plan or series of related transactions pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest, based on either vote or value, in Centex or us. Acquisitions that occur during the period beginning two years before the distribution and ending two years after the distribution are subject to a rebuttable presumption that they are part of such a plan. If Centex becomes subject to tax under Section 355(e), its tax liability will be based upon the difference between the fair market value of the shares of Common Stock at the time of the distribution and its adjusted basis in such stock at that time and this tax liability will be a significant amount.
          If we fail to comply with any such undertakings, or takes any other action or fail to take any other required action, and that failure to comply, action or omission contributes to a determination that the distribution fails to qualify as a tax free distribution, we will be required to indemnify Centex and the other members of the Centex group for all federal, state and local taxes, including any interest, penalty or additions to tax, incurred or imposed upon Centex or any other members of the Centex group and for any established tax liabilities of Centex stockholders resulting from the distribution.
(L) Net Interest Expense
          The following components are included in interest expense, net:

	For the Years Ended March 31,
	2008	2007	2006
	(dollars in thousands)
Interest Income	$(1,075)	$(2,282)	$(898)
Interest Expense	26,477	11,278	7,747
Interest Capitalized	(4,788)	(3,998)	(1,051)
Other Expenses	460	431	543

Interest Expense, net	$21,074	$5,429	$6,341

          Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense primarily include interest associated with the Bank Credit Facility, the Receivables Securitization Facility, the Senior Notes, commitment fees based on the unused portion of Bank Credit Facility and the unrecognized tax benefits in accordance with FIN 48. Other expenses include amortization of debt issue costs and costs associated with the Bank Credit Facility, the Senior Notes and the Receivables Securitization Facility. Capitalized interest relates to the modernization of our Illinois Cement facility during fiscal years 2006 and 2007 and our construction of a gypsum wallboard facility in Georgetown, South Carolina. during fiscal years 2007 and 2008 and was calculated by applying our average borrowing rate to the average balance of our construction in progress account. We ceased capitalizing interest upon the start-up of the plants.
(M) Hedging Activities
          We do not use derivative financial instruments for trading purposes, but have utilized them in the past to convert a portion of our variable-rate debt to fixed-rate debt and to manage our fixed to variable-rate debt ratio. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

(N) Stockholders’ Equity
          On January 8, 2004, our stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of capital stock that we may issue from 50,000,000 shares of common stock and 2,000,000 shares of preferred stock to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The amendment to the Certificate of Incorporation became effective on January 30, 2004. Our Board of Directors designated 40,000 shares of preferred stock for use in connection with the Rights Agreement discussed below.
          Effective February 2, 2004, we entered into a Rights Agreement as amended and restated on April 11, 2006 (as amended and restated, “Rights Agreement”) that was approved by stockholders at the Special Meeting of Stockholders held on January 8, 2004. In connection with the Rights Agreement, the Board authorized and declared a dividend of one right per share of common stock (the “Common Stock”). The Rights entitle our stockholders to purchase Common Stock (the “Rights”) in the event certain efforts are made to acquire control of the Company. There are no separate certificates or market for the Rights.
          The Rights are represented by and trade with our Common Stock. The Rights will separate from the Common Stock upon the earlier of: (1) a public announcement that a person has acquired beneficial ownership of shares of Common Stock representing in the aggregate 15% or more of the total number of votes entitled to be cast generally by the holders of Common Stock then outstanding, or (2) the commencement of a tender or exchange offer that would result in a person beneficially owning shares of Common Stock representing in the aggregate 15% or more of the total number of votes entitled to be cast generally by the holders of Common Stock then outstanding. Should either of these conditions be met and the Rights become exercisable, each Right will entitle the holder to buy 1/1,000th of a share of our Preferred Stock at an exercise price of $140.00. Each 1/1,000th of a share of the Preferred Stock will essentially be the economic equivalent of three shares of Common Stock.
          Under certain circumstances, the Rights entitle the holders to buy our stock or shares of the acquirer’s stock at a 50% discount. The Rights may be redeemed by us for $0.001 per Right at any time prior to the first public announcement of the acquisition of beneficial ownership of shares of Common Stock representing 15% or more of the total number of votes entitled to be cast generally by the holders of Common Stock then outstanding. If not redeemed, the Rights will expire on January 7, 2014.

(O) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2008	2008
	As reported	As adjusted	2007
	(dollars in thousands, except per share data)

First Quarter —
Revenues	$221,237	$221,237	$259,974
Earnings Before Income Taxes	57,463	55,716	89,756
Net Earnings	38,702	37,525	59,092
Diluted Earnings Per Share	0.80	0.77	1.16
Second Quarter —
Revenues	210,463	210,463	256,468
Earnings Before Income Taxes	50,361	50,011	99,192
Net Earnings	34,779	34,538	66,095
Diluted Earnings Per Share	0.73	0.73	1.32
Third Quarter —
Revenues	173,005	173,005	214,179
Earnings Before Income Taxes	31,954	32,074	61,351
Net Earnings	22,375	22,459	40,917
Diluted Earnings Per Share	0.50	0.50	0.83
Fourth Quarter —
Revenues	144,848		191,780
Earnings Before Income Taxes	6,583		53,989
Net Earnings	3,246		36,560
Diluted Earnings Per Share	$0.07		$0.75
          During the fourth quarter of fiscal 2008, we noted that certain accruals had not been recorded in the appropriate periods during the first and second quarters of fiscal 2008. Accordingly, we have adjusted our quarterly results above to reflect the recording of these accruals in the proper periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Eagle Materials Inc.:
          We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.
          As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for post-retirement benefits and income tax uncertainties effective March 31, 2007 and April 1, 2007, respectively.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
May 27, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.
          During the Company’s fourth quarter, there were no significant changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

          Based on its assessment using the COSO criteria, management believes that the Company maintained, in all material respects, effective internal control over financial reporting, as of March 31, 2008.
          The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which immediately follows this report.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Eagle Materials Inc.
          We have audited Eagle Materials Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2008 of Eagle Materials Inc. and our report dated May 27, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
May 27, 2008
ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 6, 2008 Annual Meeting of Stockholders (the “2008 EXP Proxy Statement”):

Items	Caption in the 2008 EXP Proxy Statement

10	Named Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership — Code of Conduct
11	Executive Compensation
12	Stock Ownership
13	Certain Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants
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
ITEM 11. EXECUTIVE COMPENSATION
          See Item 10 above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
          See Item 10 above.

EQUITY COMPENSATION PLANS
          The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2008. Our equity compensation plans have been approved by the Company’s shareholders.

Number of securities
remaining available
		Number of		for future issuance
		securities to be	Weighted average	under equity
		issued upon	exercise price of	compensation plans
		exercise of	outstanding	excluding securities
		outstanding	options, warrants	reflected in
		options, warrants	and rights	column (a)
Plan Category	Incentive Plan	and rights (a)	(b)	(c)
Equity compensation plans approved by stockholders	2004	2,787,047	$34.26	1,193,030
Equity compensation plans not approved by shareholders		—	—	—

		2,787,047	$34.26	1,193,030

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

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 77 — 80 of this Report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 29, 2008	/s/ STEVEN R. ROWLEY
Steven R. Rowley, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 29, 2008	/s/ STEVEN R. ROWLEY
Steven R. Rowley
Chief Executive Officer

May 29, 2008	/s/ ARTHUR R. ZUNKER, JR.
Arthur R. Zunker, Jr., Senior Vice President —
Chief Financial Officer and Treasurer (principal financial and accounting officer)

May 29, 2008	/s/ F. WILLIAM BARNETT
F. William Barnett, Director

May 29, 2008	/s/ ROBERT L. CLARKE
Robert L. Clarke, Director

May 29, 2008	/s/ O. GREG DAGNAN
O. Greg Dagnan, Director

May 29, 2008	/s/ LAURENCE E. HIRSCH
Laurence E. Hirsch, Director

May 29, 2008	/s/ FRANK W. MARESH
Frank W. Maresh, Director

May 29, 2008	/s/ MICHAEL R. NICOLAIS
Michael R. Nicolais, Director

May 29, 2008	/s/ DAVID W. QUINN
David W. Quinn, Director

May 29, 2008	/s/ RICHARD R. STEWART
Richard R. Stewart, Director

INDEX TO EXHIBITS
EAGLE MATERIALS INC.
AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and PNC Bank, N.A. as Co-Syndication Agents, and Sun Trust Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Commission on February 6, 2006 and incorporated herein by reference.

4.2	Seventh Amendment to the Amended and Restated Credit Agreement dated August 31, 2007, among Eagle Materials Inc. and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Branch Banking and Trust Company, as co-syndication agents and Wells Fargo Bank N.A. and Union Bank of California, N.A., as co-documentation agents filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2007 and incorporated herein by reference.

4.3	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.4	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.5	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on April 11, 2006 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

10.1	Joint Venture Interest Purchase Agreement, dated as of November 28, 2004, by and among Eagle ICC LLC, Texas Cement Company and RAAM Limited Partnership filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2 (a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3*	The Eagle Materials Inc. Incentive Plan, as amended and restated.

10.3 (a)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3 (b)	Form of Non-Qualified Stock Option Agreement (EBIT) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3 (c)	Form of Non-Qualified Stock Option Agreement (ROE) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3 (d)	Form of Non-Qualified Director Stock Option Agreement filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(e)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(f)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(g)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(h)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(i)	Form of Restricted Stock Unit Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(j)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

Exhibit
Number	Description of Exhibits

10.3(k)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3(l)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference).(1)

10.3(m)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference).(1)

10.3(n)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference). (1)

10.3(o)	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference).(1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 , filed with the Commission on June 21, 2000 and incorporated herein by reference.(1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm — Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description of Exhibits

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.