Form 10-K/A
period 2008-03-31
EAGLE MATERIALS INC
filed 2008-06-27
CIK 918646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     Eagle Materials Inc. (“the Company” or “EXP” which may be referred to as “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, pursuant to Rule 3-09 of Regulation S-X under the Securities and Exchange Act of 1934, the financial statements and related notes of Texas Lehigh Cement Company LP (“Texas Lehigh”), a joint venture engaged in the manufacture and sale of cement. We own a 50% interest in Texas Lehigh and account for our interest using the equity method of accounting.
     S-X Rule 3-09 requires that the Company separately file financial statements within 90 days of the end of its fiscal year for any subsidiary meeting the significant subsidiary tests set forth in S-X Rule 1-02(w) (substituting 20% for 10% when assessing the tests). Texas Lehigh met this significant subsidiary test at the 20% level for calendar year 2007. Accordingly, we have included the audited financial statements of Texas Lehigh for this period.
     This Amendment No. 1 does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Annual Report.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     The following financial statements, schedules and exhibits are filed as part of this report:
(a)	1.	Financial Statements
(i) Reference is made to the Index to Financial Statements under Item 8 in Part II of the Form 10-K, filed on May 29, 2008, where these documents are listed.

(ii) The following financial statements of Texas Lehigh Cement Company LP are included on pages A-1 through A-14 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Report of Independent Auditors Balance Sheets at December 31, 2007 and 2006 Statements of Operations for the years ended December 31, 2007 and 2006 Statements of Changes in Partners’ Capital for the years ended December 31, 2007 and 2006 Statements of Cash Flows for the years ended December 31, 2007 and 2006 Notes to Financial Statements

2.	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) (i) and (ii) of this Item 15.

3.	Exhibits

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and PNC Bank, N.A. as Co-Syndication Agents, and Sun Trust Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Commission on February 6, 2006 and incorporated herein by reference.

4.2	Seventh Amendment to the Amended and Restated Credit Agreement dated August 31, 2007, among Eagle Materials Inc. and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Branch Banking and Trust Company, as co-syndication agents and Wells Fargo Bank N.A. and Union Bank of California, N.A., as co-documentation agents filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2007 and incorporated herein by reference.

4.3	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

4.4	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.5	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.1	Joint Venture Interest Purchase Agreement, dated as of November 28, 2004, by and among Eagle ICC LLC, Texas Cement Company and RAAM Limited Partnership filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2 (a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3*	The Eagle Materials Inc. Incentive Plan, as amended and restated.

10.3 (a)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3 (b)	Form of Non-Qualified Stock Option Agreement (EBIT) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3 (c)	Form of Non-Qualified Stock Option Agreement (ROE) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3 (d)	Form of Non-Qualified Director Stock Option Agreement filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(e)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(f)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(g)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

Exhibit
Number	Description of Exhibits

10.3(h)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(i)	Form of Restricted Stock Unit Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(j)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(k)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3(l)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference).(1)

10.3(m)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference).(1)

10.3(n)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference). (1)

10.3(o)	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2008 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2007, and incorporated herein by reference).(1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 , filed with the Commission on June 21, 2000 and incorporated herein by reference.(1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and

Exhibit
Number	Description of Exhibits

incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1**	Consent of Registered Independent Public Accounting Firm — Ernst & Young LLP.

31.1**	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as part of the Registrant’s Form 10-K for the fiscal year ended March 31, 2008, filed with the Commission on May 29, 2008.

**	Submitted electronically herewith.

(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC. Registrant
June 27, 2008	/s/ STEVEN R. ROWLEY
Steven R. Rowley, Chief Executive Officer

Texas Lehigh Cement Company LP
Financial Statements
Years ended December 31, 2007 and 2006

Report of Independent Auditors
The Management Committee
Texas Lehigh Cement Company LP
We have audited the accompanying balance sheet of Texas Lehigh Cement Company LP (a Texas limited partnership) as of December 31, 2007 and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S generally accepted accounting principles.
The accompanying financial statements as of and for the year ended December 31, 2006 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ ERNST & YOUNG LLP
Dallas, Texas
June 26, 2008

Texas Lehigh Cement Company LP
Balance Sheets

	December 31,
	2007	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,459,143	$8,842,477
Receivables:
Trade accounts receivable, net of allowance for doubtful accounts and discounts of $833,164 and $507,772	23,365,016	19,135,513
Inventories:
Cement	2,426,366	3,181,560
Raw materials and materials-in-process	2,097,797	2,716,221
Parts and supplies	9,330,565	10,357,751

	13,854,728	16,255,532

Prepaid assets	815,484	972,602

Total current assets	45,494,371	45,206,124

Property, plant, and equipment:
Land, including quarry	3,752,219	3,752,219
Cement plant	103,564,175	103,480,612
Mobile equipment and other	5,036,352	4,911,200
Furniture and fixtures	499,093	508,294
Construction-in-progress	77,413	89,535

	112,929,252	112,741,860
Less accumulated depreciation and depletion	(91,195,014)	(86,750,195)

	21,734,238	25,991,665

Investment in joint venture	24,497,408	24,560,536
Note receivable	826,114	837,883

Total assets	$92,552,131	$96,596,208

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$7,806,355	$6,066,308
Accrued liabilities	7,236,184	5,956,225
Due to affiliates	139,670	134,663

Total liabilities	15,182,209	12,157,196

Commitments and contingencies	—	—

Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	77,370	84,439
Lehigh Portland Holdings, LLC	77,370	84,439
Limited Partners’ Capital:
TLCC LP LLC	38,607,591	42,135,067
Lehigh Portland Investments, LLC	38,607,591	42,135,067

Total partners’ capital	77,369,922	84,439,012

Total liabilities and partners’ capital	$92,552,131	$96,596,208

See accompanying notes.

Texas Lehigh Cement Company LP
Statements of Operations

	Year ended December 31,
	2007	2006
		(unaudited)

Net sales	$177,340,557	$137,906,469
Cost of goods sold	105,717,188	72,506,523

Gross margin	71,623,369	65,399,946
Selling, general, and administrative expenses	4,719,573	4,478,134

Operating income	66,903,796	60,921,812
Interest and other income	811,284	5,117,658
Equity in (loss) earnings of joint venture	(63,128)	60,536
Texas margin tax	(703,000)	—

Net income	$66,948,952	$66,100,006

See accompanying notes.

Texas Lehigh Cement Company LP
Statements of Changes in Partners’ Capital

	General Partners’ Capital		Limited Partners’ Capital
		Lehigh		Lehigh
	TLCC	Portland	TLCC	Portland
	GP	Holdings,	LP	Investments,
	LLC	LLC	LLC	LLC	Total

Balance at December 31, 2005 (unaudited)	$50,247	$50,247	$25,073,181	$25,073,181	$50,246,856
Net income for the year	66,100	66,100	32,983,903	32,983,903	66,100,006
Other comprehensive income	92	92	45,983	45,983	92,150
Distribution of earnings	(32,000)	(32,000)	(15,968,000)	(15,968,000)	(32,000,000)

Balance at December 31, 2006 (unaudited)	84,439	84,439	42,135,067	42,135,067	84,439,012
Net income for the year	66,949	66,949	33,407,527	33,407,527	66,948,952
Other comprehensive loss	(18)	(18)	(9,003)	(9,003)	(18,042)
Distribution of earnings	(74,000)	(74,000)	(36,926,000)	(36,926,000)	(74,000,000)

Balance at December 31, 2007	$77,370	$77,370	$38,607,591	$38,607,591	$77,369,922

See accompanying notes.

Texas Lehigh Cement Company LP
Statements of Cash Flows

	Year ended December 31,
	2007	2006
		(unaudited)

Operating Activities
Net income	$66,948,952	$66,100,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	4,705,343	4,874,843
Gain on sales of equipment	(10,727)	(987)
Equity in loss (income) of unconsolidated joint venture	63,128	(60,536)
Changes in assets and liabilities:
Trade accounts receivable	(4,229,503)	(4,440,290)
Notes receivable	11,769	(837,883)
Inventories	2,400,804	(4,163,642)
Prepaid assets	157,118	(252,911)
Accounts payable	1,740,047	2,287,207
Accrued liabilities and due to affiliates	1,266,924	95,562

Net cash provided by operating activities	73,053,855	63,601,369

Investing Activities
Additions to property, plant, and equipment	(449,944)	(1,648,211)
Investment in joint venture	—	(24,500,000)
Proceeds from sale of equipment	12,755	20,555

Net cash used in investing activities	(437,189)	(26,127,656)

Financing Activity
Distributions of earnings	(74,000,000)	(32,000,000)

Net cash used in financing activity	(74,000,000)	(32,000,000)

Net increase (decrease) in cash and cash equivalents	(1,383,334)	5,473,713
Cash and cash equivalents at beginning of year	8,842,477	3,368,764

Cash and cash equivalents at end of year	$7,459,143	$8,842,477

See accompanying notes.

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
1. Organization
Texas Lehigh Cement Company (“Texas Lehigh”“), a Texas general partnership, was formed June 27, 1986 to operate a cement plant near Austin, Texas. Texas Lehigh was a fifty-fifty joint venture between Texas Cement Company (“TCC”), a wholly owned subsidiary of Eagle Materials, Inc. (“EXP”, formerly known as Centex Construction Products, Inc.), and Lehigh Portland Cement Company (“Lehigh”). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a 0.1% interest to a general partner, TLCC GP LLC and Lehigh Portland Holdings, LLC, and a 49.9% interest to a limited partner, TLCC LP LLC and Lehigh Portland Investments, LLC. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company.”
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
In September 2006, Texas Lehigh paid $24.5 million for a 15% interest in Houston Cement Company (“HCC”), a joint venture. HCC operates two terminals in Houston, Texas. Under the terms of the joint venture agreement, Texas Lehigh is entitled to sell up to 495,000 tons from the terminals each year.
Due to a number of factors, namely the shared risks and rights under the joint venture agreement, Texas Lehigh accounts for its investment in HCC using the equity method.
The financial statements and footnote information for the year ended December 31, 2006 are included for comparative purposes and have not been audited.
2. Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include investments with original maturities of three months or less. The carrying amount approximates fair value due to the short maturity of those investments.

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
2. Significant Accounting Policies (continued)
Inventories
Inventories are valued at the lower of average cost or market. Cement and materials-in-process include materials, labor, and manufacturing overhead.
Note Receivable
The note receivable to Texas Lehigh is secured by liens on various pieces of equipment and bears interest at LIBOR plus 3%, which was approximately 8.47% and 8.53% at December 31, 2007 and 2006, respectively. The note is scheduled to mature in August 2011.
Concentration of Risk
One customer accounted for 12.8% and 10.5% of cement sales for 2007 and 2006, respectively and 12.0% and 8.7% of accounts receivable at December 31, 2007 and 2006, respectively.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of operations. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2007 and 2006, management believes no events or circumstances indicate that the carrying value may not be recoverable.
Depreciation and Depletion
Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which are as follows:

Cement plant	5 to 30 years
Mobile equipment and other	2 to 10 years
Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method.

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
2. Significant Accounting Policies (continued)
Revenue Recognition
Revenue from the sale of cement is recognized when title and ownership are transferred upon shipment to the customer.
Federal Income Taxes
No federal income taxes are payable by Texas Lehigh, and none have been provided for in the accompanying financial statements. The partners are to include their respective share of Company income or loss in their individual tax returns. Texas Lehigh is subject to Texas margin tax on its income earned in Texas.
Texas Lehigh’s tax return and the amount of allocable Company income or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Company income or losses, the tax liability of the partners could be changed accordingly. No such examinations are presently in process.
Shipping and Handling Fees and Costs
In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold, respectively. Approximately $8,834,655 and $7,228,898 were classified as cost of goods sold in 2007 and 2006, respectively.
Comprehensive Income
A summary of comprehensive income for the years ended December 31, 2007 and 2006 is presented below:

	Year ended December 31,
	2007	2006
		(unaudited)

Net income	$66,948,952	$66,100,006
Other comprehensive income:
Actuarial changes	(18,042)	—
Minimum pension liability adjustments	—	92,150

Comprehensive income	$66,930,910	$66,192,156

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
2. Significant Accounting Policies (continued)
As of December 31, 2007 Texas Lehigh has an other accumulated comprehensive loss of $147,306 in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported in a separate component of partners’ capital as “Other Comprehensive Loss”. Texas Lehigh adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective December 31, 2006. See Footnote 6 for the impact of adopting this new accounting standard.
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
3. Accrued Expenses
Accrued expenses at December 31, 2007 and 2006 consist of the following:

	Year ended December 31,
	2007	2006
		(unaudited)

Payroll and incentive compensation	$3,297,981	$3,072,935
Benefits and insurance	1,545,908	1,493,692
Property taxes	1,454,843	1,127,326
Other	937,452	262,272

Comprehensive income	$7,236,184	$5,956,225

4. Purchased Cement
Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were approximately $52,865,877 and $20,458,494, and cost of sales was approximately $47,450,765 and $17,247,245 for 2007 and 2006, respectively.

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
5. Related-Party Transactions
Texas Lehigh had sales to affiliates of $33,713,492 and $12,534,734 in 2007 and 2006, of which approximately $2,968,558 and $1,332,642 is included in trade accounts receivable at December 31, 2007 and 2006. Texas Lehigh purchased $855,067 and $938,157 of cement from Lehigh in 2007 and 2006, respectively, and also purchased $32,454,516 and $3,014,158 of cement from HCC in 2007 and 2006, respectively. Texas Lehigh accrued $2,887,199 and $852,498 for purchased cement received from these affiliates but not paid for at December 31, 2007 and 2006, respectively.
Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $2,147,865 and $2,156,458 during 2007 and 2006. At December 31, 2007 and 2006, Texas Lehigh had accrued liabilities of $120,292 and $134,663, respectively, for the reimbursement of expenses paid by EXP.
6. Pension and Profit Sharing Plans
Texas Lehigh provides a profit sharing plan, a defined contribution plan (“401(k) plan”) and a noncontributory defined benefit pension plan, which together covers substantially all employees and provides specified benefits to qualified employees. Texas Lehigh is not a party to any multi-employer pension plan. Benefits paid under the defined benefit plan cover hourly employees and are based on years of service and the employee’s qualifying compensation over the last few years of employment. Texas Lehigh’s funding policy is to generally contribute amounts that are deductible for income tax purposes.
The annual measurement date is December 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plan.

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
6. Pension and Profit Sharing Plans (continued)
The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2007 and a statement of the funded status as of December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
		(unaudited)

Reconciliation of Benefit Obligations

Benefit obligation at January 1	$3,418,157	$3,284,901
Service cost	133,683	133,381
Interest cost on projected benefit obligation	202,793	191,967
Actuarial loss	(1,296)	(122,907)
Benefits paid	(72,965)	(69,186)

Benefit obligation at December 31	3,680,372	3,418,156

Reconciliation of Fair Value of Plan Assets

Fair value of plan assets at January 1	3,233,920	2,355,869
Actual return on plan assets	164,800	273,980
Employer contributions	207,311	673,257
Benefits paid	(72,965)	(69,186)

Fair value of plan assets at December 31	$3,533,066	$3,233,920

Funded status at December 31	$(147,306)	$(184,236)

	December 31,
	2007	2006
		(unaudited)
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(147,306)	$(184,236)
Accumulated Other Comprehensive Loss	147,306	184,236

Net Amount Recognized	$—	$—

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
6. Pension and Profit Sharing Plans (continued)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2007	2006
		(unaudited)

Projected Benefit Obligation	$3,680,372	$3,418,157
Accumulated Benefit Obligation	$3,642,882	$3,389,761
Fair Value of Plan Assets	$3,533,066	$3,233,921
Net periodic pension cost for the fiscal years ended December 31, 2007 and 2006 included the following components:

	Year ended December 31,
	2007	2006
		(unaudited)

Service cost — benefits earned during the period	$133,683	$133,382
Interest cost of projected benefit obligation	202,793	191,967
Expected return on plan assets	(255,770)	(215,022)
Recognized net actuarial loss	49,844	86,488
Amortization of prior-service cost	21,788	21,788

Net periodic pension cost	$152,338	$218,603

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2008	$74,483
2009	82,544
2010	90,482
2011	93,775
2012	96,761
2013 — 2017	681,212

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
6. Pension and Profit Sharing Plans (continued)
The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2007	2006
		(unaudited)

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.00%	6.00%
Compensation increase rate	4.00%	4.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.00%	5.75%
Long-term rate of return on plan assets	8.00%	8.00%
Compensation increase rate	4.00%	4.00%
The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, Texas Lehigh developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted.

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
6. Pension and Profit Sharing Plans (continued)
The pension plan weighted-average asset allocation at year-end 2007 and 2006 and the range of target follows:

	Range of	Percentage of Plan
	Target	Assets at Year-End
	Allocation	2007	2006
			(unaudited)

Asset category:
Equity securities	40-60%	60%	61%
Debt securities	35-60%	37%	37%
Other	0-5%	3%	2%

Total		100%	100%

Texas Lehigh’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the plan. These strategies consider not only the expected risks and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense and funded status.
The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. Texas Lehigh also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks.
Texas Lehigh does not expect to contribute to its defined benefit plan during 2008. The amount previously contributed to the pension plan is estimated to be adequate to satisfy minimum funding requirements.
Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees and a 401(k) plan which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were approximately $548,870 and $553,384 in 2007 and 2006, respectively.

Texas Lehigh Cement Company LP
Notes to Financial Statements
December 31, 2007 and 2006
6. Pension and Profit Sharing Plans (continued)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for the year ended December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date, which should not have any impact upon Texas Lehigh since the measurement date is currently December 31 of each year. Below is a summary of the impact of adopting SFAS No. 158 as of December 31, 2006 (unaudited):

	Before
	Application		After Application
	of FAS 158	Adjustments	of FAS 158

Other assets	$760,460	(760,460)	$—
Total assets	760,460	(760,460)	—
Accrued expenses	944,696	(760,460)	184,236
Total liabilities	$944,696	(760,460)	$184,236
7. Commitments and Contingencies
Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management is of the opinion that all outstanding litigation will be resolved without material effect to the financial position or results of operations of Texas Lehigh.