Form 10-Q
period 2008-06-30
EAGLE MATERIALS INC
filed 2008-08-08
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2008

Commission File Number 1-12984

Eagle Materials Inc.

Delaware

(State of Incorporation)

75-2520779

(I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219

(Address of principal executive offices)

(214) 432-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐    No  ☑

As of August 6, 2008, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,485,373

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2008

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,
	2008	2007
REVENUES
Gypsum Wallboard	$81,398	$104,827
Cement	56,764	71,450
Paperboard	19,530	20,646
Concrete and Aggregates	18,711	23,792
Other, net	400	522

	176,803	221,237

COSTS AND EXPENSES
Gypsum Wallboard	86,786	77,653
Cement	42,010	50,032
Paperboard	16,317	16,328
Concrete and Aggregates	16,598	19,743
Corporate General and Administrative	4,055	4,347
Interest Expense, net	7,991	3,594

	173,757	171,697

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	7,886	6,176

EARNINGS BEFORE INCOME TAXES	10,932	55,716
Income Taxes	3,102	18,191

NET EARNINGS	$7,830	$37,525

EARNINGS PER SHARE:
Basic	$0.18	$0.78

Diluted	$0.18	$0.77

AVERAGE SHARES OUTSTANDING:
Basic	43,421,927	47,951,048

Diluted	43,885,288	48,594,712

CASH DIVIDENDS PER SHARE:	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$14,519	$18,960
Accounts and Notes Receivable	72,350	62,949
Inventories	103,972	98,717

Total Current Assets	190,841	180,626

Property, Plant and Equipment -	1,087,375	1,079,742
Less: Accumulated Depreciation	(386,558)	(374,186)

Property, Plant and Equipment, net	700,817	705,556
Notes Receivable	7,100	7,286
Investment in Joint Venture	38,981	40,095
Goodwill and Intangible Assets	153,290	153,449
Other Assets	26,801	27,835

	$1,117,830	$1,114,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$53,091	$50,961
Federal Income Taxes Payable	2,890	—
Accrued Liabilities	45,068	56,315

Total Current Liabilities	101,049	107,276
Long-term Debt	410,000	400,000
Other Long-term Liabilities	85,134	84,342
Deferred Income Taxes	115,314	117,542

Total Liabilities	711,497	709,160
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,485,373 and 43,430,297 Shares, respectively	435	434
Capital in Excess of Par Value	1,512	—
Accumulated Other Comprehensive Losses	(1,368)	(1,368)
Retained Earnings	405,754	406,621

Total Stockholders’ Equity	406,333	405,687

	$1,117,830	$1,114,847

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$7,830	$37,525
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	12,722	10,682
Deferred Income Tax Provision	(3,102)	(1,366)
Stock Compensation Expense	868	974
Equity in Earnings of Unconsolidated Joint Venture	(7,886)	(6,176)
Excess Tax Benefits from Share Based Payment Arrangements	(266)	(1,116)
Distributions from Joint Venture	9,000	8,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(9,215)	(7,142)
Inventories	(5,255)	(2,810)
Accounts Payable and Accrued Liabilities	(7,467)	(10,331)
Other Assets	(941)	2,463
Income Taxes Payable	4,945	12,022

Net Cash Provided by Operating Activities	1,233	42,725

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(7,638)	(31,125)

Net Cash Used in Investing Activities	(7,638)	(31,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable	10,000	—
Dividends Paid to Stockholders	(8,681)	(8,381)
Proceeds from Stock Option Exercises	379	1,913
Excess Tax Benefits from Share Based Payment Arrangements	266	1,116

Net Cash Provided by (Used in) Financing Activities	1,964	(5,352)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,441)	6,248
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,960	17,215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,519	$23,463

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2008, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. We adopted SFAS 159 on April 1, 2008 and decided not to elect the fair value option.

(B)	SHARE-BASED EMPLOYEE COMPENSATION

Long-Term Compensation Plans

Options. We granted a target number of stock options during June 2007 to certain individuals (the “Fiscal 2008 Stock Option Grant”) that may be earned, in whole or in part, if certain performance conditions are satisfied. The Fiscal 2008 Stock Option Grant is intended to be a single award covering the next three years, and will vest over a seven year period depending upon the achievement of specified levels of earnings per share and operating earnings. Options are vested as they are earned, and any options not earned at the end of the seven year period will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2008 are as follows: annual dividend rate of 2.0%, expected volatility of 32%, risk free interest rate of 4.7% and expected life of 5.5 years. We are expensing the fair value of the options granted over a six year period, as adjusted for expected forfeitures.

Stock option expense for all outstanding stock option awards totaled approximately $0.7 million and $0.9 million for the three month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, there was approximately $13.7 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.5 years.

The following table represents stock option activity for the quarter ended June 30, 2008:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	2,787,047	$34.26
Granted	161,000	$34.87
Exercised	(40,076)	$9.43
Cancelled	—	—

Outstanding Options at End of Period	2,907,971	$34.63

Options Exercisable at End of Period	1,289,600

Weighted-Average Fair Value of Options Granted during the Period	$10.26

The following table summarizes information about stock options outstanding at June 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 6.80 - $ 8.15	249,148	2.47	$7.54	249,149	$7.54
$ 9.57 - $ 13.43	454,756	4.18	$11.98	454,756	$11.98
$ 21.52 - $ 29.08	361,060	5.20	$25.44	356,560	$25.48
$ 34.09 - $ 40.78	416,670	4.36	$37.06	192,770	$38.52
$ 47.53 - $ 62.83	1,426,337	6.08	$48.20	36,366	$61.77

	2,907,971	5.12	$34.63	1,289,600	$20.22

At June 30, 2008, the outstanding options did not have any intrinsic value. The aggregate intrinsic value of exercisable options at that date was approximately $6.6 million. The total intrinsic value of options exercised during the three month period ended June 30, 2008 was approximately $0.9 million.

Restricted Stock Units. In previous years, we granted restricted stock units (“RSUs”) to employees and directors. The value of the RSUs granted to employees is being amortized over a three year period, while the value of the RSUs granted to directors is being amortized over a period not to exceed ten years. Expense related to RSUs was approximately $0.1 million for both of the three-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, there was approximately $0.7 million of unearned compensation from restricted stock units that will be recognized over a weighted-average period of 4.6 years.

Restricted Stock. We granted 15,000 shares of restricted stock to an employee on June 10, 2008. The restricted stock was valued at approximately $0.5 million, based on the closing price of the stock on the date of the grant. The restrictions lapse in annual increments over a seven year period, with the expense recognized ratably over a seven year period.

Shares available for future stock option and restricted stock unit grants under existing plans were 1,017,030 at June 30, 2008.

(C)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$133	$129
Interest Cost of Benefit Obligations	225	209
Expected Return on Plan Assets	(280)	(245)
Recognized Net Actuarial Loss	33	39
Amortization of Prior-Service Cost	37	38

Net Periodic Pension Cost	$148	$170

(D)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2008
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$434
Stock Option Exercises	1

Balance at End of Period	435

Capital in Excess of Par Value –
Balance at Beginning of Period	—
Share-Based Activity	1,134
Stock Option Exercises	378

Balance at End of Period	1,512

Retained Earnings –
Balance at Beginning of Period	406,621
Dividends Declared to Stockholders	(8,697)
Net Earnings	7,830

Balance at End of Period	405,754

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,368)

Balance at End of Period	(1,368)

Total Stockholders’ Equity	$406,333

There were no share repurchases during the three month period ended June 30, 2008. As of June 30, 2008, we have authorization to purchase an additional 717,300 shares.

(E)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $12.1 million and $5.7 million for the three months ended June 30, 2008 and 2007, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2008 and 2007, were $2.3 and $7.0 million, respectively.

(F)	COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended June 30, 2008 and 2007 was identical to net income for the same periods.

As of June 30, 2008, we had an accumulated other comprehensive loss of $1.4 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(G)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	June 30, 2008	March 31, 2008
	(dollars in thousands)
Raw Materials and Material-in-Progress	$30,091	$27,212
Gypsum Wallboard	8,042	6,823
Finished Cement	12,902	11,894
Paperboard	5,074	5,677
Aggregates	12,072	11,229
Repair Parts and Supplies	32,763	32,233
Fuel and Coal	3,026	3,649

	$103,972	$98,717

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2008	2007
Weighted-Average Shares of Common Stock Outstanding	43,421,927	47,951,048
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,085,502	1,397,906
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(681,642)	(822,290)
Restricted Shares	59,501	68,048

Weighted-Average Common and Common Equivalent Shares Outstanding	43,885,288	48,594,712

At June 30, 2008 and 2007, 1,843,007 and 1,258,278 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

(I)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2008	March 31, 2008
	(dollars in thousands)
Payroll and Incentive Compensation	$8,570	$15,372
Benefits	12,028	10,979
Interest	4,521	10,391
Insurance	5,236	5,673
Other	14,713	13,900

	$45,068	$56,315

(J)	CREDIT FACILITIES

Long-term debt consists of the following:

	As of
	June 30, 2008	March 31, 2008
	(dollars in thousands)
Bank Credit Facility	$10,000	$—
Senior Notes	400,000	400,000

	$410,000	$400,000

Bank Credit Facility -

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, (defined as earnings before interest, taxes, depreciation and amortization) to its consolidated gross indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company.

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2008, we had $7.0 million of letters of credit outstanding.

At June 30, 2008 the Company had $333.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at June 30, 2008.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$81,398	$104,827
Cement	86,309	97,091
Paperboard	33,800	34,785
Concrete and Aggregates	18,936	24,121
Other, net	400	522

Sub-total	220,843	261,346
Less: Intersegment Revenues	(16,411)	(16,536)
Less: Joint Venture	(27,629)	(23,573)

Net Revenues	$176,803	$221,237

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Intersegment Revenues -
Cement	$1,916	$2,068
Paperboard	14,270	14,139
Concrete and Aggregates	225	329

	$16,411	$16,536

Cement Sales Volume (M Tons) -
Wholly –owned Operations	556	705
Joint Venture	279	258

	835	963

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Operating Earnings -
Gypsum Wallboard	$(5,388)	$27,174
Cement	22,640	27,594
Paperboard	3,213	4,318
Concrete and Aggregates	2,113	4,049
Other, net	400	522

Sub-total	22,978	63,657
Corporate General and Administrative	(4,055)	(4,347)

Earnings Before Interest and Income Taxes	18,923	59,310
Interest Expense, net	(7,991)	(3,594)

Earnings Before Income Taxes	$10,932	$55,716

Cement Operating Earnings -
Wholly –owned Operations	$14,754	$21,418
Joint Venture	7,886	6,176

	$22,640	$27,594

Capital Expenditures (1) -
Gypsum Wallboard	$2,822	$28,228
Cement	3,947	1,341
Paperboard	162	633
Concrete and Aggregates	707	923

	$7,638	$31,125

Depreciation, Depletion and Amortization (1) -
Gypsum Wallboard	$5,842	$4,166
Cement	3,436	3,195
Paperboard	2,261	2,110
Concrete and Aggregates	960	1,001
Other, net	223	210

	$12,722	$10,682

	As of
	June 30, 2008	March 31, 2008
	(dollars in thousands)
Identifiable Assets (1) -
Gypsum Wallboard	$519,520	$516,706
Cement	335,131	320,869
Paperboard	166,138	174,071
Concrete and Aggregates	64,402	62,410
Corporate and Other	32,639	40,791

	$1,117,830	$1,114,847

(1)	Basis conforms with equity method accounting.

Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and unrecognized tax benefits. See Footnote (L) of the Unaudited Consolidated Financial Statements for additional information. The segment breakdown of goodwill is as follows:

	As of
	June 30, 2008	March 31, 2008
	(dollars in thousands)
Gypsum Wallboard	$116,618	$116,618
Cement	8,359	8,359
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at the end of the first quarter for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2009, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Revenues	$53,316	$45,520
Gross Margin	$17,178	$13,553
Earnings Before Income Taxes	$15,772	$12,353

	As of
	June 30, 2008	March 31, 2008
	(dollars in thousands)
Current Assets	$52,350	$47,912
Non-Current Assets	$44,172	$48,981
Current Liabilities	$19,450	$13,760

(L)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2008, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,673	$5,582
Insurance Expense Accrued	683	1,013
Payments	(1,120)	(835)

Accrual Balance at End of Period	$5,236	$5,760

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

On December 7, 2007, we filed an administrative appeal of the IRS’s proposed adjustments. We believe we have a substantive basis for our tax position and intend to vigorously pursue the appeal and, if necessary, resort to the courts for a final determination.

We paid the IRS approximately $45.8 million during November 2007, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest, to avoid additional imposition of the large corporate tax underpayment interest rates. In the event we reach a settlement with the IRS through the appeals process or in the courts, we will reverse any accrued interest and penalties in excess of the settlement through the consolidated Statement of Earnings. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

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

(M)	NET INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Interest (Income)	$(26)	$(74)
Interest Expense	7,892	4,817
Other Expenses	125	110
Interest Capitalized	—	(1,259)

Interest Expense, net	$7,991	$3,594

Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility, commitment fees based on the unused portion of the Bank Credit Facility and interest accrued on our unrecognized tax benefits. Other expenses include amortization of debt issuance costs, and bank credit facility costs. Interest capitalized during the three month period ended June 30, 2007 related to the construction of a new wallboard facility by American Gypsum Company, which was completed in December 2007.

(N)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2008 was 28.4%, which is also the estimated overall tax rate for the full fiscal year 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended June 30, 2008 and 2007, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

We operate in cyclical commodity businesses that are directly related to the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in each such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 400 miles by rail; though the rising price of diesel fuel may further restrict the truck shipping radius. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets.

We conduct one of our cement operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas (the “Joint Venture”). We own a 50% interest in the joint venture and account for our interest under the equity method of accounting. We proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings in the presentation of our cement segment, which is the way management organizes the segments within the Company for making operating decisions and assessing performance.

RESULTS OF OPERATIONS

Consolidated Results

The following tables report by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
REVENUES
Gypsum Wallboard	$81,398	$104,827
Cement (1)	86,309	97,091
Paperboard	33,800	34,785
Concrete and Aggregates	18,936	24,121
Other, net	400	522

Sub-total	220,843	261,346
Less: Intersegement Revenues	(16,411)	(16,536)
Less Joint Venture Revenues	(27,629)	(23,573)

Total	$176,803	$221,237

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
OPERATING EARNINGS (2)
Gypsum Wallboard	$(5,388)	$27,174
Cement (1)	22,640	27,594
Paperboard	3,213	4,318
Concrete and Aggregates	2,113	4,049
Other, net	400	522

Total	$22,978	$63,657

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

(2)	Prior to Corporate General and Administrative expenses.

Operating Earnings.

Consolidated operating earnings decreased 64% during the three month period ended June 30, 2008 as compared to June 30, 2007. While operating earnings in all of our segments contributed to the decrease, the majority of the decrease was in the gypsum wallboard segment, which declined by approximately $32.6 million, or 120%, in the first quarter of fiscal 2009 as compared to fiscal 2008. The decrease in the Gypsum Wallboard division was due primarily to lower average net sales prices, increased manufacturing costs, primarily due to natural gas rate increases, and increased freight costs, primarily due to increases in diesel fuel costs. Cement operating earnings declined by 18% during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008, primarily due to reduced sales volumes, particularly in the Illinois and Nevada markets.

Other Income.

Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Corporate Overhead.

Corporate general and administrative expenses decreased 7% to $4.1 million for the first quarter of fiscal 2008 compared to $4.3 million for the comparable prior year period, due primarily to decreased incentive compensation costs.

Net Interest Expense.

Net interest expense increased to $8.0 million for the first quarter of fiscal 2008 as compared to $3.6 million for the first quarter of fiscal 2008. The increase in expense is related primarily to the increased borrowings in connection with the $200 million private placement, which closed in October 2007, and the accrual of interest expense on our unrecognized tax benefits that are in dispute pending our tax audit. Additionally, interest expense in fiscal 2008 was positively impacted by the capitalization of interest related to the construction of our gypsum wallboard plant in Georgetown, S.C. This plant was completed in December 2007, at which time we ceased capitalizing interest.

Income Taxes.

As of June 30, 2008, the effective tax rate for fiscal 2009 was 28%, as compared to 33% for fiscal 2008. The expected tax rate the full fiscal year 2009 is estimated to be 28%, as compared to 32% for fiscal 2008.

Net Income.

Pre-tax earnings of $10.9 million were 80% lower than last year’s first quarter pre-tax earnings of $55.7 million. Net earnings of $7.8 million decreased 79% from net earnings of $37.5 million for last year’s same quarter. Diluted earnings per share of $0.18 were 78% lower than the $0.80 for last year’s same quarter.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months
	Ended June 30,		Percentage Change
	2008	2007
	(dollars in thousands)
Gross Revenues, as reported	$81,398	$104,827	(22%)
Freight and Delivery Costs billed to customers	(23,703)	(22,550)	5%

Net Revenues	$57,695	$82,277	(30%)

Sales Volume (MMSF)	646	642	1%
Average Net Sales Price (1)	$89.27	$128.21	(30%)
Freight (MSF)	$36.69	$35.12	4%
Operating Margin (MSF)	$(8.34)	$42.33	(120%)
Operating Earnings	$(5,388)	$27,174	(120%)

(1)	Net of freight per MSF.

Revenues.

The decrease in revenues during the three month period ended June 30, 2008, as compared to 2007 is due primarily to the 30% decrease in average sales price. The decline in sales price is primarily due to reduced demand caused by the steep decline in residential construction, which typically comprises approximately 50% of the demand for gypsum wallboard, coupled with the addition of new wallboard capacity during calendar 2007, particularly on the east coast of the United States. The net sales price was also negatively impacted by a 5% increase in freight and delivery costs, which are due primarily to the increased cost of diesel fuel. Revenues were positively impacted by a slight increase in sales volume, due entirely to the start-up of our Georgetown, South Carolina wallboard plant in December 2007. Excluding sales by our Georgetown facility, sales volume would have declined by approximately 15% during the three months ended June 30, 2008, as compared to the similar quarter in 2007.

Operating Margins.

Operating margins decreased by approximately $50 per MSF, or 120% during the three month period ended June 30, 2008, as compared to 2007, primarily due to lower average pricing as discussed above, coupled with increased manufacturing costs. Manufacturing costs, especially for paper and natural gas, increased a combined 21% on a per unit basis during the three month period ended June 30, 2008, as compared to the similar period in 2007.

CEMENT OPERATIONS (1)

	For the Three Months
	Ended June 30,		Percentage Change
	2008	2007
	(dollars in thousands)
Gross Revenues, including Intersegment and joint venture	$86,309	$97,091	(11%)
Freight and Delivery Costs billed to customers	(4,842)	(4,375)	11%

Net Revenues	$81,467	$92,716	(12%)

Sales Volume (M Tons)	835	963	(13%)
Average Net Sales Price	$97.52	$96.27	1%
Operating Margin	$27.11	$28.65	(5%)
Operating Earnings	$22,640	$27,594	(18%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

Revenues.

The decrease in revenues is due primarily to decreased sales volume, offset slightly by an increase in the average sales price for the three months ended June 30, 2008, as compared to June 30, 2007. The decrease in sales volume is primarily related to our Illinois and Nevada markets. The Illinois market has been impacted by poor weather and general economic slowdown, while the northern Nevada market has been impacted by the residential slowdown as well as the stagnant economic environment in northern California.

Operating Margins.

Operating margins and operating earnings decreased during the three month period ended June 30, 2008, as compared to the similar period in 2007, primarily due to decreased sales volume, coupled with increased production cost, primarily due to increases in fuel (coal and coke) and power. The decline in sales volume is primarily due to reduced sales in our Illinois market. We also experienced a reduction in purchased cement sales, which declined to 167,000 tons during the first quarter of fiscal 2009 from 195,000 during the same quarter in fiscal 2008. The majority of this decline was in the northern California market, which is served by our Nevada Cement plant.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months
	Ended June 30,		Percentage Change
	2008	2007
	(dollars in thousands)
Gross Revenues, including intersegement	$33,800	$34,785	(3%)
Freight and Delivery Costs billed to customers	(564)	(701)	(20%)

Net Revenues	$33,236	$34,084	(2%)

Sales Volume (M Tons)	67	71	(6%)
Average Net Sales Price	$498.59	$481.30	4%
Operating Margin	$47.96	$60.82	(21%)
Operating Earnings	$3,213	$4,318	(26%)

Revenues.

The decrease in revenues during the three months ended June 30, 2008, as compared to the similar period in 2007 was due primarily to the decrease in sales volume of higher priced gypsum paper, which is due to the continuing soft residential housing market. During the quarter ended June 30, 2008 sales of gypsum paper comprised 66% of total paper sales, compared to 79% of paper sales during the three month period ended June 30, 2007. This decline in gypsum paper sales volume was offset slightly by an increase in average sales price of approximately $25 per ton during the first quarter of fiscal 2009, as compared to 2008. Paperboard sales to our gypsum wallboard division were approximately 25.0 thousand tons, or 37% of total tons sold, during the three month period ended June 30, 2008, which is consistent with the 26.0 thousand tons, or 37% of total tons sold, during the three month period ended June 30, 2007. Despite the soft housing market, the consistency quarter to quarter is due primarily to the addition of our Georgetown, South Carolina wallboard plant which began production in December 2007.

Operating Margins.

Operating margins decreased for the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007, primarily due to the decrease in sales volume of higher priced gypsum paper. Additionally, operating margins were adversely impacted by increased production costs, especially for natural gas and fiber, during the three month period ended June 30, 2008, as compared to 2007. The increase in production costs was offset slightly by the increase in average sales price during the three month period ended June 30, 2008, as compared to the similar period in 2007.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months
	Ended June 30,		Percentage Change
	2008	2007
	(dollars in thousands)
Gross Revenues, including intersegement	$18,936	$24,121	(21%)
Sales Volume -
M Cubic Yards of Concrete	177	210	(16%)
M Tons of Aggregates	798	1,163	(31%)
Average Sales Price -
Concrete – Per Cubic Yard	$74.29	$75.19	(1%)
Aggregates – Per Ton	$7.27	$7.15	2%
Operating Earnings	$2,113	$4,049	(48%)

Revenues.

Concrete and aggregates revenues decreased due to the decrease in sales volume during fiscal 2009. The reduction in sales volumes in the three month period ended June 30, 2008, as compared to the three months ended June 30, 2007, was due primarily to the general slowdown in both residential and infrastructure spending in our markets.

Operating Margins.

Concrete and aggregate operating margins decreased for the three month period ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to decreased sales volume, and increased diesel fuel costs.

GENERAL OUTLOOK

The current downturn in residential construction is expected to continue to have an adverse impact on our fiscal 2009 operating results. Although demand for wallboard varies among regions, the downturn in the residential housing market has negatively impacted the entire industry by reducing the demand for gypsum wallboard nationwide. This reduction, coupled with the addition of new wallboard capacity, has had the largest impact on the east coast, although it has resulted in decreasing pricing throughout the country. Wallboard consumption for the first six months of calendar 2008, as reported by the Gypsum Association, decreased 15% from the first six months of calendar 2007, and we expect wallboard consumption for the remainder of the calendar year to be consistent with the first half of the year. Industry utilization was estimated to be approximately 65% during this period, and we estimate that average industry capacity utilization will be below 65% for the remainder of calendar year 2008. The low industry utilization rate, soft residential construction and the softening of commercial construction may lead to closings of some wallboard plants in the second half of calendar 2008.

Worldwide demand for cement continues to remain strong; however, U.S. demand for cement declined approximately 10% for the first five months of calendar year 2008 as compared to calendar 2007. U.S. demand is still expected to exceed domestic capacity by an estimated 9%, requiring some imports to meet that demand in calendar 2008. Cement demand in most U.S. regions continues to be impacted by decreasing residential housing construction and the softening commercial construction market, which will hinder cement consumption during the remainder of fiscal year 2009. The underlying demand in several of the markets served by our cement plants remains at historical high levels due to substantial infrastructure spending, along with the strong non-residential market. Cement price increases have been announced in most markets; however, only limited areas of the markets served by our four cement plants realized price increases. The cost of purchased cement continues to escalate due to high freight rates and increased cost at the port of origin of imported cement. Although continued increases in the price of purchased cement may adversely impact our operating margins on purchased cement sales, these increases tend to create an upward pricing momentum, primarily near markets dependent on imports.

Low wallboard demand caused by the reduction in residential construction is expected to adversely impact our recycled paperboard operations throughout fiscal 2009; however, the addition of our Georgetown, South Carolina wallboard plant has kept paperboard sales to our gypsum wallboard division steady at 37% of total tons sold. The lower external sales volume of gypsum paper is expected to continue during fiscal 2009, but we have developed opportunities for sales in new markets and we continue to supply product to the high performance containerboard market. These supplemental product lines will reduce the impact of the eroding housing market while providing a positive contribution to the recycled paperboard operation. Increases in the cost of fiber and natural gas could adversely impact our paperboard operations as these two costs comprise a significant portion of our total production costs.

We expect aggregate and concrete sales volumes to be depressed throughout the remainder of calendar year 2008 in our northern California markets as both residential and infrastructure spending remain soft.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. We adopted SFAS 159 on April 1, 2008 and decided not to elect the fair value option.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Net Cash Provided by Operating Activities	$1,233	$42,725
Investing Activities:
Capital Expenditures	(7,638)	(31,125)

Net Cash Used in Investing Activities	(7,638)	(31,125)
Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	266	1,116
Increase in Notes Payable	10,000	—
Dividends Paid	(8,681)	(8,381)
Proceeds from Stock Option Exercises	379	1,913

Net Cash Provided by (Used in) Financing Activities	1,964	(5,352)

Net (Decrease) Increase in Cash	$(4,441)	$6,248

The $41.5 million decrease in cash flows from operating activities for the three month period ended June 30, 2008 was largely attributable to decreased earnings and increased accounts receivable and inventories.

Working capital at June 30, 2008, was $89.8 million, compared to $73.3 million at March 31, 2008, primarily due to increased accounts receivable and borrowings under the line of credit.

Total debt increased from $400.0 million at March 31, 2008 to $410.0 million at June 30, 2008. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio at June 30, 2008, was 50.2% and 49.3%, respectively, compared to 49.6% and 48.4%, respectively, at March 31, 2008.

The Internal Revenue Service (the “IRS”) issued its Exam Report and Notice of Proposed Adjustment to the Company in November 2007 that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $27.6 million, plus penalties of $5.7 million and applicable interest, and would result in additional state income taxes, including applicable interest and penalties. The Company is pursuing an administrative appeal and, if necessary, will resort to the courts for a final determination. The Company paid the IRS approximately $45.8 million during November 2007, including $27.6 million in federal income taxes, the $5.7 million for penalties and $12.5 million of interest, to avoid additional imposition of the large corporate tax underpayment interest rates. See Footnote (L) of the Unaudited Consolidated Financial Statements for additional information.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2009, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Based on our financial condition and results of operations as of and for the three months ended June 30, 2008, along with the projected net earnings for the remainder of fiscal 2009, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, dividends, capital expenditures and future growth through the end of fiscal 2009. The Company was in compliance at June 30, 2008 and during the three months ended June 30, 2008, with all the terms and covenants of its credit agreements and expects to be in compliance during the remainder of fiscal 2009.

Debt Financing Activities.

Bank Credit Facility -

The Company entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2008 we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest, at the option of the Company, at a variable rate equal to: (i) LIBOR plus an agreed margin (ranging from 55 to 100 basis points, as amended) which is established quarterly based upon the Company’s ratio of consolidated EBITDA to its consolidated gross indebtedness; or (ii) an alternate base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2% per annum, as amended. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company.

At June 30, 2008 the Company had $333.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at June 30, 2008 and throughout the fiscal year.

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

The Company does not have any off balance sheet debt except for operating leases. The Company does not have any transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At June 30, 2008, the Company had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $7.7 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases.

The Company did not repurchase any of its shares during the three month period ended June 30, 2008. As of June 30, 2008, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid in the three months ended June 30, 2008 and 2007 were $8.7 million and $8.4 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Land and Quarries	$5	$156
Plants	6,429	30,548
Buildings, Machinery and Equipment	1,204	421

Total Capital Expenditures	$7,638	$31,125

For fiscal 2009, we expect capital expenditures of approximately $40.0 to $50.0 milllion. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates in connection with our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2008, we had $10 million of outstanding borrowings under the amended Bank Credit Facility. There were no derivative financial instruments in place during the three month period ended June 30, 2008.

The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures

An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction has impacted, and will likely continue to adversely impact, our wallboard business. This downturn became more pronounced in mid-2007, as a result of, among other things, a decrease in liquidity and a tightening of loan standards in the residential mortgage financing markets. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or a weakening of commercial production) could have a material adverse effect on our business, financial condition and results of operations.

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

Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Significant increases in the cost of fuel, energy or raw materials or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have increased significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

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

Future terrorist attacks, and the ensuing U.S. military and other responsive actions, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have a material adverse effect on our business.

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

Item 6.	Exhibits

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on June 5, 2008, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference). (1)

10.4	Eagle Materials Inc. American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference). (1)

10.5	Eagle Materials Inc. Special Situation Program for Fiscal Year 2009 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference. (1)

10.6*	Restricted Stock Agreement dated July 29, 2008 between the Company and Mark V. Dendle. (1)

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

August 8, 2008	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

August 8, 2008	/s/ MARK V. DENDLE
Mark V. Dendle Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial and chief accounting officer)