Form 10-Q
period 2008-09-30
EAGLE MATERIALS INC
filed 2008-11-07
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2008

Commission File Number 1-12984

Eagle Materials Inc.

Delaware

(State of Incorporation)

75-2520779

(I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219

(Address of principal executive offices)

(214) 432-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒

As of November 5, 2008, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,544,038

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Gypsum Wallboard	$74,583	$88,563	$155,981	$193,390
Cement	59,317	74,922	116,081	146,372
Paperboard	20,625	21,868	40,155	42,514
Concrete and Aggregates	21,070	24,494	39,781	48,286
Other, net	3,339	616	3,739	1,138

	178,934	210,463	355,737	431,700

COSTS AND EXPENSES
Gypsum Wallboard	75,923	73,317	162,709	150,970
Cement	41,088	47,863	83,098	97,895
Paperboard	15,781	18,147	32,098	34,475
Concrete and Aggregates	19,708	20,392	36,306	40,135
Corporate General and Administrative	4,915	5,746	8,970	10,093
Interest Expense, net	8,129	4,261	16,120	7,855

	165,544	169,726	339,301	341,423

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	8,854	9,274	16,740	15,450

EARNINGS BEFORE INCOME TAXES	22,244	50,011	33,176	105,727
Income Taxes	6,599	15,473	9,701	33,664

NET EARNINGS	$15,645	$34,538	$23,475	$72,063

EARNINGS PER SHARE:
Basic	$0.36	$0.74	$0.54	$1.52

Diluted	$0.36	$0.73	$0.54	$1.50

AVERAGE SHARES OUTSTANDING:
Basic	43,480,047	46,729,756	43,451,146	47,337,065

Diluted	43,835,459	47,336,936	43,853,220	47,962,356

CASH DIVIDENDS PER SHARE:	$0.20	$0.20	$0.40	$0.40

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$17,018	$18,960
Accounts and Notes Receivable	72,682	62,949
Inventories	103,173	98,717

Total Current Assets	192,873	180,626

Property, Plant and Equipment -	1,085,942	1,079,742
Less: Accumulated Depreciation	(395,921)	(374,186)

Property, Plant and Equipment, net	690,021	705,556
Notes Receivable	7,026	7,286
Investment in Joint Venture	39,085	40,095
Goodwill and Intangible Assets	153,131	153,449
Other Assets	26,810	27,835

	$1,108,946	$1,114,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$39,286	$50,961
Federal Income Taxes Payable	347	—
Accrued Liabilities	52,277	56,315

Total Current Liabilities	91,910	107,276
Long-term Debt	400,000	400,000
Other Long-term Liabilities	86,859	84,342
Deferred Income Taxes	114,165	117,542

Total Liabilities	692,934	709,160
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;
None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,544,038 and 43,430,297 Shares, respectively	435	434
Capital in Excess of Par Value	4,255	—
Accumulated Other Comprehensive Losses	(1,368)	(1,368)
Retained Earnings	412,690	406,621

Total Stockholders’ Equity	416,012	405,687

	$1,108,946	$1,114,847

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$23,475	$72,063
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	25,794	21,435
Gain on Sale of Property, Plant and Equipment	(2,596)	—
Deferred Income Tax Provision	(4,310)	(3,254)
Stock Compensation Expense	2,641	3,298
Equity in Earnings of Unconsolidated Joint Venture	(16,740)	(15,450)
Excess Tax Benefits from Share Based Payment Arrangements	(517)	(1,235)
Distributions from Joint Venture	17,750	18,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(9,473)	903
Inventories	(4,456)	(2,365)
Accounts Payable and Accrued Liabilities	(11,774)	4,399
Other Assets	(1,070)	2,414
Income Taxes Payable	2,136	2,418

Net Cash Provided by Operating Activities	20,860	102,626

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(11,035)	(62,090)
Proceeds from Sale of Property, Plant and Equipment	3,996	—

Net Cash Used in Investing Activities	(7,039)	(62,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Long-term Debt	—	120,000
Dividends Paid to Stockholders	(17,378)	(17,987)
Purchase and Retirement of Common Stock	—	(142,074)
Proceeds from Stock Option Exercises	1,098	2,040
Excess Tax Benefits from Share Based Payment Arrangements	517	1,235

Net Cash Used in Financing Activities	(15,763)	(36,786)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,942)	3,750
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,960	17,215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,018	$20,965

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month period ended September 30, 2008, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008.

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

Long-Term Compensation Plans

Options. We granted a target number of stock options during June 2007 to certain individuals (the “Fiscal 2008 Stock Option Grant”) that may be earned, in whole or in part, if certain performance conditions are satisfied. The Fiscal 2008 Stock Option Grant will vest over a seven year period depending upon the achievement of specified levels of earnings per share and operating earnings. Options are vested as they are earned, and any options not earned at the end of the seven year period will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. Subsequent to the original grant, certain other employees that were not included in the original grant were granted options under the Fiscal 2008 Stock Option Grant. These awards vest identically to the original grant, and expire on the same day as the original grants. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2009 are as follows: annual dividend rate of 2.0%, expected volatility of 36%, risk free interest rate of 3.3% and expected life of 6.0 years. We are expensing the fair value of the options granted in fiscal 2009 over a five year period, as adjusted for expected forfeitures.

In July 2008, we granted options to members of the Board of Directors (the “Fiscal 2009 Board of Directors Grant”). Options granted under the Fiscal 2009 Board of Directors Grant vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years. In August 2008, the Compensation Committee of the Board of Directors approved an incentive equity award to certain individuals that may be earned, in whole or in part, if certain performance conditions are satisfied (the “Fiscal 2009 Stock Option Grant”). The Fiscal 2009 Stock Option Grant is structured to provide short-term incentive to address the changed circumstances in the economy and our business since the issuance of the Fiscal 2008 Stock Option Grant. The performance and vesting criteria for the Fiscal 2009 Stock Option Grant is based on the achievement of specified levels of earnings before interest, taxes, depreciation and amortization, as well as achievement of certain safety metrics for the nine month period ending March 31, 2009. The options have a term of seven years, and are vested as earned. Any awards not earned at March 31, 2009 will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2009 are as follows: annual dividend rate of 2.0%, expected volatility of 36%, risk free interest rate of 3.4% and expected life of 6.0 years. We are expensing the fair value of the Fiscal 2009 Stock Option Grant over a nine month period, as adjusted for expected forfeitures.

Stock option expense for all outstanding stock option awards totaled approximately $1.4 million and $2.2 million for the three and six month periods ended September 30, 2008, respectively, as compared to $2.3 million and $3.1 million expensed for the three and six month periods ended September 30, 2007, respectively. At September 30, 2008, there was approximately $11.3 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.7 years.

The following table represents stock option activity for the six month period ended September 30, 2008:

	Number of Shares	Weighted-Average Exercise Price
Outstanding Options at Beginning of Period	2,787,047	$34.26

Granted	912,910	$27.84

Exercised	(98,741)	$11.11

Cancelled	—	—

Outstanding Options at End of Period	3,601,216	$33.26

Options Exercisable at End of Period	1,993,945

Weighted-Average Fair Value of Options Granted during the Period	$9.07

The following table summarizes information about stock options outstanding at September 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Outstanding	Weighted-Average Exercise Price
$ 6.80 - $ 8.15	239,215	2.24	$7.57	239,215	$7.57
$ 9.57 - $ 13.43	415,024	4.03	$12.03	415,024	$12.03
$ 21.52 - $ 29.08	1,103,970	6.26	$26.06	1,099,470	$26.09
$ 34.09 - $ 40.78	416,670	4.13	$37.06	203,870	$38.47
$ 47.53 - $ 62.83	1,426,337	5.83	$48.20	36,366	$61.77

	3,601,216	5.32	$33.26	1,993,945	$22.86

At September 30, 2008, both the outstanding options and exercisable options did not have any intrinsic value. The total intrinsic value of options exercised during the three and six month periods ended September 30, 2008 was approximately $0.7 million and $1.6 million, respectively.

Restricted Stock Units. As part of the Fiscal 2009 Stock Option Grant, the same employees receiving options also received restricted stock units (“RSUs”). The vesting criteria for the RSUs are similar to those criteria for the Fiscal 2009 Stock Option Grant, and any RSUs earned will become vested one year from the date of issuance. Any RSUs not vested will be forfeited. The RSUs are being expensed over a one year period, less expected forfeitures. The value of RSUs granted in previous years is being amortized over a three year period for grants to employees and a period not to exceed ten years for grants to directors. Expense related to RSUs was approximately $0.3 million and $0.4 million for the three and six month periods ended September 30, 2008, respectively, as compared to $0.2 million and $0.3 million for the three and six month periods ended September 30, 2007, respectively.

At September 30, 2008, there was approximately $2.4 million of unearned compensation from restricted stock units that will be recognized over a weighted-average period of 1.9 years.

Restricted Stock. We granted 15,000 shares of restricted stock to an employee on June 10, 2008. The restricted stock was valued at approximately $0.5 million, based on the closing price of the stock on the date of the grant. The restrictions lapse in annual increments over a seven year period, with the expense recognized ratably over a seven year period.

Shares available for future stock option and restricted stock unit grants under existing plans were 265,120 at September 30, 2008.

(C)	PENSION AND EMPLOYEE BENEFIT PLANS

We have several defined benefit and defined contribution retirement plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned during the Period	$146	$137	$279	$266
Interest Cost of Benefit Obligations	276	241	501	450
Expected Return on Plan Assets	(279)	(315)	(559)	(560)
Recognized Net Actuarial Loss	120	27	153	66
Amortization of Prior-Service Cost	35	36	72	74

Net Periodic Pension Cost	$298	$126	$446	$296

(D)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2008
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$434
Stock Option Exercises	1

Balance at End of Period	435

Capital in Excess of Par Value –
Balance at Beginning of Period	—
Share-Based Activity	2,641
Stock Option Exercises	1,614

Balance at End of Period	4,255

Retained Earnings –
Balance at Beginning of Period	406,621
Dividends Declared to Stockholders	(17,406)
Net Earnings	23,475

Balance at End of Period	412,690

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,368)

Balance at End of Period	(1,368)

Total Stockholders’ Equity	$416,012

There were no share repurchases during the three month period ended September 30, 2008. As of September 30, 2008, we have authorization to purchase an additional 717,300 shares.

(E)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $12.4 million and $6.3 million for six month periods ended September 30, 2008 and 2007, respectively. Net payments made for federal and state income taxes during the six month periods ended September 30, 2008 and 2007, were $13.1 and $35.7 million, respectively.

(F)	COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended September 30, 2008 and 2007 was identical to net income for the same periods.

As of September 30, 2008, we had an accumulated other comprehensive loss of $1.4 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(G)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	September 30, 2008	March 31, 2008
	(dollars in thousands)
Raw Materials and Material-in-Progress	$30,599	$27,212
Gypsum Wallboard	7,999	6,823
Finished Cement	10,528	11,894
Paperboard	6,243	5,677
Aggregates	10,180	11,229
Repair Parts and Supplies	34,642	32,233
Fuel and Coal	2,982	3,649

	$103,173	$98,717

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
Weighted-Average Shares of Common Stock Outstanding	43,480,047	46,729,756	43,451,156	47,337,065
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	963,402	1,401,091	1,024,452	1,399,499
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(659,248)	(861,451)	(667,874)	(841,871)
Restricted Shares	51,258	67,540	45,496	67,663

Weighted-Average Common and Common Equivalent Shares Outstanding	43,835,459	47,336,936	43,853,220	47,962,356

Shares Excluded Due to Anti-dilution effects	2,291,192	1,513,812	2,067,100	1,258,278

(I)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2008	March 31, 2008
	(dollars in thousands)
Payroll and Incentive Compensation	$9,764	$15,372
Benefits	12,772	10,979
Interest	10,391	10,391
Insurance	5,528	5,673
Other	13,822	13,900

	$52,277	$56,315

(J)	CREDIT FACILITIES

Long-term debt consists of the following:

	As of
	September 30, 2008	March 31, 2008
	(dollars in thousands)
Bank Credit Facility	$—	$—
Senior Notes	400,000	400,000

	$400,000	$400,000

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

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2008, we had $7.0 million of letters of credit outstanding.

At September 30, 2008, the Company had $343.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

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

Interest for each tranche of Notes is payable semi-annually on May 15th and November 15th of each year until all principal is paid for the respective tranche.

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

Interest for each tranche of Notes is payable semi-annually on April 2nd and October 2nd of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at September 30, 2008.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenues -
Gypsum Wallboard	$74,583	$88,563	$155,981	$193,390
Cement	85,741	101,140	172,050	198,231
Paperboard	34,800	35,124	68,600	69,909
Concrete and Aggregates	21,341	24,845	40,277	48,966
Other, net	3,339	616	3,739	1,138

Sub-total	219,804	250,288	440,647	511,634
Less: Intersegment Revenues	(16,381)	(16,370)	(32,792)	(32,906)
Less: Joint Venture	(24,489)	(23,455)	(52,118)	(47,028)

Net Revenues	$178,934	$210,463	$355,737	$431,700

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$1,935	$2,763	$3,851	$4,831
Paperboard	14,175	13,256	28,445	27,395
Concrete and Aggregates	271	351	496	680

	$16,381	$16,370	$32,792	$32,906

Cement Sales Volume (M Tons) -
Wholly –owned Operations	584	753	1,140	1,458
Joint Venture	246	255	525	513

	830	1,008	1,665	1,971

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Operating Earnings (Loss)-
Gypsum Wallboard	$(1,340)	$15,246	$(6,728)	$42,420
Cement	27,083	36,333	49,723	63,927
Paperboard	4,844	3,721	8,057	8,039
Concrete and Aggregates	1,362	4,102	3,475	8,151
Other, net	3,339	616	3,739	1,138

Sub-total	35,288	60,018	58,266	123,675
Corporate General and Administrative	(4,915)	(5,746)	(8,970)	(10,093)

Earnings Before Interest and Income Taxes	30,373	54,272	49,296	113,582
Interest Expense, net	(8,129)	(4,261)	(16,120)	(7,855)

Earnings Before Income Taxes	$22,244	$50,011	33,176	$105,727

Cement Operating Earnings -
Wholly –owned Operations	$18,229	$27,059	$32,983	$48,477
Joint Venture	8,854	9,274	16,740	15,450

	$27,083	$36,333	$49,723	$63,927

Capital Expenditures (1) -
Gypsum Wallboard	$170	$22,774	$2,992	$51,002
Cement	2,726	6,601	6,673	7,942
Paperboard	236	264	398	897
Concrete and Aggregates	258	1,203	965	2,126
Other	7	123	7	123

	$3,397	$30,965	$11,035	$62,090

Depreciation, Depletion and Amortization (1) -
Gypsum Wallboard	$5,831	$4,195	$11,673	$8,361
Cement	3,688	3,223	7,124	6,418
Paperboard	2,268	2,128	4,529	4,238
Concrete and Aggregates	1,054	993	2,014	1,994
Other, net	231	214	454	424

	$13,072	$10,753	$25,794	$21,435

	As of
	September 30, 2008	March 31, 2008
	(dollars in thousands)
Identifiable Assets (1) -
Gypsum Wallboard	$504,378	$516,706
Cement	333,143	320,869
Paperboard	166,228	174,071
Concrete and Aggregates	64,682	62,410
Corporate and Other	40,515	40,791

	$1,108,946	$1,114,847

(1)	Basis conforms with equity method accounting.

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

	As of
	September 30, 2008	March 31, 2008
	(dollars in thousands)
Gypsum Wallboard	$116,618	$116,618
Cement	8,359	8,359
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at September 30, 2008 for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2009, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenues	$45,581	$44,972	$97,975	$90,491
Gross Margin	$19,033	$19,803	$36,211	$33,356
Earnings Before Income Taxes	$17,708	$18,547	$33,481	$30,900

	As of
	September 30, 2008	March 31, 2008
	(dollars in thousands)
Current Assets	$49,505	$47,632
Non-Current Assets	$43,253	$45,964
Current Liabilities	$15,441	$14,369

(L)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2008, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended September 30,		As of and For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Accrual Balances at Beginning of Period	$5,236	$5,760	$5,673	$5,582
Insurance Expense Accrued	1,045	759	1,728	1,772
Payments	(753)	(592)	(1,873)	(1,427)

Accrual Balance at End of Period	$5,528	$5,927	$5,528	$5,927

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or results of operations. We currently have no outstanding guarantees.

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

If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by us of approximately $27.6 million, plus penalties of $5.7 million and applicable interest. Moreover, for taxable years subsequent to fiscal 2003, we also claimed depreciation deductions with respect to the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes of approximately $37.0 million, plus applicable interest and possible civil penalties of approximately $22.8, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $15.6 million would be owed by us for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained. The IRS examination of federal income tax returns for fiscal years ended March 31, 2004, 2005 and 2006 is currently in process.

We paid the IRS a deposit of approximately $45.8 million during November 2007, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest, to avoid additional imposition of the large corporate tax underpayment interest rates. In the event we reach a settlement with the IRS through the appeals process or in the courts, we will reverse any accrued interest and penalties in excess of the settlement through the consolidated Statement of Earnings.

On December 7, 2007, we filed an administrative appeal of the IRS’s proposed adjustments. We believe we have a substantive basis for our tax position and intend to vigorously pursue the appeal and, if necessary, resort to the courts for a final determination. Our appeal is currently scheduled to be heard by the end of the calendar year. We anticipate that, even if the process is further delayed, the appeal most likely will still be heard prior to the end of our fiscal year. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

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

(M)	NET INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(52)	$(115)	$(78)	$(189)
Interest Expense	6,306	3,835	12,799	6,809
Interest Expense – IRS	1,750	2,023	3,149	3,866
Other Expenses	125	110	250	220
Interest Capitalized	—	(1,592)	—	(2,851)

Interest Expense, net	$8,129	$4,261	$16,120	$7,855

Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility and commitment fees based on the unused portion of the Bank Credit Facility. Interest expense – IRS includes interest accrued on our unrecognized tax benefits in accordance with FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes”. Other expenses include amortization of debt issuance costs and bank credit facility costs. Interest capitalized during the three and six month periods ended September 30, 2007 related to the construction of a new wallboard facility by American Gypsum Company, which was completed in December 2007.

(N)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three month period ended September 30, 2008 was 29.7%. The effective tax rate for the six month period ended September 30, 2008 was 29.3%, which is also the estimated overall tax rate for the full fiscal year 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended September 30, 2008 and 2007, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

We operate in cyclical commodity businesses that are directly related to the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in each such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 400 miles by rail. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. The cost of fuel and power used in our manufacturing facilities is anticipated to trend upwards in the future.

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables report by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
REVENUES
Gypsum Wallboard	$74,583	$88,563	$155,981	$193,390
Cement (1)	85,741	101,140	172,050	198,231
Paperboard	34,800	35,124	68,600	69,909
Concrete and Aggregates	21,341	24,845	40,277	48,966
Other, net	3,339	616	3,739	1,138

Sub-total	219,804	250,288	440,647	511,634
Less: Intersegment Revenues	(16,381)	(16,370)	(32,792)	(32,906)
Less Joint Venture Revenues	(24,489)	(23,455)	(52,118)	(47,028)

Total	$178,934	$210,463	$355,737	$431,700

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
OPERATING EARNINGS (2)
Gypsum Wallboard	$(1,340)	$15,246	$(6,728)	$42,420
Cement (1)	27,083	36,333	49,723	63,927
Paperboard	4,844	3,721	8,057	8,039
Concrete and Aggregates	1,362	4,102	3,475	8,151
Other, net	3,339	616	3,739	1,138

Total	$35,288	$60,018	58,266	$123,675

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.
(2)	Prior to Corporate General and Administrative expenses.

Operating Earnings.

Consolidated operating earnings decreased 41% and 53% during the three and six month periods ended September 30, 2008, respectively, as compared to similar periods ended September 30, 2007. While operating earnings decreased for all of our segments except paperboard, the majority of the decrease was in the gypsum wallboard segment, which declined by approximately $16.6 million, or 109%, in the second quarter of fiscal 2009 as compared to fiscal 2008, and by $49.1 million, or 116% for the six month period ended September 30, 2008 as compared to the six month period ended September 30, 2007. The decrease in the Gypsum Wallboard division was due primarily to lower average net sales prices and increased manufacturing costs, primarily due to higher average natural gas rates and freight costs related to increases in diesel fuel costs. Cement operating earnings declined by 25% and 22% during the three and six month periods ended September 30, 2008, respectively, as compared to the same period in fiscal 2007, primarily due to reduced sales volumes, particularly in the Illinois and Nevada markets.

Other Income.

Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Included in other income for the three month period ended September 30, 2008 is approximately $2.6 million relating to a gain on the sale of railcars by our gypsum wallboard division.

Corporate Overhead.

Corporate general and administrative expenses decreased 15% and 11% for the three and six months periods ended September 30, 2008, respectively, as compared to the similar periods in 2007, due primarily to decreased incentive compensation costs.

Net Interest Expense.

Net interest expense increased $3.9 million and $8.3 million for the three and six month periods ended September 30, 2008, respectively, as compared to the similar periods in 2007. The increase in expense is related primarily to the increased borrowings in connection with the $200 million private placement, which closed in October 2007 and, to a lesser extent, the accrual of interest expense on our unrecognized tax benefits that are in dispute pending our tax audit. Additionally, interest expense in fiscal 2008 was positively impacted by the capitalization of interest related to the construction of our gypsum wallboard plant in Georgetown, S.C. This plant was completed in December 2007, at which time we ceased capitalizing interest.

Income Taxes.

As of September 30, 2008, the effective tax rate for fiscal 2009 was 29%, as compared to 32% for fiscal 2008. The expected tax rate the full fiscal year 2009 is estimated to be 29%, as compared to 32% for fiscal 2008.

Net Income.

Pre-tax earnings of $22.2 million and $33.2 million for the three and six month periods ended September 30, 2008 respectively, were 56% and 69% lower, than last year’s pre-tax earnings of $50.0 million and $105.7 million. Net earnings of $15.6 million decreased 55% from net earnings of $34.5 million for last year’s same quarter. Diluted earnings per share of $0.36 were 51% lower than the $0.73 for last year’s same quarter. Year-to-date net earnings and diluted earnings per share of $23.5 million and $0.54, respectively, were down 68% and 64%, respectively, from last year’s year to date amounts.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended September 30,		Percentage Change	For the Six Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, as reported	$74,583	$88,563	(16)%	$155,981	$193,390	(19)%
Freight and Delivery Costs billed to customers	(19,933)	(21,126)	(6)%	(43,636)	(43,676)	—

Net Revenues	$54,650	$67,437	(19)%	$112,345	$149,714	(25)%

Sales Volume (MMSF)	556	612	(9)%	1,202	1,254	(4)%
Average Net Sales Price (1)	$98.37	$110.22	(11)%	$93.48	$119.43	(22)%
Freight (MSF)	$35.88	$34.52	4%	$36.30	$34.83	4%
Operating Margin (MSF)	$(2.41)	$24.91	(110)%	$(5.60)	$33.83	117%
Operating Earnings (Loss)	$(1,340)	$15,246	(109)%	$(6,728)	$42,420	(116)%

(1)	Net of freight per MSF.

Revenues.

Revenues declined 16% and 19% for the three and six month periods ended September 30, 2008, respectively, as compared to the three and six month periods ended September 30, 2007, primarily due to the reduction in average sales price of 11% and 22%, respectively, during fiscal 2008. Revenue was also adversely impacted by declines of 9% and 4% in sales volumes during the three and six month periods in fiscal 2009, respectively, as compared to fiscal 2008. The decline in sales volume was partially offset by the startup of our Georgetown, South Carolina production facility in December 2007. The contraction of the residential housing market, which typically comprises 50% of the demand for gypsum wallboard, has resulted in decreased opportunities and downward pressure on pricing.

Operating Margins.

The decline in operating margins for the both the three and six month periods ended September 30, 2008 is due primarily to the reductions in average net sales price as compared to similar periods in 2007, coupled with declining sales volumes during both periods. Also, increased freight, depreciation and manufacturing costs, namely paper and natural gas, contributed to the negative operating earnings for the three and six month periods ended September 30, 2008.

CEMENT OPERATIONS (1)

	For the Three Months Ended September 30,		Percentage Change	For the Six Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including Intersegment and joint venture	$85,741	$101,140	(15)%	$172,049	$198,231	(13)%
Freight and Delivery Costs billed to customers	(5,222)	(4,684)	11%	(10,064)	(9,059)	11%

Net Revenues	$80,519	$96,456	(17)%	$161,985	$189,172	(14)%

Sales Volume (M Tons)	830	1,008	(18)%	1,665	1,971	(16)%
Average Net Sales Price	$97.12	$95.68	2%	$97.32	$95.97	1%
Operating Margin	$32.62	$36.04	(9)%	$29.89	$32.43	(8)%
Operating Earnings	$27,083	$36,333	(25)%	$49,723	$63,927	(22)%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

Revenues.

The decrease in revenues is due primarily to decreased sales volume, offset slightly by an increase in the average sales price for the three and six month periods ended September 30, 2008, as compared to September 30, 2007. Purchased cement sales volumes totaled 134,000 tons and 301,000 tons sold for the three and six month periods ended September 30, 2008, respectively, which is a decline of 18% and 16% from purchased cement sales volumes for the three and six month periods ended September 30, 2007, respectively. The decrease in sales volume is primarily related to our Illinois and Nevada markets. The Illinois market has been impacted by poor weather and general economic slowdown, while the northern Nevada market has been impacted by the residential slowdown as well as the stagnant economic environment in northern California.

Operating Margins.

Operating margins declined during the three and six month periods ended September 30, 2008 as compared to 2007 primarily due to lower sales volumes, coupled with increased manufacturing costs. The increase in manufacturing costs during the fiscal second quarter ended September 30, 2008 as compared to 2007 was primarily due to increased in fuel and power costs, as well as increased purchase cement costs. Manufacturing costs increased during the six month period ended September 30, 2008 as compared to 2007 primarily due to increased fuel, parts, supply and services expenses, plus increases in purchased cement cost.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended September 30,		Percentage Change	For the Six Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegment	$34,800	$35,124	(1)%	$68,601	$69,909	(2)%
Freight and Delivery Costs billed to customers	(839)	(553)	52%	(1,403)	(1,254)	12%

Net Revenues	$33,961	$34,571	(2)%	$67,198	$68,655	(2)%

Sales Volume (M Tons)	67	72	(7)%	134	143	(6)%
Average Net Sales Price	$505.83	$476.26	6%	$502.22	$478.75	5%
Operating Margin	$72.30	$51.68	40%	$60.13	$56.22	7%
Operating Earnings	$4,844	$3,721	30%	$8,057	$8,039	—

Revenues.

Revenues decreased 2% during both the three and six month periods ended September 30, 2008 as compared to the similar periods in the prior year primarily due decreased sales volumes, offset slightly by increased average net sales prices. During the three and six month periods ended September 30, 2008, sales of gypsum paper comprised 64% and 65%, respectively, of total paper sales, compared to 73% and 76% of total paper sales for the three and six month periods ended September 30, 2007, respectively. Despite the decline in wallboard consumption, paperboard sales to our gypsum wallboard division were relatively flat during the three and six month periods ended September 30, 2008 as compared to similar periods in 2007, primarily due to the addition of our gypsum wallboard plant in Georgetown, South Carolina, which began production in December 2007.

Operating Margins.

Our operating margin increased 40% during the three month period ended September 30, 2008 as compared to 2007 primarily due to an increase in the average sales price, as well as decreased fiber and maintenance costs and lower selling, general and administrative costs. The decrease in fiber costs is primarily due to a change in product mix as well as decreases in fiber pricing. Operating margins increased during the six month period ended September 30, 2008 primarily due to increased average sales prices, offset slightly by lower average sales volume and increased production costs, namely electricity and natural gas, as compared to the six month periods ended September 30, 2007.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended September 30,		Percentage Change	For the Six Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegment	$21,342	$24,845	(14)%	$40,277	$48,966	(18)%
Sales Volume -
M Cubic Yards of Concrete	180	220	(18)%	357	430	(17)%
M Tons of Aggregates	1,302	1,178	11%	2,100	2,341	(10)%
Average Sales Price -
Concrete – Per Cubic Yard	$73.24	$75.44	(3)%	$73.76	$75.32	(2)%
Aggregates – Per Ton	$6.21	$7.02	(12)%	$6.61	$7.08	(7)%
Operating Earnings	$1,362	$4,102	(67)%	$3,475	$8,151	(57)%

Revenues.

Revenues decreased during the six month period ended September 30, 2008 as compared to the similar period in 2007 primarily due to a reduction in sales volumes, coupled with lower average sales prices of both concrete and aggregates. Revenues decreased during the second quarter of fiscal 2009 as compared to fiscal 2008 primarily due to decreased sales volumes for concrete and decreased net sales prices for both concrete and aggregates.

Operating Earnings.

Operating earnings decreased during the three and six month periods ended September 30, 2008 as compared to the similar periods in 2007 primarily due to lower sales volumes for concrete and a change in sales mix of aggregates to lower margin road base, which comprised approximately 50% of total inventory sold in fiscal 2009 as compared to approximately 27% in fiscal 2008.

GENERAL OUTLOOK

The current downturn in residential construction continues to have an adverse impact on our expected fiscal 2009 operating results. The downturn in the residential housing market, despite variances from region to region, has negatively impacted the entire industry by reducing the demand for gypsum wallboard nationwide. Wallboard consumption for the first nine months of calendar 2008, as reported by the Gypsum Association, decreased 16% from the first nine months of calendar 2007, and we expect wallboard consumption to remain soft through March 31, 2009. This reduction, coupled with the addition of new wallboard capacity, has had the largest impact on the east coast, and resulted in decreased pricing throughout the first nine months of calendar 2008. The price increases implemented during the calendar third quarter are expected to partially offset the impact of lower sales volume during the rest of fiscal year 2009. Industry utilization was estimated to be approximately 65% during this period, and we estimate that average industry capacity utilization will be below 65% for the remainder of our fiscal year ending March 31, 2009.

Worldwide demand for cement continues to remain strong; however, U.S. demand for cement declined approximately 14% for the first eight months of calendar year 2008 as compared to calendar 2007. The U.S. cement industry continues to reduce imports of foreign cement while supplementing regional supply/demand imbalances with cement from other regional markets. Cement demand in most U.S. regions continues to be impacted by decreasing residential housing construction and the softening commercial construction market, which will hinder cement consumption during the remainder of fiscal year 2009. The underlying demand remains high in several of the markets served by our cement plants due to substantial infrastructure spending, along with the strong non-residential market; however, non-residential is expected to slow during calendar 2009 as many of the current projects are completed. We do not expect to receive price increases for the remainder of calendar 2008.

Low wallboard demand caused by the reduction in residential construction is expected to continue to adversely impact our recycled paperboard operations throughout fiscal 2009. Sales of gypsum paper comprised approximately 65% of total paper sales for the first six months of fiscal 2009 as compared to approximately 75% during the same period in 2008; however, the addition of our Georgetown, South Carolina wallboard plant has kept paperboard sales to our gypsum wallboard division steady at approximately 35% of total tons sold. The lower external sales volume of gypsum paper is expected to continue during fiscal 2009, but we have developed opportunities for sales in new markets and we continue to supply product to the high performance containerboard market. These supplemental product lines will reduce the impact of the eroding housing market while providing a positive contribution to the recycled paperboard operation. We continue to closely monitor the price and consumption of fiber, electricity and natural gas as these costs comprise a significant portion of our total production costs.

We expect aggregate and concrete sales volumes to be depressed throughout the remainder of calendar year 2008 in both of our markets as both residential and infrastructure spending remain soft.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2008	2007
	(dollars in thousands)
Net Cash Provided by Operating Activities	$20,860	$102,626
Investing Activities:
Capital Expenditures	(11,035)	(62,090)
Proceeds from Sale of Property, Plant and Equipment	3,996	—

Net Cash Used in Investing Activities	(7,039)	(62,090)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	517	1,235
Increase in Notes Payable	—	120,000
Purchase and Retirement of Common Stock	—	(142,074)
Dividends Paid	(17,378)	(17,987)
Proceeds from Stock Option Exercises	1,098	2,040

Net Cash Used in Financing Activities	(15,763)	(36,786)

Net (Decrease) Increase in Cash	$(1,942)	$3,750

The $81.8 million decrease in cash flows from operating activities for the six month period ended September 30, 2008 as compared to 2007 was largely attributable to decreased earnings, increased accounts receivable and inventories and decreased accounts payable. The decrease in accounts payable is principally due to the accrual of approximately $11.4 million related to outstanding share repurchases at September 30, 2007.

Working capital at September 30, 2008 was $100.9 million, compared to $73.3 million at March 31, 2008, primarily due to increased accounts receivable and inventory, and decreased accounts payable and accrued expenses.

Total debt remained consistent at $400.0 million at September 30, 2008. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio at September 30, 2008, was 49.1% and 48.0%, respectively, compared to 49.6% and 48.4%, respectively, at March 31, 2008.

The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. The IRS issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”). In connection with the Notice of Proposed adjustment, the Company has paid a deposit, pending the outcome of our appeal, of approximately 45.8 million during November 2007, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest.

Additionally, the IRS has begun its examination of our tax returns for fiscal years ended March 31, 2004, 2005 and 2006. During these years under audit, we claimed depreciation deductions with respect to the Republic Assets as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment issued during the examination of the fiscal 2001, 2002 and 2003 tax years, additional federal taxes of approximately $37.0 million, plus applicable interest and penalties of approximately $22.8 million could be assessed by the IRS for fiscal years 2004 through 2007. Additionally, state income taxes, penalties and interest of approximately $15.6 million would be owed by us if the IRS’s position is ultimately sustained. We are currently in the IRS administrative appeals process, the duration of which is uncertain. Based on the eventual outcome of the appeals process, we may make a further deposit in the amount noted during the course of the administrative appeal to minimize the impact of any future interest expense in the event the IRS position is ultimately sustained. See Footnote (L) of the Unaudited Consolidated Financial Statements for additional information.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment at September 30, 2008. That impairment test was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2009, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Based on our financial condition and results of operations as of and for the three and six month periods ended September 30, 2008, along with the projected net earnings for the remainder of fiscal 2009, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, declared dividends and capital expenditures through the end of fiscal 2009. We were in compliance at September 30, 2008 and during the three and six month periods ended September 30, 2008.

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

At September 30, 2008, the Company had $343.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility we are required to adhere to a number of financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at September 30, 2008.

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

We may, from time to time, purchase our outstanding debt for cash in open market purchases, privately negotiated transactions or pursuant to offers made to the holders of such debt. We will evaluate any such transaction in light of market conditions prevailing at the time, taking into account our liquidity, our future debt service requirements and our requirement for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

The Company does not have any off balance sheet debt except for operating leases. The Company does not have any transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At September 30, 2008, the Company had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $7.7 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases.

The Company did not repurchase any of its shares during the three month period ended September 30, 2008. As of September 30, 2008, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2008	2007
	(dollars in thousands)
Land and Quarries	$296	$156
Plants	8,898	58,764
Buildings, Machinery and Equipment	1,841	3,170

Total Capital Expenditures	$11,035	$62,090

For fiscal 2009, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Dividends.

Dividends paid in the six month periods ended September 30, 2008 and 2007 were $17.4 million and $18.0 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates in connection with our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At September 30, 2008, there were no outstanding borrowings under the amended Bank Credit Facility. There were no derivative financial instruments in place during the three month period ended September 30, 2008.

The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by periodically entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures

An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We are affected by the level of demand in the construction industry, which is currently experiencing a significant downturn.

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction has impacted, and will likely continue to adversely impact, our wallboard business. This downturn became more pronounced in mid-2007, as a result of, among other things, a decrease in liquidity and a tightening of loan standards in the residential mortgage financing markets. In 2008, similar trends have emerged in commercial construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or a weakening of commercial production) could have a material adverse effect on our business, financial condition and results of operations.

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

A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including any downturns in the residential or commercial construction industries, have the potential of adversely affecting demand for our products. Furthermore, additions to the production capacity of industry participants, particularly in the gypsum wallboard industry, have the potential of creating an imbalance between supply and demand, which could adversely affect the prices at which we sell our products and adversely affect the collectability of our receivable. In general, any further downturns in the industries to which we sell our products or any further increases in capacity in the gypsum wallboard, paperboard and cement industries could have a material adverse effect on our business, financial condition and results of operations.

Volatility and disruption of financial markets could negatively impact our customers and therefore our results of operations.

Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations.

Volatility and disruption of financial markets could affect access to credit.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company.

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

The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the industry’s production capacity for products such as gypsum wallboard or cement may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

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

Major cost components in each of our businesses are the cost of fuel, energy and raw materials. Significant increases in the cost of fuel, energy or raw materials or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for fuel and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have fluctuated significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

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

The value of investments are influenced by economic and market conditions.

The current economic environment could negatively impact the fair value of pension assets, which could increase future funding requirements of the pension trusts.

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

The disclosure required under this Item is included in Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference

Item 4.	Submission of Materials to a Vote of Security Holders

On August 6, 2008, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Laurence E. Hirsch, Michael R. Nicolais and Richard R. Stewart were elected to the Board of Directors by the holders of our Common Stock, par value $0.01 per share, to serve until the 2011 Annual Meeting of Stockholders. Also, at the Annual Meeting a proposal to ratify the appointment by our Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending March 31, 2009 was approved by the holders of our Common Stock. Voting results for the director nominees and the proposal are summarized as follows:

	Number of Shares Common Stock			Broker Non-Votes
Director Nominee	For	Withhold Authority
Laurence E. Hirsch	35,405,219	474,731		—
Michael R. Nicolais	35,213,638	666,312		—
Richard R. Stewart	35,349,542	530,408		—

	Number of Shares of Common Stock			Broker Non-Votes
Proposal	For	Against	Abstain
Ratification of Ernst & Young LLP as the Independent Auditors	35,383,696	161,113	335,141	—

F. William Barnett, O.G. Dagnan and David W. Quinn continue as directors with a term expiring in 2009. Robert L. Clarke, Frank W. Maresh and Steven R. Rowley continue as directors with a term expiring in 2010.

Item 6.	Exhibits

10.1*	Form of Non-Qualified Stock Option Agreement (August 2008 grant). (1)

10.2*	Form of Restricted Stock Unit Agreement (August 2008 grant). (1)

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

November 7, 2008	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer (principal executive officer)

November 7, 2008	/s/ MARK V. DENDLE
Mark V. Dendle
Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial and chief accounting officer)