Form 10-Q
period 2008-12-31
EAGLE MATERIALS INC
filed 2009-02-06
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 5, 2009, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,554,826

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2008

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
REVENUES
Gypsum Wallboard	$61,393	$73,371	$217,374	$266,761
Cement	45,874	57,697	161,955	204,069
Paperboard	15,555	19,433	55,710	61,947
Concrete and Aggregates	14,901	22,148	54,682	70,434
Other, net	106	356	3,845	1,494

	137,829	173,005	493,566	604,705

COSTS AND EXPENSES
Gypsum Wallboard	58,593	66,493	221,302	217,463
Cement	32,544	40,951	115,642	138,846
Paperboard	11,517	14,217	43,615	48,692
Concrete and Aggregates	14,495	19,013	50,801	59,148
Corporate General and Administrative	5,140	4,300	14,110	14,393
Interest Expense, net	7,671	5,811	23,791	13,666

	129,960	150,785	469,261	492,208

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	8,681	9,854	25,421	25,304

EARNINGS BEFORE INCOME TAXES	16,550	32,074	49,726	137,801
Income Taxes	5,291	9,615	14,992	43,279

NET EARNINGS	$11,259	$22,459	$34,734	$94,522

EARNINGS PER SHARE:
Basic	$0.26	$0.51	$0.80	$2.07

Diluted	$0.26	$0.50	$0.79	$2.05

AVERAGE SHARES OUTSTANDING:
Basic	43,517,844	44,019,262	43,473,363	46,227,109

Diluted	43,826,789	44,596,051	43,869,479	46,834,390

CASH DIVIDENDS PER SHARE:	$0.10	$0.20	$0.50	$0.60

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2008	March 31, 2008

	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$47,824	$18,960
Accounts and Notes Receivable	50,614	62,949
Inventories	102,246	98,717

Total Current Assets	200,684	180,626

Property, Plant and Equipment -	1,086,826	1,079,742
Less: Accumulated Depreciation	(407,514)	(374,186)

Property, Plant and Equipment, net	679,312	705,556
Notes Receivable	6,828	7,286
Investment in Joint Venture	38,016	40,095
Goodwill and Intangible Assets	152,971	153,449
Other Assets	27,115	27,835

	$1,104,926	$1,114,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$25,140	$50,961
Federal Income Taxes Payable	2,470	—
Accrued Liabilities	46,909	56,315

Total Current Liabilities	74,519	107,276
Long-term Debt	400,000	400,000
Other Long-term Liabilities	88,521	84,342
Deferred Income Taxes	116,648	117,542

Total Liabilities	679,688	709,160

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,548,826 and 43,430,297 Shares, respectively	435	434
Capital in Excess of Par Value	6,576	—
Accumulated Other Comprehensive Losses	(1,368)	(1,368)
Retained Earnings	419,595	406,621

Total Stockholders’ Equity	425,238	405,687

	$1,104,926	$1,114,847

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$34,734	$95,856
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	38,533	32,354
Gain on Sale of Property, Plant and Equipment	(2,596)	—
Deferred Income Tax Provision	(1,827)	(6,777)
Stock Compensation Expense	4,839	4,814
Equity in Earnings of Unconsolidated Joint Venture	(25,421)	(25,304)
Excess Tax Benefits from Share Based Payment Arrangements	(603)	(1,235)
Distributions from Joint Venture	27,500	30,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	12,793	24,993
Inventories	(3,529)	(7,090)
Accounts Payable and Accrued Liabilities	(25,788)	(23,706)
Other Assets	(1,434)	(901)
Income Taxes Payable	4,862	(21,499)

Net Cash Provided by Operating Activities	62,063	101,505

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(12,846)	(75,937)
Proceeds from Sale of Property, Plant and Equipment	3,996	—

Net Cash Used in Investing Activities	(8,850)	(75,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Long-term Debt	—	200,000
Dividends Paid to Stockholders	(26,087)	(26,793)
Purchase and Retirement of Common Stock	—	(153,445)
Proceeds from Stock Option Exercises	1,135	2,040
Excess Tax Benefits from Share Based Payment Arrangements	603	1,235

Net Cash (Used in) Provided by Financing Activities	(24,349)	23,037

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,864	48,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,960	17,215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,824	$65,820

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2008

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2008, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008.

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

Long-Term Compensation Plans

Options. We granted a target number of stock options during June 2007 to certain individuals (the “Fiscal 2008 Stock Option Grant”) that may be earned, in whole or in part, if certain performance conditions are satisfied. The Fiscal 2008 Stock Option Grant will vest over a seven year period depending upon the achievement of specified levels of earnings per share and operating earnings. Options are vested as they are earned, and any options not earned at the end of the seven year period will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. Certain other employees that were not included in the original grant were granted options under the Fiscal 2008 Stock Option Grant during the first quarter of fiscal 2009. These awards vest identically to the original grant, and expire on the same day as the original grants. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2009 are as follows: annual dividend rate of 2.0%, expected volatility of 36%, risk free interest rate of 3.3% and expected life of 6.0 years. We are expensing the fair value of the options granted in fiscal 2009 over a five year period, as adjusted for expected forfeitures.

In July 2008, we granted options to members of the Board of Directors (the “Fiscal 2009 Board of Directors Grant”). Options granted under the Fiscal 2009 Board of Directors Grant vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years. In August 2008, the Compensation Committee of the Board of Directors approved an incentive equity award to certain individuals that may be earned, in whole or in part, if certain performance conditions are satisfied (the “Fiscal 2009 Stock Option Grant”). The Fiscal 2009 Stock Option Grant is structured to provide short-term incentives to address the changed circumstances in the economy and our business since the issuance of the Fiscal 2008 Stock Option Grant. The performance and vesting criteria for the Fiscal 2009 Stock Option Grant is based on the achievement of specified levels of earnings before interest, taxes, depreciation and amortization, as well as achievement of certain safety metrics for the nine month period ending March 31, 2009. The options have a term of seven years, and are vested as earned. Any awards not earned at March 31, 2009 will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards granted in fiscal 2009 are as follows: annual dividend rate of 2.0%, expected volatility of 36%, risk free interest rate of 3.4% and expected life of 6.0 years. We are expensing the fair value of the Fiscal 2009 Stock Option Grant over a nine month period, as adjusted for expected forfeitures.

Stock option expense for all outstanding stock option awards totaled approximately $1.7 million and $3.9 million for the three and nine month periods ended December 31, 2008, respectively, as compared to $1.1 million and $4.5 million expensed for the three and nine month periods ended December 31, 2007, respectively. At December 31, 2008, there was approximately $8.6 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.3 years.

The following table represents stock option activity for the nine month period ended December 31, 2008:

	Number of Shares	Weighted-Average Exercise Price
Outstanding Options at Beginning of Period	2,787,047	$34.26
Granted	912,910	$27.84
Exercised	(104,241)	$11.01
Cancelled	—	—

Outstanding Options at End of Period	3,595,716	$33.30

Options Exercisable at End of Period	1,387,945

Weighted-Average Fair Value of Options Granted during the Period	$9.07

The following table summarizes information about stock options outstanding at December 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 6.80 - $ 8.15	237,215	1.99	$7.57	237,215	$7.57
$ 9.57 - $ 13.43	411,524	3.80	$12.05	411,524	$12.05
$ 21.52 - $ 29.08	1,103,970	6.01	$26.08	492,970	$25.33
$ 34.09 - $ 40.78	416,670	4.65	$37.06	209,870	$38.50
$ 47.53 - $ 62.83	1,426,337	5.58	$48.20	36,366	$61.77

	3,595,716	5.16	$33.30	1,387,945	$21.30

At December 31, 2008, both the outstanding options and exercisable options did not have any intrinsic value. The total intrinsic value of options exercised during the three and nine month periods ended December 31, 2008 was approximately $0.1 million and $1.7 million, respectively.

Restricted Stock Units. As part of the Fiscal 2009 Stock Option Grant, the same employees receiving options also received restricted stock units (“RSUs”). The vesting criteria for the RSUs are similar to those criteria for the Fiscal 2009 Stock Option Grant, and any RSUs earned will become vested one year from the date of issuance. Any RSUs not vested will be forfeited. The RSUs are being expensed over a one year period, less expected forfeitures. The value of RSUs granted in previous years is being amortized over a three year period for grants to employees and a period not to exceed ten years for grants to directors. Expense related to RSUs was approximately $0.4 million and $0.8 million for the three and nine month periods ended December 31, 2008, respectively, as compared to $0.2 million and $0.5 million for the three and nine month periods ended December 31, 2007, respectively.

At December 31, 2008, there was approximately $1.5 million of unearned compensation from restricted stock units that will be recognized over a weighted-average period of 2.2 years.

Restricted Stock. We granted 15,000 shares of restricted stock to an employee on June 10, 2008. The restricted stock was valued at approximately $0.5 million, based on the closing price of the stock on the date of the grant. The restrictions lapse in annual increments over a seven year period, with the expense recognized ratably over a seven year period.

Shares available for future stock option and restricted stock unit grants under existing plans were 265,120 at December 31, 2008.

(C)	PENSION AND EMPLOYEE BENEFIT PLANS

We have several defined benefit and defined contribution retirement plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned during the Period	$140	$133	$419	$399
Interest Cost of Benefit Obligations	250	225	751	675
Expected Return on Plan Assets	(280)	(280)	(839)	(840)
Recognized Net Actuarial Loss	77	33	230	99
Amortization of Prior-Service Cost	36	37	108	111

Net Periodic Pension Cost	$223	$148	$669	$444

(D)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2008
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$434
Stock Option Exercises	1

Balance at End of Period	435

Capital in Excess of Par Value –
Balance at Beginning of Period	—
Share-Based Activity	1,737
Stock Option Exercises	4,839

Balance at End of Period	6,576

Retained Earnings –
Balance at Beginning of Period	406,621
Dividends Declared to Stockholders	(21,760)
Net Earnings	34,734

Balance at End of Period	419,595

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(1,368)

Balance at End of Period	(1,368)

Total Stockholders’ Equity	$425,238

There were no share repurchases during the three month period ended December 31, 2008. As of December 31, 2008, we have authorization to purchase an additional 717,300 shares.

(E)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $24.4 million and $15.4 million for nine month periods ended December 31, 2008 and 2007, respectively. Net payments made for federal and state income taxes during the nine month periods ended December 31, 2008 and 2007, were $13.1 and $69.5 million, respectively. The payments made during the nine month period ended December 31, 2007 include approximately $33.3 million related to an exam by the Internal Revenue Service, which is discussed in Footnote (L) of the Unaudited Consolidated Financial Statements.

(F)	COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended December 31, 2008 and 2007 was identical to net income for the same periods.

As of December 31, 2008, we had an accumulated other comprehensive loss of $1.4 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(G)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	As of
	December 31, 2008	March 31, 2008
	(dollars in thousands)
Raw Materials and Material-in-Progress	$27,994	$27,212
Gypsum Wallboard	8,859	6,823
Finished Cement	12,115	11,894
Paperboard	4,988	5,677
Aggregates	10,460	11,229
Repair Parts and Supplies	35,379	32,233
Fuel and Coal	2,451	3,649

	$102,246	$98,717

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
Weighted-Average Shares of Common Stock Outstanding	43,517,844	44,019,262	43,473,363	46,227,109
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	651,489	1,321,978	900,131	1,373,658
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(447,291)	(813,431)	(594,346)	(832,392)
Restricted Shares	104,747	68,242	90,331	66,015

Weighted-Average Common and Common Equivalent Shares Outstanding	43,826,789	44,596,051	43,869,479	46,834,390

Shares Excluded Due to Anti-dilution effects	2,946,977	1,632,043	2,360,392	1,382,866

(I)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2008	March 31, 2008
	(dollars in thousands)
Payroll and Incentive Compensation	$10,397	$15,372
Benefits	13,141	10,979
Interest	4,521	10,391
Insurance	5,794	5,673
Other	13,056	13,900

	$46,909	$56,315

(J)	CREDIT FACILITIES

On February 5, 2009, we accepted for repurchase $93.0 million in aggregate principal amount of our Series 2007A Senior Notes for $88.3 million, plus accrued interest of $2.0 million, and $7.0 million in aggregate principal amount of our Series 2005A Senor Notes for $6.7 million, plus accrued interest of $0.1 million. The purchase of the Senior Notes was funded through borrowings under our Bank Credit Facility. The following table reflects the composition of our long-term debt after the purchase of the Senior Notes.

Long-term debt consists of the following:

		As of
	Subsequent to Repurchase	December 31, 2008	March 31, 2008
	(dollars in thousands)
Bank Credit Facility	$95,000	$—	$—
Senior Notes	300,000	400,000	400,000

	$395,000	$400,000	$400,000

Bank Credit Facility -

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. All outstanding obligations under the Bank Credit Facility are due and payable on the expiration date. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, (defined as earnings before interest, taxes, depreciation and amortization) to its consolidated gross indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Borrowings under the Bank Credit Facility are subject to acceleration upon the occurrence of customary events of default described more fully in the Bank Credit Facility.

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2008, we had $7.0 million of letters of credit outstanding.

Subsequent to our purchase of $100 million of Senior Notes discussed above, the Company has $248.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility,

we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Subsequent to our purchase of $7.0 million in aggregate principal amount of these notes during February 2009, the amounts outstanding for the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$77.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15th and November 15th of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Subsequent to our purchase of $93.0 million in aggregate principal amount of these notes during February 2009, the amounts outstanding for the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$11.0 million	October 2, 2016	6.27%
Tranche C	$50.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2nd and October 2nd of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at December 31, 2008.

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

We operate five gypsum wallboard plants, two gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, eleven cement distribution terminals, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenues -
Gypsum Wallboard	$61,393	$73,371	$217,374	$266,761
Cement	71,411	85,818	243,461	284,049
Paperboard	25,864	32,091	94,464	102,000
Concrete and Aggregates	15,139	22,370	55,416	71,336
Other, net	106	356	3,845	1,494

Sub-total	173,913	214,006	614,560	725,640
Less: Intersegment Revenues	(12,129)	(15,311)	(44,921)	(48,217)
Less: Joint Venture Revenues	(23,955)	(25,690)	(76,073)	(72,718)

Net Revenues	$137,829	$173,005	$493,566	$604,705

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$1,582	$2,431	$5,433	$7,262
Paperboard	10,309	12,658	38,754	40,053
Concrete and Aggregates	238	222	734	902

	$12,129	$15,311	$44,921	$48,217

Cement Sales Volume (M Tons) -
Wholly –owned Operations	461	571	1,601	2,079
Joint Venture	240	279	765	792

	701	850	2,366	2,821

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Operating Earnings (Loss)-
Gypsum Wallboard	$2,800	$6,878	$(3,928)	$49,298
Cement	22,011	26,600	71,734	90,527
Paperboard	4,038	5,216	12,095	13,255
Concrete and Aggregates	406	3,135	3,881	11,286
Other, net	106	356	3,845	1,494

Sub-total	29,361	42,185	87,627	165,860
Corporate General and Administrative	(5,140)	(4,300)	(14,110)	(14,393)

Earnings Before Interest and Income Taxes	24,221	37,885	73,517	153,467
Interest Expense, net	(7,671)	(5,811)	(23,791)	(13,666)

Earnings Before Income Taxes	$16,550	$32,074	$49,726	$137,801

Cement Operating Earnings -
Wholly –owned Operations	$13,330	$16,746	$46,313	$65,223
Joint Venture	8,681	9,854	25,421	25,304

	$22,011	$26,600	$71,734	$90,527

Capital Expenditures (1) -
Gypsum Wallboard	$562	$9,487	$3,554	$60,489
Cement	1,114	3,424	7,787	11,366
Paperboard	130	485	528	1,382
Concrete and Aggregates	—	417	965	2,543
Other	5	34	12	157

	$1,811	$13,847	$12,846	$75,937

Depreciation, Depletion and Amortization (1) -
Gypsum Wallboard	$5,669	$4,233	$17,342	$12,594
Cement	3,497	3,257	10,621	9,675
Paperboard	2,276	2,180	6,805	6,418
Concrete and Aggregates	1,067	1,026	3,081	3,020
Other, net	230	223	684	647

	$12,739	$10,919	$38,533	$32,354

	As of
	December 31, 2008	March 31, 2008
	(dollars in thousands)
Identifiable Assets (1) -
Gypsum Wallboard	$492,891	$516,706
Cement	320,143	320,869
Paperboard	161,034	174,071
Concrete and Aggregates	57,508	62,410
Corporate and Other	73,350	40,791

	$1,104,926	$1,114,847

(1)	Basis conforms with equity method accounting.

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

	As of
	December 31, 2008	March 31, 2008
	(dollars in thousands)
Gypsum Wallboard	$116,618	$116,618
Cement	8,359	8,359
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at December 31, 2008 for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2009, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenues	$44,899	$49,835	$144,693	$140,326
Gross Margin	$18,400	$21,096	$54,611	$54,452
Earnings Before Income Taxes	$17,361	$19,708	$50,842	$50,608

	As of
	December 31, 2008	March 31, 2008
	(dollars in thousands)
Current Assets	$48,105	$47,632
Non-Current Assets	$41,944	$45,964
Current Liabilities	$16,252	$14,369

(L)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2008, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended December 31,		As of and For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Accrual Balances at Beginning of Period	$5,528	$5,927	$5,673	$5,582
Insurance Expense Accrued	905	740	2,633	2,512
Payments	(639)	(698)	(2,512)	(2,125)

Accrual Balance at End of Period	$5,794	$5,969	$5,794	$5,969

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

If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by us of approximately $27.6 million, plus penalties of $5.7 million and applicable interest. Moreover, for taxable years subsequent to fiscal 2003, we also claimed depreciation deductions with respect to the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes of approximately $37.0 million, plus applicable interest and possible civil penalties of approximately $24.1, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $17.1 million would be owed by us for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained. The IRS examination of federal income tax returns for fiscal years ended March 31, 2004, 2005 and 2006 is currently in process.

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

On December 7, 2007 we filed an administrative appeal of the IRS’s proposed adjustments and on December 17, 2008 the initial appeal hearing was held in Dallas, the outcome of which is still pending. We believe we have a substantive basis for our tax position and if the appeal is not successful, we intend to resort to the courts for a final determination. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest and penalty to the IRS will be recovered, if any.

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

(M)	NET INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(141)	$(686)	$(219)	$(875)
Interest Expense	5,811	5,990	18,610	12,799
Interest Expense – IRS	1,876	2,329	5,025	6,195
Other Expenses	125	115	375	335
Interest Capitalized	—	(1,937)	—	(4,788)

Interest Expense, net	$7,671	$5,811	$23,791	$13,666

Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility and commitment fees based on the unused portion of the Bank Credit Facility. Interest expense – IRS includes interest accrued on our unrecognized tax benefits in accordance with FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes”. Other expenses include amortization of debt issuance costs and bank credit facility costs. Interest capitalized during the three and nine month periods ended December 31, 2007 related to the construction of a new wallboard facility by American Gypsum Company, which was completed in December 2007.

(N)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three month period ended December 31, 2008 was 32.0%. The effective tax rate for the nine month period ended December 31, 2008 was 30.2%, which is also the estimated overall tax rate for the full fiscal year 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended December 31, 2008 and 2007, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables report by line of business the revenues and operating earnings discussed in our operating segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
REVENUES
Gypsum Wallboard	$61,393	$73,371	$217,374	$266,761
Cement (1)	71,411	85,818	243,461	284,049
Paperboard	25,864	32,091	94,464	102,000
Concrete and Aggregates	15,139	22,370	55,416	71,336
Other, net	106	356	3,845	1,494

Sub-total	173,913	214,006	614,560	725,640
Less: Intersegment Revenues	(12,129)	(15,311)	(44,921)	(48,217)
Less Joint Venture Revenues	(23,955)	(25,690)	(76,073)	(72,718)

Total	$137,829	$173,005	$493,566	$604,705

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
OPERATING EARNINGS (2)
Gypsum Wallboard	$2,800	$6,878	$(3,928)	$49,298
Cement (1)	22,011	26,600	71,734	90,527
Paperboard	4,038	5,096	12,095	15,232
Concrete and Aggregates	406	3,135	3,881	11,286
Other, net	106	356	3,845	1,494

Total	$29,361	$42,065	$87,627	$167,837

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.
(2)	Prior to Corporate General and Administrative expenses.

Operating Earnings.

Consolidated operating earnings decreased 30% and 48% during the three and nine month periods ended December 31, 2008, respectively, as compared to similar periods ended December 31, 2007. The decline in operating earnings was primarily related to our gypsum wallboard and cement businesses. Gypsum wallboard operating earnings declined 59% during the three month period ended December 31, 2008 primarily due to decreased sales volumes and increased manufacturing costs, which were offset slightly by increased average sales prices. Gypsum wallboard operating earnings for the nine month period ended December 31, 2008 declined 108% due to an 8% decline in sales volume, a 15% decline in average sales price and an increase in average unit costs. Cement operating earnings declined by 17% and 21% during the three and nine month periods ended December 31, 2008, respectively, as compared to the same period in fiscal 2007, primarily due to reduced sales volumes, particularly in our Illinois, Nevada and California markets.

Other Income.

Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Included in other income for the nine month period ended December 31, 2008 is approximately $2.6 million relating to a gain on the sale of railcars by our gypsum wallboard division.

Corporate Overhead.

Corporate general and administrative expenses increased 20% and decreased 2% for the three and nine months periods ended December 31, 2008, respectively, as compared to the similar periods in 2007. The increase in corporate overhead during the three month period ended December 31, 2008 is due primarily to stock compensation costs related to the stock option grant in August 2008.

Net Interest Expense.

Net interest expense increased $1.9 million and $10.1 million for the three and nine month periods ended December 31, 2008, respectively, as compared to the similar periods in 2007. The increase in expense is related primarily to the increased borrowings in connection with the $200 million private placement, which closed in October 2007 and, to a lesser extent, the accrual of interest expense on our unrecognized tax benefits that are in dispute pending our tax audit. Additionally, interest expense in fiscal 2008 was positively impacted by the capitalization of interest related to the construction of our gypsum wallboard plant in Georgetown, S.C. This plant was completed in December 2007, at which time we ceased capitalizing interest.

Income Taxes.

As of December 31, 2008, the effective tax rate for fiscal 2009 was 30%, as compared to 32% for fiscal 2008. The expected tax rate the full fiscal year 2009 is estimated to be 30%, as compared to 32% for fiscal 2008. The decrease in the expected rate is primarily related to the greater impact our depletion deduction has on our decreased operating income.

Net Income.

Pre-tax earnings declined during the three and nine month periods primarily due to the decline in sales volumes for all of our businesses and increased interest expense due to our additional borrowings. As a result, our net income declined 50% and 63%, during the three and nine month periods ended December 31, 2008, respectively, as compared to similar periods in 2007, while our diluted earnings per share declined 48% and 61% during the three and nine month periods ended December 31, 2008, respectively, as compared to similar periods in 2007.

GYPSUM WALLBOARD OPERATIONS

	For the Three Months Ended December 31,		Percentage Change	For the Nine Months Ended December 31,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, as reported	$61,393	$73,371	(16)%	$217,374	$266,761	(19)%
Freight and Delivery Costs billed to customers	(14,404)	(18,714)	23%	(58,040)	(62,390)	7%

Net Revenues	$46,989	$54,657	(14)%	$159,334	$204,371	(22)%

Sales Volume (MMSF)	453	545	(17)%	1,655	1,799	(8)%
Average Net Sales Price (1)	$103.71	$100.32	3%	$96.28	$113.64	(15)%
Freight (MSF)	$31.80	$34.34	(7)%	$35.07	$34.68	1%
Operating Margin (MSF)	$6.18	$12.62	(51)%	$(2.37)	$27.40	(109)%
Operating Earnings (Loss)	$2,800	$6,878	(59)%	$(3,928)	$49,298	(108)%

(1)	Net of freight per MSF.

Revenues.

Revenues declined 16% and 19% for the three and nine month periods ended December 31, 2008, respectively, as compared to the three and nine month periods ended December 31, 2007, primarily due to the reduction in sales volume of 17% and 8%, respectively, during fiscal 2008. Revenue for the three month period ended December 31, 2008 was positively impacted by a 3% increase in average sales price as compared to the three month period ended December 31, 2007, while revenues for the nine month period ended December 31, 2008 were adversely impacted by a 15% decline in average sales prices as compared to the nine month period ended December 31, 2007. The decline in sales volumes during the three and nine month periods ended December 31, 2008 was partially offset by the startup of our Georgetown, South Carolina production facility in December 2007. The contraction of the residential housing market, which typically comprises 50% of the demand for gypsum wallboard, has resulted in decreased opportunities and downward pressure on pricing.

Operating Margins.

The decline in operating margins for both the three and nine month periods ended December 31, 2008 is due to the reductions in net sales volume as compared to similar periods in 2007. Additionally, the average net sales price declined for the nine month period ended December 31, 2008 as compared to the similar period in 2007, which negatively impacted our operating margin. Increased freight, depreciation and manufacturing costs, namely paper, raw materials and natural gas, also contributed to the negative operating earnings for the nine month period ended December 31, 2008.

CEMENT OPERATIONS (1)

	For the Three Months Ended December 31,		Percentage Change	For the Nine Months Ended December 31,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including Intersegment and joint venture	$71,411	$85,818	(17)%	$243,461	$284,049	(14)%
Freight and Delivery Costs billed to customers	(2,386)	(3,925)	(39)%	(8,127)	(12,983)	(37)%

Net Revenues	$69,025	$81,893	(16)%	$235,334	$271,066	(13)%

Sales Volume (M Tons)	701	850	(18)%	2,366	2,821	(16)%
Average Net Sales Price	$95.00	$96.31	(1)%	$96.63	$96.07	1%
Operating Margin	$31.40	$31.29	—	$30.32	$32.09	(6)%
Operating Earnings	$22,011	$26,600	(17)%	$71,734	$90,527	(21)%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

Revenues.

Revenues declined during the three and nine month periods ended December 31, 2008 as compared to similar periods in 2007, primarily due to decreased sales volumes. The decrease in sales volumes during fiscal 2009 as compared to fiscal 2008 is largely related to the decline in infrastructure and residential spending, primarily in our Illinois and Nevada markets.

Operating Margins.

Operating margins for the three month period ended December 31, 2008 was relatively consistent when compared with the operating margin for the similar period in 2007, despite a slight decline in sales prices during the three month period. Operating margin for the nine month period ended December 31, 2008 declined slightly as compared to operating margin for the same period in 2007, due to increased manufacturing costs, primarily fuel and power, offset slightly by increased average sales prices. The decrease in operating earnings during the three and nine month periods ended December 31, 2008 as compared to 2007 is primarily the result of lower sales volumes.

RECYCLED PAPERBOARD OPERATIONS

	For the Three Months Ended December 31,		Percentage Change	For the Nine Months Ended December 31,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegment	$25,864	$32,091	(20)%	$94,464	$102,000	(7)%
Freight and Delivery Costs billed to customers	(376)	(637)	(41)%	(1,779)	(1,891)	(6)%

Net Revenues	$25,488	$31,454	(19)%	$92,685	$100,109	(7)%

Sales Volume (M Tons)	52	65	(20)%	186	208	(11)%
Average Net Sales Price	$494.11	$486.23	2%	$499.97	$481.08	4%
Operating Margin	$77.65	$80.25	(3)%	$65.03	$63.73	2%
Operating Earnings	$4,038	$5,216	(23)%	$12,095	$13,255	(9)%

Revenues.

Revenues decreased during both the three and nine month periods ended December 31, 2008 as compared to the similar periods in the prior year primarily due to decreased sales volumes, offset slightly by increased average net sales prices. The decrease in sales volume is primarily related to a reduction in sales of gypsum paper due to the downturn in the residential housing market, which has negatively impacted demand for gypsum wallboard. Despite the decline in wallboard consumption, paperboard sales to our gypsum wallboard division declined only 6% during the nine month period ended December 31, 2008 as compared to 2007, primarily due to the addition of our gypsum wallboard plant in Georgetown, South Carolina, which began production in December 2007.

Operating Margins.

Operating margins were relatively consistent during the three and nine month periods ended December 31, 2007 as compared to similar periods in 2007, with the margin for the three month period declining by approximately 3% and the margin for the nine month period increasing by approximately 2%. Gross margins were positively impacted during the three and nine month periods ended December 31, 2008 by increased average sales prices, declining fiber expenses and reduced energy usage. Additionally, operating margins during the three and nine month periods ended December 31, 2007 were positively impacted by a favorable lawsuit settlement in December 2007. The impact of the settlement was approximately $2.3 million, which was recorded as a reduction of production expense during the third quarter of fiscal 2007.

CONCRETE AND AGGREGATES OPERATIONS

	For the Three Months Ended December 31,		Percentage Change	For the Nine Months Ended December 31,		Percentage Change
	2008	2007		2008	2007
	(dollars in thousands)			(dollars in thousands)
Gross Revenues, including intersegment	$15,139	$22,370	(32)%	$55,416	$71,336	(22)%
Sales Volume -
M Cubic Yards of Concrete	144	215	(33)%	501	645	(22)%
M Tons of Aggregates	735	862	(15)%	2,835	3,203	(11)%
Average Sales Price—
Concrete – Per Cubic Yard	$72.74	$77.88	(7)%	$73.47	$76.18	(4)%
Aggregates – Per Ton	$6.39	$6.49	(2)%	$6.56	$6.92	(5)%
Operating Earnings	$406	$3,135	(87)%	$3,881	$11,286	(66)%

Revenues.

Revenues decreased during the three and nine month periods ended December 31, 2008 as compared to the similar periods in 2007 primarily due to a reduction in sales volumes, coupled with lower average sales prices of both concrete and aggregates.

Operating Earnings.

Operating earnings decreased during the three and nine month periods ended December 31, 2008 as compared to the similar periods in 2007 primarily due to lower sales volumes and average sales prices for concrete and aggregates. Additionally, aggregates operating earnings has been adversely impacted by a change in sales mix of aggregates to lower margin road base, which comprised approximately 56% of total product sold in fiscal 2009 as compared to approximately 46% in fiscal 2008.

GENERAL OUTLOOK

The United States has been in a recession since December 2007, and during mid-2008 a credit crisis began to emerge. The U.S. has passed the Troubled Asset Relief Program (“TARP”), aimed at shoring up the countries financial institutions; however, given the continuing liquidity problems, the new administration has proposed an additional stimulus package. It is not possible to estimate what impact the stimulus package will have, if any, on the current recession, or to predict when the recession may end.

The downturn in the residential housing market, as well as the current credit crisis, has negatively impacted the entire U.S. wallboard industry by reducing the demand for gypsum wallboard nationwide, despite variances from region to region. Wallboard consumption for calendar year 2008, as reported by the Gypsum Association, decreased approximately 18% from calendar year 2007. Industry utilization was estimated to be approximately 65% during calendar 2008, and we estimate that average industry capacity utilization will be below 60% for the first half of calendar 2009.

U.S. demand for cement declined approximately 13% for the first ten months of calendar year 2008 as compared to calendar 2007, while at the same time world-wide demand for cement has begun to recede. The U.S. cement industry continues to reduce imports of foreign cement while supplementing regional supply/demand imbalances with cement from other regional markets. Cement demand in most U.S. regions continues to be impacted by decreasing residential housing construction, the softening commercial construction market and state budget deficits, which will hinder cement consumption during the remainder of fiscal year 2009. The U.S. Government has proposed increased infrastructure spending as part of the proposed stimulus package; however, the amount, timing and type of expenditures are not known at this time. Cement demand has not been as seriously impacted in several of the markets served by our cement plants due to substantial infrastructure spending, along with the strong non-residential market; however, non-residential consumption is expected to slow during calendar 2009 as many of the current projects are completed.

Low wallboard demand is expected to continue to adversely impact our recycled paperboard operations throughout fiscal 2009. Sales of gypsum paper comprised approximately 62% of total paper sales for the first nine months of fiscal 2009 as compared to approximately 74% during the same period in 2008; however, the addition of our Georgetown, South Carolina wallboard plant has kept paperboard sales to our gypsum wallboard division steady at approximately 35% of total tons sold. The lower external sales volume of gypsum paper is expected to continue into calendar 2009, but we have developed opportunities for sales in new markets and we continue to supply product to the high performance containerboard market. These supplemental product lines will reduce the impact of lower wallboard demand while providing a positive contribution to the recycled paperboard operation. We continue to closely monitor the price and consumption of fiber, electricity and natural gas as these costs comprise a significant portion of our total production costs.

We expect aggregate and concrete sales volumes to be depressed throughout the remainder of fiscal year 2009 in both of our markets as both residential and infrastructure spending remain soft.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2008	2007
	(dollars in thousands)
Net Cash Provided by Operating Activities	$62,063	$101,505
Investing Activities:
Capital Expenditures	(12,846)	(75,937)
Proceeds from Sale of Property, Plant and Equipment	3,996	—

Net Cash Used in Investing Activities	(8,850)	(75,937)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	603	1,235
Increase in Notes Payable	—	200,000
Purchase and Retirement of Common Stock	—	(153,445)
Dividends Paid	(26,087)	(26,793)
Proceeds from Stock Option Exercises	1,135	2,040

Net Cash Used in Financing Activities	(24,349)	(23,037)

Net Increase in Cash	$28,864	$48,605

The $39.5 million decrease in cash flows from operating activities for the nine month period ended December 31, 2008 as compared to 2007 was largely attributable to decreased earnings, offset slightly by increased income taxes payable. The decrease in income tax payable was principally due to an additional payment of approximately $45.8 million in income taxes, penalties and interest during November 2007(see below for further information).

Working capital at December 31, 2008 was $126.2 million, compared to $73.3 million at March 31, 2008, primarily due to increased cash and decreased accounts payable and accrued expenses.

Total debt remained consistent at $400.0 million at December 31, 2008. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio at December 31, 2008, was 48.5% and 45.3%, respectively, compared to 49.6% and 48.4%, respectively, at March 31, 2008.

The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. The IRS issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”). In connection with the Notice of Proposed adjustment, the Company has paid a deposit, pending the outcome of our appeal, of approximately $45.8 million during November 2007, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest.

Additionally, the IRS has begun its examination of our tax returns for fiscal years ended March 31, 2004, 2005 and 2006. During these years under audit, we claimed depreciation deductions with respect to the Republic Assets as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment issued during the examination of the fiscal 2001, 2002 and 2003 tax years, additional federal taxes of approximately $37.0 million, plus applicable interest and penalties of approximately $24.1 million could be assessed by the IRS for fiscal years 2004 through 2007. Additionally, state income taxes, penalties and interest of approximately $17.1 million would be owed by us if the IRS’s position is ultimately sustained. We are currently in the IRS administrative appeals process, the duration of which is uncertain. Based on the eventual outcome of the appeals process, we may make a further deposit in the amount noted during the course of the administrative appeal to minimize the impact of any future interest expense in the event the IRS position is ultimately sustained. See Footnote (L) of the Unaudited Consolidated Financial Statements for additional information.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment at December 31, 2008. That impairment test was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2009, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Based on our financial condition and results of operations as of and for the three and nine month periods ended December 31, 2008, along with the projected net earnings for the remainder of fiscal 2009, we believe that our internally generated cash flow, coupled with funds available under various credit facilities, will enable us to provide adequately for our current operations, declared dividends and capital expenditures through the end of fiscal 2009. We were in compliance with our debt covenants at December 31, 2008 and during the three and nine month periods ended December 31, 2008.

Debt Financing Activities.

On February 5, 2009, we accepted for repurchase $93.0 million in aggregate principal amount of our Series 2007A Senior Notes for $88.3 million, plus accrued interest of $2.0 million, and $7.0 million in aggregate principal amount of our Series 2005A Senor Notes for $6.7 million, plus accrued interest of $0.1 million. The purchase of the Senior Notes was funded through borrowings under our Bank Credit Facility. The following footnote reflects the composition of our long-term debt after the purchase of the Senior Notes.

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

Subsequent to our purchase of $100 million of Senior Notes discussed above, the Company has $248.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Subsequent to our purchase of $7.0 million of these notes during February 2009, the amounts outstanding for the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$77.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Subsequent to our purchase of $93.0 million of these notes during February 2009, the amounts outstanding for the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$11.0 million	October 2, 2016	6.27%
Tranche C	$50.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on the second day of April and the second day of October of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at December 31, 2008.

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

We may, from time to time, purchase our outstanding debt for cash in open market purchases, privately negotiated transactions or pursuant to offers made to the holders of such debt. We will evaluate any such transaction in light of market conditions prevailing at the time, taking into account our liquidity, our future debt service requirements and our requirement for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. See Footnote (J) to the Unaudited Consolidated Financial Statements for more information on our purchase of $100 million of outstanding debt during February 2009.

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

The Company does not have any off balance sheet debt except for operating leases. The Company does not have any transactions, arrangements or relationships with “special purpose” entities. Also, the Company has no outstanding debt guarantees. The Company has available under the Bank Credit Facility a $25.0 million Letter of Credit Facility. At December 31, 2008, the Company had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $7.7 million in performance bonds relating primarily to our mining operations.

Cash used for Share Repurchases.

The Company did not repurchase any of its shares during the three month period ended December 31, 2008. As of December 31, 2008, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Capital Expenditures.

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2008	2007
	(dollars in thousands)
Land and Quarries	$296	$66
Plants	9,626	71,701
Buildings, Machinery and Equipment	2,924	4,170

Total Capital Expenditures	$12,846	$75,937

For fiscal 2009, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Dividends.

Dividends paid in the nine month periods ended December 31, 2008 and 2007 were $26.1 million and $26.8 million, respectively. We decreased our quarterly dividend to $0.10 per share from $0.20 per share beginning with the February 2009 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates in connection with our amended Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At December 31, 2008, there were no outstanding borrowings under the amended Bank Credit Facility. There were no derivative financial instruments in place during the three month period ended December 31, 2008.

The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to change in commodity prices by periodically entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures

An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 5.	Other Information

On February 4, 2009, we borrowed $95 million on our Bank Credit Facility. These funds were used to purchase a total of $100 million in aggregate principal amount of our Series 2005A and Series 2007A Senior Notes. See Footnote (J) to the Unaudited Consolidated Financial Statement for a description of our Bank Credit Facility and further details of the borrowing and purchase of Senior Notes. Our Bank Credit Facility Agreement, as amended through December 31, 2005, can be found as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and subsequent material amendments can be found as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 30, 2006, Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated October 11, 2006 and Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 31, 2007.

Part II. Other Information

Item 1a.	Risk Factors

We are affected by the level of demand in the construction industry, which is currently experiencing a significant downturn.

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction has impacted, and will likely continue to adversely impact, our wallboard business. The residential construction industry is currently undergoing a significant downturn, which commenced in 2006 and has become more pronounced in recent periods. The effects of this downturn have been exacerbated by market disruptions resulting from the subprime mortgage crisis, which began in the second half of 2007, and the ensuing financial crises affecting the banking system and financial markets, which became evident in the third quarter of 2008. In 2008, similar trends have emerged in commercial construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or a weakening of commercial production) could have a material adverse effect on our business, financial condition and results of operations.

Our customers participate in cyclical industries, which are subject to industry downturns.

A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations are in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including the current and any future downturns in the residential or commercial construction industries, have the potential of adversely affecting demand for our products. Furthermore, additions to the production capacity of industry participants, particularly in the gypsum wallboard industry, have the potential of creating an imbalance between supply and demand, which could adversely affect the prices at which we sell our products and adversely affect the collectability of our receivable. In general, any further downturns in the industries to which we sell our products or any further increases in capacity in the gypsum wallboard, paperboard and cement industries could have a material adverse effect on our business, financial condition and results of operations.

Volatility and disruption of financial markets could negatively impact our customers and therefore our results of operations.

Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume or default on amounts owed to us that could have a negative impact on our results of operations.

Volatility and disruption of financial markets could affect access to credit.

The current difficult economic market environment is causing contraction in the availability and an increase in the cost of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company.

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

Our operations and those of our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various certificates, permits or licenses are required in order for us or our customers to conduct business or for construction and related operations. Although we believe that we are in compliance in all material respects with regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, new or stricter laws or regulations (including without limitation, climate change legislation), or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from opening or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.

Our products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the industry’s production capacity for products such as gypsum wallboard or cement or increases in cement imports may create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of unfavorable weather conditions during peak construction periods and other unexpected operational difficulties.

Because a majority of our business is seasonal, unfavorable weather conditions and other unexpected operational difficulties during peak constructions periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

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

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including industry downturns and changes in general business and economic conditions may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under those agreements. This may allow the lenders under those agreements to declare all amounts outstanding thereunder to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

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

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing greenhouse gas emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions. We are unable to accurately estimate the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future.

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

This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.

This report and other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, plans and objectives of management, future developments or conditions in the industries in which we participate, including future prices for our products, audits and legal proceedings to which we are a party and other trends, developments and uncertainties that may affect our business in the future.

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control. Any or all of the forward-looking statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, changes in facts and circumstances or the effects of known risks and uncertainties. Many of the risks and uncertainties mentioned in this report or other reports filed by us with the SEC, including those discussed risk factor section of this report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.

All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure required under this Item is included in Item 2. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference

Item 6.	Exhibits

3.1	Amendment to Amended and Restated Bylaws of Eagle Materials Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008 and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

February 6, 2009	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

February 6, 2009	/s/ MARK V. DENDLE
Mark V. Dendle Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial and chief accounting officer)