Form 10-K
period 2009-03-31
EAGLE MATERIALS INC
filed 2009-05-27
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒     NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2008 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $938 million.

As of May 22, 2009, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,614,704

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 6, 2009 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) is a manufacturer of basic building materials including gypsum wallboard, cement, gypsum and non-gypsum recycled paperboard and concrete and aggregates. We were founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”) and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax free distribution of its shares to its shareholders (the “Spin-off”). Since the date of the Spin-off, we are no longer affiliated with Centex. Today, our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement in four regional markets, including northern Nevada and California, the greater Chicago area, the Rocky Mountain region and central Texas. At March 31, 2009 we operated five gypsum wallboard plants (six board lines), four cement plants (six kilns, one of which belongs to our joint venture company), one recycled paperboard plant, nine concrete batching plants and two aggregates facilities.

We operate in cyclical commodity businesses that are directly related to the overall economic environment, particularly the residential and commercial construction industries. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in each such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S, except for the northeast. Our cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail; though changes in the price of diesel fuel may impact the truck shipping radius. Concrete and aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets.

Each of our segments has been impacted by the current economic downturn differently. Gypsum Wallboard, which is a national business, has been negatively impacted by the decrease in new home starts throughout the United States, as well as the decline in commercial construction. Utilization of our Gypsum Wallboard division was approximately 60% during fiscal year 2009. We do not expect residential housing starts to improve materially during fiscal 2010, especially given the current supply of unsold homes and the unwillingness of credit markets to support speculative new home construction. Our Recycled Paperboard division earnings remained consistent year-over-year, primarily due to decreases in the cost of recycled fiber and certain improvements to our manufacturing process that reduced our operating costs, namely natural gas. We expect the price of recycled fiber to remain at lower levels during fiscal 2010; however, we also expect our sales of gypsum paper to continue to decline as the gypsum industry reduces sales and production.

Certain markets in our Cement division have been impacted more severely than others, due to the disparate impact of the slowdown on the west coast and mid-west as compared to the mountain and Texas areas. Cement consumption in the United States declined to 106.4 million short tons in calendar 2008 as compared to 126.2 million short tons in calendar 2007, while imports declined to 12% of total cement consumption in calendar 2008 as compared to 21% calendar 2007. The American Recovery and Reinvestment Act, a stimulus package passed by the United States Congress, is expected to provide increased demand for cement; however, the majority of the demand created by government stimulus is expected to be consumed next year.

We continue to be committed to our goal of being a low cost producer in each of the markets in which we compete through exceptional operation of our complicated manufacturing plants and disciplined investment in proven technology. We will also continue to focus on expansion through acquisition or expansion of existing facilities that provide increased profitability for our shareholders.

INDUSTRY SEGMENT INFORMATION

For management and financial reporting purposes, our businesses are separated into four segments: Gypsum Wallboard; Cement; Recycled Paperboard; and Concrete and Aggregates. A description of these business segments can be found on pages 3-13.

The following table presents revenues and earnings before interest and income taxes contributed by each of our industry segments during the periods indicated. We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (G) of the Notes to the Consolidated Financial Statements on pages 52-55.

	For the Fiscal Years Ended March 31,
	2009	2008	2007
	(dollars in millions)
Revenues:
Gypsum Wallboard	$279.3	$342.6	$511.6
Cement	289.5	345.2	321.9
Paperboard	116.4	133.4	127.5
Concrete and Aggregates	66.2	87.6	97.3
Other, net	3.6	1.5	4.5

Sub-total	755.0	910.3	1,062.8
Less: Intersegment Revenues	(57.1)	(63.6)	(63.9)
Less: Joint Ventures Revenues	(95.7)	(97.1)	(76.5)

Total Net Revenues	$602.2	$749.6	$922.4

Operating Earnings:
Gypsum Wallboard	$1.2	$46.0	$198.1
Cement	82.0	106.6	92.2
Paperboard	16.6	17.0	19.0
Concrete and Aggregates	4.6	13.1	16.2
Other, net	3.6	1.5	4.5

Sub-total	108.0	184.2	330.0
Corporate Overhead	(16.9)	(18.8)	(20.3)

Earnings Before Interest and Income Taxes	$91.1	$165.4	$309.7

Net revenues (net of joint venture and intersegment revenue, see Note (G) in the Notes to the Consolidated Financial Statements) for the past three years from each of our business segments, expressed as a percentage of total net revenues, were as follows:

	For the Fiscal Years Ended March 31,
	2009	2008	2007
Percentage of Total Net Revenues:
Gypsum Wallboard	46.4%	45.7%	55.5%
Cement	31.0	31.9	25.6
Paperboard	11.1	10.7	8.1
Concrete and Aggregates:
Readymix Concrete	7.4	8.0	6.7
Aggregates	3.4	3.5	3.6

Sub-total	10.8	11.5	10.3
Other, net	0.7	0.2	0.5

Total Net Revenues	100.0%	100.0%	100.0%

GYPSUM WALLBOARD OPERATIONS

Company Operations. We currently own and operate five gypsum wallboard manufacturing facilities, comprising six board lines. There are four primary steps in the manufacturing process: (1) gypsum is mined and extracted from the ground (or, in the case of synthetic gypsum, received from a power generation company); (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial construction.

The following table sets forth certain information regarding our plants:

Location	Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Rock Reserves (years)		Estimated Gypsum Reserves (million tons)
Albuquerque, New Mexico	425	50+	(2)(3)	38	(2)
Bernalillo, New Mexico	475	50+	(2)(3)	38	(2)
Gypsum, Colorado	700	25	(4)	16
Duke, Oklahoma	1,250	21	(4)(5)	19
Georgetown, South Carolina	750	59	(6)	-(6)
Total	3,600

(1)	Million Square Feet (“MMSF”), subject to anticipated product mix.
(2)	The same reserves serve both New Mexico plants.
(3)	Includes mining claims and leased reserves.
(4)	Includes both owned and leased reserves.
(5)	We anticipate that additional reserves would be available on satisfactory terms, if required.
(6)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum.

Our gypsum wallboard production totaled 2,149 MMSF in fiscal 2009 and 2,427 MMSF in fiscal 2008. Total gypsum wallboard sales were 2,102 MMSF in fiscal 2009 and 2,395 MMSF in fiscal 2008. Total wallboard production as a percentage of current rated capacity was approximately 60% in fiscal 2009 and 80% in fiscal 2008. The Company’s operating rates were consistent with industry average capacity utilization in both fiscal 2009 and fiscal 2008.

Raw Materials and Fuel Supplies. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We also use synthetic gypsum at our Georgetown, South Carolina plant that we obtain through a supply agreement with Santee Cooper, a South Carolina utility company. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. The term of the Zia lease continues for so long as gypsum is produced in paying quantities, as defined in the agreement. The term of the State lease continues for so long as annual lease payments are made. We do not anticipate any problems in continuing to extend the term of these leases for the foreseeable future. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. We also hold mineral rights on an additional 108 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 14 million tons of gypsum in the area of Duke, Oklahoma, with an additional 5 million tons controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the second year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for our synthetic gypsum. Based on the size of the power plant, it is anticipated that the power plant will produce adequate gypsum for the foreseeable future to satisfy our operating needs. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by four gas producers under gas supply agreements expiring in March 2010 for Colorado, May 2010 for New Mexico, October 2009 for Oklahoma and January 2010 for South Carolina. If the agreements are not renewed, we expect to be able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represent approximately 25% of our production costs.

Sales and Distribution. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 38%, 35%, 26% and 1%, respectively, of calendar 2008 industry sales. The gypsum wallboard industry remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Also, demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers with multiple shipping locations accounted for approximately 28% of our total gypsum wallboard sales during fiscal 2009. The loss of these customers could have a material adverse effect on the financial results of the gypsum wallboard segment.

Although gypsum wallboard is distributed principally in regional areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 140 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in Albuquerque, New Mexico and two reload yards in California. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts. During fiscal 2009, approximately 5% of our sales volume of gypsum wallboard was transported by rail. Equipment availability for both rail and truck shipments is expected to remain consistent during fiscal 2009.

Competition. There are eight manufacturers of gypsum wallboard in the U.S. operating a total of approximately 65 plants. We estimate that the three largest producers—USG Corporation, National Gypsum Company and Koch Industries—account for approximately 60% of gypsum wallboard sales in the U.S. In general, a number of our competitors in the gypsum wallboard industry have greater financial, manufacturing, marketing and distribution resources than we do. Furthermore, certain of our competitors operate vertically integrated gypsum wallboard distribution centers, which may provide them with certain marketing advantages over us.

Due to the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand. Product quality and customer service are also important to the customer.

Currently, wallboard production capacity in the United States is estimated at approximately 36 billion square feet per year, which is consistent with production capacity in 2005. Since 2005, approximately 6 billion feet of new manufacturing capacity has been added to the market, which has been offset by the closing of older production facilities. No new capacity is expected to be added during calendar year 2009. The Gypsum Association, an industry trade group, estimates that total calendar 2008 gypsum wallboard shipments by U.S. manufacturers were approximately 25.0 billion square feet, resulting in average industry capacity utilization in calendar 2008 of approximately 65%; however, currently the industry’s capacity utilization is at approximately 50%.

Environmental Matters. The gypsum wallboard industry is subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our gypsum wallboard operations are at present the subject of any local, state or federal environmental proceedings or inquiries. We do not, and have not, used asbestos in any of our gypsum wallboard products.

Our gypsum wallboard manufacturing process combusts a significant amount of fuel, especially natural gas, and our operations could therefore be subject to future regulation of greenhouse gas emissions. For a more detailed discussion of the potential climate change regulation (including federal, state and regional), see the “Environmental Matters” section of our cement business description on pages 8-10.

Although our gypsum wallboard operations could be adversely affected by federal, regional or state climate change initiatives, at this time, it is not possible to accurately estimate how future laws or regulations addressing greenhouse gas emissions would impact our business. Any imposition of raw materials or production limitations, fuel-use or carbon taxes or emission limitations or reductions could have a significant impact on the gypsum wallboard manufacturing industry and a material adverse effect on the financial results of our operations.

Capital Expenditures. We had no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard operations during fiscal 2009, and we do not expect any material capital expenditures during fiscal 2010.

CEMENT OPERATIONS

Company Operations. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The LaSalle, Illinois, Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name of Illinois Cement Company, the Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and at present approximately 85% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

Location	Rated Annual Clinker Capacity (M short tons)(1)	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (Years)
Buda, TX(2)	1,300	Dry –4 Stage Preheater/ Pre-calciner	1	1983	50+	(5)
LaSalle, IL	1,000	Dry – 5 Stage Preheater/ Pre-calciner	1	2006	35	(5)
Laramie, WY	650	Dry – 2 Stage Preheater Dry – Long Dry Kiln	1 1	1988 1996	29	(6)
Fernley, NV	505	Dry – Long Dry Kiln Dry – 1 Stage Preheater	1 1	1964 1969	50+	(6)

Total–Gross(3)	3,455

Total–Net(3)(4)	2,805

(1)	One short ton equals 2,000 pounds.
(2)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.
(4)	Net of partner’s 50% interest in the Buda, Texas plant.
(5)	Owned reserves.
(6)	Includes both owned and leased reserves.

Our net cement production, including our 50% share of the cement Joint Venture production, and conversion of purchased clinker, totaled 2.3 million tons in fiscal 2009 and 2.8 million tons fiscal 2008. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 2.9 million tons in fiscal 2009 and 3.4 million tons in fiscal 2008. During the past two years, we imported and purchased cement from others to be resold. Purchased cement sales typically occur at lower gross profit margins. In fiscal 2009, 16% of the cement sold by us was acquired from outside sources, compared to 19% in fiscal 2008. Texas Lehigh Cement Company, our 50% joint venture, owns a minority interest in an import terminal in Houston, Texas. Texas Lehigh can purchase up to 495,000 short tons annually from the cement terminal.

Cement production is capital-intensive and involves high initial fixed costs. We previously announced plans to modernize and expand our Nevada Cement and Mountain Cement facilities, which are our oldest and least efficient plants. Due to the current conditions in the Mountain and Nevada markets, we do not expect to begin significant construction activity on these plants during 2009. Once significant construction is begun, we expect it will take between 18 and 24 months to complete.

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

Our cement plants use coal and petroleum coke as their primary fuel, but are equipped to burn natural gas as an alternative. The cost of delivered coal and petroleum coke rose in fiscal 2009 and may rise again in fiscal 2010. We have not used hazardous waste-derived fuels in any of our plants. Our plants in LaSalle, Illinois and Buda, Texas are permitted to burn scrap tires as a substitute fuel. Electric power is also a major cost component in our manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements. These agreements may expose us to some production interruptions during periods of power curtailment.

Sales and Distribution. Demand for cement can be cyclical, because demand for concrete products is derived from demand for construction, with public works contracts comprising over 50% of total demand. Construction spending and cement consumption declined throughout calendar 2008, and have continued to soften during the first three months of calendar 2009. The construction sector is also affected by the general condition of the economy as well as regional economic influences. Regional cement markets experience peaks and valleys correlated with regional construction cycles. Additionally, demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.

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

Cement is distributed directly to our customers mostly through customer pickups or by common carriers from plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement segment sales during fiscal 2009. Sales are made on the basis of competitive prices in each market. As is customary in the industry, we do not typically enter into long-term sales contracts.

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

The Portland Cement Association estimates that imports represented approximately 12% of cement used in the U.S. during calendar 2008 as compared with approximately 21% in 2007 and 29% in 2006.

Environmental Matters. Our cement operations are subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal CERCLA (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we have obtained all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our sites are listed as a CERCLA “Superfund” site.

Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency, or EPA, has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. In May 2008, the EPA indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards; however, as of May 2009 the EPA has reported that it continues to consider comments received and is uncertain when its proposal will be finalized.

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

A second industry environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. We currently do not use refractory brick containing chromium, and we crush spent refractory brick which is then used as raw feed in the kiln.

A third industry environmental issue involves the potential regulation of our emission of “greenhouse gases,” including carbon dioxide. Many scientists and others believe that greenhouse gases contribute to the warming of the Earth’s atmosphere resulting in global climate change. The consequences of greenhouse gas emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures, and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.

Potential regulation of greenhouse gas emissions may originate from several sources that are currently considering the global climate change issue. On the federal level, Democratic leaders of the House Energy and Commerce Committee, Representatives Henry Waxman (D-CA) and Ed Markey (D-MA), introduced an energy and climate bill, “The American Clean Energy and Security Act of 2009,” or H.R. 2454, on March 31, 2009. This legislation would require the reduction of greenhouse gas emissions in phases, starting in 2012 and achieving an 83% reduction below 2005 levels by 2050. The Waxman-Markey bill would regulate and reduce greenhouse gas emissions through a “cap-and-trade” program, which would entail the government’s issuance of a set amount of tradable emission permits or allowances. The Waxman-Markey bill has garnered bipartisan support and many key Congressional Members believe its passage is likely by the end of 2009.

In April 2007, the U.S. Supreme Court decided Massachusetts v. EPA, which related to the regulation of carbon dioxide emissions from motor vehicles under the Clean Air Act. The Court held that greenhouse gases, including carbon dioxide, fall under the federal Clean Air Act’s definition of “air pollutant.” The Massachusetts decision may eventually result in regulation of carbon dioxide and other greenhouse gas emissions from stationary sources (such as manufacturing facilities) under certain Clean Air Act programs. In response to the Massachusetts decision, in July 2008 the EPA issued an advance notice of proposed rulemaking and is currently considering public comments made regarding greenhouse gas effects and regulations under the Clean Air Act. Furthermore, the EPA recently issued proposed regulations that would require the economy-wide monitoring and reporting of greenhouse gas emissions on an annual basis, including extensive greenhouse gas monitoring and reporting requirements applicable to our industries. The EPA has also recently proposed findings (in response to the Massachusetts decision) that greenhouse gases in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to greenhouse gases in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and our ability to obtain air permits for new or modified facilities. Therefore, it appears likely that there will be federal regulation of greenhouse gas emissions by the EPA under the Clean Air Act if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

Several states have also taken measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories or registries and/or regional greenhouse gas “cap and trade” programs. For example, California Governor Arnold Schwarzenegger signed AB 32 into law in late 2006, calling for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020. In December 2008, the California Air Resource Board approved a plan for implementing AB 32. The plan contemplates a cap-and-trade program, beginning in 2012. Many states have also joined together to form regional initiatives, which include the Regional Greenhouse Gas Initiative in the northeast, the Western Regional Climate Action Initiative and the Midwestern Greenhouse Gas Accord.

Although our cement operations are not currently adversely affected by federal, regional or state climate change initiatives it is not possible, at this time to accurately estimate how future laws or regulations addressing greenhouse gas emissions would impact our business. Any imposition of raw materials or production limitations, fuel-use or carbon taxes or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

The fourth industry environmental issue is that the EPA in 1999 promulgated regulations for certain toxic air pollutants, including standards for portland cement manufacturing. The maximum attainable control technology standards require cement plants to test for certain pollutants and meet certain emission and operating standards. We have no reason to believe, however, that these standards have placed us at a competitive disadvantage. Recently, the EPA has proposed to significantly reduce these emission standards for certain air pollutants from Portland cement kilns. The proposal would set limits on mercury emissions from existing Portland cement kilns and would increase the stringency of emission limits for new kilns. The proposal would also set emission limits for total hydrocarbons, particulate matter, and sulfur dioxide from cement kilns of all sizes, and would reduce hydrochloric acid emissions from kilns that are large emitters. It is not possible to accurately estimate how these rules (if adopted) would impact our business once they become fully implemented in 2013; however, they could materially increase our cost of production. As with the 1999 regulations, we do not believe we would be placed at a competitive disadvantage by such rules.

We believe that our current procedures and practices in our operations, including those for handling and managing hazardous materials, are consistent with industry standards and are in substantial compliance with applicable environmental laws and regulations. Nevertheless, because of the complexity of our operations and the environmental laws to which we are subject, there can be no assurance that past or future operations will not result in violations, remediation costs or other liabilities or claims. Moreover, we cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws or regulations will be administered or interpreted. Compliance with more stringent environmental laws, or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

Capital Expenditures. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $3.3 million during fiscal 2009 and expect to spend an additional $2.1 million during fiscal 2010. The majority of the expenditures in fiscal 2009 related to upgrades to the baghouse compartments at Illinois Cement Company.

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

The Mill. Our paperboard operation has a highly technologically advanced paper machine designed primarily for gypsum liner production, although the machine is capable of producing other containerboard products. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines.

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

We believe that an adequate supply of OCC recycled fiber will continue to be available from generators and brokers located within a 600 mile radius of the paper mill. The majority of the recycled fiber purchased is delivered via truck, with a limited amount (5%) delivered by rail. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal year 2010 is for waste paper prices to remain flat for the first half of fiscal 2010 and, largely due to weakening demand for consumer goods shrinking the demand for cardboard packaging, increase moderately thereafter. Current customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices.

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

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2009, natural gas pricing increased during the first half of the year, but moderated over the last half of the year. If natural gas prices were to increase, they would negatively impact fiscal 2010 production costs and operating earnings. The paper mill is subject to an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which impacts our electricity rates.

Sales and Distribution. Our manufactured recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2009, approximately 42% of the recycled paperboard sold by the paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 27% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to containerboard and other manufacturers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain’s North American operations conduct business under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

We produce and distribute readymix concrete from company-owned sites north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	41
Austin, Texas	6	85

Total	9	126

We conduct aggregate operations near our concrete facilities in northern California and Austin, Texas. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations:

Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Estimated Minimum Reserves (Years)
Northern California	Sand and Gravel	4,000	100+	(1)
Austin, Texas	Limestone	3,000	50+	(2)

Total		7,000

(1)	Owned reserves through various subsidiaries.
(2)	Leased reserves.

Our total net aggregate sales were 3.5 million tons in fiscal 2009 and 3.8 million tons in fiscal 2008. Total aggregates production was 3.4 million tons for fiscal 2009 and 5.1 million for fiscal 2008. A portion of our total aggregates production is used internally by our readymix concrete operations.

Raw Materials. We supply from our manufactured cement facilities approximately 100% and 0% of the cement requirements for our Austin and northern California concrete operations, respectively. We supply approximately 45% and 63%, respectively, of our aggregates requirements for our Austin and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple sources in each of these areas.

We mine and extract limestone, sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The northern California quarry is estimated to contain over one billion tons of sand and gravel reserves. The Austin, Texas quarry is covered by a lease which expires in 2060. Based on its current production capacity, we estimate our northern California and Austin, Texas quarries contain over 100 years and approximately 50 years of reserves, respectively.

Sales and Distribution. Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s selling area. Our batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by company owned trucks.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. One customer accounted for approximately 10% of our segment revenues in fiscal 2009. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

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

EMPLOYEES

As of March 31, 2009, we had approximately 1,600 employees.

As of March 31, 2009, we had approximately 400 employees employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction has impacted, and will likely continue to adversely impact, our wallboard business. The residential construction industry is currently undergoing a significant downturn, which commenced in 2006 and has become more pronounced in recent periods. The effects of this downturn have been exacerbated by market disruptions resulting from the subprime mortgage crisis, which began in the second half of 2007, and the ensuing financial crisis affecting the banking system and financial markets, which became evident in the third quarter of 2008. In 2008, similar trends have emerged in commercial construction. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or a weakening of commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations and those of our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various certificates, permits or licenses are required in order for us or our customers to conduct business or for construction and related operations. Although we believe that we are in compliance in all material respects with regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, new or stricter laws or regulations (including without limitation, climate change legislation described below), or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from opening or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.

Legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussions or implementation at national, regional and state levels. The potential consequences of greenhouse gas emission reduction measures for our operations are potentially significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fuel, especially natural gas. At this time, it is not possible to accurately estimate how laws or regulations addressing greenhouse gas emissions would impact our business. Any imposition of raw materials or production limitations, fuel-use or carbon taxes or emission limitations or reductions could have a significant impact on the cement manufacturing industry and the gypsum wallboard manufacturing industry and a material adverse effect on us and our results of operations.

Furthermore, the EPA recently issued proposed regulations that would require the economy-wide monitoring and reporting of greenhouse gas emissions on an annual basis, including extensive greenhouse gas monitoring and reporting requirements applicable to our industries. The EPA has also recently proposed findings (in response to the Massachusetts decision) that greenhouse gases in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to greenhouse gases in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and our ability to obtain air permits for new or modified facilities.

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

Because a majority of our business is seasonal, unfavorable weather conditions and other unexpected operational difficulties during peak construction periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

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

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control. Any or all of the forward-looking statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, changes in facts and circumstances or the effects of known risks and uncertainties. Many of the risks and uncertainties mentioned in this report or other reports filed by us with the SEC, including those discussed in the risk factor section of this, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.

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

As previously reported, in connection with the audit of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003, the Internal Revenue Service (“IRS”) issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in a transaction completed in November 2000. In November 2007, we paid the IRS approximately $45.8 million to avoid the imposition of large corporate tax underpayment interest. On December 7, 2007, we filed an administrative appeal of the IRS’s proposed adjustments. On December 17, 2008, our initial appeals hearing with the IRS was held. Our appeal is currently still in progress. We intend to vigorously pursue the appeal and, if necessary, resort to the courts for a final determination. See Note (H) of the Notes to the Consolidated Financial Statements for more information.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDENDS

As of May 18, 2009, there were approximately 2,600 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2009			Fiscal Year Ended March 31, 2008
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$37.86	$25.33	$0.20	$50.74	$44.15	$0.20
September 30	$30.74	$20.72	$0.20	$50.95	$35.67	$0.20
December 31	$21.68	$14.41	$0.10	$40.71	$33.95	$0.20
March 31	$24.90	$16.79	$0.10	$38.25	$29.05	$0.20

The “Dividends” section of Item 7 “Management’s Discussion and Analysis of Financial Condition” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2009. We did not repurchase any shares during the fiscal year ended March 31, 2009. We repurchased 4,778,500 shares and 2,706,791 shares of Common Stock at a cost of $176.9 million and $100.4 million during the fiscal years ended March 31, 2008 and 2007, respectively.

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

During fiscal 2009, we reacquired shares of stock from an employee upon the vesting of restricted stock that was granted under our Incentive Plan. These shares were forfeited by the employee and reacquired by us to satisfy the employee’s minimum statutory tax withholding, which is required on restricted stock once they become vested and are shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2009	—	—	—
February 1 through February 28, 2009	—	—	—
March 1 through March 31, 2009	5,158	$24.25	—

Quarter 4 Totals	5,158	$24.25	—	717,300

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

The graph below compares the cumulative 5-year total return to holders of our common stock with the cumulative total returns of the Russell 2000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2004 and tracks it through March 31, 2009.

*	$100 invested on March 31, 2004 in stock or index, including reinvestment of dividends.

	2004	2005	2006	2007	2008	2009
Eagle Materials, Inc.	100.00	139.70	333.83	237.84	193.43	135.49
Russell 2000	100.00	105.41	132.66	140.50	122.23	76.39
Dow Jones US Building Materials & Fixtures	100.00	124.88	152.90	161.12	134.44	74.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2009	2008	2007	2006	2005
Net Revenues	$602,182	$749,553	$922,401	$859,702	$616,541
Earnings Before Income Taxes	62,183	144,384	304,288	241,066	158,089
Net Earnings	41,764	97,768	202,664	160,984	106,687
Diluted Earnings Per Share	0.95	2.12	4.07	3.02	1.91
Cash Dividends Per Share	0.60	0.80	0.70	0.40	0.40
Total Assets	1,066,668	1,117,721	971,410	888,916	780,001
Total Debt	355,000	400,000	200,000	200,000	84,800
Stockholders’ Equity	427,827	405,687	546,046	464,738	485,368
Book Value Per Share At Year End	$9.81	$9.34	$11.40	$9.24	$8.88
Average Diluted Shares Outstanding	43,879	46,145	49,787	53,330	55,884

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

We conduct one of our cement operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas (the “Joint Venture”). We own a 50% interest in the joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (G) of the Notes to the Consolidated Financial Statements for additional segment information.

RESULTS OF OPERATIONS

Fiscal Year 2009 Compared to Fiscal Year 2008

	For the Years Ended March 31,
	2009	2008	Change
Revenues (1)	$754,928	$910,338	(17)%
Operating Costs (1)	646,924	726,124	(11)%

Operating Profit	108,004	184,214	(41)%
Corporate General and Administrative	16,901	18,756	(10)%
Interest Expense, net	28,920	21,074	37%

Earnings Before Income Taxes	62,183	144,384	(57)%
Income Taxes	20,419	46,616	(57)%

Net Earnings	$41,764	$97,768	(57)%

Diluted Earnings per Share	$0.95	$2.12	(55)%

(1)	Includes intersegment revenues and our proportionate share of our Joint Venture. See Footnote (G) to the Consolidated Financial Statements for more information.

Net Revenues. Consolidated net revenues for fiscal 2009 were down 17% from fiscal 2008 primarily due to lower sales volumes in all four of our operating segments. The decline in sales volumes was due primarily to the downturn in the residential and commercial sectors, which continued to be adversely impacted by the decline in the overall economic environment in the United States. Additionally, the decline in sales volumes adversely impacted the average net sales prices in our Gypsum Wallboard and Concrete and Aggregates segments.

Other Income, net. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes income from sales of clinker, non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Net other income totaled $3.6 million for fiscal 2009 as compared to $1.5 million for fiscal 2008. The increase in other income during fiscal 2009 is due primarily to the $2.6 million gain on sale of railcars by our gypsum wallboard division.

Operating Costs. Operating costs decreased during fiscal 2009, as compared to 2008, principally due to lower production in our gypsum wallboard and cement divisions. Additionally, certain operating costs declined, both in total as well as on a per unit basis, namely fiber in our recycled paperboard division, natural gas in our recycled paperboard and gypsum wallboard divisions, and transportation in our gypsum wallboard division.

Operating Profit. Operating profit declined by 41% during fiscal 2009, as compared to fiscal 2008, primarily due to lower net revenues, as described above. The decline in net revenues was offset partially by the reduction in operating expenses.

Corporate General and Administrative. Corporate general and administrative expenses for fiscal 2009 were $16.9 million compared to $18.8 million for last fiscal year. Corporate general and administrative expense in 2009 includes approximately $4.0 million related to fiscal 2009 stock options awards, all of which were substantially expensed in fiscal 2009, offset by a gain on the early retirement of debt of approximately $4.4 million. The decrease in corporate general and administrative expense in fiscal 2009, as compared to fiscal 2008, was primarily the result of decreased incentive compensation and benefit costs due to lower operating earnings.

Interest Expense, Net. Net interest expense of $28.9 million for fiscal 2009 increased from the $21.1 million incurred in fiscal 2008. The increase in expense is related to increased borrowings during the period, primarily in connection with the $200 million private placement, which closed in October 2007, offset slightly by the early repayment of $100 million of private placement debt in February 2009. Interest expense in fiscal 2008 was positively impacted by the capitalization of interest related to the construction of our Georgetown, S.C. plant. This plant was completed in December 2007, at which time we ceased capitalizing interest.

Income Taxes. The effective tax rate for fiscal 2009 was 32.8%, which was relatively consistent with the tax rate of 32.3% during fiscal 2008.

Net Earnings and Diluted Earnings per Share. As a result of the foregoing, pre-tax earnings of $62.2 million in fiscal 2009 were 57% below fiscal 2008 pre-tax earnings of $144.4 million. Fiscal 2009 net earnings of $41.8 million decreased 57% from net earnings of $97.8 million in fiscal 2007. Diluted earnings per share in fiscal 2009 of $0.95 were 55% lower than the $2.12 for fiscal 2008.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,		Percentage Change
	2009	2008
	In thousands except per unit
Revenues (1)
Gypsum Wallboard	$279,306	$342,550	(19)%
Cement (2)	289,436	345,223	(16)%
Recycled Paperboard	116,337	133,395	(13)%
Concrete and Aggregates	66,247	87,640	(24)%
Other Income, net	3,602	1,530	135%

Gross Revenues	$754,928	$910,338	(17)%

Sales Volume
Gypsum Wallboard (MMSF)	2,102	2,395	(12)%
Cement (M Tons) (2)	2,825	3,425	(18)%
Recycled Paperboard (M Tons)	232	271	(14)%
Concrete (M Yards)	611	802	(24)%
Aggregates (M Tons)	3,281	3,754	(13)%

Average Net Sales Prices (3)
Gypsum Wallboard	$99.17	$108.36	(8)%
Cement (2)	96.03	96.04	—
Recycled Paperboard	492.27	484.22	2%
Concrete	73.14	76.74	(5)%
Aggregates	6.57	6.96	(6)%

Operating Earnings
Gypsum Wallboard	$1,190	$45,954	(97)%
Cement (2)	82,036	106,633	(23)%
Recycled Paperboard	16,581	17,022	(3)%
Concrete and Aggregates	4,595	13,075	(65)%
Other, net	3,602	1,530	135%

Net Operating Earnings	$108,004	$184,214

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Gypsum Wallboard Operations. The decrease in revenues during fiscal 2009, as compared to fiscal 2008, is due to lower sales volume and sales prices. Although the average net sales price for fiscal 2009 declined from the prior year, the average net sales price for fiscal 2009 exceeded the fiscal 2008 average net sales price during the second quarter of fiscal 2009 and stayed at this level for the remainder of the fiscal year. This increase in average net sales price was more than offset by the decline in sales volume as demand in the residential and commercial sectors continued to be impacted by the economic downturn. Wallboard operating margins decreased during fiscal 2009, as compared to fiscal 2008, primarily due to lower sales volumes and higher unit costs. The increase in unit costs during fiscal 2009, as compared to fiscal 2008, was primarily attributable to increased raw material and natural gas costs. In addition, the operating margins were impacted by a full year of costs at our Georgetown, South Carolina plant versus a partial year for fiscal 2008.

Cement Operations. The decrease in revenues during fiscal 2009, as compared to fiscal 2008, is due primarily to the 18% decline in sales volume. The decline in sales volume adversely impacted average sales prices in certain of our markets, although our average sales price was flat during fiscal 2009, as compared to fiscal 2008. The decline in average sales price and sales volume was more severe in our Illinois and Nevada markets, which were more significantly impacted by the economic slowdown experienced during fiscal 2009. The decline in revenues was the primary reason operating earnings declined by 16% in fiscal 2009, as compared to fiscal 2008. Operating costs remained relatively flat during fiscal 2009, as compared to fiscal 2008, with only slight increases in the cost of fuel and power. Purchased cement costs also increased slightly;

however, the percentage of purchased cement sold decreased to 16% of total cement sold in fiscal 2009 from 19% of total cement sold in fiscal 2008, with the majority of the purchased cement being sold by our joint venture.

Recycled Paperboard Operations. Net revenues and sales volume decreased 14% during fiscal 2009, as compared to 2008, due to lower gypsum paper sales. During fiscal 2009, sales of gypsum paper declined to 62% of total paperboard sales from 73% during fiscal 2008. The increase in the average selling price per ton during fiscal 2009, as compared to 2008, is primarily due to the price escalators contained in our long-term sales agreement. Operating margins per ton increased 14% during fiscal 2009, as compared to 2008, due to the decline in unit costs combined with an increase in the average net selling price per ton. The decrease in unit costs during fiscal 2009 is primarily due to a 16% decrease in fiber costs as compared to fiscal 2008, offset by a 22% increase in electrical costs during fiscal 2009. The 3% decline in operating earnings during fiscal 2009, as compared to 2008, is due to lower gypsum paper sales, partially offset by the increased operating margin per ton. The decline in gypsum paper sales is due to the decline in the demand for gypsum wallboard, which resulted in increased production and sales of lower margin non-gypsum paperboard.

Concrete and Aggregates Operations. The decline in sales volumes during fiscal 2009, as compared to fiscal 2008, was the primary reason for the decline in revenues of the concrete and aggregates division. The decline in sales volumes also negatively impacted the net average sales prices, resulting in declines of 5% and 6% for the concrete and aggregates divisions, respectively, in fiscal 2009, as compared to fiscal 2008. The decrease in revenues negatively impacted operating earnings during fiscal 2009, as did a change in the sales mix of aggregates to lower margin road base, which comprise 55% of the total product sold in fiscal 2009 as compared to approximately 45% in fiscal 2008.

GENERAL OUTLOOK

The United States government has recently taken several steps to assist the country in recovering from the recession that began in December 2007. The U.S. has passed the Troubled Asset Relief Program (“TARP”), aimed at shoring up the country’s financial institutions from the credit crisis that began during the latter half of calendar 2008. In addition, during the first quarter of calendar 2009, Congress passed The American Recovery and Reinvestment Act of 2009, a stimulus package with spending of up to $787 billion. A portion of the stimulus package is for infrastructure projects; however, most of the impact of the stimulus bill on the construction industry is not expected to be realized until calendar 2010. While the TARP program is continuing to provide liquidity to the country’s banks, there still is significant concern with the capitalization level of many of the largest banks. Although we expect the current administration to continue to proactively address the current financial crisis throughout the remainder of calendar 2009 there can be no assurance as to the actual impact that these legislative initiatives, or any other similar governmental programs, will have on our business, financial condition or results of operations.

The continued downturn in the residential and commercial construction markets, coupled with the contraction of credit from the marketplace, is expected to continue to negatively impact the entire U.S. wallboard industry by reducing the demand for gypsum wallboard nationwide. The reduction in demand has caused industry capacity utilization to decline to approximately 65%, negatively impacting sales prices. Wallboard consumption during the first quarter of calendar 2009, as reported by the Gypsum Association, decreased approximately 29% from calendar year 2008, and the annualized consumption number for calendar 2009 is expected to be 29% below total consumption for calendar 2008. Based on the estimated annualized consumption for calendar 2009, average industry capacity utilization is estimated to be below 55% for calendar 2009.

Cement consumption in the US declined approximately 16% in calendar 2008 to approximately 106.0 million short tons, as compared to consumption of approximately 126.0 million short tons during calendar 2007. The U.S. cement industry continues to reduce imports of foreign cement with imports declining to 12% of total consumption during calendar 2008, as compared to 21% of total consumption in calendar 2007. Cement demand in most U.S. regions continues to be impacted by decreasing residential housing construction, the softening commercial construction market and state budget deficits, which will hinder cement consumption during the remainder of calendar 2009. The U.S. Government has included increased infrastructure spending as part of the stimulus package passed during the first quarter of calendar 2009; however, the effects of these expenditures are not expected to begin until calendar 2010. The Portland Cement Association estimates that cement consumption for calendar 2009 will decrease approximately 18% to approximately 88.0 million short tons before any positive impact from the recently announced stimulus bill occurs. We expect the contraction in cement consumption to impact all of the markets served by our cement plants throughout the remainder of calendar 2009.

Sales of gypsum paper as a percentage of total paper sold continue to decline as low wallboard demand is expected to continue throughout the remainder of fiscal 2010. Sales of gypsum paper comprised approximately 62% of total paper sales during fiscal 2009, as compared to approximately 73% during fiscal 2008; however, the addition of our Georgetown, South Carolina wallboard plant has kept paperboard sales to our gypsum wallboard division steady at approximately 35% of total tons sold. Lower total sales volumes of gypsum paper are expected to continue during fiscal 2010, but we continue to seek opportunities for sales in new markets as well as supplying product to the high performance containerboard market. Our major operating costs, such as fiber and natural gas declined during fiscal 2009. Due to the worldwide recession, we do not expect significant increases in the cost of fiber during the first half of calendar 2009. We continue to closely monitor the price and consumption of fiber, electricity and natural gas as these costs comprise a significant portion of our total production costs.

We expect aggregate and concrete sales volumes to be depressed throughout the remainder of calendar 2009 in both of our markets as both residential and infrastructure spending remain soft, and any impact from stimulus bill most likely will not be realized until calendar 2010.

Fiscal Year 2008 Compared to Fiscal Year 2007

	For the Years Ended March 31,
	2008	2007	Change
Revenues (1)	$910,338	$1,062,882	(14)%
Operating Costs (1)	726,124	732,821	(1)%

Operating Profit	184,214	330,061	(44)%
Corporate General and Administrative	18,756	20,344	(8)%
Interest Expense, net	21,074	5,429	288%

Earnings Before Income Taxes	144,384	304,288	(53)%
Income Taxes	46,616	101,624	(54)%

Net Earnings	$97,768	$202,664	(52)%

Diluted Earnings per Share	$2.12	$4.07	(48)%

(1)	Includes intersegment revenues and our proportionate share of our Joint Venture. See Footnote (G) to the Consolidated Financial Statements for more information.

Consolidated Results. Consolidated net revenues for fiscal 2008 were down 14% from fiscal 2007 primarily due to lower sales prices and sales volumes in the Gypsum Wallboard segment. Fiscal 2008 operating earnings of $184.2 million decreased 44% from our record setting amount of $330.1 million last fiscal year mainly due to decreased Gypsum Wallboard operating earnings.

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

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,		Percentage Change
	2008	2007
	In thousands except per unit
Revenues (1)
Gypsum Wallboard	$342,550	$511,615	(33)%
Cement (2)	345,223	321,852	7%
Recycled Paperboard	133,395	127,545	5%
Concrete and Aggregates	87,640	97,323	(10)%
Other Income, net	1,530	4,547	(66)%

Gross Revenues	$910,338	$1,062,882	(14)%

Sales Volume
Gypsum Wallboard (MMSF)	2,395	2,610	(8)%
Cement (M Tons) (2)	3,425	3,235	6%
Recycled Paperboard (M Tons)	271	275	(1)%
Concrete (M Yards)	802	882	(9)%
Aggregates (M Tons)	3,754	4,875	(23)%

Average Net Sales Prices (3)
Gypsum Wallboard	$108.36	$161.86	(33)%
Cement (2)	$96.04	$93.13	3%
Recycled Paperboard	$484.22	$452.99	7%
Concrete	$76.74	$71.81	7%
Aggregates	$6.96	$6.88	1%

Operating Earnings
Gypsum Wallboard	$45,954	$198,085	(77)%
Cement (2)	106,633	92,182	16%
Recycled Paperboard	17,022	18,998	(10)%
Concrete and Aggregates	13,075	16,249	(20)%
Other, net	1,530	4,547	(66)%

Net Operating Earnings	$184,214	$330,061	(44)%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Gypsum Wallboard Operations. The decrease in revenues during fiscal 2008 as compared to fiscal 2007 is due to lower sales volume and sales prices. Sales prices decreased throughout fiscal 2008 as demand, particularly in residential homebuilding and repair and remodel activities, declined sharply. This decline in demand, along with additions to capacity in the gypsum wallboard industry, resulted in decreased utilization and pricing. Wallboard operating margins decreased during fiscal 2008 as compared to fiscal 2007 primarily due to lower sales prices and higher unit costs. The increase in unit costs during fiscal 2008 as compared to fiscal 2007 was primarily attributable to increased raw material costs and costs associated with the start up of production at our Georgetown, South Carolina plant during the fourth quarter of fiscal 2008.

Cement Operations. Revenues increased during fiscal 2008 as compared to fiscal 2007, primarily due to increased sales volumes. Sales prices also increased during fiscal 2008 as compared to fiscal 2007, primarily due to price increases implemented in most of our markets during April 2007. Operating earnings and operating margins increased during fiscal 2008 as compared to fiscal 2007 primarily due to increased sales prices, coupled with increased sales volumes, offset slightly by higher purchased cement costs. Additionally, our sales mix was positively impacted by the increased production at Illinois Cement Company in fiscal 2008 as compared to fiscal 2007, which reduced our percentage of sales of low margin purchased cement to 19% in fiscal 2008 as compared to 26% in fiscal 2007.

Recycled Paperboard Operations. Net revenues increased by 5% during fiscal 2008 as compared to 2007 primarily due to increases in the average selling price per ton. The increase in the average selling price per ton during fiscal 2008 as compared to fiscal 2007 is due primarily to price escalators contained in our long-term sales agreement. Operating margins declined during fiscal 2008 as compared to fiscal 2007 primarily due to the increase in unit costs, which was offset slightly by an increase in average sales price per ton. The increase in unit costs during fiscal 2008 is primarily due to a 28% increase in fiber costs and an 11% increase in natural gas costs during fiscal 2008 as compared to fiscal 2007. Also, a change in the mix of products sold during fiscal 2008 negatively impacted operating margins. During fiscal 2008, sales of higher margin gypsum paper declined to 73% of total paperboard production from 79% during fiscal 2007. This decline is due primarily to the decline in demand for gypsum wallboard, and resulted in increased production and sales of lower margin linerboard.

Concrete and Aggregates Operations. Declining sales volumes during fiscal year 2008 are the primary reason for the decline in revenues for both concrete and aggregates during fiscal 2008 as compared to fiscal 2007. Declines in concrete revenues were partially offset by increased sales price per yard in fiscal 2008, while the average net sales price of aggregates was relatively flat. Concrete operating margins increased slightly during fiscal 2008, despite increased unit costs during the year. The increase in average sales price per yard in fiscal 2008 was partially offset by the increase in unit costs during fiscal 2008 as compared to fiscal 2007. The increase in unit costs is due primarily to the increase in the price of cement and delivery costs during fiscal 2008. Aggregates operating margins declined during fiscal 2008 as compared to fiscal 2007 due to increased crushing and plant costs, partially offset by increased sales prices.

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

Estimation of Reserves and Valuation Allowances. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligation to the Company, the balance in the reserve for doubtful accounts is evaluated, and if it is determined to be deficient, a specific amount will be added to the reserve. For all other customers, the reserve for doubtful accounts is determined by the length of time the receivables are past due or the customer’s financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2009	2008
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$79,385	$104,752

Investing Activities:
Proceeds from Sale of Assets	3,996	—
Capital Expenditures and Other Investing Activities, net	(16,078)	(96,857)

Net Cash Used in Investing Activities	(12,082)	(96,857)

Financing Activities:
Excess Tax Benefits – Share Based Payments	655	2,848
Increase in Notes Payable	55,000	—
Addition to Long-term Debt, net	—	200,000
Repayment of Long-term Debt	(95,000)	—
Retirement of Common Stock	—	(176,895)
Dividends Paid	(30,441)	(35,600)
Proceeds from Stock Option Exercises	1,321	3,497

Net Cash Used in Financing Activities	(68,465)	(6,150)

Net Increase (Decrease) in Cash	$(1,162)	$1,745

Cash flows from operating activities declined by $25.4 million during fiscal 2009 from fiscal 2008. This decrease was largely attributable to decreased net earnings, which declined by approximately $56.0 million. This decrease was partially offset by our $21.2 million decrease in operating assets and liabilities as compared to the $46.2 million decrease in fiscal 2008. Decreases in operating assets and liabilities in fiscal 2009 are due primarily to decreased accounts payable, due to lower purchased cement and fiber costs. Decreases in operating assets and liabilities in fiscal 2008 are due primarily to the payment of $45.8 million to the Internal Revenue Service (“IRS”) in relation an audit of our fiscal 2001, 2002 and 2003 tax years.

The IRS issued its Exam Report and Notice of Proposed Adjustment to the Company in November 2007 that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $27.6 million, plus penalties of $5.7 million and applicable interest, and would result in additional state income taxes, including applicable interest and penalties. The Company is pursuing an administrative appeal and, if necessary, will resort to the courts for a final determination. The Company paid the IRS approximately $45.8 million during November 2007, including $27.6 million in federal income taxes, the $5.7 million for penalties and $12.5 million of interest, to avoid additional imposition of the large corporate tax underpayment interest rates. See Notes (F) and (H) of the Notes to the Consolidated Financial Statements for additional information.

Net cash used in investing activities decreased to $12.1 million in fiscal 2009 as compared to $96.8 million in fiscal 2008. This decline is primarily due to the completion of our Georgetown, South Carolina wallboard plant during fiscal 2008. Amounts spent during fiscal 2009 were primarily related to maintenance capital.

Net cash used in financing activities increased to $68.5 million during fiscal 2009, primarily due to borrowings associated with the early retirement of a portion of our senior notes. As a result of the early retirement, we recorded a net gain of approximately $4.4 million. During fiscal 2008, we had positive financing cash flows from the issuance of $200 million in Series 2007A Senior Notes, offset by $176.9 million of share repurchases. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 45.3% and 44.1%, respectively, at March 31, 2009 as compared to 49.6% and 48.4%, respectively, at March 31, 2008.

Working capital at March 31, 2009, was $111.0 million compared to $83.9 million at March 31, 2008, primarily due to decreases in accounts payable and accrued liabilities, offset slightly by a decrease in accounts and notes receivable. We do not have any material contractual obligations related to long-term capital projects at March 31, 2009. We were in compliance at March 31, 2009 with all the terms and covenants of our credit agreements.

Debt Financing Activities.

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2009, the Company had $288.0 million of borrowings available under the Bank Credit Facility.

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. On February 5, 2009, we repurchased $7.0 million in principal of the Series 2005A Senior Notes for $6.7 million, leaving $193.0 million outstanding. Following the repurchase, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$77.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. On February 5, 2009, we repurchased $93.0 million in principal of the Series 2007A Senior Notes for $88.3 million, leaving $107.0 million outstanding. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$11.0 million	October 2, 2016	6.27%
Tranche C	$50.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

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

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At March 31, 2009, we had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $8.7 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Bank Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Bank Credit Facility, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity. For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors” above.

Cash Used for Share Repurchases and Stock Repurchase Program.

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 20 for additional information.

On November 7, 2006, we announced that our Board of Directors authorized the repurchase of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 717,300 remained available at March 31, 2009. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. We did not repurchase any shares during the fiscal year ended March 31, 2009. We repurchased 4,778,500 shares and 2,706,791 shares of Common Stock at a cost of $176.9 million and $100.4 million during the fiscal years ended March 31, 2008 and 2007, respectively.

Dividends.

Dividends paid in fiscal years 2009 and 2008 were $30.4 million and $34.7 million, respectively. During November 2008, we announced a decrease in our annual dividend from $0.80 to $0.40 per share, beginning with the February 2009 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we will continue to evaluate our dividend payment amount on an ongoing basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Fiscal Years Ended March 31,
	2009	2008
	(dollars in thousands)
Land and Quarries	$366	$658
Plants	11,909	90,398
Buildings, Machinery and Equipment	3,803	5,801

Total Capital Expenditures	$16,078	$96,857

Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. Capital expenditures in fiscal 2009 were primarily for maintenance, while the majority of our capital expenditures during fiscal 2008 related to the completion of our construction of a gypsum wallboard plant in Georgetown, South Carolina. The wallboard plant was completed in December 2007 and was fully operational at March 31, 2008. We expect capital expenditures during fiscal 2010 to be consistent with the amount spent in fiscal 2009.

Contractual and Other Obligations.

The Company has certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Long-term Debt/Notes Payable	$355,000	$—	$55,000	$38,600	$261,400
Operating Leases	12,532	1,338	1,350	886	8,958
Purchase Obligations	74,850	5,313	12,337	10,725	46,475

Total	$442,382	$6,651	$68,687	$50,211	$316,833

Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments. Additionally, we are subject to potential tax liabilities of approximately $83.9 million which may be payable in a 1 to 3 year period. See Notes (D) and (H) of the Notes to the Consolidated Financial Statements.

Based on our current actuarial estimates, we anticipate making contributions of approximately $1.0 to $1.5 million to our defined benefit plans for fiscal year 2010.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 0.1% in calendar 2008, 4.1% in 2007, and 2.5% in 2006. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During fiscal 2009, the Consumer Price Index for energy and transportation declined approximately 23% and 13% respectively. Strict cost control and improved productivity in our cement and paperboard segments in fiscal 2009 has minimized the impact of inflation on our operations, while our other segments remain more exposed to inflationary changes. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

GENERAL OUTLOOK

See “General Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 26- 27.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note (A) to the Notes to the Consolidated Financial Statements on pages 41-46.

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

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2009 outstanding borrowings under the Bank Credit Facility totaled $55.0 million. At present, we do not utilize derivative financial instruments.

The Company is subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except per share data)

	For the Years Ended March 31,
	2009	2008	2007
REVENUES
Gypsum Wallboard	$279,306	$342,550	$511,615
Cement	187,154	239,029	235,717
Paperboard	66,782	79,850	74,662
Concrete and Aggregates	65,338	86,594	95,860
Other, net	3,602	1,530	4,547

	602,182	749,553	922,401

COSTS AND EXPENSES
Gypsum Wallboard	278,117	296,596	313,530
Cement	137,543	166,378	176,300
Paperboard	50,201	62,828	55,664
Concrete and Aggregates	60,743	73,519	79,611
Corporate General and Administrative	16,901	18,756	20,344
Interest Expense, net	28,920	21,074	5,429

	572,425	639,151	650,878

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	32,426	33,982	32,765

EARNINGS BEFORE INCOME TAXES	62,183	144,384	304,288
Income Taxes	20,419	46,616	101,624

NET EARNINGS	$41,764	$97,768	$202,664

EARNINGS PER SHARE
Basic	$0.96	$2.15	$4.13

Diluted	$0.95	$2.12	$4.07

AVERAGE SHARES OUTSTANDINGS:
Basic	43,486,728	45,557,094	49,090,010

Diluted	43,897,416	46,145,219	49,787,113

CASH DIVIDENDS PER SHARE	$0.60	$0.80	$0.70

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2009	2008
ASSETS
Current Assets -
Cash and Cash Equivalents	$17,798	$18,960
Accounts and Notes Receivable, net	44,261	62,949
Inventories	107,063	98,717
Prepaid and Other Assets	6,161	8,480

Total Current Assets	175,283	189,106

Property, Plant and Equipment -	1,089,610	1,079,742
Less: Accumulated Depreciation	(419,669)	(374,186)

Property, Plant and Equipment, net	669,941	705,556
Notes Receivable	6,301	7,286
Investment in Joint Venture	39,521	40,095
Goodwill and Intangible Assets	152,812	153,449
Other Assets	22,810	22,229

	$1,066,668	$1,117,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$19,645	$50,961
Accrued Liabilities	44,604	54,210

Total Current Liabilities	64,249	105,171
Long-term Debt	355,000	400,000
Other Long-term Liabilities	97,104	86,447
Deferred Income Taxes	122,488	120,416

Total Liabilities	638,841	712,034

Stockholders’ Equity –	—	—
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,589,775 and 43,430,297 Shares, respectively.	436	434
Capital in Excess of Par Value	11,166	—
Accumulated Other Comprehensive Losses	(6,040)	(1,368)
Retained Earnings	422,265	406,621

Total Stockholders’ Equity	427,827	405,687

	$1,066,668	$1,117,721

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$41,764	$97,768	$202,664
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	51,232	44,850	40,040
Gain on Sale of Property, Plant and Equipment	(2,536)	—	—
Gain on Purchase of Debt, net	(4,763)	—	—
Deferred Income Tax Provision	5,769	1,414	(2,437)
Stock Compensation Expense	9,192	5,949	5,521
Equity in Earnings of Unconsolidated Joint Venture	(32,426)	(33,982)	(32,765)
Excess Tax Benefits from Share Based Payment Arrangements	(655)	(2,848)	(4,141)
Distributions from Joint Venture	33,000	37,750	29,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	19,673	15,521	8,305
Inventories	(8,346)	(19,809)	(11,109)
Accounts Payable and Accrued Liabilities	(33,944)	(10,658)	3,425
Other Assets	(1,965)	(3,508)	(3,037)
Income Taxes Payable	3,390	(27,695)	6,957

Net Cash Provided by Operating Activities	79,385	104,752	242,423

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(16,078)	(96,857)	(136,869)
Proceeds from Sale of Property, Plant and Equipment	3,996	—	—
Additional Investment in Joint Venture	—	—	(12,250)
Purchase of Illinois Cement 50% J.V. Interest	—	—	(3,000)

Net Cash Used in Investing Activities	(12,082)	(96,857)	(152,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess Tax Benefits from Share Based Payment Arrangements	655	2,848	4,141
Increase in Note Payable	55,000	—	—
Proceeds from Long-term Debt	—	200,000	—
Repayment of Long-term Debt	(95,000)	—	—
Dividends Paid to Stockholders	(30,441)	(35,600)	(34,665)
Retirement of Common Stock	—	(176,895)	(100,376)
Proceeds from Stock Option Exercises	1,321	3,497	3,045

Net Cash Used in Financing Activities	(68,465)	(6,150)	(127,855)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,162)	1,745	(37,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,960	17,215	54,766

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,798	$18,960	$17,215

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance March 31, 2006	$503	$—	$465,639	$(1,404)	$464,738

Net Earnings	—	—	202,664	—	202,664
Stock Option Exercises	3	3,042	—	—	3,045
Tax Benefit-Stock Option Exercise	—	4,141	—	—	4,141
Dividends to Stockholders	—	—	(34,241)	—	(34,241)
Share Based Activity	—	5,521	—	—	5,521
Retirement of Common Stock	(27)	(12,704)	(87,645)	—	(100,376)
Accrued Pension Benefit Liability	—	—	—	142	142
Decrease in Unfunded Pension Liability	—	—	—	412	412

Balance March 31, 2007	$479	$—	$546,417	$(850)	$546,046

Net Earnings	—	—	97,768	—	97,768
Stock Option Exercises	3	3,494	—	—	3,497
Tax Benefit-Stock Option Exercise	—	2,848	—	—	2,848
Dividends to Stockholders	—	—	(35,900)	—	(35,900)
Share Based Activity	—	5,949	—	—	5,949
Retirement of Common Stock	(48)	(12,291)	(164,556)	—	(176,895)
Cumulative effect of the adoption of FIN 48	—	—	(37,108)	—	(37,108)
Increase in Unfunded Pension Liability			—	(518)	(518)

Balance March 31, 2008	$434	$—	$406,621	$(1,368)	$405,687

Net Earnings	—	—	41,764	—	41,764
Stock Option Exercises	2	1,319	—	—	1,321
Tax Benefit-Stock Option Exercise	—	655	—	—	655
Dividends to Stockholders	—	—	(26,120)	—	(26,120)
Share Based Activity	—	9,192	—	—	9,192
Increase in Unfunded Pension Liability	—	—	—	(4,672)	(4,672)

Balance March 31, 2009	$436	$11,166	$422,265	$(6,040)	$427,827

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(A) Significant Accounting Policies

Basis of Presentation –

The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (“EXP” or the “Company”), which may be referred to as “our”, “we”, or “us”. All intercompany balances and transactions have been eliminated. EXP is a holding company whose assets consist of its investments in its subsidiaries, joint venture, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through EXP’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company L.P., which is located in Buda, Texas (the “Joint Venture”). Investments in the Joint Venture and affiliated companies owned 50% or less are accounted for using the equity method of accounting. The Equity in Earnings of Unconsolidated Joint Venture has been included for the same period as our March 31 year end.

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

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $3.7 million at both March 31, 2009 and 2008. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables. We have no significant credit risk concentration among our diversified customer base.

The majority of notes receivable at March 31, 2009 bears interest at the prime rate plus 0.5%, and are payable in quarterly installments of $0.2 million, with any unpaid amounts, plus accrued interest, due on October 17, 2011. The notes are collateralized by certain assets of the borrower, namely property and equipment. The current portion of notes receivable was $1.1 million at both March 31, 2009 and 2008. The weighted-average interest rate at March 31, 2009 and 2008 was 3.9% and 5.8%, respectively.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2009	2008
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$32,580	$27,212
Gypsum Wallboard	9,622	6,823
Finished Cement	11,303	11,894
Aggregates	11,684	11,229
Paperboard	4,142	5,677
Repair Parts and Supplies	36,429	32,233
Fuel and Coal	1,303	3,649

	$107,063	$98,717

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $50.0 million, $43.6 million and $38.8 million for the years ended March 31, 2009, 2008 and 2007, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2009 and 2008, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Goodwill and Intangible Assets –

Goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Given the relative weakness in gypsum wallboard pricing, coupled with the slowdown in residential housing, we expect to perform impairment tests at the end of each quarter on our gypsum wallboard assets and related goodwill during fiscal 2010, unless we determine that impairment loss is not reasonably likely to occur.

	March 31, 2009
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(723)	$577
Permits	40 years	22,000	(2,280)	19,720
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(3,003)	$152,812

	March 31, 2008
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(636)	$664
Permits	40 years	22,000	(1,730)	20,270
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(2,366)	$153,449

Amortization expense of intangibles was $0.6 million for each of the years ended March 31, 2009, 2008 and 2007.

Other Assets –

Other assets are primarily composed of loan fees and financing costs, deferred expenses, and deposits.

Stock Repurchases –

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2009. We did not repurchase any shares during the year ended March 31, 2009. We repurchased and retired 4,778,500 and 2,706,791 shares of Common Stock at a cost of $176.9 million and $100.4 million during the years ended March 31, 2008 and 2007, respectively.

Income Taxes –

We provide for deferred taxes on the differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates. We also recognize future tax benefits such as operating loss carry forwards, as applicable, to the extent that realization of such benefits is more likely than not.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on April 1, 2007. See Note (F) for a discussion of the impact of FIN 48.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify our freight revenue as sales and freight costs as cost of goods sold, respectively. Approximately $82.6 million, $101.7 million and $105.5 million were classified as cost of goods sold in the years ended March 31, 2009, 2008 and 2007, respectively.

Other net revenues include lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

A summary of comprehensive income for the fiscal years ended March 31, 2009, 2008 and 2007 is presented below:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Net Earnings	$41,764	$97,768	$202,664
Other Comprehensive Income , net of tax:
Pension Plan Actuarial Loss, net of tax	(4,672)	(518)	—
Minimum Pension Liability Adjustments	—	—	142

Comprehensive Income	$37,092	$97,250	$202,806

As of March 31, 2009, we have an accumulated other comprehensive loss of $6.0 million, which is net of income taxes of $3.3 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Statements of Consolidated Earnings – Supplemental Disclosures –

Selling, general and administrative expenses of the operating units are included in costs and expenses of each segment. Corporate general and administrative (“G&A”) expenses include administration, financial, legal, employee benefits and other corporate activities and are shown separately in the consolidated statements of earnings. Corporate G&A also includes stock compensation expense. See Note (J) for more information. During fiscal 2009, we had a gain on purchase of long-term debt that has been recorded as a reduction of Corporate G&A on the Consolidated Statement of Earnings. See Note (D) for more information.

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Operating Units Selling, G&A	$30,493	$37,143	$38,936
Corporate G&A	21,304	18,756	20,344
Net Gain on Purchase of Long-term Debt	(4,403)	—	—

	$47,394	$55,899	$59,280

Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred $49.5 million, $58.2 million and $63.7 million in the years ended March 31, 2009, 2008 and 2007, respectively.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2009, 2008 and 2007 were $26.9 million, $15.6 million and $11.5 million, respectively.

We made net payments of $12.8 million, $73.5 million and $97.0 million for federal and state income taxes in the years ended March 31, 2009, 2008 and 2007, respectively.

Earnings Per Share –

	For the Years Ended March 31,
	2009	2008	2007
Weighted-Average Shares of Common Stock Outstanding	43,486,728	45,557,094	49,090,010
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	846,935	1,341,693	1,492,045
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(559,663)	(820,276)	(866,624)
Restricted Stock Units	105,416	66,708	71,682

Weighted-Average Common and Common Equivalent Shares Outstanding	43,879,416	46,145,219	49,787,113

(1)	Includes unearned compensation related to outstanding stock options.

There were 2,865,700, 1,631,037 and 144,807 stock options at an average exercise price of $38.70, $47.11 and $49.73 that were excluded from the computation of diluted earnings per share for the years ended March 31, 2009, 2008 and 2007, respectively, because such inclusion would have been anti-dilutive.

New Accounting Standards –

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. In April 2008, the FASB issued FASB Staff Position FAS157-2 “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS 157 effective April 1, 2008, including the adoption of the deferral provisions of FSP FAS 157-2, and this adoption did not have a material effect on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value that do not currently require fair value measurement. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected not to fair value financial instruments and certain other items under SFAS 159 upon adoption on April 1, 2008; therefore, there was no impact on our results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position FAS107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosures about the fair value of financial instruments whenever summarized financial information for interim reporting periods is issued. This disclosure should include the methods and significant assumptions used to estimate the fair value of the financial instruments, as well as describe changes in such methods and significant assumptions, if applicable. FSP FAS 107-1 will be effective for interim reporting periods ending after June 15, 2009.

Reclassifications –

Certain prior year balances, primarily prepaid expenses and deferred taxes, have been reclassified to be consistent with the current year presentation.

(B) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2009	2008
	(dollars in thousands)
Land and Quarries	$62,782	$62,940
Plants	949,635	928,175
Buildings, Machinery and Equipment	77,193	74,591
Construction in Progress	—	14,036

	1,089,610	1,079,742
Accumulated Depreciation	(419,669)	(374,186)

	$669,941	$705,556

Construction in progress relates primarily to our construction of the gypsum wallboard facility in Georgetown, South Carolina which began during May 2006 and was completed during December 2007.

(C) Accrued Expenses

Accrued expenses at March 31, 2009 and 2008 consist of the following:

	March 31,
	2009	2008
	(dollars in thousands)
Payroll and Incentive Compensation	$10,813	$15,372
Benefits	9,152	8,874
Interest	7,310	10,391
Insurance	5,665	5,673
Other	11,664	13,900

	$44,604	$54,210

(D) Indebtedness

Long-term Debt is set forth below:

	March 31,
	2009	2008
	(dollars in thousands)
Senior Notes	$300,000	$400,000
Bank Credit Facility	55,000	—
Less Current Maturities	—	—

Total Long-term Debt	$355,000	$400,000

The weighted-average interest rate of Senior Notes during fiscal 2009 and 2008 was 5.9% and 5.7%, respectively. The weighted average interest rate of Senior Notes at March 31, 2009 and 2008 was 5.7% and 5.9%, respectively.

The weighted-average interest rate of bank debt borrowings during fiscal 2009, 2008 and 2007 was 2.4%, 6.9% and 0%, respectively. The interest rate on the bank debt was 1.7% and 0% at March 31, 2009 and 2008, respectively.

Maturities of long-term debt during the next five fiscal years are as follows:

Fiscal Year	Amount
2010	$—
2011	—
2012	55,000
2013	38,600
2014	—
Thereafter	261,400

Total	$355,000

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. On February 5, 2009, we repurchased $7.0 million in principal of the Series 2005A Senior Notes for $6.7 million, leaving $193.0 million outstanding. Following the repurchase, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$77.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. On February 5, 2009, we repurchased $93.0 million in principal of the Series 2007A Senior Notes for $88.3 million, leaving $107.0 million outstanding. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2009 and throughout the fiscal year.

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

Bank Debt -

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At March 31, 2009 the Company had $288.0 million of borrowings available under the Bank Credit Facility.

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2009, we had $7.0 million of letters of credit outstanding.

(E) Fair Value of Financial Instruments

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2009 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$35,975
Series 2005A Tranche B	64,500
Series 2005A Tranche C	60,331
Series 2007A Tranche A	8,480
Series 2007A Tranche B	9,405
Series 2007A Tranche C	41,375
Series 2007A Tranche D	28,815

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Bank Credit Facility also approximates its carrying value at March 31, 2009.

(F) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Current Provision -
Federal	$13,262	$39,468	$96,686
State	1,388	5,734	7,375

	14,650	45,202	104,061
Deferred Provision -
Federal	5,373	(4,081)	(3,769)
State	396	5,495	1,332

	5,769	1,414	(2,437)

Provision for Income Taxes	$20,419	$46,616	$101,624

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Earnings Before Income Taxes	$62,183	$144,384	$304,288

Income Taxes at Statutory Rate	$21,764	$50,534	$106,501
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	1,160	7,299	5,316
Statutory Depletion in Excess of Cost	(2,636)	(9,420)	(8,338)
Domestic Production Activities Deduction	(720)	(2,558)	(2,799)
Other	851	761	944

Provision for Income Taxes	$20,419	$46,616	$101,624

Effective Tax Rate	33%	32%	33%

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$6,981	$6,088	$1,696
Bad Debts	825	(288)	174
Uniform Capitalization	90	(464)	177
Accrual Changes	(1,522)	(1,849)	(2,211)
Other	(605)	(2,073)	(2,273)

	$5,769	$1,414	$(2,437)

Components of deferred income taxes are as follows:

	March 31,
	2009	2008
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$148,431	$140,475

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	(20,922)	(19,400)
Bad Debts	(1,409)	(2,233)
Uniform Capitalization	(806)	(896)
Other	(4,365)	(404)

Total Deferred Tax Assets	(27,502)	(22,933)

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2009	2008
	(dollars in thousands)
Prepaid and Other Assets	$1,559	$2,874

Deferred Income Taxes	$122,488	$120,416

Uncertain tax positions -

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

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

As a result of adopting FIN 48, we increased the tax reserves by $84.8 million, from $3.6 million to $88.4 million as of April 1, 2007, with the corresponding offset representing an increase in goodwill. As a result of the $84.8 million increase in the liability for uncertain tax positions, we recorded a $37.1 million increase in the amount of accrued interest expense as of April 1, 2007, of which $18.2 million was recorded in Accrued Liabilities and the remaining amount of $18.9 million was recorded in Other Long-term Liabilities. Our policy is to recognize accrued interest related to uncertain tax positions as a component of interest expense, and to recognize penalties as a component of income tax expense.

The increase in accrued interest expense resulted in a decrease to the April 1, 2007, balance of retained earnings.

The following table summarizes the changes in the total amounts of uncertain tax positions for 2009 (dollars in thousands):

Balance at April 1, 2008	$83,868
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	—

Balance at March 31, 2009	$83,868

Accrued interest recognized during the year ended March 31, 2009	$4,934

Accrued penalties recognized during the year ended March 31, 2009	$821

None of the $83.9 million liability for uncertain tax positions as of March 31, 2009, if recognized, would impact the effective tax rate. If these tax positions were recognized, other long-term liabilities would be reduced by $56.2 million, and we would receive a refund of $27.6 million related to taxes paid during fiscal 2008 (see Note (H) for more information). Additionally, we would reduce other long-term liabilities by $32.3 million for accrued interest and penalties on the uncertain tax positions. Since tax penalties are recognized as a component of income tax expense, future penalty accruals and resolution of uncertain tax positions will impact our effective tax rate.

As of March 31, 2009, we may be assessed additional federal and state income taxes, interest and penalties for tax years 2001 through 2008. We have filed an administrative appeal with the IRS for the 2001 through 2003 examination years. Returns for the years 2004 through 2006 are currently under audit by the IRS. The appeal proceeding and audit field work should be completed within the next twelve months.

We currently are unable to estimate the range of possible increase or decrease in uncertain tax positions that may occur within the next twelve months from the eventual outcome of the years currently under audit or appeal, and therefore cannot anticipate whether such outcome will result in a material change to our financial position or results of operations.

(G) Business Segments

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

As further discussed below, we operate five gypsum wallboard plants, a gypsum wallboard distribution center, four cement plants, eleven cement distribution terminals, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

The Company accounts for intersegment sales at market prices. The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$279,306	$342,550	$511,615
Cement	289,436	345,223	321,852
Paperboard	116,337	133,395	127,545
Concrete and Aggregates	66,247	87,640	97,323
Other, net	3,602	1,530	4,547

	754,928	910,338	1,062,882
Less: Intersegment Revenues	(57,098)	(63,645)	(63,959)
Less: Joint Venture Revenues	(95,648)	(97,140)	(76,522)

	$602,182	$749,553	$922,401

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Intersegment Revenues -
Cement	$6,634	$9,054	$9,614
Paperboard	49,555	53,545	52,883
Concrete and Aggregates	909	1,046	1,462

	$57,098	$63,645	$63,959

Cement Sales Volumes (M tons) -
Wholly-Owned	1,859	2,377	2,388
Joint Ventures	967	1,048	846

	2,826	3,425	3,234

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Operating Earnings -
Gypsum Wallboard	$1,190	$45,954	$198,085
Cement	82,036	106,633	92,182
Paperboard	16,581	17,022	18,998
Concrete and Aggregates	4,595	13,075	16,249
Other, net	3,602	1,530	4,547

Sub-Total	108,004	184,214	330,061
Corporate General and Administrative	(16,901)	(18,756)	(20,344)

Earnings Before Interest and Income Taxes	91,103	165,458	309,717
Interest Expense, net	(28,920)	(21,074)	(5,429)

Earnings Before Income Taxes	$62,183	$144,384	$304,288

Cement Operating Earnings -
Wholly-Owned	$49,610	$72,651	$59,417
Joint Ventures	32,426	33,982	32,765

	$82,036	$106,633	$92,182

Identifiable Assets (1) -
Gypsum Wallboard	$489,518	$516,706	$392,377
Cement	317,555	320,869	309,974
Paperboard	154,541	174,071	171,735
Concrete and Aggregates	56,334	62,410	61,181
Corporate and Other	48,720	43,665	36,143

	$1,066,668	$1,117,721	971,410

Capital Expenditures (1) -
Gypsum Wallboard	$3,717	$71,186	$86,946
Cement	10,785	18,986	30,209
Paperboard	566	2,728	5,875
Concrete and Aggregates	994	3,820	13,737
Other, net	16	137	102

	$16,078	$96,857	136,869

Depreciation, Depletion and Amortization(1)
Gypsum Wallboard	$23,016	$18,436	$16,622
Cement	14,186	13,061	10,889
Paperboard	9,094	8,524	8,326
Concrete and Aggregates	4,033	4,021	3,345
Other, net	903	808	858

	$51,232	$44,850	$40,040

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

The segment breakdown of goodwill at March 31, 2009 and 2008 is as follows:

	For the Years Ended March 31,
	2009	2008
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

(H) Commitments and Contingencies

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

If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by us of approximately $27.6 million, plus penalties of $5.7 million and applicable interest. Moreover, for taxable years subsequent to fiscal 2003, we also claimed depreciation deductions with respect to the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes of approximately $39.6 million, plus applicable interest and possible civil penalties, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $9.3 million would be owed by us for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained. The IRS examination of federal income tax returns for fiscal years ended March 31, 2004, 2005 and 2006 is currently in process. See Note (F) for more information on the potential impact of open tax years.

On December 7, 2007, we filed an administrative appeal of the IRS’s proposed adjustments. On December 17, 2008 our initial appeals hearing with the IRS was held. Our appeal is currently still in process. The Company intends to vigorously pursue the appeal and, if necessary, resort to the courts for a final determination.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements to secure funding obligation on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2009, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	For the Years Ended March 31,
	2009	2008
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,673	$5,582
Insurance Expense Accrued	3,852	3,407
Payments	(3,860)	(3,316)

Accrual Balance at End of Period	$5,665	$5,673

We are currently contingently liable for performance under $8.7 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, construction contractor and other commercial contractual relationships; and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. We currently have no outstanding guarantees of third party debt.

Our paperboard operation, Republic Paperboard Company LLC (“Republic”), is a party to a long-term paper supply agreement with St. Gobain pursuant to which Republic is obligated to sell to St. Gobain 95% of the gypsum-grade recycled paperboard requirements for three of St. Gobain’s wallboard plants. This comprises approximately 25% to 30% of Republic’s current annual output of gypsum-grade recycled paperboard.

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2009. The contracts are for approximately 40% of our expected natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2009, 2008 and 2007 totaled $1.9 million, $2.2 million and $2.2 million, respectively. Minimum annual rental commitments as of March 31, 2009, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2010	$1,338
2011	$1,034
2012	$201
2013	$116
2014	$84
Thereafter	$9,760

(I) Pension and Profit Sharing Plans

We have several defined benefit and defined contribution retirement plans which together cover substantially all of our employees. We are not a party to any multi-employer pension plan. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment. Our funding policy is to generally contribute amounts that are deductible for income tax purposes.

The annual measurement date is March 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plans.

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2009 and a statement of the funded status as of March 31, 2009 and 2008:

	For the Years Ended March 31,
	2009	2008
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$16,187	$15,089
Service Cost - Benefits Earned During the Period	558	533
Interest Cost on Projected Benefit Obligation	1,003	898
Plan Amendments	—	—
Actuarial Loss	828	137
Benefits Paid	(485)	(470)

Benefit Obligation at March 31,	18,091	16,187

Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	14,082	13,781
Actual Return on Plan Assets	(3,786)	(523)
Employer Contributions	508	1,294
Benefits Paid	(485)	(470)

Fair Value of Plans at March 31,	10,319	14,082

Funded Status -
Funded Status at March 31,	$(7,772)	$(2,105)

Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(7,772)	$(2,105)
Accumulated Other Comprehensive Income	7,772	2,105

Net Amount Recognized	$—	$—

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2009	2008
	(dollars in thousands)
Projected Benefit Obligation	$18,091	$16,187
Accumulated Benefit Obligation	$17,945	$15,961
Fair Value of Plan Assets	$10,319	$14,082

Net periodic pension cost for the fiscal years ended March 31, 2009, 2008 and 2007, included the following components:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$558	$533	$515
Interest Cost of Projected Benefit Obligation	1,003	898	836
Expected Return on Plan Assets	(1,118)	(1,120)	(979)
Recognized Net Actuarial Loss	306	130	155
Amortization of Prior-Service Cost	143	147	150

Net Periodic Pension Cost	$892	$588	$677

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows:

Fiscal Years	Total
2010	$651
2011	$691
2012	$711
2013	$777
2014	$893
2015-2019	$5,630

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2009	2008	2007
Net Periodic Benefit Costs -
Discount Rate	6.0%	6.0%	6.0%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	3.5%	3.5%	3.5%

	March 31,
	2009	2008
Benefit Obligations -
Discount Rate	6.0%	6.0%
Rate of Compensation Increase	3.5%	3.5%

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

The pension plans’ weighted-average asset allocation at March 31, 2009 and 2008 and the range of target allocation are as follows:

	Range of Target Allocation	Percentage of Plan Assets at March 31,
		2009	2008
Asset Category -
Equity Securities	40 – 60%	70%	70%
Debt Securities	35 – 60%	30%	30%
Other	0 – 5%	—	—

Total		100%	100%

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

Based on our current actuarial estimates, we anticipate making contributions of approximately $1.0 to $1.5 million to our defined benefit plans for fiscal year 2010.

We also provide a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions at all times. Employees become fully vested in our contributions over a seven year period for contributions made prior to 2007, and over a six year period for contributions made beginning in 2007. Costs relating to the employer discretionary contributions for the Company’s defined contribution plan totaled $3.3 million, $3.0 million and $3.1 million in fiscal years 2009, 2008 and 2007, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, the Company made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2009, 2008 and 2007.

(J) Stock Option Plans

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

Long-Term Compensation Plans -

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

In early August 2008, we granted options to members of the Board of Directors (the “Fiscal 2009 Board of Directors Grant”). Options granted under the Fiscal 2009 Board of Directors Grant vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years. In late August 2008, the Compensation Committee of the Board of Directors approved an incentive equity award to certain individuals that may be earned, in whole or in part, if certain performance conditions are satisfied (the “Fiscal 2009 Stock Option Grant”). The Fiscal 2009 Stock Option Grant was structured to provide short-term incentives to address the changed circumstances in the economy and our business since the issuance of the Fiscal 2008 Stock Option Grant. The performance and vesting criteria for the Fiscal 2009 Stock Option Grant was based on the achievement of specified levels of earnings before interest, taxes, depreciation and amortization, as well as achievement of certain safety metrics for the nine month period ending March 31, 2009. Under the terms of the option grant, all of the stock options were earned at March 31, 2009. The options have a term of seven years, and became vested when earned. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards granted in fiscal 2009 are as follows: annual dividend rate of 2.0%, expected volatility of 36%, risk free interest rate of 3.4% and expected life of 6.0 years. We expensed the fair value of the Fiscal 2009 Stock Option Grant over the nine month period ended March 31, 2009, as adjusted for actual forfeitures.

All stock options issued during fiscal 2009 and 2008 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2009 and 2008 are as follows:

	2009	2008
Dividend Yield	2.0%	2.0%
Expected Volatility	36.0%	32.0%
Risk Free Interest Rate	3.4%	4.7%
Expected Life	6.0 years	5.5 years

For the years ended March 31, 2009, 2008 and 2007, we expensed approximately $7.1 million, $5.4 million and $3.9 million, respectively. At March 31, 2009, there was approximately $5.3 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 5.0 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	2,787,047	$34.26	1,636,852	$19.07	1,816,865	$15.74
Granted	912,910	$27.84	1,457,148	$47.12	150,364	$49.16
Exercised	(121,228)	$11.01	(281,033)	$12.44	(263,489)	$11.55
Cancelled	(10,298)	$62.83	(25,920)	$34.11	(66,888)	$25.78

Outstanding Options at End of Year	3,568,431	$33.32	2,787,047	$34.26	1,636,852	$19.07

Options Exercisable at End of Year	1,995,631		1,325,176		1,366,744

Weighted Average Fair Value of Options Granted during the Year		$9.07		$14.38		$21.88

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$6.80 - $8.15	237,215	1.74	$7.57	237,215	$7.57
$9.57 - $13.43	394,537	3.71	$12.09	394,537	$12.09
$21.52 - $29.08	1,103,970	5.76	$26.08	1,100,970	$26.09
$34.09 - $40.78	416,670	4.40	$37.06	209,870	$38.50
$47.53 - $62.83	1,416,039	5.32	$48.10	53,039	$62.10

	3,568,431	4.93	$33.32	1,995,631	$23.37

As of March 31, 2009 there was no aggregate intrinsic value of stock options outstanding for non-exercisable options. Aggregate intrinsic value for exercisable stock options on March 31, 2009 totaled $1.9 million.

During the year ended March 31, 2009, the total intrinsic value of options exercised was approximately $1.8 million.

Restricted Stock Units. As part of the Fiscal 2009 Stock Option Grant, the same employees receiving options also received 100,750 restricted stock units (“RSUs”). The vesting criteria for the RSUs are the same as the criteria for the Fiscal 2009 Stock Option Grant and, accordingly, all of the RSUs were earned and will become vested on August 21, 2009. The RSUs earned are being expensed over a one year period. The value of RSUs granted in previous years is being amortized over a three year period for grants to employees and a period not to exceed ten years for grants to directors. Expense related to RSUs was approximately $1.9 million, $0.5 million and $1.4 million in fiscal years ended March 31, 2009, 2008 and 2007, respectively. At March 31, 2009 there was approximately $1.4 million of unrecognized compensation cost from restricted stock units that will be recognized over a weighted-average period of 2.2 years.

Restricted Stock. We granted 15,000 shares of restricted stock to an employee on June 10, 2008. The restricted stock was valued at approximately $0.5 million, based on the closing price of the stock on the date of the grant. The restrictions lapse in annual increments over a seven year period, with the expense recognized ratably over a seven year period.

Shares available for future stock option and restricted stock unit grants were 299,687 at March 31, 2009.

(K) Hedging Activities

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

(L) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2009	2008	2007
	(dollars in thousands)
Interest Income	$(447)	$(1,075)	$(2,282)
Interest Expense	23,937	20,070	11,278
Interest Expense – IRS	4,934	6,407	—
Interest Capitalized	—	(4,788)	(3,998)
Other Expenses	496	460	431

Interest Expense, net	$28,920	$21,074	$5,429

Interest income includes interest on investments of excess cash and interest on notes receivable. Components of interest expense primarily include interest associated with the Bank Credit Facility, the Senior Notes, commitment fees based on the unused portion of Bank Credit Facility and the unrecognized tax benefits in accordance with FIN 48. Other expenses include amortization of debt issue costs and costs associated with the Bank Credit Facility and the Senior Notes. Capitalized interest relates to the modernization of our Illinois Cement facility during fiscal year 2007 and our construction of a gypsum wallboard facility in Georgetown, South Carolina during fiscal years 2007 and 2008 and was calculated by applying our average borrowing rate to the average balance of our construction in progress account. We ceased capitalizing interest upon the start-up of the plants.

(M) Stockholders’ Equity

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

(N) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2009	2008
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$176,803	$221,237
Earnings Before Income Taxes	10,932	55,716
Net Earnings	7,830	37,525
Diluted Earnings Per Share	0.18	0.77
Second Quarter -
Revenues	178,934	210,463
Earnings Before Income Taxes	22,244	50,011
Net Earnings	15,645	34,538
Diluted Earnings Per Share	0.36	0.73
Third Quarter -
Revenues	137,829	173,005
Earnings Before Income Taxes	16,550	32,074
Net Earnings	11,259	22,459
Diluted Earnings Per Share	0.26	0.50
Fourth Quarter -
Revenues	108,859	144,848
Earnings Before Income Taxes	12,457	6,583
Net Earnings	7,030	3,246
Diluted Earnings Per Share	$0.16	$0.07

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.:

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company changed its method for income tax uncertainties effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 26, 2009

Texas Lehigh Cement Company LP

Statements of Operations

	Year ended December 31,
	2008	2007	2006
			(unaudited)
Net sales	$189,111,196	$177,340,557	$137,906,469
Cost of goods sold	115,934,362	105,717,188	72,506,523

Gross margin	73,176,834	71,623,369	65,399,946
Selling, general, and administrative expenses	5,079,855	4,719,573	4,478,134

Operating income	68,096,979	66,903,796	60,921,812
Interest and other income	801,063	811,284	5,117,658
Equity in (loss) earnings of joint venture	(3,311)	(63,128)	60,536
Texas margin tax	(695,723)	(703,000)	—

Net income	$68,199,008	$66,948,952	$66,100,006

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,399,572	$7,459,143
Receivables:
Trade accounts receivable, net of allowance for doubtful accounts and discounts of $938,071 and $833,164	21,688,271	23,365,016
Inventories:
Cement	3,926,033	2,426,366
Raw materials and materials-in-process	3,882,046	2,097,797
Parts and supplies	10,510,102	9,330,565

	18,318,181	13,854,728

Prepaid assets	901,289	815,484

Total current assets	47,307,313	45,494,371

Property, plant, and equipment:
Land, including quarry	3,752,219	3,752,219
Cement plant	103,854,819	103,564,175
Mobile equipment and other	4,696,930	5,036,352
Furniture and fixtures	554,783	499,093
Construction-in-progress	342,640	77,413

	113,201,391	112,929,252
Less accumulated depreciation and depletion	(94,551,966)	(91,195,014)

	18,649,425	21,734,238

Investment in joint venture	23,294,097	24,497,408
Note receivable	798,020	826,114

Total assets	$90,048,855	$92,552,131

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$6,900,035	$7,806,355
Accrued liabilities	9,188,927	7,236,184
Due to affiliates	161,929	139,670

Total liabilities	16,250,891	15,182,209

Commitments and contingencies	—	—

Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	73,798	77,370
Lehigh Portland Holdings, LLC	73,798	77,370
Limited Partners’ Capital:
TLCC LP LLC	36,825,184	38,607,591
Lehigh Portland Investments, LLC	36,825,184	38,607,591

Total partners’ capital	73,797,964	77,369,922

Total liabilities and partners’ capital	$90,048,855	$92,552,131

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

	General Partners’ Capital		Limited Partners’ Capital		Total
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC
Balance at December 31, 2005 (unaudited)	$50,247	$50,247	$25,073,181	$25,073,181	$50,246,856
Net income for the year	66,100	66,100	32,983,903	32,983,903	66,100,006
Other comprehensive income	92	92	45,983	45,983	92,150
Distribution of earnings	(32,000)	(32,000)	(15,968,000)	(15,968,000)	(32,000,000)

Balance at December 31, 2006 (unaudited)	84,439	84,439	42,135,067	42,135,067	84,439,012
Net income for the year	66,949	66,949	33,407,527	33,407,527	66,948,952
Other comprehensive loss	(18)	(18)	(9,003)	(9,003)	(18,042)
Distribution of earnings	(74,000)	(74,000)	(36,926,000)	(36,926,000)	(74,000,000)

Balance at December 31, 2007	77,370	77,370	38,607,591	38,607,591	77,369,922
Net income for the year	68,199	68,199	34,031,305	34,031,305	68,199,008
Other comprehensive loss	(1,271)	(1,271)	(634,212)	(634,212)	(1,270,966)
Distribution of earnings	(70,500)	(70,500)	(35,179,500)	(35,179,500)	(70,500,000)

Balance at December 31, 2008	$73,798	$73,798	$36,825,184	$36,825,184	$73,797,964

See notes to financial statements

Texas Lehigh Cement Company LP

Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
			(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	$68,199,008	$66,948,952	$66,100,006
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	4,121,831	4,705,343	4,874,843
Gain on sales of equipment	(157,177)	(10,727)	(987)
Equity in loss (income) of unconsolidated joint venture	3,311	63,128	(60,536)
Changes in assets and liabilities:
Trade accounts receivable	2,020,422	(4,229,503)	(4,440,290)
Notes receivable	(315,583)	11,769	(837,883)
Inventories	(4,463,453)	2,400,804	(4,163,642)
Prepaid assets	(85,805)	157,118	(252,911)
Accounts payable	(906,320)	1,740,047	2,287,207
Accrued liabilities and due to affiliates	704,036	1,266,924	95,562

Net cash provided by operating activities	69,120,270	73,053,855	63,601,369

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(1,566,666)	(449,944)	(1,648,211)
Investment in joint venture	—	—	(24,500,000)
Distributions from joint venture	1,200,000	—	—
Proceeds from sale of equipment	686,825	12,755	20,555

Net cash used in investing activities	320,159	(437,189)	(26,127,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(70,500,000)	(74,000,000)	(32,000,000)

Net cash used in financing activity	(70,500,000)	(74,000,000)	(32,000,000)

Net increase (decrease) in cash and cash equivalents	(1,059,571)	(1,383,334)	5,473,713
Cash and cash equivalents at beginning of year	7,459,143	8,842,477	3,368,764

Cash and cash equivalents at end of year	$6,399,572	$7,459,143	$8,842,477

See notes to financial statements.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

(A) Organization

Texas Lehigh Cement Company (“Texas Lehigh”), a Texas general partnership, was formed June 27, 1986 to operate a cement plant near Austin, Texas. Texas Lehigh was a fifty-fifty joint venture between Texas Cement Company (TCC), a wholly owned subsidiary of Eagle Materials, Inc. (EXP, formerly known as Centex Construction Products, Inc.), and Lehigh Portland Cement Company (Lehigh). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a 0.1% interest to a general partner, TLCC GP LLC and Lehigh Portland Holdings, LLC, and a 49.9% interest to a limited partner, TLCC LP LLC and Lehigh Portland Investments, LLC. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company.”

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

(B) Significant Accounting Policies

Cash and Cash Equivalents -

Cash and cash equivalents include investments with original maturities of three months or less. The carrying amount approximates fair value due to the short maturity of those investments.

Inventories -

Inventories are valued at the lower of average cost or market. Cement and materials-in-process include materials, labor, and manufacturing overhead.

Concentration of Risk -

One customer accounted for 17.5%, 12.8% and 10.5% of cement sales for 2008, 2007 and 2006, respectively, and 16.8% and 12.0% of accounts receivable at December 31, 2008 and 2007, respectively.

Notes Receivable -

The note receivable to Texas Lehigh is secured by liens on various pieces of equipment and bears interest at LIBOR plus 3%, which was approximately 6.58% and 8.47% at December 31, 2008 and 2007, respectively. The note is scheduled to mature in August 2011.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of operations. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2008 and 2007, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Depreciation and Depletion -

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which are as follows:

Cement plant	5 to 30 years
Mobile equipment and other	2 to 10 years

Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method.

Revenue Recognition -

Revenue from the sale of cement is recognized when title and ownership are transferred upon shipment to the customer.

Federal Income Taxes -

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

Shipping and Handling Fees and Costs -

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold, respectively. Approximately $9,983,446, $8,834,655 and $7,228,898 were classified as cost of goods sold in 2008, 2007 and 2006, respectively.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Comprehensive Income -

A summary of comprehensive income for the years ended December 31, 2008, 2007 and 2006 is presented below:

	Year ended December 31,
	2008	2007	2006
			(unaudited)
Net income	$68,199,008	$66,948,952	$66,100,006
Other comprehensive income:
Actuarial changes	(1,270,966)	(18,042)	—
Minimum pension liability adjustments	—	—	92,150

Comprehensive income	$66,928,042	$66,930,910	$66,192,156

As of December 31, 2008, Texas Lehigh has another accumulated comprehensive loss of $1,565,227 in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported in a separate component of partners’ capital as “Other Comprehensive Loss”. Texas Lehigh adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective December 31, 2006.

Use of Estimates -

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

(C) Accrued Expenses

Accrued expenses at December 31, 2008 and 2007 consist of the following:

	Year ended December 31,
	2008	2007
Payroll and incentive compensation	$3,597,988	$3,297,981
Benefits and insurance	1,649,817	1,545,908
Property taxes	1,501,250	1,454,843
Other	2,439,872	937,452

Comprehensive income	$9,188,927	$7,236,184

(D) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were approximately $61,587,087, $52,865,877 and $20,458,494, and cost of sales was approximately $56,773,370, $47,450,765 and $17,247,245 for 2008, 2007 and 2006, respectively.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

(E) Pension and Profit Sharing Plans

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

The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2008 and a statement of the funded status as of December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
Reconciliation of Benefit Obligations

Benefit obligation at January 1	$3,680,372	$3,418,157
Service cost	138,718	133,683
Interest cost on projected benefit obligation	216,770	202,793
Actuarial gain (loss)	146,116	(1,296)
Benefits paid	(74,875)	(72,965)

Benefit obligation at December 31	4,107,101	3,680,372

Reconciliation of Fair Value of Plan Assets

Fair value of plan assets at January 1	3,533,066	3,233,920
Actual return on plan assets	(916,317)	164,800
Employer contributions	0	207,311
Benefits paid	(74,875)	(72,965)

Fair value of plan assets at December 31	$2,541,874	$3,533,066

Funded status at December 31$(1,565,227)	$(1,565,227)	$(147,306)

	December 31,
	2008	2007
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(1,565,227)	$(147,306)
Accumulated Other Comprehensive Loss	1,565,227	147,306

Net Amount Recognized	$—	$—

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2008	2007
Projected Benefit Obligation	$4,107,101	$3,680,372
Accumulated Benefit Obligation	$4,082,404	$3,642,882
Fair Value of Plan Assets	$2,541,874	$3,533,066

Net periodic pension cost for the fiscal years ended December 31, 2008, 2007 and 2006 included the following components:

	Year ended December 31,
	2008	2007	2006
			(unaudited)
Service cost – benefits earned during the period	$138,718	$133,683	$133,382
Interest cost of projected benefit obligation	216,770	202,793	191,967
Expected return on plan assets	(279,726)	(255,770)	(215,022)
Recognized net actuarial loss	49,404	49,844	86,488
Amortization of prior-service cost	21,788	21,788	21,788

Net periodic pension cost	$146,954	$152,338	$218,603

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2009	$77,981
2010	86,190
2011	89,720
2012	92,956
2013	104,790
2014 – 2018	$771,981

Texas-Lehigh Cement Company LP

Notes to Financial Statements

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2008	2007	2006
			(unaudited)
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.75%	6.00%	6.00%
Compensation increase rate	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.00%	6.00%	5.75%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%
Compensation increase rate	4.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at year-end 2008 and 2007 and the range of target follows:

	Range of Target Allocation	Percentage of Plan Assets at Year-End
		2008	2007
Asset category:
Equity securities	40-60%	61%	60%
Debt securities	35-60%	37%	37%
Other	0-5%	2%	3%

Total		100%	100%

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

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Although Texas Lehigh does expect to contribute to its defined benefit plan during 2009, the contribution amount is yet undetermined.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees and a 401(k) plan which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were approximately $570,683, $548,870 and $553,384 in 2008, 2007 and 2006, respectively.

(F) Related-Party Transactions

Texas Lehigh had sales to affiliates of $26,767,216, $33,713,492 and $12,534,734 in 2008, 2007 and 2006, respectively, of which approximately $2,963,356 and $2,968,558 is included in trade accounts receivable at December 31, 2008 and 2007. Texas Lehigh purchased $2,519,675, $855,067 and $938,157 of cement from Lehigh in 2008, 2007 and 2006, respectively, and also purchased $20,819,610, $32,454,516 and $3,014,158 of cement from HCC in 2008, 2007 and 2006, respectively. Texas Lehigh accrued $1,247,135 and $2,887,199 for purchased cement received from these affiliates but not paid for at December 31, 2008 and 2007, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $1,755,854, $2,147,865 and $2,156,458 during 2008, 2007 and 2006. At December 31, 2008 and 2007, Texas Lehigh had accrued liabilities of $133,728 and $120,292, respectively, for the reimbursement of expenses paid by EXP.

(G) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management is of the opinion that all outstanding litigation will be resolved without material effect to the financial position or results of operations of Texas Lehigh.

Report of Independent Auditors

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying balance sheet of Texas Lehigh Cement Company LP (a Texas limited partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S generally accepted accounting principles.

The accompanying financial statements as of and for the year ended December 31, 2006 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 26, 2009

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on its assessment using the COSO criteria, management believes that the Company maintained, in all material respects, effective internal control over financial reporting, as of March 31, 2009.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which immediately follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2009 of Eagle Materials Inc. and our report dated May 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 26, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 6, 2009 Annual Meeting of Stockholders (the “2009 EXP Proxy Statement”):

Items	Caption in the 2009 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change of Control
12	Stock Ownership
12	Approval of Amendment to Increase the Number of Shares Available Under our Incentive Plan – Equity Compensation Plan Information
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

Code of Ethics. The policies comprising the Company’s code of ethics (“Eagle Ethics - A Guide to Decision - Making on Business Conduct Issues”) will represent both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, and the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at www.eaglematerials.com.

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

See Item 10 above.

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

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 84-87 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 27, 2009	/s/ STEVEN R. ROWLEY
Steven R. Rowley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 27, 2009	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

May 27, 2009	/s/ MARK V. DENDLE
Mark V. Dendle Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial and chief accounting officer)

May 27, 2009	/s/ F. WILLIAM BARNETT
F. William Barnett, Director

May 27, 2009	/s/ ROBERT L. CLARKE
Robert L. Clarke, Director

May 27, 2009	/s/ O. GREG DAGNAN
O. Greg Dagnan, Director

May 27, 2009	/s/ LAURENCE E. HIRSCH
Laurence E. Hirsch, Director

May 27, 2009	/s/ FRANK W. MARESH
Frank W. Maresh, Director

May 27, 2009	/s/ MICHAEL R. NICOLAIS
Michael R. Nicolais, Director

May 27, 2009	/s/ DAVID W. QUINN
David W. Quinn, Director

May 27, 2009	/s/ RICHARD R. STEWART
Richard R. Stewart, Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

Exhibit Number	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

3.4	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008 and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and PNC Bank, N.A. as Co-Syndication Agents, and Sun Trust Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Commission on February 6, 2006 and incorporated herein by reference.

4.2	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.3	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.4	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.1	Joint Venture Interest Purchase Agreement, dated as of November 28, 2004, by and among Eagle ICC LLC, Texas Cement Company and RAAM Limited Partnership filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2(a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Incentive Plan, as amended and restated filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the Commission on May 29, 2008 and incorporated herein by reference.(1)

10.3(a)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(b)	Form of Non-Qualified Stock Option Agreement (EBIT) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(c)	Form of Non-Qualified Stock Option Agreement (ROE) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(d)	Form of Non-Qualified Director Stock Option Agreement filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(e)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(f)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(g)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(h)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(i)	Form of Restricted Stock Unit Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(j)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(k)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3(l)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008 and incorporated herein by reference.(1)

10.3(m)	Form of Restricted Stock Unit Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008 and incorporated herein by reference.(1)

10.3(n)	Restricted Stock Agreement, dated June 10, 2008, between the Company and Mark V. Dendle filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 and incorporated herein by reference.(1)

10.3(o)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference).(1)

10.3(p)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference).(1)

10.3(q)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference). (1)

10.3(r)	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2009 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 5, 2008, and incorporated herein by reference).(1)

10.3(s)	Eagle Materials Inc. Special Situation Program for Fiscal Year 2009 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on June 5, 2008 and incorporated herein by reference).(1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference.(1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005 and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.