Form 10-Q
period 2009-06-30
EAGLE MATERIALS INC
filed 2009-07-24
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐     No  ☒

As of July 22, 2009, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,601,281

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,
	2009	2008

REVENUES

Gypsum Wallboard	$56,922	$81,398

Cement	43,187	56,764

Paperboard	13,395	19,530

Concrete and Aggregates	14,301	18,711

Other, net	87	400

	127,892	176,803

COSTS AND EXPENSES

Gypsum Wallboard	53,514	86,786

Cement	33,407	42,010

Paperboard	8,362	16,317

Concrete and Aggregates	12,791	16,598

Corporate General and Administrative	4,293	4,055

Interest Expense, net	5,633	7,991

	118,000	173,757

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	7,301	7,886

EARNINGS BEFORE INCOME TAXES	17,193	10,932

Income Taxes	5,273	3,102

NET EARNINGS	$11,920	$7,830

EARNINGS PER SHARE:

Basic	$0.27	$0.18

Diluted	$0.27	$0.18

AVERAGE SHARES OUTSTANDING:

Basic	43,581,646	43,421,927

Diluted	43,996,589	43,885,288

CASH DIVIDENDS PER SHARE:	$0.10	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS

Current Assets -

Cash and Cash Equivalents	$1,039	$17,798

Accounts and Notes Receivable	56,892	44,261

Inventories	104,383	107,063

Prepaid and Other Assets	5,105	6,161

Total Current Assets	167,419	175,283

Property, Plant and Equipment -	1,092,181	1,089,610

Less: Accumulated Depreciation	(432,194)	(419,669)

Property, Plant and Equipment, net	659,987	669,941

Notes Receivable	6,000	6,301

Investment in Joint Venture	38,072	39,521

Goodwill and Intangible Assets	152,653	152,812

Other Assets	23,446	22,810

	$1,047,577	$1,066,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities -

Accounts Payable	$23,967	$19,645

Federal Income Taxes Payable	7,033	—

Accrued Liabilities	37,386	44,604

Total Current Liabilities	68,386	64,249

Long-term Debt	325,000	355,000

Other Long-term Liabilities	97,903	97,104

Deferred Income Taxes	119,473	122,488

Total Liabilities	610,762	638,841

Stockholders’ Equity -

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;

None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,601,281 and 43,589,775 Shares, respectively	436	436

Capital in Excess of Par Value	12,595	11,166

Accumulated Other Comprehensive Losses	(6,040)	(6,040)
Retained Earnings	429,824	422,265

Total Stockholders’ Equity	436,815	427,827

	$1,047,577	$1,066,668

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$11,920	$7,830

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -

Depreciation, Depletion and Amortization	12,819	12,722

Deferred Income Tax Provision	(3,015)	(3,102)

Stock Compensation Expense	1,050	868

Equity in Earnings of Unconsolidated Joint Venture	(7,301)	(7,886)

Excess Tax Benefits from Share Based Payment Arrangements	(129)	(266)

Distributions from Joint Venture	8,750	9,000

Changes in Operating Assets and Liabilities:

Accounts and Notes Receivable	(12,330)	(9,215)

Inventories	2,680	(5,255)

Accounts Payable and Accrued Liabilities	(1,158)	(7,467)

Other Assets	262	(941)

Income Taxes Payable	6,216	4,945

Net Cash Provided by Operating Activities	19,764	1,233

CASH FLOWS FROM INVESTING ACTIVITIES

Property, Plant and Equipment Additions	(2,548)	(7,638)

Net Cash Used in Investing Activities	(2,548)	(7,638)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (Decrease) in Notes Payable	(30,000)	10,000

Dividends Paid to Stockholders	(4,354)	(8,681)

Proceeds from Stock Option Exercises	250	379

Excess Tax Benefits from Share Based Payment Arrangements	129	266

Net Cash Provided by (Used in) Financing Activities	(33,975)	1,964

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,759)	(4,441)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,798	18,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,039	$14,519

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2009, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2009.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting.” This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 for the period ending March 31, 2009.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through July 24, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $9.0 million and $12.1 million for the three months ended June 30, 2009 and 2008, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2009 and 2008, were $2.2 and $2.3 million, respectively.

(C)	COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended June 30, 2009 and 2008 was identical to net income for the same periods.

As of June 30, 2009, we had an accumulated other comprehensive loss of $6.0 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(D)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2009
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$436
Stock Option Exercises	—

Balance at End of Period	436

Capital in Excess of Par Value –
Balance at Beginning of Period	11,166
Share-Based Activity	1,050
Stock Option Exercises	379

Balance at End of Period	12,595

Retained Earnings –
Balance at Beginning of Period	422,265
Dividends Declared to Stockholders	(4,361)
Net Earnings	11,920

Balance at End of Period	429,824

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(6,040)

Balance at End of Period	(6,040)

Total Stockholders’ Equity	$436,815

There were no share repurchases during the three month period ended June 30, 2009. As of June 30, 2009, we have authorization to purchase an additional 717,300 shares.

(E)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2009 was approximately 31%.

(F)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2009	March 31, 2009
	(dollars in thousands)
Raw Materials and Material-in-Progress	$28,632	$32,580
Gypsum Wallboard	9,108	9,622
Finished Cement	11,780	11,303
Paperboard	3,519	4,142
Aggregates	12,222	11,684
Repair Parts and Supplies	36,919	36,429
Fuel and Coal	2,203	1,303

	$104,383	$107,063

(G)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2009	March 31, 2009
	(dollars in thousands)
Payroll and Incentive Compensation	$6,536	$10,813
Benefits	9,736	9,152
Interest	3,004	7,310
Insurance	6,046	5,665
Other	12,064	11,664

	$37,386	$44,604

(H)	SHARE-BASED EMPLOYEE COMPENSATION

Long-Term Compensation Plans

Our current Incentive Stock Plan (“ISP”) was initially adopted during fiscal 2004 and amended during fiscal 2006. Under the terms of the ISP, we can issue stock options, restricted stock units (“RSUs”) and restricted stock (collectively, the “Equity Awards”) to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of Equity Awards under the ISP. The exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant and the term of these options may not exceed ten years. Vesting of options granted to employees is generally based on performance criteria, while options granted to members of the Board of Directors become immediately and fully exercisable. RSUs issued to employees generally are paid in shares based on the achievement of certain performance criteria. Dividend equivalent units are accrued on all RSUs that have been earned, but not yet paid out in shares. RSUs granted to members of the Board of Directors are generally paid in shares when the director retires. Restrictions on restricted shares issued to employees generally lapse ratably over a seven-year period. Equity Awards issued under the ISP generally provide that, in the event of a change in control, all awards become immediately and fully exercisable.

Options. Stock option expense for all outstanding stock option awards totaled approximately $0.4 million and $0.7 million for the three month periods ended June 30, 2009 and 2008, respectively. At June 30, 2009, there was approximately $4.1 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 4.8 years.

The following table represents stock option activity for the quarter ended June 30, 2009:

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at Beginning of Period	3,568,431	$33.32

Granted	—	—

Exercised	(24,929)	$10.02

Cancelled	(100,000)	$34.30

Outstanding Options at End of Period	3,443,502	$33.45

Options Exercisable at End of Period	1,969,702

Weighted-Average Fair Value of Options Granted during the Period	—

The following table summarizes information about stock options outstanding at June 30, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price

$ 6.80 - $ 8.15	225,782	1.48	$7.55	225,782	$7.55

$ 9.57 - $ 13.43	381,041	3.44	$12.10	380,041	$12.11

$ 21.52 - $ 29.08	1,103,970	5.51	$26.08	1,100,970	$26.09

$ 34.09 - $ 40.78	316,670	3.91	$37.83	209,870	$38.41

$ 47.53 - $ 62.83	1,416,039	5.07	$48.10	53,039	$62.10

	3,443,502	4.69	$33.45	1,969,702	$23.55

At June 30, 2009, there was no intrinsic value for outstanding options. The aggregate intrinsic value of exercisable options at that date was approximately $3.3 million. The total intrinsic value of options exercised during the three month period ended June 30, 2009 was approximately $0.4 million.

Restricted Stock Units. We have previously granted RSUs to employees and directors. The value of the RSUs granted to employees is being amortized over a three year period, with the exception of the RSUs granted on August 21, 2008, which are being expensed over a one year period. The value of the RSUs granted to directors is being amortized over a period not to exceed ten years. Expense related to RSUs was approximately $0.8 million and $0.1 million for the three-month periods ended June 30, 2009 and 2008, respectively. At June 30, 2009, there was approximately $0.8 million of unearned compensation from RSUs that will be recognized over a weighted-average period of 2.8 years.

Shares available for future stock option and restricted stock unit grants under existing plans were 409,916 at June 30, 2009.

(I)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2009	2008

Weighted-Average Shares of Common Stock Outstanding	43,581,646	43,421,927

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	971,073	1,085,502
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(675,980)	(681,642)
Restricted Shares	119,850	59,501

Weighted-Average Common and Common Equivalent Shares Outstanding	43,996,589	43,885,288

At June 30, 2009 and 2008, 2,534,894 and 1,843,007 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

(J)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)

Service Cost – Benefits Earned during the Period	$139	$133

Interest Cost of Benefit Obligations	251	225

Expected Return on Plan Assets	(279)	(280)

Recognized Net Actuarial Loss	77	33

Amortization of Prior-Service Cost	36	37

Net Periodic Pension Cost	$224	$148

(K)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2009 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$37,508
Series 2005A Tranche B	67,950
Series 2005A Tranche C	64,200
Series 2007A Tranche A	9,040
Series 2007A Tranche B	9,975
Series 2007A Tranche C	44,950
Series 2007A Tranche D	31,324

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Bank Credit Facility also approximates its carrying value at June 30, 2009.

(L)	CREDIT FACILITIES

Long-term debt consists of the following:

	As of
	June 30, 2009	March 31, 2009
	(dollars in thousands)

Bank Credit Facility	$25,000	$55,000

Senior Notes	300,000	300,000

	$325,000	$355,000

Bank Credit Facility -

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at our option of the Company.

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2009, we had $7.0 million of letters of credit outstanding.

At June 30, 2009, the Company had $318.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at June 30, 2009.

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

(M)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2009, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)

Accrual Balances at Beginning of Period	$5,794	$5,673

Insurance Expense Accrued	977	683

Payments	(725)	(1,120)

Accrual Balance at End of Period	$6,046	$5,236

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

We paid the IRS approximately $45.8 million during November 2007, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest, to avoid additional imposition of the large corporate tax underpayment interest rates. In the event we reach a settlement with the IRS through the appeals process or in the courts, we will reverse any accrued interest and penalties in excess of the negotiated settlement through the consolidated Statement of Earnings, consistent with our adoption of Statement of Financial Accounting Standards No. 141R “Business Combinations”. In the event we are unable to reach a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment in court. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

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

(N)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)

Interest (Income)	$(17)	$(26)

Interest Expense	4,733	6,493

Interest Expense - IRS	799	1,399

Other Expenses	118	125

Interest Expense, net	$5,633	$7,991

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

(N)	SEGMENT INFORMATION

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$56,922	$81,398
Cement	62,100	86,309
Paperboard	22,536	33,800
Concrete and Aggregates	14,610	18,936
Other, net	87	400

Sub-total	156,255	220,843
Less: Intersegment Revenues	(11,042)	(16,411)
Less: Joint Venture	(17,321)	(27,629)

Net Revenues	$127,892	$176,803

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)
Intersegment Revenues -
Cement	$1,592	$1,916
Paperboard	9,141	14,270
Concrete and Aggregates	309	225

	$11,042	$16,411

Cement Sales Volume (M Tons) -
Wholly – owned Operations	465	556
Joint Venture	187	279

	652	835

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)

Operating Earnings -

Gypsum Wallboard	$3,408	$(5,388)

Cement	17,081	22,640

Paperboard	5,033	3,213

Concrete and Aggregates	1,510	2,113

Other, net	87	400

Sub-total	27,119	22,978

Corporate General and Administrative	(4,293)	(4,055)

Earnings Before Interest and Income Taxes	22,826	18,923

Interest Expense, net	(5,633)	(7,991)

Earnings Before Income Taxes	$17,193	$10,932

Cement Operating Earnings -

Wholly –owned Operations	$9,780	$14,754

Joint Venture	7,301	7,886

	$17,081	$22,640

Capital Expenditures (1) -

Gypsum Wallboard	$16	$2,822

Cement	2,475	3,947

Paperboard	—	162

Concrete and Aggregates	57	707

	$2,548	$7,638

Depreciation, Depletion and Amortization (1) -

Gypsum Wallboard	$5,636	$5,842

Cement	3,679	3,436

Paperboard	2,281	2,261

Concrete and Aggregates	1,018	960

Other, net	205	223

	$12,819	$12,722

	As of
	June 30, 2009	March 31, 2009
	(dollars in thousands)
Identifiable Assets (1) -

Gypsum Wallboard	$481,677	$489,518

Cement	322,834	317,555

Paperboard	155,245	154,541

Concrete and Aggregates	58,029	56,334

Corporate and Other	29,792	48,720

	$1,047,577	$1,066,668

(1)	Basis conforms with equity method accounting.

Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and unrecognized tax benefits. See Footnote (M) of the Unaudited Consolidated Financial Statements for additional information. The segment breakdown of goodwill is as follows:

	As of
	June 30, 2009	March 31, 2009
	(dollars in thousands)

Gypsum Wallboard	$116,618	$116,618

Cement	8,359	8,359

Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at the end of the first quarter for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2010, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)

Revenues	$32,978	$53,316

Gross Margin	$15,718	$17,178

Earnings Before Income Taxes	$14,602	$15,772

	As of
	June 30, 2009	March 31, 2009
	(dollars in thousands)

Current Assets	$46,092	$47,307

Non-Current Assets	$39,794	$42,742

Current Liabilities	$11,773	$16,251

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended June 30, 2009 and 2008, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2009	2008	Change
	(In thousands except per share)

Revenues (1)	$156,255	$220,843	(29)%

Operating Costs (1)	129,136	197,865	(35)%

Operating Profit	27,119	22,978	18%

Corporate General and Administrative	4,293	4,055	6%

Interest Expense, net	5,633	7,991	(30)%

Earnings Before Income Taxes	17,193	10,932	57%

Income Taxes	5,273	3,102	70%

Net Earnings	$11,920	$7,830	52%

Diluted Earnings per Share	$0.27	$0.18	50%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. Net revenues decreased in all four of our business lines during the quarter ended June 30, 2009, as compared to the same quarter in 2008. The decline in revenue related to decreased sales volumes in all of our businesses, coupled with decreased average sales prices in all of our businesses except gypsum wallboard. The decreased sales volumes were most severe in our gypsum wallboard and cement segments, and are related to the continued downturn in the residential and commercial construction sectors, which have been disproportionately impacted by the decline in overall economic activity in the U.S. over the last two years.

Other Income. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Costs. Operating costs decreased 35% during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008. The decrease was primarily due to lower production volumes for all four of our segments. Additionally, the cost of certain of our critical operating supplies declined during the first quarter of fiscal 2009, as compared to fiscal 2008, namely natural gas, fiber and freight. The declines in natural gas and freight positively impacted the earnings of our gypsum wallboard and paperboard segments, while the decline in fiber positively impacted the paperboard segment.

Operating Profits. Operating profit increased 18% to $27.1 million for the quarter ended June 30, 2009 as compared to the three month period ended June 30, 2008, primarily due to lower operating expenses, as described above. The decline in operating expenses was partially offset by reduced net revenues.

Corporate General and Administrative. Corporate general and administrative expense was $4.3 million for the first quarter of fiscal 2010 compared to $4.1 million for the comparable prior year period. The increase in corporate general and administrative expense is primarily due to increased stock compensation expense relating to the issuance of RSUs during August 2008. The RSUs will fully vest during August 2009.

Interest Expense, Net. Net interest expense decreased 30% to $5.6 million for the first quarter of fiscal 2010 as compared to $8.0 million for the first quarter of fiscal 2009. The decrease in expense is related primarily to our repurchase of $100 million in private placement debt during February 2009, resulting in lower average borrowings during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009. Additionally, interest rates under our revolving line of credit and unrecognized tax benefits were lower during the quarter ended June 30, 2009, as compared to the rates during the quarter ended June 30, 2008.

Income Taxes. The estimated effective tax rate for fiscal 2010 was is 31% at June 30, 2009, as compared to 28% at June 30, 2008. The expected tax rate the full fiscal year 2010 is also estimated to be 31%, as compared to an effective tax rate of 33% for fiscal 2009.

Net Earnings and Diluted Earnings per Share. Pre-tax earnings of $17.2 million were 57% greater than last year’s first quarter pre-tax earnings of $10.9 million. Net earnings of $11.9 million increased 52% from net earnings of $7.8 million for last year’s same quarter. Diluted earnings per share of $0.27 were 50% greater than the $0.18 for last year’s same quarter.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended June 30,
	2009	2008	Percentage Change
	(In thousands except per unit)
Revenues (1)
Gypsum Wallboard	$56,922	$81,398	(30)%
Cement (2)	62,100	86,309	(28)%
Recycled Paperboard	22,536	33,800	(33)%
Concrete and Aggregates	14,610	18,936	(23)%
Other Income, net	87	400	(78)%

Gross Revenues	$156,255	$220,843	(29)%

Sales Volume
Gypsum Wallboard (MMSF)	445	646	(31)%
Cement (M Tons) (2)	652	835	(22)%
Recycled Paperboard (M Tons)	56	67	(16)%
Concrete (M Yards)	157	177	(11)%
Aggregates (M Tons)	577	798	(28)%

Average Net Sales Prices (3)
Gypsum Wallboard	$100.00	$89.27	12%
Cement (2)	88.86	97.52	(9)%
Recycled Paperboard	400.04	498.59	(20)%
Concrete	68.43	74.29	(8)%
Aggregates	6.71	7.27	(8)%

Operating Earnings
Gypsum Wallboard	$3,408	$(5,388)	—
Cement (2)	17,081	22,640	(25)%
Recycled Paperboard	5,033	3,213	57%
Concrete and Aggregates	1,510	2,113	(29)%
Other, net	87	400	(78)%

Net Operating Earnings	$27,119	$22,978	18%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Gypsum Wallboard Operations. The decrease in revenues during the three month period ended June 30, 2009, as compared to 2008, is due primarily to the 31% decrease in sales volume. The decline in sales volume is primarily due to low demand for residential construction and the decline in commercial construction. Residential and commercial demand normally comprises approximately 70% of the demand for gypsum wallboard, and sharp declines in demand have reduced the consumption of gypsum wallboard by approximately 50% since its peak in 2006. Despite the decline in sales volume, the average net sales price increased 12% during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, partially due to decreased transportation costs. Operating earnings for gypsum wallboard increased during the first quarter of fiscal 2010, as compared to fiscal 2009, primarily due to lower operating expenses, namely natural gas, power and paper. On a per unit basis, natural gas costs declined 46%, power costs declined 26% and paper costs declined 9%. The declines in these operating expenses during the first quarter of fiscal 2010, as compared to fiscal 2009, are primarily due to higher than normal expenses during fiscal 2009.

Cement Operations. Revenues decreased during the three month period ended June 30, 2009, as compared to the similar period in 2008, primarily due to the lower sales volumes and lower average sales prices. The decrease in sales volumes was more pronounced in the Mountain and Texas markets, and included declines in sales of both manufactured and purchased cement. Purchased cement sales declined to approximately 27,000 tons during the three month period ended June 30, 2009 as compared to approximately 167,000 tons during the three month period ended June 30, 2008, with the majority of the decline occurring in our Texas market. The decline in average sales prices during the fiscal first quarter was consistent across all markets and primarily due to the decline in demand in our markets. Operating earnings declined during the first quarter of fiscal 2010, as compared to fiscal first quarter 2009. The decreases in the sales volumes and average sales prices, as stated above, was partially offset by reduced operating expenses, namely parts, supplies and outside services, fuel and electricity.

Recycled Paperboard Operations. Net revenues declined 33% during the quarter ended June 30, 2009 as compared to the similar quarter in 2008, primarily due to the 16% decline in sales volume and a 20% decline in average sales price. The decline in sales volume is primarily due to reduced residential and commercial construction, which has adversely impacted demand for gypsum paper, resulting in gypsum paper representing only 50% of total sales volume during the first quarter of fiscal 2010 as compared to 66% of total sales volume during the first quarter of fiscal 2009. The decrease in the mix of higher priced gypsum paper also had an adverse impact on the average selling price during the quarter ended June 30, 2009, as compared to June 30, 2008. Despite the reduction in net revenues, operating earnings grew by 57% in the first quarter of fiscal 2009 as compared to fiscal 2008, primarily due to decreases in our primary operating expenses, namely fiber, natural gas, electricity and chemicals. On a per ton basis, operating costs decreased approximately 30% during the first quarter of fiscal 2010 as compared to fiscal 2009. The decline in natural gas is due primarily to higher than normal expense during fiscal 2009, while the decline in fiber expense is due primarily to the reduced world-wide demand for recycled fiber.

Concrete and Aggregates Operations. The decline in sales volumes during the first quarter of fiscal 2010, as compared to fiscal 2009, was the primary reason for the decline in revenue for both concrete and aggregates. The decline in sales volumes negatively impacted the average net sales prices during the three month period ended June 30, 2009, resulting in average net sales price declines of 8% for both concrete and aggregates, as compared to the three month period ended June 30, 2008. The decrease in revenues and average net sales prices were the primary reason for the decline in operating earnings during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

GENERAL OUTLOOK

The United States government continues to look for ways to assist the country in recovering from the recession that began in December 2007. The U.S. has created the Troubled Asset Relief Program (“TARP”), aimed at shoring up the country’s financial institutions from the credit crisis that began during the latter half of calendar 2008. In addition, during the first quarter of calendar 2009, Congress passed The American Recovery and Reinvestment Act of 2009, a stimulus package with spending of up to $787 billion. A portion of the stimulus package is for infrastructure projects; however, most of the impact of the stimulus bill on the construction industry is not expected to be realized until calendar 2010. While the TARP program is continuing to provide capital and liquidity to the country’s banks, there still is significant concern with the capitalization level of many of the largest banks. Although we expect the administration to continue to address the current financial crisis throughout the remainder of calendar 2009, there can be no assurance as to the actual impact that these legislative initiatives, or any other similar governmental programs, will have on our business, financial condition or results of operations.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which continue to be exacerbated by the contraction of credit from the marketplace, subsequently causing a reduction in wallboard demand, resulting in industry capacity utilization declining to approximately 50%. The reduction in capacity utilization continues to negatively impact gypsum wallboard pricing, which is expected to remain depressed throughout fiscal 2010. Wallboard consumption during the first half of calendar 2009, as reported by the Gypsum Association, decreased approximately 31% from the same period in calendar year 2008, and consumption for calendar 2009 is expected to be 25% below total consumption for calendar 2008.

Cement demand in all U.S. regions continues to be impacted by decreasing residential housing construction, the softening commercial construction market and state budget deficits, which will hinder cement consumption during the remainder of calendar 2009. Cement consumption in the US declined approximately 30% in first five months of calendar 2009 to approximately 30 million short tons, as compared to consumption of approximately 42 million short tons during the first five months of calendar 2008. The U.S. cement industry continues to reduce imports of foreign cement with imports declining to approximately 8% of total consumption during the first five months of calendar 2009, as compared to approximately 12% of total consumption in the first five months of calendar 2008. The U.S. Government has included increased infrastructure spending as part of the stimulus package passed during the first quarter of calendar 2009; however, the effects of these expenditures are not expected to meaningfully impact the cement industry until calendar 2010. The Portland Cement Association estimates that cement consumption for calendar 2009 will decrease approximately 17% to approximately 88 million short tons. We expect the contraction in cement consumption to impact all of the markets served by our cement plants throughout the remainder of calendar 2009.

We expect gypsum paper sales as a percentage of our total paper sales to continue to decline throughout the remainder of fiscal 2010. Sales of gypsum paper comprised approximately 62% of total paper sales during the first quarter of fiscal 2010, as compared to 74% of total paper sales during fiscal year 2009. Lower total sales volumes of gypsum paper are expected to continue throughout fiscal 2010, but we continue to seek opportunities for sales in new markets as well as supplying product to the containerboard market. Two of our major operating costs, electricity and natural gas, declined during the first quarter of fiscal 2010, and due to worldwide recession, we do not expect significant increases in these costs until the fourth quarter of fiscal 2010. Fiber, another of our major operating costs, has experienced an increase throughout the first quarter, rebounding from the historical lows in the previous two quarters. As the generation of Old Cardboard Containers (“OCC”) continues to decline in the slumping economy and the presence of export demand for OCC remains steady, the price of fiber is expected to continue to rise throughout much of fiscal 2010. We continue to closely monitor the price and consumption of fiber, electricity and natural gas as these costs comprise a significant portion of our total production costs.

We expect aggregate and concrete sales volumes to be depressed throughout the remainder of calendar 2009 in both of our markets as both residential and infrastructure spending remain soft, and any impact from the stimulus bill most likely will not be realized until calendar 2010.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting.” This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 for the period ending March 31, 2009.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)

Net Cash Provided by Operating Activities	$19,764	$1,233
Investing Activities:
Capital Expenditures	(2,548)	(7,638)

Net Cash Used in Investing Activities	(2,548)	(7,638)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	129	266
Increase (Decrease) in Notes Payable	(30,000)	10,000
Dividends Paid	(4,354)	(8,681)
Proceeds from Stock Option Exercises	250	379

Net Cash Provided by (Used in) Financing Activities	(33,975)	1,964

Net Decrease in Cash	$(16,759)	$(4,441)

Cash flow from operating activities increased by $18.6 million during the three month period ended June 30, 2009, as compared to the similar period in 2008, primarily due to a $4.1 million increase in net earnings. Additionally, cash flows from operating assets and liabilities decreased by $4.3 million during the first quarter of fiscal 2010, as compared to a decrease of $17.9 million during the first quarter of fiscal 2009. The decline in the use of cash from changes in operating assets and liabilities was due primarily to the $2.7 million reduction of inventory during the first quarter of fiscal 2010, as compared to the $5.3 million increase in inventory during the first quarter of fiscal 2009.

Net cash used in investing activities decreased to $2.5 million during the three month period ended June 30, 2009. This decline is primarily due to our postponing or delaying all significant capital projects, with the exception of maintenance capital.

The IRS issued its Exam Report and Notice of Proposed Adjustment to the Company in November 2007 that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2001, 2002 and 2003.

The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $27.6 million, plus penalties of $5.7 million and applicable interest, and would result in additional state income taxes, including applicable interest and penalties. The Company is pursuing an administrative appeal and, if necessary, will resort to the courts for a final determination. The Company paid the IRS approximately $45.8 million during November 2007, including $27.6 million in federal income taxes, the $5.7 million for penalties and $12.5 million of interest, to avoid additional imposition of the large corporate tax underpayment interest rates. See Footnote (M) of the Unaudited Consolidated Financial Statements for additional information.

Net cash used in financing activities was $34.0 million during the three month period ended June 30, 2009, as compared to net cash provided by financing activities of $2.0 million during the three month period ended June 30, 2008. The decrease in cash provided by financing activities is primarily due the repayment of $30 million in debt, which decreased our total debt from $355.0 million at March 31, 2009 to $325.0 million at June 30, 2009. This decrease in debt was partially offset by a decrease in dividends paid, due to a reduction in the dividend rate during the fourth quarter of fiscal 2009. Our debt-to-capitalization ratio was 42.7% at June 30, 2009, as compared to 45.3% at March 31, 2009 and our net-debt-to-capitalization ratio was 42.6% at June 30, 2009, as compared to 44.1% at March 31, 2009.

Working capital decreased to $99.0 million at June 30, 2009, compared to $111.0 million at March 31, 2009, primarily due to decreased cash, offset slightly by increased accounts receivable. We do not have any material contractual obligations related to long-term capital projects at June 30, 2009. We were in compliance at June 30, 2009 with all the terms and covenants of our credit agreements.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2010, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Debt Financing Activities.

Bank Credit Facility -

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At June 30, 2009, the Company had $318.0 million of borrowings available under the Bank Credit Facility.

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

	Principal	Maturity Date	Interest Rate
Tranche A	$ 38.6 million	November 15, 2012	5.25%
Tranche B	$ 77.2 million	November 15, 2015	5.38%
Tranche C	$ 77.2 million	November 15, 2017	5.48%

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

	Principal	Maturity Date	Interest Rate
Tranche A	$ 9.5 million	October 2, 2014	6.08%
Tranche B	$ 11.0 million	October 2, 2016	6.27%
Tranche C	$ 50.0 million	October 2, 2017	6.36%
Tranche D	$ 36.5 million	October 2, 2019	6.48%

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

Other than the Bank Credit Facility, we have no other source of committed external financing in place. In the event the Bank Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if a balance was outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt, except for approximately $12 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At June 30, 2009, we had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $8.7 million in performance bonds relating primarily to our mining operations.

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

Cash used for Share Repurchases.

The Company did not repurchase any of its shares during the three month period ended June 30, 2009. As of June 30, 2009, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid in the three months ended June 30, 2009 and 2008 were $4.4 million and $8.7 million, respectively. We reduced our annual dividend from $0.80 per share to $0.40 per share beginning with the February 2009 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)

Land and Quarries	$12	$5
Plants	1,275	6,429
Buildings, Machinery and Equipment	1,261	1,204

Total Capital Expenditures	$2,548	$7,638

For fiscal 2010, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2009 outstanding borrowings under the Bank Credit Facility totaled $25.0 million. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures

An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Vice President and Controller (who is our Principal Accounting Officer and performs certain functions similar to the Principal Financial Officer), concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.	Exhibits

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 22, 2009, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference). (1)

10.4	Eagle Materials Inc. American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference). (1)

10.5	Eagle Materials Inc. Special Situation Program for Fiscal Year 2010 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Vice President and Controller of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Vice President and Controller of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 24, 2009	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

July 24, 2009	/s/ WILLIAM R. DEVLIN
William R. Devlin
Vice President and Controller
(principal accounting officer)