Form 10-Q
period 2009-09-30
EAGLE MATERIALS INC
filed 2009-11-09
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 6, 2009, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,808,256

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008

REVENUES

Gypsum Wallboard	$56,720	$74,583	$113,642	$155,981

Cement	55,528	59,317	98,715	116,081

Paperboard	12,003	20,625	25,398	40,155

Concrete and Aggregates	13,934	21,070	28,235	39,781

Other, net	—	3,339	87	3,739

	138,185	178,934	266,077	355,737

COSTS AND EXPENSES

Gypsum Wallboard	55,388	75,923	108,902	162,709

Cement	38,548	41,088	71,955	83,098

Paperboard	7,634	15,781	15,996	32,098

Concrete and Aggregates	13,654	19,708	26,445	36,306

Other, net	84	—	84	—

Corporate General and Administrative	4,851	4,915	9,144	8,970

Interest Expense, net	5,601	8,129	11,234	16,120

	125,760	165,544	243,760	339,301

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	5,065	8,854	12,366	16,740

EARNINGS BEFORE INCOME TAXES	17,490	22,244	34,683	33,176

Income Taxes	5,296	6,599	10,569	9,701

NET EARNINGS	$12,194	$15,645	$24,114	$23,475

EARNINGS PER SHARE:

Basic	$0.28	$0.36	$0.55	$0.54

Diluted	$0.28	$0.36	$0.55	$0.54

AVERAGE SHARES OUTSTANDING:

Basic	43,630,040	43,480,047	43,605,975	43,451,146

Diluted	44,012,140	43,835,459	44,004,492	43,853,220

CASH DIVIDENDS PER SHARE:	$0.10	$0.20	$0.20	$0.40

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS

Current Assets -

Cash and Cash Equivalents	$4,411	$17,798

Accounts and Notes Receivable	58,912	44,261

Inventories	95,180	107,063

Prepaid and Other Assets	4,507	6,161

Total Current Assets	163,010	175,283

Property, Plant and Equipment -	1,098,757	1,089,610

Less: Accumulated Depreciation	(443,948)	(419,669)

Property, Plant and Equipment, net	654,809	669,941

Notes Receivable	7,315	6,301

Investment in Joint Venture	34,887	39,521

Goodwill and Intangible Assets	152,494	152,812

Other Assets	23,852	22,810

	$1,036,367	$1,066,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities -

Accounts Payable	$22,813	$19,645

Federal Income Taxes Payable	3,846	—

Accrued Liabilities	45,295	44,604

Total Current Liabilities	71,954	64,249

Long-term Debt	300,000	355,000

Other Long-term Liabilities	98,803	97,104

Deferred Income Taxes	119,171	122,488

Total Liabilities	589,928	638,841

Stockholders’ Equity -

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;

None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,738,206 and 43,589,775 Shares, respectively	437	436

Capital in Excess of Par Value	14,397	11,166

Accumulated Other Comprehensive Losses	(6,040)	(6,040)
Retained Earnings	437,645	422,265

Total Stockholders’ Equity	446,439	427,827

	$1,036,367	$1,066,668

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$24,114	$23,475

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -

Depreciation, Depletion and Amortization	25,453	25,794

Gain on Sale of Property, Plant and Equipment	—	(2,596)

Deferred Income Tax Provision	(3,317)	(4,310)

Stock Compensation Expense	2,085	2,641

Equity in Earnings of Unconsolidated Joint Venture	(12,366)	(16,740)

Excess Tax Benefits from Share Based Payment Arrangements	(197)	(517)

Distributions from Joint Venture	17,000	17,750

Changes in Operating Assets and Liabilities:

Accounts and Notes Receivable	(15,665)	(9,473)

Inventories	11,883	(4,456)

Accounts Payable and Accrued Liabilities	6,485	(11,774)

Other Assets	473	(1,070)

Income Taxes Payable	3,097	2,136

Net Cash Provided by Operating Activities	59,045	20,860

CASH FLOWS FROM INVESTING ACTIVITIES

Property, Plant and Equipment Additions	(9,864)	(11,035)

Proceeds from Sale of Property, Plant and Equipment	—	3,996

Net Cash Used in Investing Activities	(9,864)	(7,039)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in Long-term Debt	(55,000)	—

Dividends Paid to Stockholders	(8,715)	(17,378)

Proceeds from Stock Option Exercises	950	1,098

Excess Tax Benefits from Share Based Payment Arrangements	197	517

Net Cash Used in Financing Activities	(62,568)	(15,763)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,387)	(1,942)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,798	18,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,411	$17,018

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2009, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2009.

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

We evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

Recent Accounting Pronouncements

Effective with the quarter ended September 30, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB will make all future changes to guidance in the Codification by issuing Accounting Standards Updates. The Codification also provides that rules and interpretive releases of the U. S. Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. Therefore, we have updated all references to authoritative standards to be consistent with those set forth in the Codification. The adoption of ASC 105 had no impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the first fiscal quarter of 2010 and did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments. The guidance was adopted effective for the first fiscal quarter of 2010 and did not have a material impact on our financial statements.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $9.3 million and $12.4 million for the six months ended September 30, 2009 and 2008, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2009 and 2008, were $10.9 and $13.1 million, respectively.

(C)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2009
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$436
Stock Option Exercises	1

Balance at End of Period	437

Capital in Excess of Par Value –
Balance at Beginning of Period	11,166
Share-Based Activity	2,282
Stock Option Exercises	949

Balance at End of Period	14,397

Retained Earnings –
Balance at Beginning of Period	422,265
Dividends Declared to Stockholders	(8,734)
Net Earnings	24,114

Balance at End of Period	437,645

Accumulated Other Comprehensive Loss –
Balance at Beginning of Period	(6,040)

Balance at End of Period	(6,040)

Total Stockholders’ Equity	$446,439

There were no share repurchases during the three and six month periods ended September 30, 2009. As of September 30, 2009, we have authorization to purchase an additional 717,300 shares.

(D)	COMPREHENSIVE INCOME

Comprehensive income for the six month periods ended September 30, 2009 and 2008 was identical to net income for the same periods.

As of September 30, 2009, we had an accumulated other comprehensive loss of $6.0 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(E)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2009	March 31, 2009
	(dollars in thousands)
Raw Materials and Material-in-Progress	$23,030	$32,580
Gypsum Wallboard	7,584	9,622
Finished Cement	9,330	11,303
Paperboard	3,822	4,142
Aggregates	10,624	11,684
Repair Parts and Supplies	37,645	36,429
Fuel and Coal	3,145	1,303

	$95,180	$107,063

(F)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2009	March 31, 2009
	(dollars in thousands)
Payroll and Incentive Compensation	$7,601	$10,813
Benefits	10,530	9,152
Interest	7,311	7,310
Insurance	6,612	5,665
Property Taxes	6,139	3,915
Other	7,102	7,749

	$45,295	$44,604

(G)	SHARE-BASED EMPLOYEE COMPENSATION

Long-Term Compensation Plans

Our current Incentive Plan (the “Plan”) was initially adopted during fiscal 2004 and amended during fiscal 2006. Under the terms of the Plan, we can issue stock options, restricted stock units (“RSUs”) and restricted stock (collectively, the “Equity Awards”) to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of Equity Awards under the Plan. The exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant and the term of these options may not exceed ten years. Vesting of options granted to employees is generally based on performance criteria, while options granted to members of the Board of Directors are immediately and fully exercisable. RSUs issued to employees generally are paid in shares based on the achievement of certain performance criteria. Dividend equivalent units are accrued on all RSUs that have been earned, but not yet paid out in shares. RSUs granted to members of the Board of Directors are generally paid in shares when the director retires in accordance with our Director Retirement Policy. Restrictions on restricted shares issued to employees generally lapse ratably over a five-to-seven-year period. Equity Awards issued under the Plan generally provide that, in the event of a change in control, all awards become immediately and fully exercisable.

Options. Stock option expense for all outstanding stock option awards totaled approximately $1.4 million and $1.8 million for the three and six month periods ended September 30, 2009, respectively, as compared to $1.4 and $2.2 million for the three and six month periods ended September 30, 2008, respectively. At September 30, 2009, there was approximately $4.0 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 4.6 years.

The following table represents stock option activity for the quarter ended September 30, 2009:

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at Beginning of Period	3,568,431	$33.32

Granted	138,651	$27.72

Exercised	(55,181)	$17.20

Cancelled	(124,000)	$32.83

Outstanding Options at End of Period	3,527,901	$33.36

Options Exercisable at End of Period	2,050,401

Weighted-Average Fair Value of Options Granted During the Period	$9.38

The following table summarizes information about stock options outstanding at September 30, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price

$ 6.80 - $ 8.15	224,302	1.23	$7.55	224,302	$7.55

$ 9.57 - $ 13.43	381,041	3.19	$12.10	381,041	$12.10

$ 21.52 - $ 29.08	1,189,849	5.44	$26.31	1,158,349	$26.27

$ 34.09 - $ 40.78	316,670	4.17	$37.83	230,670	$38.24

$ 47.53 - $ 62.83	1,416,039	4.81	$48.10	56,039	$61.43

	3,527,901	4.56	$33.36	2,050,401	$23.90

At September 30, 2009, there was no aggregate intrinsic value of stock options outstanding for non-exercisable options. The aggregate intrinsic value of exercisable options at that date was approximately $9.6 million. The total intrinsic value of options exercised during the six month period ended September 30, 2009 was approximately $0.6 million.

Restricted Stock Units. We have previously granted RSUs to employees and directors. The value of the RSUs granted to employees is being amortized over a three year period, with the exception of the RSUs granted on August 21, 2008, which are being expensed over a one year period. The value of the RSUs granted to directors is being amortized over a period not to exceed ten years. Expense related to RSUs was approximately $0.4 million and $1.2 million for the three and six month periods ended September 30, 2009, respectively, as compared to $0.3 million and $0.4 million for the three and six month periods ended September 30, 2008, respectively. At September 30, 2009, there was approximately $0.4 million of unearned compensation from RSUs that will be recognized over a weighted-average period of 5.3 years.

Restricted Stock. We granted 30,000 shares of restricted stock on August 21, 2009. The restricted stock was valued at approximately $0.8 million, based on the closing price of the stock on the date of the grant. The restrictions lapse in annual increments over a five year period, with the expense recognized ratably over the same five year period.

During our Annual Shareholders Meeting, our shareholders approved a proposal to increase the number of shares available under our Incentive Compensation Plans by 3,000,000 shares. Shares available for future stock option and restricted stock unit grants under existing plans were 3,264,742 at September 30, 2009.

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008

Weighted-Average Shares of Common Stock Outstanding	43,630,040	43,480,047	43,605,975	43,451,146

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	945,982	963,402	958,528	1,024,452
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(650,502)	(659,248)	(663,241)	(667,874)
Restricted Shares	86,620	51,258	103,230	45,496

Weighted-Average Common and Common Equivalent Shares Outstanding	44,012,140	43,835,459	44,004,492	43,853,220

Shares Excluded Due to Anti-dilution Effects	2,527,720	2,291,192	2,531,307	2,067,100

(I)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2009 was approximately 31%.

(J)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Service Cost – Benefits Earned during the Period	$139	$146	$278	$279

Interest Cost of Benefit Obligations	251	276	502	501

Expected Return on Plan Assets	(279)	(279)	(558)	(559)

Recognized Net Actuarial Loss	77	120	154	153

Amortization of Prior-Service Cost	36	35	72	72

Net Periodic Pension Cost	$224	$298	$448	$446

(K)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2009 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$37,809
Series 2005A Tranche B	73,880
Series 2005A Tranche C	71,217
Series 2007A Tranche A	9,481
Series 2007A Tranche B	10,874
Series 2007A Tranche C	48,438
Series 2007A Tranche D	34,839

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities.

(L)	CREDIT FACILITIES

Long-term debt consists of the following:

	As of
	September 30, 2009	March 31, 2009
	(dollars in thousands)

Bank Credit Facility	$—	$55,000

Senior Notes	300,000	300,000

	$300,000	$355,000

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

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2009, we had $7.0 million of letters of credit outstanding.

At September 30, 2009, the Company had $343.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at September 30, 2009.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2009, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months Ended September 30,		As of and for the Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Accrual Balances at Beginning of Period	$6,046	$5,236	$5,794	$5,673

Insurance Expense Accrued	692	1,045	1,669	1,728

Payments	(126)	(753)	(851)	(1,873)

Accrual Balance at End of Period	$6,612	$5,528	$6,612	$5,528

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or results of operations. Currently we have no outstanding guarantees.

The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. The IRS issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”). We completed our IRS Appeals effort in late August 2009 and were unable to resolve the case. On September 7, 2009 we were notified that our request for the IRS Post Appeals Mediation program was approved.

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

The IRS examination of federal income tax returns for fiscal years ended March 31, 2004, 2005 and 2006 is currently in process, and the IRS has indicated they intend to issue a notice in the near future challenging the depreciation deductions with respect to the Republic Assets on the same basis as set forth in the Notice of Proposed Adjustment.

We paid the IRS approximately $45.8 million during November 2007 with respect to tax years 2001 – 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest, to avoid additional imposition of the large corporate tax underpayment interest rates. In the event we reach a settlement with the IRS in mediation or in the courts, we will reverse any accrued interest and penalties in excess of the negotiated settlement through the consolidated Statement of Earnings. In the event we are unable to reach a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment in court. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Revenues -
Gypsum Wallboard	$56,720	$74,583	$113,642	$155,981
Cement	72,857	85,741	134,957	172,050
Paperboard	21,491	34,800	44,027	68,600
Concrete and Aggregates	14,130	21,341	28,740	40,277
Other, net	—	3,339	87	3,739

Sub-total	165,198	219,804	321,453	440,647
Less: Intersegment Revenues	(10,925)	(16,381)	(21,967)	(32,792)
Less: Joint Venture	(16,088)	(24,489)	(33,409)	(52,118)

Net Revenues	$138,185	$178,934	$266,077	$355,737

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$1,241	$1,935	$2,833	$3,851
Paperboard	9,488	14,175	18,629	28,445
Concrete and Aggregates	196	271	505	496

	$10,925	$16,381	$21,967	$32,792

Cement Sales Volume (M Tons) -
Wholly – owned Operations	614	584	1,079	1,140
Joint Venture	176	246	363	525

	790	830	1,442	1,665

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Operating Earnings -

Gypsum Wallboard	$1,332	$(1,340)	$4,740	$(6,728)

Cement	22,045	27,083	39,126	49,723

Paperboard	4,369	4,844	9,402	8,057

Concrete and Aggregates	280	1,362	1,790	3,475

Other, net	(84)	3,339	3	3,739

Sub-total	27,942	35,288	55,061	58,266

Corporate General and Administrative	(4,851)	(4,915)	(9,144)	(8,970)

Earnings Before Interest and Income Taxes	23,091	30,373	45,917	49,296

Interest Expense, net	(5,601)	(8,129)	(11,234)	(16,120)

Earnings Before Income Taxes	$17,490	$22,244	$34,683	$33,176

Cement Operating Earnings -

Wholly – owned Operations	$16,980	$18,229	$26,760	$32,983

Joint Venture	5,065	8,854	12,366	16,740

	$22,045	$27,083	$39,126	$49,723

Capital Expenditures (1) -

Gypsum Wallboard	$46	$170	$62	$2,992

Cement	6,914	2,726	9,389	6,673

Paperboard	170	236	170	398

Concrete and Aggregates	186	258	243	965

Other	—	7	—	7

	$7,316	$3,397	$9,864	$11,035

Depreciation, Depletion and Amortization (1) -

Gypsum Wallboard	$5,598	$5,831	$11,234	$11,673

Cement	3,560	3,688	7,239	7,124

Paperboard	2,278	2,268	4,559	4,529

Concrete and Aggregates	991	1,054	2,009	2,014

Other, net	207	231	412	454

	$12,634	$13,072	$25,453	$25,794

	As of
	September 30, 2009	March 31, 2009
	(dollars in thousands)
Identifiable Assets (1) -

Gypsum Wallboard	$472,073	$489,518

Cement	325,155	317,555

Paperboard	151,315	154,541

Concrete and Aggregates	54,611	56,334

Corporate and Other	33,213	48,720

	$1,036,367	$1,066,668

(1)	Basis conforms with equity method accounting.

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

	As of
	September 30, 2009	March 31, 2009
	(dollars in thousands)

Gypsum Wallboard	$116,618	$116,618

Cement	8,359	8,359

Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at the end of the second quarter for the gypsum wallboard assets and goodwill, noting that there was no impairment at that time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2010, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Revenues	$29,085	$45,581	$61,307	$97,975

Gross Margin	$11,257	$19,033	$25,015	$36,211

Earnings Before Income Taxes	$10,130	$17,708	$24,732	$33,481

	As of
	September 30, 2009	March 31, 2009
	(dollars in thousands)

Current Assets	$41,594	$47,307

Non-Current Assets	$37,959	$42,742

Current Liabilities	$11,710	$16,251

(O)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Interest (Income)	$(6)	$(52)	$(23)	$(78)

Interest Expense	4,589	6,306	9,323	12,799

Interest Expense - IRS	900	1,750	1,699	3,149

Other Expenses	118	125	235	250

Interest Expense, net	$5,601	$8,129	$11,234	$16,120

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility and commitment fees based on the unused portion of the Bank Credit Facility. Interest expense – IRS relates to interest accrued on our unrecognized tax benefits. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended September 30, 2009 and 2008, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

We operate in cyclical commodity businesses that are directly related to the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in each such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations generally have a material adverse effect on our business, financial condition and results of operations. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S. Our Cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 400 miles by rail; though the price of diesel fuel may impact the truck shipping radius. Concrete and Aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(In thousands except per share)			(In thousands except per share)

Revenues (1)	$165,197	$219,804	(25)%	$321,453	$440,647	(27)%

Operating Costs (1)	137,255	184,516	(26)%	266,392	382,381	(30)%

Operating Profit	27,942	35,288	(21)%	55,061	58,266	(6)%

Corporate General and Administrative	4,851	4,915	(1)%	9,144	8,970	2%

Interest Expense, net	5,601	8,129	(31)%	11,234	16,120	(30)%

Earnings Before Income Taxes	17,490	22,244	(21)%	34,683	33,176	5%

Income Taxes	5,296	6,599	(20)%	10,569	9,701	10%

Net Earnings	$12,194	$15,645	(22)%	$24,114	$23,475	3%

Diluted Earnings per Share	$0.28	$0.36	(22)%	$0.55	$0.54	2%

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. Net revenues decreased by 25% and 27% for the three and six month periods ended September 30, 2009, respectively, as compared to the similar periods in 2008. The decrease during the three month period ended September 30, 2009 was due primarily to decreases in both sales prices and sales volumes for nearly all of our businesses, as compared to the similar quarter in 2008. The decrease in net revenues for the six months ended September 30, 2009 was also due to decreased sales volumes and sales prices for all of our business except gypsum wallboard, which had a slight increase in average sales price. The decreased sales volumes have contributed to the decreased average sales prices in all of our businesses, and are related to the continued downturn in the residential and commercial construction sectors, which have been disproportionately impacted by the decline in overall economic activity in the U.S. over the last two years.

Other Income. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Costs. Operating costs decreased 26% and 30% for the three and six month periods ended September 30, 2009, respectively, as compared to 2008. The primary reason for the decline in both the fiscal quarter and year to date costs is the reduction in production volumes for all of our segments, coupled with lower costs of certain critical operating supplies, such as natural gas, fiber and freight. The declines in natural gas and freight costs positively impacted the earnings of our gypsum wallboard and paperboard segments, while the decline in fiber costs positively impacted the paperboard segment.

Operating Profits. Operating profit decreased 21% to $27.9 million for the quarter ended September 30, 2009, as compared to the same period in 2008, primarily due to lower net revenues and average net sales prices as described above. Operating profits declined 6% to $55.1 million for the six month period as compared to the similar period in 2008. The decline was primarily due to lower revenues during the first and second fiscal quarters of 2010 as compared to fiscal 2009, offset slightly by lower operating expenses during the first quarter of fiscal 2010.

Corporate General and Administrative. Corporate general and administrative expenses were relatively flat for the three and six month periods ended September 20, 2009, as compared to the similar period in 2008. Corporate general and administrative expenses are expected to decline during the second half of fiscal 2009, as the RSUs granted during August 2008 fully vested during August 2009.

Interest Expense, Net. Net interest expense decreased 31% and 30% during the three and six month periods ended September 30, 2009, respectively. The decrease in expense is related primarily to our repurchase of $100 million in private placement debt during February 2009, resulting in lower average borrowings during fiscal 2010, as compared to fiscal 2009. Additionally, interest rates for our revolving line of credit and unrecognized tax benefits were lower during the three and six month periods ended September 30, 2009 as compared to the rates during the similar periods in 2008.

Income Taxes. As of September 30, 2009 the estimated tax rate for fiscal 2010 was 31%, as compared to 29% for fiscal 2009. The expected tax rate for the full fiscal year is expected to be 31%, as compared to 33% for fiscal 2009.

Net Earnings and Diluted Earnings per Share. Pre-tax earnings for the quarter of $17.5 million decreased 21% from last year’s pre-tax earnings of $22.2 million; while pre-tax earnings for the six month period ended September 30, 2009 increased 5% from last year’s pre-tax earnings of $33.2 million. Net earnings of $12.2 million and diluted earnings per share of $0.28 for the second quarter of fiscal 2010 both declined 22%, as compared to the second quarter of fiscal 2009. Net earnings of $24.1 million for the six month period ended September 30, 2009 increased 3%, as compared to the six month period ended September 30, 2008, while diluted earnings per share were relatively flat for the current six month period as compared to the same six month period of the prior fiscal year.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Gypsum Wallboard	$56,720	$74,583	(24)%	$113,642	$155,981	(27)%
Cement (2)	72,857	85,741	(15)%	134,957	172,050	(22)%
Recycled Paperboard	21,491	34,800	(38)%	44,027	68,600	(36)%
Concrete and Aggregates	14,130	21,341	(34)%	28,740	40,277	(29)%
Other, net	—	3,339	(100)%	87	3,739	(98)%

Gross Revenues	$165,198	$219,804	(25)%	$321,453	$440,647	(27)%

Sales Volume
Gypsum Wallboard (MMSF)	469	556	(16)%	914	1,202	(24)%
Cement (M Tons) (2)	790	830	(5)%	1,442	1,665	(13)%
Recycled Paperboard (M Tons)	52	67	(22)%	108	134	(19)%
Concrete (M Yards)	128	180	(29)%	285	357	(20)%
Aggregates (M Tons)	883	1,302	(32)%	1,460	2,100	(30)%

Average Net Sales Prices (3)
Gypsum Wallboard	$92.71	$98.37	(6)%	$96.26	$93.48	3%
Cement (2)	85.99	97.12	(11)%	87.29	97.32	(10)%
Recycled Paperboard	415.84	505.83	(18)%	407.60	502.22	(19)%
Concrete	67.82	73.24	(7)%	68.16	73.76	(8)%
Aggregates	6.18	6.21	—	6.39	6.61	(3)%

Operating Earnings
Gypsum Wallboard	$1,332	$(1,340)	—	$4,740	$(6,728)	—
Cement (2)	22,045	27,083	(19)%	39,126	49,723	(21)%
Recycled Paperboard	4,369	4,844	(10)%	9,402	8,057	17%
Concrete and Aggregates	280	1,362	(79)%	1,790	3,475	(48)%
Other, net	(84)	3,339	(103)%	3	3,739	(100)%

Net Operating Earnings	$27,942	$35,288	(21)%	$55,061	$58,266	(6)%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Gypsum Wallboard Operations. The decrease in revenues during the three and six month periods ended September 30, 2009, as compared to the similar periods in 2008, is due primarily to the 16% and 24% decrease in sales volume, respectively. The decline in sales volume is primarily due to low demand for residential and commercial construction. Residential and commercial demand normally comprises approximately 70% of the demand for gypsum wallboard, and sharp declines in demand have reduced the consumption of gypsum wallboard by approximately 50% since its peak in 2006. In addition to the decline in sales volume for the second quarter of fiscal 2010, the average net sales price decreased 6% as compared to the second quarter of fiscal 2009. The six month fiscal 2010 average net sales price is slightly higher than the fiscal 2009 six month average, due to decreased transportation costs. Operating earnings for gypsum wallboard increased during the three and six month periods of fiscal 2010, as compared to fiscal 2009, primarily due to lower operating expenses, namely natural gas, power and other raw materials.

Cement Operations. Revenues decreased during the three and six month periods ended September 30, 2009, as compared to the similar periods in 2008, primarily due to the lower sales volumes and lower average sales prices. The decrease in sales volumes was more pronounced in the Mountain and Texas markets, offset slightly by increased volume in the Illinois market. The declines in the Mountain and Texas markets included both manufactured and purchased cement. Purchased cement sales declined to approximately 15,000 tons and 42,000 tons during the three and six month periods ended September 30, 2009, respectively, as compared to approximately 134,000 tons and 301,000 tons during the three and six month periods ended September 30, 2008, respectively. The decline in average sales prices during the three and six month periods was consistent across all markets and primarily due to the decline in demand in our markets. Operating earnings declined during the second quarter and year to date in fiscal 2010, as compared to the similar periods in fiscal 2009. These declines are due primarily to decreases in the sales volumes and average sales prices, partially offset by reduced operating expenses, namely parts, supplies and outside services, fuel and electricity.

Recycled Paperboard Operations. Net revenues declined 38% and 36% during the three and six month periods ended September 30, 2009 as compared to the similar periods in 2008, primarily due to the 22% and 19% decline in sales volume and the 18% and 19% decline in average sales price for the three and six month periods, respectively. The decline in sales volume is primarily due to reduced residential and commercial construction, which has adversely impacted demand for gypsum paper, resulting in gypsum paper representing only 54% and 52% of total sales volume during the during the three and six month periods ending September 30, 2009 as compared to 64% and 65% of total sales volume during the similar periods of fiscal 2009. The decrease in the mix of higher priced gypsum paper also had an adverse impact on the average selling price during the three and six month periods ended September 30, 2009, as compared to September 30, 2008. Despite the reduction in net revenues, operating earnings grew by 17% for the six months ended September 30, 2009 as compared to fiscal 2008, primarily due to decreases in our primary operating expenses, namely fiber, natural gas, electricity and chemicals. For the three months ended September 30, 2009, operating earnings were down 10%. On a per ton basis, operating costs decreased approximately 30% during fiscal 2010 as compared to fiscal 2009. The decline in natural gas is due primarily to higher than normal expense during fiscal 2009, while the decline in fiber expense is due primarily to the reduced world-wide demand for recycled fiber.

Concrete and Aggregates Operations. The decline in sales volumes during the three and six month periods of fiscal 2010, as compared to similar periods in fiscal 2009, was the primary reason for the decline in revenue for both concrete and aggregates. The decline in sales volumes negatively impacted the average net sales prices during these same periods, resulting in average net sales price declines for both concrete and aggregates, as compared to the similar periods ended September 30, 2008. The decrease in revenues and average net sales prices were the primary reason for the decline in operating earnings during the three and six month periods ended September 30, 2009 as compared to the similar periods in 2008.

GENERAL OUTLOOK

The United States government continues to look for ways to assist the country in recovering from the recession that began in December 2007. These actions include Congressional passage of The American Recovery and Reinvestment Act of 2009, a stimulus package with spending of up to $787 billion. A portion of the stimulus package is for infrastructure projects; however, most of the impact of the stimulus bill on the construction industry is not expected to be realized until calendar 2010. Although we anticipate the administration will continue to address the current financial crisis throughout the remainder of calendar 2009, there can be no assurance as to the actual impact that these legislative initiatives, or any other similar governmental programs, will have on our business, financial condition or results of operations.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, resulting in industry capacity utilization declining to approximately 50%. The reduction in capacity utilization continues to negatively impact gypsum wallboard pricing, which is expected to remain depressed throughout fiscal 2010. Wallboard consumption during the first nine months of calendar 2009, as reported by the Gypsum Association, decreased approximately 30% from the same period in calendar year 2008, and consumption for calendar 2009 is expected to be approximately 25% below total consumption for calendar 2008.

We anticipate gypsum paper sales as a percentage of our total paper sales to continue to decline throughout the remainder of fiscal 2010. Lower total sales volumes of gypsum paper are expected to continue throughout fiscal 2010, but we continue to seek opportunities for sales in new markets as well as supplying product to the containerboard market. The cost of two of our major operating expenses, electricity and natural gas, declined during the three and six month periods of fiscal 2010, and due to worldwide recession, we do not expect significant increases in these costs until the fourth quarter of fiscal 2010. Fiber, another of our major operating costs, has experienced an increase throughout the first six months of fiscal 2010, rebounding from the historical lows in the last two quarters of fiscal 2009. As the generation of Old Cardboard Containers (“OCC”) continues to decline in the slumping economy and the presence of export demand for OCC remains steady, the price of fiber is anticipated to continue to rise throughout much of fiscal 2010. We closely monitor the price and consumption of fiber, electricity and natural gas as these costs comprise a significant portion of our total production costs.

Cement demand in all U.S. regions continues to be impacted by decreasing residential housing construction, the softening commercial construction market and state government budget deficits, which will hinder cement consumption during the remainder of calendar 2009. Cement consumption in the US declined approximately 30% in first eight months of calendar 2009 to approximately 48 million short tons, as compared to consumption of approximately 69 million short tons during the first eight months of calendar 2008. The U.S. cement industry continues to reduce imports of foreign cement with imports declining to approximately 9% of total consumption during the first eight months of calendar 2009, as compared to approximately 19% of total consumption in the first eight months of calendar 2008. The United States government has included increased infrastructure spending as part of the stimulus package passed during the first quarter of calendar 2009; however, the effects of these expenditures are not expected to meaningfully impact the cement industry until calendar 2010. We expect the contraction in cement consumption to impact all of the markets served by our cement plants throughout the remainder of calendar 2009.

Similarly, we expect concrete and aggregate sales volumes to be depressed throughout the remainder of calendar 2009 in both of our markets as both residential and infrastructure spending remain soft, and any impact from the stimulus bill most likely will not be realized until calendar 2010.

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

Recent Accounting Pronouncements

Effective with the quarter ended September 30, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB will make all future changes to guidance in the Codification by issuing Accounting Standards Updates. The Codification also provides that rules and interpretive releases of the U. S. Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. Therefore, we have updated all references to authoritative standards to be consistent with those set forth in the Codification. The adoption of ASC 105 had no impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the first fiscal quarter of 2010 and did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments. The guidance was adopted effective for the first fiscal quarter of 2010 and did not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2009	2008
	(dollars in thousands)

Net Cash Provided by Operating Activities	$59,045	$20,860
Investing Activities:
Capital Expenditures	(9,864)	(11,035)
Proceeds from Sale of Property, Plant and Equipment	—	3,996

Net Cash Used in Investing Activities	(9,864)	(7,039)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	197	517
Increase (Decrease) in Notes Payable	(55,000)	—
Dividends Paid	(8,715)	(17,378)
Proceeds from Stock Option Exercises	950	1,098

Net Cash Provided by (Used in) Financing Activities	(62,568)	(15,763)

Net Decrease in Cash	$(13,387)	$(1,942)

Cash flow from operating activities increased by $38.2 million during the six month period ended September 30, 2009, as compared to the similar period in 2008, primarily due to increases in cash flows from changes in operating assets and liabilities. This increase in cash flows from operating activities was due primarily to reduction in our inventory of $11.9 million during the six month period ended September 30, 2009, as compared to an increase in inventory of $4.5 million during the same period in 2008. Additionally, accounts payable and accrued expenses increased by $6.5 million, as compared to a decrease of $11.8 million during the same period in 2008.

Net cash used in investing activities increased to $9.9 million during the first six months of fiscal 2010, which is slightly lower than capital expenditures during the first six months of fiscal 2009.

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

Net cash used in financing activities was $62.6 million during the six month period ended September 30, 2009, as compared to $15.8 million during the six month period ended September 30, 2008. The increase in cash used in financing activities is primarily due to the repayment of $55 million in debt, which decreased our total debt from $355.0 million at March 31, 2009 to $300.0 million at September 30, 2009. This decrease in debt was partially offset by a decrease in dividends paid, due to a reduction in the dividend rate during the fourth quarter of fiscal 2009. Our debt-to-capitalization ratio was 40.2% at September 30, 2009, as compared to 45.3% at March 31, 2009 and our net-debt-to-capitalization ratio was 39.8% at September 30, 2009, as compared to 44.1% at March 31, 2009.

Working capital decreased to $91.1 million at September 30, 2009, compared to $111.0 million at March 31, 2009, primarily due to decreased cash and inventory, offset slightly by increased accounts receivable. We do not have any material contractual obligations related to long-term capital projects at September 30, 2009. We were in compliance at September 30, 2009 with all the terms and covenants of our credit agreements.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at that time. We will continue to assess the potential impairment throughout fiscal year 2010, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Debt Financing Activities.

Bank Credit Facility -

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At September 30, 2009, the Company had $343.0 million of borrowings available under the Bank Credit Facility.

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

Other than the Bank Credit Facility, we have no other source of committed external financing in place. In the event the Bank Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if a balance were outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt, except for approximately $12 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At September 30, 2009, we had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $8.7 million in performance bonds relating primarily to our mining operations.

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

Cash used for Share Repurchases.

We did not repurchase any of our shares during the six month period ended September 30, 2009. As of September 30, 2009, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the quarter ended September 30, 2009, 26,393 shares of stock were withheld from employees upon the vesting of RSUs and Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employee’s minimum statutory tax withholding, which is required once the RSU’s and Restricted Shares are vested and issued.

Dividends.

Dividends paid in the six months ended September 30, 2009 and 2008 were $8.8 million and $17.4 million, respectively. We reduced our annual dividend from $0.80 per share to $0.40 per share beginning with the February 2009 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2009	2008
	(dollars in thousands)

Land and Quarries	$4,223	$296
Plants	4,179	8,898
Buildings, Machinery and Equipment	1,462	1,841

Total Capital Expenditures	$9,864	$11,035

For fiscal 2010, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. There were no outstanding borrowings under the Bank Credit Facility at September 30, 2009. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures

An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1a.	Risk Factors

We are affected by the level of demand in the construction industry, which is currently experiencing a significant downturn.

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction and commercial construction has impacted, and will likely continue to adversely impact, our wallboard business. The residential construction industry is currently undergoing a significant downturn, which commenced in 2006 and has become more pronounced in recent periods. The effects of this downturn have been exacerbated by market disruptions resulting from the subprime mortgage crisis, which began in the second half of 2007, and the ensuing financial crisis affecting the banking system and financial markets, which became evident in the third quarter of 2008. A similar downturn has occurred in commercial construction as well, beginning in 2008. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or continued weakening of commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

Our customers participate in cyclical industries, which are subject to industry downturns.

A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the current economic recession. In addition, since our operations are in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations, including the current and any future downturns in the residential or commercial construction industries, generally have an adverse effect on demand for our products. Furthermore, additions to the production capacity of industry participants, particularly in the gypsum wallboard industry, have created an imbalance between supply and demand, which could continue to adversely affect the prices at which we sell our products and adversely affect the collectability of our receivables. In general, any further downturns in the industries to which we sell our products or any further increases in capacity in the gypsum wallboard, paperboard and cement industries could have a material adverse effect on our business, financial condition and results of operations.

Volatility and disruption of financial markets could negatively impact our customers and therefore our results of operations.

Volatility and disruption of financial markets have limited and could continue to limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume or default on amounts owed to us that could have a negative impact on our results of operations.

Volatility and disruption of financial markets could affect access to credit.

The current difficult economic market environment is causing contraction in the availability, and an increase in the cost of, credit in the marketplace. This could potentially reduce the sources of liquidity for the Company.

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

Furthermore, the EPA recently adopted regulations that include extensive greenhouse gas monitoring and reporting requirements applicable to our industries. The EPA has also recently proposed findings that greenhouse gases in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to greenhouse gases in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and our ability to obtain air permits for new or modified facilities.

Earlier this year, the EPA also issued a proposed rule amendment to the National Emissions Standards for Hazardous Air Pollutants, or NESHAP, that would significantly reduce the permitted levels of emissions of certain air pollutants from Portland cement kilns. The NESHAP amendment would set limits on mercury emissions from existing Portland cement kilns and would increase the stringency of emission limits for new kilns. The NESHAP amendment would also set emission limits for total hydrocarbons, particulate matter and sulfur dioxide from cement kilns of all sizes and would reduce hydrochloric acid emissions from kilns that are large emitters. The NESHAP amendment, if adopted as proposed, would take full effect no earlier than 2013, and could materially increase our cost of production.

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

The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the industry’s production capacity for products such as gypsum wallboard or cement or increases in cement imports tend to create an oversupply of such products and negatively impact product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

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

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including the severity and duration of the current industry downturn and changes in general business and economic conditions may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under those agreements. This may allow the lenders under those agreements to declare all amounts outstanding thereunder to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

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

We held our Annual Meeting of Stockholders on August 6, 2009. At the Annual Meeting, F. William Barnett and David W. Quinn were elected to the Board of Directors by the holders of our Common Stock, par value $0.01 per share, to serve until the 2012 Annual Meeting of Stockholders. O. Greg Dagnan, whose term expired at the Annual Meeting, did not run for re-election. We also presented three other proposals to our shareholders, including a proposal to re-approve the material terms of our performance goals under our Incentive Plan, a proposal to increase the number of shares available for award under our Incentive Plan and a proposal to approve the appointment by our Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending March 31, 2010. All three additional proposals were approved by the requisite number of holders of our Common Stock. Voting results for the director nominees and the other proposals are summarized as follows:

	Number of Shares Common Stock
Director Nominee	For	Withhold Authority	Broker Non-Votes
F. William Barnett	40,479,763	250,926	—
David W. Quinn	40,061,330	669,359	—

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Broker Non-Votes
Re-approve material terms of our Incentive Plan	38,780,524	1,867,984	82,181	—

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Broker Non-Votes
Increase the number of shares available for award under our Incentive Plan	25,020,068	8,625,588	39,552	7,045,481

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Broker Non-Votes
Approval of Ernst & Young LLP as the Independent Auditors	40,591,984	109,484	29,221	—

Robert L. Clarke, Frank W. Maresh and Steven R. Rowley continue as directors with a term expiring in 2010. Laurence E. Hirsch, Richard R. Stewart and Michael R. Nicolais continue to serve as directors with a term expiring in 2011.

Item 6.	Exhibits

10.1	Eagle Materials Inc. Incentive Plan (as amended and restated as of May 19, 2009) (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2009, and incorporated herein by reference). (1)

10.2*	Eagle Materials Inc. Director Compensation Summary. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

November 9, 2009	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

November 9, 2009	/s/ D. CRAIG KESLER
D. Craig Kesler
Executive Vice President – Finance and Administration and Chief Financial Officer
(principal financial officer)

November 9, 2009	/s/ WILLIAM R. DEVLIN
William R. Devlin
Senior Vice President – Controller and Chief Accounting Officer
(principal accounting officer)