Form 10-Q
period 2009-12-31
EAGLE MATERIALS INC
filed 2010-02-08
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2009

Commission File Number 1-12984

Eagle Materials Inc.

Delaware

(State of Incorporation)

75-2520779

(I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219

(Address of principal executive offices)

(214) 432-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

As of February 5, 2010, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,809,874

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2009

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008

REVENUES

Gypsum Wallboard	$45,374	$61,393	$159,016	$217,374

Cement	37,171	45,874	135,886	161,955

Paperboard	12,900	15,555	38,298	55,710

Concrete and Aggregates	9,084	14,901	37,319	54,682

Other, net	110	106	197	3,845

	104,639	137,829	370,716	493,566

COSTS AND EXPENSES

Gypsum Wallboard	47,661	58,593	156,563	221,302

Cement	29,690	32,544	101,645	115,642

Paperboard	9,684	11,517	25,680	43,615

Concrete and Aggregates	9,182	14,495	35,627	50,801

Other, net	—	—	84	—

Corporate General and Administrative	3,170	5,140	12,314	14,110

Interest Expense, net	5,695	7,671	16,929	23,791

	105,082	129,960	348,842	469,261

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE	5,910	8,681	18,276	25,421

EARNINGS BEFORE INCOME TAXES	5,467	16,550	40,150	49,726

Income Taxes	783	5,291	11,352	14,992

NET EARNINGS	$4,684	$11,259	$28,798	$34,734

EARNINGS PER SHARE:

Basic	$0.11	$0.26	$0.66	$0.80

Diluted	$0.11	$0.26	$0.65	$0.79

AVERAGE SHARES OUTSTANDING:

Basic	43,752,952	43,517,844	43,655,146	43,473,363

Diluted	44,092,803	43,826,789	44,033,928	43,869,479

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.50

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS

Current Assets -

Cash and Cash Equivalents	$22,442	$17,798

Accounts and Notes Receivable	38,262	44,261

Inventories	99,515	107,063

Prepaid and Other Assets	4,553	6,161

Total Current Assets	164,772	175,283

Property, Plant and Equipment -	1,100,534	1,089,610

Less: Accumulated Depreciation	(455,960)	(419,669)

Property, Plant and Equipment, net	644,574	669,941

Notes Receivable	7,024	6,301

Investment in Joint Venture	33,797	39,521

Goodwill and Intangible Assets	152,335	152,812

Other Assets	24,065	22,810

	$1,026,567	$1,066,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities -

Accounts Payable	$16,460	$19,645

Federal Income Taxes Payable	3,817	—

Accrued Liabilities	38,086	44,604

Total Current Liabilities	58,363	64,249

Long-term Debt	300,000	355,000

Other Long-term Liabilities	100,090	97,104

Deferred Income Taxes	118,890	122,488

Total Liabilities	577,343	638,841

Stockholders’ Equity -

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;

None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,809,874 and 43,589,775 Shares, respectively	438	436

Capital in Excess of Par Value	16,878	11,166

Accumulated Other Comprehensive Losses	(6,040)	(6,040)
Retained Earnings	437,948	422,265

Total Stockholders’ Equity	449,224	427,827

	$1,026,567	$1,066,668

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$28,798	$34,734

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -

Depreciation, Depletion and Amortization	38,254	38,533

Gain on Sale of Property, Plant and Equipment	—	(2,596)

Deferred Income Tax Provision	(3,598)	(1,827)

Stock Compensation Expense	2,478	4,839

Equity in Earnings of Unconsolidated Joint Venture	(18,276)	(25,421)

Excess Tax Benefits from Share Based Payment Arrangements	(1,766)	(603)

Distributions from Joint Venture	24,000	27,500

Changes in Operating Assets and Liabilities:

Accounts and Notes Receivable	5,276	12,793

Inventories	7,548	(3,529)

Accounts Payable and Accrued Liabilities	(5,796)	(25,788)

Other Assets	144	(1,434)

Income Taxes Payable	4,637	4,862

Net Cash Provided by Operating Activities	81,699	62,063

CASH FLOWS FROM INVESTING ACTIVITIES

Property, Plant and Equipment Additions	(12,201)	(12,846)

Proceeds from Sale of Property, Plant and Equipment	—	3,996

Net Cash Used in Investing Activities	(12,201)	(8,850)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in Long-term Debt	(55,000)	—

Dividends Paid to Stockholders	(13,090)	(26,087)

Proceeds from Stock Option Exercises	1,470	1,135

Excess Tax Benefits from Share Based Payment Arrangements	1,766	603

Net Cash Used in Financing Activities	(64,854)	(24,349)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,644	28,864

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,798	18,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,442	$47,824

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2009

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2009, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2009.

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

We evaluated all events or transactions that occurred after December 31, 2009 up through February 8, 2010, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

Recent Accounting Pronouncements

Effective with the quarter ended December 31, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB will make all future changes to guidance in the Codification by issuing Accounting Standards Updates. The Codification also provides that rules and interpretive releases of the U. S. Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. Therefore, we have updated all references to authoritative standards to be consistent with those set forth in the Codification. The adoption of ASC 105 had no impact on our consolidated financial position, results of operations or cash flows.

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

Cash payments made for interest were $18.2 million and $24.4 million for the nine months ended December 31, 2009 and 2008, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2009 and 2008, were $11.0 and $13.1 million, respectively.

(C)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2009
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$436
Stock Option Exercises	2

Balance at End of Period	438

Capital in Excess of Par Value –
Balance at Beginning of Period	11,166
Share-Based Activity	4,244
Stock Option Exercises	1,468

Balance at End of Period	16,878

Retained Earnings –
Balance at Beginning of Period	422,265
Dividends Declared to Stockholders	(13,115)
Net Earnings	28,798

Balance at End of Period	437,948

Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(6,040)

Balance at End of Period	(6,040)

Total Stockholders’ Equity	$449,224

There were no share repurchases during the three and nine month periods ended December 31, 2009. As of December 31, 2009, we have authorization to purchase an additional 717,300 shares.

(D)	COMPREHENSIVE INCOME

Comprehensive income for the nine month periods ended December 31, 2009 and 2008 was identical to net income for the same periods.

As of December 31, 2009, we had an accumulated other comprehensive loss of $6.0 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(E)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2009	March 31, 2009
	(dollars in thousands)
Raw Materials and Material-in-Progress	$27,016	$32,580
Gypsum Wallboard	6,978	9,622
Finished Cement	9,664	11,303
Paperboard	3,472	4,142
Aggregates	11,529	11,684
Repair Parts and Supplies	38,672	36,429
Fuel and Coal	2,184	1,303

	$99,515	$107,063

(F)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2009	March 31, 2009
	(dollars in thousands)
Payroll and Incentive Compensation	$7,316	$10,813
Benefits	9,919	9,152
Interest	3,004	7,310
Insurance	6,681	5,665
Property Taxes	3,732	3,915
Other	7,434	7,749

	$38,086	$44,604

(G)	SHARE-BASED EMPLOYEE COMPENSATION

Long-Term Compensation Plans

Our current Incentive Plan (the “Plan”) was initially adopted during fiscal 2004 and amended during fiscal 2006 and fiscal 2010. Under the terms of the Plan, we can issue stock options, restricted stock units (“RSUs”) and restricted stock (collectively, the “Equity Awards”) to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of Equity Awards under the Plan. The exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant and the term of these options may not exceed ten years. Vesting of options granted to employees is generally based on performance criteria, while options granted to members of the Board of Directors are immediately and fully exercisable. RSUs issued to employees generally are paid in shares based on the achievement of certain performance criteria. Dividend equivalent units are accrued on all RSUs that have been earned, but not yet paid out in shares. RSUs granted to members of the Board of Directors are generally paid in shares when the director retires in accordance with our Director Retirement Policy. Restrictions on restricted shares issued to employees generally lapse ratably over a five-to-seven-year period. Equity Awards issued under the Plan generally provide that, in the event of a change in control, all awards become immediately and fully exercisable.

Options. Stock option expense for all outstanding stock option awards totaled approximately $0.3 million and $2.1 million for the three and nine month periods ended December 31, 2009, respectively, as compared to $1.7 and $3.9 million for the three and nine month periods ended December 31, 2008, respectively. At December 31, 2009, there was approximately $3.7 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 4.4 years.

The following table represents stock option activity for the quarter ended December 31, 2009:

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at Beginning of Period	3,568,431	$33.32

Granted	138,651	$27.72

Exercised	(126,849)	$27.23

Cancelled	(124,000)	$32.83

Outstanding Options at End of Period	3,456,233	$33.90

Options Exercisable at End of Period	1,986,233

Weighted-Average Fair Value of Options Granted During the Period	$9.39

The following table summarizes information about stock options outstanding at December 31, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price

$ 6.80 - $ 8.15	152,634	1.06	$7.69	152,634	$7.69

$ 9.57 - $ 13.43	381,041	2.94	$12.10	381,041	$12.10

$ 21.52 - $ 29.08	1,189,849	5.19	$26.31	1,159,849	$26.27

$ 34.09 - $ 40.78	316,670	3.94	$37.83	236,670	$38.25

$ 47.53 - $ 62.83	1,416,039	4.56	$48.10	56,039	$61.43

	3,456,233	4.39	$33.90	1,986,233	$24.54

At December 31, 2009, there was no aggregate intrinsic value of stock options outstanding for non-exercisable options. The aggregate intrinsic value of exercisable options at that date was approximately $3.0 million. The total intrinsic value of options exercised during the nine month period ended December 31, 2009 was approximately $2.0 million.

Restricted Stock Units. We have previously granted RSUs to employees and directors. The value of the RSUs granted to employees is being amortized over a three year period, with the exception of the RSUs granted on August 21, 2008, which we expensed over a one year period. The value of the RSUs granted to directors is being amortized over a period not to exceed ten years. Expense related to RSUs was approximately $0.0 million and $1.2 million for the three and nine month periods ended December 31, 2009, respectively, as compared to $0.4 million and $0.8 million for the three and nine month periods ended December 31, 2008, respectively. At December 31, 2009, there was approximately $0.4 million of unearned compensation from RSUs that will be recognized over a weighted-average period of 5.1 years.

Restricted Stock. We granted 30,000 shares of restricted stock on August 21, 2009. The restricted stock was valued at approximately $0.8 million, based on the closing price of the stock on the date of the grant. The restrictions lapse in annual increments over a five-year period, with the expense recognized ratably over the same five-year period.

During our Annual Shareholders Meeting, our shareholders approved a proposal to increase the number of shares available under our Incentive Plan by 3,000,000 shares and approved certain other amendments to the Plan. Shares available for future stock option and restricted stock unit grants under existing plans were 3,264,522 at December 31, 2009.

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
Weighted-Average Shares of Common Stock Outstanding	43,752,952	43,517,844	43,655,146	43,473,363

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,476,522	651,489	1,131,192	900,131
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(1,180,270)	(447,291)	(835,584)	(594,346)
Restricted Shares	43,599	104,747	83,174	90,331

Weighted-Average Common and Common Equivalent Shares Outstanding	44,092,803	43,826,789	44,033,928	43,869,479

Shares Excluded Due to Anti-dilution Effects	2,015,545	2,946,977	2,359,386	2,360,392

(I)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2009 was approximately 28%.

(J)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Service Cost – Benefits Earned during the Period	$126	$140	$404	$419

Interest Cost of Benefit Obligations	266	250	768	751

Expected Return on Plan Assets	(62)	(280)	(620)	(839)

Recognized Net Actuarial Loss	509	77	581	230

Amortization of Prior-Service Cost	(57)	36	97	108

Net Periodic Pension Cost	$782	$223	$1,230	$669

(K)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2009 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$40,105
Series 2005A Tranche B	$78,860
Series 2005A Tranche C	$76,968
Series 2007A Tranche A	$10,013
Series 2007A Tranche B	$11,545
Series 2007A Tranche C	$52,100
Series 2007A Tranche D	$37,723

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities.

(L)	CREDIT FACILITIES

Long-term debt consists of the following:

	As of
	December 31, 2009	March 31, 2009
	(dollars in thousands)

Bank Credit Facility	$—	$55,000

Senior Notes	300,000	300,000

	$300,000	$355,000

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

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2009, we had $7.0 million of letters of credit outstanding.

At December 31, 2009, the Company had $343.0 million of borrowings available under the Bank Credit Facility. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our consolidated funded indebtedness ratio, our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at December 31, 2009.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2009, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended December 31,		As of and For the Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Accrual Balances at Beginning of Period	$6,612	$5,528	$5,794	$5,673

Insurance Expense Accrued	492	905	2,161	2,633

Payments	(423)	(639)	(1,274)	(2,512)

Accrual Balance at End of Period	$6,681	$5,794	$6,681	$5,794

In the ordinary course of business, we execute contracts involving indemnifications typical in our industries and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or results of operations. Currently we have no outstanding guarantees.

The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for the fiscal years ended March 31, 2001, 2002, and 2003. The IRS issued an Exam Report and Notice of Proposed Adjustment on November 9, 2007, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”). We completed our IRS Appeals effort in late August 2009 and were unable to resolve the case. On September 7, 2009, we were notified that our request for the IRS Post Appeals Mediation program was approved, and such mediation is scheduled for March 3, 2010.

If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by us of approximately $27.6 million, plus penalties of $5.7 million and applicable interest. Moreover, for taxable years subsequent to fiscal 2003, we also claimed depreciation deductions with respect to the Republic Assets, as originally recorded.

The IRS examination of federal income tax returns for fiscal years ended March 31, 2004, 2005 and 2006 is currently in process, and the IRS has indicated they intend to issue a notice in the near future challenging the depreciation deductions with respect to the Republic Assets on the same basis as set forth in the Notice of Proposed Adjustment. If challenged on the same basis as set forth in the Notice of Proposed Adjustment, additional federal income taxes for the years 2004 – 2006 of approximately $32.0 million, plus applicable interest and possible civil penalties of up to approximately $24.0 million assuming such penalties and interest are assessed on the same basis as the preceding years, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $9.3 million would be owed by us for the fiscal years under exam and subsequent taxable years if the IRS’ position is sustained.

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

We are currently contingently liable for performance under $8.8 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

We operate four gypsum wallboard plants, two gypsum wallboard reload centers, a gypsum wallboard distribution center, four cement plants, eleven cement distribution terminals, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Revenues -
Gypsum Wallboard	$45,374	$61,393	$159,016	$217,374
Cement	53,413	71,411	188,370	243,461
Paperboard	21,024	25,864	65,051	94,464
Concrete and Aggregates	9,251	15,139	37,991	55,416
Other, net	110	106	197	3,845

Sub-total	129,172	173,913	450,625	614,560
Less: Intersegment Revenues	(9,206)	(12,129)	(31,173)	(44,921)
Less: Joint Venture	(15,327)	(23,955)	(48,736)	(76,073)

Net Revenues	$104,639	$137,829	$370,716	$493,566

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$915	$1,582	$3,748	$5,433
Paperboard	8,124	10,309	26,753	38,754
Concrete and Aggregates	167	238	672	734

	$9,206	$12,129	$31,173	$44,921

Cement Sales Volume (M Tons) -
Wholly – owned Operations	418	461	1,497	1,601
Joint Venture	166	240	529	765

	584	701	2,026	2,366

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -

Gypsum Wallboard	$(2,287)	$2,800	$2,453	$(3,928)

Cement	13,391	22,011	52,517	71,734

Paperboard	3,216	4,038	12,618	12,095

Concrete and Aggregates	(98)	406	1,692	3,881

Other, net	110	106	113	3,845

Sub-total	14,332	29,361	69,393	87,627

Corporate General and Administrative	(3,170)	(5,140)	(12,314)	(14,110)

Earnings Before Interest and Income Taxes	11,162	24,221	57,079	73,517

Interest Expense, net	(5,695)	(7,671)	(16,929)	(23,791)

Earnings Before Income Taxes	$5,467	$16,550	$40,150	$49,726

Cement Operating Earnings -

Wholly – owned Operations	$7,481	$13,330	$34,241	$46,313

Joint Venture	5,910	8,681	18,276	25,421

	$13,391	$22,011	$52,517	$71,734

Capital Expenditures (1) -

Gypsum Wallboard	$69	$562	$131	$3,554

Cement	1,864	1,114	11,253	7,787

Paperboard	52	130	222	528

Concrete and Aggregates	260	—	503	965

Other	92	5	92	12

	$2,337	$1,811	$12,201	$12,846

Depreciation, Depletion and Amortization (1) -

Gypsum Wallboard	$5,588	$5,669	$16,822	$17,342

Cement	3,780	3,497	11,019	10,621

Paperboard	2,271	2,276	6,830	6,805

Concrete and Aggregates	991	1,067	3,000	3,081

Other, net	171	230	583	684

	$12,801	$12,739	$38,254	$38,533

	As of
	December 31, 2009	March 31, 2009
	(dollars in thousands)
Identifiable Assets (1) -

Gypsum Wallboard	$459,863	$489,518

Cement	311,059	317,555

Paperboard	150,019	154,541

Concrete and Aggregates	51,315	56,334

Corporate and Other	54,311	48,720

	$1,026,567	$1,066,668

(1)	Basis conforms with equity method accounting.

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

	As of
	December 31, 2009	March 31, 2009
	(dollars in thousands)

Gypsum Wallboard	$116,618	$116,618

Cement	8,359	8,359

Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at the end of the third quarter for the gypsum wallboard assets and goodwill, noting that there was no impairment at that time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2010, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

During December 2009, we idled our gypsum manufacturing facility in Bernalillo, N.M. due to low industry utilization. In connection with the closure, we accrued approximately $0.4 million in severance and other related costs. The closure of the facility is temporary, as we expect to re-open this facility when business conditions improve.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Revenues	$27,526	$44,899	$90,370	$144,693

Gross Margin	$12,520	$18,400	$39,496	$54,611

Earnings Before Income Taxes	$11,821	$17,361	$36,553	$50,842

	As of
	December 31, 2009	March 31, 2009
	(dollars in thousands)

Current Assets	$39,776	$47,307

Non-Current Assets	$37,251	$42,742

Current Liabilities	$11,247	$16,251

(O)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Interest (Income)	$(4)	$(141)	$(27)	$(219)

Interest Expense	4,546	5,811	13,869	18,610

Interest Expense - IRS	1,075	1,876	2,774	5,025

Other Expenses	78	125	313	375

Interest Expense, net	$5,695	$7,671	$16,929	$23,791

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

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine month periods ended December 31, 2009 and 2008, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(In thousands except share data)			(In thousands except share data)

Revenues (1)	$129,172	$173,913	(26%)	$450,625	$614,560	(27%)

Operating Costs (1)	114,840	144,552	(21%)	381,232	526,933	(28%)

Operating Profit	14,332	29,361	(51%)	69,393	87,627	(21%)

Corporate General and Administrative	3,170	5,140	(38%)	12,314	14,110	(13%)

Interest Expense, net	5,695	7,671	(26%)	16,929	23,791	(29%)

Earnings Before Income Taxes	5,467	16,550	(67%)	40,150	49,726	(19%)

Income Taxes	783	5,291	(85%)	11,352	14,992	(24%)

Net Earnings	$4,684	$11,259	(58%)	$28,798	$34,734	(17%)

Diluted Earnings per Share	$0.11	$0.26	(58%)	$0.65	$0.79	(18%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. Net revenues decreased by 26% and 27% for the three and nine month periods ended December 31, 2009, respectively, as compared to the similar periods in 2008. The decreases during the three and nine month periods ended December 31, 2009 were due primarily to decreases in both sales prices and sales volumes for all of our businesses, as compared to the similar periods in 2008. The decreased sales volumes and decreased average sales prices in all of our businesses, are both related to the continued downturn in the residential and commercial construction sectors, which have been disproportionately impacted by the decline in overall economic activity in the U.S. over the last two years.

Operating Costs. Operating costs decreased 21% and 28% for the three and nine month periods ended December 31, 2009, respectively, as compared to 2008. The decline in both the fiscal quarter and year to date costs is primarily due to the reduction in production volumes for all of our segments, caused by reduced demand in the residential and commercial construction markets. Additionally, the decline in the costs of certain critical operating supplies, such as natural gas, fiber and freight have contributed to lower operating costs in fiscal 2010 as compared to fiscal 2009. The declines in natural gas and freight costs positively impacted the earnings of our gypsum wallboard and paperboard segments, while the decline in fiber costs positively impacted the paperboard segment.

Operating Profits. Operating profit decreased 51% to $14.3 million for the quarter ended December 31, 2009, as compared to $29.4 million during the same period in 2008, primarily due to lower net revenues and average net sales prices as described above. Operating profits declined 21% to $69.4 million for the nine month period ended December 31, 2009, as compared to $87.6 million during the similar period in 2008, primarily due to lower revenues in fiscal 2010 as compared to fiscal 2009, partially offset by lower operating expenses during fiscal 2010.

Corporate General and Administrative. Corporate general and administrative expenses declined 38% and 13% for the three and nine month periods ended December 31, 2009, respectively, as compared to the similar period in 2008. These declines were due primarily to lower incentive compensation in both the three and nine month periods, due to lower expected earnings, and improved overhead efficiency. Corporate General and Administrative Expenses also declined during the fiscal third quarter of 2010 as compared to 2009 due to the vesting of RSU’s granted during August 2008, which became fully vested in August 2009.

Interest Expense, Net. Net interest expense decreased 26% and 29% during the three and nine month periods ended December 31, 2009, respectively. The decrease in expense is related primarily to our repurchase of $100 million in private placement debt during February 2009, resulting in lower average borrowings during fiscal 2010, as compared to fiscal 2009. Additionally, interest rates for our revolving line of credit and unrecognized tax benefits were lower during the three and nine month periods ended December 31, 2009 as compared to the rates during the similar periods in 2008.

Income Taxes. As of December 31, 2009 the estimated tax rate for fiscal 2010 was 28%, as compared to 30% for fiscal 2009. The expected tax rate for the full fiscal year is expected to be 28%, as compared to 30% for fiscal 2009. The decline is primarily due to the impact of percentage depletion on lower earnings.

Net Earnings and Diluted Earnings per Share. Pre-tax earnings for the quarter of $5.5 million decreased 67% from last year’s pre-tax earnings of $16.6 million; while pre-tax earnings of $40.2 million for the nine month period ended December 31, 2009 decreased 19% from last year’s pre-tax earnings of $49.7 million. Net earnings of $4.7 million and diluted earnings per share of $0.11 for the third quarter of fiscal 2010 both declined 58%, as compared to the third quarter of fiscal 2009. Net earnings of $28.8 million for the nine month period ended December 31, 2009 decreased 17%, as compared to the nine month period ended December 31, 2008, while diluted earnings per share of $0.65 for the current nine month period decreased 18% as compared to the same nine month period of the prior fiscal year.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2009	2008	Percentage	2009	2008	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Gypsum Wallboard	$45,374	$61,393	(26%)	$159,016	$217,374	(27%)
Cement (2)	53,413	71,411	(25%)	188,370	243,461	(23%)
Recycled Paperboard	21,024	25,864	(19%)	65,051	94,464	(31%)
Concrete and Aggregates	9,251	15,139	(39%)	37,991	55,416	(31%)
Other, net	110	106	4%	197	3,845	(95%)

Gross Revenues	$129,172	$173,913	(26%)	$450,625	$614,560	(27%)

Sales Volume
Gypsum Wallboard (MMSF)	388	453	(14%)	1,302	1,655	(21%)
Cement (M Tons) (2)	584	701	(17%)	2,026	2,366	(14%)
Recycled Paperboard (M Tons)	50	52	(4%)	158	186	(15%)
Concrete (M Yards)	95	144	(34%)	380	501	(24%)
Aggregates (M Tons)	468	735	(36%)	1,928	2,835	(32%)

Average Net Sales Prices (3)
Gypsum Wallboard	$89.00	$103.71	(14%)	$94.10	$96.28	(2%)
Cement (2)	84.01	95.00	(12%)	86.34	96.63	(11%)
Recycled Paperboard	415.62	494.11	(16%)	410.16	499.97	(18%)
Concrete	66.53	72.74	(9%)	67.75	73.47	(8%)
Aggregates	6.25	6.39	(2%)	6.36	6.56	(3%)

Operating Earnings
Gypsum Wallboard	$(2,287)	$2,800	(182%)	$2,453	$(3,928)	—
Cement (2)	13,391	22,011	(39%)	52,517	71,734	(27%)
Recycled Paperboard	3,216	4,038	(20%)	12,618	12,095	4%
Concrete and Aggregates	(98)	406	(124%)	1,692	3,881	(56%)
Other, net	110	106	4%	113	3,845	(97%)

Net Operating Earnings	$14,332	$29,361	(51%)	$69,393	$87,627	(21%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Gypsum Wallboard Operations. The decrease in revenues during the three and nine month periods ended December 31, 2009, as compared to the similar periods in 2008, is due primarily to the 14% and 21% decrease in sales volume, respectively. The decline in sales volume is primarily due to low demand for residential and commercial construction. Residential and commercial demand normally comprises approximately 70% of the demand for gypsum wallboard, and sharp declines in demand have reduced the consumption of gypsum wallboard by approximately 50% since its peak in 2006. In addition to the decline in sales volume for the third quarter of fiscal 2010, the average net sales price decreased 14% as compared to the third quarter of fiscal 2009. The nine month fiscal 2010 average net sales price also declined as compared to the fiscal 2009 nine month average, primarily due to the decline in average sales price over the last two fiscal quarters. Operating earnings for gypsum wallboard decreased during the quarter ended December 31, 2009 as compared to the similar quarter in 2008, but increased during the nine month period ended December 31, 2009 as compared to 2008. The decrease in operating earnings during the fiscal third quarter was primarily related to lower average net sales prices and net sales volumes, offset partially by reduced transportation costs. The increase in operating earnings for the nine month period ended December 31, 2009, as compared to the similar period in 2008, is due primarily to lower operating expenses, primarily natural gas, power and transportation, offset slightly by decreases in average net sales price and sales volume. In response to the decline in demand and industry utilization, we idled our Bernalillo wallboard facility during December 2009. Costs involved with the shut-down were not significant, and were expensed during the quarter ended December 31, 2009.

Cement Operations. Revenues decreased during the three and nine month periods ended December 31, 2009, as compared to the similar periods in 2008, primarily due to the lower sales volumes and lower average sales prices. Sales volumes decreased in all of our markets except Illinois where volumes increased slightly, but were more pronounced in the Mountain and Texas markets. The declines in the Mountain and Texas markets included both manufactured and purchased cement. Purchased cement sales declined to approximately 2,000 tons and 45,000 tons during the three and nine month periods ended December 31, 2009, respectively, as compared to approximately 110,000 tons and 411,000 tons during the three and nine month periods ended December 31, 2008, respectively. The decline in average sales prices during the three and nine month periods was consistent across all markets and was primarily due to the decline in demand in our markets. Operating earnings declined during the third quarter and year to date in fiscal 2010, as compared to the similar periods in fiscal 2009. These declines are due primarily to decreases in the sales volumes and average sales price. Operating expenses also declined for the nine month period in fiscal 2010. These declines were primarily due to declines in parts, supplies and outside services, fuel and electricity expenses. On a quarterly basis, operating expenses remained consistent between fiscal 2010 and 2009.

Recycled Paperboard Operations. Net revenues declined 19% and 31% during the three and nine month periods ended December 31, 2009 as compared to the similar periods in 2008, primarily due to the 16% and 18% decline in average net sales price and the 4% and 15% decline in average sales volume for the three and nine month periods, respectively. The decline in sales volume is primarily due to reduced residential and commercial construction, which has adversely impacted demand for gypsum paper, resulting in gypsum paper representing only 45% and 50% of total sales volume during the three and nine month periods ending December 31, 2009 as compared to 52% and 62% of total sales volume during the similar periods of fiscal 2009. The decrease in the proportion of the product mix represented by higher priced gypsum paper also had an adverse impact on the average selling price during the three and nine month periods ended December 31, 2009, as compared to December 31, 2008. For the three months ended December 31, 2009, operating earnings were down 20%, primarily due to the decrease in both pricing and volumes, as well as the change in sales mix. Operating expenses for the fiscal third quarter of 2010 were lower than operating expenses for the same quarter of 2009. During the fiscal third quarter, fiber costs increased, but were flat compared to the prior year’s third quarter, while natural gas and electricity costs were approximately 40% lower in fiscal 2010 than fiscal 2009. Operating earnings grew by 4% for the nine months ended December 31, 2009 as compared to 2008, primarily due to decreases in our primary operating expenses, namely fiber, natural gas, electricity and chemicals. On a per ton basis, operating costs decreased approximately 13% during the first half of fiscal 2010 as compared to fiscal 2009. The decline in natural gas is due primarily to higher than normal expense during fiscal 2009, while the decline in fiber expense during the last quarter of fiscal 2009 and the first quarter of fiscal 2010 was due primarily to the reduced demand for recycled fiber.

Concrete and Aggregates Operations. Decreases in sales volumes during the three and nine month periods of fiscal 2010, as compared to similar periods in fiscal 2009, was the primary reason for the decline in revenue for both concrete and aggregates. The decline in sales volumes negatively impacted the average net sales prices during these same periods, resulting in average net sales price declines for both concrete and aggregates, as compared to the similar periods ended December 31, 2008. The decrease in revenues and average net sales prices were the primary reason for the decline in operating earnings during the three and nine month periods ended December 31, 2009, as compared to the similar periods in 2008.

Other, net. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Included in Other, net during the nine month period ended December 31, 2008 is approximately $2.6 million related to a gain on the sale of rail cars by our gypsum wallboard division.

GENERAL OUTLOOK

Calendar 2009 has been a very difficult year economically in the United States, and particularly in the construction products businesses. Despite the passage of the American Recovery and Reinvestment Act of 2009 (the “Act”), there was little increase in infrastructure spending, and commercial and residential construction activity continued to decline. The portion of the Act related to infrastructure is expected to have more impact in calendar 2010 as more infrastructure projects are approved. Although we anticipate the administration will continue to address the current financial crisis throughout calendar 2010, there can be no assurance as to the actual impact that these legislative initiatives, or any other similar governmental programs, will have on our business, financial condition or results of operations.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, resulting in industry capacity utilization declining to approximately 50%. The reduction in capacity utilization continues to negatively impact gypsum wallboard pricing, which is expected to remain depressed throughout fiscal 2010. Wallboard consumption during calendar 2009, as reported by the Gypsum Association, decreased approximately 27% from consumption in calendar year 2008. We do not anticipate wallboard consumption to improve significantly during calendar 2010; however, we expect an increase in capacity utilization at our plants during fiscal 2011 due to the closing of the Bernalillo plant in December 2009.

We anticipate the decline in gypsum paper sales, both on a gross basis and as a percentage of our total paper sales, to continue throughout the remainder of fiscal 2010. In response to the expected decline in gypsum paper sales, we continue to seek opportunities for sales in new markets as well as supplying product to the containerboard market. The cost of two of our major operating expenses, electricity and natural gas, declined during the three and nine month periods of fiscal 2010, and due to the worldwide recession, we do not anticipate significant increases in these costs for the remainder of fiscal 2010. Fiber, another of our major operating costs, has experienced price increases throughout the first nine months of fiscal 2010, rebounding from the historical lows in the last two quarters of fiscal 2009. As the generation of Old Cardboard Containers (“OCC”) continues to decline in the slumping economy and the presence of export demand for OCC remains steady, the price of fiber is anticipated to continue to rise throughout the rest of fiscal 2010. We closely monitor the price and consumption of fiber, electricity and natural gas as these costs comprise a significant portion of our total production costs.

Cement demand in all U.S. regions continues to be impacted by decreasing residential housing construction, the softening commercial construction market and state government budget deficits, which will hinder cement consumption during the remainder of fiscal 2010. Cement consumption in the US declined approximately 26% in the first eleven months of calendar 2009 as compared to the first eleven months of calendar 2008. The U.S. cement industry continues to reduce imports of foreign cement with imports declining to approximately 8% of total consumption during the first eleven months of calendar 2009, as compared to approximately 12% of total consumption in the first eleven months of calendar 2008. We have also severely curtailed importing of cement, and do not anticipate increasing our imports meaningfully during the first half of calendar 2010. The United States government has included increased infrastructure spending as part of the stimulus package passed during the first quarter of calendar 2009; however, the effects of these expenditures are not anticipated to meaningfully impact the cement industry until later this year.

Similarly, we expect concrete and aggregate sales volumes to be depressed throughout the remainder of fiscal 2010 in both of our markets as both residential and infrastructure spending remain soft, and any impact from the stimulus bill most likely will not be realized until later this year.

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

Recent Accounting Pronouncements

Effective with the quarter ended December 31, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB will make all future changes to guidance in the Codification by issuing Accounting Standards Updates. The Codification also provides that rules and interpretive releases of the U. S. Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification does not create any new GAAP standards, but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. Therefore, we have updated all references to authoritative standards to be consistent with those set forth in the Codification. The adoption of ASC 105 had no impact on our consolidated financial position, results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2009	2008
	(dollars in thousands)

Net Cash Provided by Operating Activities	$81,699	$62,063
Investing Activities:
Capital Expenditures	(12,201)	(12,846)
Proceeds from Sale of Property, Plant and Equipment	—	3,996

Net Cash Used in Investing Activities	(12,201)	(8,850)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	1,766	603
Increase (Decrease) in Notes Payable	(55,000)	—
Dividends Paid	(13,090)	(26,087)
Proceeds from Stock Option Exercises	1,470	1,135

Net Cash Used in Financing Activities	(64,854)	(24,349)

Net Increase in Cash	$4,644	$28,864

Cash flow from operating activities increased by $19.6 million during the nine month period ended December 31, 2009, as compared to the similar period in 2008, primarily due to increases in cash flows from changes in operating assets and liabilities, partially offset by decreases in net earnings and earnings of our unconsolidated joint venture. The positive change in assets and liabilities was due primarily to reduction in our inventory of $7.5 million during the nine month period ended December 31, 2009, as compared to an increase in inventory of $3.5 million during the same period in 2008. Additionally, accounts payable and accrued expenses decreased by $5.8 million, as compared to a decrease of $25.7 million during the same period in 2008.

Net cash used in investing activities increased to $12.2 million during the first nine months of fiscal 2010, as compared to $8.9 million during the first nine months of fiscal 2009. Capital expenditures were relatively flat over the two periods; however, railcar sales in the nine month period of fiscal 2009 generated $4.0 million of cash flow.

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

Net cash used in financing activities was $64.9 million during the nine month period ended December 31, 2009, as compared to $24.3 million during the nine month period ended December 31, 2008. The increase in cash used in financing activities is primarily due to the repayment of $55 million in debt, which decreased our total debt from $355.0 million at March 31, 2009 to $300.0 million at December 31, 2009. This decrease in debt was partially offset by a decrease in dividends paid, due to a reduction in the dividend rate during the fourth quarter of fiscal 2009. Our debt-to-capitalization ratio was 40.0% at December 31, 2009, as compared to 45.3% at March 31, 2009 and our net-debt-to-capitalization ratio was 38.2% at December 31, 2009, as compared to 44.1% at March 31, 2009.

Working capital decreased to $106.4 million at December 31, 2009, compared to $111.0 million at March 31, 2009, primarily due to decreased inventory and accounts receivable, offset slightly by increased cash. We do not have any material contractual obligations related to long-term capital projects at December 31, 2009. We were in compliance at December 31, 2009 with all the terms and covenants of our credit agreements and other debt instruments.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was performed at the end of the third quarter and was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at that time. We will continue to assess the potential impairment quarterly during fiscal year 2010, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Debt Financing Activities.

Bank Credit Facility -

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of nine months at the option of the Company. Under the Bank Credit Facility, we are required to adhere to certain financial and other covenants, including covenants relating to the Company’s interest coverage ratio and consolidated funded indebtedness ratio. At December 31, 2009, the Company had $343.0 million of borrowings available under the Bank Credit Facility.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our consolidated funded indebtedness ratio, our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility.

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

We do not have any off balance sheet debt, except for approximately $12 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At December 31, 2009, we had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $8.7 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Bank Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Bank Credit Facility and the Note Purchase Agreements, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

Cash used for Share Repurchases.

We did not repurchase any of our shares during the nine month period ended December 31, 2009. As of December 31, 2009, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid in the nine months ended December 31, 2009 and 2008 were $13.1 million and $26.1 million, respectively. We reduced our annual dividend from $0.80 per share to $0.40 per share beginning with the February 2009 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2009	2008
	(dollars in thousands)

Land and Quarries	$5,749	$296
Plants	4,974	9,626
Buildings, Machinery and Equipment	1,478	2,924

Total Capital Expenditures	$12,201	$12,846

For fiscal 2010, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our Bank Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. There were no outstanding borrowings under the Bank Credit Facility at December 31, 2009. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures

An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1a.	Risk Factors

We are affected by the level of demand in the construction industry, which is currently experiencing a significant downturn.

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction and commercial construction has impacted, and will likely continue to adversely impact, our wallboard business. The residential construction industry is currently undergoing a significant downturn. The effects of this downturn have been exacerbated by market disruptions resulting from the subprime mortgage crisis, which began in the second half of 2007, and the ensuing financial crisis affecting the banking system and financial markets, which became evident in the third quarter of 2008. A similar downturn has occurred in commercial construction as well, beginning in 2008. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or continued weakening of commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

The current difficult economic environment has caused a contraction in the availability, and increased the cost of, credit in the marketplace. This could potentially reduce the sources of liquidity for the Company and our customers.

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

Furthermore, the EPA recently adopted regulations that include extensive greenhouse gas monitoring and reporting requirements applicable to our industries. The EPA has also recently announced findings that greenhouse gases in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to greenhouse gases in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and our ability to obtain air permits for new or modified facilities.

During 2009, the EPA also issued a proposed rule amendment to the National Emissions Standards for Hazardous Air Pollutants, or NESHAP, that would significantly reduce the permitted levels of emissions of certain air pollutants from Portland cement kilns. The NESHAP amendment would set limits on mercury emissions from existing Portland cement kilns and would increase the stringency of emission limits for new kilns. The NESHAP amendment would also set emission limits for total hydrocarbons, particulate matter and sulfur dioxide from cement kilns of all sizes and would reduce hydrochloric acid emissions from kilns that are large emitters. The NESHAP amendment, if adopted as proposed, would take full effect no earlier than 2013, and could materially increase our cost of production.

The EPA has also stated that it is developing regulations to address the storage and disposal of coal combustion products, which includes fly ash and flue gas desulfurization gypsum (synthetic gypsum). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. The EPA has not yet proposed any rule and any proposed rule must go through a public comment period before becoming final. Consequently, at this time, it is not possible to accurately estimate how any proposed rule regulating coal combustion products, if implemented, would impact our business. However, any regulation governing the storage and disposal of coal combustion products, if adopted, could have a material adverse effect on our business, financial condition and results of operations depending on how any such regulation impacts our costs or the demand for our products.

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

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control. Any or all of the forward-looking statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, changes in facts and circumstances or the effects of known risks and uncertainties. Many of the risks and uncertainties mentioned in this report or other reports filed by us with the SEC, including those discussed in the risk factor section of this report, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.

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

EAGLE MATERIALS INC.
Registrant

February 8, 2010	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

February 8, 2010	/s/ D. CRAIG KESLER
D. Craig Kesler
Executive Vice President – Finance and
Administration and Chief Financial Officer
(principal financial officer)

February 8, 2010	/s/ WILLIAM R. DEVLIN
William R. Devlin
Senior Vice President – Controller and
Chief Accounting Officer
(principal accounting officer)