Form 10-K
period 2010-03-31
EAGLE MATERIALS INC
filed 2010-05-28
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2010

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

☒	Large accelerated filer		☐	Accelerated filer

☐	Non-accelerated filer	(Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2009 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $1.067 billion.

As of May 21, 2010, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	43,881,188

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 5, 2010 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) was founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”), and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax free distribution of its shares in EXP to its shareholders (the “Spin-off”). Since the date of the Spin-off, we have no longer been affiliated with Centex. Our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement in four regional markets, including northern Nevada and California, the greater Chicago area, the Rocky Mountain region and central Texas. Our gypsum wallboard business is supported by our recycled paperboard business, while our cement business is supported by our concrete and aggregates business. At March 31, 2010, we operated four gypsum wallboard plants (five board lines), four cement plants (six kilns, one of which belongs to our joint venture company), one recycled paperboard plant, nine concrete batching plants and two aggregates facilities. We have one gypsum wallboard plant, with one board line, which was temporarily idled beginning in December 2009.

Our products are commodities that are essential in the construction and renovation of houses, roads, bridges, commercial and industrial buildings and other, newer generation structures like wind farms. Demand for these products is generally cyclical, depending on economic and other geographic factors. Our operations are geographically diverse, which subject us to the economic conditions in each such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our gypsum wallboard and paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the northeast, and therefore are more impacted by national downturns. The markets of our cement companies are more regional due to the low value-to-weight ratio of cement, which generally limits shipments to a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are primarily local businesses that serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely than gypsum wallboard because local and regional markets and economies may be more sensitive to changes than the national market, as well as increased seasonal impact due to adverse weather.

While each of our segments has been impacted by the economic downturn, the impact has been different for each segment. Gypsum wallboard, which is a national business, has been negatively impacted by the decrease in new home starts throughout the United States, as well as the decline in commercial construction. Utilization of our gypsum wallboard manufacturing facilities, including our idled Bernalillo plant, declined to approximately 50% during fiscal year 2010, which also adversely impacted our recycled paperboard business. Recycled paperboard division earnings declined due to the decrease in sales of higher margin gypsum paper; however, the impact of the decrease in gypsum paper sales was partially offset by efficiency improvements that reduced the amount of natural gas and fiber used in the production process. While we expect the residential housing market to improve slightly in fiscal 2011, we do not expect this improvement to materially increase industry utilization.

Nationally, cement consumption in the United States declined to 77.8 million short tons in calendar 2009 as compared to 106.4 million short tons in calendar 2008, while imports declined to 10% of total cement consumption in calendar 2009 as compared to 12% in calendar 2008. The American Recovery and Reinvestment Act, a stimulus package passed by the United States Congress in February 2009, is expected to provide an increase in demand for cement during calendar 2010, as many of the projects undertaken in response to the law are expected to be engineered, designed, approved and funded.

Our goal, through relentless and disciplined continuous improvement, is to be the lowest cost producer in each of the markets in which we compete. As such, we will continue to focus on reducing costs and improving our operations, recognizing that being the lowest cost producer is a key to our success. We will also continue to focus on expansion through acquisition or expansion of existing facilities that provide an appropriate return on investment and increased profitability for our shareholders.

INDUSTRY SEGMENT INFORMATION

While our businesses are separated into four segments, these four segments are generally related to two businesses, and therefore the segments are discussed as follows: Gypsum Wallboard and Recycled Paperboard, and Cement and Concrete and Aggregates. A description of these business segments can be found on pages 2-12.

We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Revenues from external customers, operating earnings, identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (E) of the Notes to the Consolidated Financial Statements on pages 49-52.

GYPSUM WALLBOARD AND RECYCLED PAPERBOARD OPERATIONS

Company Operations

Gypsum Wallboard. We currently own five gypsum wallboard manufacturing facilities, comprising six board lines; however, we temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to low demand. We expect to re-open this facility when business conditions improve. There are four primary steps in the gypsum wallboard manufacturing process: (1) gypsum is mined and extracted from the ground (or, in the case of synthetic gypsum, received from a power generation company); (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial structures.

The following table sets forth certain information regarding our plants:

Location	Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Rock Reserves (years)(2)		Estimated Gypsum Reserves (million tons)
Albuquerque, New Mexico	450	50+	(3)(4)	37	(3)
Bernalillo, New Mexico(8)	525	50+	(3)(4)	37	(3)
Gypsum, Colorado	725	24	(5)	16
Duke, Oklahoma	1,300	20	(5)(6)	17
Georgetown, South Carolina	750	58	(7)	-	(7)

Total	3,750

(1)	Million Square Feet (“MMSF”), subject to anticipated product mix.
(2)	At 100% capacity utilization.
(3)	The same reserves serve both New Mexico plants.
(4)	Includes mining claims and leased reserves.
(5)	Includes both owned and leased reserves.
(6)	We anticipate that additional reserves would be available on satisfactory terms, if required.
(7)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum.
(8)	This plant was temporarily idled beginning in December 2009.

Our gypsum wallboard production totaled 1,732 MMSF in fiscal 2010 and 2,149 MMSF in fiscal 2009. Total gypsum wallboard sales were 1,750 MMSF in fiscal 2010 and 2,102 MMSF in fiscal 2009. Total wallboard production as a percentage of current rated capacity was approximately 50% in fiscal 2010 and 60% in fiscal 2009. Our operating rates were consistent with industry average capacity utilization in both fiscal 2010 and fiscal 2009.

Recycled Paperboard. Our recycled paperboard manufacturing operation, which we refer to as Republic Paperboard Company (“Republic”), was acquired in November 2000 and is located in Lawton, Oklahoma. Our paperboard operation has a highly technologically advanced paper machine designed primarily for gypsum liner production. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture alternative products, including containerboard grades (such as linerboard and medium) and lightweight packaging grades (such as bag liner). In addition, recycled industrial paperboard grades (tube/core stock and protective angle board) are produced to maximize manufacturing efficiencies.

Our paper machine allows the paperboard operation to manufacture high-strength gypsum liner that is approximately 10-15% lighter in basis weight than generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, absorbs less moisture during the gypsum wallboard manufacturing process resulting in reduced drying time and energy (natural gas) usage. The low-basis weight paper also reduces the overall finished board weight, providing wallboard operations with more competitive transportation costs – both the inbound and outbound segments.

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We also use synthetic gypsum at our Georgetown, South Carolina plant that we obtain through a supply agreement with Santee Cooper, a South Carolina utility company. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. We also hold mineral rights on an additional 108 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 14 million tons of gypsum in the area of Duke, Oklahoma, with an additional 3 million tons controlled through a lease agreement. All of the gypsum reserves are deemed to be probable under the definition provided by Industry Guide 7. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the third year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for our synthetic gypsum. Based on the size of the power plant, it is anticipated that the power plant will produce adequate gypsum for the foreseeable future to satisfy our operating needs. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by four gas producers under gas supply agreements expiring in March 2011 for Colorado, and New Mexico and May 2011 for Oklahoma and South Carolina. If the agreements are not renewed, we expect to be able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represent approximately 15% of our production costs.

Recycled Paperboard. The principal raw materials are recycled paper fiber (recovered waste paper), water and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers such as news blank and unprinted papers) is used in the facing paper to produce a white product with customer-desired properties.

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a 600 mile radius of the paper mill. The majority of the recycled fiber purchased is delivered via truck, with occasional limited amounts received by rail. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal year 2011 is for waste paper prices to increase, on average, over the wastepaper prices in fiscal 2010, especially during the first six months of fiscal 2011. Current customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices.

The chemicals used in the paper making operation, including size, retention aids, dry strengths additives, biocides and bacteria controls, are readily available from several manufacturers at competitive prices. We are under a contractual agreement with our current supplier through June 2010.

The manufacture of recycled paperboard involves the use of large volumes of water in the production process. The mill uses water provided under an agreement with the City of Lawton, Oklahoma municipal services. Electricity, natural gas and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions. In the event that a natural gas curtailment or unfavorable pricing condition should occur, the Lawton mill is equipped to use fuel oil as an alternative fuel in the No.1 boiler.

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2010, natural gas pricing was relatively flat with only small increases resulting from increased transportation costs. If natural gas prices were to increase, they would negatively impact fiscal 2011 production costs and operating earnings. The paper mill is subject to an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which impacts our electricity rates.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 37%, 52%, 10% and 1%, respectively, of calendar 2009 industry sales. The gypsum wallboard industry remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Also, demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers with multiple shipping locations accounted for approximately 20% of our total gypsum wallboard sales during fiscal 2010. The loss of these customers could have a material adverse effect on the financial results of the gypsum wallboard segment.

Although gypsum wallboard is distributed principally in regional areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 140 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in Albuquerque, New Mexico and two reload yards in California. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts. During fiscal 2010, less than 5% of our sales volume of gypsum wallboard was transported by rail. Equipment availability for both rail and truck shipments is expected to remain consistent during fiscal 2010.

There are eight manufacturers of gypsum wallboard in the U.S. operating a total of approximately 65 plants. We estimate that the three largest producers - USG Corporation, National Gypsum Company and Koch Industries - account for approximately 60% of gypsum wallboard sales in the U.S. Due to the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand. Product quality and customer service are also important to the customer.

Currently, wallboard production capacity in the United States is estimated at approximately 35 billion square feet per year, which is consistent with production capacity in 2005. Since 2005, approximately 6 billion feet of new manufacturing capacity has been added to the market, which has been offset by the closing of older production facilities. No new capacity is expected to be added during calendar year 2010. The Gypsum Association, an industry trade group, estimates that total calendar 2009 gypsum wallboard shipments by U.S. manufacturers were approximately 18.1 billion square feet, resulting in average industry capacity utilization in calendar 2009 of approximately 50%.

Recycled Paperboard. Our manufactured recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2010, approximately 34% of the recycled paperboard sold by the paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 15% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to containerboard and other manufacturers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain’s North American operations conduct business under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Environmental Matters

Gypsum Wallboard. The gypsum wallboard industry is subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our gypsum wallboard operations is the subject of any local, state or federal environmental proceedings or inquiries. We do not, and have not, used asbestos in any of our gypsum wallboard products.

The Environmental Protection Agency (“EPA”) recently released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”) (the subtitle that regulates hazardous waste). However, under this proposal, beneficial use of coal combustion products, including synthetic gypsum used in the manufacture of wallboard, would continue to be exempt from Subtitle C of RCRA under the Bevill Amendment and not warrant federal regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. Because the EPA’s proposals must go through a public comment period before becoming final, it is not possible to accurately estimate how any final rule would impact our business or which regulation will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations depending on how any such regulation affects our costs or the demand for our products.

Our gypsum wallboard manufacturing process combusts a significant amount of fuel, especially natural gas, and our operations could therefore be subject to future regulation of greenhouse gas (“GHG”) emissions. For a more detailed discussion of this issue, see the “Environmental Matters” section of our cement business description on pages 10-12.

Although our gypsum wallboard operations could be adversely affected by federal, regional or state climate change initiatives, at this time, it is not possible to accurately estimate how future laws or regulations addressing GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes or emission limitations or reductions could have a significant impact on the gypsum wallboard manufacturing industry and a material adverse effect on the financial results of our operations.

Recycled Paperboard. Prior to November 2000, our now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated into the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, new environmental conditions were uncovered that appear to stem from underground storage tank use on the mill site. The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement with the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”) to respond to those conditions that appear to stem from historic underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The former owner and we have each approved and submitted to the Colorado Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Colorado Oil Division in calendar 2002. All remediation has been completed, and we are awaiting final approval by the State of Colorado.

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. We had no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2010, and we do not expect any material capital expenditures during fiscal 2011.

CEMENT, CONCRETE AND AGGREGATES OPERATIONS

Company Operations

Cement. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The LaSalle, Illinois, Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name of Illinois Cement Company; the Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant under the name of Nevada Cement Company.

Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and at present approximately 85% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

Location	Rated Annual Clinker Capacity (M short tons)(1)	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (Years)
Buda, TX(2)	1,300	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	50+	(5)
LaSalle, IL	1,000	Dry – 5 Stage Preheater/ Pre-calciner	1	2006	34	(5)
Laramie, WY	650	Dry – 2 Stage Preheater Dry – Long Dry Kiln	1 1	1988 1996	50+	(6)
Fernley, NV	505	Dry – Long Dry Kiln Dry – 1 Stage Preheater	1 1	1964 1969	50+	(6)

Total–Gross(3)	3,455

Total–Net(3)(4)	2,805

(1)	One short ton equals 2,000 pounds.
(2)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.
(4)	Net of partner’s 50% interest in the Buda, Texas plant.
(5)	Owned reserves.
(6)	Includes both owned and leased reserves.

Our net cement production, including our 50% share of the cement Joint Venture production, totaled 2.4 million tons in fiscal 2010 and 2.3 million tons fiscal 2009. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 2.4 million tons in fiscal 2010 and 2.9 million tons in fiscal 2009. Historically we have supplemented our production with imported and purchased cement from others to be resold; however, due to lower demand we have significantly reduced the amount of imported or purchased cement from 16% of our total sales in fiscal 2009 to 2% of total sales in fiscal 2010. Texas Lehigh Cement Company, our 50% joint venture, owns a minority interest in an import terminal in Houston, Texas. Texas Lehigh can purchase up to 495,000 short tons annually from the cement terminal.

Cement production is capital-intensive and involves high initial fixed costs. We previously announced plans to modernize and expand our Nevada Cement and Mountain Cement facilities, which are our oldest and least efficient plants. Due to the current conditions in the Nevada market, we do not expect to begin significant construction activity on this plant during the remainder of 2010. Once significant construction begins, we expect it will take between 18 and 24 months to complete. With respect to Mountain Cement, as a result of improved operational efficiencies and reduced costs realized at this plant, we have been able to achieve a significant portion of the cost savings associated with the proposed modernization project, and as a result, we withdrew our permit application and no longer plan to expand this plant.

Concrete and Aggregates. Readymix concrete is a versatile, low-cost building material used in almost all construction. The production of readymix concrete involves the mixing of cement, sand, gravel, or crushed stone and water to form concrete, which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to the customer’s job site in mixer trucks.

The construction aggregates business consists of the mining, extraction, production and sale of crushed stone, sand, gravel and lightweight aggregates such as expanded clays and shales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of readymix concrete and asphaltic mixes used in highway construction and maintenance.

We produce and distribute readymix concrete from company-owned sites north of Sacramento, California and in Austin, Texas. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	42
Austin, Texas	6	83

Total	9	125

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

Our total net aggregate sales were 2.3 million tons in fiscal 2010 and 3.5 million tons in fiscal 2009. Total aggregates production was 2.7 million tons for fiscal 2010 and 3.4 million for fiscal 2009. A portion of our total aggregates production is used internally by our readymix concrete operations, both in Texas and California.

Raw Materials and Fuel Supplies

Cement. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries that we own or lease and are located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for at least 30 years. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or purchased from outside suppliers. All of the gypsum reserves are deemed to be probable under the definition provided by Industry Guide 7.

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas as an alternative. The cost of delivered coal and petroleum coke rose in fiscal 2010 as compared to fiscal 2009. We have not used hazardous waste-derived fuels in any of our plants. Though our plants in LaSalle, Illinois and Buda, Texas are permitted to burn scrap tires as a substitute fuel, very little was burned during fiscal 2010. Electric power is also a major cost component in our manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our manufactured cement facilities approximately 100% and 42% of the cement requirements for our Austin and northern California concrete operations, respectively. We supply approximately 28% and 85%, respectively, of our aggregates requirements for our Austin and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple sources in each of these areas.

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

Sales and Distribution

Cement. The principal sources of demand for cement is infrastructure, commercial construction and residential construction, with public works contracts comprising over 50% of total demand. Cement consumption has steadily declined since its peak in 2005, with a decline of 27% during calendar 2009 from calendar 2008. This decline is due to the general condition of the economy as well as the poor condition of the state budgets. Additionally, demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.

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

Cement is distributed directly to our customers mostly through customer pickups or by common carriers from plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals, and no single customer accounted for 10% or more of our cement segment sales during fiscal 2010. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

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

Cement imports into the U.S. occur primarily to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports or transported on the Mississippi River system near major population centers to take advantage of lower waterborne freight costs versus higher truck and rail transportation costs that U.S. based manufacturers incur to deliver into the same areas.

The Portland Cement Association estimates that imports represented approximately 10% of cement used in the U.S. during calendar 2009 as compared with approximately 12% in 2008 and 21% in 2007. Based on the normal distribution of cement into the market, we believe that approximately 5% of the total consumption will consistently be served by imported cement.

Concrete and Aggregates. Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s selling area. Our batch plants in Austin and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants by company-owned trucks.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% of our segment revenues during fiscal 2010. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in each local area. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can profitably sell their products only in areas within 50 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregates production facilities and zoning of land to permit mining and extraction of aggregates.

Environmental Matters

Cement. Our cement operations are subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal CERCLA (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we have obtained all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our sites are listed as a CERCLA “Superfund” site.

Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal EPA has been evaluating the regulatory status of CKD under RCRA for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. In May 2008, the EPA indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards; however, as of May 2010 the EPA has reported that it continues to consider comments received and is uncertain when its proposal will be finalized.

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

A third industry environmental issue involves the potential regulation of our emission of GHG, including carbon dioxide. The consequences of GHG emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures, and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.

Legislative and regulatory measures to address emissions of GHGs are in various phases of discussions or implementation at the national, regional and state levels. On the federal level, legislation imposing restrictions on GHGs is under active consideration. Proposed legislation has passed the U.S. House of Representatives and legislation is pending in the U.S. Senate. Among other things, the bills would establish a cap on emissions of GHGs from certain industries in the United States, including cement manufacturing beginning in 2013. The bills would require these capped sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.

In addition, the EPA is taking steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. This rule, according to EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggers New Source Review (“NSR”) requirements for non-GHG emissions will also trigger NSR for GHG if our proposed GHG emissions exceed 75,000 tons per year. This would require the installation of controls on those GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants (or constructing a new plant) that results in an increase of our GHG emissions in excess of 100,000 tons per year will require NSR and the implementation of control requirements even if NSR is not triggered for any other pollutant. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

Several states have also taken measures to reduce emissions of greenhouse gases, primarily through the planned development of GHG inventories or registries or regional GHG “cap and trade” programs. For example, California Governor Arnold Schwarzenegger signed AB 32 into law in late 2006, calling for a cap on GHG emissions throughout California and a statewide reduction to 1990 levels by 2020. In December 2008, the California Air Resource Board approved a plan for implementing AB 32. The plan contemplates a cap-and-trade program, beginning in 2012. Many states have also joined together to form regional initiatives, which include the Regional Greenhouse Gas Initiative in the northeast, the Western Regional Climate Action Initiative and the Midwestern Greenhouse Gas Accord.

It is not possible at this time to predict how legislation that may be enacted or regulations that may be adopted to address GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

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

Concrete and Aggregates. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. None of our concrete or aggregates operations are presently the subject of any material local, state or federal environmental proceeding or inquiries.

Capital Expenditures

Cement. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $0.2 million during fiscal 2010 and expect to spend an additional $0.9 million during fiscal 2011.

EMPLOYEES

As of March 31, 2010, we had approximately 1,350 employees, of which 350 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

The current difficult economic environment has caused a contraction in the availability, and increased the cost, of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company and our customers.

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

Legislative and regulatory measures to address emissions of GHGs are in various phases of discussions or implementation at the international, national, regional and state levels. On the federal level, legislation imposing restrictions on GHGs is under active consideration. Proposed legislation has passed the U.S. House of Representatives and legislation is pending in the U.S. Senate. Among other things, the bills would establish a cap on emissions of GHGs from certain industries in the United States, including cement manufacturing beginning in 2013. The bills would require these capped sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.

In addition, the EPA is taking steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. This rule, according to EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggers New Source Review (“NSR”) requirements for non-GHG emissions will also trigger NSR for GHG if our proposed GHG emissions exceed 75,000 tons per year. This would require the installation of controls on those GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants (or constructing a new plant) that results in an increase of our GHG emissions in excess of 100,000 tons per year will require NSR and the implementation of control requirements even if NSR is not triggered for any other pollutant. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

The potential consequences of GHG emission reduction measures for our operations are potentially significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas.

At this time, it is not possible to accurately estimate how laws or regulations addressing GHG emissions would impact our business. Any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and the gypsum wallboard manufacturing industry and a material adverse effect on us and our results of operations.

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

The EPA recently released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”), which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. Because the EPA’s proposed regulations must go through a public comment period before becoming final, it is not possible to accurately predict which of the two proposals set forth in the proposed regulations will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

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

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing greenhouse gas emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future. See “Item 1. Business – Environmental Matters” for more information on our regulatory and environmental matters.

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

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including the severity and duration of the current industry downturn and changes in general business and economic conditions, may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under those agreements. This may allow the lenders under those agreements to declare all amounts outstanding thereunder to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

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

Pension assets and costs associated with employee benefit plans generally are affected by economic and market conditions.

The current economic environment could negatively impact the fair value of pension assets, which could increase future funding requirements to our pension trusts. More generally, our costs are significantly affected by expenses related to our employee benefit plans. The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. Economic and market factors and conditions could affect any of these assumptions and may affect our estimated and actual employee benefit plan costs and our results of operations.

Inflation and increases in interest rates could adversely affect our business and demand for our products, which would have an adverse effect on our results of operations.

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity by impacting the cost of borrowed funds to builders. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our credit facilities. Inflation can result in higher interest rates. With inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its direct and indirect adverse impact on our business and results of operations.

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

We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located near Austin, Texas and Marysville, California. In addition, we operate gypsum wallboard plants in Albuquerque, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. None of our facilities are pledged as security for any debts. We also have a gypsum wallboard plant in Bernalillo, New Mexico that we temporarily idled beginning in December 2009. We expect to re-open this facility when business conditions improve. See “Item 1. Business” on pages 1-12 of this Report for additional information relating to the Company’s properties.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. Efforts at Appeals, most recently IRS Post Appeals Mediation on March 3, 2010, have been unsuccessful in resolving the case. We expect to receive a statutory notice of deficiency (a 90 day letter) from the IRS for all of the fiscal years ended March 31, 2001 through 2006 in the near future. We intend to resort to the courts for a final determination. See Note (G) of the Notes to the Consolidated Financial Statements for more information.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDENDS

As of May 21, 2010, there were approximately 2,400 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2010			Fiscal Year Ended March 31, 2009
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$29.00	$22.32	$0.10	$37.86	$25.33	$0.20
September 30	$29.73	$22.72	$0.10	$30.74	$20.72	$0.20
December 31	$29.75	$25.00	$0.10	$21.68	$14.41	$0.10
March 31	$26.85	$22.18	$0.10	$24.90	$16.79	$0.10

The “Dividends” section of Item 7 “Management’s Discussion and Analysis of Financial Condition” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2010. We repurchased 4,778,500 shares of Common Stock at a cost of $176.9 million during the fiscal year ended March 31, 2008. We did not repurchase any shares during the fiscal years ended March 31, 2010 and 2009.

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

During fiscal 2010, we reacquired shares of stock from an employee upon the vesting of restricted stock units that were granted under our Incentive Plan. These shares were surrendered by the employee and reacquired by us to satisfy the employee’s minimum statutory tax withholding, which is required on restricted stock units once they become vested and payable and the surrendered shares are shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2010	—	$—	—
February 1 through February 28, 2010	—	—	—
March 1 through March 31, 2010	4,149	28.815	—

Quarter 4 Totals	4,149	$28.815	—	717,300

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 2000 index, the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was 100 on March 31, 2005 and tracks it through March 31, 2010. We have included the Russell 1000 Index as a comparison during the current year as we are now one of the companies comprising the index.

*	$100 invested on March 31, 2005 in stock or index, including reinvestment of dividends.

	2005	2006	2007	2008	2009	2010
Eagle Materials Inc.	100.00	238.96	170.25	138.46	96.98	107.82
Russell 2000	100.00	125.85	133.28	115.95	72.47	117.95
Russell 1000	100.00	113.20	126.59	119.75	73.93	112.08
Dow Jones US Building Materials & Fixtures	100.00	122.44	129.02	107.66	59.65	94.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2010	2009	2008	2007	2006
Net Revenues	$467,905	$598,580	$748,023	$917,854	$857,423
Earnings Before Income Taxes	39,297	62,183	144,384	304,288	241,066
Net Earnings	28,950	41,764	97,768	202,664	160,984
Diluted Earnings Per Share	0.66	0.95	2.12	4.07	3.02
Cash Dividends Per Share	0.40	0.60	0.80	0.70	0.40
Total Assets	1,013,776	1,066,668	1,117,721	971,410	888,916
Total Debt	303,000	355,000	400,000	200,000	200,000
Stockholders’ Equity	445,362	427,827	405,687	546,046	464,738
Book Value Per Share At Year End	$10.16	$9.81	$9.34	$11.40	$9.24
Average Diluted Shares Outstanding	44,038	43,879	46,145	49,787	53,330

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

We conduct one of our cement operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas (the “Joint Venture”). We own a 50% interest in the joint venture and accounts for its interest under the equity method of accounting. However, for purposes of the Cement segment information presented, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is the way management organizes the segments within the Company for making operating decisions and assessing performance. See Note (E) of the Notes to the Consolidated Financial Statements for additional segment information.

RESULTS OF OPERATIONS

Fiscal Year 2010 Compared to Fiscal Year 2009

	For the Years Ended March 31,
	2010	2009
	(in thousands, except per share)		Change
Revenues (1)	$574,932	$751,326	(23%)
Operating Costs (1)	(501,450)	(646,924)	(22%)
Other Income, net	3,161	3,602	(12%)

Operating Earnings	76,643	108,004	(29%)
Corporate General and Administrative	(15,886)	(16,901)	(6%)
Interest Expense, net	(21,460)	(28,920)	(26%)

Earnings Before Income Taxes	39,297	62,183	(37%)
Income Taxes	(10,347)	(20,419)	(49%)

Net Earnings	$28,950	$41,764	(31%)

Diluted Earnings per Share	$0.66	$0.95	(31%)

(1)	Includes intersegment revenues and our proportionate share of our Joint Venture. See Footnote (E) to the Consolidated Financial Statements for more information.

Revenues. Consolidated revenues for fiscal 2010 decreased 23% from fiscal 2009. The decrease is primarily due to lower sales volumes and average sales prices in all four of our operating segments. The decline in sales volumes and average sales prices was due primarily to the continued depressed levels of demand in the residential and commercial sectors, which continued to be adversely impacted by the decline in the overall economic environment in the United States.

Operating Costs. Operating costs decreased during fiscal 2010, as compared to 2009, principally due to lower production in our gypsum wallboard and cement divisions. Additionally, certain operating costs declined, both in total as well as on a per unit basis, namely fiber and electricity in our recycled paperboard division, natural gas in our recycled paperboard and gypsum wallboard divisions, and transportation in our gypsum wallboard division.

Other Income, net. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Net other income totaled $3.2 million for fiscal 2010 as compared to $3.6 million for fiscal 2009. The majority of our other income during fiscal 2010 relates to the gain on the sale of land of approximately $2.5 million, while other income during fiscal 2009 is due primarily to the $2.6 million gain on sale of railcars, both by our gypsum wallboard division.

Operating Earnings. Operating profit declined by 29% during fiscal 2010, as compared to fiscal 2009, primarily due to lower net revenues, as described above. The decline in net revenues was offset partially by the reduction in operating expenses.

Corporate General and Administrative. Corporate general and administrative expenses for fiscal 2010 declined to $15.9 million from $16.9 million in fiscal 2009. The decrease in corporate general and administrative expense in fiscal 2010, as compared to fiscal 2009, was primarily the result of decreased incentive compensation and benefits costs due to lower operating earnings, decreased stock compensation expense and improved overhead efficiency. The decrease in stock compensation expense is due to the expensing of stock options granted in August 2008 over a seven month period ended March 31, 2009.

Interest Expense, Net. Net interest expense of $21.5 million for fiscal 2010 decreased from the $28.9 million incurred in fiscal 2009. The decrease in net interest expense is related to decreased borrowings during the period, primarily in connection with early repayment of $100 million of private placement debt in February 2009, and lower rates on both our Bank Credit Facility and unrecognized tax benefit throughout the year.

Income Taxes. The effective tax rate declined to 26.3% for fiscal 2010 from an effective tax rate of 32.8% during fiscal 2009. The decline is due primarily to the larger impact of percentage depletion and lower state income taxes on lower earnings during fiscal 2010 as compared to fiscal 2009.

Net Earnings and Diluted Earnings per Share. As a result of the foregoing, pre-tax earnings of $39.3 million in fiscal 2010 were 37% below fiscal 2009 pre-tax earnings of $62.2 million. Fiscal 2010 net earnings of $29.0 million decreased 31% from net earnings of $41.8 million in fiscal 2009. Diluted earnings per share in fiscal 2010 of $0.66 were 31% lower than the $0.95 for fiscal 2009.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2010	2009	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Gypsum Wallboard	$210,671	$279,306	(25%)
Cement (2)	228,475	289,436	(21%)
Recycled Paperboard	90,164	116,337	(22%)
Concrete and Aggregates	45,622	66,247	(31%)

Gross Revenues	$574,932	$751,326	(23%)

Sales Volume
Gypsum Wallboard (MMSF)	1,750	2,102	(17%)
Cement (M Tons) (2)	2,467	2,825	(13%)
Recycled Paperboard (M Tons)	215	232	(7%)
Concrete (M Yards)	461	611	(25%)
Aggregates (M Tons)	2,318	3,281	(29%)

Average Net Sales Prices (3)
Gypsum Wallboard	$92.10	$99.17	(7%)
Cement (2)	85.59	96.03	(11%)
Recycled Paperboard	417.28	492.27	(15%)
Concrete	67.23	73.14	(8%)
Aggregates	6.29	6.57	(4%)

Operating Earnings
Gypsum Wallboard	$1,383	$1,190	16%
Cement (2)	55,459	82,036	(32%)
Recycled Paperboard	14,805	16,581	(11%)
Concrete and Aggregates	1,835	4,595	(60%)
Other, net	3,161	3,602	(12%)

Operating Earnings	$76,643	$108,004	(29%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Gypsum Wallboard Operations. Lower sales volumes and lower net sales prices during fiscal 2010 caused sales revenues to decline by 25% as compared to fiscal 2009. The decline in sales volume and average sales prices is primarily due to lower residential construction and the decline in commercial construction. Despite the decrease in revenue during fiscal 2010, operating earnings increased by 16% in fiscal 2010 as compared to fiscal 2009. This increase is primarily due to operating earnings of $3.4 million during the first quarter of fiscal 2010 as compared to an operating loss of $5.3 million during the first quarter of fiscal 2009. The loss in the first quarter of fiscal 2009 was due primarily to lower net sales prices, as well as increased operating expenses, namely natural gas, power and paper. Average net sales price increased for the remainder of fiscal 2009, in response to increased operating costs, before beginning to decline in the first quarter of fiscal 2010. Over the latter half of fiscal 2010, lower net sales prices and lower volumes resulted in lower operating earnings as compared to fiscal 2009.

Cement Operations. The decrease in revenues during fiscal 2010, as compared to fiscal 2009, is due primarily to the 13% decline in sales volume. The decline in demand adversely impacted average sales prices in all of our markets, resulting in a decline of 11% in average net sales price during fiscal 2010, as compared to fiscal 2009. The decline in average sales price and sales volume was most severe in our Texas and Mountain markets, which were more significantly impacted by the decline in oil well activity during fiscal 2010. The decline in revenues and sales volumes was the primary reason operating earnings declined by 32% in fiscal 2010, as compared to fiscal 2009. Operating costs remained relatively flat during fiscal 2010, as compared to fiscal 2009, with slight decreases in the cost of fuel and power and a slight increase in other purchased raw materials. Purchased cement costs also decreased; however, the percentage of purchased cement sold decreased to 2% of total cement sold in fiscal 2010 from 16% of total cement sold in fiscal 2009, with almost all of the purchased cement being sold by our joint venture.

Recycled Paperboard Operations. The decline in net revenue during fiscal 2010 as compared to fiscal 2009 is due primarily to the decline in sales volume and average sales price. The decline in the sales volume is due primarily to the decline in the gypsum wallboard market. During fiscal 2010, sales of gypsum paper declined to 51% of total paperboard sales from 62% during fiscal 2009. In addition to adversely impacting revenues, the decline in the volume of gypsum paper sold during fiscal 2010 adversely impacted the average net sales price, which declined 15% in fiscal 2010 as compared to fiscal 2009. Operating earnings decreased 11% in fiscal 2010 as compared to fiscal 2009, primarily due to the decline in revenues, as well as a change in the sales mix. The change in the sales mix resulted in less high-margin gypsum paper being sold in fiscal 2010 than in fiscal 2009, with more tons sold of lower margin containerboard and other paper. The impact of the decline in sales volume and average net sales price on operating earnings in fiscal 2010 was partially offset by lower operating expenses, namely fiber, electricity and natural gas.

Concrete and Aggregates Operations. A decline in sales volume was the primary reason revenue declined 31% during fiscal 2010, as compared to fiscal 2009. The decline in revenue also had an adverse impact on the average net sales prices of both concrete and aggregates, which declined 8% and 4%, respectively, in fiscal 2010 as compared to fiscal 2009. The decrease in revenues negatively impacted operating earnings during fiscal 2010, as did the decline in average net sales prices.

GENERAL OUTLOOK

Calendar 2009 was a very difficult year economically in the United States, and particularly in the building materials and construction products businesses. Despite the passage of the first time homebuyer tax credit, and the American Recovery and Reinvestment Act of 2009 (the “Act”), there was little increase in infrastructure spending, and commercial and residential construction activity continued to decline. The portion of the Act related to infrastructure is expected to have more impact in calendar 2010 as more infrastructure projects are approved and funded. Although we anticipate the administration will continue to address the current financial crisis throughout calendar 2010, there can be no assurance as to the actual impact that these legislative initiatives, or any other similar governmental programs, will have on our business, financial condition or results of operations.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, resulting in industry capacity utilization declining to approximately 50%. The reduction in capacity utilization continues to negatively impact gypsum wallboard pricing. Wallboard consumption during calendar 2009, as reported by the Gypsum Association, decreased approximately 27% from consumption in calendar year 2008. We do not anticipate wallboard consumption to improve significantly during calendar 2010; however, we expect an increase in capacity utilization at our plants during fiscal 2011 due to the closing of the Bernalillo plant in December 2009.

In response to the uncertainty of gypsum wallboard paper demand, we continue to seek opportunities for sales in new markets as well as supplying product to the containerboard market. Fiber prices, which is our primary raw material, increased in price throughout fiscal 2010, primarily in response to the reduced supply of Old Cardboard Containers (“OCC”). We expect fiber prices, on average, to be greater in fiscal 2011 than in fiscal 2010; however, pricing is dependent on many factors. The expected cost of natural gas and electricity, two other significant cost components, are expected to remain consistent in fiscal 2011. There is a base rate increase scheduled for review at the Oklahoma Corporation Commission in July 2010. Pending the outcome, the production costs and operating earnings may be negatively impacted in fiscal 2011.

Cement demand in all U.S. regions continues to be impacted by decreasing residential housing construction, the softening of the commercial construction market and the expanding state government budget deficits, which are expected to hinder cement consumption during the remainder of calendar 2010. Cement consumption in the U.S. declined approximately 27% in calendar 2009 as compared to calendar 2008. The

U.S. cement industry continues to reduce imports of foreign cement with imports declining to approximately 10% of total consumption during calendar 2009, as compared to approximately 12% of total consumption in calendar 2008. We have also severely curtailed importing of cement, and do not anticipate increasing our imports meaningfully during the first half of calendar 2010. The United States government has included increased infrastructure spending as part of the stimulus package passed during the first quarter of calendar 2009; however, the effects of these expenditures are not anticipated to meaningfully impact the cement industry until second half of calendar 2010.

Similarly, we expect concrete and aggregate sales volumes to be depressed throughout the remainder of calendar 2010 in both of our markets as both residential and infrastructure spending remain soft, and any impact from the stimulus bill most likely will not be realized until latter half of calendar 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

	For the Years Ended March 31,
	2009	2008
	(in thousands, except per share)		Change
Revenues (1)	$751,326	$908,808	(17%)
Operating Costs (1)	(646,924)	(726,124)	(11%)
Other Income, net	3,602	1,530	135%

Operating Earnings	108,004	184,214	(41%)
Corporate General and Administrative	(16,901)	(18,756)	(10%)
Interest Expense, net	(28,920)	(21,074)	37%

Earnings Before Income Taxes	62,183	144,384	(57%)
Income Taxes	(20,419)	(46,616)	(56%)

Net Earnings	$41,764	$97,768	(57%)

Diluted Earnings per Share	$0.95	$2.12	(55%)

(1)	Includes intersegment revenues and our proportionate share of our Joint Venture. See Footnote (E) to the Consolidated Financial Statements for more information.

Revenues. Consolidated revenues for fiscal 2009 decreased 17% from fiscal 2008, primarily due to lower sales volumes in all of our operating segments. The decline in sales volumes was due primarily to the downturn in the residential and commercial sectors, which continued to be adversely impacted by the decline in the overall economic environment in the United States. Additionally, the decline in sales volumes adversely impacted the average net sales prices in our Gypsum Wallboard and Concrete and Aggregates segments.

Operating Costs. Operating costs decreased during fiscal 2009, as compared to 2008, principally due to lower production in our gypsum wallboard and cement divisions. Additionally, certain operating costs declined, both in total and on a per unit basis, namely fiber in our recycled paperboard division, natural gas in our recycled paperboard and gypsum wallboard divisions, and transportation in our gypsum wallboard division.

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

Operating Earnings. Operating profit declined by 41% during fiscal 2009, as compared to fiscal 2008, primarily due to lower net revenues, as described above. The decline in net revenues was offset partially by the reduction in operating expenses.

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

Net Earnings and Diluted Earnings per Share. As a result of the foregoing, pre-tax earnings of $62.2 million in fiscal 2009 were 57% below fiscal 2008 pre-tax earnings of $144.4 million. Fiscal 2009 net earnings of $41.8 million decreased 57% from net earnings of $97.8 million in fiscal 2008. Diluted earnings per share in fiscal 2009 of $0.95 were 55% lower than the $2.12 for fiscal 2008.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2009	2008	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Gypsum Wallboard	$279,306	$342,550	(19%)
Cement (2)	289,436	345,223	(16%)
Recycled Paperboard	116,337	133,395	(13%)
Concrete and Aggregates	66,247	87,640	(24%)

Gross Revenues	$751,326	$908,808	(17%)

Sales Volume
Gypsum Wallboard (MMSF)	2,102	2,395	(12%)
Cement (M Tons) (2)	2,825	3,425	(18%)
Recycled Paperboard (M Tons)	232	271	(14%)
Concrete (M Yards)	611	802	(24%)
Aggregates (M Tons)	3,281	3,754	(13%)

Average Net Sales Prices (3)
Gypsum Wallboard	$99.17	$108.36	(8%)
Cement (2)	96.03	96.04	—
Recycled Paperboard	492.27	484.22	2%
Concrete	73.14	76.74	(5%)
Aggregates	6.57	6.96	(6%)

Operating Earnings
Gypsum Wallboard	$1,190	$45,954	(97%)
Cement (2)	82,036	106,633	(23%)
Recycled Paperboard	16,581	17,022	(3%)
Concrete and Aggregates	4,595	13,075	(65%)
Other Income, net	3,602	1,530	135%

Operating Earnings	$108,004	$184,214	(41%)

(1)	Gross revenue, before freight and delivery costs.

(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

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

Impairment of Long-Lived Assets. We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, and in the case of our mining assets, changes in the costs and availability of extraction of our mineral assets and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill. Goodwill is subject to an annual assessment at least annually for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

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

Estimation of Reserves and Valuation Allowances. We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligation to the Company, the balance in the reserve for doubtful accounts is evaluated, and if it is determined to be deficient, a specific amount will be added to the reserve. For all other customers, the reserve for doubtful accounts is determined by the length of time the receivables are past due or the customer’s financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2010	2009
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$64,566	$79,385

Investing Activities:
Proceeds from Sale of Assets	—	3,996
Capital Expenditures and Other Investing Activities, net	(13,779)	(16,078)

Net Cash Used in Investing Activities	(13,779)	(12,082)

Financing Activities:
Excess Tax Benefits – Share Based Payments	761	655
Increase (Decrease) in Notes Payable	(52,000)	55,000
Repayment of Long-term Debt	—	(95,000)
Dividends Paid	(17,471)	(30,441)
Proceeds from Stock Option Exercises	1,541	1,321

Net Cash Used in Financing Activities	(67,169)	(68,465)

Net Decrease in Cash	$(16,382)	$(1,162)

Cash flows from operating activities declined by $14.8 million during fiscal 2010 from fiscal 2009. This decrease was largely attributable to decreased net earnings, which declined by approximately $12.8 million, and our payment of a $29.3 million deposit to the IRS in relation to their audit of our 2004 – 2006 tax returns, as further discussed in the following paragraph. Decreases in operating assets and liabilities in fiscal 2010 are due primarily to the payment of $29.3 million deposit to the IRS, and an increase in accounts receivable due to increased notes receivable during the fiscal year. Decreases in operating assets and liabilities in fiscal 2009 are due primarily to decreased accounts payable, due to lower purchased cement and fiber costs.

The IRS issued its Exam Report and Notice of Proposed Adjustment to the Company in February 2010 that proposes to disallow a portion of the depreciation deductions claimed by the Company during fiscal years ended March 31, 2004, 2005 and 2006. The adjustment proposed by the IRS, if sustained, would result in additional federal income taxes of approximately $31.8 million, plus penalties of $8.7 million and applicable interest, and would result in additional state income taxes, including applicable interest and penalties. The Company is expecting a notice of deficiency (a 90 day letter) and will resort to the courts for a final determination. The Company paid the IRS a deposit related to the audits of the 2004-2006 tax returns of approximately $29.3 million during March 2010, including $18.1 million in federal income taxes, the $3.7 million for penalties and $7.5 million of interest, to avoid imposition of the large corporate tax underpayment interest rates. See Notes (F) and (G) of the Notes to the Consolidated Financial Statements.

Net cash used in investing activities was fairly consistent in fiscal 2010 and fiscal 2009, and consisted primarily of maintenance capital expenditures.

Net cash used in financing activities decreased slightly to $67.2 million during fiscal 2010, as compared to $68.5 million during fiscal 2009. This slight difference is primarily due to our repaying approximately $12.0 million more in debt during fiscal 2010 than during fiscal 2009, offset by a decrease in dividends paid during fiscal 2010 of approximately $13.0 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 40.5% and 40.4%, respectively, at March 31, 2010 as compared to 45.3% and 44.1%, respectively, at March 31, 2009.

Working capital at March 31, 2010, was $89.4 million compared to $111.0 million at March 31, 2009, primarily due to increased accounts payable and decreased cash, offset slightly by an increase in accounts and notes receivable. We do not have any material contractual obligations related to long-term capital projects at March 31, 2010. We were in compliance at March 31, 2010 with all the terms and covenants of our credit agreements.

Debt Financing Activities.

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Our Bank Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Bank Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to earnings before interest, taxes, depreciation and amortization) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest and taxes to interest expense) of at least 2.5. The Bank Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year if no default exists or would result therefrom; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0. Subsequent to our purchase of $15.0 million of our Senior Notes, we have $324.3 million of borrowings available under the Bank Credit Facility.

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. On February 5, 2009, we repurchased $7.0 million in principal of the Series 2005A Senior Notes for $6.7 million, and on April 10, 2010 we repurchased an additional $15 million in principal at par value of these same notes. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

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

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At March 31, 2010, we had $7.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $8.8 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Bank Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Bank Credit Facility, the level of competition and general and economic factors beyond our control. We cannot predict what effect these factors will have on our future liquidity. We have begun the process of extending our existing Bank Credit Facility, or entering into a new Bank Credit Facility, which process we believe will be completed before the expiration of the existing Bank Credit Facility. These and other developments could reduce our cash flow or require that we seek additional sources of funding. For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors” above.

Cash Used for Share Repurchases and Stock Repurchase Program.

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 20 for additional information.

On November 7, 2006, we announced that our Board of Directors authorized the repurchase of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 717,300 remained available at March 31, 2010. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. We did not repurchase any shares during the fiscal years ended March 31, 2010 and 2009. We repurchased 4,778,500 shares of Common Stock at a cost of $176.9 million during the fiscal year ended March 31, 2008.

Dividends.

Dividends paid in fiscal years 2010 and 2009 were $17.5 million and $30.4 million, respectively. During November 2008, we announced a decrease in our annual dividend from $0.80 to $0.40 per share, beginning with the February 2009 dividend payment. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we will continue to evaluate our dividend payment amount on an ongoing basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Fiscal Years Ended March 31,
	2010	2009
	(dollars in thousands)
Land and Quarries	$6,067	$366
Plants	5,105	11,909
Buildings, Machinery and Equipment	2,607	3,803

Total Capital Expenditures	$13,779	$16,078

Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. Capital expenditures in fiscal 2010 and fiscal 2009 were primarily related to necessary replacements and upgrading of equipment, as well as acquisitions of additional reserves. We expect capital expenditures during fiscal 2011 to be consistent with the amount spent in fiscal 2010.

Contractual and Other Obligations.

The Company has certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Long-term Debt/Notes Payable	$303,000	$—	$56,600	$97,700	$148,700
Operating Leases	14,531	1,314	647	900	11,670
Purchase Obligations	70,637	4,690	11,797	11,250	42,900

Total	$388,168	$6,004	$69,044	$109,850	$203,270

Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments. Additionally, we are subject to potential tax liabilities of approximately $83.9 million. We have paid cash deposits of $45.7 towards this liability at March 31, 2010; therefore, we potentially may owe an additional $38.2 million in the next 1 to 5 year period. See Notes (D), (F) and (G) of the Notes to the Consolidated Financial Statements for more information.

Based on our current actuarial estimates, we anticipate making contributions of approximately $1.0 to $1.5 million to our defined benefit plans for fiscal year 2010.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 2.7% in calendar 2009, 0.1% in 2008, and 4.1% in 2007. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During fiscal 2010, the Consumer Price Index for energy declined approximately 5.4%, but increased for transportation by 3.9%. Strict cost control and improved productivity in our cement and paperboard segments in fiscal 2010 has minimized the impact of inflation on our operations, while our other segments remain more exposed to inflationary changes. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

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

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2010 outstanding borrowings under the Bank Credit Facility totaled $3.0 million. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2010	2009	2008
Revenues	$467,905	$598,580	$748,023
Cost of Goods Sold	418,580	526,604	599,321

Gross Profit	49,325	71,976	148,702
Equity in Earnings of Unconsolidated Joint Venture	24,157	32,426	33,982
Other Income	3,161	3,602	1,530

Operating Earnings	76,643	108,004	184,214
Corporate General and Administrative Expense	(15,886)	(16,901)	(18,756)

Earnings before Interest and Income Taxes	60,757	91,103	165,458
Interest Expense, Net	(21,460)	(28,920)	(21,074)

Earnings before Income Taxes	39,297	62,183	144,384
Income Taxes	(10,347)	(20,419)	(46,616)

Net Earnings	$28,950	$41,764	$97,768

EARNINGS PER SHARE
Basic	$0.66	$0.96	$2.15

Diluted	$0.66	$0.95	$2.12

AVERAGE SHARES OUTSTANDING
Basic	43,684,942	43,486,728	45,557,094

Diluted	44,038,401	43,879,416	46,145,219

CASH DIVIDENDS PER SHARE	$0.40	$0.60	$0.80

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2010	2009
ASSETS
Current Assets -
Cash and Cash Equivalents	$1,416	$17,798
Accounts and Notes Receivable, net	49,721	44,261
Inventories	105,871	107,063
Prepaid and Other Assets	4,266	6,161

Total Current Assets	161,274	175,283

Property, Plant and Equipment -	1,100,590	1,088,597
Less: Accumulated Depreciation	(468,121)	(419,669)

Property, Plant and Equipment, net	632,469	668,928
Notes Receivable	10,586	6,301
Investment in Joint Venture	33,928	39,521
Goodwill and Intangible Assets	152,175	152,812
Other Assets	23,344	23,823

	$1,013,776	$1,066,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$27,840	$19,645
Accrued Liabilities	44,044	44,604

Total Current Liabilities	71,884	64,249
Long-term Debt	303,000	355,000
Other Long-term Liabilities	67,946	97,104
Deferred Income Taxes	125,584	122,488

Total Liabilities	568,414	638,841

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 43,830,794 and 43,589,775 Shares, respectively.	438	436
Capital in Excess of Par Value	14,723	11,166
Accumulated Other Comprehensive Losses	(3,518)	(6,040)
Retained Earnings	433,719	422,265

Total Stockholders’ Equity	445,362	427,827

	$1,013,776	$1,066,668

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$28,950	$41,764	$97,768
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	50,781	51,232	44,850
Gain on Sale of Property, Plant and Equipment	(2,510)	(2,536)	—
Gain on Purchase of Debt, net	—	(4,763)	—
Deferred Income Tax Provision	1,201	5,769	1,414
Stock Compensation Expense	2,825	9,192	5,949
Equity in Earnings of Unconsolidated Joint Venture	(24,157)	(32,426)	(33,982)
Excess Tax Benefits from Share Based Payment Arrangements	(761)	(655)	(2,848)
Distributions from Joint Venture	29,750	33,000	37,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(7,008)	19,673	15,521
Inventories	1,192	(8,346)	(19,809)
Accounts Payable and Accrued Liabilities	(16,026)	(33,944)	(10,658)
Other Assets	682	(1,965)	(3,508)
Income Taxes Payable	(353)	3,390	(27,695)

Net Cash Provided by Operating Activities	64,566	79,385	104,752

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(13,779)	(16,078)	(96,857)
Proceeds from Sale of Property, Plant and Equipment	—	3,996	—

Net Cash Used in Investing Activities	(13,779)	(12,082)	(96,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess Tax Benefits from Share Based Payment Arrangements	761	655	2,848
Increase (Decrease) in Bank Credit Facility	(52,000)	55,000	—
Proceeds from (Repayment of) Senior Notes	—	(95,000)	200,000
Dividends Paid to Stockholders	(17,471)	(30,441)	(35,600)
Retirement of Common Stock	—	—	(176,895)
Proceeds from Stock Option Exercises	1,541	1,321	3,497

Net Cash Used in Financing Activities	(67,169)	(68,465)	(6,150)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,382)	(1,162)	1,745
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,798	18,960	17,215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,416	$17,798	$18,960

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance March 31, 2007	$479	$—	$546,417	$(850)	$546,046

Net Earnings	—	—	97,768	—	97,768
Stock Option Exercises	3	3,494	—	—	3,497
Tax Benefit-Stock Option Exercise	—	2,848	—	—	2,848
Dividends to Stockholders	—	—	(35,900)	—	(35,900)
Stock Compensation Expense	—	5,949	—	—	5,949
Retirement of Common Stock	(48)	(12,291)	(164,556)	—	(176,895)
Cumulative effect of the adoption of FIN 48	—	—	(37,108)	—	(37,108)
Increase in Unfunded Pension Liability			—	(518)	(518)

Balance March 31, 2008	$434	$—	$406,621	$(1,368)	$405,687

Net Earnings	—	—	41,764	—	41,764
Stock Option Exercises	2	1,319	—	—	1,321
Tax Benefit-Stock Option Exercise	—	655	—	—	655
Dividends to Stockholders	—	—	(26,120)	—	(26,120)
Stock Compensation Expense	—	9,192	—	—	9,192
Increase in Unfunded Pension Liability	—	—	—	(4,672)	(4,672)

Balance March 31, 2009	$436	$11,166	$422,265	$(6,040)	$427,827

Net Earnings	—	—	28,950	—	28,950
Stock Option Exercises	2	1,539	—	—	1,541
Tax Loss-Stock Option Exercise	—	(807)	—	—	(807)
Dividends to Stockholders	—	—	(17,496)	—	(17,496)
Stock Compensation Expense	—	2,825	—	—	2,825
Decrease in Unfunded Pension Liability	—	—	—	2,522	2,522

Balance March 31, 2010	$438	$14,723	$433,719	$(3,518)	$445,362

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

We evaluated all events or transactions that occurred after March 31, 2010 through the filing of these financial statements.

Reclassifications –

We have changed the presentation of our income statement to more closely reflect the format used by other registrants in our industry. This change resulted in disclosure of consolidated revenues and cost of sales instead of by segment, and has included such subtotals as Earnings before Interest and Taxes and Earnings before Taxes, which are also consistent with the presentation of those of our competitors. Additionally, certain prior period reclassifications have been made to conform to the current period presentation.

Cash and Cash Equivalents –

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $3.7 million at both March 31, 2010 and 2009. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

Notes receivable at March 31, 2010 bear interest, on average, at the prime rate plus 1.5%, and are payable in quarterly installments of approximately $0.5 million. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2011 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. The current portion of notes receivable was $1.8 million and $1.1 million at March 31, 2010 and 2009, respectively. The weighted-average interest rate at March 31, 2010 and 2009 was 4.4% and 3.9%, respectively.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2010	2009
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$33,092	$32,580
Gypsum Wallboard	5,587	9,622
Finished Cement	11,639	11,303
Aggregates	12,691	11,684
Paperboard	1,789	4,142
Repair Parts and Supplies	38,743	36,429
Fuel and Coal	2,330	1,303

	$105,871	$107,063

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $49.7 million, $50.0 million and $43.6 million for the years ended March 31, 2010, 2009 and 2008, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2010 and 2009, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Impairment or Disposal of Long-Lived Assets –

We evaluate the recoverability of our long-lived assets and certain identifiable intangibles, such as permits and customer contracts, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets, such as plants, buildings and machinery and equipment, including mining assets, is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets –

Goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Given the relative weakness in gypsum wallboard pricing, coupled with the slowdown in residential housing, we expect to perform impairment tests at the end of each quarter on our gypsum wallboard assets and related goodwill during fiscal 2011, unless we determine that impairment loss is not reasonably likely to occur.

	March 31, 2010
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(809)	$491
Permits	40 years	22,000	(2,831)	19,169
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(3,640)	$152,175

	March 31, 2009
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(723)	$577
Permits	40 years	22,000	(2,280)	19,720
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(3,003)	$152,812

Amortization expense of intangibles was $0.6 million for each of the years ended March 31, 2010, 2009 and 2008.

Other Assets –

Other assets are primarily composed of loan fees and financing costs, deferred expenses, and deposits.

Income Taxes –

Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

Stock Repurchases –

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2010. We did not repurchase any shares during the years ended March 31, 2010 and 2009. We repurchased and retired 4,778,500 shares of Common Stock at a cost of $176.9 million during the year ended March 31, 2008.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $59.1 million, $82.6 million and $101.7 million were classified as cost of goods sold in the years ended March 31, 2010, 2009 and 2008, respectively.

Other income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

A summary of comprehensive income for the fiscal years ended March 31, 2010, 2009 and 2008 is presented below:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Net Earnings	$28,950	$41,764	$97,768
Other Comprehensive Income , net of tax:
Pension Plan Actuarial Gain (Loss), net of tax	2,522	(4,672)	(518)

Comprehensive Income	$31,472	$37,092	$97,250

As of March 31, 2010, we have an accumulated other comprehensive loss of $3.5 million, which is net of income taxes of $1.8 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2010, 2009 and 2008 were $21.4 million, $26.9 million and $15.6 million, respectively.

We made net payments of $6.8 million, $12.8 million and $73.5 million for federal and state income taxes in the years ended March 31, 2010, 2009 and 2008, respectively.

Statements of Consolidated Earnings – Supplemental Disclosures –

Selling, general and administrative expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate general and administrative (“G&A”) expenses include administration, financial, legal, employee benefits and other corporate activities and are shown separately in the consolidated statements of earnings. Corporate G&A also includes stock compensation expense. See Note (I) for more information. See Note (D) for more information regarding the net gain on purchase of long-term debt.

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Operating Units Selling, G&A	$29,064	$30,493	$37,143
Corporate G&A	15,866	21,304	18,756
Net Gain on Purchase of Long-term Debt	—	(4,403)	—

	$44,930	$47,394	$55,899

Maintenance and repair expenses are included in each segment’s costs and expenses. The Company incurred $38.9 million, $49.5 million and $58.2 million in the years ended March 31, 2010, 2009 and 2008, respectively.

Earnings Per Share –

	For the Years Ended March 31,
	2010	2009	2008
Weighted-Average Shares of Common Stock Outstanding	43,684,942	43,486,728	45,557,094
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,026,667	846,935	1,341,693
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(745,235)	(559,663)	(820,276)
Restricted Stock Units	72,027	105,416	66,708

Weighted-Average Common and Common Equivalent Shares Outstanding	44,038,401	43,879,416	46,145,219

(1)	Includes unearned compensation related to outstanding stock options.

There were 2,738,219, 2,865,700 and 1,631,037 stock options at an average exercise price of $39.15, $38.70 and $47.11 that were excluded from the computation of diluted earnings per share for the years ended March 31, 2010, 2009 and 2008, respectively, because such inclusion would have been anti-dilutive.

Fair Value Measures

Certain assets and liabilities are required to be recorded at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. There are three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices for identical assets and liabilities in active markets.

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

New Accounting Standards –

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

(B) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2010	2009
	(dollars in thousands)
Land and Quarries	$68,472	$62,782
Plants	949,873	946,327
Buildings, Machinery and Equipment	78,911	77,193
Construction in Progress	3,334	2,295

	1,100,590	1,088,597
Accumulated Depreciation	(468,121)	(419,669)

	$632,469	$668,928

Included in Property, Plant and Equipment are $35.8 and $38.6 million of mining and related assets (net of accumulated depreciation) at March 31, 2010 and 2009, respectively.

(C) Accrued Expenses

Accrued expenses at March 31, 2010 and 2009 consist of the following:

	March 31,
	2010	2009
	(dollars in thousands)
Payroll and Incentive Compensation	$8,507	$10,813
Benefits	8,436	9,152
Interest	7,310	7,310
Insurance	6,384	5,665
Property Taxes	3,976	3,915
Other	9,431	7,749

	$44,044	$44,604

(D) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2010	March 31, 2009
	(dollars in thousands)
Bank Credit Facility	$3,000	$55,000
Senior Notes	300,000	300,000

	$303,000	$355,000

The weighted-average interest rate of Senior Notes during fiscal 2010 and 2009 was 5.7% and 5.9%, respectively. The weighted average interest rate of Senior Notes was 5.7% at March 31, 2010 and 2009, and subsequent to our repurchase of Senior Notes on April 5, 2010 our weighted average interest rate is 5.8%.

The weighted-average interest rate of bank debt borrowings during fiscal 2010, 2009 and 2008 was 1.6%, 2.4% and 6.9%, respectively. The interest rate on the bank debt was 1.5% and 1.7% at March 31, 2010 and 2009, respectively.

On April 5, 2010, we accepted for repurchase $15.0 million in aggregate principal amount of our Series 2005A Senior Notes at par value, plus accrued interest of $0.3 million. The purchase of the Senior Notes was funded through borrowings under our Bank Credit Facility.

Subsequent to the repurchase of Senior Notes on April 5, 2010, our maturities of long-term debt during the next five fiscal years are as follows:

Fiscal Year	Amount
2011	$—
2012	18,000
2013	38,600
2014	—
2015	9,500
Thereafter	236,900

Total	$303,000

The impact of the repurchase was to increase amounts due in 2012 by $15 million, and reduce amounts due after 2015 by the same amount.

Senior Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. On February 5, 2009, we repurchased $7.0 million in principal of the Series 2005A Senior Notes for $6.7 million, and on April 5, 2010 we repurchased an additional $15.0 million in principal at par value from Tranche C of these same notes. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$62.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. On February 5, 2009, we repurchased $93.0 million in principal of the Series 2007A Senior Notes for $88.3 million. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2010 and throughout the fiscal year.

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

Bank Debt –

We entered into a $350.0 million credit facility on December 16, 2004. On June 30, 2006, we amended the Bank Credit Facility (the “Bank Credit Facility”) to extend the expiration date from December 2009 to June 2011, and to reduce the borrowing rates and commitment fees. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. Outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to LIBOR, plus an agreed margin (ranging from 55 to 150 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness. Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. Our Bank Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Bank Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to earnings before interest, taxes, depreciation and amortization) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest and taxes to interest expense) of at least 2.5. The Bank Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year if no default exists or would result therefrom; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0. Subsequent to our purchase of $15.0 million of our Senior Notes, we have $324.3 million of borrowings available under the Bank Credit Facility.

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2010, we had $7.7 million of letters of credit outstanding.

(E) Business Segments

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

As further discussed below, we operate five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, four cement plants, eleven cement distribution terminals, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

The Company accounts for intersegment sales at market prices. The following table sets forth certain financial information relating to the Company’s operations by segment:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$210,671	$279,306	$342,550
Cement	228,475	289,436	345,223
Paperboard	90,164	116,337	133,395
Concrete and Aggregates	45,622	66,247	87,640

	574,932	751,326	908,808
Less: Intersegment Revenues	(41,589)	(57,098)	(63,645)
Less: Joint Venture Revenues	(65,438)	(95,648)	(97,140)

	$467,905	$598,580	$748,023

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Intersegment Revenues -
Cement	$4,449	$6,634	$9,054
Paperboard	36,369	49,555	53,545
Concrete and Aggregates	771	909	1,046

	$41,589	$57,098	$63,645

Cement Sales Volumes (M tons) -
Wholly-Owned	1,754	1,859	2,377
Joint Ventures	713	967	1,048

	2,467	2,826	3,425

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Operating Earnings -
Gypsum Wallboard	$1,383	$1,190	$45,954
Cement	55,459	82,036	106,633
Paperboard	14,805	16,581	17,022
Concrete and Aggregates	1,835	4,595	13,075
Other, net	3,161	3,602	1,530

Sub-Total	76,643	108,004	184,214
Corporate General and Administrative	(15,886)	(16,901)	(18,756)

Earnings Before Interest and Income Taxes	60,757	91,103	165,458
Interest Expense, net	(21,460)	(28,920)	(21,074)

Earnings Before Income Taxes	$39,297	$62,183	$144,384

Cement Operating Earnings -
Wholly-Owned	$31,302	$49,610	$72,651
Joint Ventures	24,157	32,426	33,982

	$55,459	$82,036	$106,633

Identifiable Assets (1) -
Gypsum Wallboard	$466,426	$489,518	$516,706
Cement	308,606	317,555	320,869
Paperboard	149,602	154,541	174,071
Concrete and Aggregates	51,787	56,334	62,410
Corporate and Other	37,355	48,720	43,665

	$1,013,776	$1,066,668	$1,117,721

Capital Expenditures (1) -
Gypsum Wallboard	$184	$3,717	$71,186
Cement	12,744	10,785	18,986
Paperboard	236	566	2,728
Concrete and Aggregates	520	994	3,820
Other, net	95	16	137

	$13,779	$16,078	$96,857

Depreciation, Depletion and Amortization(1)
Gypsum Wallboard	$22,328	$23,016	$18,436
Cement	14,683	14,186	13,061
Paperboard	9,090	9,094	8,524
Concrete and Aggregates	3,975	4,033	4,021
Other, net	705	903	808

	$50,781	$51,232	$44,850

(1)	Basis conforms with equity method accounting.

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

The segment breakdown of goodwill at March 31, 2010 and 2009 is as follows:

	For the Years Ended March 31,
	2010	2009
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

(F) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Current Provision -
Federal	$8,872	$13,262	$39,468
State	274	1,388	5,734

	9,146	14,650	45,202
Deferred Provision -
Federal	2,493	5,373	(4,081)
State	(1,292)	396	5,495

	1,201	5,769	1,414

Provision for Income Taxes	$10,347	$20,419	$46,616

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Earnings Before Income Taxes	$39,297	$62,183	$144,384

Income Taxes at Statutory Rate	$13,754	$21,764	$50,534
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	(662)	1,160	7,299
Statutory Depletion in Excess of Cost	(3,180)	(2,636)	(9,420)
Domestic Production Activities Deduction	(495)	(720)	(2,558)
Other	930	851	761

Provision for Income Taxes	$10,347	$20,419	$46,616

Effective Tax Rate	26%	33%	32%

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$187	$6,981	$6,088
Bad Debts	27	825	(288)
Uniform Capitalization	139	90	(464)
Accrual Changes	1,493	(1,522)	(1,849)
Other	(645)	(605)	(2,073)

	$1,201	$5,769	$1,414

Components of deferred income taxes are as follows:

	March 31,
	2010	2009
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$148,618	$148,431

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	(19,429)	(20,922)
Bad Debts	(1,382)	(1,409)
Uniform Capitalization	(667)	(806)
Other	(1,408)	(4,365)

Total Deferred Tax Assets	$(22,886)	$(27,502)

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2010	2009
	(dollars in thousands)
Prepaid and Other Assets	$—	$1,559

Accrued Liabilities	$148	$—

Deferred Income Taxes	$125,584	$122,488

Uncertain tax positions –

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

Effective April 1, 2007, we adopted the provisions of FASB Topic 740-10-5, which differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements.

As a result of adopting 740-10-5, we increased the tax reserves by $84.8 million, from $3.6 million to $88.4 million as of April 1, 2007, with the corresponding offset representing an increase in goodwill. As a result of the $84.8 million increase in the liability for uncertain tax positions, we recorded a $37.1 million increase in the amount of accrued interest expense as of April 1, 2007, of which $18.2 million was recorded in Accrued Liabilities and the remaining amount of $18.9 million was recorded in Other Long-term Liabilities. Our policy is to recognize accrued interest related to uncertain tax positions as a component of interest expense, and to recognize penalties as a component of income tax expense.

The increase in accrued interest expense resulted in a decrease to the April 1, 2007, balance of retained earnings.

Our uncertain tax position was $83.9 million at March 31, 2010 and 2009. There were no additions to or reductions from our uncertain tax positions during these years.

The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Accrued interest recognized	$2,741	$4,934	$7,626

Accrued penalties recognized	$491	$821	$—

None of the $83.9 million liability for uncertain tax positions as of March 31, 2010, if recognized, would impact the effective tax rate. If these tax positions were recognized, other long-term liabilities would be reduced by $38.2 million, and we would receive a refund of $45.7 million related to taxes paid during fiscal 2008 and 2010 (see Note (G) for more information). Additionally, we would reduce other long-term liabilities by $24.3 million for accrued interest and penalties on the uncertain tax positions. Since tax penalties are recognized as a component of income tax expense, future penalty accruals and resolution of uncertain tax positions will impact our effective tax rate. As of March 31, 2010, we may be assessed additional federal and state income taxes, interest and penalties for tax years 2001 through 2009.

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

Our operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. We carefully consider the requirements mandated by such laws and regulations and have procedures in place at all of our operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability. Although management is not aware of any exposures, other than the item listed below, which would require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims or other liabilities associated with these regulations.

The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 tax years, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”).

If sustained, the adjustment proposed by the IRS would result in additional federal income taxes owed by us of approximately $59.3 million, plus penalties of $14.3 million and applicable interest for the audits of the fiscal years ended March 31, 2001 through 2006. Moreover, for taxable years subsequent to fiscal 2006, we also claimed depreciation deductions with respect to the Republic Assets, as originally recorded. If challenged on the same basis as set forth in the Notices of Proposed Adjustment, additional federal income taxes of approximately $8.0 million, plus applicable interest and possible civil penalties for the years through March 31, 2009, could be asserted by the IRS for those periods. Also, additional state income taxes, interest, and civil penalties of approximately $16.4 million would be owed by us for the fiscal years under exam and subsequent taxable years through March 31, 2009 if the IRS’ position is sustained. See Note (F) for more information on the potential impact of open tax years.

On December 7, 2007, we filed an administrative appeal of the IRS’s proposed adjustments for the years 2001, 2002 and 2003. We completed our IRS Appeals effort in late August 2009 and we were unable to resolve the case. We then went to IRS Post Appeals Mediation on March 3, 2010 and were again unsuccessful in resolving the case. We expect to receive a statutory notice of deficiency (a 90 day letter) from the IRS for all of the fiscal years ended March 31, 2001 through 2006 in the near future. We intend to vigorously contest the adjustments in court.

We paid the IRS a deposit of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid additional imposition of the large corporate tax underpayment interest rates. In the event we reach a settlement with the IRS through the appeals process or in the courts, we will reverse any accrued interest and penalties in excess of the negotiated settlement through the Consolidated Statement of Earnings. In the event we are unable to reach a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment in court. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements to secure funding obligation on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2010, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.

The following table compares insurance accruals and payments for our operations:

	For the Years Ended March 31,
	2010	2009
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,665	$5,673
Insurance Expense Accrued	3,834	3,852
Payments	(3,115)	(3,860)

Accrual Balance at End of Period	$6,384	$5,665

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

Our paperboard operation, Republic Paperboard Company LLC (“Republic”), is a party to a long-term paper supply agreement with St. Gobain pursuant to which Republic is obligated to sell to St. Gobain at least 90% of the gypsum-grade recycled paperboard requirements for three of St. Gobain’s wallboard plants. This comprises approximately 15% to 20% of Republic’s current annual output of gypsum-grade recycled paperboard.

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2010. The contracts are for approximately 25% of our expected natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2010, 2009 and 2008 totaled $2.1 million, $1.9 million and $2.2 million, respectively. Minimum annual rental commitments as of March 31, 2010, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2011	$1,314
2012	$445
2013	$118
2014	$84
2015	$76
Thereafter	$9,822

(H) Hedging Activities

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

(I) Stock Option Plans

On January 8, 2004, the Company’s stockholders approved a new incentive plan (the “Plan”) that combined and amended the two previously existing stock option plans. In August 2009, our shareholders approved an amendment to the Plan which, among other things, increased the number of shares available for award under the Plan by 3 million shares.

Long-Term Compensation Plans –

Options. During August 2008 and 2009, we granted options to members of the Board of Directors (the “Board of Directors Grants”). Options granted under the Board of Directors Grants vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years.

In late August 2008, the Compensation Committee of the Board of Directors approved an incentive equity award to certain individuals that was earned by satisfying certain performance conditions (the “Fiscal 2009 Stock Option Grant”). The Fiscal 2009 Stock Option Grant was structured to provide short-term incentives to address the changed circumstances in the economy and our business since the issuance of the previous stock option grant in June 2007. The performance and vesting criteria for the Fiscal 2009 Stock Option Grant were based on the achievement of specified levels of earnings before interest, taxes, depreciation and amortization, as well as achievement of certain safety metrics for the nine month period ending March 31, 2009. Under the terms of the option grant, all of the stock options were earned at March 31, 2009. The options have a term of seven years, and became vested when earned. These stock options were valued at the grant date using the Black-Scholes option pricing model. We expensed the fair value of the Fiscal 2009 Stock Option Grant over the nine month period ended March 31, 2009, as adjusted for actual forfeitures.

All stock options issued during fiscal 2010 and 2009 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2010 and 2009 are as follows:

	2010	2009
Dividend Yield	2.0%	2.0%
Expected Volatility	42.5%	36.0%
Risk Free Interest Rate	2.7%	3.4%
Expected Life	5.0 years	6.0 years

For the years ended March 31, 2010, 2009 and 2008, we expensed approximately $2.4 million, $7.1 million and $5.4 million, respectively. At March 31, 2010, there was approximately $3.4 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 4.2 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	3,568,431	$33.32	2,787,047	$34.26	1,636,852	$19.07
Granted	138,651	$27.72	912,910	$27.84	1,457,148	$47.12
Exercised	(136,230)	$27.09	(121,228)	$11.01	(281,033)	$12.44
Cancelled	(124,400)	$32.83	(10,298)	$62.83	(25,920)	$34.11

Outstanding Options at End of Year	3,446,452	$33.97	3,568,431	$33.32	2,787,047	$34.26

Options Exercisable at End of Year	1,976,852		1,995,631		1,325,176

Weighted Average Fair Value of Options Granted during the Year		$9.38		$9.07		$14.38

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$6.80 - $8.15	144,142	0.85	$7.74	144,142	$7.74
$9.57 - $13.43	380,152	2.69	$12.10	380,152	$12.10
$21.52 - $29.08	1,189,849	4.63	$26.31	1,159,849	$26.27
$34.09 - $40.78	316,270	3.69	$37.83	236,670	$38.25
$47.53 - $62.83	1,416,039	4.32	$48.09	56,039	$61.43

	3,446,452	4.04	$33.97	1,976,852	$24.62

As of March 31, 2010 there was no aggregate intrinsic value of stock options outstanding for non-exercisable options. Aggregate intrinsic value for exercisable stock options on March 31, 2010 totaled $3.8 million.

During the year ended March 31, 2010, the total intrinsic value of options exercised was approximately $2.0 million.

Restricted Stock Units. As part of the Fiscal 2009 Stock Option Grant, the same employees receiving options also received 100,750 restricted stock units (“RSUs”). The vesting criteria for the RSUs are the same as the criteria for the Fiscal 2009 Stock Option Grant and, accordingly, all of the RSUs were earned and vested on August 21, 2009. The RSUs earned were expensed over a one year period. The value of RSUs granted in previous years is being amortized over a three year period for grants to employees and a period not to exceed ten years for grants to directors. Expense related to RSUs was approximately $0.4 million, $1.9 million and $0.5 million in fiscal years ended March 31, 2010, 2009 and 2008, respectively. At March 31, 2010 there was approximately $0.3 million of unrecognized compensation cost from restricted stock units that will be recognized over a weighted-average period of 4.9 years.

Restricted Stock. We granted 15,000 shares of restricted stock to an employee on June 10, 2008. The restricted stock was valued at approximately $0.5 million, based on the closing price of the stock on the date of the grant. During June 2009, the restrictions on 2,143 shares lapsed, and the remaining shares were forfeited. We granted an additional 30,000 shares of restricted stock on August 21, 2009. The restricted stock was valued at approximately $0.8 million, based on the closing price of the stock on the date of the grant. The restrictions lapse in annual increments over a five-year period, with the expense recognized ratably over the same five-year period.

Shares available for future stock option, restricted stock and restricted stock unit grants were 3,264,690 at March 31, 2010.

(J) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Interest Income	$(41)	$(447)	$(1,075)
Interest Expense	18,414	23,937	18,851
Interest Expense – IRS	2,741	4,934	7,626
Interest Capitalized	—	—	(4,788)
Other Expenses	346	496	460

Interest Expense, net	$21,460	$28,920	$21,074

Interest income includes interest on investments of excess cash. Components of interest expense primarily include interest associated with the Bank Credit Facility the Senior Notes, and commitment fees based on the unused portion of the Bank Credit Facility. Interest expense – IRS is comprised of interest charges related to our unrecognized tax benefits for both federal and state purposes. Other expenses include amortization of debt issue costs and costs associated with the Bank Credit Facility and the Senior Notes. Capitalized interest relates to our construction of a gypsum wallboard facility in Georgetown, South Carolina during fiscal years 2007 and 2008 and was calculated by applying our average borrowing rate to the average balance of our construction in progress account. We ceased capitalizing interest upon the start-up of the plant.

(K) Fair Value of Financial Instruments

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes, subsequent to the repurchase of Senior Notes on April 5, 2010, as discussed in Footnote (D), is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$41,214
Series 2005A Tranche B	80,295
Series 2005A Tranche C	62,650
Series 2007A Tranche A	10,373
Series 2007A Tranche B	11,940
Series 2007A Tranche C	54,042
Series 2007A Tranche D	39,020

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and our Bank Credit Facility approximate their fair values due to the short-term maturities of these assets and liabilities.

(L) Pension and Profit Sharing Plans

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2010 and a statement of the funded status as of March 31, 2010 and 2009:

	For the Years Ended March 31,
	2010	2009
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$18,091	$16,187
Service Cost - Benefits Earned During the Period	538	558
Interest Cost on Projected Benefit Obligation	1,024	1,003
Actuarial (Gain) Loss	(94)	828
Benefits Paid	(500)	(485)

Benefit Obligation at March 31,	$19,059	$18,091

Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$10,319	$14,082
Actual Return on Plan Assets	3,710	(3,786)
Employer Contributions	1,113	508
Benefits Paid	(500)	(485)

Fair Value of Plans at March 31,	14,642	10,319

Funded Status -
Funded Status at March 31,	$(4,417)	$(7,772)

Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(4,417)	$(7,772)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	5,257	9,008
Prior Service Cost	155	285

Net Accumulated Other Comprehensive Losses	$5,412	$9,293

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2010	2009
	(dollars in thousands)
Projected Benefit Obligation	$19,059	$18,091
Accumulated Benefit Obligation	$19,030	$17,945
Fair Value of Plan Assets	$14,642	$10,319

Net periodic pension cost for the fiscal years ended March 31, 2010, 2009 and 2008, included the following components:

	For the Years Ended March 31,
	2010	2009	2008
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$538	$558	$533
Interest Cost of Projected Benefit Obligation	1,024	1,003	898
Expected Return on Plan Assets	(826)	(1,118)	(1,120)
Recognized Net Actuarial Loss	774	306	130
Amortization of Prior-Service Cost	130	143	147

Net Periodic Pension Cost	$1,640	$892	$588

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows:

Fiscal Years	Total
2011	$720
2012	$778
2013	$849
2014	$945
2015	$1,029
2016-2020	$6,309

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2010	2009	2008
Net Periodic Benefit Costs -
Discount Rate	6.0%	6.0%	6.0%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	3.5%	3.5%	3.5%

	March 31,
	2010	2009
Benefit Obligations -
Discount Rate	5.8%	6.0%
Rate of Compensation Increase	3.5%	3.5%

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

The pension plans’ weighted-average asset allocation at March 31, 2010 and 2009 and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target
	Allocation	2010	2009
Asset Category -
Equity Securities	40 – 60%	60%	70%
Debt Securities	35 – 60%	35%	30%
Other	0 – 5%	5%	—

Total		100%	100%

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

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2010 were as follows:

	March 31,
	2010	2009
	(dollars in thousands)
Equity Securities	$8,684	$6,238
Fixed Income Securities	5,011	3,443
Real Estate Funds	226	—
Commodity Linked Funds	204	622
Cash Equivalents	517	16

Total	$14,642	$10,319

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A). The fair values by category of inputs as of March 31, 2010 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities (a)	$8,684	$—	$—	$8,684
Fixed Income Securities (b)	5,011	—	—	5,011
Real Estate Funds	226	—	—	226
Commodity Linked Funds	204	—	—	204
Cash Equivalents	300	217	—	517

	$14,425	$217	$—	$14,642

(a)	These funds are maintained by an investment manager and are primarily invested in indexes.
(b)	Primarily consists of investments in institutional funds that invest in fixed income securities.

We also provide a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions at all times. Employees become fully vested in our contributions over a seven year period for contributions made prior to 2007, and over a six year period for contributions made beginning in 2007. Costs relating to the employer discretionary contributions for our contribution plan totaled $1.7 million, $3.3 million and $3.0 million in fiscal years 2010, 2009 and 2008, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, we made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2010, 2009 and 2008.

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

(N) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2010 As reported	2010 As adjusted	2009 Actual
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$127,892		$176,803
Earnings Before Income Taxes	17,193		10,932
Net Earnings	11,920		7,830
Diluted Earnings Per Share	0.27		0.18
Second Quarter -
Revenues	138,185	138,185	178,934
Earnings Before Income Taxes	17,490	14,942	22,244
Net Earnings	12,194	10,422	15,645
Diluted Earnings Per Share	0.28	0.24	0.36
Third Quarter -
Revenues	104,639		137,829
Earnings Before Income Taxes	5,467		16,550
Net Earnings	4,684		11,259
Diluted Earnings Per Share	0.11		0.26
Fourth Quarter -
Revenues	117,192		108,859
Earnings Before Income Taxes	1,695		12,457
Net Earnings	1,924		7,030
Diluted Earnings Per Share	$0.06		$0.16

Due to improved operational efficiencies and reduced costs at our Mountain Cement facility, we withdrew our permit application with the Wyoming Department of Environmental Quality in September 2009. During the fourth quarter it was noted that deferred costs of approximately $2.5 million associated with this permit application had not been expensed during our second quarter, at the time the permit application was withdrawn. Accordingly, we have adjusted our second quarter results to reflect the permit application withdrawal in the proper quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and subsidiaries at March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Dallas, Texas

May 27, 2010

Texas Lehigh Cement Company LP

Statements of Operations

	Year ended December 31,
	2009	2008	2007
Net sales	$124,288,747	$189,111,196	$177,340,557
Cost of goods sold	70,669,128	115,934,362	105,717,188

Gross margin	53,619,619	73,176,834	71,623,369
Selling, general, and administrative expenses	2,897,854	5,079,855	4,719,573

Operating income	50,721,765	68,096,979	66,903,796
Interest and other income	335,956	801,063	811,284
Equity in loss of joint venture	(1,873)	(3,311)	(63,128)
Texas margin tax	(492,948)	(695,723)	(703,000)

Net income	$50,562,900	$68,199,008	$66,948,952

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,634,212	$6,399,572
Receivables:
Trade accounts receivable, net of allowance for doubtful accounts and discounts of $537,200 and $938,071	17,495,900	21,688,271
Inventories:
Cement	2,814,526	3,926,033
Raw materials and materials-in-process	4,587,441	3,882,046
Parts and supplies	11,608,791	10,510,102

	19,010,758	18,318,181
Prepaid assets	893,389	901,289

Total current assets	39,034,259	47,307,313

Property, plant, and equipment:
Land, including quarry	3,752,219	3,752,219
Cement plant	104,853,887	103,854,819
Mobile equipment and other	4,700,141	4,696,930
Furniture and fixtures	421,025	554,783
Construction-in-progress	527,648	342,640

	114,254,920	113,201,391
Less accumulated depreciation and depletion	(97,596,105)	(94,551,966)

	16,658,815	18,649,425

Investment in joint venture	20,592,224	23,294,097
Note receivable	742,164	798,020

Total assets	$77,027,462	$90,048,855

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4,110,536	$6,900,035
Accrued liabilities	7,001,792	9,188,927
Due to affiliates	134,434	161,929

Total liabilities	11,246,762	16,250,891

Commitments and contingencies	—	—

Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	65,781	73,798
Lehigh Portland Holdings, LLC	65,781	73,798
Limited Partners’ Capital:
TLCC LP LLC	32,824,569	36,825,184
Lehigh Portland Investments, LLC	32,824,569	36,825,184

Total partners’ capital	65,780,700	73,797,964

Total liabilities and partners’ capital	$77,027,462	$90,048,855

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

	General Partners’ Capital		Limited Partners’ Capital		Total
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC
Balance at December 31, 2006 (unaudited)	$84,439	$84,439	$42,135,067	$42,135,067	$84,439,012
Net income for the year	66,949	66,949	33,407,527	33,407,527	66,948,952
Other comprehensive loss	(18)	(18)	(9,003)	(9,003)	(18,042)
Distribution of earnings	(74,000)	(74,000)	(36,926,000)	(36,926,000)	(74,000,000)

Balance at December 31, 2007	77,370	77,370	38,607,591	38,607,591	77,369,922
Net income for the year	68,199	68,199	34,031,305	34,031,305	68,199,008
Other comprehensive loss	(1,271)	(1,271)	(634,212)	(634,212)	(1,270,966)
Distribution of earnings	(70,500)	(70,500)	(35,179,500)	(35,179,500)	(70,500,000)

Balance at December 31, 2008	73,798	73,798	36,825,184	36,825,184	73,797,964
Net income for the year	50,563	50,563	25,230,887	25,230,887	50,562,900
Other comprehensive gain	420	420	209,498	209,498	419,836
Distribution of earnings	(59,000)	(59,000)	(29,441,000)	(29,441,000)	(59,000,000)

Balance at December 31, 2009	$65,781	$65,781	$32,824,569	$32,824,569	$65,780,700

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,562,900	$68,199,008	$66,948,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,585,216	4,121,831	4,705,343
Gain on sales of equipment	(3,925)	(157,177)	(10,727)
Equity in loss of unconsolidated joint venture	1,873	3,311	63,128
Changes in assets and liabilities:
Trade accounts receivable	4,192,371	2,020,422	(4,229,503)
Notes receivable	55,856	(315,583)	11,769
Inventories	(692,577)	(4,463,453)	2,400,804
Prepaid assets	7,900	(85,805)	157,118
Accounts payable	(2,789,499)	(906,320)	1,740,047
Accrued liabilities and due to affiliates	(1,794,794)	704,036	1,266,924

Net cash provided by operating activities	53,125,321	69,120,270	73,053,855

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(1,597,456)	(1,566,666)	(449,944)
Distributions from joint venture	2,700,000	1,200,000	—
Proceeds from sale of equipment	6,775	686,825	12,755

Net cash provided by (used in) investing activities	1,109,319	320,159	(437,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(59,000,000)	(70,500,000)	(74,000,000)

Net cash used in financing activity	(59,000,000)	(70,500,000)	(74,000,000)

Net decrease in cash and cash equivalents	(4,765,360)	(1,059,571)	(1,383,334)
Cash and cash equivalents at beginning of year	6,399,572	7,459,143	8,842,477

Cash and cash equivalents at end of year	$1,634,212	$6,399,572	$7,459,143

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

We evaluated all events or transactions that occurred after December 31, 2009 up through May 27, 2010, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Concentration of Risk -

One customer accounted for 16.1%, 17.5% and 12.8% of cement sales for 2009, 2008 and 2007, respectively, and 13.3% and 16.8% of accounts receivable at December 31, 2009 and 2008, respectively.

Notes Receivable -

The note receivable to Texas Lehigh is secured by liens on various pieces of equipment and bears interest at LIBOR plus 3%, which was approximately 4.7% and 6.6% at December 31, 2009 and 2008, respectively. The note is scheduled to mature in August 2011.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of operations. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2009 and 2008, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Depreciation and Depletion-

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

Federal Income Taxes -

No federal income taxes are payable by Texas Lehigh, and none have been provided for in the accompanying financial statements. The partners include their respective share of Company income or loss in their tax returns. Texas Lehigh is subject to Texas margin tax on its income earned in Texas.

Texas Lehigh’s tax return and the amount of allocable Company income or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Company income or losses, the tax liability of the partners could be changed accordingly. No such examinations are presently in process.

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold, respectively. Approximately $6,500,532, $9,983,446 and $8,834,655 were classified as cost of goods sold in 2009, 2008 and 2007, respectively.

Use of Estimates-

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

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Comprehensive Income -

A summary of comprehensive income for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Year ended December 31,
	2009	2008	2007
Net income	$50,562,900	$68,199,008	$66,948,952
Other comprehensive income:
Actuarial changes	419,836	(1,270,966)	(18,042)

Comprehensive income	$50,982,736	$66,928,042	$66,930,910

As of December 31, 2009, Texas Lehigh has an accumulated comprehensive loss of $1,813,869 in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported in a separate component of partners’ capital as “Other Comprehensive Gain”.

Fair Value Measures

Certain assets and liabilities are required to be recorded at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates. However, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. There are three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices for identical assets and liabilities in active markets.

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

(C) Accrued Liabilities

Accrued liabilities at December 31, 2009 and 2008 consist of the following:

	Year ended December 31,
	2009	2008
Payroll and incentive compensation	$2,069,470	$3,597,988
Benefits and insurance	1,564,404	1,649,817
Property taxes	1,499,633	1,501,250
Other	1,868,285	2,439,872

	$7,001,792	$9,188,927

Texas-Lehigh Cement Company LP

Notes to Financial Statements

(D) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were approximately $15,670,265, $61,587,087 and $52,865,877, and cost of sales was approximately $15,166,462, $56,773,370 and $47,450,765 for 2009, 2008 and 2007, respectively.

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

The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2009 and a statement of the funded status as of December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Reconciliation of Benefit Obligations

Benefit obligation at January 1	$4,107,101	$3,680,372
Service cost	153,512	138,718
Interest cost on projected benefit obligation	238,472	216,770
Actuarial gain (loss)	82,297	146,116
Benefits paid	(76,521)	(74,875)

Benefit obligation at December 31	4,504,861	4,107,101

Reconciliation of Fair Value of Plan Assets

Fair value of plan assets at January 1	2,541,874	3,533,066
Actual return on plan assets	489,820	(916,317)
Employer contributions	283,830	0
Benefits paid	(76,521)	(74,875)

Fair value of plan assets at December 31	$3,239,003	$2,541,874

Funded status at December 31	$(1,265,858)	$(1,565,227)

Texas-Lehigh Cement Company LP

Notes to Financial Statements

	December 31,
	2009	2008
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(1,265,858)	$(1,565,227)
Accumulated Other Comprehensive Loss:
Net Actuarial Loss	1,745,052	2,143,100
Prior Service Cost	68,817	90,605

Net Accumulated Other Comprehensive Income	$1,813,869	$2,233,705

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2009	2008
Projected Benefit Obligation	$4,504,861	$4,107,101
Accumulated Benefit Obligation	$4,484,717	$4,082,404
Fair Value of Plan Assets	$3,239,003	$2,541,874

Net periodic pension cost for the fiscal years ended December 31, 2009, 2008 and 2007 included the following components:

	Year ended December 31,
	2009	2008	2007
Service cost – benefits earned during the period	$153,512	$138,718	$133,683
Interest cost of projected benefit obligation	238,472	216,770	202,793
Expected return on plan assets	(208,424)	(279,726)	(255,770)
Recognized net actuarial loss	198,949	49,404	49,844
Amortization of prior-service cost	21,788	21,788	21,788

Net periodic pension cost	$404,297	$146,954	$152,338

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2010	$93,386
2011	96,793
2012	96,243
2013	108,527
2014	143,268
2015 – 2019	$984,717

Texas-Lehigh Cement Company LP

Notes to Financial Statements

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2009	2008	2007
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.75%	5.75%	6.00%
Compensation increase rate	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.75%	6.00%	6.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%
Compensation increase rate	4.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at year-end 2009 and 2008 and the range of target follows:

	Range of Target	Percentage of Plan Assets at Year-End
	Allocation	2009	2008
Asset category:
Equity securities	40-60%	60%	61%
Debt securities	35-60%	37%	37%
Other	0-5%	3%	2%

Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh anticipates making contributions of approximately $450,000 to the pension plan during 2010.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

The fair values of our defined benefit plans’ consolidated assets by category as of December 31, 2009 were as follows:

	December 31,
	2009	2008
Equity Securities	$1,962,955	$1,551,205
Fixed Income Securities	1,191,805	931,801
Cash Equivalents	84,243	58,868

Total	$3,239,003	$2,541,874

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note A. The fair values by category of inputs as of December 31, 2009 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$1,962,955	$—	$1,962,955
Fixed Income Securities (a)	—	1,191,805	—	1,191,805
Cash Equivalents (a)	—	84,243	—	84,243

	$—	$3,239,003	$—	$3,239,003

(a)	These funds are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were approximately $436,342, $570,683 and $548,870 in 2009, 2008 and 2007, respectively.

(F) Related-Party Transactions

Texas Lehigh had sales to affiliates of $26,950,759, $26,767,216 and $33,713,492 in 2009, 2008 and 2007, respectively, of which approximately $3,596,201 and $2,963,356 is included in trade accounts receivable at December 31, 2009 and 2008. Texas Lehigh purchased $1,474,238, $2,519,675 and $855,067 of cement from Lehigh in 2009, 2008 and 2007, respectively, and also purchased $5,984,422, $20,819,610 and $32,454,516 of cement from HCC in 2009, 2008 and 2007, respectively. Texas Lehigh accrued $125,887 and $1,247,135 for purchased cement received from these affiliates but not paid for at December 31, 2009 and 2008, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $2,051,460, $1,755,854 and $2,147,865 during 2009, 2008 and 2007. At December 31, 2009 and 2008, Texas Lehigh had accrued liabilities of $129,858 and $133,728, respectively, for the reimbursement of expenses paid by EXP.

(G) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management is of the opinion that all outstanding litigation will be resolved without material effect to the financial position or results of operations of Texas Lehigh.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying balance sheets of Texas Lehigh Cement Company LP (a Texas Limited partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 27, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established a system of disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2010. The effectiveness of our internal control over financial reporting as of March 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2010 of Eagle Materials Inc. and our report dated May 27, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Dallas, Texas

May 27, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 5, 2010 Annual Meeting of Stockholders (the “2010 EXP Proxy Statement”):

Items	Caption in the 2010 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change of Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

See Item 10 above.

EQUITY COMPENSATION PLANS

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2010. Our equity compensation plans have been approved by the Company’s shareholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(c)
Equity compensation plans approved by stockholders	2004	3,446,452	$33.97	3,264,690
Equity compensation plans not approved by shareholders		—	—	—

		3,446,452	$33.97	3,264,690

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(2)	Schedules

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

EAGLE MATERIALS INC.
Registrant

May 27, 2010	/s/ STEVEN R. ROWLEY
Steven R. Rowley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 27, 2010	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

May 27, 2010	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 27, 2010	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 27, 2010	/s/ F. WILLIAM BARNETT
F. William Barnett, Director

May 27, 2010	/s/ ROBERT L. CLARKE
Robert L. Clarke, Director

May 27, 2010	/s/ LAURENCE E. HIRSCH
Laurence E. Hirsch, Director

May 27, 2010	/s/ FRANK W. MARESH
Frank W. Maresh, Director

May 27, 2010	/s/ MICHAEL R. NICOLAIS
Michael R. Nicolais, Director

May 27, 2010	/s/ DAVID W. QUINN
David W. Quinn, Director

May 27, 2010	/s/ RICHARD R. STEWART
Richard R. Stewart, Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

Exhibit Number	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

3.4	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008 and incorporated herein by reference.

4.1*	Amended and Restated Credit Agreement dated as of December 16, 2004 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and PNC Bank, N.A. as Co-Syndication Agents, and Sun Trust Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, originally filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and filed herein.

4.2	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.3	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.4	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2(a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Incentive Plan, as amended and restated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2009 and incorporated herein by reference. (1)

10.3(a)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(b)	Form of Non-Qualified Stock Option Agreement (EBIT) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(c)	Form of Non-Qualified Stock Option Agreement (ROE) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(d)	Form of Non-Qualified Director Stock Option Agreement filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(e)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(f)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(g)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(h)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(i)	Form of Restricted Stock Unit Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(j)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(k)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3(l)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008 and incorporated herein by reference.(1)

10.3(m)	Form of Restricted Stock Unit Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008 and incorporated herein by reference.(1)

10.3(n)	Restricted Stock Agreement, dated June 10, 2008, between the Company and Mark V. Dendle filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 and incorporated herein by reference.(1)

10.3(o)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference).(1)

10.3(p)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference).(1)

10.3(q)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference). (1)

10.3(r)	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2010 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2009, and incorporated herein by reference).(1)

10.3(s)	Eagle Materials Inc. Special Situation Program for Fiscal Year 2010 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 22, 2009 and incorporated herein by reference.(1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference.(1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005 and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

10.9	Eagle Materials Inc. Director Compensation Summary (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009 and incorporated herein by reference). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.