Form 10-Q
period 2010-06-30
EAGLE MATERIALS INC
filed 2010-08-06
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 2, 2010, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,158,078

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2010

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2010	2009

Revenues	$130,794	$127,805

Cost of Goods Sold	114,363	108,074

Gross Profit	16,431	19,731

Equity in Earnings of Unconsolidated Joint Venture	6,512	7,301
Other Income	717	87

Operating Earnings	23,660	27,119

Corporate General and Administrative Expense	(3,703)	(4,293)

Earnings before Interest and Income Taxes	19,957	22,826

Interest Expense, Net	(5,290)	(5,633)

Earnings before Income Taxes	14,667	17,193

Income Taxes	(4,140)	(5,273)

Net Earnings	$10,527	$11,920

EARNINGS PER SHARE
Basic	$0.24	$0.27

Diluted	$0.24	$0.27

AVERAGE SHARES OUTSTANDING
Basic	43,832,372	43,581,646

Diluted	44,222,884	43,996,589

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$2,997	$1,416
Accounts and Notes Receivable	53,574	49,721
Inventories	106,505	105,871
Prepaid and Other Assets	3,508	4,266

Total Current Assets	166,584	161,274

Property, Plant and Equipment -	1,103,616	1,100,590
Less: Accumulated Depreciation	(480,198)	(468,121)

Property, Plant and Equipment, net	623,418	632,469
Notes Receivable	10,201	10,586
Investment in Joint Venture	33,190	33,928
Goodwill and Intangible Assets	152,016	152,175
Other Assets	23,480	23,344

	$1,008,889	$1,013,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$27,381	$27,840
Federal Income Taxes Payable	6,982	—
Accrued Liabilities	35,270	44,044
Current Portion of Bank Credit Facility	10,000	—

Total Current Liabilities	79,633	71,884
Long-term Debt	285,000	303,000
Other Long-term Liabilities	68,726	67,946
Deferred Income Taxes	122,424	125,584

Total Liabilities	555,783	568,414

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;
None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,158,078 and 43,830,794 Shares, respectively	442	438
Capital in Excess of Par Value	16,352	14,723
Accumulated Other Comprehensive Losses	(3,518)	(3,518)
Retained Earnings	439,830	433,719

Total Stockholders’ Equity	453,106	445,362

	$1,008,889	$1,013,776

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$10,527	$11,920
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Gain on Sale of Property, Plant and Equipment	(485)	—
Depreciation, Depletion and Amortization	12,450	12,819
Deferred Income Tax Provision	(3,160)	(3,015)
Stock Compensation Expense	649	1,050
Equity in Earnings of Unconsolidated Joint Venture	(6,512)	(7,301)
Excess Tax Benefits from Share Based Payment Arrangements	(259)	(129)
Distributions from Joint Venture	7,250	8,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(3,468)	(12,330)
Inventories	(634)	2,680
Accounts Payable and Accrued Liabilities	(7,088)	(1,158)
Other Assets	507	262
Income Taxes Payable	5,841	6,216

Net Cash Provided by Operating Activities	15,618	19,764

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,240)	(2,548)
Proceeds from Sale of Property, Plant and Equipment	600	—

Net Cash Used in Investing Activities	(2,640)	(2,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Bank Credit Facility	7,000	(30,000)
Repayment of Senior Notes	(15,000)	—
Dividends Paid to Stockholders	(4,381)	(4,354)
Proceeds from Stock Option Exercises	725	250
Excess Tax Benefits from Share Based Payment Arrangements	259	129

Net Cash Provided by (Used in) Financing Activities	(11,397)	(33,975)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,581	(16,759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,416	17,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,997	$1,039

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2010, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2010.

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

We evaluated all events or transactions that occurred after June 30, 2010 through the filing of these financial statements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $8.6 million and $9.0 million for the three months ended June 30, 2010 and 2009, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2010 and 2009, were $1.4 and $2.2 million, respectively.

(C)	COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended June 30, 2010 and 2009 was identical to net income for the same periods.

As of June 30, 2010, we had an accumulated other comprehensive loss of $3.5 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(D)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2010
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$438
Stock Option Exercises	4

Balance at End of Period	442

Capital in Excess of Par Value –
Balance at Beginning of Period	14,723
Stock Compensation Expense	649
Stock Option Exercises	980

Balance at End of Period	16,352

Retained Earnings –
Balance at Beginning of Period	433,719
Dividends Declared to Stockholders	(4,416)
Net Earnings	10,527

Balance at End of Period	439,830

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(3,518)

Balance at End of Period	(3,518)

Total Stockholders’ Equity	$453,106

There were no share repurchases during the three month period ended June 30, 2010. As of June 30, 2010, we have authorization to purchase an additional 717,300 shares.

(E)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2010	March 31, 2010
	(dollars in thousands)
Raw Materials and Material-in-Progress	$31,261	$33,092
Gypsum Wallboard	7,361	5,587
Finished Cement	11,168	11,639
Aggregates	12,768	12,691
Paperboard	1,785	1,789
Repair Parts and Supplies	39,270	38,743
Fuel and Coal	2,892	2,330

	$106,505	$105,871

(F)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2010	March 31, 2010
	(dollars in thousands)
Payroll and Incentive Compensation	$4,814	$8,507
Benefits	8,771	8,436
Interest	2,902	7,310
Insurance	6,448	6,384
Property Taxes	4,637	3,976
Other	7,698	9,431

	$35,270	$44,044

(G)	SHARE-BASED EMPLOYEE COMPENSATION

On January 8, 2004, our stockholders approved a new incentive plan (the “Plan”) that combined and amended the two previously existing stock option plans. In August 2009, our shareholders approved an amendment to the Plan which, among other things, increased the number of shares available for award under the Plan by 3 million shares. Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (“RSUs”), restricted stock and stock appreciation rights (collectively, the “Equity Awards”) to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of Equity Awards under the Plan.

Long-Term Compensation Plans -

Options. In May 2010, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 163,000 performance-vesting stock options pursuant to the Plan to certain individuals that can be earned, in whole or in part, if certain performance conditions are satisfied (the “Fiscal 2011 Stock Option Grant”). The performance and vesting criteria for the Fiscal 2011 Stock Option Grant are based on the achievement of specified levels of operating earnings, as well as the achievement of certain safety and operational metrics, at each of our business segments for the fiscal year ending March 31, 2011. For those options earned based on the performance criteria, one third will vest immediately, one third will vest on March 31, 2012 and the final third will vest on March 31, 2013. The options have a term of ten years from the date of grant, and any options not earned at March 31, 2011 will be forfeited. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2011 are as follows:

Fiscal 2010
Dividend Yield	2.0%
Expected Volatility	42.3%
Risk Free Interest Rate	3.0%
Expected Life	7.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.4 million and $0.7 million for the three month periods ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was approximately $3.7 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 4.2 years.

The following table represents stock option activity for the quarter ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at Beginning of Period	3,446,452	$33.32

Granted	163,000	$30.74

Exercised	(53,118)	$13.60

Cancelled	(600)	$37.13

Outstanding Options at End of Period	3,555,734	$34.13

Options Exercisable at End of Period	1,944,959

Weighted-Average Fair Value of Options Granted during the Period	$11.85

The following table summarizes information about stock options outstanding at June 30, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 7.27 - $ 9.91	145,217	0.98	$8.32	145,217	$8.32
$ 9.57 - $ 13.43	341,932	2.50	$12.35	341,932	$12.35
$ 21.52 - $ 29.08	1,336,876	3.88	$26.83	1,143,876	$26.25
$ 34.09 - $ 40.78	315,670	3.44	$37.83	245,770	$38.13
$ 47.53 - $ 62.83	1,416,039	4.07	$48.09	68,164	$59.06

	3,555,734	3.67	$34.13	1,944,959	$25.12

At June 30, 2010, there was no intrinsic value for outstanding options. The aggregate intrinsic value of exercisable options at that date was approximately $1.6 million. The total intrinsic value of options exercised during the three month period ended June 30, 2010 was approximately $0.9 million.

Restricted Stock Units. In May 2010, the same employees receiving stock options also received an aggregate of 207,500 RSUs. The vesting criteria for the RSUs are the same as the vesting criteria for the Fiscal 2011 Stock Option Grant. The value of the RSUs, net of expected forfeitures, is being expensed ratably over three years. Expense related to RSUs was approximately $0.1 million and $0.8 million for the three-month periods ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was approximately $1.8 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.9 years.

Restricted Stock. In May 2010, the Compensation Committee also approved the granting of an aggregate of 274,166 shares of restricted stock to certain key employees at both the corporate and subsidiary level that will be earned if our ten year average return on equity exceeds 17.25% at March 31, 2011. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the shares will be earned, but such shares will continue to have restrictions preventing the holder from selling, pledging, transferring or otherwise disposing of the shares until the holder satisfies the criteria for “retirement”.

Retirement, as related to the restricted shares, is defined as the shortest time frame of the following: a) the holder reaches the age of 65 and has more than ten years service; b) expiration of five years from the date of grant, and the holder has more than 25 years of service; or c) fifteen years from the date of grant. The value of the restricted shares, net of estimated forfeitures, is being expensed over each individual grantee’s retirement period. Expense related to restricted shares was $0.2 million and $0.1 million for the three-month period ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was approximately $7.0 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 7.6 years.

The number of shares available for future stock option, restricted stock unit, stock appreciation right and restricted stock grants under the Plan was 2,620,489 at June 30, 2010.

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2010	2009
Weighted-Average Shares of Common Stock Outstanding	43,832,372	43,581,646

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,657,584	971,073
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(1,342,920)	(675,980)
Restricted Shares	75,848	119,850

Weighted-Average Common and Common Equivalent Shares Outstanding	44,222,884	43,996,589

At June 30, 2010 and 2009, 1,981,871 and 2,534,894 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

(I)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$135	$139
Interest Cost of Benefit Obligations	256	251
Expected Return on Plan Assets	(206)	(279)
Recognized Net Actuarial Loss	194	77
Amortization of Prior-Service Cost	32	36

Net Periodic Pension Cost	$411	$224

(J)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2010 was approximately 28%.

(K)	CREDIT FACILITIES

Long-term debt consists of the following:

	As of
	June 30, 2010	March 31, 2010
	(dollars in thousands)
Bank Credit Facility	$10,000	$3,000
Senior Notes	285,000	300,000

Total Debt	295,000	303,000
Less Current Portion of Bank Credit Facility	(10,000)	—

Long-term Debt	$285,000	$303,000

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

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2010, we had $9.2 million of letters of credit outstanding.

We have $10 million of borrowings outstanding under the Bank Credit Facility at June 30, 2010, which have been classified as current as our Bank Credit Facility is scheduled to expire on June 30, 2011. We expect to have a new credit facility in place before the Bank Credit Facility expires on June 30, 2011. We currently have $330.8 million of borrowings available under the Bank Credit Facility at June 30, 2010.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the "2005 Note Purchase Agreement") related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the "Series 2005A Senior Notes") in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $22 million in principal of the Series 2005A Senior Notes. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$62.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the "2007 Note Purchase Agreement") related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the "Series 2007A Senior Notes") in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $93 million in principal of the Series 2007A Senior Notes. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$11.0 million	October 2, 2016	6.27%
Tranche C	$50.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at June 30, 2010.

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

(L)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Interest (Income)	$(2)	$(17)
Interest Expense	4,454	4,733
Interest Expense - IRS	780	799
Other Expenses	58	118

Interest Expense, net	$5,290	$5,633

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility, commitment fees based on the unused portion of the Bank Credit Facility and interest accrued on our unrecognized tax benefits. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

(M)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at June 30, 2010 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$39,372
Series 2005A Tranche B	78,358
Series 2005A Tranche C	61,889
Series 2007A Tranche A	9,916
Series 2007A Tranche B	11,583
Series 2007A Tranche C	52,125
Series 2007A Tranche D	37,230

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Bank Credit Facility also approximates its carrying value at June 30, 2010.

(N)	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We operate in four business segments: Gypsum Wallboard, Cement, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the United States and include the mining of gypsum and the manufacture and sale of gypsum wallboard, mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters and the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction and projects to build, expand and repair roads and highways.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Revenues -
Gypsum Wallboard	$58,200	$56,922
Cement	62,462	62,100
Paperboard	28,724	22,536
Concrete and Aggregates	11,323	14,610

Sub-total	160,709	156,168
Less: Intersegment Revenues	(11,075)	(11,042)

Net Revenues, including Joint Venture	149,634	145,126
Less: Joint Venture	(18,840)	(17,321)

Net Revenues	$130,794	$127,805

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Intersegment Revenues -
Cement	$992	$1,592
Paperboard	9,963	9,141
Concrete and Aggregates	120	309

	$11,075	$11,042

Cement Sales Volume (M Tons) -
Wholly –owned Operations	498	465
Joint Venture	204	187

	702	652

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Operating Earnings -
Gypsum Wallboard	$5,201	$3,408
Cement	13,633	17,081
Paperboard	3,794	5,033
Concrete and Aggregates	315	1,510
Other, net	717	87

Sub-total	23,660	27,119
Corporate General and Administrative	(3,703)	(4,293)

Earnings Before Interest and Income Taxes	19,957	22,826
Interest Expense, net	(5,290)	(5,633)

Earnings Before Income Taxes	$14,667	$17,193

Cement Operating Earnings -
Wholly –owned Operations	$7,121	$9,780
Joint Venture	6,512	7,301

	$13,633	$17,081

Capital Expenditures (1) -
Gypsum Wallboard	$120	$16
Cement	2,119	2,475
Paperboard	57	—
Concrete and Aggregates	920	57
Corporate Other	24	—

	$3,240	$2,548

Depreciation, Depletion and Amortization (1) -
Gypsum Wallboard	$5,466	$5,636
Cement	3,734	3,679
Paperboard	2,259	2,281
Concrete and Aggregates	841	1,018
Other, net	150	205

	$12,450	$12,819

	As of
	June 30, 2010	March 31, 2010
	(dollars in thousands)
Identifiable Assets (1) -
Gypsum Wallboard	$455,364	$466,426
Cement	314,694	308,606
Paperboard	149,086	149,602
Concrete and Aggregates	54,450	51,787
Corporate and Other	35,295	37,355

	$1,008,889	$1,013,776

(1)	Basis conforms with equity method accounting.

Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and unrecognized tax benefits. The segment breakdown of goodwill is as follows:

	As of
	June 30, 2010	March 31, 2010
	(dollars in thousands)
Gypsum Wallboard	$116,618	$116,618
Cement	8,359	8,359
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at the end of the first quarter for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2011, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2010	2010
	(dollars in thousands)
Revenues	$34,038	$32,978
Gross Margin	$14,120	$15,718
Earnings Before Income Taxes	$13,023	$14,602

	As of
	June 30, 2010	March 31, 2010
	(dollars in thousands)
Current Assets	$40,391	$39,034
Non-Current Assets	$35,615	$37,993
Current Liabilities	$11,277	$11,247

(O)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2010, we had contingent liabilities under these outstanding letters of credit of approximately $9.2 million.

The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)

Accrual Balances at Beginning of Period	$6,384	$5,794

Insurance Expense Accrued	754	977

Payments	(690)	(725)

Accrual Balance at End of Period	$6,448	$6,046

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

We are currently contingently liable for performance under $9.0 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

We have various litigation, commitments and contingencies in the ordinary course of business. Management believes that none of the litigation in which it or any subsidiary is currently involved is likely to have a material adverse effect on our consolidated financial condition or results of operations.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. We intend to file refund claims with the IRS to recover all $98.7 million and, in the event those refund claims are denied, we intend to file a lawsuit in Federal District Court to recover the requested refunds.

In the event we reach a settlement with the IRS through negotiation or in the courts, we will reverse any accrued interest and penalties in excess of the negotiated settlement through the Consolidated Statement of Earnings. In the event we are unable to negotiate a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment in court. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended June 30, 2010 and 2009, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2010	2009	Change
	(In thousands except per share)
Revenues (1)	$160,709	$156,168	3%
Operating Costs (1)	(137,766)	(129,136)	7%
Other Income, net	717	87	724%

Operating Earnings	23,660	27,119	(13%)
Corporate General and Administrative	(3,703)	(4,293)	(14%)
Interest Expense, net	(5,290)	(5,633)	(6%)

Earnings Before Income Taxes	14,667	17,193	(15%)
Income Taxes	(4,140)	(5,273)	(22%)

Net Earnings	$10,527	$11,920	(12%)

Diluted Earnings per Share	$0.24	$0.27	(11%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. Revenues increased during the first quarter of fiscal 2011, as compared to fiscal 2010. The increase during the three months ended June 30, 2010, as compared to the same period in 2009, is primarily due to a 28% increase in revenues in our paperboard segment, partially offset by a 23% decline in revenues in our concrete and aggregates segment. Revenues for our two largest segments, gypsum wallboard and cement, were relatively flat, with only a slight increase. The increase in revenues in our paperboard segment was due primarily to increased average sales price and increased volume during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010. The decrease in revenues from our concrete and aggregates segment was primarily due to decreases in concrete volumes, and decreases in average sales prices for both concrete and aggregates, as compared to the first quarter of fiscal 2010.

Other Income. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Costs. Operating costs increased during the three month period ended June 30, 2010, as compared to the similar period in 2009, primarily due to increased sales volumes for all of our segments except concrete. Our paperboard segment had the largest increase in operating costs during the three month period ended June 30, 2010, as compared to 2009, primarily due to the increase in the cost of recycled fiber, the primary raw material in the production of paper.

Operating Earnings. Operating earnings decreased 13% to $23.7 million for the quarter ended June 30, 2010, as compared to the three month period ended June 30, 2009, primarily due to increased operating expenses, as described above, and declines in average sales prices for all segments except recycled paperboard. The increase in operating expenses was partially offset by increased net revenues.

Corporate General and Administrative. Corporate general and administrative expense declined by 14% during the first quarter of fiscal 2011, as compared to the similar quarter in 2010. The decline in corporate general and administrative expense is due primarily to lower stock compensation and incentive compensation costs. RSUs with a one year vesting period, issued in August 2008 and fully vesting by August 2009, were the primary reason stock compensation expense was greater during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2011, while lower operating earnings during the quarter ended June 30, 2010, as compared to the same quarter in 2009, resulted in lower incentive compensation costs during the three month period ended June 30, 2010 as compared to the similar quarter ended in 2009.

Interest Expense, Net. Net interest expense decreased 6% to $5.3 million for the first quarter of fiscal 2011, as compared to $5.6 million for the first quarter of fiscal 2010. The decrease in expense is related primarily to our repurchase of $15 million in private placement debt during April 2010, and lower average outstanding amounts under our Bank Credit Facility, resulting in lower average borrowings during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010.

Income Taxes. The estimated effective tax rate for fiscal 2011 is 28% at June 30, 2010, as compared to 31% at June 30, 2009. The expected tax rate for the full fiscal year 2011 is also estimated to be 29%, as compared to an effective tax rate of 26% for fiscal 2010.

Net Earnings and Diluted Earnings per Share. Pre-tax earnings of $14.7 million were 15% less than last year’s first quarter pre-tax earnings of $17.2 million. Net earnings of $10.5 million decreased 12% from net earnings of $11.9 million for last year’s same quarter. Diluted earnings per share of $0.24 were 11% less than the $0.27 for last year’s same quarter.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended June 30,
	2010	2009	Percentage Change
	(In thousands except per unit)
Revenues (1)
Gypsum Wallboard	$58,200	$56,922	2%
Cement (2)	62,462	62,100	1%
Recycled Paperboard	28,724	22,536	28%
Concrete and Aggregates	11,323	14,610	(23%)

Gross Revenues	$160,709	$156,168	3%

Sales Volume
Gypsum Wallboard (MMSF)	454	445	2%
Cement (M Tons) (2)	702	652	8%
Recycled Paperboard (M Tons)	59	56	5%
Concrete (M Yards)	117	157	(25%)
Aggregates (M Tons)	627	577	9%

Average Net Sales Prices (3)
Gypsum Wallboard	$98.15	$100.00	(2%)
Cement (2)	81.39	88.86	(8%)
Recycled Paperboard	481.47	400.04	20%
Concrete	63.99	68.43	(6%)
Aggregates	6.05	6.71	(10%)

Operating Earnings
Gypsum Wallboard	$5,201	$3,408	53%
Cement (2)	13,633	17,081	(20%)
Recycled Paperboard	3,794	5,033	(25%)
Concrete and Aggregates	315	1,510	(79%)
Other, net	717	87	724%

Net Operating Earnings	$23,660	$27,119	(13%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Gypsum Wallboard Operations. The increase in revenues during the three month period ended June 30, 2010, as compared to 2009, is due primarily to the slight increase in sales volume. Despite the increase in sales volume, the average net sales price decreased 2% during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, partially due to increased transportation costs. Operating earnings for gypsum wallboard increased during the first quarter of fiscal 2011, as compared to fiscal 2010, primarily due to lower operating expenses, namely natural gas and labor.

Cement Operations. Revenues increased during the three month period ended June 30, 2010, as compared to the similar period in 2009, primarily due to increased sales volumes, partially offset by lower average sales prices. The increase in sales volumes was consistent throughout all of our markets. Purchased cement sales increased to approximately 45,000 tons during the three month period ended June 30, 2010 as compared to approximately 27,000 tons during the three month period ended June 30, 2009, with the majority of the purchased cement sales occurring in our Texas market. Average sales prices declined in all markets during the three months ended June 30, 2010, as compared to 2009. The decline in average sales prices during the fiscal first quarter was primarily due to increased competitiveness in our markets. Operating earnings declined during the first quarter of fiscal 2011, as compared to fiscal first quarter 2010 primarily due to the decline in average sales prices, partially offset by reduced operating expenses, namely parts, supplies and outside services, and electricity.

Recycled Paperboard Operations. Net revenues increased 28% during the quarter ended June 30, 2010, as compared to the similar quarter in 2009, primarily due to the 5% increase in sales volume and a 20% increase in the average sales price. The increase in sales volume is primarily due to increased sales of non-gypsum paper. The increase in the average selling price per ton during the three month period ended June 30, 2010, as compared to the similar period in 2009, is primarily due to the price escalators in our long-term sales agreement. Despite the increase in net revenues, operating earnings decreased 25% in the first quarter of fiscal 2011, as compared to fiscal 2010, primarily due to decreases in the volume of higher margin gypsum paper sales and increases in the cost of recycled fiber, our primary raw material. Sales of gypsum paper represented 50% of our sales volume during the quarter ended June 30, 2009, as compared to 43% for the current quarter end. On a per ton basis, fiber costs increased approximately 150% during the first quarter of fiscal 2011, as compared to fiscal 2010.

Concrete and Aggregates Operations. The decline in revenue during the first quarter of fiscal 2011, as compared to fiscal 2010, was primarily due the decline in average sales prices for both concrete and aggregates, and the 25% decline in sales volumes for concrete, partially offset by increased sales volumes for aggregates. Although aggregate sales volumes increased, the average sales price declined due to increased sales of lower priced material. The decline in concrete volume is due to the poor economic conditions in our markets, especially northern California. The decrease in revenues was the primary reason for the decline in operating earnings during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010.

GENERAL OUTLOOK

Calendar 2010 continues to be a very difficult year economically in the United States, and particularly in the building materials and construction products businesses. Despite the passage of the first time homebuyer tax credit, and the American Recovery and Reinvestment Act of 2009 (the “Act”), the full effects of infrastructure spending have not been achieved, and commercial and residential construction activity remains at cyclic low levels. The portion of the Act related to infrastructure is expected to have more impact in the latter half of calendar 2010 as more infrastructure projects are approved and funded. Although we anticipate the administration will continue to address the current financial crisis throughout calendar 2010, there can be no assurance as to the actual impact that these legislative initiatives, or any other similar governmental programs, will have on our business, financial condition or results of operations.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry continuing to operate at a utilization rate of approximately 50%. The reduction in capacity utilization continues to negatively impact gypsum wallboard pricing. We do not anticipate wallboard consumption to improve significantly during calendar 2010.

In response to the continued uncertainty of gypsum wallboard paper demand, our recycled paperboard segment continues to exercise sales opportunities in several other markets to ensure that our paper operation maximizes its operating earnings. Fiber prices, which climbed to an all time historical high in the latter part of fiscal 2010, remain elevated. This elevated price is largely the result of the expiration of the Black Liquor tax credit, the continued presence of export demand and increased demand for recycled containerboard products. It is anticipated that average recycled fiber prices will be greater this year than in fiscal 2010. The expected cost of natural gas, another significant cost component, is anticipated to remain consistent during fiscal 2011. Electrical costs will increase in fiscal 2011 as the refund credits received throughout fiscal 2010 (due to improperly allocated prior years’ trading margins and fuel surcharges) have expired. There is a base rate increase scheduled for review at the Oklahoma Corporation Commission in July 2010. Pending the outcome of that rate case, the production costs and operating earnings of our paperboard segment may be negatively impacted by increases in electrical costs later during fiscal 2011.

Cement demand in all U.S. regions continues to be impacted by decreasing residential housing construction, the softening of the commercial construction market and the expanding state government budget deficits, which are expected to hinder cement consumption during the remainder of calendar 2010. Cement consumption in the U.S. declined approximately 4% during the first six months of calendar 2010, as compared to the first six months of calendar 2009. The U.S. cement industry reduced imports of foreign cement throughout the last several years as consumption declined; currently foreign cement comprised approximately 8% of total cement consumption through May 2010, which is consistent with the same period in 2009. We curtailed importing of cement the last several years; however, we expect to import more cement in fiscal 2011 than fiscal 2010, though total amounts are still expected to be low compared to historical levels. We are beginning to see some impact of the increased infrastructure spending as part of the stimulus package passed during the first quarter of calendar 2009, and expect an increase in consumption over the remainder of calendar 2010 due to the increased stimulus spending.

We expect concrete and aggregate sales volumes and sales prices to be depressed throughout the remainder of calendar 2010 in our markets as both residential and infrastructure spending remain soft. Impact from the stimulus bill most likely will not be realized until the latter half of calendar 2010; however, the amount of stimulus funds for our markets is not expected to be significant.

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

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)

Net Cash Provided by Operating Activities	$15,618	$19,764
Investing Activities:
Additions to Property, Plant and Equipment	(3,240)	(2,548)
Proceeds from Sale of Property, Plant and Equipment	600	—

Net Cash Used in Investing Activities	(2,640)	(2,548)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	259	129
Increase (Decrease) in Notes Payable	7,000	(30,000)
Dividends Paid	(4,381)	(4,354)
Repayment of Senior Notes	(15,000)	—
Proceeds from Stock Option Exercises	725	250

Net Cash Provided by (Used in) Financing Activities	(11,397)	(33,975)

Net Increase (Decrease) in Cash	$1,581	$(16,759)

Cash flow from operating activities decreased by approximately $4.0 million during the three month period ended June 30, 2010, as compared to the similar period in 2009, primarily due to a $1.4 million decrease in net earnings and a decrease of approximately $1.0 million in distributions from our joint venture. Use of cash from changes in operating assets and liabilities was relatively flat, increasing $0.5 million during the three months ended June 30, 2010, as compared to the similar period in 2009.

Net cash used in investing activities during the three month period ended June 30, 2010 was consistent with the similar period in 2009. Although capital expenditures increased during the first quarter in fiscal 2011, as compared to fiscal 2010, we still expect capital expenditures for the full year of fiscal 2011 to be consistent with capital expenditures during fiscal 2010.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. We intend to file refund claims with the IRS to recover all $98.7 million and, in the event those refund claims are denied, we intend to file a lawsuit in Federal District Court to recover the requested refunds. See Footnote (O) of the Unaudited Consolidated Financial Statements for additional information.

Net cash used in financing activities was $11.4 million during the three month period ended June 30, 2010, as compared to net cash used in financing activities of $34.0 million during the three month period ended June 30, 2009. The decrease in cash used in financing activities is primarily due to the reduction in debt repayments during the three months ended June 30, 2010, as compared to the similar period in 2009. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 39.4% and 39.2%, respectively, at June 30, 2010, as compared to 40.5% and 40.4%, respectively, at March 31, 2010.

Working capital decreased to $87.0 million at June 30, 2010, compared to $89.4 million at March 31, 2010, primarily due to our classification of $10.0 million owed under our Bank Credit Facility as current during the quarter ended June 30, 2010. The decrease in working capital due to the reclassification of the Bank Credit Facility was slightly offset by reduced accrued liabilities. We do not have any material contractual obligations related to long-term capital projects at June 30, 2010. We were in compliance at June 30, 2010 with all the terms and covenants of our credit agreements.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2011, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

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

We have $10 million of borrowings outstanding under the Bank Credit Facility at June 30, 2010, which have been classified as current, as our Bank Credit Facility is scheduled to expire on June 30, 2011. We expect to have a new credit facility in place before the Bank Credit Facility expires on June 30, 2011. We currently have $330.8 million of borrowings available under the Bank Credit Facility at June 30, 2010.

Senior Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $22 million in principal of the Series 2005A Senior Notes. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$62.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $93 million in principal of the Series 2007A Senior Notes. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

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

Other than the Bank Credit Facility, we have no other source of committed external financing in place. In the event the Bank Credit Facility were terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

Our Bank Credit Facility, under which we currently owe $10.0 million, matures in June 2011. We believe our cash flows from operations provide us with sufficient liquidity and we believe current market conditions provide us with an opportunity to refinance the Bank Credit Facility before the maturity date.

We do not have any off balance sheet debt, except for approximately $12 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At June 30, 2010, we had $9.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $9.0 million in performance bonds relating primarily to our mining operations.

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

Cash used for Share Repurchases.

The Company did not repurchase any of its shares during the three month period ended June 30, 2010. As of June 30, 2010, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid were $4.4 million for both the three months ended June 30, 2010 and 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)

Land and Quarries	$—	$12
Plants	2,800	1,275
Buildings, Machinery and Equipment	440	1,261

Total Capital Expenditures	$3,240	$2,548

For fiscal 2011, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2010 outstanding borrowings under the Bank Credit Facility totaled $10.0 million. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

Item 4.	Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

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

Legislative and regulatory measures to address emissions of Green House Gasses (“GHG’s”) are in various phases of discussions or implementation at the international, national, regional and state levels. On the federal level, legislation imposing restrictions on GHGs is under active consideration. Proposed legislation has passed the U.S. House of Representatives and legislation is pending in the U.S. Senate. Among other things, the bills would establish a cap on emissions of GHGs from certain industries in the United States, including cement manufacturing beginning in 2013. The bills would require these capped sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.

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

During 2009, the EPA also issued a proposed rule amendment to the National Emissions Standards for Hazardous Air Pollutants, or NESHAP, that would significantly reduce the permitted levels of emissions of certain air pollutants from Portland cement kilns. The NESHAP amendment would set limits on mercury emissions from existing Portland cement kilns and would increase the stringency of emission limits for new kilns. The NESHAP amendment would also set emission limits for total hydrocarbons, particulate matter and sulfur dioxide from cement kilns of all sizes and would reduce hydrochloric acid emissions from kilns that are large emitters. The NESHAP amendment, if adopted as proposed, would take full effect no earlier than 2013, and could materially increase capital costs and cost of production for the Company, and the industry as a whole.

The EPA recently released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”), which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. Because the EPA’s proposed regulations must go through a public comment period before becoming final, it is not possible to accurately predict the regulations that will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

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

The disclosure required under this Item is included in Item 1. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference.

Item 6.	Exhibits

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 24, 2010, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference). (1)

10.4	Eagle Materials Inc. American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference). (1)

10.5	Eagle Materials Inc. Special Situation Program for Fiscal Year 2011 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference. (1)

10.6*	Form of Non-Qualified Stock Option Agreement. (1)

10.7*	Form of Restricted Stock Unit Agreement. (1)

10.8*	Form of Restricted Stock Agreement. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on August 6, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended June 30, 2010 and June 30, 2009, (ii) the consolidated balance sheets at June 30, 2010 and March 31, 2010, (iii) the consolidated statements of cash flows for the three months ended June 30, 2010 and June 30, 2009, and (iv) the notes to the consolidated financial statements (tagged as blocks of text). (2)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
(2)

Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

August 6, 2010	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

August 6, 2010	/s/ D. CRAIG KESLER
D. Craig Kesler
Executive Vice President – Finance and Administration and Chief Financial Officer
(principal financial officer)

August 6, 2010	/s/ WILLIAM R. DEVLIN
William R. Devlin
Senior Vice President – Controller and Chief Accounting Officer
(principal accounting officer)