Form 10-Q
period 2010-09-30
EAGLE MATERIALS INC
filed 2010-11-05
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2010

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

☑	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

As of November 2, 2010, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,178,360

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2010

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009

Revenues	$132,135	$138,185	$262,929	$265,990

Cost of Goods Sold	118,586	117,772	232,949	225,846

Gross Profit	13,549	20,413	29,980	40,144

Equity in Earnings of Unconsolidated Joint Venture	4,160	5,065	10,672	12,366
Other Income (Expense)	175	(84)	892	3

Operating Earnings	17,884	25,394	41,544	52,513

Corporate General and Administrative	(4,415)	(4,851)	(8,118)	(9,144)

Earnings Before Interest and Taxes	13,469	20,543	33,426	43,369

Interest Expense, Net	(3,148)	(5,601)	(8,438)	(11,234)

Earnings Before Income Taxes	10,321	14,942	24,988	32,135

Income Tax Expense	(691)	(4,520)	(4,831)	(9,793)

Net Earnings	$9,630	$10,422	$20,157	$22,342

EARNINGS PER SHARE:
Basic	$0.22	$0.24	$0.46	$0.51

Diluted	$0.22	$0.24	$0.46	$0.51

AVERAGE SHARES OUTSTANDING:
Basic	43,855,326	43,630,040	43,843,912	43,605,975

Diluted	44,169,251	44,012,140	44,200,303	44,004,492

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$8,001	$1,416
Accounts and Notes Receivable	54,744	49,721
Inventories	102,952	105,871
Prepaid Income Taxes	2,374	—
Prepaid and Other Assets	2,758	4,266

Total Current Assets	170,829	161,274

Property, Plant and Equipment -	1,105,216	1,100,590
Less: Accumulated Depreciation	(491,788)	(468,121)

Property, Plant and Equipment, net	613,428	632,469
Notes Receivable	9,857	10,586
Investment in Joint Venture	30,350	33,928
Goodwill and Intangible Assets	151,857	152,175
Other Assets	24,214	23,344

	$1,000,535	$1,013,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$31,954	$27,840
Accrued Liabilities	42,172	44,044
Current Portion of Bank Credit Facility	10,000	—

Total Current Liabilities	84,126	71,884
Long-term Debt	285,000	303,000
Other Long-term Liabilities	40,330	67,946
Deferred Income Taxes	124,761	119,299

Total Liabilities	534,217	562,129

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;
None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,178,360 and 43,830,794 Shares, respectively	442	438
Capital in Excess of Par Value	18,066	14,723
Accumulated Other Comprehensive Losses	(3,518)	(3,518)
Retained Earnings	451,328	440,004

Total Stockholders’ Equity	466,318	451,647

	$1,000,535	$1,013,776

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$20,157	$22,342
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	24,839	25,453
Gain on Sale of Property, Plant and Equipment	(485)	—
Deferred Income Tax Provision	4,157	(3,317)
Stock Compensation Expense	2,061	2,085
Excess Tax Benefits from Share Based Payment Arrangements	(375)	(197)
Equity in Earnings of Unconsolidated Joint Venture	(10,672)	(12,366)
Distributions from Joint Venture	14,250	17,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(4,294)	(15,665)
Inventories	2,919	11,883
Accounts Payable and Accrued Liabilities	971	6,485
Other Assets	(1,864)	3,021
Income Taxes Payable	(24,701)	2,321

Net Cash Provided by Operating Activities	26,963	59,045

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(5,467)	(9,864)
Proceeds from Sale of Property, Plant and Equipment	600	—

Net Cash Used in Investing Activities	(4,867)	(9,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Bank Credit Facility	7,000	(55,000)
Repayment of Senior Notes	(15,000)	—
Dividends Paid to Stockholders	(8,797)	(8,715)
Proceeds from Stock Option Exercises	911	950
Excess Tax Benefits from Share Based Payment Arrangements	375	197

Net Cash Used in Financing Activities	(15,511)	(62,568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,585	(13,387)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,416	17,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,001	$4,411

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the six month period ended September 30, 2010, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2010.

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

We evaluated all events or transactions that occurred after September 30, 2010 through the filing of these financial statements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $9.0 million and $9.3 million for the six months ended September 30, 2010 and 2009, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2010 and 2009, were $33.5 million and $10.9 million, respectively.

(C)	COMPREHENSIVE INCOME

Comprehensive income for the six month periods ended September 30, 2010 and 2009 was identical to net income for the same periods.

As of September 30, 2010, we had an accumulated other comprehensive loss of $3.5 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(D)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2010
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$438
Stock Option Exercises	4

Balance at End of Period	442

Capital in Excess of Par Value –
Balance at Beginning of Period	14,723
Stock Compensation Expense	2,061
Stock Option Exercises	1,282

Balance at End of Period	18,066

Retained Earnings –
Balance at Beginning of Period	433,719
FIN 48 Adjustment – See Below	6,285

Balance at Beginning of Period	440,004
Dividends Declared to Stockholders	(8,833)
Net Earnings	20,157

Balance at End of Period	451,328

Accumulated Other Comprehensive Loss –
Balance at Beginning of Period	(3,518)

Balance at End of Period	(3,518)

Total Stockholders’ Equity	$466,318

There were no share repurchases during the three and six month periods ended September 30, 2010. As of September 30, 2010, we have authorization to purchase an additional 717,300 shares.

During the quarter ended September 30, 2010, we paid and applied cash deposits for the payment of federal tax, penalty and interest related to the dispute with the Internal Revenue Service (“IRS”) regarding the Republic Asset Acquisition for tax years 2001 through 2006 (See Footnote (L) to the Unaudited Consolidated Financial Statements for more details on the Republic transaction). The above adjustment reflects the tax benefit of the interest deduction allowed on amounts related to unrecognized tax benefits that was not included in the cumulative effect adjustment relating to our original adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, primarily codified in Accounting Standards Codification 740-10, in fiscal 2008. We are correcting the cumulative effect of our adoption of FIN 48 in fiscal year 2011 because we concluded, after evaluation, that the effect of the adjustment is not material to the current or any prior financial statements. This adjustment has not affected income or expense since the date of the adoption.

(E)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2010	March 31, 2010
	(dollars in thousands)
Raw Materials and Material-in-Progress	$30,597	$33,092
Gypsum Wallboard	7,015	5,587
Finished Cement	8,149	11,639
Paperboard	2,413	1,789
Aggregates	12,308	12,691
Repair Parts and Supplies	40,369	38,743
Fuel and Coal	2,101	2,330

	$102,952	$105,871

(F)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2010	March 31, 2010
	(dollars in thousands)
Payroll and Incentive Compensation	$5,046	$8,507
Benefits	9,406	8,436
Interest	7,003	7,310
Insurance	6,846	6,384
Property Taxes	6,027	3,976
Other	7,844	9,431

	$42,172	$44,044

(G)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Weighted-Average Shares of Common Stock Outstanding	43,855,326	43,630,040	43,843,912	43,605,975

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	653,322	945,982	1,155,453	958,528
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(444,133)	(650,502)	(893,527)	(663,241)
Restricted Shares	104,736	86,620	94,465	103,230

Weighted-Average Common and Common Equivalent Shares Outstanding	44,169,251	44,012,140	44,200,303	44,004,492

Shares Excluded Due to Anti-dilution Effects	2,942,059	2,527,720	2,392,784	2,531,307

(H)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2010 was approximately 25%, excluding the impact of discrete items.

During the quarter ended September 30, 2010, we asked the IRS to apply payments made on deposit to tax, penalties and interest related to our dispute involving the Republic Asset Acquisition. Furthermore, amended state returns and payments were made during this quarter that reported the federal audit adjustment. Due to the application of the deposits to payments and the filing of amended state returns, we were able to deduct certain items paid for state and federal taxes during the quarter, totaling approximately $1.5 million on an after-tax basis, that were treated as discrete items during the three month period ended September 30, 2010.

(I)	SHARE-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans -

Options. In May 2010, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 163,000 performance-vesting stock options pursuant to the Plan to certain individuals that can be earned, in whole or in part, if certain performance conditions are satisfied (the “Fiscal 2011 Employee Stock Option Grant”). The performance and vesting criteria for the Fiscal 2011 Employee Stock Option Grant are based on the achievement of specified levels of operating earnings, as well as the achievement of certain safety and operational metrics, at each of our business segments for the fiscal year ending March 31, 2011. For those options earned based on the performance criteria, one third will vest immediately, one third will vest on March 31, 2012 and the final third will vest on March 31, 2013. The options have a term of ten years from the date of grant, and any options not earned at March 31, 2011 will be forfeited. In August 2010, we granted options to members of the Board of Directors (the “Fiscal 2011 Board of Directors Grant”). Options granted under the Fiscal 2011 Board of Directors Grant vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years. The Fiscal 2011 Employee Stock Option Grant and Fiscal 2011 Board of Directors Grant were both valued at the grant date using the Black-Scholes option pricing model.

The average weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2011 are as follows:

Fiscal 2010
Dividend Yield	2.0%
Expected Volatility	42.3%
Risk Free Interest Rate	3.0%
Expected Life	7.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.4 million and $1.2 million for the three and six month periods ended September 30, 2010, respectively, and $1.4 million and $1.8 million for the three and six month periods ended September 30, 2009, respectively. At September 30, 2010, there was approximately $2.9 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 4.0 years.

The following table represents stock option activity for the six month period ended September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,446,452	$33.32

Granted	269,502	$28.45

Exercised	(80,327)	$12.28

Cancelled	(600)	$37.13

Outstanding Options at End of Period	3,635,027	$34.04

Options Exercisable at End of Period	2,041,152

Weighted-Average Fair Value of Options Granted during the Period	$10.88

The following table summarizes information about stock options outstanding at September 30, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 8.15 - $ 13.43	464,440	1.88	$11.34	464,440	$11.34
$ 21.52 - $ 30.74	1,438,878	4.90	$26.71	1,251,878	$26.16
$ 34.09 - $ 40.78	315,670	3.19	$37.83	253,670	$38.13
$ 47.53 - $ 62.83	1,416,039	3.78	$48.09	71,164	$58.67

	3,635,027	3.93	$34.04	2,041,152	$25.41

At September 30, 2010, there was no aggregate intrinsic value for outstanding or exercisable options. The total intrinsic value of options exercised during the six month period ended September 30, 2010 was approximately $1.3 million.

Restricted Stock Units. In May 2010, the same employees receiving stock options also received an aggregate of 207,500 RSUs. The vesting criteria for the RSUs are the same as the vesting criteria for the Fiscal 2011 Employee Stock Option Grant. The value of the RSUs, net of expected forfeitures, is being expensed ratably over three years. Expense related to RSUs was approximately $0.2 million and $0.3 million for the three and six month periods ended September 30, 2010, respectively, and $0.4 and $1.2 for the three and six month periods ended September 30, 2009, respectively. At September 30, 2010, there was approximately $1.7 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.9 years.

Restricted Stock. In May 2010, the Compensation Committee also approved the granting of an aggregate of 274,166 shares of restricted stock to certain key employees at both the corporate and subsidiary level that will be earned if our ten year average return on equity exceeds 17.25% at March 31, 2011. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the shares will be earned, but such shares will continue to have restrictions preventing the holder from selling, pledging, transferring or otherwise disposing of the shares until the holder satisfies the criteria for “retirement”. Retirement, as related to the restricted shares, is defined as the shortest time frame of the following: a) the holder reaching the age of 65 and having more than ten years service; b) expiration of five years from the date of grant, and the holder having more than 25 years of service; or c) fifteen years from the date of grant. The value of the restricted shares, net of estimated forfeitures, is being expensed over each individual grantee’s retirement period. Expense related to restricted shares was $0.3 million and $0.5 million for the three and six month periods ended September 30, 2010, respectively, and $0.1 million for both of the three and six month periods ended September 30, 2009. At September 30, 2010, there was approximately $6.7 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 7.3 years.

The number of shares available for future stock option, restricted stock unit, stock appreciation right and restricted stock grants under the Plan was 2,512,990 at September 30, 2010.

(J)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned during the Period	$135	$139	$270	$278
Interest Cost of Benefit Obligations	256	251	512	502
Expected Return on Plan Assets	(206)	(279)	(412)	(558)
Recognized Net Actuarial Loss	194	77	388	154
Amortization of Prior-Service Cost	32	36	64	72

Net Periodic Pension Cost	$411	$224	$822	$448

(K)	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2010	March 31, 2010
	(dollars in thousands)
Bank Credit Facility	$10,000	$3,000
Senior Notes	285,000	300,000

Total Debt	295,000	303,000
Less Current Portion of Bank Credit Facility	(10,000)	—

Long-term Debt	$285,000	$303,000

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

The Bank Credit Facility has a $25 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2010, we had $9.2 million of letters of credit outstanding.

We have $10 million of borrowings outstanding under the Bank Credit Facility at September 30, 2010, which have been classified as current as our Bank Credit Facility is scheduled to expire on June 30, 2011. We anticipate having a new credit facility in place before the Bank Credit Facility expires on June 30, 2011. We currently have $330.8 million of borrowings available under the Bank Credit Facility at September 30, 2010.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at September 30, 2010.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2010, we had contingent liabilities under these outstanding letters of credit of approximately $9.2 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended September 30,		As of and For the Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Accrual Balances at Beginning of Period	$6,448	$6,046	$6,384	$5,794

Insurance Expense Accrued	792	692	1,546	1,669

Payments	(394)	(126)	(1,084)	(851)

Accrual Balance at End of Period	$6,846	$6,612	$6,846	$6,612

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

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75.0 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. We have filed refund claims with the IRS to recover all $98.7 million, plus interest, and in the event those refund claims are denied, we will file a lawsuit in Federal District Court to recover the requested refunds.

In connection with the application of the $98.7 million in deposits to payment of Federal taxes, we also paid $5.8 million in state income taxes to various states during the quarter ended September 30, 2010.

In the event we reach a settlement with the IRS through negotiation or in the courts, we will reverse any accrued taxes, interest and penalties in excess of the negotiated settlement through the Consolidated Statement of Earnings. In the event we are unable to negotiate a settlement, we believe we have a substantial basis for our tax position, and intend to vigorously contest the proposed adjustment in court. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any. We were notified in October 2010 that the IRS will begin examination of our fiscal 2007 tax return.

(M)	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We operate in four business segments: Cement, Gypsum Wallboard, Recycled Paperboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being our principal lines of business. These operations are conducted in the United States and include the mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters and the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction and projects to build, expand and repair roads and highways.

We operate four cement plants, eleven cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$67,813	$72,857	$130,275	$134,957
Gypsum Wallboard	50,314	56,720	108,514	113,642
Paperboard	29,204	21,491	57,928	44,027
Concrete and Aggregates	12,940	14,130	24,263	28,740

Sub-total	160,271	165,198	320,980	321,366
Less: Intersegment Revenues	(10,208)	(10,925)	(21,283)	(21,967)

Net Revenues, including Joint Venture	150,063	154,273	299,697	299,399
Less: Joint Venture	(17,928)	(16,088)	(36,768)	(33,409)

Net Revenues	$132,135	$138,185	$262,929	$265,990

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$1,164	$1,241	$2,156	$2,833
Paperboard	8,857	9,488	18,820	18,629
Concrete and Aggregates	187	196	307	505

	$10,208	$10,925	$21,283	$21,967

Cement Sales Volume (M Tons) -
Wholly –owned Operations	576	614	1,074	1,079
Joint Venture	199	176	403	363

	775	790	1,477	1,442

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$12,127	$19,497	$25,760	$36,578
Gypsum Wallboard	1,295	1,332	6,496	4,740
Paperboard	3,833	4,369	7,627	9,402
Concrete and Aggregates	454	280	769	1,790
Other, net	175	(84)	892	3

Sub-total	17,884	25,394	41,544	52,513
Corporate General and Administrative	(4,415)	(4,851)	(8,118)	(9,144)

Earnings Before Interest and Income Taxes	13,469	20,543	33,426	43,369
Interest Expense, net	(3,148)	(5,601)	(8,438)	(11,234)

Earnings Before Income Taxes	$10,321	$14,942	$24,988	$32,135

Cement Operating Earnings -
Wholly –owned Operations	$7,967	$14,432	$15,088	$24,212
Joint Venture	4,160	5,065	10,672	12,366

	$12,127	$19,497	$25,760	$36,578

Capital Expenditures (1) -
Cement	$1,160	$6,914	$3,279	$9,389
Gypsum Wallboard	435	46	555	62
Paperboard	—	170	57	170
Concrete and Aggregates	577	186	1,497	243
Other	55	—	79	—

	$2,227	$7,316	$5,467	$9,864

Depreciation, Depletion and Amortization (1) -
Cement	$3,606	$3,560	$7,340	$7,239
Gypsum Wallboard	5,456	5,598	10,922	11,234
Paperboard	2,260	2,278	4,519	4,559
Concrete and Aggregates	939	991	1,780	2,009
Other, net	128	207	278	412

	$12,389	$12,634	$24,839	$25,453

	As of
	September 30, 2010	March 31, 2010
	(dollars in thousands)
Identifiable Assets (1) -
Cement	$308,709	$308,606
Gypsum Wallboard	448,047	466,426
Paperboard	146,863	149,602
Concrete and Aggregates	54,603	51,787
Corporate and Other	42,313	37,355

	$1,000,535	$1,013,776

(1)	Basis conforms with equity method accounting.

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

	As of
	September 30, 2010	March 31, 2010
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we performed an impairment test at the end of the second quarter for the gypsum wallboard assets and goodwill, noting that there was no impairment at that time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2010, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Revenues	$31,468	$29,085	$64,701	$61,307
Gross Margin	$9,242	$11,257	$23,361	$26,975
Earnings Before Income Taxes	$8,321	$10,130	$21,344	$24,732

	As of
	September 30, 2010	March 31, 2010
	(dollars in thousands)
Current Assets	$39,902	$39,034
Non-Current Assets	$34,425	$37,993
Current Liabilities	$15,206	$11,247

(N)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2010 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$39,835
Series 2005A Tranche B	82,179
Series 2005A Tranche C	64,657
Series 2007A Tranche A	10,260
Series 2007A Tranche B	12,023
Series 2007A Tranche C	54,325
Series 2007A Tranche D	38,644

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Bank Credit Facility also approximates its carrying value at September 30, 2010.

(O)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(2)	$(6)	$(4)	$(23)
Interest Expense	4,444	4,589	8,898	9,323
Interest Expense (Income) - IRS	(1,326)	900	(546)	1,699
Other Expenses	32	118	90	235

Interest Expense, net	$3,148	$5,601	$8,438	$11,234

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Bank Credit Facility, commitment fees based on the unused portion of the Bank Credit Facility. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense (income) – IRS relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. During the quarter ended September 30, 2010, we paid or applied cash deposits as payments to the IRS and filed amended state tax returns and made payments for the tax years 2001 through 2006, which resulted in an adjustment of previously accrued interest expense of approximately $1.5 million.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six month periods ended September 30, 2010 and 2009, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,		Change	For the Six Months Ended September 30,		Change
	2010	2009		2010	2009
	(In thousands except per share)			(In thousands except per share)
Revenues (1)	$160,271	$165,198	(3%)	$320,980	$321,366	—
Operating Costs (1)	(142,562)	(139,720)	2%	(280,328)	(268,940)	4%
Other Income (Expense), net	175	(84)	—	892	87	—

Operating Earnings	17,884	25,394	(30%)	41,544	52,513	(21%)
Corporate General and Administrative	(4,415)	(4,851)	(9%)	(8,118)	(9,144)	(11%)
Interest Expense, net	(3,148)	(5,601)	(44%)	(8,438)	(11,234)	(25%)

Earnings Before Income Taxes	10,321	14,942	(31%)	24,988	32,135	(22%)
Income Tax Expense	(691)	(4,520)	(85%)	(4,831)	(9,793)	(50%)

Net Earnings	$9,630	$10,422	(8%)	$20,157	$22,342	(10%)

Diluted Earnings per Share	$0.22	$0.24	(8%)	$0.46	$0.51	(10%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. Net revenues decreased by 3% for the three month period ended September 30, 2010, as compared to the similar period in 2009. The decrease, during the three month period ended September 30, 2010, was due primarily to decreases in sales volume for all of our businesses except recycled paperboard, coupled with declines in average sales prices for all businesses except gypsum wallboard and recycled paperboard. Net revenues for the six months ended September 30, 2010 were relatively flat as compared to the revenues in the six month period ended September 30, 2009. Despite revenues being relatively flat, both sales volumes and average sales prices increased for our recycled paperboard business, while both sales volumes and average sales prices declined in our cement business. Additionally, average sales prices declined in our gypsum wallboard business, offsetting the increases in the recycled paperboard segment. The decreased sales volumes in our gypsum wallboard and cement segments are related to the continued downturn in the residential and commercial construction sectors, which have been disproportionately impacted by the decline in overall economic activity in the U.S. over the last two years.

Operating Costs. Operating costs increased 2% for the three month period ended September 30, 2010, as compared to 2009. The primary reason for the increase is the increased cost of fiber in our recycled paperboard business, offset slightly by lower natural gas costs. Operating costs increased 4% during the six month period ended September 30, 2010 as compared to the same period in 2009. This increase was primarily due to increased fiber costs in our paperboard segment and increased maintenance costs in our cement segment, partially offset by lower costs of natural gas and freight in our wallboard segment.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Earnings. Operating earnings decreased by 30% and 21% during the three and six month periods ended September 30, 2010, respectively, as compared to 2009, primarily due to lower revenues in all of our segments except the recycled paperboard segment. While revenues increased in our recycled paperboard segment, costs of materials, primarily fiber, increased as well, offsetting the benefit of the increased sales prices.

Corporate General and Administrative. Corporate general and administrative expenses declined 9% and 11% for the three and six month periods ended September 20, 2010, respectively, as compared to the similar periods in 2009. The decline in corporate general and administrative expenses is due primarily to lower incentive compensation and benefits costs due to lower operating earnings and improved overhead efficiency.

Interest Expense, Net. Net interest expense decreased 44% and 25% during the three and six month periods ended September 30, 2010, respectively, as compared to similar periods in 2009. The decrease in interest expense during fiscal 2011, as compared to fiscal 2010, is due to our having lower outstanding debt balances as a result of early payments, and our paying the IRS approximately $53 million over the last year related to the Republic Asset Acquisition (See Footnote (L) to the Unaudited Consolidated Financial Statements for more details).

Income Taxes. The effective tax rate for the six month period ended September 30, 2010 was approximately 19% as compared to approximately 30% for the six month period ended September 30, 2009. The effective tax rate during fiscal 2011 was positively impacted by the deduction of interest and state taxes related to the payment of taxes to the IRS and state authorities for fiscal years 2001 through 2006. As of September 30, 2010 the estimated tax rate for fiscal 2011, excluding these discrete items was 25%, as compared to 31% for fiscal 2010. The expected tax rate for the full fiscal year is expected to be 25%, as compared to 26% for fiscal 2010.

Net Earnings and Diluted Earnings per Share. Pre-tax earnings for the quarter of $10.3 million decreased 31% from last year’s pre-tax earnings of $14.9 million; while pre-tax earnings for the six month period ended September 30, 2010 decreased 22% from last year’s pre-tax earnings of $32.1 million. Net earnings of $9.6 million and diluted earnings per share of $0.22 for the second quarter of fiscal 2011 both declined 8%, as compared to the second quarter of fiscal 2010. Net earnings of $20.2 million for the six month period ended September 30, 2010 decreased 10%, as compared to the six month period ended September 30, 2009, while diluted earnings per share also decreased 10% for the current six month period as compared to the same six month period of the prior fiscal year.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended September 30,		Percentage Change	For the Six Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Cement (2)	$67,813	$72,857	(7%)	$130,275	$134,957	(3%)
Gypsum Wallboard	50,314	56,720	(11%)	108,514	113,642	(5%)
Recycled Paperboard	29,204	21,491	36%	57,928	44,027	32%
Concrete and Aggregates	12,940	14,130	(8%)	24,263	28,740	(16%)

Gross Revenues	$160,271	$165,198	(3%)	$320,980	$321,366	—

Sales Volume
Cement (M Tons) (2)	775	790	(2%)	1,477	1,442	2%
Gypsum Wallboard (MMSF)	397	469	(15%)	851	914	(7%)
Recycled Paperboard (M Tons)	62	52	19%	121	108	12%
Concrete (M Yards)	123	128	(4%)	240	285	(16%)
Aggregates (M Tons)	794	883	(10%)	1,421	1,460	(3%)

Average Net Sales Prices (3)
Cement (2)	$80.03	$85.99	(7%)	$80.67	$87.29	(8%)
Gypsum Wallboard	96.08	92.71	4%	97.18	96.26	1%
Recycled Paperboard	474.29	415.84	14%	477.82	407.60	17%
Concrete	67.01	67.82	(1%)	65.54	68.16	(4%)
Aggregates	5.90	6.18	(5%)	5.97	6.39	(7%)

Operating Earnings
Cement (2)	$12,127	$19,497	(38%)	$25,760	$36,578	(30%)
Gypsum Wallboard	1,295	1,332	(3%)	6,496	4,740	37%
Recycled Paperboard	3,833	4,369	(12%)	7,627	9,402	(19%)
Concrete and Aggregates	454	280	62%	769	1,790	(57%)
Other, net	175	(84)	—	892	3	—

Net Operating Earnings	$17,884	$25,394	(30%)	$41,544	$52,513	(21%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues decreased during the three and six month periods ended September 30, 2010, as compared to the similar periods in 2009, primarily due to lower average sales prices. Sales volumes decreased slightly during the three month period ended September 30, 2010 as compared to the similar period in 2009, primarily due to reduced volumes in the Illinois and Nevada markets, offset slightly by increased volume in the Mountain market. Purchased cement sales increased to approximately 39,000 tons and 84,000 tons during the three and six month periods ended September 30, 2010, respectively, as compared to approximately 15,000 tons and 42,000 tons during the three and six month periods ended September 30, 2009, respectively. Average sales prices during the three and six month periods declined in all of our markets, but were greater in the Illinois and Mountain markets. Operating earnings declined during the second quarter and year to date in fiscal 2011, as compared to the similar periods in fiscal 2010. These declines are due primarily to decreases in the average sales prices, coupled with increased parts, supply and services costs related to major maintenance projects.

Gypsum Wallboard Operations. The decrease in revenues during the three and six month periods ended September 30, 2010, as compared to the similar periods in 2009, is due primarily to the 15% and 7% decrease in sales volume, respectively, offset slightly by increased average sales prices for both periods. Sales volume continues to be adversely impacted by low demand for residential and commercial construction. Residential and commercial demand normally comprises approximately 70% of the demand for gypsum wallboard, and sharp declines in demand have reduced the consumption of gypsum wallboard by approximately 50% since its peak in calendar 2005. Average net sales prices increased slightly for both the three and six month periods ended September 30, 2010, respectively, as compared to the similar periods in 2009, primarily due to price increases implemented in early calendar 2010. Operating earnings for gypsum wallboard decreased slightly during the three month period ended September 30, 2010, as compared to the similar period in 2009, primarily due to a reduction in sales volumes, offset slightly by increased average sales prices. Operating earnings for the six month period ended September 30, 2010 increased over the similar period in 2009, primarily due to reduced operating expenses, primarily natural gas costs, offset slightly by reduced sales volumes.

Recycled Paperboard Operations. Net revenues increased 36% and 32% during the three and six month periods ended September 30, 2010 as compared to the similar periods in 2009, primarily due to the 19% and 12% increase in sales volume and the 14% and 17% increase in average sales price for the three and six month periods, respectively. The increase in sales volume is primarily due to increased sales of non-gypsum paper. The increase in the average selling price per ton during the three and six month periods ended September 30, 2010, as compared to the similar periods in 2009, is primarily due to the price escalators in our long-term sales agreement. Despite the increase in net revenues, operating earnings decreased 12% and 19% for the three and six month periods ended September 30, 2010 as compared to fiscal 2009, primarily due to decreases in the volume of higher margin gypsum paper sales and increases in the cost of recycled fiber, our primary raw material. Sales of gypsum paper represented 54% and 52% of our sales volume for the three and six month periods ended September 30, 2009, as compared to 40% and 42% for the similar periods of the current fiscal year. Old cardboard containers (OCC) represent the majority of our fiber purchases and the average purchase price of OCC increased 91% for the six month period ended September 30, 2010 as compared to the similar period in 2009.

Concrete and Aggregates Operations. The decline in both average net sales prices and sales volumes during the three and six month periods of fiscal 2011, as compared to similar periods in fiscal 2010, was the primary reason for the decline in revenue for both concrete and aggregates. Operating earnings increased during the quarter ended September 30, 2010, as compared to 2009, primarily due to reduced costs in our readymix operations. The decrease in revenues and average net sales prices were the primary reason for the decline in operating earnings during the six month period ended September 30, 2010 as compared to the similar period in 2009.

GENERAL OUTLOOK

Calendar 2010 continues to be a very difficult year economically in the United States, and particularly in the building materials and construction products businesses. Despite the passage of the American Recovery and Reinvestment Act of 2009 (the “Act”), increases in infrastructure spending have been less than anticipated, and commercial and residential construction activity remains at cyclic low levels. Although we anticipate the administration will continue to address the current financial crisis, there can be no assurance as to the actual impact that these legislative initiatives, or any other similar governmental programs, will have on our business, financial condition or results of operations.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry continuing to operate at a utilization rate of approximately 50%. The reduction in capacity utilization continues to negatively impact gypsum wallboard pricing. We do not anticipate wallboard consumption to improve significantly during the remainder of fiscal 2011.

In response to the continued uncertainty of gypsum wallboard paper demand, our recycled paperboard segment continues to exercise sales opportunities in several other markets to ensure that our paper operation maximizes its operating earnings. Fiber prices, which climbed to an all time historical high in the latter part of fiscal 2010, remain elevated. This elevated price is largely the result of the expiration of the Black Liquor tax credit, the continued presence of export demand and increased demand for recycled containerboard products. It is anticipated that average recycled fiber prices will be greater this year than in fiscal 2010. The expected cost of natural gas, another significant cost component, is anticipated to remain constant during fiscal 2011. Electrical costs will increase in fiscal 2011 as the refund credits received throughout fiscal 2010 (due to improperly allocated prior years’ trading margins and fuel surcharges) have expired. There is a base rate increase scheduled for review at the Oklahoma Corporation Commission with hearings scheduled to begin in December. Pending the outcome of that rate case, the production costs and operating earnings of our paperboard segment may be negatively impacted by additional increases in electrical costs during the last quarter of fiscal 2011.

Cement demand in all U.S. regions continues to be impacted by reduced residential housing construction, the continued softening of the commercial construction market and the expanding state government budget deficits, which are expected to hinder cement consumption during the remainder of calendar 2010. Cement consumption in the U.S. declined approximately 3% during the first eight months of calendar 2010, as compared to the first eight months of calendar 2009. Imported cement comprised approximately 8% of the total cement consumption through August 2010, which is consistent with the same period in 2009. We anticipate cement consumption for the rest of calendar 2010 to be consistent with cement consumption during calendar 2009.

We anticipate concrete and aggregate sales volumes and sales prices to be depressed throughout the remainder of calendar 2010 in our markets as both residential and infrastructure spending remain soft.

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

Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report. The five critical accounting policies that we believe either require the use of the most judgment, or the selection or application of alternative accounting policies, and are material to our financial statements, are those relating to long-lived assets, goodwill, environmental liabilities, accounts receivable and income taxes. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Consolidated Financial Statements of the Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2010	2009
	(dollars in thousands)
Net Cash Provided by Operating Activities	$26,963	$59,045
Investing Activities:
Capital Expenditures	(5,467)	(9,864)
Proceeds from Sale of Property, Plant and Equipment	600	—

Net Cash Used in Investing Activities	(4,867)	(9,864)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	375	197
Increase (Decrease) in Notes Payable	(8,000)	(55,000)
Dividends Paid	(8,797)	(8,715)
Proceeds from Stock Option Exercises	911	950

Net Cash Provided by (Used in) Financing Activities	(15,511)	(62,568)

Net Increase (Decrease) in Cash	$6,585	$(13,387)

Cash flow from operating activities decreased by approximately $32.1 million during the six month period ended September 30, 2010, as compared to the similar period in 2009, primarily due to the $29.5 million payment for Federal and state taxes as explained in Footnote (L) of the Unaudited Consolidated Financial Statements. Use of cash from changes in operating assets and liabilities, excluding income taxes payable, was $2.3 million during the six months ended September 30, 2010, as compared to cash provided of $5.7 million during the similar period in 2009. This decrease was caused primarily by timing of accounts payable and greater inventory reductions in fiscal 2010 as compared to fiscal 2011.

Net cash used in investing activities during the six month period ended September 30, 2010 was approximately $5.0 million less than cash used for that purpose in the similar period in 2009. Although capital expenditures decreased during the first six months of fiscal 2011, as compared to fiscal 2010, we still expect capital expenditures for the full year of fiscal 2011 to be consistent with capital expenditures during fiscal 2010.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. We have filed refund claims with the IRS to recover all $98.7 million and, in the event those refund claims are denied, we will file a lawsuit in Federal District Court to recover the requested refunds. See Footnote (L) of the Unaudited Consolidated Financial Statements for additional information.

Net cash used in financing activities was $15.5 million during the six month period ended September 30, 2010, as compared to net cash used in financing activities of $62.5 million during the six month period ended September 30, 2009. The decrease in cash used in financing activities is primarily due to the reduction in debt repayments during the six months ended September 30, 2010, as compared to the similar period in 2009. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 38.7% and 38.1%, respectively, at September 30, 2010, as compared to 40.2% and 40.0%, respectively, at March 31, 2010.

Working capital decreased to $86.8 million at September 30, 2010, compared to $89.4 million at March 31, 2010, primarily due to our classification of $10.0 million owed under our Bank Credit Facility as current during the quarter ended September 30, 2010. The decrease in working capital due to the reclassification of the Bank Credit Facility was slightly offset by increased cash and accounts and notes receivable. We did not have any material contractual obligations related to long-term capital projects at September 30, 2010. We were in compliance at September 30, 2010 with all the terms and covenants of our credit agreements.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first six months of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test performed during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2011, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

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

We have $10 million of borrowings outstanding under the Bank Credit Facility at September 30, 2010, which have been classified as current, as our Bank Credit Facility is scheduled to expire on June 30, 2011. We anticipate having a new credit facility in place before the Bank Credit Facility expires on June 30, 2011. We currently have $330.8 million of borrowings available under the Bank Credit Facility at September 30, 2010.

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

Other than the Bank Credit Facility, we have no other source of committed external financing in place. In the event the Bank Credit Facility were terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing could not be secured, it could have a material adverse impact on us. None of our debt is rated by the rating agencies.

Our Bank Credit Facility, under which we currently owe $10.0 million, matures in June 2011. We believe our cash flows from operations provide us with sufficient liquidity and we believe current market conditions provide us with an opportunity to refinance the Bank Credit Facility before the maturity date.

We do not have any off balance sheet debt, except for approximately $12 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At September 30, 2010, we had $9.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $9.0 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Bank Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to renew our Bank Credit Facility and maintain compliance with the covenants thereunder, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

Cash Used for Share Repurchases.

We did not repurchase any of our shares during the six month period ended September 30, 2010. As of September 30, 2010, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the quarter ended September 30, 2010, 3,401 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares are vested.

Dividends.

Dividends paid were $8.8 million and $8.7 million for the six month periods ended September 30, 2010 and 2009, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2010	2009
	(dollars in thousands)

Land and Quarries	$—	$4,223
Plants	4,465	4,179
Buildings, Machinery and Equipment	1,002	1,462

Total Capital Expenditures	$5,467	$9,864

For fiscal 2011, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. Outstanding borrowings under the Bank Credit Facility were $10 million at September 30, 2010. At present, we do not utilize derivative financial instruments.

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

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

On October 5, 2010, Region IX of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). NCC had previously responded to an EPA request for information pursuant to Section 114 of the CAA. The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has substantial meritorious defenses to the allegations in the NOV. NCC has requested a conference with the EPA to present its defenses and to potentially negotiate resolution of the NOV with the EPA. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. If litigation regarding this matter occurs, it could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations. Another of our subsidiaries, Mountain Cement Company, is in the process of responding to a separate Section 114 information request letter from EPA under the CAA seeking information similar to the request previously received by NCC.

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

Legislative and regulatory measures to address emissions of Green House Gasses (“GHG’s) are in various phases of discussions or implementation at the international, national, regional and state levels. On the federal level, legislation imposing restrictions on GHGs is under consideration. Proposed legislation has passed the U.S. House of Representatives but failed to clear the U.S. Senate. If enacted, the House bill would establish a cap on emissions of GHGs from certain industries in the United States, including cement manufacturing, beginning in 2013. The bill would require these capped sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.

In addition, the EPA is taking steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that emissions of GHGs from automobiles endanger public health and welfare and proposed a rule to limit GHG emissions from automobiles. This rule, according to EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggers New Source Review (“NSR”) requirements for non-GHG emissions will also trigger NSR for GHG if our proposed GHG emissions exceed 75,000 tons per year. This would require the permitting of, and evaluation of potential controls for, GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants that results in an increase of our GHG emissions in excess of 75,000 tons per year, or construction of a new plant with the potential to emit 100,000 tons per year, will require NSR permiting and the implementation “best available control technology” for GHG emissions. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

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

On, September 9, 2010, the EPA finalized the National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter and sulfur dioxide from cement kilns of all sizes and would reduce hydrochloric acid emissions from kilns that are large emitters. The PC MACT takes full effect in 2013, although there is an opportunity for a one-year delay under certain circumstances. This rule will materially increase capital costs and costs of production for the Company and the industry as a whole.

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

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing greenhouse gas emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future. See “Item 1. Business – Environmental Matters” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 27, 2010, for more information on our regulatory and environmental matters.

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

The disclosure required under this Item is included in Part 1. of this Quarterly Report on Form 10-Q under the heading “Cash Used for Share Repurchase” and is incorporated herein by reference.

Item 5.	Other Information

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, requires that mine operators provide certain safety information in their periodic reports filed with the SEC, such as the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the Mine Safety and Health Administration (“MSHA”).

The following table provides the required information for the three-month period ended September 30, 2010 for our locations with reportable information. Our other covered locations did not have any reportable information.

Quarry Site (MSHA ID)	Total # of S&S violations under Mine Act §104	Total # of orders under Mine Act §104(b)	Total # of unwarrantable failure citations and orders under Mine Act §104(d)	Total # of violations under Mine Act §110(b)(2)	Total # of orders under Mine Act §107(a)	Total dollar value of proposed assessments from MSHA ($ in thousands)	Total # of mining related fatalities	Received written notice under Mine Act §104(e) (yes/no)?	Total # of pending legal actions before the Federal Mine Safety and Health Review Commission
American Gypsum Company, LLC Duke, OK (3400256)	1	0	0	0	0	$ 1	0	No	0
Mountain Cement Company Laramie, WY (4800007)	11	0	0	1	0	$108	0	No	2
Illinois Cement Company LaSalle, IL (1100003)	4	0	0	0	0	$ 3	0	No	2
Nevada Cement Company Fernley, NV (2600015)	9	0	3	0	0	$ 2	0	No	3
Centex Materials Buda, TX (4102241)	0	0	0	0	0	$ 1	0	No	0
Western Aggregates Marysville, CA (0404950)	0	0	0	0	0	$ 1	0	No	2

Item 6.	Exhibits

10.1*	Eagle Materials Inc. Director Compensation Summary. (1)

10.2*	Form of Director Non-Qualified Stock Option Agreement. (1)

10.3*	Eagle Materials Inc. Amended and Restated Incentive Plan. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 5, 2010, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended September30, 2010 and September30, 2009, (ii) the consolidated balance sheets at September30, 2010 and March 31, 2010, (iii) the consolidated statements of cash flows for the three months ended September30, 2010 and September30, 2009, and (iv) the notes to the consolidated financial statements (tagged as blocks of text). (2)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
(2)

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

November 5, 2010	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

November 5, 2010	/s/ D. CRAIG KESLER
D. Craig Kesler
Executive Vice President – Finance and Administration and Chief Financial Officer
(principal financial officer)

November 5, 2010	/s/ WILLIAM R. DEVLIN
William R. Devlin
Senior Vice President – Controller and Chief Accounting Officer
(principal accounting officer)