Form 10-Q
period 2010-12-31
EAGLE MATERIALS INC
filed 2011-02-04
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2010

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

☑	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

As of February 2, 2011, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,208,359

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2010

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009

Revenues	$103,870	$104,529	$366,799	$370,519

Cost of Goods Sold	96,030	96,217	328,979	322,063

Gross Profit	7,840	8,312	37,820	48,456

Equity in Earnings of Unconsolidated Joint Venture	7,196	5,910	17,868	18,276
Other Income	192	110	1,084	113

Operating Earnings	15,228	14,332	56,772	66,845

Corporate General and Administrative	(3,942)	(3,170)	(12,060)	(12,314)

Earnings Before Interest and Taxes	11,286	11,162	44,712	54,531

Interest Expense, Net	(4,666)	(5,695)	(13,104)	(16,929)

Earnings Before Income Taxes	6,620	5,467	31,608	37,602

Income Taxes	(1,124)	(783)	(5,955)	(10,576)

Net Earnings	$5,496	$4,684	$25,653	$27,026

EARNINGS PER SHARE:
Basic	$0.13	$0.11	$0.58	$0.62

Diluted	$0.12	$0.11	$0.58	$0.61

AVERAGE SHARES OUTSTANDING:
Basic	43,887,833	43,752,952	43,858,606	43,655,146

Diluted	44,199,121	44,092,803	44,200,558	44,033,928

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$4,053	$1,416
Accounts and Notes Receivable	42,254	49,721
Inventories	111,012	105,871
Prepaid and Other Assets	2,464	4,266

Total Current Assets	159,783	161,274

Property, Plant and Equipment -	1,110,787	1,100,590
Less: Accumulated Depreciation	(503,063)	(468,121)

Property, Plant and Equipment, net	607,724	632,469
Notes Receivable	13,150	10,586
Investment in Joint Venture	31,546	33,928
Goodwill and Intangible Assets	151,698	152,175
Other Assets	26,542	23,344

	$990,443	$1,013,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$30,464	$27,840
Accrued Liabilities	35,919	44,044

Total Current Liabilities	66,383	71,884
Long-term Debt	290,000	303,000
Other Long-term Liabilities	40,778	67,946
Deferred Income Taxes	124,503	119,299

Total Liabilities	521,664	562,129

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares;
None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,196,759 and 43,830,794 Shares, respectively	442	438
Capital in Excess of Par Value	19,450	14,723
Accumulated Other Comprehensive Losses	(3,518)	(3,518)
Retained Earnings	452,405	440,004

Total Stockholders’ Equity	468,779	451,647

	$990,443	$1,013,776

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$25,653	$27,026
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	36,966	38,254
Gain on Sale of Property, Plant and Equipment	(485)	—
Deferred Income Tax Provision	3,899	(3,598)
Stock Compensation Expense	2,845	2,478
Excess Tax Benefits from Share Based Payment Arrangements	(652)	(1,766)
Equity in Earnings of Unconsolidated Joint Venture	(17,868)	(18,276)
Distributions from Joint Venture	20,250	24,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	4,903	5,276
Inventories	(5,141)	7,548
Accounts Payable and Accrued Liabilities	(6,344)	(5,796)
Other Assets	(1,508)	3,861
Income Taxes Payable	(24,406)	2,692

Net Cash Provided by Operating Activities	38,112	81,699

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(11,743)	(12,201)
Proceeds from Sale of Property, Plant and Equipment	600	—

Net Cash Used in Investing Activities	(11,143)	(12,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Bank Credit Facility	2,000	(55,000)
Repayment of Senior Notes	(15,000)	—
Dividends Paid to Stockholders	(13,214)	(13,090)
Proceeds from Stock Option Exercises	1,230	1,470
Excess Tax Benefits from Share Based Payment Arrangements	652	1,766

Net Cash Used in Financing Activities	(24,332)	(64,854)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,637	4,644
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,416	17,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,053	$22,442

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2010

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended December 31, 2010, include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2010.

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

Certain prior period reclassifications have been made to conform to the current presentation.

We evaluated all events or transactions that occurred after December 31, 2010 through the filing of these financial statements.

Recent Accounting Pronouncements

We have adopted the disclosure requirements outlined in Accounting Standards Update 2010-20 as of December 31, 2010, which requires enhanced disclosures for finance receivables and allowance for credit losses. The disclosure did not impact profit or loss during the quarter.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $17.7 million and $18.2 million for the nine months ended December 31, 2010 and 2009, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2010 and 2009, were $19.7 and $11.0 million, respectively.

(C)	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $3.7 million at both December 31, 2010 and March 31, 2010. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $15.0 million at December 31, 2010, of which approximately $1.8 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Existing notes in the aggregate are payable in quarterly installments of approximately $0.5 million. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2011and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At December 31, 2010, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

(D)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2010
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$438
Stock Option Exercises	4

Balance at End of Period	442

Capital in Excess of Par Value –
Balance at Beginning of Period	14,723
Stock Compensation Expense	2,845
Stock Option Exercises	1,882

Balance at End of Period	19,450

Retained Earnings –
Balance at Beginning of Period	433,719
FIN 48 Adjustment – See Below	6,285

Balance at Beginning of Period	440,004
Dividends Declared to Stockholders	(13,252)
Net Earnings	25,653

Balance at End of Period	452,405

Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(3,518)

Balance at End of Period	(3,518)

Total Stockholders’ Equity	$468,779

There were no share repurchases during the three and nine month periods ended December 31, 2010. As of December 31, 2010, we have authorization to purchase an additional 717,300 shares.

During the quarter ended September 30, 2010, we paid and applied cash deposits for the payment of federal tax, penalty and interest related to the dispute with the Internal Revenue Service (“IRS”) regarding the Republic Asset Acquisition for tax years 2001 through 2006 (See Footnote (N) to the Unaudited Consolidated Financial Statements for more details). The above adjustment reflects the tax benefit of the interest deduction allowed on amounts related to unrecognized tax benefits that was not included in the cumulative effect adjustment relating to our original adoption in fiscal 2008 of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, primarily codified in Accounting Standards Codification 740-10. This adjustment has not affected income or expense since the date of the adoption.

(E)	COMPREHENSIVE INCOME

Comprehensive income for the nine month periods ended December 31, 2010 and 2009 was identical to net income for the same periods.

As of December 31, 2010, we had an accumulated other comprehensive loss of $3.5 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(F)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2010	March 31, 2010
	(dollars in thousands)
Raw Materials and Material-in-Progress	$32,614	$33,092
Finished Cement	11,785	11,639
Gypsum Wallboard	6,238	5,587
Paperboard	4,111	1,789
Aggregates	11,820	12,691
Repair Parts and Supplies	41,120	38,743
Fuel and Coal	3,324	2,330

	$111,012	$105,871

(G)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2010	March 31, 2010
	(dollars in thousands)
Payroll and Incentive Compensation	$5,169	$8,507
Benefits	9,354	8,436
Interest	2,902	7,310
Insurance	6,911	6,384
Property Taxes	3,953	3,976
Other	7,630	9,431

	$35,919	$44,044

(H)	SHARE-BASED EMPLOYEE COMPENSATION

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

The average weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2011 are as follows:

Fiscal 2010
Dividend Yield	2.0%
Expected Volatility	42.3%
Risk Free Interest Rate	2.75%
Expected Life	7.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.3 million and $1.5 million for the three and nine month periods ended December 31, 2010, respectively, and $0.3 million and $2.1 million for the three and nine month periods ended December 31, 2009, respectively. At December 31, 2010, there was approximately $2.6 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.8 years.

The following table represents stock option activity for the nine month period ended December 31, 2010:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,446,452	$33.32

Granted	269,502	$28.45

Exercised	(98,727)	$28.34

Cancelled	(3,954)	$58.93

Outstanding Options at End of Period	3,613,273	$34.10

Options Exercisable at End of Period	2,025,398

Weighted-Average Fair Value of Options Granted during the Period	$10.88

The following table summarizes information about stock options outstanding at December 31, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 8.15 - $ 13.43	455,440	1.65	$11.37	455,440	$11.37
$ 21.52 - $ 30.74	1,429,478	4.66	$26.72	1,242,478	$26.18
$ 34.09 -$ 40.78	315,670	2.94	$37.83	262,670	$38.12
$ 47.53 - $ 62.83	1,412,685	3.53	$48.06	64,810	$58.86

	3,613,273	3.69	$34.13	2,025,398	$25.44

At December 31, 2010, there was no net intrinsic value for outstanding options. The aggregate intrinsic value of exercisable options at that date was approximately $5.7 million. The total intrinsic value of options exercised during the nine month period ended December 31, 2010 was approximately $1.5 million.

Restricted Stock Units. In May 2010, the same employees receiving stock options also received an aggregate of 207,500 Restricted Stock Units (“RSUs”). The vesting criteria for the RSUs are the same as the vesting criteria for the Fiscal 2011 Employee Stock Option Grant. The value of the RSUs, net of expected forfeitures, is being expensed ratably over three years. Expense related to RSUs was approximately $0.1 million and $0.4 million for the three and nine month periods ended December 31, 2010, respectively, and none and $1.2 million for the three and nine month periods ended December 31, 2009, respectively. At December 31, 2010, there was approximately $1.5 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.6 years.

Restricted Stock. In May 2010, the Compensation Committee also approved the granting of an aggregate of 274,166 shares of restricted stock to certain key employees at both the corporate and subsidiary level that will be earned if our ten year average return on equity exceeds 17.25% at March 31, 2011. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the shares will be earned, but such shares will continue to have restrictions preventing the holder from selling, pledging, transferring or otherwise disposing of the shares until the holder satisfies the criteria for “retirement.” Retirement, as related to the restricted shares, is defined as the shortest time frame of the following: a) the holder reaches the age of 65 and has more than ten years service; b) expiration of five years from the date of grant, and the holder has more than 25 years of service; or c) fifteen years from the date of grant. The value of the restricted shares, net of estimated forfeitures, is being expensed over each individual grantee’s retirement period. Expense related to restricted shares was $0.3 million and $0.8 million for the three and nine month periods ended December 31, 2010, respectively, and $0.1 million and $0.2 million for the three and nine month periods ended December 31, 2009, respectively. At December 31, 2010, there was approximately $6.4 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 7.0 years.

The number of shares available for future stock option, restricted stock unit, stock appreciation right and restricted stock grants under the Plan was 2,515,437 at December 31, 2010.

(I)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$148	$126	$418	$404
Interest Cost of Benefit Obligations	283	266	795	768
Expected Return on Plan Assets	(461)	(62)	(873)	(620)
Recognized Net Actuarial Loss	122	509	266	581
Amortization of Prior-Service Cost	4	(57)	60	97

Net Periodic Pension Cost	$96	$782	$666	$1,230

(J)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Weighted-Average Shares of Common Stock Outstanding	43,887,833	43,752,952	43,858,606	43,655,146
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	884,679	1,476,522	1,065,195	1,131,192
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(666,876)	(1,180,270)	(817,976)	(835,584)
Restricted Shares	93,485	43,599	94,733	83,174

Weighted-Average Common and Common Equivalent Shares Outstanding	44,199,121	44,092,803	44,200,558	44,033,928

Shares Excluded Due to Anti-dilution Effects	2,741,721	2,015,545	2,555,217	2,359,386

(K)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2010 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$39,372
Series 2005A Tranche B	80,095
Series 2005A Tranche C	62,480
Series 2007A Tranche A	10,129
Series 2007A Tranche B	11,674
Series 2007A Tranche C	52,500
Series 2007A Tranche D	37,540

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our New Credit Facility also approximates its carrying value at December 31, 2010.

(L)	LONG TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2010	March 31, 2010
	(dollars in thousands)
Bank Credit Facility	$5,000	$3,000
Senior Notes	285,000	300,000

Total Debt	$290,000	$303,000

Bank Credit Facility –

On December 16, 2010, we amended our existing credit facility, modifying certain financial and other covenants and extending the maturity date to 2015. The principal balance of the existing facility was repaid, and replaced with a new $300.0 million credit agreement (“the “New Credit Facility”). The New Credit Facility expires on December 16, 2015. Borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The New Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The New Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The New Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The New Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2010, we had $9.2 million of letters of credit outstanding.

We have $5.0 million of borrowings outstanding under the New Credit Facility at December 31, 2010, and currently have $285.8 million of borrowings available under the New Credit Facility at December 31, 2010.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the New Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the New Credit Facility. We were in compliance with all financial ratios and covenants at December 31, 2010.

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

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2010 was approximately 24%, excluding the impact of discrete items.

During the quarter ended September 30, 2010, we asked the IRS to apply payments made on deposit to tax, penalties and interest related to our dispute involving the Republic Asset Acquisition. Furthermore, amended state returns and payments were made as the federal audit adjustments were reported to the state taxing authorities. Due to the application of the deposits to payments and the filing of amended state returns, we were able to deduct certain items paid for state and federal taxes during such quarter, which provided a tax benefit of approximately $1.5 million, that were treated as discrete items during the three month period ended September 30, 2010.

(N)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2010, we had contingent liabilities under these outstanding letters of credit of approximately $9.2 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended December 31,		As of and For the Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Accrual Balances at Beginning of Period	$6,846	$6,612	$6,384	$5,794

Insurance Expense Accrued	610	492	2,156	2,161

Payments	(545)	(423)	(1,629)	(1,274)

Accrual Balance at End of Period	$6,911	$6,681	$6,911	$6,681

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

We are currently contingently liable for performance under $9.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

We have various litigation, commitments and contingencies in the ordinary course of business. Management believes that none of the litigation in which it or any subsidiary is currently involved is likely to have a material adverse effect on our consolidated financial condition or results of operations.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Refund claims were filed with the IRS in October 2010 to recover all $98.7 million, plus interest, and in the event those refund claims are denied, we intend to file a lawsuit in Federal District Court to recover the requested refunds.

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

(O)	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We operate in four business segments: Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard. Cement and gypsum wallboard are our primary business, with concrete and aggregates supporting cement and recycled paperboard supporting gypsum wallboard. All of our operations are conducted in the United States.

Our cement operations include mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete). We operate four cement plants and eleven cement distribution terminals. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. These products are used primarily in commercial and residential construction, public construction and projects to build, expand and repair roads and highways. We have nine readymix concrete batch plant locations and two aggregates processing plant locations where we mine aggregates (crushed stone, sand and gravel). Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

We mine gypsum and manufacture wallboard at five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., and operate a gypsum wallboard distribution center. Gypsum wallboard is a durable sub straight used to finish walls and ceilings in both residential homes and commercial buildings. We have one mill where we manufacture recycled paperboard which is sold to the gypsum paperboard industry and other paperboard converters. Gypsum wallboard and recycled paperboard are distributed throughout the continental United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$54,876	$53,413	$185,151	$188,370
Gypsum Wallboard	45,389	45,374	153,903	159,016
Paperboard	22,381	21,024	80,309	65,051
Concrete and Aggregates	10,443	9,251	34,706	37,991

Sub-total	133,089	129,062	454,069	450,428
Less: Intersegment Revenues	(10,038)	(9,206)	(31,321)	(31,173)
Less: Joint Venture	(19,181)	(15,327)	(55,949)	(48,736)

Net Revenues	$103,870	$104,529	$366,799	$370,519

	$103,870	$103,870	$103,870	$103,870

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$1,394	$915	$3,550	$3,748
Paperboard	8,491	8,124	27,311	26,753
Concrete and Aggregates	153	167	460	672

	$10,038	$9,206	$31,321	$31,173

Cement Sales Volume (M Tons) -
Wholly-owned Operations	408	418	1,482	1,497
Joint Venture	211	166	614	529

	619	584	2,096	2,026

	$103,870	$103,870	$103,870	$103,870

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$15,257	$13,391	$41,017	$49,969
Gypsum Wallboard	(2,535)	(2,287)	3,961	2,453
Paperboard	2,160	3,216	9,787	12,618
Concrete and Aggregates	154	(98)	923	1,692
Other, net	192	110	1,084	113

Sub-total	15,228	14,332	56,772	66,845
Corporate General and Administrative	(3,942)	(3,170)	(12,060)	(12,314)

Earnings Before Interest and Income Taxes	11,286	11,162	44,712	54,531
Interest Expense, net	(4,666)	(5,695)	(13,104)	(16,929)

Earnings Before Income Taxes	$6,620	$5,467	$31,608	$37,602

Cement Operating Earnings -
Wholly-owned Operations	$8,061	$7,481	$23,149	$31,693
Joint Venture	7,196	5,910	17,868	18,276

	$15,257	$13,391	$41,017	$49,969

Capital Expenditures (1) -
Cement	$3,484	$1,864	$6,763	$11,253
Gypsum Wallboard	658	69	1,213	131
Paperboard	803	52	860	222
Concrete and Aggregates	1,331	260	2,828	503
Other	—	92	79	92

	$6,276	$2,337	$11,743	$12,201

Depreciation, Depletion and Amortization (1) -
Cement	$3,474	$3,780	$10,814	$11,019
Gypsum Wallboard	5,321	5,588	16,243	16,822
Paperboard	2,198	2,271	6,717	6,830
Concrete and Aggregates	987	991	2,767	3,000
Other, net	147	171	425	583

	$12,127	$12,801	$36,966	$38,254

	As of
	December 31, 2010	March 31, 2010
	(dollars in thousands)
Identifiable Assets (1) -
Cement	$309,677	$308,606
Gypsum Wallboard	441,187	466,426
Paperboard	146,711	149,602
Concrete and Aggregates	52,042	51,787
Corporate and Other	40,826	37,355

	$990,443	$1,013,776

(1)	Basis conforms with equity method accounting.

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

	As of
	December 31, 2010	March 31, 2010
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

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

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Revenues	$33,950	$27,526	$100,253	$90,370
Gross Margin	$15,459	$12,520	$38,820	$39,496
Earnings Before Income Taxes	$14,391	$11,821	$35,736	$36,553

	As of
	December 31, 2010	March 31, 2010
	(dollars in thousands)
Current Assets	$41,651	$39,034
Non-Current Assets	$34,003	$37,993
Current Liabilities	$14,265	$11,247

(P)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(2)	$(4)	$(6)	$(27)
Interest Expense	4,402	4,546	13,300	13,869
Interest Expense (Income) - IRS	213	1,075	(333)	2,774
Other Expenses	53	78	143	313

Interest Expense, net	$4,666	$5,695	$13,104	$16,929

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the bank credit facilities and commitment fees based on the unused portion of the bank credit facilities. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense (income) – IRS relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. During the quarter ended September 30, 2010, we paid or applied cash deposits as payments to the IRS and filed amended state tax returns and made payments for the tax years 2001 through 2006, resulting in an adjustment of previously accrued interest expense of approximately $1.5 million.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended December 31, 2010 and 2009, respectively, reflects the Company’s four business segments, consisting of Cement, Concrete and Aggregates, Gypsum Wallboard and Recycled Paperboard. Cement and gypsum wallboard are our primary business, with concrete and aggregates supporting cement and recycled paperboard supporting gypsum wallboard. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,		Change	For the Nine Months Ended December 31,		Change
	2010	2009		2010	2009
	(In thousands except per share)			(In thousands except per share)
Revenues (1)	$133,089	$129,062	3%	$454,069	$450,428	1%
Operating Costs (1)	(118,053)	(114,840)	3%	(398,381)	(383,696)	4%
Other Income (Expense), net	192	110	75%	1,084	113	859%

Operating Earnings	15,228	14,332	6%	56,772	66,845	(15%)
Corporate General and Administrative	(3,942)	(3,170)	24%	(12,060)	(12,314)	(2%)
Interest Expense, net	(4,666)	(5,695)	(18%)	(13,104)	(16,929)	(23%)

Earnings Before Income Taxes	6,620	5,467	21%	31,608	37,602	(16%)
Income Tax Expense	(1,124)	(783)	44%	(5,955)	(10,576)	(44%)

Net Earnings	$5,496	$4,684	17%	$25,653	$27,026	(5%)

Diluted Earnings per Share	$0. 12	$0.11	9%	$0.58	$0.61	(5%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. Net revenues increased by 3% and 1% for the three and nine month periods ended December 31, 2010, respectively, as compared to the similar periods in 2009. The increase during the three month period ended December 31, 2010 was due primarily to increased sales volumes for nearly all of our businesses, except paperboard and gypsum wallboard, as compared to the similar quarter in 2009, offset slightly by decreased average net sales prices for all businesses except paperboard. The increase in net revenues for the nine months ended December 31, 2010 was due primarily to the increased sales revenues for our paperboard business, which increased due to both increased sales volume and average net sales price, as compared to the nine month period ended December 31, 2009.

Other Income. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Costs. Operating costs increased 3% and 4% for the three and nine month periods ended December 31, 2010, respectively, as compared to 2009. The primary reason for the increase in both the fiscal quarter and year to date costs is the increase in production volumes for all of our segments, coupled with increases in the cost of certain critical operating supplies, such as fiber and freight, offset slightly by the decrease in natural gas. The declines in natural gas positively impacted the earnings of our gypsum wallboard and paperboard segments, while the increase in fiber costs negatively impacted the paperboard segment.

Operating Earnings. Operating earnings increased 6% to $15.2 million for the quarter ended December 31, 2010, as compared to the same period in 2009, primarily due to increased net revenues and sales volume as described above. Operating earnings declined 15% to $56.8 million for the nine month period as compared to the similar period in 2009. The decline was primarily due to increased operating expenses during the nine month period ended December 31, 2010, as compared to the similar period in 2009, due primarily to increased costs for fiber and freight.

Corporate General and Administrative. Corporate general and administrative expenses increased 24% during the quarter ended December 31, 2010 as compared to the similar quarter in 2009, primarily due to increased incentive compensation and benefit costs. Corporate general and administrative expenses declined 2% during the nine month period ended December 31, 2010 as compared to the similar period due to lower incentive compensation costs based on lower earnings, coupled with decreased overhead costs due to increased efficiency.

Interest Expense, Net. Net interest expense decreased 18% and 23% during the three and nine month periods ended December 31, 2010, respectively. The decrease in expense is related primarily to our repurchase of $100 million in private placement debt during February 2010, resulting in lower average borrowings during fiscal 2011, as compared to fiscal 2010. Additionally, interest rates for our revolving line of credit and unrecognized tax benefits were lower during the three and nine month periods ended December 31, 2010 as compared to the rates during the similar periods in 2009.

Income Taxes. As of December 31, 2010 the estimated tax rate for fiscal 2011 was 19%, as compared to 29% for fiscal 2010. The expected tax rate for the full fiscal year is expected to be 19%, as compared to 26% for fiscal 2010. The reduced rate is due primarily to the impact of depletion on our current earnings.

Net Earnings and Diluted Earnings per Share. Pre-tax earnings for the quarter of $6.6 million increased 21% from last year’s pre-tax earnings of $5.5 million; while pre-tax earnings for the nine month period ended December 31, 2010 decreased 16% from last year’s pre-tax earnings of $37.6 million. Net earnings of $5.5 million and diluted earnings per share of $0.12 for the third quarter of fiscal 2011 increased 17% and 9%, respectively, as compared to the third quarter of fiscal 2010. Net earnings of $25.6 million and diluted earnings per share of $0.58 both decreased 5% during the nine month period ended December 31, 2010, as compared to the nine month period ended December 31, 2009.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended December 31,		Percentage Change	For the Nine Months Ended December 31,		Percentage Change
	2010	2009		2010	2009
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Cement (2)	$54,876	$53,413	3%	$185,151	$188,370	(2%)
Gypsum Wallboard	45,389	45,374	—	153,903	159,016	(3%)
Recycled Paperboard	22,381	21,024	6%	80,309	65,051	23%
Concrete and Aggregates	10,443	9,251	13%	34,706	37,991	(9%)

Gross Revenues	$133,089	$129,062	3%	$454,069	$450,428	1%

Sales Volume
Cement (M Tons) (2)	619	584	6%	2,096	2,026	3%
Gypsum Wallboard (MMSF)	386	388	—	1,237	1,302	(5%)
Recycled Paperboard (M Tons)	47	50	(6%)	168	158	6%
Concrete (M Yards)	113	95	19%	353	380	(7%)
Aggregates (M Tons)	677	468	45%	2,098	1,928	9%

Average Net Sales Prices (3)
Cement (2)	$80.11	$84.01	(5%)	$80.51	$86.34	(7%)
Gypsum Wallboard	86.65	89.00	(3%)	93.90	94.10	—
Recycled Paperboard	477.75	415.62	15%	477.80	410.16	16%
Concrete	62.72	66.52	(6%)	64.64	67.75	(5%)
Aggregates	5.02	6.25	(20%)	5.66	6.36	(11%)

Operating Earnings
Cement (2)	$15,257	$13,391	14%	$41,017	$49,969	(18%)
Gypsum Wallboard	(2,535)	(2,287)	(11%)	3,961	2,453	61%
Recycled Paperboard	2,160	3,216	(33%)	9,787	12,618	(22%)
Concrete and Aggregates	154	(98)	—	923	1,692	(45%)
Other, net	192	110	75%	1,084	113	859%

Net Operating Earnings	$15,228	$14,332	6%	$56,772	$66,845	(15%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues increased slightly during the three month period ended December 31, 2010, as compared to the similar period in 2009, primarily due to increased sales volumes, offset slightly by lower average sales prices. The increase in sales volumes was more pronounced in the Mountain and Texas markets, due primarily increased demand from mild weather conditions. Revenues decreased slightly during the nine months ended December 31, 2010 as compared to the similar period in 2009, primarily due to decreased average net sales prices, offset slightly by increased sales volume. The decline in average sales prices during the three and nine month periods was consistent across all markets and primarily due to continued weakness in demand in our markets. Operating earnings increased during the third quarter, as compared to the similar period in fiscal 2010. This increase was due to increased sales volume and reduced operating expenses, namely parts, supplies and services and power. Operating earnings decreased during the nine month period ended December 31, 2010 as compared to the similar period in 2009, primarily due to lower average net sales prices and increased fuel costs.

Gypsum Wallboard Operations. Revenues were relatively flat during the three month period ended December 31, 2010 as compared to the similar period in 2009, while revenues declined 3% for the nine month period ended December 31, 2010 as compared to the nine month period ended 2009. The decrease in revenues during the nine month period ended December 31, 2010, as compared to the similar periods in 2009, is due primarily to the 5% decrease in sales volume during the period. Sales volume continues to be adversely impacted by low demand for residential and commercial construction. Residential and commercial demand normally comprises approximately 70% of the demand for gypsum wallboard, and sharp declines in demand have reduced the consumption of gypsum wallboard by approximately 50% since its peak in calendar 2005. The decline in operating earnings during the three month period ended December 31, 2010, as compared to the similar period in 2009, was primarily due to increased freight costs. Operating earnings for the nine month period ended December 31, 2010 increased over the similar period in 2009, due to reduced operating expenses, primarily natural gas costs, offset slightly by increased freight expense.

Recycled Paperboard Operations. Net revenues increased 6% and 23% during the three and nine month periods ended December 31, 2010 as compared to the similar periods in 2009, primarily due to the 15% and 16% increase in average sales price for the three and nine month periods, respectively. The increase in the average selling price per ton during 2010 as compared to the similar periods in 2009 is primarily due to the price escalators in our long-term sales agreement. Despite the increase in net revenues, operating earnings decreased 33% and 22% for the three and nine month periods ended December 31, 2010 as compared to fiscal 2009, primarily due to decreases in the volume of higher margin gypsum paper sales and increases in the cost of recycled fiber, our primary raw material. Sales of gypsum paper represented 45% and 49% of our sales volume for the three and nine periods ended December 31, 2009, as compared to 52% and 44% for the similar periods of the current fiscal year. Old cardboard containers (OCC) represent the majority of our recycled fiber purchases and the unit cost of OCC has increased 70% and 81% for the three and nine month periods ended December 31, 2010, respectively, as compared to the similar periods in 2009.

Concrete and Aggregates Operations. Concrete and aggregates operating earnings improved to $0.2 million during the quarter ended December 31, 2010, as compared to a loss of $0.10 million during the similar period in 2009. The increase in operating earnings was due primarily to the increase in revenues, resulting from increased sales volume, offset slightly by the decline in average net sales price. The decline in average net sales price is due primarily to the change in sales mix, resulting from an increase in sales of lower priced road base during the quarter. The decline in revenues and operating earnings during the nine month period ended December 31, 2010 as compared to the similar period in 2009 is due primarily to lower average net sales prices, offset slightly by increased sales volumes.

GENERAL OUTLOOK

Calendar 2010 was a very difficult year economically in the United States, particularly in the building materials and construction products businesses. Commercial and residential construction activity remains at cyclic low levels and infrastructure spending has been less than anticipated. Although we anticipate the administration will continue to address the current economic crises during calendar 2011, there can be no assurance as to the actual impact that these actions will have on our business, financial condition or results of operations.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating at a utilization rate of approximately 50%. Low capacity utilization continues to negatively impact gypsum wallboard pricing. We do not anticipate wallboard consumption to improve significantly during remainder of fiscal 2011.

In response to the continued uncertainty of gypsum wallboard paper demand, our recycled paperboard segment continues to exercise sales opportunities in several other markets to enable our paper operation to maximize its operating earnings. Fiber prices remain elevated, significantly impacting the cost of manufacturing and product margins. Natural gas costs are expected to remain relatively constant during the remainder of fiscal year 2011. Electricity costs are expected to increase in fiscal 2011.

Cement demand in all U.S. regions continues to be impacted by reduced residential housing construction, the continued weakness of the commercial construction market and expanded state government budget deficits, which are expected to hinder cement consumption during the remainder of fiscal 2011. Cement consumption in the U.S. was relatively flat during calendar year 2010, as compared to calendar year 2009. Imported cement comprised approximately 8% of the total cement consumption during calendar year 2010, which is consistent with calendar year 2009. We anticipate cement consumption for the rest of the fiscal year to be consistent with cement consumption during the prior fiscal year.

We anticipate concrete and aggregate sales prices and sales volumes will remain at historically low levels as demand for residential and infrastructure projects in both of our markets is expected to remain soft.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2010	2009
	(dollars in thousands)
Net Cash Provided by Operating Activities	$38,112	$81,699
Investing Activities:
Capital Expenditures	(11,743)	(12,201)
Proceeds from Sale of Property, Plant and Equipment	600	—

Net Cash Used in Investing Activities	(11,143)	(12,201)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	652	1,766
Decrease in Notes Payable	(13,000)	(55,000)
Dividends Paid	(13,214)	(13,090)
Proceeds from Stock Option Exercises	1,230	1,470

Net Cash Used in Financing Activities	(24,332)	(64,854)

Net Increase in Cash	$2,637	$4,644

Cash flow from operating activities decreased by approximately $43.6 million during the nine month period ended December 31, 2010, as compared to the similar period in 2009, primarily due to the $29.5 million payment for Federal and state taxes, which were $23.7 million and $5.8 million, respectively, as explained in Footnote (N) of the Unaudited Consolidated Financial Statements and changes in operating assets and liabilities. Use of cash from changes in operating assets and liabilities, excluding the impact of the change in income taxes payable, was $8.1 million during the nine months ended December 31, 2010, as compared to cash provided of $7.2 million during the similar period in 2009. This decrease was caused primarily by timing of accounts payable and greater inventory reductions in fiscal 2010 as compared to fiscal 2011.

Net cash used in investing activities during the nine month period ended December 31, 2010 was relatively consistent with cash used for that purpose in the similar period in 2009. We expect capital expenditures for the full year of fiscal 2011 to be consistent with capital expenditures during fiscal 2010.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. We have filed refund claims with the IRS to recover all $98.7 million, plus interest, and in the event those refund claims are denied, we will file a lawsuit in Federal District Court to recover the requested refunds. See Footnote (N) of the Unaudited Consolidated Financial Statements for additional information.

Net cash used in financing activities was $24.3 million during the nine month period ended December 31, 2010, as compared to net cash used in financing activities of $64.9 million during the nine month period ended December 31, 2009. The decrease in cash used in financing activities is primarily due to the reduction in debt repayments during the nine months ended December 31, 2010, as compared to the similar period in 2009. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 38.2% and 37.9%, respectively, at December 31, 2010, as compared to 40.2% and 40.0%, respectively, at March 31, 2010.

Working capital increased to $93.4 million at December 31, 2010, compared to $89.4 million at March 31, 2010, primarily due to the reduction in accrued expenses, which was offset slightly by increased accounts payable. We did not have any material contractual obligations related to long-term capital projects at December 31, 2010. We were in compliance at December 31, 2010 with all the terms and covenants of our credit agreements.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first nine months of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test performed during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2011, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Debt Financing Activities.

Bank Credit Facility -

On December 16, 2010, we amended our existing credit facility, modifying certain financial and other covenants and extending the maturity date to 2015. The principal balance of the existing facility was repaid, and replaced with a new $300.0 million credit agreement (‘the “New Credit Facility”). The New Credit Facility expires on December 16, 2015. Borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The New Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The New Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The New Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

We have $5.0 million of borrowings outstanding under the New Credit Facility at December 31, 2010, and currently have $285.8 million of borrowings available under the New Credit Facility at December 31, 2010.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the New Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the New Credit Facility.

Other than the New Credit Facility, we have no other source of committed external financing in place. In the event the New Credit Facility is terminated, no assurance can be given as to our ability to secure a new source of financing. None of our debt is rated by the rating agencies.

Our New Credit Facility, under which we currently owe $5.0 million, matures in December 2015. We believe our cash flows from operations provide us with sufficient liquidity to support our ongoing operations.

We do not have any off balance sheet debt, except for approximately $12 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the New Credit Facility a $50 million Letter of Credit Facility. At December 31, 2010, we had $9.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $9.0 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our New Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our New Credit Facility, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

Capital Expenditures.

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2010	2009
	(dollars in thousands)
Land and Quarries	$157	$5,749
Plants	2,472	4,974
Buildings, Machinery and Equipment	9,114	1,478

Total Capital Expenditures	$11,743	$12,201

For fiscal 2011, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Cash used for Share Repurchases.

We did not repurchase any of our shares during the nine month period ended December 31, 2010. As of December 31, 2010, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid were $13.2 million for both of the nine month periods ended December 31, 2010 and 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. There were no outstanding borrowings under the Bank Credit Facility at December 31, 2010. At present, we do not utilize derivative financial instruments.

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

On October 5, 2010, Region IX of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). NCC had previously responded to an EPA request for information pursuant to Section 114 of the CAA (an “RFI”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has substantial meritorious defenses to the allegations in the NOV. NCC met with the EPA in December 2010 to present its defenses and is working to negotiate a resolution of the NOV with the EPA. NCC has also responded to a second RFI related to the issues raised in the NOV. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. If litigation regarding this matter occurs, it could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations. Another of our subsidiaries, Mountain Cement Company, has also responded to a separate Section 114 information request letter from EPA under the CAA seeking information similar to the request previously received by NCC.

ITEM 1A.	RISK FACTORS

We are affected by the level of demand in the construction industry, which is currently experiencing a significant downturn.

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction and commercial construction has impacted, and will likely continue to adversely impact, our wallboard business. The residential construction industry is currently in the midst of a significant downturn. A similar downturn has occurred in commercial construction as well. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects, which is very limited in light of the budget constraints being experienced by the states. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued decrease in residential construction or continued weakening of commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

Legislative and regulatory measures to address emissions of Green House Gasses (“GHG’s) are in various phases of discussions or implementation at the international, national, regional and state levels. In addition, the EPA is taking steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that emissions of GHGs from automobiles endanger public health and welfare and proposed a rule to limit GHG emissions from automobiles. This rule, according to EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggers New Source Review (“NSR”) requirements for non-GHG emissions will also trigger NSR for GHG if our proposed GHG emissions exceed 75,000 tons per year. This would require the permitting of, and evaluation of potential controls for, GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants that results in an increase of our GHG emissions in excess of 75,000 tons per year, or construction of a new plant with the potential to emit 100,000 tons per year, will require NSR permitting and the and the implementation “best available control technology” for GHG emissions. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

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

In 2010 the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”), which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

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

All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise

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

The following table provides the required information for the three month period ended December 31, 2010 for our locations with reportable information. Our other covered locations did not have any reportable information.

Quarry Site (MSHA ID)	Total # of S&S violations under Mine Act 104	Total # of orders under Mine Act 104(b)	Total # of unwarrantable failure citations and orders under Mine Act 104(d)	Total # of violations under Mine Act 110(b)(2)	Total # of orders under Mine Act 107(a)	Total dollar value of proposed assessments from MSHA ($ in thousands)	Total # of mining related fatalities	Received written notice under Mine Act 104(e) (yes/no)?	Total # of pending legal actions before the Federal Mine Safety and Health Review Commission
American Gypsum Company, LLC Duke, OK (3400256)	1	0	0	0	0	$ 1	0	No	0
Mountain Cement Company Laramie, WY (4800007)	6	0	0	0	0	$ 43	0	No	7
Mountain Cement Company Laramie, WY (4800529)	1	0	0	0	0	$ 1	0	No	1
Nevada Cement Company Fernley, NV (2600015)	3	0	1	0	0	$ 52	0	No	4
Centex Materials Buda, TX (4102241)	2	0	0	0	0	$ 0	0	No	0
Western Aggregates Yuba, CA (0404950)	0	0	0	0	0	$ 0	0	No	2
Texas Lehigh Cement Company Buda, TX (4102781)	0	0	0	0	0	$ 1	0	No	0

Item 6.	Exhibits

10.1	Second Amended and Restated Credit Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010, and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on August 6, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended December 31, 2010 and December 31, 2009, (ii) the consolidated balance sheets at December 31, 2010 and March 31, 2010, (iii) the consolidated statements of cash flows for the three months ended December 31, 2010 and December 31, 2009, and (iv) the notes to the consolidated financial statements (tagged as blocks of text). (1)

*	Filed herewith.
(1)

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

EAGLE MATERIALS INC.
Registrant

February 4, 2011	/s/ STEVEN R. ROWLEY
Steven R. Rowley
President and Chief Executive Officer
(principal executive officer)

February 4, 2011	/s/ D. CRAIG KESLER
D. Craig Kesler
Executive Vice President – Finance and Administration and Chief Financial Officer
(principal financial officer)

February 4, 2011	/s/ WILLIAM R. DEVLIN
William R. Devlin
Senior Vice President – Controller and Chief Accounting Officer
(principal accounting officer)