Form 10-K
period 2011-03-31
EAGLE MATERIALS INC
filed 2011-05-26
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2010 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $998.1 million.

As of May 23, 2011, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,491,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 4, 2011 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) was founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”), and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax free distribution of its shares in EXP to its shareholders (the “Spin-off”). Since the date of the Spin-off, we have no longer been affiliated with Centex. Our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement in four regional markets, including northern Nevada and California, the greater Chicago area, the Rocky Mountain region and Texas. Our gypsum wallboard business is supported by our recycled paperboard business, while our cement business is supported by our concrete and aggregates business. At March 31, 2011, we operated four cement plants (six kilns, one of which belongs to our joint venture company), four gypsum wallboard plants (five board lines), one recycled paperboard plant, nine concrete batching plants and two aggregates facilities. We have one gypsum wallboard plant, with one board line, which was temporarily idled beginning in December 2009, due to low demand.

Our products are commodities that are essential in the construction and renovation of houses, roads, bridges, commercial and industrial buildings and other, newer generation structures like wind farms. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are geographically diverse, which subject us to the economic conditions in each such geographic market as well as the national construction market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our gypsum wallboard and paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the northeast, and therefore are more impacted by national downturns. The markets of our cement companies are more regional due to the low value-to-weight ratio of cement, which generally limits shipments to a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are primarily local businesses that serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely than gypsum wallboard because local and regional markets and economies may be more sensitive to changes than the national market, as well as increased seasonal impact due to adverse weather.

While each of our segments has been impacted by the economic downturn, the impact has been different for each segment. Cement consumption in the United States remained relatively flat at 77.6 million short tons in calendar 2010 as compared to 77.8 million short tons in calendar 2009, with imports also remaining flat at 10% of total sales in calendar 2010, which is consistent with calendar 2009.

Gypsum wallboard has been negatively impacted by the decrease in new home starts throughout the United States, as well as the decline in commercial construction. Utilization of our gypsum wallboard manufacturing facilities was approximately 50% during fiscal year 2011, which also adversely impacted our recycled paperboard business. Recycled paperboard division earnings declined due to the decrease in sales of higher margin gypsum paper, coupled with the increase in the cost of recycled fiber and fiber freight. While we expect the residential housing market to improve slightly in fiscal 2012, we do not expect this improvement to materially increase industry utilization.

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

INDUSTRY SEGMENT INFORMATION

While our businesses are separated into four segments, these four segments are generally related to two businesses, and are therefore discussed as follows: Cement and Concrete and Aggregates, and Gypsum Wallboard and Recycled Paperboard. A description of these business segments can be found on pages 2-12.

We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Revenues from external customers, operating earnings, identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (F) of the Notes to the Consolidated Financial Statements on pages 48-51.

CEMENT, CONCRETE AND AGGREGATES OPERATIONS

Company Operations

Cement. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; and Fernley, Nevada. The LaSalle, Illinois, Laramie, Wyoming and Fernley, Nevada facilities are wholly-owned. The Buda, Texas plant is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name of Illinois Cement Company; the Laramie, Wyoming plant operates under the name of Mountain Cement Company and the Fernley, Nevada plant operates under the name of Nevada Cement Company. During fiscal 2011, we withdrew our expansion permit and no longer plan to expand the Nevada cement plant.

Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and at present approximately 85% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

Location	Rated Annual Clinker Capacity (M short tons)(1)	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (Years)
Buda, TX(2)	1,300	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	50+	(5)
LaSalle, IL	1,000	Dry – 5 Stage Preheater/ Pre-calciner	1	2006	33	(5)
Laramie, WY	650	Dry – 2 Stage Preheater	1	1988	50+	(6)
		Dry – Long Dry Kiln	1	1996
Fernley, NV	505	Dry – Long Dry Kiln Dry – 1 Stage Preheater	1 1	1964 1969	50+	(6)

Total–Gross(3)	3,455

Total–Net(3)(4)	2,805

(1)	One short ton equals 2,000 pounds.
(2)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.
(4)	Net of partner’s 50% interest in the Buda, Texas plant.
(5)	Owned reserves.
(6)	Includes both owned and leased reserves.

Our net cement production, including our 50% share of the cement Joint Venture production, totaled 2.3 million tons in fiscal 2011 and 2.4 million tons in fiscal 2010. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 2.5 million tons in both fiscal 2011 and fiscal 2010. The Joint Venture also owns a minority interest in an import terminal in Houston, Texas and can purchase up to 495,000 short tons annually from the cement terminal.

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

Our total net aggregate sales were 2.6 million tons in fiscal 2011 and 2.3 million tons in fiscal 2010. Total aggregates production was 2.7 million tons for both fiscal 2011 and fiscal 2010. A portion of our total aggregates production is used internally by our readymix concrete operations, both in Texas and California.

Raw Materials and Fuel Supplies

Cement. The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries that we own or lease and are located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for at least 30 years. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or purchased from outside suppliers. All of the limestone reserves are deemed to be probable under the definition provided by Industry Guide 7.

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas as an alternative. The cost of delivered coal and petroleum coke rose in fiscal 2011 as compared to fiscal 2010. We have not used hazardous waste-derived fuels in any of our plants. Electric power is also a major cost component in our manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our manufactured cement facilities approximately 100% and 50% of the cement requirements for our Austin and northern California concrete operations, respectively. We supply approximately 16% and 86%, respectively, of our aggregates requirements for our Austin and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple sources in each of these areas.

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

Sales and Distribution

Cement. The principal sources of demand for cement are infrastructure, commercial construction and residential construction, with public works contracts comprising over 50% of total demand. Cement consumption has steadily declined since its peak in 2005, with a decline of 11% during calendar 2010 from calendar 2009. This decline is due to the general economic condition of the construction economy as well as the poor condition of state and municipal budgets. Additionally, demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.

The following table sets forth certain information regarding the geographic areas served by each of our cement plants and the location of our distribution terminals in each area. We have a total of 11 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Principal Geographic Areas	Distribution Terminals
Buda, Texas	Texas and western Louisiana	Corpus Christi, Texas Houston, Texas Roanoke (Ft. Worth), Texas Waco, Texas Houston Cement Company (Joint Venture), Houston, Texas

LaSalle, Illinois	Illinois and southern Wisconsin	Hartland, Wisconsin

Laramie, Wyoming	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah Denver, Colorado North Platte, Nebraska

Fernley, Nevada	Northern Nevada and northern California	Sacramento, California

Cement is distributed directly to our customers mostly through customer pickups or by common carriers from plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals, and no single customer accounted for 10% or more of our cement segment sales during fiscal 2011. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

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

The Portland Cement Association estimates that imports represented approximately 8% of cement used in the U.S. during calendar 2010 as compared with approximately 10% in 2009 and 12% in 2008. Based on the normal distribution of cement into the market, we believe that approximately 5% of the total consumption will consistently be served by imported cement.

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

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% of our segment revenues during fiscal 2011. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

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

Environmental Matters

Cement. Our cement operations are subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we have obtained all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our manufacturing sites is listed as a CERCLA “Superfund” site.

Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency (“EPA”) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. In May 2009, the EPA indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards; however, as of May 2011 the EPA has reported that it continues to consider comments received and is uncertain when its proposal will be finalized.

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

A third industry environmental issue involves the potential regulation of our emission of Greenhouse Gases (“GHGs”), including carbon dioxide. The consequences of GHG emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures, and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.

In the absence of comprehensive federal legislation regulating emissions of GHGs, the EPA has taken steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. This rule, according to EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggers New Source Review (“NSR”) requirements for non-GHG emissions will also trigger NSR for GHG if our proposed GHG emissions exceed 75,000 tons per year. This would require the installation of controls on those GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants (or constructing a new plant) that results in an increase of our GHG emissions in excess of 100,000 tons per year will require NSR and the implementation of control requirements even if NSR is not triggered for any other pollutant. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

Several states have also taken measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries or regional GHG “cap and trade” programs. Many states have also joined together to form regional initiatives, which include the Regional Greenhouse Gas Initiative in the northeast, the Western Regional Climate Action Initiative and the Midwestern Greenhouse Gas Accord.

It is not possible at this time to predict how any future legislation that may be enacted or regulations that may be adopted to address GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

The fourth industry environmental issue is that the EPA has promulgated final regulations for certain Hazardous Air Pollutants (“HAPs”) for portland cement manufacturing. For specific HAPs, the final rule requires cement plants to meet certain emission and operating standards. The new rule sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The rule sets emission limits for total hydrocarbons, and also sets emission limits for particulate matter as a surrogate for non-volatile metal HAPS, from cement kilns of all sizes, and reduces hydrochloric acid emissions from kilns that are large emitters. The new rule takes full effect in 2013. We do not believe we would be placed at a competitive disadvantage by such rules.

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

Concrete and Aggregates. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. None of our concrete or aggregates operations are presently the subject of any material local, state or federal environmental proceedings or inquiries.

Capital Expenditures

Cement. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $0.4 million during fiscal 2011 and expect to spend an additional $0.5 million during fiscal 2012.

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

The following table sets forth certain information regarding our plants:

Location	Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Rock Reserves (years)(2)
Albuquerque, New Mexico	450	50+	(3)(4)
Bernalillo, New Mexico(8)	525	50+	(3)(4)
Gypsum, Colorado	725	25	(5)
Duke, Oklahoma	1,300	18	(5)(6)
Georgetown, South Carolina	750	57	(7)

Total	3,750

(1)	Million Square Feet (“MMSF”), subject to anticipated product mix.
(2)	At 100% capacity utilization.
(3)	The same reserves serve both New Mexico plants.
(4)	Includes mining claims and leased reserves.
(5)	Includes both owned and leased reserves.
(6)	We anticipate that additional reserves would be available on satisfactory terms, if required.
(7)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum.
(8)	This plant was temporarily idled beginning in December 2009.

Our gypsum wallboard production totaled 1,695 MMSF in fiscal 2011 and 1,732 MMSF in fiscal 2010. Total gypsum wallboard sales were 1,665 MMSF in fiscal 2011 and 1,750 MMSF in fiscal 2010. Total wallboard production as a percentage of current rated capacity was approximately 50% in both fiscal 2011 and 2010. Our operating rates were consistent with industry average capacity utilization in both fiscal 2011 and fiscal 2010.

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

Our paper machine allows the paperboard operation to manufacture high-strength gypsum liner that is approximately 10-15% lighter in basis weight than generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, absorbs less moisture during the gypsum wallboard manufacturing process resulting in reduced drying time and energy (natural gas) usage. The low-basis weight paper also reduces the overall finished board weight, providing wallboard operations with more competitive transportation costs for both the inbound and outbound segments.

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We also use synthetic gypsum at our Georgetown, South Carolina plant that we obtain through a supply agreement with Santee Cooper, a South Carolina utility company. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 17 million tons of gypsum in the area of Duke, Oklahoma, with an additional 2 million tons controlled through a lease agreement. All of the gypsum reserves are deemed to be probable under the definition provided by Industry Guide 7. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the fourth year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for our synthetic gypsum. Based on the size of the power plant, it is anticipated that the power plant will produce adequate gypsum for the foreseeable future to satisfy our operating needs. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by four gas producers under gas supply agreements expiring in March 2012 for Colorado and New Mexico and May 2011 for Oklahoma and South Carolina. If the agreements are not renewed, we expect to be able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 12% of our production costs in fiscal 2011.

Recycled Paperboard. The principal raw materials are recycled paper fiber (recovered waste paper), water and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers such as news blank and unprinted papers) is used in the gypsum liner facing paper and white top containerboard grades.

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a 600 mile radius of the paper mill. The majority of the recycled fiber purchased is delivered via truck, with occasional limited amounts received by rail. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal year 2012 is for waste paper prices to decrease slightly relative to fiscal year 2011 but to remain elevated above historic pricing. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices.

The chemicals used in the paper making operation, including size, retention aids, dry strengths additives, biocides and bacteria controls, are readily available from several manufacturers at competitive prices. We continue to source the majority of these chemicals from a supplier with whom we have had an established business relationship since 2004.

The manufacture of recycled paperboard involves the use of large volumes of water in the production process. An agreement exists with the City of Lawton municipal services for supply of water to Republic. Electricity, natural gas and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions.

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2011, natural gas pricing was slightly decreased from fiscal year 2010 as efforts continued to source favorable NYMEX and Basis opportunities. Natural gas pricing was impacted by increased transportation costs from the transportation service company. Upward movement in natural gas pricing has a negative impact on production costs and operating earnings. The paper mill is subject to an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which could impact our electricity rates. Oklahoma is a regulated state for electricity services and as such all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 35%, 55%, 8% and 2%, respectively, of calendar 2010 industry sales. The gypsum wallboard industry remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers with multiple shipping locations accounted for approximately 20% of our total gypsum wallboard sales during fiscal 2011. The loss of these customers could have a material adverse effect on the financial results of the gypsum wallboard segment.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 140 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in New Mexico and two reload yards in California. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts. During fiscal 2011, less than 5% of our sales volume of gypsum wallboard was transported by rail. Equipment availability for truck shipments is expected to be in tight supply during fiscal 2012.

There are eight manufacturers of gypsum wallboard in the U.S. operating a total of approximately 60 plants. We estimate that the three largest producers - USG Corporation, National Gypsum Company and Koch Industries - account for approximately 60% of gypsum wallboard sales in the U.S. Due to the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand. Product quality and customer service are also important to the customer.

Currently, wallboard production capacity in the United States is estimated at approximately 34 billion square feet per year. One new competitive plant is expected to be added in North Carolina during calendar year 2011. The Gypsum Association, an industry trade group, estimates that total calendar 2010 gypsum wallboard shipments by U.S. manufacturers were approximately 17.0 billion square feet, resulting in average industry capacity utilization in calendar 2010 of approximately 50%.

Recycled Paperboard. Our manufactured recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2011, approximately 33% of the recycled paperboard sold by the paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 12% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to other gypsum liner manufacturers, bag producers, containerboard consumers and other manufacturers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain’s North American operations conduct business under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Environmental Matters

Gypsum Wallboard. The gypsum wallboard industry is subject to numerous federal, state and local laws and regulations pertaining to health, safety and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as CERCLA (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our gypsum wallboard operations is the subject of any local, state or federal environmental proceedings or inquiries. We do not, and have not, used asbestos in any of our gypsum wallboard products.

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

Our gypsum wallboard manufacturing process combusts a significant amount of fuel, especially natural gas, and our operations could therefore be subject to future regulation of greenhouse gas (“GHG”) emissions. For a more detailed discussion of this issue, see the “Environmental Matters” section of our cement business description on pages 5-7.

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

Recycled Paperboard. Prior to November 2000, our now closed Commerce City, Colorado paper mill (the “Commerce City Mill”) had investigated the presence of subsurface petroleum hydrocarbons at the mill site and had retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated into the subsurface of the property from an adjacent property. As a result of an additional subsequent investigation by the Commerce City Mill, new environmental conditions were uncovered that appear to stem from underground storage tank use on the mill site. The Commerce City Mill and a former owner of the Commerce City Mill have entered into a participation agreement with the Division of Oil and Public Safety of the Colorado Department of Labor and Employment (the “Oil Division”) to respond to those conditions that appear to stem from historic underground storage tank use. Under the participation agreement, the Commerce City mill will pay 25% (with the former owner paying 75%) of the costs associated with the investigation and remediation efforts approved by both parties. The former owner and we have each approved and submitted to the Colorado Oil Division a Corrective Action Plan (the “CAP”) for the removal of the subsurface petroleum hydrocarbon at the Commerce City Mill. The CAP was approved by the Colorado Oil Division in calendar 2002. All remediation has been completed, and we have received a No Further Action Letter from the State of Colorado.

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. We had no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2011, and we do not expect any material capital expenditures during fiscal 2012.

EMPLOYEES

As of March 31, 2011, we had approximately 1,350 employees, of which 350 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction and commercial construction has impacted, and will likely continue to adversely impact, our wallboard business. The residential construction industry is currently in the midst of a significant downturn. A similar downturn has occurred in commercial construction as well. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects, which is very limited in light of the budget constraints being experienced by state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

Legislative and regulatory measures to address emissions of Greenhouse Gases (“GHG’s) are in various phases of discussions or implementation at the international, national, regional and state levels. In addition, the EPA has taken steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that emissions of GHGs from automobiles endanger public health and welfare and it proposed a rule to limit GHG emissions from automobiles. This rule, according to the EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggers New Source Review (“NSR”) requirements for non-GHG emissions will also trigger NSR for GHG if our proposed GHG emissions exceed 75,000 tons per year. This would require the permitting of, and evaluation of potential controls for, GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants that results in an increase of our GHG emissions in excess of 75,000 tons per year, or construction of a new plant with the potential to emit 100,000 tons per year, will require NSR permitting and the implementation “best available control technology” for GHG emissions. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

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

In 2010 the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the RCRA, which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

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

Difficult economic conditions can cause a contraction in the availability, and increase the cost, of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company and our customers.

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

Major cost components in each of our businesses are the costs of fuel, energy and raw materials. Significant increases in the costs of fuel, energy or raw materials or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for fuel and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have fluctuated significantly in recent years and are expected to increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

We may become subject to significant clean-up, remediation and other liabilities under applicable environmental laws.

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing greenhouse gas emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future. See “Item 1. Business – Industry Segment Information – Environmental Matters” for more information on our regulatory and environmental matters.

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

We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located near Austin, Texas and Marysville, California. In addition, we operate gypsum wallboard plants in Albuquerque, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. None of our facilities are pledged as security for any debts. We also have a gypsum wallboard plant in Bernalillo, New Mexico that we temporarily idled beginning in December 2009. We expect to re-open this facility when business conditions improve. See “Item 1. Business” on pages 2-12 of this Report for additional information relating to the Company’s properties.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. See Note (H) of the Notes to the Consolidated Financial Statements for more information.

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

STOCK PRICES AND DIVIDENDS

As of May 20, 2011, there were approximately 2,400 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2011			Fiscal Year Ended March 31, 2010
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$32.79	$26.92	$0.10	$29.00	$22.32	$0.10
September 30	$26.76	$21.79	$0.10	$29.73	$22.72	$0.10
December 31	$28.73	$22.74	$0.10	$29.75	$25.00	$0.10
March 31	$32.50	$27.44	$0.10	$26.85	$22.18	$0.10

The “Dividends” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2011. We did not repurchase any shares during the fiscal years ended March 31, 2011, 2010 and 2009.

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

During fiscal 2011, we reacquired shares of stock from an employee upon the exercise of stock options that were granted under our Incentive Plan. These shares were surrendered by the employee and reacquired by us to satisfy the employee’s exercise price and minimum statutory tax withholding, which is required upon the exercise of stock options and the surrendered shares are shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2011	—	$—	—
February 1 through February 28, 2011	—	—	—
March 1 through March 31, 2011	38,818	32.50	—

Quarter 4 Totals	38,818	$32.50	—	717,300

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2006 and tracks it through March 31, 2011.

	2006	2007	2008	2009	2010	2011
Eagle Materials, Inc.	100.00	71.25	57.94	40.59	45.12	52.21
Russell 1000	100.00	111.84	105.79	65.31	99.01	115.54
Dow Jones US Building Materials & Fixtures	100.00	105.38	87.93	48.72	77.40	94.94

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2011		2010		2009	2008	2007
Net Revenues	$462,180		$467,905		$598,580	$748,023	$917,854
Earnings Before Income Taxes	16,762	(2)	39,297	(2)	62,183	144,384	304,288
Net Earnings	14,849	(3)	28,950	(3)	41,764	97,768	202,664
Diluted Earnings Per Share	0.34		0.66		0.95	2.12	4.07
Cash Dividends Per Share	0.40		0.40		0.60	0.80	0.70
Total Assets	982,810		1,013,776		1,066,668	1,117,721	971,410
Total Debt	287,000		303,000		355,000	400,000	200,000
Stockholders’ Equity	459,564		451,647		434,112	411,972	546,046
Book Value Per Share At Year End	$10.34		$10.30		$9.96	$9.49	$11.40
Average Diluted Shares Outstanding	44,251		44,038		43,879	46,145	49,787

(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)

During fiscal 2011 and 2010, we wrote-off $10,701 and $2,458, respectively, primarily related to the write-off of deferred project costs associated with our decision not to proceed with the expansion and modernization of our Nevada Cement (2011) and Mountain Cement (2010) facilities. Excluding these write-offs, our Earnings Before Income Taxes would have been $27,463 and $31,498 in fiscal 2011 and 2010, respectively.

(3)

Excluding the impact of the write-offs discussed in note 2 above, Net Earnings would have been $19,746 and $23,214 in 2011 and 2010, respectively. These amounts were calculated using the effective tax rates of 28.1% in fiscal 2011 and 26.3% in fiscal 2010.

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

RESULTS OF OPERATIONS

Fiscal Year 2011 Compared to Fiscal Year 2010

	For the Years Ended March 31,
	2011	2010
	(in thousands, except per share)		Change
Revenues (1)	$579,355	$574,932	1%
Operating Costs (1)	(519,545)	(498,902)	4%
Other Operating Income, net	840	3,161	(73%)

Operating Earnings	60,650	79,191	(23%)
Corporate General and Administrative	(16,667)	(15,886)	5%
Other Corporate Expenses	(10,701)	(2,548)	320%
Interest Expense, net	(16,520)	(21,460)	(23%)
Earnings Before Income Taxes	16,762	39,297	(57%)
Income Taxes	(1,913)	(10,347)	(82%)

Net Earnings	$14,849	$28,950	(49%)

Diluted Earnings per Share	$0.34	$0.66	(48%)

(1)	Includes intersegment revenues and our proportionate share of our Joint Venture. See Footnote (F) to the Consolidated Financial Statements for more information.

Revenues. Consolidated revenues for fiscal 2011 increased slightly from fiscal 2010. The increase was due primarily to increased revenues for our paperboard business, which resulted primarily from higher average sales prices. Increases in the paperboard sales revenues were slightly offset by decreases in cement, wallboard and concrete and aggregates, whose revenues declined primarily due to lower average sales prices. The decline in average sales prices from our cement and wallboard segments was due primarily to the continued depressed levels of demand in the residential and commercial sectors, which has been adversely impacted by the decline in the overall economic environment in the United States.

Operating Costs. Operating costs increased during fiscal 2011, as compared to 2010, principally due to increased sales volume for our cement business and increased raw material costs for our paperboard business. The increased raw material costs for our paperboard business related primarily to increased fiber and fiber freight costs, offset slightly by decreased natural gas costs.

Other Operating Income, net. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Other income declined in fiscal 2011 as compared to fiscal 2010, as we realized a gain on the sale of land of approximately $2.5 million during fiscal 2010.

Operating Earnings. Operating earnings declined during fiscal 2011, as compared to fiscal 2010, primarily due to the increase in operating expenses and reduction in other income. The increase in operating expenses was offset partially by the increase in net revenues.

Corporate General and Administrative. Corporate general and administrative expenses for fiscal 2011 increased to $16.7 million from $15.9 million in fiscal 2010. The increase in corporate general and administrative expense in fiscal 2011, as compared to fiscal 2010, was primarily the result of increased long-term incentive compensation and benefits costs, primarily related to stock compensation and profit sharing.

Other Non-Operating Expense. During fiscal 2011, we determined that we would not move forward with the planned expansion of Nevada Cement Company. This decision was based on the economic impact of new environmental regulations combined with the challenging market conditions in northern Nevada and Northern California. As a result of this decision, we wrote-off approximately $8.9 million during fiscal 2011. The remaining expense consists of the write-down of unused aggregate equipment at our Texas operation and other miscellaneous write-downs. In the prior year, the $2.5 million included in this account related to costs written-off after we decided not to proceed with the modernization of our Mountain Cement facility.

Interest Expense, Net. Net interest expense of $16.5 million for fiscal 2011 decreased from the $21.5 million incurred in fiscal 2010. The decrease in net interest expense is related to decreased borrowings during the period, primarily in connection with early repayment of $15 million of private placement debt in April, and lower average borrowings throughout the year on our line of credit. Interest expense was also favorably impacted due to an interest credit of approximately $2.0 million due to our ability to participate in several state tax amnesty programs with respect to our unrecognized tax benefit.

Income Taxes. The effective tax rate declined to 11.4% for fiscal 2011 from 26.3% during fiscal 2010. The reduction in the tax rate is due primarily to the application of the deposits to payments and the filing of amended state returns; we were able to deduct certain items paid for state and federal taxes during the year, which provided a tax benefit of approximately $2.8 million during fiscal 2011. See Footnote (G) of the Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Fiscal 2011 net earnings of $14.8 million decreased 49% from net earnings of $29.0 million in fiscal 2010. Diluted earnings per share in fiscal 2011 of $0.34 were 48% lower than the $0.66 for fiscal 2010.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2011	2010	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Cement (2)	$225,784	$228,475	(1%)
Gypsum Wallboard	204,560	210,671	(3%)
Recycled Paperboard	104,775	90,164	16%
Concrete and Aggregates	44,236	45,622	(3%)

Gross Revenues	$579,355	$574,932	1%

Sales Volume
Cement (M Tons) (2)	2,541	2,467	3%
Gypsum Wallboard (MMSF)	1,665	1,750	(5%)
Recycled Paperboard (M Tons)	216	215	—
Concrete (M Yards)	475	461	3%
Aggregates (M Tons)	2,564	2,318	11%

Average Net Sales Prices (3)
Cement (2)	$80.83	$85.59	(6%)
Gypsum Wallboard	91.79	92.10	—
Recycled Paperboard	483.03	417.28	16%
Concrete	62.77	67.23	(7%)
Aggregates	5.61	6.29	(11%)

Operating Earnings
Cement (2)	$45,688	$58,007	(21%)
Gypsum Wallboard	1,242	1,383	(10%)
Recycled Paperboard	12,086	14,805	(18%)
Concrete and Aggregates	794	1,835	(57%)
Other Operating Income, net	840	3,161	(73%)

Operating Earnings	$60,650	$79,191	(23%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues declined slightly in fiscal 2011 as compared to fiscal 2010. The decline in sales revenues is due primarily to reduced average sales prices, offset slightly by increased sales volumes during fiscal 2011 as compared to fiscal 2010. The decline in average sales prices during fiscal 2011 as compared to fiscal 2010 was consistent across all markets, except the Texas market where average sales prices were relatively stable, and were primarily due to continued weakness in demand in our markets. The decline in revenues and average sales prices was the primary reason operating earnings declined by 21% in fiscal 2011, as compared to fiscal 2010. Operating costs remained relatively flat during fiscal 2011, as compared to fiscal 2010, with increases in fuel costs being offset by decreases in power costs.

Gypsum Wallboard Operations. Sales revenues declined 3% during fiscal 2011 as compared to fiscal 2010, primarily due to the reduction in sales volumes, as average net sales prices remained relatively flat. The decline in sales volumes is primarily due to weak residential construction and the decline in commercial construction. Sharp declines in demand have reduced the consumption of gypsum wallboard by more than 50% since its peak in calendar 2005. Operating earnings, despite declining 10% in fiscal 2011 as compared to fiscal 2010, were relatively flat in terms of the dollar amount of operating earnings. The decline in operating earnings was due primarily to reduced sales volume, primarily in the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010.

Recycled Paperboard Operations. The increase in net revenue during fiscal 2011 as compared to fiscal 2010 is due primarily to the increase in average net sales price. The increase in the average net sales price per ton during 2011 as compared to the similar periods in 2010 is primarily due to the price escalators in our long-term sales agreement. Despite the increase in net revenues, operating earnings decreased 18% for fiscal 2011 as compared to fiscal 2010, primarily due to decreases in the percentage of higher margin gypsum paper sales and increases in the cost of recycled fiber, our primary raw material. The decline in the sales of gypsum paper is due primarily to the overall decline in the gypsum wallboard market. During fiscal 2011, sales of gypsum paper declined to 47% of total paperboard sales from 51% during fiscal 2010 and the cost of recycled fiber increased 64% from $114 per ton to $188 per ton as OCC remained elevated throughout the fiscal year.

Concrete and Aggregates Operations. Concrete and aggregate revenues declined slightly in fiscal 2011 as compared to 2010. The decrease was due primarily to lower average net sales prices, offset slightly by increased sales volumes. Sales volumes increased 3% and 11% for concrete and aggregates in fiscal 2011 as compared to fiscal 2010, respectively. The increase in volume of aggregates sold was primarily due to increased sales in the Texas market, which generally have a lower average sales price than the northern California market. The decline in revenue and average net sales price also had an adverse impact on operating earnings during fiscal 2011, as did the change in sales mix to a higher percentage of base material.

GENERAL OUTLOOK

Calendar 2010 was a very difficult year economically in the United States, particularly in the building materials and construction products businesses. Commercial and residential construction activity remains at cyclic low levels and infrastructure spending has been less than anticipated. Although we anticipate the administration will continue to address the current economic crises during calendar 2011, there can be no assurance as to the actual impact that these actions will have on our business, financial condition or results of operations. Many of the states that comprise our markets are experiencing budget deficits, and have reduced infrastructure spending in response to these shortfalls. We do not expect a significant increase in government spending for infrastructure in calendar 2011.

Cement demand in all U.S. regions continues to be impacted by reduced residential housing construction, continued weakness of the commercial construction market and expanded state government budget deficits, which are expected to limit cement consumption during calendar 2011. Cement consumption in the U.S. declined during calendar year 2010, as compared to calendar year 2009. Imported cement comprised approximately 8% of the total cement consumption during calendar year 2010, which was slightly less than calendar year 2009. We anticipate cement consumption for calendar 2011 to be flat with cement consumption during calendar 2010.

We anticipate concrete and aggregate sales prices and sales volumes will remain at historically low levels as demand for residential and infrastructure projects in both of our markets is expected to remain soft.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating at a utilization rate of approximately 50%. Low capacity utilization continues to negatively impact gypsum wallboard pricing. We do not anticipate wallboard consumption to improve significantly during remainder of calendar 2011.

In response to the continued uncertainty of gypsum wallboard paper demand, our recycled paperboard segment continues to exercise sales opportunities in several other markets to enable our paper operation to maximize its operating earnings. Fiber prices remain elevated, significantly impacting the cost of manufacturing and product margins. Natural gas costs are expected to remain relatively constant during fiscal year 2012. Electricity costs are expected to increase in fiscal 2012.

Fiscal Year 2010 Compared to Fiscal Year 2009

	For the Years Ended March 31,
	2010	2009
	(in thousands, except per share)		Change
Revenues (1)	$574,932	$751,326	(23%)
Operating Costs (1)	(498,902)	(646,924)	(23%)
Other Operating Income, net	3,161	3,602	(12%)

Operating Earnings	79,191	108,004	(27%)
Corporate General and Administrative	(15,886)	(16,901)	(6%)
Other Corporate Expenses	(2,548)	—	—
Interest Expense, net	(21,460)	(28,920)	(26%)

Earnings Before Income Taxes	39,297	62,183	(37%)
Income Taxes	(10,347)	(20,419)	(49%)

Net Earnings	$28,950	$41,764	(31%)

Diluted Earnings per Share	$0.66	$0.95	(31%)

(1)	Includes intersegment revenues and our proportionate share of our Joint Venture. See Footnote (F) to the Consolidated Financial Statements for more information.

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

Other Operating Income, net. Included in net revenues are other income, which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. Other income, net totaled $3.2 million for fiscal 2010 as compared to $3.6 million for fiscal 2009. The majority of our other income during fiscal 2010 relates to the gain on the sale of land of approximately $2.5 million, while other income during fiscal 2009 is due primarily to the $2.6 million gain on sale of railcars, both by our gypsum wallboard division.

Operating Earnings. Operating profit declined by 27% during fiscal 2010, as compared to fiscal 2009, primarily due to lower net revenues, as described above. The decline in net revenues was offset partially by the reduction in operating expenses.

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

Other Non-Operating Expense. Due to improved operational efficiencies and reduced costs at our Mountain Cement facility, we withdrew our permit application with the Wyoming Department of Environmental Quality in September 2009. As a result of withdrawing our permit, we expensed deferred costs of approximately $2.5 million related to the planned expansion.

Interest Expense, Net. Net interest expense of $21.5 million for fiscal 2010 decreased from the $28.9 million incurred in fiscal 2009. The decrease in net interest expense is related to decreased borrowings during the period, primarily in connection with early repayment of $100 million of private placement debt in February 2009, and lower rates on both our previous and New Credit Facility and unrecognized tax benefit throughout the year.

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

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2010	2009	Percentage Change
	(in thousands, except net sales prices)
Revenues (1)
Cement (2)	$228,475	$289,436	(21%)
Gypsum Wallboard	210,671	279,306	(25%)
Recycled Paperboard	90,164	116,337	(22%)
Concrete and Aggregates	45,622	66,247	(31%)

Gross Revenues	$574,932	$751,326	(23%)

Sales Volume
Cement (M Tons) (2)	2,467	2,825	(13%)
Gypsum Wallboard (MMSF)	1,750	2,102	(17%)
Recycled Paperboard (M Tons)	215	232	(7%)
Concrete (M Yards)	461	611	(25%)
Aggregates (M Tons)	2,318	3,281	(29%)

Average Net Sales Prices (3)
Cement (2)	$85.59	$96.03	(11%)
Gypsum Wallboard	92.10	99.17	(7%)
Recycled Paperboard	417.28	492.27	(15%)
Concrete	67.23	73.14	(8%)
Aggregates	6.29	6.57	(4%)

Operating Earnings
Cement (2)	$58,007	$82,036	(29%)
Gypsum Wallboard	1,383	1,190	16%
Recycled Paperboard	14,805	16,581	(11%)
Concrete and Aggregates	1,835	4,595	(60%)
Other Operating Income, net	3,161	3,602	(12%)

Operating Earnings	$79,191	$108,004	(27%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. The decrease in revenues during fiscal 2010, as compared to fiscal 2009, is due primarily to the 13% decline in sales volume. The decline in demand adversely impacted average sales prices in all of our markets, resulting in a decline of 11% in average net sales price during fiscal 2010, as compared to fiscal 2009. The decline in average sales price and sales volume was most severe in our Texas and Mountain markets, which were more significantly impacted by the decline in oil well activity during fiscal 2010. The decline in revenues and sales volumes was the primary reason operating earnings declined by 29% in fiscal 2010, as compared to fiscal 2009. Operating costs remained relatively flat during fiscal 2010, as compared to fiscal 2009, with slight decreases in the cost of fuel and power and a slight increase in other purchased raw materials. Purchased cement costs also decreased; however, the percentage of purchased cement sold decreased to 2% of total cement sold in fiscal 2010 from 16% of total cement sold in fiscal 2009, with almost all of the purchased cement being sold by our joint venture.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2011	2010
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$44,083	$64,566

Investing Activities:
Proceeds from Sale of Assets	600	—
Capital Expenditures and Other Investing Activities, net	(17,224)	(13,779)

Net Cash Used in Investing Activities	(16,624)	(13,779)

Financing Activities:
Excess Tax Benefits – Share Based Payments	1,784	761
Increase (Decrease) in Bank Credit Facility	(1,000)	(52,000)
Repayment of Senior Notes	(15,000)	—
Dividends Paid	(17,634)	(17,471)
Proceeds from Stock Option Exercises	4,849	1,541

Net Cash Used in Financing Activities	(27,001)	(67,169)

Net Increase (Decrease) in Cash	$458	$(16,382)

Cash flows from operating activities declined by $20.4 million during fiscal 2011 from fiscal 2010. This decrease was largely attributable to decreased net earnings, which declined by approximately $14.1 million, and decreases in cash flows from changes in operating assets and liabilities. Decreases in cash flow from changes in operating assets and liabilities in fiscal 2011 are due primarily to an increase in income taxes receivable related to tax deductions from payments made to the IRS, as described below, offset by decreases in accounts receivable due to the repayment of notes receivable during the fiscal year.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to an IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. See Notes (G) and (H) of the Notes to the Consolidated Financial Statements.

Net cash used in investing activities was fairly consistent in fiscal 2011 and fiscal 2010, and consisted primarily of maintenance capital expenditures.

Net cash used in financing activities decreased to $27.0 million during fiscal 2011, as compared to $67.2 million during fiscal 2010. This decline is primarily due to our repaying approximately $36.0 million more in debt during fiscal 2010 than during fiscal 2011, as well as generating approximately $3.0 million more in stock option proceeds in fiscal 2011. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 38.4% and 38.3%, respectively, at March 31, 2011 as compared to 40.2% and 40.0%, respectively, at March 31, 2010.

Working capital at March 31, 2011, was $104.3 million compared to $89.4 million at March 31, 2010, primarily due to increased inventory balances and a receivable from the IRS, offset slightly by a decrease in accounts and notes receivable. We do not have any material contractual obligations related to long-term capital projects at March 31, 2011. We were in compliance at March 31, 2011 with all the terms and covenants of our credit agreements.

Debt Financing Activities.

On December 16, 2010, we amended our existing credit facility, modifying certain financial and other covenants and extending the maturity date to 2015. The principal balance of the existing facility was repaid and replaced with a new $300.0 million credit facility (“the “New Credit Facility”). The New Credit Facility expires on December 16, 2015. Borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The New Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The New Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The New Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0. We have $2.0 million of borrowings outstanding under the New Credit Facility at March 31, 2011, and currently have $288.8 million of borrowings available under the New Credit Facility at March 31, 2011.

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

Other than the New Credit Facility, we have no other source of committed external financing in place. In the event the New Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if a balance was outstanding on the New Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the New Credit Facility a $50 million Letter of Credit Facility. At March 31, 2011, we had $9.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $10.0 million in performance bonds relating primarily to our mining operations.

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

Cash Used for Share Repurchases and Stock Repurchase Program.

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 19 for additional information.

On November 7, 2006, we announced that our Board of Directors authorized the repurchase of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 717,300 remained available at March 31, 2011. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. We did not repurchase any shares during the fiscal years ended March 31, 2011, 2010 and 2009.

Dividends.

Dividends paid in fiscal years 2011 and 2010 were $17.7 million and $17.5 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we will continue to evaluate our dividend payment amount on an ongoing basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Fiscal Years Ended March 31,
	2011	2010
	(dollars in thousands)
Land and Quarries	$612	$6,067
Plants	12,641	5,105
Buildings, Machinery and Equipment	3,971	2,607

Total Capital Expenditures	$17,224	$13,779

Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. Capital expenditures in fiscal 2011 and fiscal 2010 were primarily related to necessary replacements and upgrading of equipment, as well as acquisitions of additional reserves. We expect capital expenditures during fiscal 2012 to be consistent with the amount spent in fiscal 2011.

Contractual and Other Obligations.

We have certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Long-term Debt/Notes Payable	$287,000	$—	$38,600	$88,700	$159,700
Operating Leases	10,255	723	1,169	1,776	6,587
Purchase Obligations	71,253	10,898	7,325	7,150	45,880

Total	$368,508	$11,621	$47,094	$97,626	$212,167

Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments. The weighted average interest rate for the long term debt/notes payable is approximately 5.8%, and interest is due semi-annually in quarters 1 and 3. Additionally, we are subject to potential tax liabilities where we potentially may owe $8.5 million to the IRS and $7.3 million to the states in the next 1 to 5 year period. See Notes (D), (G) and (H) of the Notes to the Consolidated Financial Statements for more information.

Based on our current actuarial estimates, we anticipate making contributions of approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2012.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 1.5% in calendar 2010, 2.7% in 2009, and 0.1% in 2008. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During calendar 2010, the Consumer Price Index for energy and transportation increased approximately 7.7 and 2.8%, respectively. The increases impacted our business by raising prices of energy, but the overall impact was small due to improving efficiencies. Additional inflationary increases could have an adverse impact on all of our businesses. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

GENERAL OUTLOOK

See “General Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 25.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note (A) to the Notes to the Consolidated Financial Statements on pages 40-45.

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

We are exposed to market risks related to fluctuations in interest rates on our New Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2011 outstanding borrowings under the New Credit Facility totaled $2.0 million. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2011	2010	2009
Revenues	$462,180	$467,905	$598,580
Cost of Goods Sold	426,603	416,032	526,604

Gross Profit	35,577	51,873	71,976
Equity in Earnings of Unconsolidated Joint Venture	24,233	24,157	32,426
Other Operating Income	840	3,161	3,602

Operating Earnings	60,650	79,191	108,004
Corporate General and Administrative Expense	(16,667)	(15,886)	(16,901)
Other Non-Operating Expense	(10,701)	(2,548)	—

Earnings before Interest and Income Taxes	33,282	60,757	91,103
Interest Expense, Net	(16,520)	(21,460)	(28,920)

Earnings before Income Taxes	16,762	39,297	62,183
Income Taxes	(1,913)	(10,347)	(20,419)

Net Earnings	$14,849	$28,950	$41,764

EARNINGS PER SHARE
Basic	$0.34	$0.66	$0.96

Diluted	$0.34	$0.66	$0.95

AVERAGE SHARES OUTSTANDING
Basic	43,891,817	43,684,942	43,486,728

Diluted	44,251,276	44,038,401	43,879,416

CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.60

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2011	2010
ASSETS
Current Assets -
Cash and Cash Equivalents	$1,874	$1,416
Accounts and Notes Receivable, net	43,855	49,721
Inventories	115,237	105,871
Income Tax Receivable	9,088	—
Prepaid and Other Assets	4,572	4,266

Total Current Assets	174,626	161,274

Property, Plant and Equipment -	1,112,058	1,100,590
Less: Accumulated Depreciation	(512,228)	(468,121)

Property, Plant and Equipment, net	599,830	632,469
Notes Receivable	5,326	10,586
Investment in Joint Venture	33,661	33,928
Goodwill and Intangible Assets	151,539	152,175
Other Assets	17,828	23,344

	$982,810	$1,013,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$30,339	$27,840
Accrued Liabilities	40,011	44,044

Total Current Liabilities	70,350	71,884
Long-term Debt	287,000	303,000
Other Long-term Liabilities	37,807	67,946
Deferred Income Taxes	128,089	119,299

Total Liabilities	523,246	562,129

Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,447,428 and 43,830,794 Shares, respectively.	444	438
Capital in Excess of Par Value	24,859	14,723
Accumulated Other Comprehensive Losses	(2,893)	(3,518)
Retained Earnings	437,154	440,004

Total Stockholders’ Equity	459,564	451,647

	$982,810	$1,013,776

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$14,849	$28,950	$41,764
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	49,212	50,781	51,232
Gain on Sale of Property, Plant and Equipment	(485)	(2,510)	(2,536)
Gain on Purchase of Debt, net	—	—	(4,763)
Other Non-Operating Expense	10,701	2,548	—
Deferred Income Tax Provision	8,497	1,201	5,769
Stock Compensation Expense	3,587	2,825	9,192
Excess Tax Benefits from Share Based Payment Arrangements	(1,784)	(761)	(655)
Equity in Earnings of Unconsolidated Joint Venture	(24,233)	(24,157)	(32,426)
Distributions from Joint Venture	24,500	29,750	33,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	11,126	(7,008)	19,673
Inventories	(9,366)	1,192	(8,346)
Accounts Payable and Accrued Liabilities	(29,418)	(16,026)	(33,944)
Other Assets	(4,399)	(1,866)	(1,965)
Income Taxes Payable/Recivable	(8,704)	(353)	3,390

Net Cash Provided by Operating Activities	44,083	64,566	79,385

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(17,224)	(13,779)	(16,078)
Proceeds from Sale of Property, Plant and Equipment	600	—	3,996

Net Cash Used in Investing Activities	(16,624)	(13,779)	(12,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess Tax Benefits from Share Based Payment Arrangements	1,784	761	655
Increase (Decrease) in Bank Credit Facility	(1,000)	(52,000)	55,000
Repayment of Senior Notes	(15,000)	—	(95,000)
Dividends Paid to Stockholders	(17,634)	(17,471)	(30,441)
Proceeds from Stock Option Exercises	4,849	1,541	1,321

Net Cash Used in Financing Activities	(27,001)	(67,169)	(68,465)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	458	(16,382)	(1,162)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,416	17,798	18,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,874	$1,416	$17,798

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance March 31, 2008	$434	$—	$406,621	$(1,368)	$405,687
Adjustment to FIN 48 Adoption	—	—	6,285	—	6,285

Balance March 31, 2008	$434	$—	$412,906	$(1,368)	$411,972

Net Earnings	—	—	41,764	—	41,764
Stock Option Exercises	2	1,319	—	—	1,321
Tax Benefit-Stock Option Exercise	—	655	—	—	655
Dividends to Stockholders	—	—	(26,120)	—	(26,120)
Stock Compensation Expense	—	9,192	—	—	9,192
Increase in Unfunded Pension Liability	—	—	—	(4,672)	(4,672)

Balance March 31, 2009	$436	$11,166	$428,550	$(6,040)	$434,112

Net Earnings	—	—	28,950	—	28,950
Stock Option Exercises	2	1,539	—	—	1,541
Tax Loss-Stock Option Exercise	—	(807)	—	—	(807)
Dividends to Stockholders	—	—	(17,496)	—	(17,496)
Stock Compensation Expense	—	2,825	—	—	2,825
Decrease in Unfunded Pension Liability	—	—	—	2,522	2,522

Balance March 31, 2010	$438	$14,723	$440,004	$(3,518)	$451,647

Net Earnings	—	—	14,849	—	14,849
Stock Option Exercises and Restricted Share Vesting	6	4,843	—	—	4,849
Tax Benefit-Stock Option Exercise	—	1,706	—	—	1,706
Dividends to Stockholders	—	—	(17,699)	—	(17,699)
Stock Compensation Expense	—	3,587	—	—	3,587
Decrease in Unfunded Pension Liability	—	—	—	625	625

Balance March 31, 2011	$444	$24,859	$437,154	$(2,893)	$459,564

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

We evaluated all events or transactions that occurred after March 31, 2011 through the filing of these financial statements.

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

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $4.6 million and $3.7 million at both March 31, 2011 and 2010, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $6.5 million at March 31, 2011, of which approximately $1.3 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2011 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. Existing notes in the aggregate are generally payable monthly, and the current portion of notes receivable at March 31, 2011 is approximately $1.3 million. At March 31, 2011, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2011	2010
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$36,497	$33,092
Finished Cement	11,540	11,639
Gypsum Wallboard	6,347	5,587
Aggregates	12,419	12,691
Paperboard	5,274	1,789
Repair Parts and Supplies	40,280	38,743
Fuel and Coal	2,880	2,330

	$115,237	$105,871

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $48.2 million, $49.7 million and $50.0 million for the years ended March 31, 2011, 2010 and 2009, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2011 and 2010, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Goodwill and Intangible Assets –

Goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the first quarter of each calendar year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Given the relative weakness in gypsum wallboard pricing, coupled with the slowdown in residential housing, we expect to perform impairment tests at the end of each quarter on our gypsum wallboard assets and related goodwill during fiscal 2012, unless we determine that impairment loss is not reasonably likely to occur.

	March 31, 2011
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(896)	$404
Permits	40 years	22,000	(3,380)	18,620
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(4,276)	$151,539

	March 31, 2010
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(809)	$491
Permits	40 years	22,000	(2,831)	19,169
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(3,640)	$152,175

Amortization expense of intangibles was $0.6 million for each of the years ended March 31, 2011, 2010 and 2009.

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

Stock Repurchases –

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2011. We did not repurchase any shares during the years ended March 31, 2011, 2010 and 2009.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $62.0 million, $59.1 million and $82.6 million were classified as cost of goods sold in the years ended March 31, 2011, 2010 and 2009, respectively.

Other operating income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

A summary of comprehensive income for the fiscal years ended March 31, 2011, 2010 and 2009 is presented below:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Net Earnings	$14,849	$28,950	$41,764
Other Comprehensive Income , net of tax:
Pension Plan Actuarial Gain (Loss), net of tax	625	2,522	(4,672)

Comprehensive Income	$15,474	$31,472	$37,092

As of March 31, 2011, we have an accumulated other comprehensive loss of $2.9 million, which is net of income taxes of $1.5 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2011, 2010 and 2009 were $18.1 million, $21.4 million and $26.9 million, respectively.

We made net payments of $61.9 million, $6.8 million and $12.8 million for federal and state income taxes in the years ended March 31, 2011, 2010 and 2009, respectively. Certain deposits made with the IRS in fiscal years 2010 and 2009 were converted to payments in fiscal 2011, and are shown as payments in fiscal 2011.

Statements of Consolidated Earnings – Supplemental Disclosures –

Selling, general and administrative expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate general and administrative (“G&A”) expenses include administration, financial, legal, employee benefits and other corporate activities and are shown separately in the consolidated statements of earnings. Corporate G&A also includes stock compensation expense. See Note (I) for more information. During fiscal 2009, we repurchased $100 million of our senior debt at a discount, which was recorded net of transaction costs. The amount of the net discount was $4.4 million, which was recorded as a reduction of corporate general and administrative expenses during the fiscal year ended March 31, 2009.

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Operating Units Selling, G&A	$26,812	$29,064	$30,493
Corporate G&A	16,667	15,886	21,304
Net Gain on Purchase of Long-term Debt	—	—	(4,403)

	$43,479	$44,950	$47,394

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $34.5 million, $38.9 million and $49.5 million in the years ended March 31, 2011, 2010 and 2009, respectively.

Earnings Per Share –

	For the Years Ended March 31,
	2011	2010	2009
Weighted-Average Shares of Common Stock Outstanding	43,891,817	43,684,942	43,486,728
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,186,064	1,026,667	846,935
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(934,328)	(745,235)	(559,663)
Restricted Stock Units	107,723	72,027	105,416

Weighted-Average Common and Common Equivalent Shares Outstanding	44,251,276	44,038,401	43,879,416

(1)	Includes unearned compensation related to outstanding stock options.

There were 1,904,637, 2,738,219 and 2,865,700 stock options at an average exercise price of $44.45 per share, $39.15 per share and $38.70 per share that were excluded from the computation of diluted earnings per share for the years ended March 31, 2011, 2010 and 2009, respectively, because such inclusion would have been anti-dilutive.

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

Level 1 – Quoted prices for identical assets and liabilities in active markets;

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

New Accounting Standards –

We have adopted the disclosure requirements outlined in Accounting Standards Update 2010-20 as of December 2010, which requires enhanced disclosures for finance receivables and allowance for credit losses. The disclosure did not impact profit or loss upon adoption.

Adjustment to FIN 48 Adoption –

During the quarter ended September 30, 2010, we paid and applied cash deposits for the payment of federal tax, penalty and interest related to the dispute with the Internal Revenue Service (“IRS”) regarding the Republic Asset Acquisition for tax years 2001 through 2006 (See Footnotes (G) and (H) for more details). The $6.3 million adjustment, presented as of March 31, 2008, reflects the tax benefit of the interest deduction allowed on amounts related to unrecognized tax benefits that was not included in the cumulative effect adjustment relating to our original adoption in fiscal 2008 of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, primarily codified in Accounting Standards Codification 740-10. This adjustment has not affected income or expense since the date of the adoption.

Other Non Operating Expense –

Other non-operating expense consists primarily of expenses related to our decision not to move forward with planned expansions of our Mountain Cement and Nevada Cement facilities. During February 2011, we determined that we would not move forward with the planned expansion of our Nevada Cement facility. As a result of this decision, we wrote-off approximately $8.9 million related to the planned expansion during fiscal 2011. The remaining expense consists of the write-down of unused aggregate equipment in our Texas operation and other miscellaneous write-downs. During fiscal 2010, due to improved operational efficiencies and reduced costs, we withdrew our permit application with the Wyoming Department of Environmental Quality. In connection with the withdrawal, we expensed approximately $2.5 million relating to the planned expansion.

(B) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2011	2010
	(dollars in thousands)
Land and Quarries	$68,185	$68,472
Plants	953,402	949,873
Buildings, Machinery and Equipment	85,117	78,911
Construction in Progress	5,354	3,334

	1,112,058	1,100,590
Accumulated Depreciation	(512,228)	(468,121)

	$599,830	$632,469

Included in Property, Plant and Equipment are $34.9 million and $35.8 million of mining and related assets (net of accumulated depreciation) at March 31, 2011 and 2010, respectively.

(C) Accrued Expenses

Accrued expenses at March 31, 2011 and 2010 consist of the following:

	March 31,
	2011	2010
	(dollars in thousands)
Payroll and Incentive Compensation	$7,712	$8,507
Benefits	7,988	8,436
Interest	7,003	7,310
Insurance	6,639	6,384
Property Taxes	4,033	3,976
Other	6,636	9,431

	$40,011	$44,044

(D) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2011	March 31, 2010
	(dollars in thousands)
Bank Credit Facility	$2,000	$3,000
Senior Notes	285,000	300,000

	$287,000	$303,000

The weighted-average interest rate of Senior Notes during fiscal 2011 and 2010 was 5.8% and 5.7%, respectively. The weighted average interest rate of Senior Notes was 5.8% and 5.7% at March 31, 2011 and 2010, respectively.

The weighted-average interest rate of bank debt borrowings during fiscal 2011, 2010 and 2009 was 1.7%, 1.6% and 2.4%, respectively. The interest rate on the bank debt was 2.3% and 1.5% at March 31, 2011 and 2010, respectively.

Our maturities of long-term debt during the next five fiscal years are as follows:

Fiscal Year	Amount
2012	$—
2013	38,600
2014	—
2015	9,500
2016	79,200
Thereafter	159,700

Total	$287,000

Senior Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering the 2005 Note Purchase Agreement, we have repurchased $22 million in principal of the Series 2005A Senior Notes. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the New Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the New Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2011 and throughout the fiscal year.

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

Bank Debt –

On December 16, 2010, we amended our existing credit facility, modifying certain financial and other covenants and extending the maturity date to 2015. The principal balance of the existing facility was repaid and replaced with a new $300.0 million credit agreement (“the “New Credit Facility”). The New Credit Facility expires on December 16, 2015. Borrowings under the New Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The New Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The New Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The New Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The New Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2011, we had $9.2 million of letters of credit outstanding.

We have $2.0 million of borrowings outstanding under the New Credit Facility at March 31, 2011, and currently have $288.8 million of borrowings available under the New Credit Facility at March 31, 2011.

(E) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2011 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$39,662
Series 2005A Tranche B	79,477
Series 2005A Tranche C	62,635
Series 2007A Tranche A	10,046
Series 2007A Tranche B	11,627
Series 2007A Tranche C	52,563
Series 2007A Tranche D	38,006

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and our New Credit Facility approximate their fair values due to the short-term maturities of these assets and liabilities.

(F) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We operate in four business segments: Cement, Gypsum Wallboard, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

As further discussed below, we operate four cement plants, eleven cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, nine readymix concrete batch plant locations and two aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Revenues -
Cement	$225,784	$228,475	$289,436
Gypsum Wallboard	204,560	210,671	279,306
Paperboard	104,775	90,164	116,337
Concrete and Aggregates	44,236	45,622	66,247

	579,355	574,932	751,326
Less: Intersegment Revenues	(42,263)	(41,589)	(57,098)
Less: Joint Venture Revenues	(74,912)	(65,438)	(95,648)

	$462,180	$467,905	$598,580

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Intersegment Revenues -
Cement	$4,086	$4,449	$6,634
Paperboard	37,622	36,369	49,555
Concrete and Aggregates	555	771	909

	$42,263	$41,589	$57,098

Cement Sales Volumes (M tons) -
Wholly-Owned	1,718	1,754	1,859
Joint Venture	823	713	967

	2,541	2,467	2,826

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Operating Earnings -
Cement	$45,688	$58,007	$82,036
Gypsum Wallboard	1,242	1,383	1,190
Paperboard	12,086	14,805	16,581
Concrete and Aggregates	794	1,835	4,595
Other, net	840	3,161	3,602

Sub-Total	60,650	79,191	108,004
Corporate General and Administrative	(16,667)	(15,886)	(16,901)
Other Corporate Charges	(10,701)	(2,548)	—

Earnings Before Interest and Income Taxes	33,282	60,757	91,103
Interest Expense, net	(16,520)	(21,460)	(28,920)

Earnings Before Income Taxes	$16,762	$39,297	$62,183

Cement Operating Earnings -
Wholly-Owned	$21,455	$33,850	$49,610
Joint Ventures	24,233	24,157	32,426

	$45,688	$58,007	$82,036

Identifiable Assets (1) -
Cement	$304,693	$308,606	$317,555
Gypsum Wallboard	443,174	466,426	489,518
Paperboard	144,434	149,602	154,541
Concrete and Aggregates	51,797	51,787	56,334
Corporate and Other	38,712	37,355	48,720

	$982,810	$1,013,776	$1,066,668

Capital Expenditures (1) -
Cement	$9,395	$12,744	$10,785
Gypsum Wallboard	2,190	184	3,717
Paperboard	1,447	236	566
Concrete and Aggregates	3,767	520	994
Other, net	425	95	16

	$17,224	$13,779	$16,078

Depreciation, Depletion and Amortization(1)
Cement	$14,468	$14,683	$14,186
Gypsum Wallboard	21,463	22,328	23,016
Paperboard	8,800	9,090	9,094
Concrete and Aggregates	3,840	3,975	4,033
Other, net	641	705	903

	$49,212	$50,781	$51,232

(1)	Basis conforms with equity method accounting.

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

The segment breakdown of goodwill at March 31, 2011 and 2010 is as follows:

	For the Years Ended March 31,
	2011	2010
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

(G) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$(6,450)	$8,872	$13,262
State	(134)	274	1,388

	(6,584)	9,146	14,650
Deferred Provision (Benefit) -
Federal	7,919	2,493	5,373
State	578	(1,292)	396

	8,497	1,201	5,769

Provision for Income Taxes	$1,913	$10,347	$20,419

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Earnings Before Income Taxes	$16,762	$39,297	$62,183

Income Taxes at Statutory Rate	$5,866	$13,754	$21,764
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	289	(662)	1,160
Statutory Depletion in Excess of Cost	(2,492)	(3,180)	(2,636)
Domestic Production Activities Deduction	195	(495)	(720)
Meals and Entertainment Disallowance	283	371	427
Penalties on Uncertain Tax Positions	400	491	821
Tax Benefits-Payment of IRS Assessment and Amended State Returns	(2,840)	—	—
Other	212	68	(397)

Provision for Income Taxes	$1,913	$10,347	$20,419

Effective Tax Rate	11%	26%	33%

During the quarter ended September 30, 2010, we asked the IRS to apply payments made on deposit to tax, penalties and interest related to our dispute involving the Republic Asset Acquisition. Furthermore, amended state returns and payments were made when the federal audit adjustments were reported to the state taxing authorities. Due to the application of the deposits to payments and the filing of amended state returns, we were able to deduct certain amounts paid for state taxes during the quarter, which provided a tax benefit of approximately $1.5 million. These deductions were treated as discrete items during the three month period ended September 30, 2010. During the quarter ended March 31, 2011, we recorded additional deductions related to state amnesty programs which brought the discrete item total to $2.8 million for fiscal year 2011.

For tax purposes, the Company experienced a net operating loss for the year ended March 31, 2011 which it anticipates will be carried back and fully absorbed in the tax year ended March 31, 2009. The net operating loss is attributable to the tax benefits associated with payment of the federal audit adjustments and amended state returns.

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$(15)	$187	$6,981
Bad Debts	(324)	27	825
Uniform Capitalization	681	139	90
Accrual Changes	4,135	1,493	(1,522)
Uncertain Tax Position Accruals	5,136	—	—
Other	(1,116)	(645)	(605)

	$8,497	$1,201	$5,769

Components of deferred income taxes are as follows:

	March 31,
	2011	2010
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$148,602	$148,618

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	(15,295)	(19,429)
Bad Debts	(1,705)	(1,382)
Uniform Capitalization	14	(667)
Other	(2,186)	(1,408)

Total Deferred Tax Assets	$(19,172)	$(22,886)

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2011	2010
	(dollars in thousands)
Accrued Liabilities	$1,341	$148

Deferred Income Taxes	$128,089	$119,299

Uncertain tax positions –

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

Our uncertain tax position was $83.9 million at March 31, 2011 and 2010. There were no additions to or reductions from our uncertain tax positions during these years.

The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Accrued interest recognized	$(1,468)	$2,741	$4,934

Accrued penalties recognized	$400	$491	$821

None of the $83.9 million liability for uncertain tax positions as of March 31, 2011, if recognized, would impact the effective tax rate. If these tax positions were recognized, other long-term liabilities would be reduced by $23.4 million, and we would receive a refund of $105.1 million related to federal and state taxes, interest and penalties paid during fiscal 2011 (see Note (H) for more information). Additionally, we would reduce other long-term liabilities by $9.4 million for accrued interest and penalties on the uncertain tax positions. Since tax penalties are recognized as a component of income tax expense, future penalty accruals and resolution of uncertain tax positions will impact our effective tax rate. As of March 31, 2011, we may be assessed additional federal and state income taxes, interest and penalties for tax years 2007 through 2010.

We currently are unable to estimate the range of possible increase or decrease in uncertain tax positions that may occur within the next twelve months resulting from the eventual outcome of the years currently under audit or appeal, and therefore cannot anticipate whether such outcome will result in a material change to our financial position or results of operations.

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

The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 tax years, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in

November 2000 (the “Republic Assets”). The examination of our federal income tax return for fiscal years ended March 31, 2007 through March 31, 2011 is currently in progress.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million which reduced the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and in May 2011 we filed a lawsuit in Federal District Court to recover the requested refunds.

In the event we reach a settlement through negotiation or in the courts, we will reverse any accrued interest and penalties in excess of the negotiated settlement through the Consolidated Statement of Earnings. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements to secure funding obligation on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2011, we had contingent liabilities under these outstanding letters of credit of approximately $9.2 million.

The following table compares insurance accruals and payments for our operations:

	For the Years Ended March 31,
	2011	2010
	(dollars in thousands)
Accrual Balances at Beginning of Period	$6,384	$5,665
Insurance Expense Accrued	2,947	3,834
Payments	(2,692)	(3,115)

Accrual Balance at End of Period	$6,639	$6,384

We are currently contingently liable for performance under $10.0 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2011. The contracts are for approximately 25% of our expected natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2011, 2010 and 2009 totaled $2.0 million, $2.1 million and $1.9 million, respectively. Minimum annual rental commitments as of March 31, 2011, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2012	$722
2013	$310
2014	$859
2015	$888
2016	$888
Thereafter	$6,587

(I) Stock Option Plans

On January 8, 2004, the Company’s stockholders approved a new incentive plan (the “Plan”) that combined and amended the two previously existing stock option plans. In August 2009, our shareholders approved an amendment to the Plan which, among other things, increased the number of shares available for award under the Plan by 3 million shares.

Long-Term Compensation Plans –

Options. During August 2010 and 2009, we granted options to members of the Board of Directors (the “Board of Directors Grants”). Options granted under the Board of Directors Grants vested immediately, and can be exercised from the date of grant until their expiration at the end of seven years.

In May 2010, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 163,000 performance-vesting stock options pursuant to the Plan to certain individuals that can be earned, in whole or in part, if certain performance conditions are satisfied (the “Fiscal 2011 Employee Stock Option Grant”). The performance and vesting criteria for the Fiscal 2011 Employee Stock Option Grant were based on the achievement of specified levels of operating earnings, as well as the achievement of certain safety and operational metrics, at each of our business segments for the fiscal year ending March 31, 2011. For those options earned based on the specified performance criteria, one third vested immediately, one third will vest on March 31, 2012 and the final third will vest on March 31, 2013. The options have a term of ten years from the date of grant. Approximately 45,000 options were forfeited at March 31, 2011 because they did not meet the performance conditions.

All stock options issued during fiscal 2011 and 2010 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2011 and 2010 are as follows:

	2011	2010
Dividend Yield	2.0%	2.0%
Expected Volatility	42.3%	42.5%
Risk Free Interest Rate	2.8%	2.7%
Expected Life	7.0 years	5.0 years

For the years ended March 31, 2011, 2010 and 2009, we expensed approximately $0.8 million, $2.4 million and $7.1 million, respectively. At March 31, 2011, there was approximately $2.4 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 4.2 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	3,446,452	$33.97	3,568,431	$33.32	2,787,047	$34.26
Granted	269,502	$28.45	138,651	$27.72	912,910	$27.84
Exercised	(388,214)	$15.94	(136,230)	$27.09	(121,228)	$11.01
Cancelled	(3,954)	$58.93	(124,400)	$32.83	(10,298)	$62.83

Outstanding Options at End of Year	3,323,786	$35.60	3,446,452	$33.97	3,568,431	$33.32

Options Exercisable at End of Year	1,735,911		1,976,852		1,995,631

Weighted Average Fair Value of Options Granted during the Year		$10.88		$9.38		$9.07

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$11.56 - $13.43	328,173	1.76	$12.33	328,173	$12.33
$23.30 - $29.08	1,267,258	4.91	$27.18	1,080,258	$26.64
$34.09 - $40.78	315,670	2.69	$37.83	262,670	$38.12
$47.53 - $62.83	1,412,685	3.28	$48.06	64,810	$58.86

	3,323,786	3.70	$35.60	1,735,911	$26.87

At March 31, 2011 there was no net intrinsic value outstanding for outstanding options. The aggregate intrinsic value for exercisable stock options at that date was approximately $5.9 million. During the year ended March 31, 2011, the total intrinsic value of options exercised was approximately $5.7 million.

Restricted Stock Units. In May 2010, the same employees receiving stock options also received an aggregate of 207,500 performance based RSUs. The vesting criteria for the RSUs are the same as the vesting criteria for the Fiscal 2011 Employee Stock Option Grant, and approximately 57,000 RSUs were forfeited at March 31, 2011 because they did not meet the performance conditions. The value of the RSUs, net of expected forfeitures, is being expensed ratably over three years. Expense related to RSUs was approximately $1.6 million, $0.4 million and $1.9 million in fiscal years ended March 31, 2011, 2010 and 2009, respectively. At March 31, 2011, there was approximately $3.8 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.2 years.

Restricted Stock. In May 2010, the Compensation Committee also approved the granting of an aggregate of 274,166 shares of performance based restricted stock to certain key employees at both the corporate and subsidiary level that would be earned if our ten year average return on equity exceeds 17.25% at March 31, 2011. As this criteria was met, all shares were earned; however, these shares will continue to have restrictions preventing the holder from selling, pledging, transferring or otherwise disposing of the shares until the holder satisfies the criteria for “retirement”. Retirement, as related to the restricted shares, is defined as the shortest time frame of the following: a) the holder reaches the age of 65 and has more than ten years service; b) expiration of five years from the date of grant, and the holder has more than 25 years of service; or c) fifteen years from the date of grant. The value of the restricted shares, net of estimated forfeitures, is being expensed over each individual grantee’s retirement period. Expense related to restricted shares was $1.0 million, $0.2 million and $0.1 million in fiscal years ended March 31, 2011, 2010 and 2009, respectively. At March 31, 2011, there were 296,166 shares with remaining restrictions for which $6.1 million of unearned compensation, net of estimated forfeitures, will be recognized over a weighted-average period of 6.8 years.

Shares available for future stock option, restricted stock and restricted stock unit grants were 2,516,564 at March 31, 2011.

(J) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Interest Income	$(7)	$(41)	$(447)
Interest Expense	17,742	18,414	23,937
Interest Expense (Income) – IRS	(1,468)	2,741	4,934
Other Expenses	253	346	496

Interest Expense, net	$16,520	$21,460	$28,920

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the bank credit facilities and commitment fees based on the unused portion of the bank credit facilities. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense (income) – IRS relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. During fiscal 2011, we paid or applied cash deposits as payments to the IRS and filed amended state tax returns and made payments for the tax years 2001 through 2006, resulting in an adjustment of previously accrued interest expense of approximately $2.8 million.

(K) Pension and Profit Sharing Plans

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2011 and a statement of the funded status as of March 31, 2011 and 2010:

	For the Years Ended March 31,
	2011	2010
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$19,059	$18,091
Service Cost - Benefits Earned During the Period	557	538
Interest Cost on Projected Benefit Obligation	1,060	1,024
Actuarial (Gain) Loss	194	(94)
Benefits Paid	(604)	(500)

Benefit Obligation at March 31,	$20,266	$19,059

Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$14,642	$10,319
Actual Return on Plan Assets	1,886	3,710
Employer Contributions	593	1,113
Benefits Paid	(604)	(500)

Fair Value of Plans at March 31,	16,517	14,642

Funded Status -
Funded Status at March 31,	$(3,749)	$(4,417)

Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(3,749)	$(4,417)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	4,375	5,257
Prior Service Cost	75	155

Net Accumulated Other Comprehensive Losses	$4,450	$5,412

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2011	2010
	(dollars in thousands)
Projected Benefit Obligation	$20,266	$19,059
Accumulated Benefit Obligation	$20,226	$19,030
Fair Value of Plan Assets	$16,517	$14,642

Net periodic pension cost for the fiscal years ended March 31, 2011, 2010 and 2009, included the following components:

	For the Years Ended March 31,
	2011	2010	2009
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$557	$538	$558
Interest Cost of Projected Benefit Obligation	1,060	1,024	1,003
Expected Return on Plan Assets	(1,163)	(826)	(1,118)
Recognized Net Actuarial Loss	354	774	306
Amortization of Prior-Service Cost	80	130	143

Net Periodic Pension Cost	$888	$1,640	$892

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (in thousands):

Fiscal Years	Total
2011	$785
2012	$854
2013	$951
2014	$1,022
2015	$1,090
2016-2020	$6,549

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2011	2010	2009
Net Periodic Benefit Costs -
Discount Rate	5.75%	6.00%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2011	2010
Benefit Obligations -
Discount Rate	5.61%	5.75%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2011 and 2010 and the range of target allocation are as follows:

	Range of Target	Percentage of Plan Assets at March 31,
	Allocation	2011	2010
Asset Category -
Equity Securities	40 – 60%	60%	60%
Debt Securities	35 – 60%	30%	35%
Other	0 – 5%	10%	5%

Total		100%	100%

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

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2012.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2011 were as follows:

	March 31,
	2011	2010
	(dollars in thousands)
Equity Securities	$9,785	$8,684
Fixed Income Securities	4,711	5,011
Real Estate Funds	487	226
Commodity Linked Funds	807	204
Cash Equivalents	727	517

Total	$16,517	$14,642

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A). The fair values by category of inputs as of March 31, 2011 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities (a)	$5,655	$4,130	$—	$9,785
Fixed Income Securities (b)	2,223	2,488	—	4,711
Real Estate Funds	487	—	—	487
Commodity Linked Funds	807	—	—	807
Cash Equivalents	727	—	—	727

	$9,899	$6,618	$—	$16,517

(a)	These funds are maintained by an investment manager and are primarily invested in indexes.
(b)	Primarily consists of investments in institutional funds that invest in fixed income securities.

We also provide a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions at all times. Employees become fully vested in our contributions over a seven year period for contributions made prior to 2007, and over a six year period for contributions made beginning in 2007. Costs relating to the employer discretionary contributions for our contribution plan totaled $2.5 million, $1.7 million and $3.3 million in fiscal years 2011, 2010 and 2009, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, we made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2011, 2010 and 2009.

(L) Stockholders’ Equity

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

(M) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2011	2010
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$130,794	$127,805
Earnings Before Income Taxes	14,667	17,193
Net Earnings	10,527	11,920
Diluted Earnings Per Share	$0.24	$0.27
Second Quarter -
Revenues	$132,135	$138,185
Earnings Before Income Taxes	10,321	14,942
Net Earnings	9,630	10,422
Diluted Earnings Per Share	$0.22	$0.24
Third Quarter -
Revenues	$103,870	$104,529
Earnings Before Income Taxes	6,620	5,467
Net Earnings	5,496	4,684
Diluted Earnings Per Share	$0.12	$0.11
Fourth Quarter -
Revenues	$95,381	$97,386
Earnings Before Income Taxes	(14,846)	1,696
Net Earnings	(10,805)	1,924
Diluted Earnings Per Share	$(0.25)	$0.04

The fourth quarter of fiscal 2011 includes other non-operating expense of $10.7 million. During the fourth quarter of fiscal 2011, we determined that we would not move forward with the planned expansion of Nevada Cement Company. This decision was based on the economic impact of new environmental regulations combined with the challenging market conditions in northern Nevada and Northern California. As a result of this decision, we wrote-off approximately $8.9 million during fiscal 2011. The remaining expense consists of the write-down of unused aggregate equipment at our Texas operation and other miscellaneous write-downs.

Due to improved operational efficiencies and reduced costs at our Mountain Cement facility, we withdrew our permit application with the Wyoming Department of Environmental Quality in September 2009, resulting in a write-off of approximately $2.5 million associated with this permit during the quarter ended September 30, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and subsidiaries at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Dallas, Texas

May 26, 2011

Texas Lehigh Cement Company LP

Statements of Operations

	Year ended December 31,
	2010	2009	2008
Net sales	$140,956,331	$133,749,505	$202,313,397
Cost of goods sold	89,425,242	80,129,886	129,136,563

Gross margin	51,531,089	53,619,619	73,176,834
Selling, general, and administrative expenses	3,899,516	2,897,854	5,079,855

Operating income	47,631,573	50,721,765	68,096,979
Interest and other income	347,015	335,956	801,063
Equity in loss of joint venture	(144)	(1,873)	(3,311)
Texas margin tax	(481,518)	(492,948)	(695,723)

Net income	$47,496,926	$50,562,900	$68,199,008

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,860,214	$1,634,212
Receivables:
Trade accounts receivable, net of allowance for doubtful accounts and discounts of $451,224 and $537,200	23,642,718	17,495,900
Inventories:
Cement	3,041,377	2,814,526
Raw materials and materials-in-process	3,667,933	4,587,441
Parts and supplies	8,760,309	11,608,791

	15,469,619	19,010,758
Prepaid assets	677,734	893,389

Total current assets	41,650,285	39,034,259

Property, plant, and equipment:
Land, including quarry	3,752,219	3,752,219
Cement plant	105,855,282	104,853,887
Mobile equipment and other	4,703,569	4,700,141
Furniture and fixtures	418,356	421,025
Construction-in-progress	235,129	527,648

	114,964,555	114,254,920
Less accumulated depreciation and depletion	(100,803,301)	(97,596,105)

	14,161,254	16,658,815
Investment in joint venture	19,842,080	20,592,224
Note receivable	—	742,164

Total assets	$75,653,619	$77,027,462

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$7,481,414	$4,110,536
Accrued liabilities	6,627,698	7,001,792
Due to affiliates	155,455	134,434

Current liabilities	14,264,567	11,246,762

Commitments and contingencies	—	—

Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	61,389	65,781
Lehigh Portland Holdings, LLC	61,389	65,781
Limited Partners’ Capital:
TLCC LP LLC	30,633,137	32,824,569
Lehigh Portland Investments, LLC	30,633,137	32,824,569

Total partners’ capital	61,389,052	65,780,700

Total liabilities and partners’ capital	$75,653,619	$77,027,462

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

	General Partners’ Capital		Limited Partners’ Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
Balance at December 31, 2007	$77,370	$77,370	$38,607,591	$38,607,591	$77,369,922
Net income for the year	68,199	68,199	34,031,305	34,031,305	68,199,008
Other comprehensive loss	(1,271)	(1,271)	(634,212)	(634,212)	(1,270,966)
Distribution of earnings	(70,500)	(70,500)	(35,179,500)	(35,179,500)	(70,500,000)

Balance at December 31, 2008	$73,798	$73,798	$36,825,184	$36,825,184	$73,797,964
Net income for the year	50,563	50,563	25,230,887	25,230,887	50,562,900
Other comprehensive gain	420	420	209,498	209,498	419,836
Distribution of earnings	(59,000)	(59,000)	(29,441,000)	(29,441,000)	(59,000,000)

Balance at December 31, 2009	$65,781	$65,781	$32,824,569	$32,824,569	$65,780,700
Net income for the year	47,497	47,497	23,700,966	23,700,966	47,496,926
Other comprehensive gain	111	111	55,602	55,602	111,426
Distribution of earnings	(52,000)	(52,000)	(25,948,000)	(25,948,000)	(52,000,000)

Balance at December 31, 2010	$61,389	$61,389	$30,633,137	$30,633,137	$61,389,052

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,496,926	$50,562,900	$68,199,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,479,387	3,585,216	4,121,831
Gain on sales of equipment	(8,249)	(3,925)	(157,177)
Equity in loss of unconsolidated joint venture	144	1,873	3,311
Changes in assets and liabilities:
Trade accounts receivable	(6,146,818)	4,192,371	2,020,422
Notes receivable	742,164	55,856	(315,583)
Inventories	3,541,139	(692,577)	(4,463,453)
Prepaid assets	215,655	7,900	(85,805)
Accounts payable	3,370,878	(2,789,499)	(906,320)
Accrued liabilities and due to affiliates	(241,647)	(1,794,794)	704,036

Net cash provided by operating activities	52,449,579	53,125,321	69,120,270

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(981,826)	(1,597,456)	(1,566,666)
Distributions from joint venture	750,000	2,700,000	1,200,000
Proceeds from sale of equipment	8,249	6,775	686,825

Net cash provided by (used in) investing activities	(223,577)	1,109,319	320,159

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(52,000,000)	(59,000,000)	(70,500,000)

Net cash used in financing activity	(52,000,000)	(59,000,000)	(70,500,000)

Net increase (decrease) in cash and cash equivalents	226,002	(4,765,360)	(1,059,571)
Cash and cash equivalents at beginning of year	1,634,212	6,399,572	7,459,143

Cash and cash equivalents at end of year	$1,860,214	$1,634,212	$6,399,572

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

We evaluated all events or transactions that occurred after December 31, 2010 up through May 26, 2011, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Concentration of Risk -

One customer accounted for 21.1%, 16.1% and 17.5% of cement sales for 2010, 2009 and 2008, respectively, and 14.8% and 13.3% of accounts receivable at December 31, 2010 and 2009, respectively.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of operations. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2010 and 2009, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Approximately $10,976,741, $6,500,532 and $9,983,446 of freight cost were included in cost of goods sold in 2010, 2009 and 2008, respectively.

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

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Comprehensive Income -

A summary of comprehensive income for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Year ended December 31,
	2010	2009	2008
Net income	$47,496,926	$50,562,900	$68,199,008
Other comprehensive income:
Actuarial changes	111,426	419,836	(1,270,966)

Comprehensive income	$47,608,352	$50,982,736	$66,928,042

As of December 31, 2010, Texas Lehigh has an accumulated comprehensive loss of $1,702,443 in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported in a separate component of partners’ capital as “Other Comprehensive Gain (Loss)”.

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

Level 1 – Quoted prices for identical assets and liabilities in active markets;

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

Reclassifications

Certain reclassifications have been made in the prior periods to conform to the current period presentation.

(C) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were approximately $18,778,773, $15,670,265 and $61,587,087, and cost of sales was approximately $17,617,548, $15,166,462 and $56,773,370 for 2010, 2009 and 2008, respectively.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

(D) Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2009 consist of the following:

	Year ended December 31,
	2010	2009
Payroll and incentive compensation	$1,949,747	$2,069,470
Benefits and insurance	1,546,489	1,564,404
Property taxes	1,547,250	1,499,633
Other	1,584,212	1,868,285

	$6,627,698	$7,001,792

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

The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2010 and a statement of the funded status as of December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
Reconciliation of Benefit Obligations:
Benefit obligation at January 1	$4,504,861	$4,107,101
Service cost	156,212	153,512
Interest cost on projected benefit obligation	256,115	238,472
Actuarial (gain) loss	216,110	82,297
Benefits paid	(90,205)	(76,521)

Benefit obligation at December 31	5,043,093	4,504,861

Reconciliation of Fair Value of Plan Assets:

Fair value of plan assets at January 1	3,239,003	2,541,874
Actual return on plan assets	433,615	489,820
Employer contributions	465,369	283,830
Benefits paid	(90,205)	(76,521)

Fair value of plan assets at December 31	$4,047,782	$3,239,003

Funded status at December 31	$(995,311)	$(1,265,858)

Texas-Lehigh Cement Company LP

Notes to Financial Statements

	December 31,
	2010	2009
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(995,311)	$(1,265,858)
Accumulated Other Comprehensive Loss:
Net Actuarial Loss	1,655,413	1,745,052
Prior Service Cost	47,029	68,817

Net Accumulated Other Comprehensive Income	$1,702,442	$1,813,869

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2010	2009
Projected Benefit Obligation	$5,043,093	$4,504,861
Accumulated Benefit Obligation	$5,029,182	$4,484,717
Fair Value of Plan Assets	$4,047,782	$3,239,003

Net periodic pension cost for the fiscal years ended December 31, 2010, 2009 and 2008 included the following components:

	Year ended December 31,
	2010	2009	2008
Service cost – benefits earned during the period	$156,212	$153,512	$138,718
Interest cost of projected benefit obligation	256,115	238,472	216,770
Expected return on plan assets	(270,399)	(208,424)	(279,726)
Recognized net actuarial loss	142,533	198,949	49,404
Amortization of prior-service cost	21,788	21,788	21,788

Net periodic pension cost	$306,249	$404,297	$146,954

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2011	$101,804
2012	101,064
2013	103,866
2014	138,986
2015	153,642
2016 – 2020	$1,081,552

Texas-Lehigh Cement Company LP

Notes to Financial Statements

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2010	2009	2008
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.25%	5.75%	5.75%
Compensation increase rate	4.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.75%	5.75%	6.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%
Compensation increase rate	4.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at year-end 2010 and 2009 and the range of target follows:

	Range of Target	Percentage of Plan Assets at Year-End
	Allocation	2010	2009
Asset category:
Equity securities	40-60%	60%	60%
Debt securities	35-60%	37%	37%
Other	0-5%	3%	3%

Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh anticipates making contributions of approximately $330,000 to the pension plan during 2011.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

The fair values of our defined benefit plans’ consolidated assets by category as of December 31, 2010 were as follows:

	December 31,
	2010	2009
Equity Securities	$2,434,504	$1,962,955
Fixed Income Securities	1,496,443	1,191,805
Cash Equivalents	116,835	84,243

Total	$4,047,782	$3,239,003

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note A. The fair values by category of inputs as of December 31, 2010 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$2,434,504	$—	$2,434,504
Fixed Income Securities (a)	—	1,496,443	—	1,496,443
Cash Equivalents (a)	—	116,835	—	116,835

	$—	$4,047,782	$—	$4,047,782

(a)	These funds are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were approximately $425,382, $436,342 and $570,683 in 2010, 2009 and 2008, respectively.

(F) Related-Party Transactions

Texas Lehigh had sales to affiliates of $25,408,283, $26,950,759 and $26,767,216 in 2010, 2009 and 2008, respectively, of which approximately $4,126,964 and $3,596,201 is included in trade accounts receivable at December 31, 2010 and 2009. Texas Lehigh purchased $584,406, $1,474,238 and $2,519,675 of cement from Lehigh in 2010, 2009 and 2008, respectively, and also purchased $4,507,932, $5,984,422 and $20,819,610 of cement from HCC in 2010, 2009 and 2008, respectively. Texas Lehigh accrued $1,271,801 and $125,887 for purchased cement received from these affiliates but not paid for at December 31, 2010 and 2009, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $2,079,490, $2,051,460 and $1,755,854 during 2010, 2009 and 2008. At December 31, 2010 and 2009, Texas Lehigh had accrued liabilities of $151,081 and $129,858, respectively, for the reimbursement of expenses paid by EXP.

(G) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management is of the opinion that all outstanding litigation will be resolved without material effect to the financial position or results of operations of Texas Lehigh.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying balance sheets of Texas Lehigh Cement Company LP (a Texas Limited partnership) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 26, 2011

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2011. The effectiveness of our internal control over financial reporting as of March 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2011 of Eagle Materials Inc. and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG

Dallas, Texas

May 26, 2011

ITEM 9B.	OTHER INFORMATION

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. Section 1503 of the Dodd-Frank Act requires companies that are “operators” (as such term is defined in the Federal Mine Safety and Health Act of 1977 (the Mine Act)) to disclose certain mine safety information in each periodic report to the Commission. This information is related to the enforcement of the Mine Act by the Mine Safety and Health Administration (MSHA). The disclosures required by Section 1503 are included on Exhibit 99.1 to this Form 10-K, which is incorporated herein in its entirety by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 4, 2011 Annual Meeting of Stockholders (the “2011 EXP Proxy Statement”):

Items	Caption in the 2011 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change of Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

See Item 10 above.

EQUITY COMPENSATION PLANS

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2011. Our equity compensation plans have been approved by the Company’s shareholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(c)
Equity compensation plans approved by stockholders	2004	3,323,786	$35.60	2,516,564
Equity compensation plans not approved by shareholders		—	—	—

		3,323,786	$35.60	2,516,564

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

(3)	Exhibits

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 82-85 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 26, 2011	/s/ STEVEN R. ROWLEY
Steven R. Rowley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 26, 2011	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

May 26, 2011	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 26, 2011	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 26, 2011	/s/ F. WILLIAM BARNETT
F. William Barnett, Director

May 26, 2011	/s/ ROBERT L. CLARKE
Robert L. Clarke, Director

May 26, 2011	/s/ LAURENCE E. HIRSCH
Laurence E. Hirsch, Director

May 26, 2011	/s/ FRANK W. MARESH
Frank W. Maresh, Director

May 26, 2011	/s/ MICHAEL R. NICOLAIS
Michael R. Nicolais, Director

May 26, 2011	/s/ DAVID W. QUINN
David W. Quinn, Director

May 26, 2011	/s/ RICHARD R. STEWART
Richard R. Stewart, Director

May , 2011
Ed H. Bowman, Jr., Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

Exhibit Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

3.4	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2009 and incorporated herein by reference.

4.1	Second Amended and Restated Credit Agreement dated as of December 16, 2010 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Branch Banking and Trust Company as Co-Syndication Agents, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2010 and incorporated herein by reference.

4.2	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.3	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.4	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2(a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Incentive Plan, as amended and restated, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,2010 filed with the Commission on November 5, 2010 and incorporated herein by reference. (1)

10.3 (a)	Form of Non-Qualified Director Stock Option Agreement filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2004 and incorporated herein by reference. (1)

10.3(b)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(c)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(d)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(e)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(f)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3(g)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 7, 2009 and incorporated herein by reference. (1)

10.3(h)	Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 and incorporated herein by reference. (1)

10.3(i)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference). (1)

10.3(j)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference). (1)

10.3(k)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference). (1)

10.3(l)	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2011 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 24, 2010, and incorporated herein by reference). (1)

10.3(m)	Eagle Materials Inc. Special Situation Program for Fiscal Year 2011 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 24, 2010 and incorporated herein by reference. (1)

10.3(n)	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference). (1)

10.3(o)	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference). (1)

10.3(p)	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference). (1)

10.3(q)	Form of Director Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010 and incorporated herein by reference). (1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference. (1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005 and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

10.9	Eagle Materials Inc. Director Compensation Summary (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010 and incorporated herein by reference). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Mine Safety Disclosure

101	The following information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on August 6, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the fiscal years ended March 31, 2011, 2010 and 2009, (ii) the consolidated balance sheets at December 31, 2011 and 2010, (iii) the consolidated statements of cash flows for the fiscal years ended March 31, 2011, 2010 and 2009, (iv) the consolidated statements of cash flows for the fiscal years ended March 31, 2011, 2010 and 2009, and (v) the notes to the consolidated financial statements (tagged as blocks of text). (2)

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.
(2)

Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.