Form 10-Q
period 2011-06-30
EAGLE MATERIALS INC
filed 2011-08-05
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 2, 2011, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,905,926

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2011

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2011	2010

Revenues	$119,807	$130,794

Cost of Goods Sold	112,434	114,363

Gross Profit	7,373	16,431

Equity in Earnings of Unconsolidated Joint Venture	5,448	6,512
Other Income (Expense)	(79)	717

Operating Earnings	12,742	23,660

Corporate General and Administrative Expense	(4,118)	(3,703)

Earnings before Interest and Income Taxes	8,624	19,957

Interest Expense, Net	(4,585)	(5,290)

Earnings before Income Taxes	4,039	14,667

Income Taxes	(982)	(4,140)

Net Earnings	$3,057	$10,527

EARNINGS PER SHARE
Basic	$0.07	$0.24

Diluted	$0.07	$0.24

AVERAGE SHARES OUTSTANDING
Basic	44,180,039	43,832,372

Diluted	44,709,262	44,222,884

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,478	$1,874
Accounts and Notes Receivable	54,192	43,855
Inventories	114,124	115,237
Income Tax Receivable	5,374	9,088
Prepaid and Other Assets	3,836	4,572

Total Current Assets	181,004	174,626

Property, Plant and Equipment -	1,119,346	1,112,058
Less: Accumulated Depreciation	(524,143)	(512,228)

Property, Plant and Equipment, net	595,203	599,830
Notes Receivable	5,139	5,326
Investment in Joint Venture	34,109	33,661
Goodwill and Intangible Assets	151,380	151,539
Other Assets	18,376	17,828

	$985,211	$982,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$31,472	$30,339
Accrued Liabilities	33,388	40,011

Total Current Liabilities	64,860	70,350
Long-term Debt	296,000	287,000
Other Long-term Liabilities	37,905	37,807
Deferred Income Taxes	127,689	128,089

Total Liabilities	526,454	523,246

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,906,232 and 44,447,428 Shares, respectively	449	444
Capital in Excess of Par Value	25,439	24,859
Accumulated Other Comprehensive Losses	(2,893)	(2,893)
Retained Earnings	435,762	437,154

Total Stockholders’ Equity	458,757	459,564

	$985,211	$982,810

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$3,057	$10,527
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Gain on Sale of Property, Plant and Equipment	—	(485)
Depreciation, Depletion and Amortization	12,320	12,450
Deferred Income Tax Provision	(939)	(3,160)
Stock Compensation Expense	835	649
Excess Tax Benefits from Share Based Payment Arrangements	(30)	(259)
Equity in Earnings of Unconsolidated Joint Venture	(5,448)	(6,512)
Distributions from Joint Venture	5,000	7,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(10,150)	(3,468)
Inventories	1,113	(634)
Accounts Payable and Accrued Liabilities	(8,315)	(7,088)
Other Assets	1,866	507
Income Taxes Payable	1,832	5,841

Net Cash Provided by Operating Activities	1,141	15,618

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,812)	(3,240)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(3,812)	(2,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Bank Credit Facility	9,000	7,000
Repayment of Senior Notes	—	(15,000)
Dividends Paid to Stockholders	(4,526)	(4,381)
Proceeds from Stock Option Exercises	128	725
Shares Redeemed to Settle Employee Taxes on RSUs	(357)	—
Excess Tax Benefits from Share Based Payment Arrangements	30	259

Net Cash Provided by (Used in) Financing Activities	4,275	(11,397)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,604	1,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	1,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,478	$2,997

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2011 include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2011.

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

We evaluated all events or transactions that occurred after June 30, 2011 through the filing of these financial statements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $8.6 million for both of the three months ended June 30, 2011 and 2010. Net payments made for federal and state income taxes during the three months ended June 30, 2011 and 2010, were $0.2 and $1.4 million, respectively.

(C)	COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended June 30, 2011 and 2010 was identical to net income for the same periods.

As of June 30, 2011, we had an accumulated other comprehensive loss of $2.9 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(D)	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $4.8 million and $4.6 million at June 30, 2011 and March 31, 2011, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $6.3 million at June 30, 2011, of which approximately $1.2 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2011 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At June 30, 2011, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

(E)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2011
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$444
Issuance of Restricted Stock	4
Stock Option Exercises	1

Balance at End of Period	449

Capital in Excess of Par Value –
Balance at Beginning of Period	24,859
Stock Compensation Expense	835
Shares Redeemed to Settle Employee Taxes	(357)
Stock Option Exercises	102

Balance at End of Period	25,439

Retained Earnings –
Balance at Beginning of Period	437,154
Dividends Declared to Stockholders	(4,449)
Net Earnings	3,057

Balance at End of Period	435,762

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(2,893)

Balance at End of Period	(2,893)

Total Stockholders’ Equity	$458,757

There were no open market share repurchases during the three month period ended June 30, 2011. As of June 30, 2011, we have authorization to purchase an additional 717,300 shares.

(F)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)

Raw Materials and Material-in-Progress	$36,215	$35,118
Finished Cement	9,518	11,540
Gypsum Wallboard	6,280	6,347
Aggregates	12,636	12,419
Paperboard	3,796	5,274
Repair Parts and Supplies	41,343	41,659
Fuel and Coal	4,336	2,880

	$114,124	$115,237

(G)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)
Payroll and Incentive Compensation	$5,103	$7,712
Benefits	7,908	7,988
Interest	2,902	7,003
Insurance	6,264	6,639
Property Taxes	4,427	4,033
Other	6,784	6,636

	$33,388	$40,011

(H)	SHARE-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans -

Options. In June 2011, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 352,829 stock options pursuant to the Plan to certain individuals that vest ratably over a three year period (the “Fiscal 2012 Stock Option Grant”). The options have a term of ten years from the date of grant. These stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2012 are as follows:

Fiscal 2012
Dividend Yield	2.0%
Expected Volatility	41.9%
Risk Free Interest Rate	2.5%
Expected Life	8.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.3 million and $0.4 million for the three month periods ended June 30, 2011 and 2010, respectively. At June 30, 2011, there was approximately $5.7 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table represents stock option activity for the quarter ended June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,323,786	$35.60
Granted	352,829	$27.53
Exercised	(8,751)	$14.60
Cancelled	(49,912)	$31.19

Outstanding Options at End of Period	3,617,952	$34.93

Options Exercisable at End of Period	1,776,227

Weighted-Average Fair Value of Options Granted during the Period	$10.72

The following table summarizes information about stock options outstanding at June 30, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 11.56 - $ 13.43	321,552	1.50	$12.34	321,552	$12.34
$ 21.52 - $ 29.08	1,573,045	5.74	$27.16	1,117,495	$26.79
$ 34.09 - $ 40.78	310,670	2.42	$37.87	269,370	$38.05
$ 47.53 - $ 62.83	1,412,685	3.03	$48.06	67,810	$58.46

	3,617,952	4.02	$34.93	1,776,227	$27.09

At June 30, 2011, there was no aggregate intrinsic value for outstanding options. The aggregate intrinsic value of exercisable options at that date was approximately $1.5 million. The total intrinsic value of options exercised during the three month period ended June 30, 2011 was approximately $0.1 million.

Restricted Stock Units. Expense related to RSUs was approximately $0.3 million and $0.1 million for the three-month periods ended June 30, 2011 and 2010, respectively. At June 30, 2011, there was approximately $3.0 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.9 years.

Restricted Stock. In June 2011, the Compensation Committee also approved the granting of an aggregate of 412,164 shares of restricted stock to certain key employees at both the corporate and subsidiary level that will be earned if our ten year average return on invested capital exceeds 12% at March 31, 2012. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, restrictions on the shares will lapse ratably over five years, with the first fifth lapsing immediately, and the remaining restrictions lapsing on March 31, 2013 through 2016. The value of the restricted shares, net of estimated forfeitures, is being expensed over a five year period. Expense related to restricted shares was $0.3 million and $0.2 million for the three-month period ended June 30, 2011 and 2010, respectively. At June 30, 2011, there was approximately $17.1 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 6.7 years.

The number of shares available for future stock option, restricted stock unit, stock appreciation right and restricted stock grants under the Plan was 1,853,611 at June 30, 2011.

(I)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2011	2010

Weighted-Average Shares of Common Stock Outstanding	44,180,039	43,832,372

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,265,517	1,657,584
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(1,088,803)	(1,342,920)

Restricted Shares	352,509	75,848

Weighted-Average Common and Common Equivalent Shares Outstanding	44,709,262	44,222,884

At June 30, 2011 and 2010, 2,205,352 and 1,981,871 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

(J)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$139	$135
Interest Cost of Benefit Obligations	265	256
Expected Return on Plan Assets	(291)	(206)
Recognized Net Actuarial Loss	86	194
Amortization of Prior-Service Cost	20	32

Net Periodic Pension Cost	$219	$411

(K)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2011 was approximately 24%.

(L)	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)

Bank Credit Facility	$11,000	$2,000
Senior Notes	285,000	285,000

Long-term Debt	$296,000	$287,000

Bank Credit Facility -

On December 16, 2010, we amended our existing credit facility, modifying certain financial and other covenants and extending the maturity date to 2015. The principal balance of the existing facility was repaid, and replaced with a new $300.0 million credit agreement (“the “Bank Credit Facility”). The Bank Credit Facility expires on December 16, 2015. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Bank Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Bank Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Bank Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The Bank Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2011, we had $10.2 million of letters of credit outstanding. We currently have $278.8 million of borrowings available under the Bank Credit Facility at June 30, 2011.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $22 million in principal of the Series 2005A Senior Notes during prior periods. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$62.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $93 million in principal of the Series 2007A Senior Notes during prior periods. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$11.0 million	October 2, 2016	6.27%
Tranche C	$50.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at June 30, 2011.

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

(M)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)

Interest (Income)	$(1)	$(2)
Interest Expense	4,475	4,454
Interest Expense – Income Taxes	—	780
Other Expenses	111	58

Interest Expense, net	$4,585	$5,290

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the bank credit facilities and commitment fees based on the unused portion of the bank credit facilities. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense – Income Taxes relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. During fiscal 2011, we paid or applied cash deposits as payments to the IRS and filed amended state tax returns and made payments for the tax years 2001 through 2006.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Revenues -
Cement	$60,144	$62,462
Gypsum Wallboard	51,342	58,200
Paperboard	28,676	28,724
Concrete and Aggregates	11,900	11,323

Sub-total	152,062	160,709
Less: Intersegment Revenues	(10,861)	(11,075)

Net Revenues, including Joint Venture	141,201	149,634
Less: Joint Venture	(21,394)	(18,840)

Net Revenues	$119,807	$130,794

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Intersegment Revenues -
Cement	$1,039	$992
Paperboard	9,682	9,963
Concrete and Aggregates	140	120

	$10,861	$11,075

Cement Sales Volume (M Tons) -
Wholly – owned Operations	449	498
Joint Venture	225	204

	674	702

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Operating Earnings -
Cement	$8,788	$13,633
Gypsum Wallboard	1,238	5,201
Paperboard	3,030	3,794
Concrete and Aggregates	(235)	315
Other, net	(79)	717

Sub-total	12,742	23,660
Corporate General and Administrative	(4,118)	(3,703)

Earnings Before Interest and Income Taxes	8,624	19,957
Interest Expense, net	(4,585)	(5,290)

Earnings Before Income Taxes	$4,039	$14,667

Cement Operating Earnings -
Wholly – owned Operations	$3,340	$7,121
Joint Venture	5,448	6,512

	$8,788	$13,633

Capital Expenditures (1) -
Cement	$2,120	$2,119
Gypsum Wallboard	1,313	120
Paperboard	118	57
Concrete and Aggregates	212	920
Corporate Other	49	24

	$3,812	$3,240

Depreciation, Depletion and Amortization (1) -
Cement	$3,730	$3,734
Gypsum Wallboard	5,217	5,466
Paperboard	2,125	2,259
Concrete and Aggregates	1,061	841
Other, net	187	150

	$12,320	$12,450

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)
Identifiable Assets (1) -
Cement	$311,686	$304,693
Gypsum Wallboard	442,692	443,174
Paperboard	143,337	144,434
Concrete and Aggregates	53,461	51,797
Corporate and Other	34,035	38,712

	$985,211	$982,810

(1)	Basis conforms with equity method accounting.

Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. During the three month period ended June 30, 2011, we reversed an accrual recorded in a prior period, which resulted in a $3.0 million increase in our gypsum wallboard segment operating earnings. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and unrecognized tax benefits. The segment breakdown of goodwill is as follows:

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)

Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at the end of the first quarter for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2012, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not just our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)

Revenues	$38,170	$34,038
Gross Margin	$11,888	$14,120
Earnings Before Income Taxes	$10,897	$13,023

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)

Current Assets	$45,136	$42,541
Non-Current Assets	$35,742	$33,457
Current Liabilities	$14,203	$10,296

(O)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2011, we had contingent liabilities under these outstanding letters of credit of approximately $10.2 million.

The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)

Accrual Balances at Beginning of Period	$6,639	$6,384
Insurance Expense Accrued	966	754
Payments	(1,341)	(690)

Accrual Balance at End of Period	$6,264	$6,448

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

We are currently contingently liable for performance under $10.1 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals; including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at June 30, 2011 is as follows:

Fair Value
(dollars in thousands)

Series 2005A Tranche A	$39,758
Series 2005A Tranche B	82,372
Series 2005A Tranche C	65,388
Series 2007A Tranche A	10,284
Series 2007A Tranche B	12,073
Series 2007A Tranche C	54,750
Series 2007A Tranche D	39,603

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Bank Credit Facility also approximates its carrying value at June 30, 2011.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended June 30, 2011 and 2010, respectively, reflects the Company’s four business segments, consisting of Gypsum Wallboard, Cement, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2011	2010	Change
	(In thousands except per share)
Revenues (1)	$152,062	$160,709	(5%)
Operating Costs (1)	(139,241)	(137,766)	1%
Other Income (Expense), net	(79)	717	(111%)

Operating Earnings	12,742	23,660	(46%)
Corporate General and Administrative	(4,118)	(3,703)	11%
Interest Expense, net	(4,585)	(5,290)	(13%)

Earnings Before Income Taxes	4,039	14,667	(72%)
Income Taxes	(982)	(4,140)	(76%)

Net Earnings	$3,057	$10,527	(71%)

Diluted Earnings per Share	$0.07	$0.24	(71%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. The decrease in revenues during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 was primarily due to the decrease in revenues from our cement and gypsum wallboard segments, which are our largest two segments, offset slightly by an increase in revenues from our concrete and aggregates segment. The decreases in revenues from our gypsum wallboard and cement segments during the quarter ended June 30, 2011 as compared to the similar quarter in 2010 were due primarily to a decline in sales volumes; however, our gypsum wallboard segment also had a decline in average net selling price as compared to the prior year period.

Operating Costs. Operating costs increased during the three month period ended June 30, 2011, as compared to the similar period in 2010, primarily due to increased operating expenses in our cement and recycled paperboard segments, offset slightly by a decline in operating expenses in our gypsum wallboard segment. Our cement segment had the largest increase in operating costs during the three month period ended June 30, 2011, as compared to 2010, primarily due to the increase in the cost of parts supplies and services, fuel and power.

Other Income (Expense). Included in operating earnings are other income (expense), which consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Earnings. Operating earnings decreased 46% to $12.7 million for the quarter ended June 30, 2011, as compared to the three month period ended June 30, 2010, primarily due to a decrease in revenues, coupled with increased operating costs, as described above. The increase in operating costs was offset by the reversal of a $3.0 million accrual for repairs, which related to a prior period. During the quarter, we determined that these repairs were no longer considered necessary so the entire accrual was reversed.

Corporate General and Administrative. Corporate general and administrative expense increased by 11% during the first quarter of fiscal 2012, as compared to the similar quarter in 2011. The increase in corporate general and administrative expense is due primarily to increased stock compensation expense, primarily related to the timing of the fiscal 2011 stock compensation grants.

Interest Expense, Net. Net interest expense decreased 13% to $4.6 million for the first quarter of fiscal 2011, as compared to $5.3 million for the first quarter of fiscal 2011. The decrease in expense is related primarily to lower interest on our unrecognized tax benefits, due to payments made to the IRS during fiscal 2011.

Income Taxes. The estimated effective tax rate for fiscal 2012 is 24% at June 30, 2011, as compared to 28% at June 30, 2010. The expected tax rate for the full fiscal year 2012 is also estimated to be 24%, as compared to an effective tax rate of 26% for fiscal 2011.

Net Earnings and Diluted Earnings per Share. Net earnings of $3.1 million decreased 71% from net earnings of $10.5 million for last year’s same quarter. Diluted earnings per share of $0.07 were 71% less than the $0.24 for last year’s same quarter.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended June 30,
	2011	2010	Percentage
	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$60,144	$62,462	(4%)
Gypsum Wallboard	51,342	58,200	(12%)
Recycled Paperboard	28,676	28,724	—
Concrete and Aggregates	11,900	11,323	5%

Gross Revenues	$152,062	$160,709	(5%)

Sales Volume
Cement (M Tons) (2)	674	702	(4%)
Gypsum Wallboard (MMSF)	412	454	(9%)
Recycled Paperboard (M Tons)	57	59	(3%)
Concrete (M Yards)	136	117	16%
Aggregates (M Tons)	612	627	(2%)

Average Net Sales Prices (3)
Cement (2)	$81.25	$81.39	—
Gypsum Wallboard	90.03	98.15	(8%)
Recycled Paperboard	505.61	481.47	5%
Concrete	61.04	63.99	(5%)
Aggregates	5.88	6.05	(3%)

Operating Earnings
Cement (2)	$8,788	$13,633	(36%)
Gypsum Wallboard	1,238	5,201	(76%)
Recycled Paperboard	3,030	3,794	(20%)
Concrete and Aggregates	(235)	315	(175%)
Other, net	(79)	717	(111%)

Net Operating Earnings	$12,742	$23,660	(46%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues decreased during the three month period ended June 30, 2011, as compared to the similar period in 2010, primarily due to decreased sales volumes with the decrease in sales volumes primarily related to our Illinois market. Average sales prices were relatively flat in all markets during the three months ended June 30, 2011, as compared to 2010. Operating earnings declined during the first quarter of fiscal 2012, as compared to fiscal first quarter 2012 primarily due to the decline in sales volume, as well as increased operating expenses, namely parts, supplies and outside services, fuel and electricity.

Gypsum Wallboard Operations. The decline in revenues during the three month period ended June 30, 2011, as compared to 2010, is due primarily to declines in both average sales price and sales volume. The decrease in the average net sales price during the first quarter of fiscal 2012 is partially due to increased transportation costs coupled with increased competition in the marketplace. Operating earnings for gypsum wallboard declined during the first quarter of fiscal 2012, as compared to fiscal 2011, primarily due to reduced sales volume and average sales prices, as well as increased operating expenses, principally in natural gas, paper and other raw materials. Operating earnings were also positively impacted by the reversal of a $3.0 million accrual which related to a prior period.

Recycled Paperboard Operations. During the first quarter of fiscal 2012, the average sales price increased 5%, while sales volume declined approximately 3%, resulting in net revenues being relatively flat during the quarter ended June 30, 2011, as compared to the similar quarter in 2010. The increase in the average selling price per ton during the three month period ended June 30, 2011, as compared to the similar period in 2010, is due to increased sales price on all products and a slight increase in the percentage of higher priced gypsum paper sold, from 43% in the first quarter of fiscal 2011 to 46% in the first quarter of fiscal 2012. Despite net revenues remaining relatively flat, operating earnings decreased 20% in the first quarter of fiscal 2012, as compared to fiscal 2011, primarily due to the elevated cost of recycled fiber as well as increases in the cost of direct operating supplies, including machine clothing and repair and maintenance costs.

Concrete and Aggregates Operations. The increase in revenue during the first quarter of fiscal 2012, as compared to fiscal 2011, was primarily due to the increase in concrete sales volumes, offset slightly by decreased aggregates sales volume and decreased average selling prices for both concrete and aggregates. Although concrete sales volumes increased during the quarter ended June 30, 2011, the average sales price declined 5% during the quarter, primarily due to increased competitiveness in our markets. The decline in aggregate volume is due to the depressed levels of infrastructure spending in both markets. The decrease in average sales prices was the primary reason for the decline in operating earnings during the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

GENERAL OUTLOOK

Calendar 2011 continues to be a very difficult year economically in the United States, particularly in the building materials and construction products businesses. Commercial and residential construction activity remains at cyclic low levels and infrastructure spending has been less than anticipated. Although we anticipate the administration will continue to address the current economic crisis during calendar 2011, current budget issues most likely will limit whatever assistance is proposed. There can be no assurance as to the actual impact that these or any other actions will have on our business, financial condition or results of operations. Many of the states that comprise our markets are also experiencing budget deficits, and have reduced infrastructure spending in response to these shortfalls. We do not expect a significant increase in government spending for infrastructure in calendar 2011.

Cement demand in all U.S. regions continues to be impacted by reduced residential housing construction, continued weakness in the commercial construction market and expanded state government budget deficits, which are expected to limit cement consumption during calendar 2011. Cement consumption in the U.S. declined during calendar year 2010, as compared to calendar year 2009, and we anticipate cement consumption for calendar 2011 to be flat with cement consumption during calendar 2010.

We anticipate concrete and aggregate sales prices and sales volumes will remain at historically low levels as demand for residential and infrastructure projects in both of our markets is expected to remain soft.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating at a utilization rate of approximately 50%. Low volumes and low capacity utilization continue to negatively impact gypsum wallboard pricing and profitability. We do not anticipate wallboard demand to improve significantly during remainder of calendar 2011.

In response to the continued uncertainty of gypsum wallboard paper demand, our recycled paperboard segment continues to exercise sales opportunities in several other markets to enable our paper operation to maximize its operating earnings. Fiber prices remain elevated, significantly impacting the cost of manufacturing and product margins. Natural gas costs are expected to remain relatively constant during the remainder of fiscal year 2012. Electricity costs are expected to increase in fiscal 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)

Net Cash Provided by Operating Activities	$1,141	$15,618
Investing Activities:
Additions to Property, Plant and Equipment	(3,812)	(3,240)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(3,812)	(2,640)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	30	259
Increase in Notes Payable	9,000	7,000
Dividends Paid	(4,526)	(4,381)
Repayment of Senior Notes	—	(15,000)
Shares Repurchased to Settle Employee Taxes on RSUs	(357)	—
Proceeds from Stock Option Exercises	128	725

Net Cash Provided by (Used in) Financing Activities	4,275	(11,397)

Net Increase in Cash	$1,604	$1,581

Cash flow from operating activities decreased by approximately $14.5 million during the three month period ended June 30, 2011, as compared to the similar period in 2010, primarily due to a $7.5 million decrease in net earnings and a decrease of approximately $2.3 million in distributions from our joint venture. Use of cash from changes in operating assets and liabilities increased during the three months ended June 30, 2011, as compared to the similar period in 2010, primarily due to the increase in accounts and notes receivable.

Net cash used in investing activities during the three month period ended June 30, 2011 was consistent with the similar period in 2010. We expect capital expenditures for the full year of fiscal 2012 to be consistent with capital expenditures during fiscal 2011.

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. See Footnote (O) of the Unaudited Consolidated Financial Statements for additional information.

Net cash provided by financing activities was $3.3 million during the three month period ended June 30, 2011, as compared to net cash used in financing activities of $11.4 million during the three month period ended June 30, 2010. The increase in cash provided by financing activities is primarily due to the $15.0 million repayment of Senior Notes during the three months ended June 30, 2010. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 39.2% and 38.9%, respectively, at June 30, 2011, as compared to 38.4% and 38.3%, respectively, at March 31, 2011.

Working capital increased to $116.1 million at June 30, 2011, compared to $104.3 million at March 31, 2011, primarily due to increased accounts and notes receivable and decreased accrued expenses. We do not have any material contractual obligations related to long-term capital projects at June 30, 2011. We were in compliance at June 30, 2011 with all the terms and covenants of our credit agreements.

Given the relative weakness in the gypsum wallboard earnings over the last year and during the first quarter of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test we perform each year during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2012, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Debt Financing Activities.

Bank Credit Facility -

On December 16, 2010, we amended our existing credit facility, modifying certain financial and other covenants and extending the maturity date to 2015. The principal balance of the existing facility was repaid, and replaced with a new $300.0 million credit agreement (“the “Bank Credit Facility”). The Bank Credit Facility expires on December 16, 2015. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Bank Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Bank Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Bank Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The Bank Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2011, we had $10.2 million of letters of credit outstanding. We currently have $278.8 million of borrowings available under the Bank Credit Facility at June 30, 2011.

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

Other than the Bank Credit Facility, we have no other source of committed external financing in place. In the event the Bank Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Bank Credit Facility at the time of termination, and an alternative source of financing could not be secured; it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt, except for approximately $12.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $25 million Letter of Credit Facility. At June 30, 2011, we had $10.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $10.1 million in performance bonds relating primarily to our mining operations.

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

Cash used for Share Repurchases.

We did not repurchase any of our shares during the three month period ended June 30, 2011. As of June 30, 2011, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid were $4.5 million and $4.4 million for the three months ended June 30, 2011 and 2010, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)

Land and Quarries	$13	$—
Plants	2,408	2,800
Buildings, Machinery and Equipment	1,391	440

Total Capital Expenditures	$3,812	$3,240

For fiscal 2012, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At June 30, 2011, outstanding borrowings under the Bank Credit Facility totaled $11.0 million. At present, we do not utilize derivative financial instruments.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposed to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which was comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. See Note (O) of the Notes to the Consolidated Financial Statements for more information.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction and commercial construction has impacted, and will likely continue to adversely impact, our wallboard business. The residential construction industry is currently in the midst of a significant downturn. A similar downturn has occurred in commercial construction as well. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects, which is very limited in light of the budget constraints being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including a continued weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires companies that are “operators” (as such term is defined in the Federal Mine Safety and Health Act of 1977 (the “Mine Act”)) to disclose certain mine safety information in each periodic report to the Commission. The disclosures required by Section 1503 are included in Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on June 23, 2011, and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference). (1)

10.3

Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference). (1)

10.4

Eagle Materials Inc. Special Situation Program for Fiscal Year 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference. (1)

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

101

The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on August 5, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended June 30, 2011 and June 30, 2010, (ii) the consolidated balance sheets at June 30, 2011 and March 31, 2011, (iii) the consolidated statements of cash flows for the three months ended June 30, 2011 and June 30, 2010, and (iv) the notes to the consolidated financial statements (tagged as blocks of text). (2)

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

EAGLE MATERIALS INC.
Registrant

August 5, 2011	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

August 5, 2011	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

August 5, 2011	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)