Form 10-Q
period 2011-09-30
EAGLE MATERIALS INC
filed 2011-11-04
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 2, 2011, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,899,310

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2011

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010

Revenues	$134,819	$132,135	$254,626	$262,929

Cost of Goods Sold	126,102	118,586	238,536	232,949

Gross Profit	8,717	13,549	16,090	29,980

Equity in Earnings of Unconsolidated Joint Venture	7,936	4,160	13,384	10,672
Other Income	115	175	36	892

Operating Earnings	16,768	17,884	29,510	41,544

Corporate General and Administrative	(4,472)	(4,415)	(8,590)	(8,118)

Earnings Before Interest and Taxes	12,296	13,469	20,920	33,426

Interest Expense, Net	(4,557)	(3,148)	(9,142)	(8,438)

Earnings Before Income Taxes	7,739	10,321	11,778	24,988

Income Tax Expense	(1,714)	(691)	(2,696)	(4,831)

Net Earnings	$6,025	$9,630	$9,082	$20,157

EARNINGS PER SHARE:
Basic	$0.14	$0.22	$0.21	$0.46

Diluted	$0.14	$0.22	$0.20	$0.46

AVERAGE SHARES OUTSTANDING:
Basic	44,200,291	43,855,326	44,190,220	43,843,912

Diluted	44,325,277	44,169,251	44,433,809	44,200,303

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$10,692	$1,874
Accounts and Notes Receivable	64,447	43,855
Inventories	108,156	115,237
Income Tax Receivable	6,688	9,088
Prepaid and Other Assets	2,856	4,572

Total Current Assets	192,839	174,626

Property, Plant and Equipment -	1,122,895	1,112,058
Less: Accumulated Depreciation	(536,057)	(512,228)

Property, Plant and Equipment, net	586,838	599,830
Notes Receivable	5,005	5,326
Investment in Joint Venture	35,545	33,661
Goodwill and Intangible Assets	151,221	151,539
Other Assets	18,685	17,828

	$990,133	$982,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$35,285	$30,339
Accrued Liabilities	42,939	40,011

Total Current Liabilities	78,224	70,350
Long-term Debt	285,000	287,000
Other Long-term Liabilities	38,097	37,807
Deferred Income Taxes	127,077	128,089

Total Liabilities	528,398	523,246

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,899,310 and 44,447,428 Shares, respectively	449	444
Capital in Excess of Par Value	26,882	24,859
Accumulated Other Comprehensive Losses	(2,893)	(2,893)
Retained Earnings	437,297	437,154

Total Stockholders’ Equity	461,735	459,564

	$990,133	$982,810

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$9,082	$20,157
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	24,683	24,839
Gain on Sale of Property, Plant and Equipment	—	(485)
Deferred Income Tax Provision	(1,012)	4,157
Stock Compensation Expense	2,293	2,061
Excess Tax Benefits from Share Based Payment Arrangements	(30)	(375)
Equity in Earnings of Unconsolidated Joint Venture	(13,384)	(10,672)
Distributions from Joint Venture	11,500	14,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(20,271)	(4,294)
Inventories	7,081	2,919
Accounts Payable and Accrued Liabilities	2,677	971
Other Assets	2,402	(1,864)
Income Taxes Payable	2,523	(24,701)

Net Cash Provided by Operating Activities	27,544	26,963

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(7,516)	(5,467)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	7,516	(4,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Bank Credit Facility	(2,000)	7,000
Repayment of Senior Notes	—	(15,000)
Dividends Paid to Stockholders	(8,975)	(8,797)
Proceeds from Stock Option Exercises	128	911
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(393)	—
Excess Tax Benefits from Share Based Payment Arrangements	30	375

Net Cash Used in Financing Activities	(11,210)	(15,511)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,818	6,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	1,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,692	$8,001

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2011 include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2011.

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

We evaluated all events or transactions that occurred after September 30, 2011 through the filing of these financial statements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $8.9 million and $9.0 million for the six months ended September 30, 2011 and 2010, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2011 and 2010, were $1.2 million and $33.5 million, respectively.

(C)	COMPREHENSIVE INCOME

Comprehensive income for the six month periods ended September 30, 2011 and 2010 was identical to net income for the same periods.

As of September 30, 2011, we had an accumulated other comprehensive loss of $2.9 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(D)	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.0 million and $4.6 million at September 30, 2011 and March 31, 2011, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $6.2 million at September 30, 2011, of which approximately $1.2 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2011 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At September 30, 2011, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

(E)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2011
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$444
Stock Option Exercises	5

Balance at End of Period	$449

Capital in Excess of Par Value –
Balance at Beginning of Period	24,859
Stock Compensation Expense	2,293
Shares Redeemed to Settle Employee Taxes	(393)
Stock Option Exercises	123

Balance at End of Period	26,882

Retained Earnings –
Balance at Beginning of Period	437,154
Dividends Declared to Stockholders	(8,939)
Net Earnings	9,082

Balance at End of Period	437,297

Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(2,893)

Balance at End of Period	(2,893)

Total Stockholders’ Equity	$461,735

There were no open market share repurchases during the three and six month periods ended September 30, 2011. As of September 30, 2011, we have authorization to purchase an additional 717,300 shares.

(F)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)

Raw Materials and Material-in-Progress	$37,567	$35,118
Finished Cement	7,191	11,540
Gypsum Wallboard	6,573	6,347
Aggregates	11,797	12,419
Paperboard	2,090	5,274
Repair Parts and Supplies	39,486	41,659
Fuel and Coal	3,452	2,880

	$108,156	$115,237

(G)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)
Payroll and Incentive Compensation	$6,546	$7,712
Benefits	8,036	7,988
Interest	7,003	7,003
Insurance	6,294	6,639
Property Taxes	5,507	4,033
Other	9,553	6,636

	$42,939	$40,011

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010

Weighted-Average Shares of Common Stock Outstanding	44,200,291	43,855,326	44,190,220	43,843,912

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	330,646	653,322	798,081	1,155,453
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(224,231)	(444,133)	(656,517)	(893,527)

Restricted Shares	18,571	104,736	102,025	94,465

Weighted-Average Common and Common Equivalent Shares Outstanding	44,325,277	44,169,251	44,433,809	44,200,303

Shares Excluded Due to Anti-dilution Effects	3,340,271	2,942,059	2,772,812	2,392,784

(I)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$139	$135	$278	$270
Interest Cost of Benefit Obligations	265	256	530	512
Expected Return on Plan Assets	(291)	(206)	(582)	(412)
Recognized Net Actuarial Loss	86	194	172	388
Amortization of Prior-Service Cost	20	32	40	64

Net Periodic Pension Cost	$219	$411	$438	$822

(J)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2011 was approximately 23%.

(K)	SHARE-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans -

Options. In June 2011, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 352,829 stock options pursuant to the Plan to certain individuals that vest ratably over a three year period (the “Fiscal 2012 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In August 2011, we granted 121,295 options to members of the Board of Directors (the “Fiscal 2012 Board of Directors Grant”). Options granted under the Fiscal 2012 Board of Directors Grant vested immediately, and can be exercised from the date of grant until their expiration at the end of ten years. The Fiscal 2012 Employee Stock Option Grant and Fiscal 2012 Board of Directors Grant were both valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2012 are as follows:

Dividend Yield	2.0%
Expected Volatility	41.9%
Risk Free Interest Rate	2.5%
Expected Life	8.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.3 million and $0.6 million for the three and six month periods ended September 30, 2011, respectively, and $0.4 million and $1.2 million for the three and six month periods ended September 30, 2010, respectively. The expense for the three month period ended September 30, 2011 reflects a credit of $1.3 million resulting from our updated assessment of future satisfaction of performance conditions associated with certain stock option grants. At September 30, 2011, there was approximately $4.7 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents stock option activity for the six month period ended September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,323,786	$35.60
Granted	474,124	$26.41
Exercised	(8,751)	$14.60
Cancelled	(65,279)	$34.61

Outstanding Options at End of Period	3,723,880	$34.50

Options Exercisable at End of Period	1,913,049

Weighted-Average Fair Value of Options Granted during the Period	$10.29

The following table summarizes information about stock options outstanding at September 30, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 11.56 - $ 13.43	321,552	1.25	$12.34	321,552	$12.34
$ 23.17 - $ 30.74	1,693,473	5.81	$26.88	1,243,917	$26.44
$ 34.09 - $ 40.78	310,170	2.17	$37.88	279,770	$38.04
$ 47.53 - $ 62.83	1,398,685	2.78	$48.06	67,810	$58.46

	3,723,880	3.97	$34.50	1,913,049	$26.90

At September 30, 2011, there was no aggregate intrinsic value for both outstanding and exercisable options. The total intrinsic value of options exercised during the six month period ended September 30, 2011 was approximately $0.1 million.

Restricted Stock Units. Expense related to RSUs was approximately $0.4 million and $0.7 million for the three and six month periods ended September 30, 2011, respectively, and $0.2 million and $0.3 million for the three and six month periods ended September 30, 2010, respectively. At September 30, 2011, there was approximately $2.6 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.7 years.

Restricted Stock. In June 2011, the Compensation Committee also approved the granting of an aggregate of 412,164 shares of restricted stock to certain key employees at both the corporate and subsidiary level that will be earned if our ten year average return on invested capital exceeds 12% at March 31, 2012. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, restrictions on the shares will lapse ratably over five years, with the first fifth lapsing immediately, and the remaining restrictions lapsing on March 31, 2013 through 2016. The value of the restricted shares, net of estimated forfeitures, is being expensed over a five year period. Expense related to restricted shares was $0.8 million and $1.1 million for the three and six month periods ended September 30, 2011, respectively, and $0.3 million and $0.5 million for the three and six month periods ended September 30, 2010, respectively. At September 30, 2011, there was approximately $16.3 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 5.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 1,732,614 at September 30, 2011.

(L)	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)

Bank Credit Facility	$—	$2,000
Senior Notes	285,000	285,000

Long-term Debt	$285,000	$287,000

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

The Bank Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2011, we had $10.2 million of letters of credit outstanding. We had $289.8 million of borrowings available under the Bank Credit Facility at September 30, 2011.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $22.0 million in principal of the Series 2005A Senior Notes during prior periods. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$38.6 million	November 15, 2012	5.25%
Tranche B	$77.2 million	November 15, 2015	5.38%
Tranche C	$62.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $93.0 million in principal of the Series 2007A Senior Notes during prior periods. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$11.0 million	October 2, 2016	6.27%
Tranche C	$50.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at September 30, 2011.

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of September 30, 2011.

(M)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2011, we had contingent liabilities under these outstanding letters of credit of approximately $10.2 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended September 30,		As of and For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Accrual Balances at Beginning of Period	$6,264	$6,448	$6,639	$6,384
Insurance Expense Accrued	187	792	1,153	1,546
Payments	(157)	(394)	(1,498)	(1,084)

Accrual Balance at End of Period	$6,294	$6,846	$6,294	$6,846

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

We are currently contingently liable for performance under $10.3 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals; including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest paid to the IRS.

In the event we reach a settlement through negotiation or in the courts, we will reverse any amounts in excess of the settlement through the Consolidated Statement of Earnings. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$72,554	$67,813	$132,698	$130,275
Gypsum Wallboard	50,981	50,314	102,323	108,514
Paperboard	31,737	29,204	60,413	57,928
Concrete and Aggregates	13,882	12,940	25,782	24,263

Sub-total	169,154	160,271	321,216	320,980
Less: Intersegment Revenues	(11,875)	(10,208)	(22,736)	(21,283)

Net Revenues, including Joint Venture	157,279	150,063	298,480	299,697
Less: Joint Venture	(22,460)	(17,928)	(43,854)	(36,768)

Net Revenues	$134,819	$132,135	$254,626	$262,929

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$1,202	$1,164	$2,241	$2,156
Paperboard	10,452	8,857	20,134	18,820
Concrete and Aggregates	221	187	361	307

	$11,875	$10,208	$22,736	$21,283

Cement Sales Volume (M Tons) -
Wholly – owned Operations	588	576	1,037	1,074
Joint Venture	229	199	454	403

	817	775	1,491	1,477

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$15,111	$12,127	$23,899	$25,760
Gypsum Wallboard	(2,540)	1,295	(1,302)	6,496
Paperboard	4,038	3,833	7,068	7,627
Concrete and Aggregates	44	454	(191)	769
Other, net	115	175	36	892

Sub-total	16,768	17,884	29,510	41,544
Corporate General and Administrative	(4,472)	(4,415)	(8,590)	(8,118)

Earnings Before Interest and Income Taxes	12,296	13,469	20,920	33,426
Interest Expense, net	(4,557)	(3,148)	(9,142)	(8,438)

Earnings Before Income Taxes	$7,739	$10,321	$11,778	$24,988

Cement Operating Earnings -
Wholly – owned Operations	$7,175	$7,967	$10,515	$15,088
Joint Venture	7,936	4,160	13,384	10,672

	$15,111	$12,127	$23,899	$25,760

Capital Expenditures (1) -
Cement	$2,088	$1,160	$4,208	$3,279
Gypsum Wallboard	701	435	2,014	555
Paperboard	104	—	222	57
Concrete and Aggregates	811	577	1,023	1,497
Other	—	55	49	79

	$3,704	$2,227	$7,516	$5,467

Depreciation, Depletion and Amortization (1) -
Cement	$3,703	$3,606	$7,433	$7,340
Gypsum Wallboard	5,267	5,456	10,484	10,922
Paperboard	2,127	2,260	4,252	4,519
Concrete and Aggregates	1,063	939	2,124	1,780
Other, net	203	128	390	278

	$12,363	$12,389	$24,683	$24,839

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)
Identifiable Assets (1) -
Cement	$316,091	$304,693
Gypsum Wallboard	436,024	443,174
Paperboard	141,563	144,434
Concrete and Aggregates	54,048	51,797
Corporate and Other	42,407	38,712

	$990,133	$982,810

(1)	Basis conforms with equity method accounting.

Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. During the fiscal quarter ended June 30, 2011, we reversed an accrual recorded in a prior period, which resulted in a $3.0 million increase in our gypsum wallboard segment operating earnings. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and unrecognized tax benefits. The segment breakdown of goodwill is as follows:

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)

Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last year, and continuing into this year, we have performed an impairment test at the end of the first and second quarters for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2012, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Revenues	$38,786	$31,468	$76,263	$64,701
Gross Margin	$17,063	$9,242	$28,951	$23,361
Earnings Before Income Taxes	$15,871	$8,321	$26,768	$21,344

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)

Current Assets	$45,369	$42,541
Non-Current Assets	$39,495	$33,457
Current Liabilities	$15,252	$10,296

During the six month period ended September 30, 2011, we provided approximately $10.0 million to our Joint Venture for its capital needs.

(O)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2011 is as follows:

Fair Value
(dollars in thousands)

Series 2005A Tranche A	$39,353
Series 2005A Tranche B	81,562
Series 2005A Tranche C	65,232
Series 2007A Tranche A	10,113
Series 2007A Tranche B	12,004
Series 2007A Tranche C	54,400
Series 2007A Tranche D	39,730

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at September 30, 2011 due to the short-term maturities of these assets and liabilities.

(P)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Interest (Income)	$(1)	$(2)	$(2)	$(4)
Interest Expense	4,440	4,444	8,915	8,898
Interest Expense (Income) – Income Taxes	—	(1,326)	—	(546)
Other Expenses	118	32	229	90

Interest Expense, net	$4,557	$3,148	$9,142	$8,438

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six month periods ended September 30, 2011 and 2010, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

We continue to pursue opportunities in businesses that are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies, existing infrastructure and customer relationships. We expect that the entry into any such new businesses would require capital expenditures and the investment of management time and other resources, and would be subject to the risks associated with any new venture of this type.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(In thousands except per share)			(In thousands except per share)
Revenues (1)	$169,154	$160,271	6%	$321,216	$320,980	—
Operating Costs (1)	(152,501)	(142,562)	7%	(291,742)	(280,328)	4%
Other Income, net	115	175	(34%)	36	892	(96%)

Operating Earnings	16,768	17,884	(6%)	29,510	41,544	(29%)
Corporate General and Administrative	(4,472)	(4,415)	1%	(8,590)	(8,118)	6%
Interest Expense, net	(4,557)	(3,148)	45%	(9,142)	(8,438)	8%

Earnings Before Income Taxes	7,739	10,321	(25%)	11,778	24,988	(53%)
Income Tax Expense	(1,714)	(691)	148%	(2,696)	(4,831)	(44%)

Net Earnings	$6,025	$9,630	(37%)	$9,082	$20,157	(55%)

Diluted Earnings per Share	$0.14	$0.22	(36%)	$0.20	$0.46	(57%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

Net Revenues. Net revenues increased by 6% for the three month period ended September 30, 2011, compared to the similar period in 2010. The increase, during the three month period ended September 30, 2011, was due primarily to increases in sales volume for all of our businesses except recycled paperboard and aggregates, coupled with increased average sales prices for cement and recycled paperboard. Net revenues for the six months ended September 30, 2011 were relatively flat compared to the revenues in the six month period ended September 30, 2010. Despite revenues being relatively flat, revenues actually increased for all of our businesses except gypsum wallboard, which declined 6%. Sales volume and average sales price increased for our cement business and average sales prices increased for our paperboard and aggregates businesses, but declined for our other businesses. The decreased sales volumes and average net sales price in our gypsum wallboard segment is related to the continued downturn in the residential and commercial construction sectors, which have been disproportionately impacted by the decline in overall economic activity in the U.S. over the last two years.

Operating Costs. Operating costs increased 7% and 4% for the three and six month periods ended September 30, 2011, respectively, compared to the similar periods in 2010. Increased sales volumes and fiber costs are the primary reasons for the increase in operating expenses for the quarter ended September 30, 2011. Operating expenses increased for the six months ended September 30, 2011, primarily due to increased parts, supplies, and services, fuel, power and increased fiber expense, partially offset by lower sales volumes.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Earnings. Operating earnings decreased by 6% and 29% during the three and six month periods ended September 30, 2011, respectively, compared to 2010. The decrease in operating revenues during the three months ended September 30, 2011, compared to the similar period in 2010, was primarily due to lower operating earnings in our gypsum wallboard and aggregates segments, partially offset by increased operating earnings in our cement segment. Operating earnings declined for the six months ended September 30, 2011, compared to the similar period in 2010, primarily due to relatively flat revenues, coupled with increased operating costs, primarily in our gypsum wallboard segment.

Corporate General and Administrative. Corporate general and administrative expenses increased 1% and 6% for the three and six month periods ended September 30, 2011, respectively, compared to the similar periods in 2010. The increase in corporate general and administrative expenses is due primarily to increased stock compensation expenses, partially offset by lower incentive compensation and benefits costs due to lower operating earnings and improved overhead efficiency.

Interest Expense, Net. Net interest expense increased 45% and 8% during the three and six month periods ended September 30, 2011, respectively, compared to similar periods in 2010. The increase in interest expense during fiscal 2012, compared to fiscal 2011, is due to payments made to the IRS related to the Republic Asset Acquisition during the first six months of fiscal 2011 (See Footnote (P) to the Unaudited Consolidated Financial Statements for more details). These payments, as charged by the IRS, included interest that was less than interest accrued by the Company, resulting in a credit to interest expense during the quarter ended September 30, 2010. Interest expense on our debt was relatively flat for the three and six months ended September 30, 2011, compared to the similar three and six month periods in 2010.

Income Taxes. The effective tax rate for the six month period ended September 30, 2011 was approximately 23% compared to approximately 19% for the six month period ended September 30, 2010. The effective tax rate during fiscal 2011 was positively impacted by the deduction of interest and state taxes related to the payment of taxes to the IRS and state authorities for fiscal years 2001 through 2006. The expected tax rate for the full fiscal year is expected to be 23%, compared to 26% for fiscal 2011.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2011 of $6.0 million decreased 37% from last year’s net earnings of $9.6 million; while net earnings of $9.1 million for the six month period ended September 30, 2011 decreased 55% from last year’s net earnings of $20.2 million. Diluted earnings per share for the three and six month periods ended September 30, 2011 were $0.14 and $0.20, respectively, compared to $0.22 and $0.46 for the three and six month periods ended September 30, 2010, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Cement (2)	$72,554	$67,813	7%	$132,698	$130,275	2%
Gypsum Wallboard	50,981	50,314	1%	102,323	108,514	(6%)
Recycled Paperboard	31,737	29,204	9%	60,413	57,928	4%
Concrete and Aggregates	13,882	12,940	7%	25,782	24,263	6%

Gross Revenues	$169,154	$160,271	6%	$321,216	$320,980	—

Sales Volume
Cement (M Tons) (2)	817	775	5%	1,491	1,477	1%
Gypsum Wallboard (MMSF)	403	397	2%	815	851	(4%)
Recycled Paperboard (M Tons)	60	62	(3%)	117	121	(3%)
Concrete (M Yards)	144	123	17%	280	240	17%
Aggregates (M Tons)	771	794	(3%)	1,383	1,421	(3%)

Average Net Sales Prices (3)
Cement (2)	$81.23	$80.03	1%	$81.24	$80.67	1%
Gypsum Wallboard	92.09	96.08	(4%)	91.05	97.18	(6%)
Recycled Paperboard	524.20	474.29	11%	515.21	477.82	8%
Concrete	64.33	67.01	(4%)	62.73	65.54	(4%)
Aggregates	5.98	5.90	1%	5.94	5.97	(1%)

Operating Earnings
Cement (2)	$15,111	$12,127	25%	$23,899	$25,760	(7%)
Gypsum Wallboard	(2,540)	1,295	(296%)	(1,302)	6,496	(120%)
Recycled Paperboard	4,038	3,833	5%	7,068	7,627	(7%)
Concrete and Aggregates	44	454	(90%)	(191)	769	(125%)
Other, net	115	175	(34%)	36	892	(96%)

Net Operating Earnings	$16,768	$17,884	(6%)	$29,510	$41,544	(29%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues increased during the three and six month periods ended September 30, 2011, as compared to the similar periods in 2010, primarily due to increased sales volumes and average sales prices. Sales volumes increased during the three and six months period ended September 30, 2011 as compared to the similar period in 2010, primarily due to increased volumes in the Nevada and Texas markets, offset slightly by decreased volume in the Illinois market. Average sales prices during the three and six month periods ended September 30, 2011 increased slightly, primarily due to a change in product mix sold. Operating earnings increased during the second quarter of fiscal 2012, as compared to the similar periods in fiscal 2011, primarily due to increased sales price and sales volume, as well as lower operating costs, namely decreased parts supplies and services, which were partially offset by increased fuel and power expense. Operating earnings decreased for the six month period ended September 30, 2011, compared to the similar period in 2010, primarily due to increased operating expenses, for parts, supplies and services, fuel and power, partially offset by increased average sales price and sales volume. The increased parts, supply and services costs related to major maintenance projects.

Gypsum Wallboard Operations. The increase in net revenue during the three month period ended September 30, 2011, compared to 2010, was primarily due to the increase in sales volume, partially offset by the decline in average sales price. The decrease in revenues for the six month period ended September 30, 2011, compared to the similar period in 2010, is primarily due to declines in both average sales price and sales volume. The decrease in average sales price during the three and six month periods ended September 30, 2011, compared to the similar periods in 2010, is primarily due to increased transportation costs and increased competition in the marketplace. Operating earnings decreased for the quarter and year to date periods in fiscal 2012, as compared to fiscal 2011, primarily due to the decline in average sales price, and increases in certain operating expenses, principally paper and other raw materials. Operating earnings during the six months ended September 30, 2011 were also positively impacted by the reversal of $3.0 million accrual, which related to a prior period.

Recycled Paperboard Operations. Net revenues increased 9% and 4% during the three and six month periods ended September 30, 2011, compared to the similar periods in 2010, primarily due to the 11% and 8% increase in average sales price for the three and six month periods, respectively, partially offset by slight declines in average sales volumes. The increase in the average selling price per ton during the three and six month periods ended September 30, 2011, compared to the similar periods in 2010, is primarily due to the price escalators in our long-term sales agreement. Operating earnings increased for the three month period ended September 30, 2011, compared to the similar period in 2010, primarily due to increased average sales prices and an increase in the percentage of higher margin gypsum paper sold to 48% in the three months ended September 30, 2011 from 40% during the comparable period in 2010, partially offset by increased cost of recycled fiber during fiscal 2011. Operating earnings declined by 7% for the six months ended September 30, 2011, compared to the similar period in 2010, primarily due to the increase in the cost of recycled fiber and other operating expenses, including machine clothing and repair and maintenance costs, partially offset by the increase in average sales price.

Concrete and Aggregates Operations. Net revenues increased for both the three and six month periods ended September 30, 2011, compared to the similar periods in 2010. The increase in net revenue is due primarily to the increase in concrete sales volume, partially offset by the decline in concrete average net sales price and aggregate sales volumes. Operating earnings decreased during the three and six month periods ended September 30, 2011, compared to 2010, primarily due to increased transportation costs in our readymix business. Operating earnings declined for our aggregates business for both the three and six month periods ended September 30, 2011, compared to the similar periods in 2010, primarily due to reduced sales volumes.

GENERAL OUTLOOK

Calendar 2011 continues to be a very difficult year economically in the United States, particularly in the building materials and construction products businesses. Commercial and residential construction activity remains at cyclic low levels and infrastructure spending has been less than anticipated. Although we anticipate the administration will continue to address the current economic crisis during calendar 2011, current budget constraints will likely limit whatever fiscal stimulus is proposed. There can be no assurance as to the actual impact, if any, that these or any other actions will have on our business, financial condition or results of operations. Many of the states that comprise our markets are also experiencing budget deficits, and have reduced infrastructure spending in response to these shortfalls. We do not expect a significant increase in government spending for infrastructure during the remainder of fiscal 2012.

Cement demand in all U.S. regions continues to be impacted by reduced residential housing construction, continued weakness in the commercial construction market and expanded state government budget deficits, which are expected to limit cement consumption during calendar 2011. Cement consumption in the U.S. declined during calendar year 2010, compared to calendar year 2009, and we anticipate cement consumption for calendar 2011 to be flat with cement consumption during calendar 2010.

We anticipate concrete and aggregate sales prices and sales volumes will remain at historically low levels as demand for residential and infrastructure projects in both of our markets is expected to remain soft.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating at a utilization rate of approximately 50%. Low volumes and low capacity utilization continue to negatively impact gypsum wallboard pricing and profitability. We do not anticipate wallboard demand to improve significantly during the remainder of fiscal 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2011	2010
	(dollars in thousands)

Net Cash Provided by Operating Activities	$27,544	$26,963
Investing Activities:
Capital Expenditures	(7,516)	(5,467)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(7,516)	(4,867)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	30	375
Decrease in Long-Term Debt	(2,000)	(8,000)
Dividends Paid	(8,975)	(8,797)
Shares Repurchased to Settle Employee Taxes on RSUs	(393)	—
Proceeds from Stock Option Exercises	128	911

Net Cash Provided by Financing Activities	(11,210)	(15,511)

Net Increase in Cash	$8,818	$6,585

Cash flow from operating activities was relatively flat during the six month period ended September 30, 2011, compared to the similar period in 2010, despite lower net income in the six month period ended September 30, 2011. Cash provided by operating activities in fiscal 2012 was primarily due to net income plus depreciation, depletion and amortization, partially offset by use of cash of $5.6 million due to changes in operating assets and liabilities. During fiscal 2011, cash provided by operating activities was adversely impacted by the $23.7 million payment to the IRS in July 2010.

Net cash used in investing activities during the six month period ended September 30, 2011 was approximately $3.0 million more than cash used for that purpose in the similar period in 2010, primarily due to the timing of capital expenditure We expect capital expenditures for the full year of fiscal 2012 to be consistent with capital expenditures during fiscal 2011.

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest paid to the IRS. See Footnote (M) of the Unaudited Consolidated Financial Statements for additional information.

Net cash used in financing activities was $11.2 million during the six month period ended September 30, 2011, as compared to net cash used in financing activities of $15.5 million during the six month period ended September 30, 2010. The decrease in cash used in financing activities is primarily due to the reduction in debt repayments during the six months ended September 30, 2011, as compared to the similar period in 2010. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 38.2% and 37.3%, respectively, at September 30, 2011, as compared to 38.4% and 38.3%, respectively, at March 31, 2011.

Working capital increased to $114.6 million at September 30, 2011, compared to $104.3 million at March 31, 2011, primarily due to increased accounts and notes receivable, partially offset by increased accounts payable and accrued expenses. We did not have any material contractual obligations related to long-term capital projects at September 30, 2011. We were in compliance at September 30, 2011 with all the terms and covenants of our credit agreements.

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

The Bank Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2011, we had $10.2 million of letters of credit outstanding. We had $289.8 million of borrowings available under the Bank Credit Facility at September 30, 2011.

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We had not sold any notes pursuant to the Shelf Agreement as of September 30, 2011.

We do not have any off balance sheet debt, except for approximately $12.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $50.0 million Letter of Credit Facility. At September 30, 2011, we had $10.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $10.3 million in performance bonds relating primarily to our mining operations.

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

Cash Used for Share Repurchases.

We did not repurchase any of our shares on the open market during the six month period ended September 30, 2011. As of September 30, 2011, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the six month period ended September 30, 2011, 14,873 shares of stock were withheld from employees upon the vesting of Restricted Shares or Restricted Shares Units that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $9.0 million and $8.8 million for the six month periods ended September 30, 2011 and 2010, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2011	2010
	(dollars in thousands)

Land and Quarries	$13	$—
Plants	5,469	4,465
Buildings, Machinery and Equipment	2,034	1,002

Total Capital Expenditures	$7,516	$5,467

For fiscal 2012, we expect capital expenditures of approximately $15.0 to $20.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. There were no outstanding borrowings under the Bank Credit Facility at September 30, 2011. At present, we do not utilize derivative financial instruments.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposed to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which was comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. See Note (M) of the Notes to the Consolidated Financial Statements for more information.

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

Item 6.	Exhibits

10.1*	Eagle Materials Inc. Director Compensation Summary. (1)

10.2*	Form of Non-Qualified Stock Option Agreement. (1)

10.3*	Form of Restricted Stock Agreement. (1)

10.4*	Form of Director Non-Qualified Stock Option Agreement. (1)

10.5	Uncommitted Master Shelf Agreement dated August 31, 2011 (filed as Exhibit 10.1 t the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011 and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Mine Safety Disclosure

101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 4, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended September 30, 2011 and September 30, 2010, (ii) the consolidated balance sheets at September 30, 2011 and March 31, 2011, (iii) the consolidated statements of cash flows for the three months ended September 30, 2011 and September 30, 2010, and (iv) the notes to the consolidated financial statements.(2)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
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

EAGLE MATERIALS INC.
Registrant

November 4, 2011	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

November 4, 2011	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

November 4, 2011	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)