Form 10-Q/A
period 2011-06-30
EAGLE MATERIALS INC
filed 2012-02-09
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Eagle Materials Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 5, 2011 (“Original Form 10-Q”), to revise the previous accounting treatment related to the reversing of a $3.0 million accrual, which was made in a prior year and was originally recorded as a contra-account in the fixed asset subledger, during the quarter ended June 30, 2011. This amendment to the Original Form 10-Q is being made in response to correspondence received from the SEC. We are restating our financial statements for the three month period ended June 30, 2011 to treat the $3.0 million as a correction of an error in the prior year, rather than a reduction of cost of goods sold in the quarter ended June 30, 2011. Except for the above reversal of the accrual, the information in this Form 10-Q/A has not been updated to reflect events that occurred after August 5, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The following sections have been amended and restated as a result of the foregoing:

Part I

•	Item 1. Financial Statements
•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 4. Control and Procedures

Part II

•	Item 6. Exhibits

Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

Eagle Materials Inc. and Subsidiaries

Form 10-Q/A

June 30, 2011

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2011	2010
	(restated)(1)

Revenues	$119,807	$130,794

Cost of Goods Sold	115,434	114,363

Gross Profit	4,373	16,431

Equity in Earnings of Unconsolidated Joint Venture	5,448	6,512
Other Income (Expense)	(79)	717

Operating Earnings	9,742	23,660

Corporate General and Administrative Expense	(4,118)	(3,703)

Earnings before Interest and Income Taxes	5,624	19,957

Interest Expense, Net	(4,585)	(5,290)

Earnings before Income Taxes	1,039	14,667

Income Taxes	(232)	(4,140)

Net Earnings	$807	$10,527

EARNINGS PER SHARE
Basic	$0.02	$0.24

Diluted	$0.02	$0.24

AVERAGE SHARES OUTSTANDING
Basic	44,180,039	43,832,372

Diluted	44,709,262	44,222,884

CASH DIVIDENDS PER SHARE	$0.10	$0.10

(1)	See Note (B) – Restatement of Consolidated Financial Statements

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2011	March 31, 2011
	(restated)(1)	(restated)(1)
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,478	$1,874
Accounts and Notes Receivable	54,192	43,855
Inventories	114,124	115,237
Income Tax Receivable	5,374	9,088
Prepaid and Other Assets	3,836	4,572

Total Current Assets	181,004	174,626

Property, Plant and Equipment -	1,119,346	1,115,058
Less: Accumulated Depreciation	(524,143)	(512,228)

Property, Plant and Equipment, net	595,203	602,830
Notes Receivable	5,139	5,326
Investment in Joint Venture	34,109	33,661
Goodwill and Intangible Assets	151,380	151,539
Other Assets	18,376	17,828

	$985,211	$985,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$31,472	$30,339
Accrued Liabilities	32,638	40,011

Total Current Liabilities	64,110	70,350
Long-term Debt	296,000	287,000
Other Long-term Liabilities	37,905	37,807
Deferred Income Taxes	128,739	129,139

Total Liabilities	526,754	524,296

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,906,232 and 44,447,428 Shares, respectively	449	444
Capital in Excess of Par Value	25,439	24,859
Accumulated Other Comprehensive Losses	(2,893)	(2,893)
Retained Earnings	435,462	439,104

Total Stockholders’ Equity	458,457	461,514

	$985,211	$985,810

(1)	See Note (B) – Restatement of Consolidated Financial Statements

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2011	2010
	(restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$807	$10,527
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Gain on Sale of Property, Plant and Equipment	—	(485)
Depreciation, Depletion and Amortization	12,320	12,450
Deferred Income Tax Provision	(939)	(3,160)
Stock Compensation Expense	835	649
Excess Tax Benefits from Share Based Payment Arrangements	(30)	(259)
Equity in Earnings of Unconsolidated Joint Venture	(5,448)	(6,512)
Distributions from Joint Venture	5,000	7,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(10,150)	(3,468)
Inventories	1,113	(634)
Accounts Payable and Accrued Liabilities	(5,315)	(7,088)
Other Assets	1,866	507
Income Taxes Payable	1,082	5,841

Net Cash Provided by Operating Activities	1,141	15,618

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,812)	(3,240)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(3,812)	(2,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Bank Credit Facility	9,000	7,000
Repayment of Senior Notes	—	(15,000)
Dividends Paid to Stockholders	(4,526)	(4,381)
Proceeds from Stock Option Exercises	128	725
Shares Redeemed to Settle Employee Taxes on RSUs	(357)	—
Excess Tax Benefits from Share Based Payment Arrangements	30	259

Net Cash Provided by (Used in) Financing Activities	4,275	(11,397)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,604	1,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	1,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,478	$2,997

(1)	See Note (B) – Restatement of Consolidated Financial Statements

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

We evaluated all events or transactions that occurred after June 30, 2011 through the filing of these financial statements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During January 2012, we determined that our previous treatment of a reversal of a $3.0 million accrual, which related to a prior year, should have been treated as a correction of an error in the prior year rather than a reduction of Cost of Goods Sold during the three month period ended June 30, 2011, as it was previously reported. The accrual was originally recorded in fiscal 2001 as a contra account in the fixed asset subledger, and related to costs to improve certain manufacturing equipment at our Duke, Oklahoma gypsum wallboard facility in connection with our purchase of the facility. The amount was recorded in order to properly state the acquired assets at fair value; however the accrual was not released as the original assets were depreciated over their useful life. These assets were fully depreciated at March 31, 2011; therefore, the accrual was no longer necessary.

We have restated our consolidated financial statements to reflect this reversal of the $3.0 million accrual as an adjustment to prior year retained earnings. This restatement did not impact the Company’s cash flows provided by operating activities. A summary of the changes to our financial statements follows:

Changes in Beginning Retained Earnings:

Retained Earnings at Beginning of Period	$437,154
Adjustments for Reversal of Accrual	1,950

Retained Earnings at Beginning of Period	439,104

In addition to the above adjustment, we increased our property, plant and equipment and deferred tax liability accounts, respectively, as of March 31, 2011.

Changes in the Consolidated Balance Sheet:

	June 30, 2011
	As previously reported	Adjustment	As Restated
	(dollars in thousands)
Accrued Expenses	$(33,388)	$750	$(32,638)
Deferred Income Taxes	(127,689)	(1,050)	(128,739)
Retained Earnings	(435,762)	300	(435,462)

The difference between the adjustment to deferred income taxes and accrued expenses relates to the impact of the adjustment to the fiscal 2012 effective tax rate.

Changes in the Consolidated Statement of Earnings:

	For the three months ended June 30, 2011
	As previously reported	Adjustment	As Restated
	(dollars in thousands)
Cost of Goods Sold	$112,434	$3,000	$115,434
Gross Profit	7,373	(3,000)	4,373
Operating Earnings	12,742	(3,000)	9,742
Earnings Before Interest and Income Taxes	8,624	(3,000)	5,624
Earnings Before Income Taxes	4,039	(3,000)	1,039
Income Taxes	(982)	750	(232)
Net Earnings	3,057	(2,250)	807
Earnings per Share – Basic	0.07	(0.05)	0.02
Earnings per Share – Share	0.07	(0.05)	0.02

(C)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $8.6 million for both of the three months ended June 30, 2011 and 2010. Net payments made for federal and state income taxes during the three months ended June 30, 2011 and 2010, were $0.2 and $1.4 million, respectively.

(D)	COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended June 30, 2011 and 2010 was identical to net income for the same periods.

As of June 30, 2011, we had an accumulated other comprehensive loss of $2.9 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(E)	ACCOUNTS AND NOTES RECEIVABLE

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

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2011
(dollars in thousands)
(restated)(1)
Common Stock –
Balance at Beginning of Period	$444
Issuance of Restricted Stock	4
Stock Option Exercises	1

Balance at End of Period	449

Capital in Excess of Par Value –
Balance at Beginning of Period	24,859
Stock Compensation Expense	835
Shares Redeemed to Settle Employee Taxes	(357)
Stock Option Exercises	102

Balance at End of Period	25,439

Retained Earnings –
Balance at Beginning of Period	437,154
Adjustment for Reversal of Accrual (See Note B)	1,950

Balance at Beginning of Period	439,104
Dividends Declared to Stockholders	(4,449)
Net Earnings	807

Balance at End of Period	435,462

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period	(2,893)

Balance at End of Period	(2,893)

Total Stockholders’ Equity	$458,457

(1) See Note (B) - Restatement of Consolidated Financial Statements

There were no open market share repurchases during the three month period ended June 30, 2011. As of June 30, 2011, we have authorization to purchase an additional 717,300 shares.

(G)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)

Raw Materials and Material-in-Progress	$36,215	$35,118
Finished Cement	9,518	11,540
Gypsum Wallboard	6,280	6,347
Aggregates	12,636	12,419
Paperboard	3,796	5,274
Repair Parts and Supplies	41,343	41,659
Fuel and Coal	4,336	2,880

	$114,124	$115,237

(H)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2011	March 31, 2011
	(restated)(1) (dollars in thousands)
Payroll and Incentive Compensation	$5,103	$7,712
Benefits	7,908	7,988
Interest	2,902	7,003
Insurance	6,264	6,639
Property Taxes	4,427	4,033
Other	6,034	6,636

	$32,638	$40,011

(1)	See Note (B) - Restatement of Consolidated Financial Statements

(I)	SHARE-BASED EMPLOYEE COMPENSATION

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

(K)	PENSION AND EMPLOYEE BENEFIT PLANS

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

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2011 was approximately 22%.

(M)	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)

Bank Credit Facility	$11,000	$2,000
Senior Notes	285,000	285,000

Long-term Debt	$296,000	$287,000

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Revenues -
Cement	$60,144	$62,462
Gypsum Wallboard	51,342	58,200
Paperboard	28,676	28,724
Concrete and Aggregates	11,900	11,323

Sub-total	152,062	160,709
Less: Intersegment Revenues	(10,861)	(11,075)

Net Revenues, including Joint Venture	141,201	149,634
Less: Joint Venture	(21,394)	(18,840)

Net Revenues	$119,807	$130,794

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Intersegment Revenues -
Cement	$1,039	$992
Paperboard	9,682	9,963
Concrete and Aggregates	140	120

	$10,861	$11,075

Cement Sales Volume (M Tons) -
Wholly – owned Operations	449	498
Joint Venture	225	204

	674	702

	For the Three Months Ended June 30,
	2011	2010
	(restated)(2)
	(dollars in thousands)
Operating Earnings -
Cement	$8,788	$13,633
Gypsum Wallboard	(1,762)	5,201
Paperboard	3,030	3,794
Concrete and Aggregates	(235)	315
Other, net	(79)	717

Sub-total	9,742	23,660
Corporate General and Administrative	(4,118)	(3,703)

Earnings Before Interest and Income Taxes	5,624	19,957
Interest Expense, net	(4,585)	(5,290)

Earnings Before Income Taxes	$1,039	$14,667

Cement Operating Earnings -
Wholly – owned Operations	$3,340	$7,121
Joint Venture	5,448	6,512

	$8,788	$13,633

Capital Expenditures (1) -
Cement	$2,120	$2,119
Gypsum Wallboard	1,313	120
Paperboard	118	57
Concrete and Aggregates	212	920
Corporate Other	49	24

	$3,812	$3,240

Depreciation, Depletion and Amortization (1) -
Cement	$3,730	$3,734
Gypsum Wallboard	5,217	5,466
Paperboard	2,125	2,259
Concrete and Aggregates	1,061	841
Other, net	187	150

	$12,320	$12,450

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)
Identifiable Assets (1) -
Cement	$311,686	$304,693
Gypsum Wallboard	442,692	446,174
Paperboard	143,337	144,434
Concrete and Aggregates	53,461	51,797
Corporate and Other	34,035	38,712

	$985,211	$985,810

(1)	Basis conforms with equity method accounting.
(2)	See Note (B) – Restatement of Consolidated Financial Statements

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

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not just our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)

Revenues	$38,170	$34,038
Gross Margin	$11,888	$14,120
Earnings Before Income Taxes	$10,897	$13,023

	As of
	June 30, 2011	March 31, 2011
	(dollars in thousands)

Current Assets	$45,136	$42,541
Non-Current Assets	$35,742	$33,457
Current Liabilities	$14,203	$10,296

(P)	COMMITMENTS AND CONTINGENCIES

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2011	2010	Change
	(restated)(2)
	(In thousands except per share)
Revenues (1)	$152,062	$160,709	(5%)
Operating Costs (1)	(142,241)	(137,766)	3%
Other Income (Expense), net	(79)	717	(111%)

Operating Earnings	9,742	23,660	(59%)
Corporate General and Administrative	(4,118)	(3,703)	11%
Interest Expense, net	(4,585)	(5,290)	(13%)

Earnings Before Income Taxes	1,039	14,667	(93%)
Income Taxes	(232)	(4,140)	(94%)

Net Earnings	$807	$10,527	(92%)

Diluted Earnings per Share	$0.02	$0.24	(92%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.
(2)	See Note (B) – Restatement of Consolidated Financial Statements

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

Operating Costs. Operating costs increased during the three month period ended June 30, 2011, as compared to the similar period in 2010, primarily due to increased operating expenses in our cement, gypsum wallboard and recycled paperboard segments. Our cement segment had the largest increase in operating costs during the three month period ended June 30, 2011, as compared to 2010, primarily due to the increase in the cost of parts supplies and services, fuel and power.

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

Income Taxes. The estimated effective tax rate for fiscal 2012 is 22% at June 30, 2011, as compared to 28% at June 30, 2010. The expected tax rate for the full fiscal year 2012 is also estimated to be 22%, as compared to an effective tax rate of 26% for fiscal 2011.

Net Earnings and Diluted Earnings per Share. Net earnings of $0.8 million decreased 92% from net earnings of $10.5 million for last year’s same quarter. Diluted earnings per share of $0.02 were 92% less than the $0.24 for last year’s same quarter.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended June 30,		Percentage Change
	2011	2010
	(restated)(4)
	(In thousands except per unit)
Revenues (1)
Cement (2)	$60,144	$62,462	(4%)
Gypsum Wallboard	51,342	58,200	(12%)
Recycled Paperboard	28,676	28,724	—
Concrete and Aggregates	11,900	11,323	5%

Gross Revenues	$152,062	$160,709	(5%)

Sales Volume
Cement (M Tons) (2)	674	702	(4%)
Gypsum Wallboard (MMSF)	412	454	(9%)
Recycled Paperboard (M Tons)	57	59	(3%)
Concrete (M Yards)	136	117	16%
Aggregates (M Tons)	612	627	(2%)

Average Net Sales Prices (3)
Cement (2)	$81.25	$81.39	—
Gypsum Wallboard	90.03	98.15	(8%)
Recycled Paperboard	505.61	481.47	5%
Concrete	61.04	63.99	(5%)
Aggregates	5.88	6.05	(3%)

Operating Earnings
Cement (2)	$8,788	$13,633	(36%)
Gypsum Wallboard	(1,762)	5,201	(134%)
Recycled Paperboard	3,030	3,794	(20%)
Concrete and Aggregates	(235)	315	(175%)
Other, net	(79)	717	(111%)

Net Operating Earnings	$9,742	$23,660	(59%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.
(4)	See Note B – Restatement of Consolidated Financial Statements

Cement Operations. Revenues decreased during the three month period ended June 30, 2011, as compared to the similar period in 2010, primarily due to decreased sales volumes with the decrease in sales volumes primarily related to our Illinois market. Average sales prices were relatively flat in all markets during the three months ended June 30, 2011, as compared to 2010. Operating earnings declined during the first quarter of fiscal 2012, as compared to fiscal first quarter 2011 primarily due to the decline in sales volume, as well as increased operating expenses, namely parts, supplies and outside services, fuel and electricity.

Gypsum Wallboard Operations. The decline in revenues during the three month period ended June 30, 2011, as compared to 2010, is due primarily to declines in both average sales price and sales volume. The decrease in the average net sales price during the first quarter of fiscal 2012 is partially due to increased transportation costs coupled with increased competition in the marketplace. Operating earnings for gypsum wallboard declined during the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, primarily due to reduced sales volume and average sales prices, as well as increased operating expenses, principally in natural gas, paper and other raw materials.

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

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Consolidated Financial Statements of this Form 10-Q/A for information regarding recently issued accounting pronouncements that may affect our financial statements.

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

Net cash provided by financing activities was $4.3 million during the three month period ended June 30, 2011, as compared to net cash used in financing activities of $11.4 million during the three month period ended June 30, 2010. The increase in cash provided by financing activities is primarily due to the $15.0 million repayment of Senior Notes during the three months ended June 30, 2010. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 39.2% and 38.9%, respectively, at June 30, 2011, as compared to 38.4% and 38.3%, respectively, at March 31, 2011.

Working capital increased to $116.9 million at June 30, 2011, compared to $104.3 million at March 31, 2011, primarily due to increased accounts and notes receivable and decreased accrued expenses. We do not have any material contractual obligations related to long-term capital projects at June 30, 2011. We were in compliance at June 30, 2011 with all the terms and covenants of our credit agreements.

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

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. In connection with the restatement of our Form 10-Q described in Note (B) to the Consolidated Financial Statements included in this Form 10-Q/A, management reevaluated the effectiveness of our internal control over financial reporting and identified a significant deficiency that rose to the level of a material weakness in our disclosure controls and procedures as of the end of the period covered by the unaudited interim financial statements; therefore management has subsequently concluded that our disclosure controls and procedures were not effective at the end of the period covered by the Original Form 10-Q. The control weakness relates to our use of metrics for determining materiality for interim periods in connection with correcting errors which relate to prior periods. Our controls were effective in the first quarter of 2012 in identifying, quantifying and disclosing the accrual required to be reversed to correct a prior year error; however, in determining the manner in which such accrual was reversed, we did not correctly evaluate or apply all of the relevant materiality metrics. The metrics we used for determining materiality were developed to assess materiality on an annual basis, and lacked precision on a quarterly review. No other material weaknesses were found.

As a result of the identification of a material weakness during the three month period ended June 30, 2011, we have enhanced our disclosure controls and procedures to take into consideration the impact of correcting errors on the interim trend of earnings, gross profit and earnings before income taxes. We believe these enhanced controls are sufficient to ensure a consistent measure of materiality between annual and quarterly periods in the future.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. We also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on this evaluation, we have concluded that there has been no such change during the period covered by this report.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposed to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which was comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. See Note (P) of the Notes to the Consolidated Financial Statements for more information.

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

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on June 23, 2011, and incorporated herein by reference). (1) (2)

10.2

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference). (1) (2)

10.3

Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference). (1) (2)

10.4

Eagle Materials Inc. Special Situation Program for Fiscal Year 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference. (1) (2)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure(2)

101

The following information from our Quarterly Report on Form 10-Q/A for the first quarter of fiscal 2011, filed with the SEC on February 8, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended June 30, 2011 and June 30, 2010, (ii) the consolidated balance sheets at June 30, 2011 and March 31, 2011, (iii) the consolidated statements of cash flows for the three months ended June 30, 2011 and June 30, 2010, and (iv) the notes to the consolidated financial statements (tagged as blocks of text). (3)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
(2)	Previously filed with Original Form 10-Q.
(3)

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

EAGLE MATERIALS INC.
Registrant

February 9, 2012	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

February 9, 2012	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

February 9, 2012	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)