Form 10-Q/A
period 2011-09-30
EAGLE MATERIALS INC
filed 2012-02-09
CIK 918646

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

EXPLANATORY NOTE

Eagle Materials Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 4, 2011 (“Original Form 10-Q”), to revise the previous accounting treatment related to the reversing of a $3.0 million accrual, which was made in a prior year and was originally recorded as a contra-account in the fixed asset subledger, during the quarter ended June 30, 2011. This amendment to the Original Form 10-Q is being made in response to correspondence received from the SEC. We are restating our financial statements for the six month period ended September 30, 2011 to treat the $3.0 million as a correction of an error in the prior year, rather than a reduction of cost of goods sold in the quarter ended June 30, 2011. This restatement had no impact on our earnings before taxes, net earnings or earnings per share for the three month period ended September 30, 2011. Except for the above reversal of the accrual, the information in this Form 10-Q/A has not been updated to reflect events that occurred after November 4, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The following sections have been amended and restated as a result of the foregoing:

Part I

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

Part II

Item. 6. Exhibits

Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

Eagle Materials Inc. and Subsidiaries

Form 10-Q/A

September 30, 2011

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011 (restated)(1)	2010

Revenues	$134,819	$132,135	$254,626	$262,929

Cost of Goods Sold	126,102	118,586	241,536	232,949

Gross Profit	8,717	13,549	13,090	29,980

Equity in Earnings of Unconsolidated Joint Venture	7,936	4,160	13,384	10,672
Other Income	115	175	36	892

Operating Earnings	16,768	17,884	26,510	41,544

Corporate General and Administrative	(4,472)	(4,415)	(8,590)	(8,118)

Earnings Before Interest and Taxes	12,296	13,469	17,920	33,426

Interest Expense, Net	(4,557)	(3,148)	(9,142)	(8,438)

Earnings Before Income Taxes	7,739	10,321	8,778	24,988

Income Tax Expense	(1,714)	(691)	(1,946)	(4,831)

Net Earnings	$6,025	$9,630	$6,832	$20,157

EARNINGS PER SHARE:
Basic	$0.14	$0.22	$0.15	$0.46

Diluted	$0.14	$0.22	$0.15	$0.46

AVERAGE SHARES OUTSTANDING:
Basic	44,200,291	43,855,326	44,190,220	43,843,912

Diluted	44,325,277	44,169,251	44,433,809	44,200,303

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

(1)	See Note (B) – Restatement of Consolidated Financial Statements.

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2011	March 31, 2011 (restated)(1)
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$10,692	$1,874
Accounts and Notes Receivable	64,447	43,855
Inventories	108,156	115,237
Income Tax Receivable	6,688	9,088
Prepaid and Other Assets	2,856	4,572

Total Current Assets	192,839	174,626

Property, Plant and Equipment -	1,122,895	1,115,058
Less: Accumulated Depreciation	(536,057)	(512,228)

Property, Plant and Equipment, net	586,838	602,830
Notes Receivable	5,005	5,326
Investment in Joint Venture	35,545	33,661
Goodwill and Intangible Assets	151,221	151,539
Other Assets	18,685	17,828

	$990,133	$985,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$35,285	$30,339
Accrued Liabilities	42,189	40,011

Total Current Liabilities	77,474	70,350
Long-term Debt	285,000	287,000
Other Long-term Liabilities	38,097	37,807
Deferred Income Taxes	128,127	129,139

Total Liabilities	528,698	524,296

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,899,310 and 44,447,428 Shares, respectively	449	444
Capital in Excess of Par Value	26,882	24,859
Accumulated Other Comprehensive Losses	(2,893)	(2,893)
Retained Earnings	436,997	439,104

Total Stockholders’ Equity	461,435	461,514

	$990,133	$985,810

(1)	See Note B – Restatement of Consolidated Financial Statements.

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2011 (restated)(1)	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$6,832	$20,157
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	24,683	24,839
Gain on Sale of Property, Plant and Equipment	—	(485)
Deferred Income Tax Provision	(1,012)	4,157
Stock Compensation Expense	2,293	2,061
Excess Tax Benefits from Share Based Payment Arrangements	(30)	(375)
Equity in Earnings of Unconsolidated Joint Venture	(13,384)	(10,672)
Distributions from Joint Venture	11,500	14,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(20,271)	(4,294)
Inventories	7,081	2,919
Accounts Payable and Accrued Liabilities	5,677	971
Other Assets	2,402	(1,864)
Income Taxes Payable	1,773	(24,701)

Net Cash Provided by Operating Activities	27,544	26,963

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(7,516)	(5,467)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(7,516)	(4,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Bank Credit Facility	(2,000)	7,000
Repayment of Senior Notes	—	(15,000)
Dividends Paid to Stockholders	(8,975)	(8,797)
Proceeds from Stock Option Exercises	128	911
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(393)	—
Excess Tax Benefits from Share Based Payment Arrangements	30	375

Net Cash Used in Financing Activities	(11,210)	(15,511)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,818	6,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	1,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,692	$8,001

(1)	See Note B – Restatement of Consolidated Financial Statements.

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

During January, 2012, we determined that our previous treatment of a reversal of a $3.0 million accrual, which related to a prior year, should have been treated as a correction of an error in the prior period rather than a reduction of Cost of Goods Sold during the three month period ended June 30, 2011, as it was previously reported. The accrual was originally recorded in fiscal 2001 as a contra-account in the fixed asset subledger, and related to costs to improve certain manufacturing equipment at our Duke, Oklahoma gypsum wallboard facility in connection with our purchase of the facility. The amount was recorded in order to properly state the acquired assets at fair value; however the accrual was not released as the original assets were depreciated over their useful life. These assets were fully depreciated at March 31, 2011; therefore, the accrual was no longer necessary.

We have restated our consolidated financial statements to reflect this reversal of the $3.0 million accrual as an adjustment to prior year retained earnings. This restatement did not impact the Company’s cash flows provided by operating activities for the three or six month periods ended September 30, 2011. A summary of the changes to our financial statements follows:

Changes in Beginning Retained Earnings:

Retained Earnings at Beginning of Period	437,154
Adjustment for Reversal of Accrual	1,950

Retained Earnings at Beginning of Period	439,104

In addition to the above adjustment, we increased our property, plant and equipment and deferred tax liability accounts, respectively, as of March 31, 2011.

Changes in the Consolidated Balance Sheet:

	September 30, 2011
	As previously reported	Adjustment	As Restated
	(dollars in thousands)
Accrued Expenses	$(42,939)	$750	$(42,189)
Deferred Income Taxes	(127,077)	(1,050)	(128,127)
Retained Earnings	(437,297)	300	(436,997)

The difference between the adjustment to deferred income taxes and accrued expenses relates to the impact of the adjustment to the fiscal 2012 effective tax rate.

Changes in the Consolidated Statement of Earnings:

	For the six months ended September 30, 2011
	As previously reported	Adjustment	As Restated
	(dollars in thousands, except per share date)

Cost of Goods Sold	$238,536	$3,000	$241,536
Gross Profit	16,090	(3,000)	13,090
Operating Earnings	29,510	(3,000)	26,510
Earnings Before Interest and Income Taxes	20,920	(3,000)	17,920
Earnings Before Income Taxes	11,778	(3,000)	8,778
Income Taxes	(2,696)	750	(1,946)
Net Earnings	9,082	(2,250)	6,832
Earnings per Share - Basic	0.21	(0.06)	0.15
Earnings per Share - Diluted	0.20	(0.05)	0.15

(C)	CASH FLOW INFORMATION - SUPPLEMENTAL

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

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2011 (restated)(1)
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$444
Stock Option Exercises	5

Balance at End of Period	$449

Capital in Excess of Par Value –
Balance at Beginning of Period	24,859
Stock Compensation Expense	2,293
Shares Redeemed to Settle Employee Taxes	(393)
Stock Option Exercises	123

Balance at End of Period	26,882

Retained Earnings –
Balance at Beginning of Period	437,154
Adjustment for Reversal of Accrual (See Footnote B)	1,950

Balance at Beginning of Period	439,104
Dividends Declared to Stockholders	(8,939)
Net Earnings	6,832

Balance at End of Period	436,997

Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(2,893)

Balance at End of Period	(2,893)

Total Stockholders’ Equity	$461,435

(1)	See Note B – Restatement of Consolidated Financial Statements.

There were no open market share repurchases during the three and six month periods ended September 30, 2011. As of September 30, 2011, we have authorization to purchase an additional 717,300 shares.

(G)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)

Raw Materials and Material-in-Progress	$37,567	$35,118
Finished Cement	7,191	11,540
Gypsum Wallboard	6,573	6,347
Aggregates	11,797	12,419
Paperboard	2,090	5,274
Repair Parts and Supplies	39,486	41,659
Fuel and Coal	3,452	2,880

	$108,156	$115,237

(H)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2011 (restated)(1)	March 31, 2011
	(dollars in thousands)
Payroll and Incentive Compensation	$6,546	$7,712
Benefits	8,036	7,988
Interest	7,003	7,003
Insurance	6,294	6,639
Property Taxes	5,507	4,033
Other	8,803	6,636

	$42,189	$40,011

(1)	See Note (B) – Restatement of Consolidated Financial Statements.

(I)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010

Weighted-Average Shares of Common Stock Outstanding	44,200,291	43,855,326	44,190,220	43,843,912

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	330,646	653,322	798,081	1,155,453
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(224,231)	(444,133)	(656,517)	(893,527)

Restricted Shares	18,571	104,736	102,025	94,465

Weighted-Average Common and Common Equivalent Shares Outstanding	44,325,277	44,169,251	44,433,809	44,200,303

Shares Excluded Due to Anti-dilution Effects	3,340,271	2,942,059	2,772,812	2,392,784

(J)	PENSION AND EMPLOYEE BENEFIT PLANS

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

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2011 was approximately 22%.

(L)	SHARE-BASED EMPLOYEE COMPENSATION

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

(M)	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2011	March 31, 2011
	(dollars in thousands)

Bank Credit Facility	$—	$2,000
Senior Notes	285,000	285,000

Long-term Debt	$285,000	$287,000

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$72,554	$67,813	$132,698	$130,275
Gypsum Wallboard	50,981	50,314	102,323	108,514
Paperboard	31,737	29,204	60,413	57,928
Concrete and Aggregates	13,882	12,940	25,782	24,263

Sub-total	169,154	160,271	321,216	320,980
Less: Intersegment Revenues	(11,875)	(10,208)	(22,736)	(21,283)

Net Revenues, including Joint Venture	157,279	150,063	298,480	299,697
Less: Joint Venture	(22,460)	(17,928)	(43,854)	(36,768)

Net Revenues	$134,819	$132,135	$254,626	$262,929

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$1,202	$1,164	$2,241	$2,156
Paperboard	10,452	8,857	20,134	18,820
Concrete and Aggregates	221	187	361	307

	$11,875	$10,208	$22,736	$21,283

Cement Sales Volume (M Tons) -
Wholly – owned Operations	588	576	1,037	1,074
Joint Venture	229	199	454	403

	817	775	1,491	1,477

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011 (restated)(2)	2010
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$15,111	$12,127	$23,899	$25,760
Gypsum Wallboard	(2,540)	1,295	(4,302)	6,496
Paperboard	4,038	3,833	7,068	7,627
Concrete and Aggregates	44	454	(191)	769
Other, net	115	175	36	892

Sub-total	16,768	17,884	26,510	41,544
Corporate General and Administrative	(4,472)	(4,415)	(8,590)	(8,118)

Earnings Before Interest and Income Taxes	12,296	13,469	17,920	33,426
Interest Expense, net	(4,557)	(3,148)	(9,142)	(8,438)

Earnings Before Income Taxes	$7,739	$10,321	$8,778	$24,988

Cement Operating Earnings -
Wholly – owned Operations	$7,175	$7,967	$10,515	$15,088
Joint Venture	7,936	4,160	13,384	10,672

	$15,111	$12,127	$23,899	$25,760

Capital Expenditures (1) -
Cement	$2,088	$1,160	$4,208	$3,279
Gypsum Wallboard	701	435	2,014	555
Paperboard	104	—	222	57
Concrete and Aggregates	811	577	1,023	1,497
Other	—	55	49	79

	$3,704	$2,227	$7,516	$5,467

Depreciation, Depletion and Amortization (1) -
Cement	$3,703	$3,606	$7,433	$7,340
Gypsum Wallboard	5,267	5,456	10,484	10,922
Paperboard	2,127	2,260	4,252	4,519
Concrete and Aggregates	1,063	939	2,124	1,780
Other, net	203	128	390	278

	$12,363	$12,389	$24,683	$24,839

	As of
	September 30, 2011	March 31, 2011 (restated)(2)
	(dollars in thousands)
Identifiable Assets (1) -
Cement	$316,091	$304,693
Gypsum Wallboard	436,024	446,174
Paperboard	141,563	144,434
Concrete and Aggregates	54,048	51,797
Corporate and Other	42,407	38,712

	$990,133	$985,810

(1)	Basis conforms with equity method accounting.
(2)	See Note B – Restatement of Consolidated Financial Statements.

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

(Q)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Interest (Income)	$(1)	$(2)	$(2)	$(4)
Interest Expense	4,440	4,444	8,915	8,898
Interest Expense (Income) – Income Taxes	—	(1,326)	—	(546)
Other Expenses	118	32	229	90

Interest Expense, net	$4,557	$3,148	$9,142	$8,438

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	Change	2011 (restated)(2)	2010	Change
	(In thousands except per share)			(In thousands except per share)
Revenues (1)	$169,154	$160,271	6%	$321,216	$320,980	—
Operating Costs (1)	(152,501)	(142,562)	7%	(294,742)	(280,328)	5%
Other Income, net	115	175	(34%)	36	892	(96%)

Operating Earnings	16,768	17,884	(6%)	26,510	41,544	(36%)
Corporate General and Administrative	(4,472)	(4,415)	1%	(8,590)	(8,118)	6%
Interest Expense, net	(4,557)	(3,148)	45%	(9,142)	(8,438)	8%

Earnings Before Income Taxes	7,739	10,321	(25%)	8,778	24,988	(65%)
Income Tax Expense	(1,714)	(691)	148%	(1,946)	(4,831)	(60%)

Net Earnings	$6,025	$9,630	(37%)	$6,832	$20,157	(66%)

Diluted Earnings per Share	$0.14	$0.22	(36%)	$0.15	$0.46	(67%)

(1)	Total of wholly-owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.
(2)	See Note B – Restatement of Consolidated Financial Statements.

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

Operating Costs. Operating costs increased 7% and 5% for the three and six month periods ended September 30, 2011, respectively, compared to the similar periods in 2010. Increased sales volumes and fiber costs are the primary reasons for the increase in operating expenses for the quarter ended September 30, 2011. Operating expenses increased for the six months ended September 30, 2011, primarily due to increased parts, supplies, and services, fuel, power and increased fiber expense, partially offset by lower sales volumes.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Operating Earnings. Operating earnings decreased by 6% and 36% during the three and six month periods ended September 30, 2011, respectively, compared to 2010. The decrease in operating revenues during the three months ended September 30, 2011, compared to the similar period in 2010, was primarily due to lower operating earnings in our gypsum wallboard and aggregates segments, partially offset by increased operating earnings in our cement segment. Operating earnings declined for the six months ended September 30, 2011, compared to the similar period in 2010, primarily due to relatively flat revenues, coupled with increased operating costs, primarily in our gypsum wallboard segment.

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

Income Taxes. The effective tax rate for the six month period ended September 30, 2011 was approximately 22% compared to approximately 19% for the six month period ended September 30, 2010. The effective tax rate during fiscal 2011 was positively impacted by the deduction of interest and state taxes related to the payment of taxes to the IRS and state authorities for fiscal years 2001 through 2006. The expected tax rate for the full fiscal year is expected to be 22%, compared to 26% for fiscal 2011.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2011 of $6.0 million decreased 37% from last year’s net earnings of $9.6 million; while net earnings of $6.8 million for the six month period ended September 30, 2011 decreased 66% from last year’s net earnings of $20.2 million. Diluted earnings per share for the three and six month periods ended September 30, 2011 were $0.14 and $0.15, respectively, compared to $0.22 and $0.46 for the three and six month periods ended September 30, 2010, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	Percentage Change	2011 (restated)(4)	2010	Percentage Change
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Cement (2)	$72,554	$67,813	7%	$132,698	$130,275	2%
Gypsum Wallboard	50,981	50,314	1%	102,323	108,514	(6%)
Recycled Paperboard	31,737	29,204	9%	60,413	57,928	4%
Concrete and Aggregates	13,882	12,940	7%	25,782	24,263	6%

Gross Revenues	$169,154	$160,271	6%	$321,216	$320,980	—

Sales Volume
Cement (M Tons) (2)	817	775	5%	1,491	1,477	1%
Gypsum Wallboard (MMSF)	403	397	2%	815	851	(4%)
Recycled Paperboard (M Tons)	60	62	(3%)	117	121	(3%)
Concrete (M Yards)	144	123	17%	280	240	17%
Aggregates (M Tons)	771	794	(3%)	1,383	1,421	(3%)

Average Net Sales Prices (3)
Cement (2)	$81.23	$80.03	1%	$81.24	$80.67	1%
Gypsum Wallboard	92.09	96.08	(4%)	91.05	97.18	(6%)
Recycled Paperboard	524.20	474.29	11%	515.21	477.82	8%
Concrete	64.33	67.01	(4%)	62.73	65.54	(4%)
Aggregates	5.98	5.90	1%	5.94	5.97	(1%)

Operating Earnings
Cement (2)	$15,111	$12,127	25%	$23,899	$25,760	(7%)
Gypsum Wallboard	(2,540)	1,295	(296%)	(4,302)	6,496	(166%)
Recycled Paperboard	4,038	3,833	5%	7,068	7,627	(7%)
Concrete and Aggregates	44	454	(90%)	(191)	769	(125%)
Other, net	115	175	(34%)	36	892	(96%)

Net Operating Earnings	$16,768	$17,884	(6%)	$26,510	$41,544	(36%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.
(4)	See Note B – Restatement of Consolidated Financial Statements.

Cement Operations. Revenues increased during the three and six month periods ended September 30, 2011, as compared to the similar periods in 2010, primarily due to increased sales volumes and average sales prices. Sales volumes increased during the three and six months period ended September 30, 2011 as compared to the similar period in 2010, primarily due to increased volumes in the Nevada and Texas markets, offset slightly by decreased volume in the Illinois market. Average sales prices during the three and six month periods ended September 30, 2011 increased slightly, primarily due to a change in product mix sold. Operating earnings increased during the second quarter of fiscal 2012, as compared to the similar periods in fiscal 2011, primarily due to increased sales price and sales volume, as well as lower operating costs, namely decreased parts supplies and services, which were partially offset by increased fuel and power expense. Operating earnings decreased for the six month period ended September 30, 2011, compared to the similar period in 2010, primarily due to increased operating expenses, for parts, supplies and services, fuel and power, partially offset by increased average sales price and sales volume. The increased parts, supply and services costs are related to major maintenance projects.

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

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Consolidated Financial Statements of the Form 10-Q/A for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2011	2010
	(dollars in thousands)

Net Cash Provided by Operating Activities	$27,544	$26,963
Investing Activities:
Capital Expenditures	(7,516)	(5,467)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(7,516)	(4,867)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	30	375
Decrease in Long-Term Debt	(2,000)	(8,000)
Dividends Paid	(8,975)	(8,797)
Shares Repurchased to Settle Employee Taxes on RSUs	(393)	—
Proceeds from Stock Option Exercises	128	911

Net Cash Used in Financing Activities	(11,210)	(15,511)

Net Increase in Cash	$8,818	$6,585

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

Net cash used in investing activities during the six month period ended September 30, 2011 was approximately $2.7 million more than cash used for that purpose in the similar period in 2010, primarily due to the timing of capital expenditures. We expect capital expenditures for the full year of fiscal 2012 to be consistent with capital expenditures during fiscal 2011.

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

Working capital increased to $115.4 million at September 30, 2011, compared to $104.3 million at March 31, 2011, primarily due to increased accounts and notes receivable, partially offset by increased accounts payable and accrued expenses. We did not have any material contractual obligations related to long-term capital projects at September 30, 2011. We were in compliance at September 30, 2011 with all the terms and covenants of our credit agreements.

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

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. In connection with the restatement of our Form 10-Q described in Note (B) to the Consolidated Financial Statements included in this Form 10-Q/A, management reevaluated the effectiveness of our internal control over financial reporting and identified a significant deficiency that rose to the level of a material weakness in our disclosure controls and procedures as of the end of the period covered by the unaudited interim financial statements for the fiscal quarters ended June 30, 2011 and September 30, 2011; therefore management has subsequently concluded that our disclosure controls and procedures were not effective at the end of the period covered by the Original Form 10-Q. The control weakness relates to our use of metrics for determining materiality for interim periods in connection with correcting errors which relate to prior periods. Our controls were effective in the first quarter of 2012 in identifying, quantifying and disclosing the accrual required to be reversed to correct a prior year error; however, in determining the manner in which such accrual was reversed, we did not correctly evaluate or apply all of the relevant materiality metrics. The metrics we used for determining materiality were developed to assess materiality on an annual basis, and lacked precision on a quarterly review. No other material weaknesses were found.

As a result of the identification of a material weakness during the three month periods ended June 30, 2011 and September 30, 2011, we have enhanced our disclosure controls and procedures to take into consideration the impact of correcting errors on the interim trend of earnings, gross profit and earnings before income taxes. We believe these enhanced controls are sufficient to ensure a consistent measure of materiality between annual and quarterly periods in the future.

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

Item 6.	Exhibits

10.1	Eagle Materials Inc. Director Compensation Summary. (1)(2)

10.2	Form of Non-Qualified Stock Option Agreement. (1) (2)

10.3	Form of Restricted Stock Agreement. (1)(2)

10.4	Form of Director Non-Qualified Stock Option Agreement. (1)(2)

10.5	Uncommitted Master Shelf Agreement dated August 31, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2011 and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure(2)

101	The following information from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on February 8, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended September 30, 2011 and September 30, 2010, (ii) the consolidated balance sheets at September 30, 2011 and March 31, 2011, (iii) the consolidated statements of cash flows for the three months ended September 30, 2011 and September 30, 2010, and (iv) the notes to the consolidated financial statements.(3)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
(2)	Previously filed with Original Form 10-Q.
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