Form 10-Q
period 2011-12-31
EAGLE MATERIALS INC
filed 2012-02-09
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 2, 2012, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,944,310

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2011

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues	$123,596	$103,870	$378,222	$366,799

Cost of Goods Sold	111,125	96,030	352,661	328,979

Gross Profit	12,471	7,840	25,561	37,820

Equity in Earnings of Unconsolidated Joint Venture	7,776	7,196	21,160	17,868

Corporate General and Administrative	(3,873)	(3,942)	(12,463)	(12,060)
Loss on Arbitration Ruling	(9,117)	—	(9,117)	—
Other Income (Expense)	(464)	192	(428)	1,084
Loss on Debt Retirement	(2,094)	—	(2,094)	—

Interest Expense, Net	(4,210)	(4,666)	(13,352)	(13,104)

Earnings Before Income Taxes	489	6,620	9,267	31,608

Income Tax Benefit (Expense)	2,408	(1,124)	462	(5,955)

Net Earnings	$2,897	$5,496	$9,729	$25,653

EARNINGS PER SHARE:
Basic	$0.07	$0.13	$0.22	$0.58

Diluted	$0.07	$0.12	$0.22	$0.58

AVERAGE SHARES OUTSTANDING:
Basic	44,212,098	43,887,833	44,197,540	43,858,606

Diluted	44,395,982	44,199,121	44,423,467	44,200,558

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,679	$1,874
Accounts and Notes Receivable	54,491	43,855
Inventories	113,613	115,237
Income Tax Receivable	9,109	9,088
Prepaid and Other Assets	3,045	4,572

Total Current Assets	183,937	174,626

Property, Plant and Equipment -	1,138,261	1,115,058
Less: Accumulated Depreciation	(548,284)	(512,228)

Property, Plant and Equipment, net	589,977	602,830
Notes Receivable	3,448	5,326
Investment in Joint Venture	37,571	33,661
Goodwill and Intangible Assets	151,061	151,539
Other Assets	19,155	17,828

	$985,149	$985,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$33,344	$30,339
Accrued Liabilities	42,456	40,011
Income Taxes Payable	3,392	—
Current Portion of Long-term Debt	4,677	—

Total Current Liabilities	83,869	70,350
Long-term Debt	276,259	287,000
Other Long-term Liabilities	35,268	37,807
Deferred Income Taxes	127,562	129,139

Total Liabilities	522,958	524,296

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 44,944,310 and 44,447,428 Shares, respectively	449	444
Capital in Excess of Par Value	29,235	24,859
Accumulated Other Comprehensive Losses	(2,893)	(2,893)
Retained Earnings	435,400	439,104

Total Stockholders’ Equity	462,191	461,514

	$985,149	$985,810

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$9,729	$25,653
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	37,354	36,966
Gain on Sale of Property, Plant and Equipment	—	(485)
Deferred Income Tax Provision	(1,735)	3,899
Stock Compensation Expense	4,042	2,845
Excess Tax Benefits from Share Based Payment Arrangements	(156)	(652)
Equity in Earnings of Unconsolidated Joint Venture	(21,160)	(17,868)
Distributions from Joint Venture	17,250	20,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(8,758)	4,903
Inventories	1,624	(5,141)
Accounts Payable and Accrued Liabilities	3,051	(6,344)
Other Assets	(891)	(1,508)
Income Taxes Payable	3,392	(24,406)

Net Cash Provided by Operating Activities	43,742	38,112

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(22,944)	(11,743)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(22,944)	(11,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Bank Credit Facility	82,000	2,000
Repayment of Senior Notes	(88,064)	(15,000)
Dividends Paid to Stockholders	(13,424)	(13,214)
Proceeds from Stock Option Exercises	732	1,230
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(393)	—
Excess Tax Benefits from Share Based Payment Arrangements	156	652

Net Cash Used in Financing Activities	(18,993)	(24,332)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,805	2,637
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	1,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,679	$4,053

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2011

(A)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the nine month period ended December 31, 2011 include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2011.

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

We evaluated all events or transactions that occurred after December 31, 2011 through the filing of these financial statements. See Footnote (L) for discussion of subsequent event.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B)	CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $17.9 million and $17.7 million for the nine months ended December 31, 2011 and 2010, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2011 and 2010, were $2.1 million and $19.7 million, respectively.

(C)	COMPREHENSIVE INCOME

Comprehensive income for the nine month periods ended December 31, 2011 and 2010 was identical to net income for the same periods.

As of December 31, 2011, we had an accumulated other comprehensive loss of $2.9 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

(D)	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.0 million and $4.6 million at December 31, 2011 and March 31, 2011, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.0 million at December 31, 2011, of which approximately $0.6 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2011 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At December 31, 2011, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

(E)	STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2011
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$444
Stock Option Exercises	5

Balance at End of Period	$449

Capital in Excess of Par Value –
Balance at Beginning of Period	24,859
Stock Compensation Expense	4,042
Shares Redeemed to Settle Employee Taxes	(393)
Stock Option Exercises	727

Balance at End of Period	29,235

Retained Earnings –
Balance at Beginning of Period	437,154
Adjustment for Reversal of accrual (see below)	1,950

Balance at Beginning of Period	439,104
Dividends Declared to Stockholders	(13,433)
Net Earnings	9,729

Balance at End of Period	435,400

Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(2,893)

Balance at End of Period	(2,893)

Total Stockholders’ Equity	$462,191

There were no open market share repurchases during the three and nine month periods ended December 31, 2011. As of December 31, 2011, we have authorization to purchase an additional 717,300 shares.

During January 2012, we determined that our previous treatment of a reversal of a $3.0 million accrual, which related to a prior year, should have been treated as a correction of an error in the prior period rather than a reduction of Cost of Goods Sold during the three month period ended June 30, 2011, as it was previously reported. The accrual was originally recorded in fiscal 2001 as a contra account in the fixed asset subledger, and related to expected costs to improve certain manufacturing equipment at our Duke, Oklahoma gypsum wallboard facility. The amount was recorded in order to properly state the acquired assets at fair value; however, the accrual was not released as the original assets were depreciated over their useful life. These assets were fully depreciated at March 31, 2011; therefore, the accrual was no longer necessary.

We have restated our Form 10-Qs for the three month periods ended June 30, 2011 and September 30, 2011 to reflect this reversal of the $3.0 million accrual as an adjustment to a prior period. This restatement did not impact cash flows from operating activities.

(F)	INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2011	March 31, 2011
	(dollars in thousands)

Raw Materials and Material-in-Progress	$39,253	$35,118
Finished Cement	9,278	11,540
Gypsum Wallboard	6,093	6,347
Aggregates	12,661	12,419
Paperboard	1,823	5,274
Repair Parts and Supplies	40,334	41,659
Fuel and Coal	4,171	2,880

	$113,613	$115,237

(G)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2011	March 31, 2011
	(dollars in thousands)
Payroll and Incentive Compensation	$7,748	$7,712
Benefits	8,571	7,988
Interest	2,050	7,003
Insurance	5,842	6,639
Property Taxes	3,600	4,033
Arbitration Loss	8,063	—
Other	6,582	6,636

	$42,456	$40,011

(H)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010

Weighted-Average Shares of Common Stock Outstanding	44,212,098	43,887,833	44,197,540	43,858,606

Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	306,632	884,679	634,265	1,065,195
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(205,175)	(666,876)	(506,070)	(817,976)

Restricted Shares	82,427	93,485	97,732	94,733

Weighted-Average Common and Common Equivalent Shares Outstanding	44,395,982	44,199,121	44,423,467	44,200,558

Shares Excluded Due to Anti-dilution Effects	3,391,168	2,741,721	2,978,930	2,555,217

(I)	PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor four defined benefit and two defined contribution plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned during the Period	$139	$148	$417	$418
Interest Cost of Benefit Obligations	265	283	795	795
Expected Return on Plan Assets	(291)	(461)	(873)	(873)
Recognized Net Actuarial Loss	86	122	258	266
Amortization of Prior-Service Cost	20	4	60	60

Net Periodic Pension Cost	$219	$96	$657	$666

(J)	SHARE-BASED EMPLOYEE COMPENSATION

On January 8, 2004, our stockholders approved a new incentive plan (the “Plan”) that combined and amended the two previously existing stock option plans. In August 2009, our shareholders approved an amendment to the Plan which, among other things, increased the number of shares available for award under the Plan by 3.0 million shares. Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (“RSUs”), restricted stock and stock appreciation rights (collectively, the “Equity Awards”) to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of Equity Awards under the Plan.

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

Stock option expense for all outstanding stock option awards totaled approximately $0.5 million and $1.1 million for the three and nine month periods ended December 31, 2011, respectively, and $0.3 million and $1.5 million for the three and nine month periods ended December 31, 2010, respectively.

The expense for the nine month period ended December 31, 2011 reflects a credit of $1.3 million resulting from our updated assessment of future compliance with performance conditions associated with certain stock option grants. At December 31, 2011, there was approximately $4.1 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table represents stock option activity for the nine months ended December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,323,786	$35.60
Granted	474,124	$26.41
Exercised	(53,751)	$13.62
Cancelled	(72,439)	$34.35

Outstanding Options at End of Period	3,671,720	$34.76

Options Exercisable at End of Period	1,860,895

Weighted-Average Fair Value of Options Granted during the Period	$10.29

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 11.56 - $ 13.43	276,552	1.11	$12.17	276,552	$12.17
$ 23.17 - $ 30.74	1,688,984	5.57	$26.88	1,239,434	$26.44
$ 34.09 - $ 40.78	308,170	1.92	$37.91	277,770	$38.07
$ 47.53 - $ 62.83	1,398,014	2.53	$48.06	67,139	$58.42

	3,671,720	3.77	$34.76	1,860,895	$27.21

At December 31, 2011, there was no aggregate intrinsic value for both outstanding and exercisable options. The total intrinsic value of options exercised during the nine month period ended December 31, 2011 was approximately $0.6 million.

Restricted Stock Units. Expense related to RSUs was approximately $0.4 million and $1.1 million for the three and nine month periods ended December 31, 2011, respectively, and $0.1 million and $0.4 million for the three and nine month periods ended December 31, 2010, respectively. At December 31, 2011, there was approximately $2.2 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.5 years.

Restricted Stock. In June 2011, the Compensation Committee also approved the granting of an aggregate of 412,164 shares of restricted stock to certain key employees at both the corporate and subsidiary level that will be earned if our ten year average return on invested capital exceeds 12% at March 31, 2012. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, restrictions on the shares will lapse ratably over five years, with the first fifth lapsing immediately, and the remaining restrictions lapsing on March 31, 2013 through 2016. The value of the restricted shares, net of estimated forfeitures, is being expensed over a five year period. Expense related to restricted shares was $0.8 million and $1.9 million for the three and nine month periods ended December 31, 2011, respectively, and $0.3 million and $0.8 million for the three and nine month periods ended December 31, 2010, respectively. At December 31, 2011, there was approximately $15.3 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 5.2 years.

The number of shares available for future stock option, restricted stock unit, stock appreciation right and restricted stock grants under the Plan was 1,739,081 at December 31, 2011.

(K)	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2011	March 31, 2011
	(dollars in thousands)

Bank Credit Facility	$84,000	$2,000
Senior Notes	196,936	285,000

Total Debt	280,936	287,000
Less: Current Portion of Long-term Debt	(4,677)	—

Long-Term Debt	$276,259	$287,000

On December 16, 2011, we accepted for repurchase $59.1 million in aggregate principal amount of our Series 2007A Senior Notes for $60.2 million, plus accrued interest of $0.3 million, and $29.0 million in aggregate principal amount of our Series 2005A Senor Notes for $29.6 million, plus accrued interest of $0.4 million. The purchase of the Senior Notes was funded through borrowings under our Bank Credit Facility. The premium paid on these repurchases has been included in Loss on Debt Retirement in our Consolidated Statement of Earnings for the three and nine month periods ended December 31, 2011.

Bank Credit Facility -

On December 16, 2010, we amended our existing credit facility, modifying certain financial and other covenants and extending the maturity date to 2015. The principal balance of the existing facility was repaid, and replaced with a new $300.0 million credit agreement (“the “Bank Credit Facility”). The Bank Credit Facility expires on December 16, 2015. Borrowings under the Bank Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Bank Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of nine months at the option of the Company. The Bank Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Bank Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Bank Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The Bank Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2011, we had $9.4 million of letters of credit outstanding. We had $206.6 million of borrowings available under the Bank Credit Facility at December 31, 2011. Due to certain covenants contained in the Bank Credit Facility, namely the requirement for our consolidated funded debt ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments, approximately $55.0 million in additional borrowings were available to us at December 31, 2011.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased an aggregate of $81.1 million in principal of the Series 2005A Senior Notes through December 31, 2011. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$4.7 million	November 15, 2012	5.25%
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased an aggregate of $122.0 million in principal of the Series 2007A Senior Notes through December 31, 2011. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Bank Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Bank Credit Facility. We were in compliance with all financial ratios and covenants at December 31, 2011.

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of December 31, 2011.

(L)	COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2011, we had contingent liabilities under these outstanding letters of credit of approximately $9.4 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended December 31,		As of and For the Nine Months Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Accrual Balances at Beginning of Period	$6,294	$6,846	$6,639	$6,384
Insurance Expense Accrued	630	610	1,783	2,156
Payments	(1,082)	(545)	(2,580)	(1,629)

Accrual Balance at End of Period	$5,842	$6,911	$5,842	$6,911

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We currently have no outstanding guarantees.

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

Subsequent Event

In June 2011, we were served with a claim for arbitration involving a contract dispute between one of our aggregates mining subsidiaries and another mining company over the right to mine certain areas. The mining company which brought this claim mines gold in the same area in which our subsidiary mines aggregates. The dispute centered on two agreements entered into by the parties in 1989 and 1992 that address the rights and obligations of the parties with respect to the areas in which both companies mine. In the arbitration, the gold mining company claimed that our subsidiary’s operations in a limited area (which are conducted through a licensee) interfered with the gold mining company’s right under the agreements to mine gold and that the gold in that area was therefore no longer recoverable. Based on the agreements, we concluded that our subsidiary’s operations were permitted to be conducted in that area, particularly in light of the fact that our subsidiary had operations on the disputed parcel (through a licensee) prior to the 1992 agreement. Moreover, based on the express language of the two agreements, we concluded that, even if the arbitration panel were to decide otherwise, our subsidiary was entitled to continue its operations until a determination was made in the arbitration and that any damages or other relief ordered by the panel would not accrue for periods prior to the determination by the arbitration panel and, accordingly, would not be material to the Company. Based primarily on these contractual provisions and related facts, we concluded at the time we filed our Form 10-Qs for the first two quarters of fiscal 2012 that the likelihood that the proceeding would be material to our financial statements was remote.

The arbitration panel convened in November 2011 and resulting proceeding was concluded in December 2011, although the decision was not announced until January 19, 2012. When the decision of the arbitration panel was announced, the arbitration panel ruled against us and awarded $6.9 million to the other mining company. Additionally, we believe it is probable that the arbitration panel will award attorneys’ fees and arbitration costs to the other party. The dollar amount of attorneys’ fees and arbitration costs the panel may award is uncertain since the panel will make its decision on such costs in late February or early March; however, if adversely decided, we estimate these additional amounts to be approximately $1.2 million, although the actual amounts, when determined, may be either less than or greater than the amount accrued. As a result of this arbitration award, we have accrued a loss of $8.1 million at December 31, 2011. This amount, together with our legal expenses incurred during the third quarter of fiscal 2012, is classified as Loss on Arbitration Ruling in our Consolidated Statements of Earnings for the three and nine month periods ended December 31, 2011. The award will become final and payable during the quarter ending March 31, 2012, and any changes to the estimated accrual will be recognized during that quarter. The ruling involves a limited area within our California aggregates deposit and is not expected to have a material adverse impact on our continuing operations in future periods.

There is also a pending lawsuit in state court filed by the same claimant/mining company based on the same facts and circumstances which were the subject of the arbitration. The state lawsuit has been stayed pending the outcome of the arbitration ruling. While we believe that the resolution of the arbitration hearing substantially addresses the claims in the state lawsuit and that the incurrence of any further material loss in this case is remote, we are currently unable to determine the outcome of this lawsuit or the impact of an unfavorable ruling on our financial position, results of operations or cash flows.

(M)	INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2011 was approximately 23%, before the impact of the discrete items discussed below.

During the quarter ended December 31, 2011, the federal statute of limitations for assessment for the years ended March 31, 2004, March 31, 2005 and March 31, 2006 expired. Also during the quarter, the Company participated in amnesty programs in Arizona, Colorado and California. These events were treated as discrete items in the tax provision and a benefit totaling approximately $2.5 million on an after-tax basis was recognized.

During January 2012, we received payment of the $9.1 million owed to us by the IRS at December 31, 2011.

(N)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2011 is as follows:

Fair Value
(dollars in thousands)

Series 2005A Tranche A	$4,771
Series 2005A Tranche B	59,651
Series 2005A Tranche C	59,419
Series 2007A Tranche A	10,108
Series 2007A Tranche B	8,492
Series 2007A Tranche C	25,392
Series 2007A Tranche D	38,599

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and our Bank Credit Facility approximate their fair values at December 31, 2011 due to the short-term maturities or variable interest rates of these assets and liabilities.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$61,510	$54,876	$194,208	$185,151
Gypsum Wallboard	54,063	45,389	156,386	153,903
Paperboard	30,001	22,381	90,414	80,309
Concrete and Aggregates	10,250	10,443	36,032	34,706

Sub-total	155,824	133,089	477,040	454,069
Less: Intersegment Revenues	(11,595)	(10,038)	(34,331)	(31,321)

Revenues, including Joint Venture	144,229	123,051	442,709	422,748
Less: Joint Venture	(20,633)	(19,181)	(64,487)	(55,949)

Net Revenues	$123,596	$103,870	$378,222	$366,799

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$803	$1,394	$3,044	$3,550
Paperboard	10,594	8,491	30,728	27,311
Concrete and Aggregates	198	153	559	460

	$11,595	$10,038	$34,331	$31,321

Cement Sales Volume (M Tons) -
Wholly – owned Operations	497	408	1,534	1,482
Joint Venture	203	211	657	614

	700	619	2,191	2,096

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$15,493	$15,257	$39,392	$41,017
Gypsum Wallboard	228	(2,535)	(4,074)	3,961
Paperboard	5,146	2,160	12,214	9,787
Concrete and Aggregates	(620)	154	(811)	923
Other, net	(464)	192	(428)	1,084

Sub-total	19,783	15,228	46,293	56,772
Corporate General and Administrative	(3,873)	(3,942)	(12,463)	(12,060)
Loss on Arbitration Ruling	(9,117)	—	(9,117)	—

Earnings Before Interest and Income Taxes	6,793	11,286	24,713	44,712
Premium Paid on Debt Retirement	(2,094)	—	(2,094)	—
Interest Expense, net	(4,210)	(4,666)	(13,352)	(13,104)

Earnings Before Income Taxes	$489	$6,620	$9,267	$31,608

Cement Operating Earnings -
Wholly – owned Operations	$7,717	$8,061	$18,232	$23,149
Joint Venture	7,776	7,196	21,160	17,868

	$15,493	$15,257	$39,392	$41,017

Capital Expenditures (1) -
Cement	$1,723	$3,484	$5,931	$6,763
Gypsum Wallboard	1,174	658	3,188	1,213
Paperboard	532	803	754	860
Aggregates	11,870	1,200	12,751	2,645
Concrete	129	131	271	183
Other	—	—	49	79

	$15,428	$6,276	$22,944	$11,743

Depreciation, Depletion and Amortization (1) -
Cement	$3,821	$3,474	$11,254	$10,814
Gypsum Wallboard	5,314	5,321	15,798	16,243
Paperboard	2,131	2,198	6,383	6,717
Aggregates	851	758	2,477	2,053
Concrete	260	229	758	714
Other, net	294	147	684	425

	$12,671	$12,127	$37,354	$36,966

	As of
	December 31, 2011	March 31, 2011
	(dollars in thousands)
Identifiable Assets (1) -
Cement	$310,356	$304,693
Gypsum Wallboard	432,843	446,174
Paperboard	141,413	144,434
Aggregates	50,319	39,237
Concrete	12,578	12,560
Corporate and Other	37,640	38,712

	$985,149	$985,810

(1)	Basis conforms with equity method accounting.

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

	As of
	December 31,	March 31,
	2011	2011
	(dollars in thousands)

Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment during the last three fiscal years, we began performing quarterly impairment tests in fiscal 2009, and continuing into this year, we have performed an impairment test at the end of each of the first three fiscal quarters for the gypsum wallboard assets and goodwill, noting that there was no impairment at this time. We will continue to test for any potential impairment on a quarterly basis throughout fiscal year 2012, or until conditions in the wallboard industry improve enough for us to determine that an impairment loss is not likely to occur.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at December 31, 2011 was $7.6 million and $1.4 million, respectively and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Revenues	$35,558	$33,950	$113,353	$100,253
Gross Margin	$16,487	$15,459	$45,439	$38,820
Earnings Before Income Taxes	$15,552	$14,391	$42,320	$35,736

	As of
	December 31, 2011	March 31, 2011
	(dollars in thousands)

Current Assets	$46,038	$42,541
Non-Current Assets	$42,678	$33,457
Current Liabilities	$17,038	$10,296

During the nine month period ended December 31, 2011, we provided approximately $10.0 million to our Joint Venture for its capital needs.

(P)	INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Interest (Income)	$(3)	$(2)	$(5)	$(6)
Interest Expense	4,425	4,402	13,340	13,300
Interest Expense (Income) – Income Taxes	(426)	213	(426)	(333)
Other Expenses	214	53	443	143

Interest Expense, net	$4,210	$4,666	$13,352	$13,104

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine month periods ended December 31, 2011 and 2010, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

We continue to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. Pursuing and realizing these opportunities will require capital expenditures and the investment of management time and other resources, and will be subject to the risks typically associated with business development or product line expansion. See “Risk Factors.” During the quarter ended December 31, 2011, we purchased land with mineral reserves in the Midwest for purpose of business development. Our pursuit of this opportunity is in the preliminary stages, and the Company’s primary focus now is on permitting, plant design, logistics and market development.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months ended December 31,
	2011	2010	Change	2011	2010	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$123,596	$103,870	19%	$378,222	$366,799	3%
Cost of Goods Sold	(111,125)	(96,030)	16%	(352,661)	(328,979)	7%

Gross Profit	12,471	7,840	59%	25,561	37,820	(32%)
Equity in Earnings of Unconsolidated Joint Venture	7,776	7,196	8%	21,160	17,868	18%
Corporate General and Administrative	(3,873)	(3,942)	(2%)	(12,463)	(12,060)	3%
Loss on Arbitration Ruling	(9,117)	—	—	(9,117)	—	—
Other Income (Expense)	(464)	192	(342%)	(428)	1,084	(139%)
Loss on Debt Retirement	(2,094)	—	—	(2,094)	—	—
Interest Expense, Net	(4,210)	(4,666)	(10%)	(13,352)	(13,104)	2%

Earnings Before Income Taxes	489	6,620	(93%)	9,267	31,608	(71%)
Income Tax Benefit (Expense)	2,408	(1,124)	(314%)	462	(5,955)	(108%)

Net Earnings	$2,897	$5,496	(47%)	$9,729	$25,653	(62%)

Diluted Earnings per Share	$0.07	$0.12	(42%)	$0.22	$0.58	(62%)

Net Revenues. Revenue increased by 19% for the three month period ended December 31, 2011, as compared to the similar period in 2010. The increase, during the three month period ended December 31, 2011, was due primarily to increased average sales prices for all of our businesses except cement, in which the average sales price was flat compared to the prior year quarter and increased sales volumes for all of our businesses except concrete and aggregates, which are our smallest businesses. The impact of increased average net selling prices and sales volumes on net revenues for the three month period ended December 31, 2011, as compared to the similar period in 2010, was approximately $5.8 million and $13.9 million, respectively. Net revenues for the nine months ended December 31, 2011 increased 3% as compared to the revenues in the nine month period ended December 31, 2010. The increase in revenues during the nine month period ended December 31, 2011 as compared to the similar period ended December 31, 2010 was due primarily to the increase in revenues during the third quarter of fiscal 2012, as compared to fiscal 2011, as discussed above. Revenues for the nine months ended December 31, 2011, as compared to December 31, 2010, were positively impacted primarily by increased sales volumes in our cement segment and increased sales volumes and average sales prices in our recycled paperboard segment. These increases were partially offset by decreases during the nine month period ended December 31, 2011, as compared to December 31, 2010, in the average net sales price of gypsum wallboard, despite sales volumes remaining flat. The impact of increased average net selling prices and sales volumes on net revenues for the nine month period ended December 31, 2011, as compared to the similar period in 2010, was approximately $3.9 million and $7.5 million, respectively.

Cost of Goods Sold. Cost of goods sold increased 16% and 7% for the three and nine month periods ended December 31, 2011, respectively, as compared to the similar periods in 2010. Increased sales volumes are the primary reason for the increase in cost of goods sold for the both the quarter and year to date periods ended December 31, 2011. Cost of goods sold also increased due to increases in certain manufacturing expenses, primarily major maintenance at our cement facilities, fuel, power and recycled fiber. Additionally, our sales of purchased cement, which has a lower gross profit margin than manufactured cement, increased 66% and 90% during the three and nine month periods, respectively, primarily in our Nevada market.

Gross Profit. Gross profit increased during the three months ended December 31, 2011, as compared to 2010, primarily due to increased average sales prices, as noted above, partially offset by increased manufacturing costs, such as fuel, power and maintenance. Gross profit declined for the nine month period ended December 31, 2011, as compared to 2010, primarily due to increased manufacturing costs, primarily fiber, fuel, power and maintenance, and a higher percentage of purchased products sold.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased for both the three and nine month periods ended December 31, 2011, as compared to similar periods in 2010, primarily due to increased revenues during the periods. The increase in revenues is primarily due to increased sales volumes resulting from favorable weather conditions, and increases in demand for oil well cement, and strong state spending on infrastructure during calendar 2011.

Corporate General and Administrative. Corporate general and administrative expenses increased 2% and 3% for the three and nine month periods ended December 31, 2011, respectively, as compared to the similar periods in 2010. The increase in corporate general and administrative expenses is due primarily to increased stock compensation expenses related to the issuance of restricted stock during May 2011.

Loss on Arbitration Ruling. This loss represents amounts assessed by an arbitrator, our legal fees, and an estimate of the legal fees incurred by the other party in connection with an arbitration ruling totaling $9.1 million. During January 2012 an arbitration panel ruled against the Company in a contract dispute related to a contract dispute between one of our aggregate mining subsidiaries and another mining company over the right to mine certain areas. See Footnote (L) of the Unaudited Consolidated Financial Statements for more information. As a result of the adverse ruling, we have been ordered to pay approximately $6.9 million, and we expect to be ordered to pay reasonable legal fees as well, which are estimated to be $1.2 million and have been accrued at December 31, 2011. The remaining $1.0 million is related to our legal expenses incurred in relation to the arbitration during the quarter ended December 31, 2011.

Other Income (Expense). Other income (expense) consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. During fiscal 2011, we had net other income due primarily to the sale of a piece of property during the first quarter.

Loss on Debt Retirement. This premium is related to the repurchase of certain of our Senior Notes during the quarter ended December 31, 2011. On December 16, 2011, we repurchased a total of approximately $88.1 million of our Series 2005A and Series 2007A Notes. This expense consists of a 2% premium paid on the repurchase, plus brokerage and miscellaneous fees related to the repurchase.

Interest Expense, Net. Net interest expense decreased 10% during the three month period ended December 31, 2011, as compared to the similar period in 2010, primarily due to adjusting our interest liability to the IRS for our unrecognized tax positions to reflect actual amounts owed to the IRS. Net interest expense increased 2% during the nine months ended December 31, 2011, as compared to the similar period in 2010. This increase is due primarily to the increase in debt amortization costs related to the repurchase of the Senior Notes during December 2012. The interest adjustment noted above was similar to an interest adjustment made in July 2010 in connection with our payment of $23.7 million to the IRS. Interest expense on our debt was relatively flat for the three and nine months ended December 31, 2011, as compared to the similar three and nine month periods in 2010. Due to our repurchase of approximately $89.0 million in Senior Notes during the three month period ended December 31, 2011, we expect interest expense to decline during subsequent quarters. This decline is expected because at the current interest rate for our Bank Credit Facility is less than the interest rate of our Senior Notes, and we also expect to partially reduce the amounts drawn under the Bank Credit Facility during the fiscal fourth quarter.

Earnings Before Income Taxes. Earnings before income taxes decreased 93% during the three month period ended December 31, 2011, as compared to the similar period in 2010, primarily due to the loss on the arbitration ruling and our loss on debt retirement, partially offset by increased revenues and gross profit. Earnings before income taxes decreased 71% for the nine months ended December 31, 2011, as compared to the similar period in 2010, primarily due to increased costs of manufacturing, loss on arbitration ruling and our loss on debt retirement, partially offset by increased revenues. The increase in manufacturing costs was primarily due to increased fiber, fuel and power costs.

Income Taxes. The effective tax rate for the nine month period ended December 31, 2011 was approximately (5%) as compared to approximately 19% for the nine month period ended December 31, 2010. The effective tax rate during fiscal 2012 was positively impacted by our participation in state amnesty programs with the states of Arizona, Colorado and California, as well as the expiration of the statute of limitations for certain items related to the 2004 through 2006 tax years. These events were treated as discrete items in the tax provision and a benefit totaling approximately $2.5 million on an after-tax basis was recognized. The tax rate for the nine month period ended December 31, 2010 was also positively impacted by the deduction of interest and state taxes related to the payment of taxes to the IRS and state authorities for fiscal years 2001 through 2006. Excluding the impact of these deductions, the effective tax rate for the nine months ended December 31, 2010 was 24%. The effective tax rate for the full 2012 fiscal year, excluding the discrete items, is expected to be approximately 22%.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended December 31, 2011 of $2.9 million decreased 47% from last year’s net earnings of $5.5 million; while net earnings of $9.7 million for the nine month period ended December 31, 2011 decreased 62% from last year’s net earnings of $25.7 million. Diluted earnings per share for the three and nine month periods ended December 31, 2011 were $0.07 and $0.22, respectively, as compared to $0.12 and $0.58 for the three and nine month periods ended December 31, 2010, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended December 31,			For the Nine months ended December 31,
	2011	2010	Percentage	2011	2010	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$61,510	$54,876	12%	$194,208	$185,151	5%
Gypsum Wallboard	54,063	45,389	16%	156,386	153,903	2%
Recycled Paperboard	30,001	22,381	34%	90,414	80,309	13%
Concrete and Aggregates	10,250	10,443	(2%)	36,032	34,706	4%

Gross Revenues	155,824	133,089	17%	477,040	454,069	5%
Less: Inter-Segment
Revenues	(11,595)	(10,038)	16%	(34,331)	(31,321)	10%
Less: Joint Venture Revenues	(20,633)	(19,181)	8%	(64,487)	(55,949)	15%

Net Revenues	$123,596	$103,870	19%	$378,222	$366,799	3%

Sales Volume
Cement (M Tons) (2)	700	619	13%	2,191	2,096	5%
Gypsum Wallboard (MMSF)	421	386	9%	1,236	1,237	—
Recycled Paperboard (M Tons)	57	47	21%	174	168	4%
Concrete (M Yards)	112	113	(1%)	391	353	11%
Aggregates (M Tons)	463	677	(32%)	1,846	2,098	(12%)

Average Net Sales Prices (3)
Cement (2)	$80.02	$80.11	—	$80.77	$80.51	—
Gypsum Wallboard	94.86	86.65	9%	92.35	93.90	(2%)
Recycled Paperboard	527.42	477.75	10%	519.20	477.80	9%
Concrete	67.11	62.72	7%	63.98	64.64	(1%)
Aggregates	5.99	5.02	19%	5.95	5.66	5%

Operating Earnings
Cement (2)	$15,493	$15,257	2%	$39,392	$41,017	(4%)
Gypsum Wallboard	228	(2,535)	109%	(4,074)	3,961	(203%)
Recycled Paperboard	5,146	2,160	138%	12,214	9,787	25%
Concrete and Aggregates	(620)	154	(503%)	(811)	923	(188%)
Other, net	(464)	192	(342%)	(428)	1,084	(139%)

Net Operating Earnings	$19,783	$15,228	30%	$46,293	$56,772	(18%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues increased during the three and nine month periods ended December 31, 2011, as compared to the similar periods in 2010, primarily due to increased sales volumes. Sales volumes increased during the three month period ended December 31, 2011 as compared to the similar period in 2010, primarily due to increased volumes in the Nevada and Illinois markets, while sales volumes increased for the nine month period ended December 31, 2011, as compared to the similar period in 2010, primarily due to increased volumes in the Nevada and Texas markets, partially offset by a decline in the Mountain market. While the average sales prices during the three and nine month periods ended December 31, 2011 were relatively flat, the impact of the increase in average sales volumes during the three and nine month periods ended December 31, 2011, as compared to the similar periods in 2010, was approximately $6.5 million and $7.7 million, respectively. Operating earnings increased during the third quarter of fiscal 2012, as compared to the similar periods in fiscal 2011, primarily due to increased sales volumes, partially offset by increased operating costs, such as parts supplies and services, fuel and power. Operating earnings decreased for the nine month period ended December 31, 2011, as compared to the similar period in 2010, primarily due to increased operating expenses, namely parts, supplies and services, fuel and power, partially offset by increased sales volumes. The increased parts, supply and services costs related to major maintenance projects.

Gypsum Wallboard Operations. Revenues increased 19% in the three month period ended December 31, 2011, as compared to the similar period in 2010, primarily due to the 9% increase in both sales volume and average sales price. The impact of increased average net selling prices and sales volumes on net revenues for the three month period ended December 31, 2011, as compared to the similar period in 2010, was approximately $4.5 million and $4.1 million, respectively. The increase in revenue of 2% during the nine month period ended December 31, 2011, as compared to 2010, was primarily due to an increase in the gross sales price and a slight change in the sales mix towards higher priced products. The average sales price for the nine month period ended December 31, 2011 declined 2%, as compared to the nine month period ended December 31, 2010, primarily due to increased transportation costs, which are included in our average net sales price. Operating earnings increased during the quarter ended December 31, 2011, as compared to the similar quarter in 2010, primarily due to the increased sales price and sales volumes. The increased average sales price and sales volume was partially offset by increased manufacturing expense, primarily paper. Operating earnings decreased for the year to date period in fiscal 2012, as compared to fiscal 2011, primarily due to the decline in average sales price, and an increase in transportation and certain other operating expenses, namely paper and other raw materials, partially offset by reduced natural gas expense. Despite low overall utilization of all but one of our operating facilities, fixed costs are not a significant part of the overall cost of wallboard, therefore the low utilization of our facilities had a relatively minor impact on our operating results.

Recycled Paperboard Operations. Net revenues increased 34% and 13% during the three and nine month periods ended December 31, 2011, as compared to the similar periods in 2010, primarily due to the increase in both average sales price and sales volumes for the three and nine month periods. The increase in the average selling price per ton during the three and nine month periods ended December 31, 2011, as compared to the similar periods in 2010, is due to price escalators in our gypsum liner long-term sales agreement and price increases in alternative products resulting from recycled fiber pricing, while the increase in sales volumes is primarily due to increased demand for gypsum paper (primarily at external customers) during the nine month period and increased demand for both gypsum and non-gypsum paper during the three month period. The impact of increased average net selling prices and sales volumes on net revenues for the three month period ended December 31, 2011, as compared to the similar period in 2010, was approximately $2.8 million and $4.8 million, respectively, while the impact of increased average net selling prices and sales volumes on net revenues for the nine month period ended December 31, 2011, as compared to the similar period in 2010, was approximately $7.2 million and $2.9 million, respectively. Increased average sales prices and increased sales volumes are also the primary reasons operating earnings increased for the three and nine month periods ended December 31, 2011, as compared to the similar periods in 2010, partially offset by the increase in fiber cost during both the three and nine month periods.

Concrete and Aggregates Operations. Net revenues declined 2% and increased 4% for the three month and nine month periods, respectively, ended December 31, 2011, as compared to the similar periods in 2010. The decrease in net revenue during the quarter ended December 31, 2011, as compared to 2010, is due primarily to the decline in aggregates sales volumes, partially offset by increased average sales prices for both concrete and aggregates. Net revenue increased for the nine months ended December 31, 2011, as compared to the similar period in 2010, primarily due to increased concrete sales volume and aggregates net sales price, partially offset by decreased aggregate sales volume. The increase in average sales price for aggregates for both the three and nine month periods ended December 31, 2011, as compared to 2010, was primarily due to a change in sales mix. Operating earnings decreased during the three and nine month periods ended December 31, 2011, as compared to 2010, primarily due to increased operating costs in our readymix business. The increased costs in our readymix operation were primarily due to increased transportation costs. Operating earnings declined for our aggregates business for both the three and nine month periods ended December 31, 2011, as compared to the similar periods in 2010, primarily due to reduced sales volumes. During the quarter ended December 31, 2010, we sold a large quantity of lower priced road base for a large infrastructure project, which increased our sales volumes and reduced our average sales price for the aggregates business.

GENERAL OUTLOOK

Calendar 2011 was another poor year economically in the United States, particularly in the building materials and construction products businesses. Commercial and residential construction activity remains at cyclic low levels and infrastructure spending has been less than anticipated. Current budget issues and a toxic political environment most likely will limit the assistance, if any, that federal programs may provide. There can be no assurance as to the actual impact that these or any other actions will have on our business, financial condition or results of operations. Many of the states that comprise our markets are also experiencing budget deficits, and have reduced infrastructure spending in response to these shortfalls. We do not expect a significant increase in government spending for infrastructure in calendar 2012.

Cement demand in all U.S. regions continues to be impacted by reduced residential housing construction, continued weakness in the commercial construction market and expanded state government budget deficits, which are expected to limit cement consumption during calendar 2011, resulting in flat consumption as compared to calendar 2010. Cement consumption in the U.S. is expected to increase slightly in calendar 2012 as compared to calendar 2011; however, due to the regional nature of the cement business we may not benefit from such an increase, if any, in fiscal 2013.

We anticipate concrete and aggregate sales prices and sales volumes will remain at historically low levels as demand for residential and infrastructure projects in both of our markets is expected to remain soft.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating at a utilization rate of approximately 50%. Low volumes and low capacity utilization continue to negatively impact gypsum wallboard pricing and profitability. We do not anticipate wallboard demand to improve significantly during remainder of fiscal 2012.

In response to the continued uncertainty of gypsum wallboard paper demand, our recycled paperboard segment continues to exercise sales opportunities in several other markets to enable our paper operation to maximize its operating earnings. Although fiber prices declined in the current fiscal quarter, they remain elevated compared to historical prices, impacting the cost of manufacturing and product margins. Natural gas costs are expected to be lower during the remainder of fiscal year 2012, while electricity costs are expected to remain relatively constant during the remainder of the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2011	2010
	(dollars in thousands)

Net Cash Provided by Operating Activities	$43,742	$38,112
Investing Activities:
Capital Expenditures	(22,944)	(11,743)
Proceeds from Sale of Property, Plant and Equipment	—	600

Net Cash Used in Investing Activities	(22,944)	(11,143)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	156	652
Decrease in Long-Term Debt	(6,064)	(13,000)
Dividends Paid	(13,424)	(13,214)
Shares Repurchased to Settle Employee Taxes on RSUs	(393)	—
Proceeds from Stock Option Exercises	732	1,230

Net Cash Used in Financing Activities	(18,993)	(24,332)

Net Increase in Cash	$1,805	$2,637

Cash flow from operating activities increased by approximately $5.6 million during the nine month period ended December 31, 2011, as compared to the similar period in 2010, primarily due to decreased income tax payments, partially offset by decreased net income and lower distributions from our Joint Venture. The decrease in distributions is due primarily to capital expenditures by the Joint Venture. Use of cash from changes in operating assets and liabilities was $10.7 million during the nine months ended December 31, 2011, as compared to cash used of $32.5 million during the similar period in 2010. This decrease was caused primarily by the $23.7 million payment to the IRS in July 2010, partially offset by increased accounts receivable during the nine months ended December 31, 2011 as compared to the similar period in 2010.

Net cash used in investing activities during the nine month period ended December 31, 2011 was approximately $22.9 million, as compared to net cash used in investing activities of $11.1 million during the nine month period ended December 31, 2010. The net cash used in investing activities during the nine months ended December 31, 2011 reflected expenditures of approximately $11.6 to acquire land with mineral reserves in the Midwest for purpose of business development. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Executive Summary” for more information. We expect capital expenditures for the full year of fiscal 2012 to be approximately $10.0 million to $15.0 million more than capital expenditures during fiscal 2011.

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have subsequently filed a lawsuit in Federal District Court to recover the requested refunds. See Footnote (L) of the Unaudited Consolidated Financial Statements for additional information.

Net cash used in financing activities was $19.0 million during the nine month period ended December 31, 2011, as compared to net cash used in financing activities of $24.3 million during the nine month period ended December 31, 2010. The decrease in cash used in financing activities is primarily due to the reduction in debt repayments during the nine months ended December 31, 2011, as compared to the similar period in 2010. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio declined to 37.8% and 37.5%, respectively, at December 31, 2011, as compared to 38.4% and 38.3%, respectively, at March 31, 2011.

Working capital decreased to $100.1 million at December 31, 2011, compared to $104.3 million at March 31, 2011, primarily due to increased accounts payable, accrued expenses, income taxes payable and a portion of our long-term debt becoming current, partially offset by increased accounts and notes receivable. The change in accrued liabilities is due to the $8.1 million accrual for the loss on the arbitration ruling, while the change in accounts payable is generally due to timing, while there is no income tax payable at year end as we make our estimated payment in March of each year.

The increase in accounts and notes receivable at September 30, 2011 as compared to March 31, 2011 is primarily due to the seasonal nature of our businesses, primarily the cement business. Most of our cement plants are located in the northern half of the United States, and the weather in the fiscal fourth quarter generally is not conducive to large construction projects. The increase in accounts receivable at December 31, 2011 as compared to March 31, 2011 was consistent with the increase in revenues during the same periods. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 44% and 46% at September 30, 2011 and March 31, 2011, respectively. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. At December 31, 2011, no significant deterioration in the collectability of our accounts receivable was identified. Notes receivable are monitored on an individual basis.

Our inventory balance at December 31, 2011 is relatively consistent with the balance at March 31, 2011, and we expect total inventory to increase slightly next quarter due to the buildup of cement inventories. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. Our cement business, which comprises approximately 35% of our revenues, is highly seasonal given the geographic location of our plants. Generally, we will build inventory over the winter months, as demand during the building season exceeds production capacity. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due our products being basic construction materials.

In June 2011, we were served with a claim for arbitration involving a contract dispute between one of our aggregates mining subsidiaries and another mining company over the right to mine certain areas. The mining company which brought this claim mines gold in the same area in which our subsidiary mines aggregates. The dispute centered on two agreements entered into by the parties in 1989 and 1992 that address the rights and obligations of the parties with respect to the areas in which both companies mine. In the arbitration, the gold mining company claimed that our subsidiary’s operations in a limited area (which are conducted through a licensee) interfered with the gold mining company’s right under the agreements to mine gold and that the gold in that area was therefore no longer recoverable. Based on the agreements, we concluded that our subsidiary’s operations were permitted to be conducted in that area, particularly in light of the fact that our subsidiary had operations on the disputed parcel (through a licensee) prior to the 1992 agreement. Moreover, based on the express language of the two agreements, we concluded that, even if the arbitration panel were to decide otherwise, our subsidiary was entitled to continue its operations until a determination was made in the arbitration and that any damages or other relief ordered by the panel would not accrue for periods prior to the determination by the arbitration panel and, accordingly, would not be material to the Company. Based primarily on these contractual provisions and related facts, we concluded at the time we filed our Form 10-Qs for the first two quarters of fiscal 2012 that the likelihood that the proceeding would be material to our financial statements was remote.

The arbitration panel convened in November 2011 and resulting proceeding was concluded in December 2011, although the decision was not announced until January 19, 2012. When the decision of the arbitration panel was announced, the arbitration panel ruled against us and awarded $6.9 million to the other mining company. Additionally, we believe it is probable that the arbitration panel will award attorneys’ fees and arbitration costs to the other party. The dollar amount of attorneys’ fees and arbitration costs the panel may award is uncertain since the panel will make its decision on such costs in late February or early March; however, if adversely decided, we estimate that these additional amounts to be approximately $1.2 million, although the actual amounts, when determined, may be either less than or greater than the amount accrued. As a result of this arbitration award, we have accrued a loss of $8.1 million at December 31, 2011. This amount, together with our legal expenses incurred during the third quarter of fiscal 2012, is classified as Loss on Arbitration Ruling in our Consolidated Statements of Earnings for the three and nine month periods ended December 31, 2011. The award will become final and payable during the quarter ending March 31, 2012, and any changes to the estimated accrual will be recognized during that quarter. The ruling involves a limited area within our California aggregates deposit and is not expected to have a material adverse impact on our continuing operations in future periods.

There is also a pending lawsuit in state court filed by the same claimant/mining company based on the same facts and circumstances which were the subject of the arbitration. The state lawsuit has been stayed pending the outcome of the arbitration ruling. While we believe that the resolution of the arbitration hearing substantially addresses the claims in the state lawsuit and that the incurrence of any further material loss in this case is remote, we are currently unable to determine the outcome of this lawsuit or the impact of an unfavorable ruling on our financial position, results of operations or cash flows.

We received payment in January 2012 of our $9.1 million dollar income tax receivable at December 31, 2011, and used the funds received to reduce amounts outstanding under our Bank Credit Facility. We did not have any material contractual obligations related to long-term capital projects at December 31, 2011. We were in compliance at December 31, 2011 with all the terms and covenants of our credit agreements.

Given the relative weakness in the gypsum wallboard earnings over the last three years and during the first nine months of this year, we determined it was necessary to perform an impairment test on the assets and goodwill of the gypsum wallboard segment. That impairment test was similar to the annual impairment test performed during the first quarter of each calendar year. We estimated the fair value of the gypsum wallboard reporting unit using the income method, which consisted of estimating future earnings and cash flows, and discounting these to a single present value, which was compared to the carrying value. Based upon the above analysis, we noted that there was no impairment at this time. We will continue to assess the potential impairment throughout fiscal year 2012, or until conditions in the wallboard industry improve enough for us to determine that impairment loss is not likely to occur.

Debt Financing Activities.

On December 16, 2011, we accepted for repurchase $59.1 million in aggregate principal amount of our Series 2007A Senior Notes for $60.2 million, plus accrued interest of $0.3 million, and $29.0 million in aggregate principal amount of our Series 2005A Senor Notes for $29.6 million, plus accrued interest of $0.4 million. The purchase of the Senior Notes was funded through borrowings under our Bank Credit Facility. The premium paid on these repurchases has been included in Loss on Debt Retirement in our Consolidated Statement of Earnings for the three and nine month periods ended December 31, 2011.

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

The Bank Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2011, we had $10.2 million of letters of credit outstanding. We had $205.8 million of borrowings available under the Bank Credit Facility at December 31, 2011. Due to certain covenants contained in the Bank Credit Facility, namely the requirement for our consolidated funded debt ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments, approximately $55.0 million in additional borrowings were available to us at December 31, 2011.

Senior Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased an aggregate of $81.1 million in principal of the Series 2005A Senior Notes through December 31, 2011. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$4.7 million	November 15, 2012	5.25%
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased an aggregate of $122.0 million in principal of the Series 2007A Senior Notes through December 31, 2011. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of December 31, 2011.

We do not have any off balance sheet debt, except for approximately $12.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Bank Credit Facility a $50.0 million Letter of Credit Facility. At December 31, 2011, we had $9.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $10.3 million in performance bonds relating primarily to our mining operations.

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

Cash Used for Share Repurchases.

We did not repurchase any of our shares on the open market during the nine month period ended December 31, 2011. As of December 31, 2011, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the nine month period ended December 31, 2011, 14,873 shares of stock were withheld from employees upon the vesting of Restricted Shares or Restricted Shares Units that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $13.4 million and $13.2 million for the nine month periods ended December 31, 2011 and 2010, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Capital Expenditures.

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2011	2010
	(dollars in thousands)

Land and Quarries	$11,635	$157
Plants	8,506	2,472
Buildings, Machinery and Equipment	2,803	9,114

Total Capital Expenditures	$22,944	$11,743

For fiscal 2012, we expect capital expenditures of approximately $25.0 to $30.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Bank Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $300.0 million Bank Credit Facility available at December 31, 2011 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $84.0 million of borrowings at December 31, 2011 would increase our interest expense by $0.84 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels. There have been no significant changes in market risk since March 31, 2011.

Item 4.	Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. In connection with the restatement of our June 30, 2011 and September 30, 2011 Forms 10-Q described in Note (E) to the Consolidated Financial Statements included in this Form 10-Q, management reevaluated the effectiveness of our internal control over financial reporting and identified a significant deficiency that rose to the level of a material weakness in our disclosure controls and procedures as of the end of the period covered by the unaudited interim financial statements for each of the fiscal quarters ended June 30, 2011, September 30, 2011 and December 31, 2011; therefore management has subsequently concluded that our disclosure controls and procedures were not effective at the end of the period covered by this Form 10-Q. The control weakness relates to our use of metrics for determining materiality for interim periods in connection with correcting errors which relate to prior periods. Our controls were effective in the first quarter of 2012 in identifying, quantifying and disclosing the accrual required to be reversed to correct a prior year error; however, in determining the manner in which such accrual was reversed, we did not correctly evaluate or apply all of the relevant materiality metrics. The metrics we used for determining materiality were developed to assess materiality on an annual basis, and lacked precision on a quarterly review. No other material weaknesses were found.

As a result of the identification of a material weakness during the three month periods ended June 30, 2011, September 30, 2011 and December 31, 2011, we have enhanced our disclosure controls and procedures to take into consideration the impact of correcting errors on the interim trend of earnings, gross profit and earnings before income taxes. We believe these enhanced controls are sufficient to ensure a consistent measure of materiality between annual and quarterly periods in the future.

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

On October 5, 2010, Region IX of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). NCC had previously responded to an EPA request for information pursuant to Section 114 of the CAA. The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has substantial meritorious defenses to the allegations in the NOV. NCC met with the EPA in December 2010 to present its defenses and is working to negotiate a resolution of the NOV with the EPA. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay civil penalties. If litigation regarding this matter occurs, it could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations. Another of our subsidiaries, Mountain Cement Company, has also responded to a separate Section 114 information request letter from EPA under the CAA seeking information similar to the request previously received by NCC.

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

Legislative and regulatory measures to address emissions of Green House Gasses (“GHG’s) are in various phases of discussions or implementation at the international, national, regional and state levels. In addition, the EPA has taken steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that emissions of GHGs from automobiles endanger public health and welfare and it proposed a rule to limit GHG emissions from automobiles. This rule, according to the EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggers New Source Review (“NSR”) requirements for non-GHG emissions will also trigger NSR for GHG if our proposed GHG emissions exceed 75,000 tons per year. This would require the permitting of, and evaluation of potential controls for, GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants that results in an increase of our GHG emissions in excess of 75,000 tons per year, or construction of a new plant with the potential to emit 100,000 tons per year, will require NSR permitting and the implementation ”best available control technology” for GHG emissions. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

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

On September 9, 2010, the EPA finalized the National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter and sulfur dioxide from cement kilns of all sizes and would reduce hydrochloric acid emissions from kilns that are large emitters. The PC MACT takes full effect in 2013, although there is an opportunity for a one-year delay under certain circumstances. This rule will materially increase capital costs and costs of production for the Company and the industry as a whole.

In 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the RCRA, which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

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

Any new business opportunities we may elect to pursue will be subject to the risks typically associated with the early stages of business development or product line expansion.

We are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Executive Summary.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

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

Item 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101	The following information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Securities and Exchange Commission on February 3, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended December 31, 2011 and December 31, 2010, (ii) the consolidated balance sheets at December 31, 2011 and March 31, 2011, (iii) the consolidated statements of cash flows for the nine months ended December 31, 2011 and December 31, 2010, and (iv) the notes to the consolidated financial statements.(1)

*	Filed herewith.
(1)

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