Form 10-K
period 2012-03-31
EAGLE MATERIALS INC
filed 2012-05-25
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒	Large accelerated filer		☐	Accelerated filer

☐	Non-accelerated filer	(Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2011 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $706.1 million.

As of May 24, 2012, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	45,280,886

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 7, 2012 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) was founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”), and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares in EXP to its shareholders (the “Spin-off”). Since the date of the Spin-off, we have no longer been affiliated with Centex. Our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement in four regional markets, including northern Nevada and California, the greater Chicago area, the Rocky Mountain region and Texas. Our gypsum wallboard business is supported by our recycled paperboard business, while our cement business is supported by our concrete and aggregates business. At March 31, 2012, we operated four cement plants (one of which belongs to our joint venture company), four gypsum wallboard plants, one recycled paperboard plant, nine concrete batching plants and two aggregates facilities. One of our gypsum wallboard plants has been temporarily idled since 2009, pending market demand improvement.

Our products are commodities that are essential in the construction and renovation of houses, roads, bridges, commercial and industrial buildings and other, newer generation structures like wind farms. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are geographically diverse, which subject us to the economic conditions in each such geographic market as well as the national construction market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our gypsum wallboard and paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the northeast, and therefore are more impacted by national downturns. The markets of our cement companies are more regional due to the low value-to-weight ratio of cement, which generally limits shipments to a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are primarily local businesses that serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand is more sensitive to change in local and regional markets and economies than the national market, as well as being more susceptible to seasonal impact due to adverse weather.

Our goal, through relentless and disciplined continuous improvement, is to be the lowest cost producer in each of the markets in which we compete. As such, we will continue to focus on reducing costs and improving our operations, recognizing that being the lowest cost producer is a key to our success.

While each of our segments has been impacted by the economic downturn, underlying economic fundamentals may be improving in the U.S. Cement consumption in the United States, as estimated by the Portland Cement Association, increased 3% to 77.5 million short tons in calendar 2011 as compared to 75.3 million short tons in calendar 2010, with imported cement consumption consistent at approximately 10% of total sales in calendar 2011. The increase in consumption benefited EXP, as our cement sales volumes increased approximately 7% in fiscal 2012, as compared to fiscal 2011. The increases occurred in all of our markets, except Texas, which remained sold-out.

Utilization of our gypsum wallboard manufacturing facilities was approximately 50% during fiscal year 2012, which was consistent with the industry as a whole. Recycled paperboard division earnings increased due to an increase in sales of higher margin gypsum paper, and relatively flat costs of recycled fiber and fiber freight. Although the residential housing market may improve in fiscal 2013, we do not expect this improvement to materially increase industry capacity utilization.

We continue to pursue opportunities in businesses which are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies and existing infrastructure and customer relationships. The entry into any such new businesses requires capital expenditures and the investment of management time and other resources, and is subject to the risks associated with any new business development. During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a business for mining and processing of sand that could be used by oil services businesses and other industrial users. Our pursuit of this opportunity is currently in the initial stages with the focus on permitting, plant design, logistics and market development; however, during fiscal 2013, as we continue to develop this business, we anticipate additional capital expenditures in the range of $25 million to $50 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary”. We will also continue to focus on growth through acquisitions or expansion of existing facilities that we believe provide an opportunity to realize an appropriate return on investment and increased profitability for our shareholders.

INDUSTRY SEGMENT INFORMATION

While our businesses are separated into four segments, these four segments are generally related to two businesses, and are therefore discussed as follows: Cement and Concrete and Aggregates, and Gypsum Wallboard and Recycled Paperboard. A description of these business segments can be found on pages 2-12.

We conduct one of our four cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Revenues from external customers, operating earnings, identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (F) of the Notes to the Consolidated Financial Statements on pages 56-59.

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

Our net cement production, including our 50% share of the cement Joint Venture production, totaled 2.4 million short tons in fiscal 2012 and 2.3 million short tons in fiscal 2011. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 2.7 million short tons and 2.5 million short tons in fiscal 2012 and fiscal 2011, respectively. The Joint Venture also owns a minority interest in an import terminal in Houston, Texas and can purchase up to 495,000 short tons annually from the cement terminal.

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

Our total net aggregate sales were 2.2 million tons in fiscal 2012 and 2.6 million tons in fiscal 2011. Total aggregates production was 2.9 million tons and 2.7 million tons for fiscal 2012 and fiscal 2011, respectively. A portion of our total aggregates production is used internally by our readymix concrete operations, both in Texas and California.

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

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas as an alternative. The cost of delivered coal and petroleum coke rose in fiscal 2012 as compared to fiscal 2011, primarily due to increased freight costs. We have not used hazardous waste-derived fuels in any of our plants. Electric power is also a major cost component in our manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our manufactured cement facilities approximately 100% and 50% of the cement requirements for our Austin and northern California concrete operations, respectively. We supply approximately 40% and 80%, respectively, of our aggregates requirements for our Austin and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple sources in each of these areas.

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

Sales and Distribution

Cement. The principal sources of demand for cement are infrastructure, commercial construction and residential construction, with public works contracts comprising over 50% of total demand. Cement consumption increased 3% during calendar 2011 from calendar 2010, and the Portland Cement Association predicts cement consumption will increase another 4% in calendar 2012. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year; however there was a very mild winter in fiscal 2012 that contributed to the increase in cement consumption. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.

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

Cement is distributed directly to our customers mostly through customer pickups, as well as by common carriers from our plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals, and no single customer accounted for 10% or more of our cement segment sales during fiscal 2012. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

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

The Portland Cement Association estimates that imports represented approximately 9% of cement used in the U.S. during calendar 2011, 8% during calendar 2010, and 10% in calendar 2009. Based on the normal distribution of cement into the market, we believe that approximately 5% of the total consumption will consistently be served by imported cement.

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

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% or more of our segment revenues during fiscal 2012. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

Both the concrete and aggregates industries are highly fragmented, with numerous participants operating in each local area. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can profitably sell their products only in areas within 50 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregates production facilities and zoning of land to permit mining and extraction of aggregates. Additionally, many of the larger concrete and aggregate companies are owned by cement manufacturers, which increase price competition as these companies seek to sell their cement in a soft economy.

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

Four environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency (“EPA”) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. Although the EPA had previously indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards, as of May 2012 the EPA still has not finalized the 1999 proposal. Based on currently available information, it is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

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

In the absence of comprehensive federal legislation regulating emissions of greenhouse gases, or “GHGs”, the EPA has taken steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. This rule, according to EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that triggered New Source Review (“NSR”) requirements for non-GHG emissions would also trigger NSR for GHG if our proposed GHG emissions equaled or exceeded 75,000 tons per year. This would require the installation of controls on those GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants that results in an increase in GHG emissions of 75,000 tons or more per year or any construction of a new plant that results in an increase in GHG emissions of 100,000 tons or more per year will require the plant to meet NSR and the GHG control requirements even if NSR is not triggered for any other pollutant. Furthermore, EPA has committed to periodically reviewing the tonnage thresholds for new and modified sources and may lower them in the future. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

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

The fourth industry environmental issue is that in September 2010 the EPA promulgated final regulations for certain Hazardous Air Pollutants (“HAPs”) for portland cement manufacturing. For specific HAPs, the final rule requires cement plants to meet certain emission and operating standards. The new rule sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The rule sets emission limits for total hydrocarbons, and also sets emission limits for particulate matter as a surrogate for non-volatile metal HAPS, from cement kilns of all sizes, and reduces hydrochloric acid emissions from kilns that are large emitters. As a result of industry challenges to the regulations, the U.S. Court of Appeals for the D.C. Circuit remanded certain provisions of the regulations to EPA for review in December 2011 in Portland Cement Ass’n v. EPA, 665 F.3d 177 (D.C. Cir. 2011) and EPA proposed a settlement agreement in May 2012 with industry petitioners that would require EPA to agree to reconsider certain other provisions of the regulations. If the settlement agreement is finalized, EPA has agreed to issue revisions to the regulations by December 2012. We do not believe we would be placed at a competitive disadvantage by such rules.

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

Capital Expenditures

Cement. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $0.5 million during fiscal 2012 and anticipate spending an additional $1.4 million during fiscal 2013.

GYPSUM WALLBOARD AND RECYCLED PAPERBOARD OPERATIONS

Company Operations

Gypsum Wallboard. We currently own five gypsum wallboard manufacturing facilities; however, we temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to low demand. We anticipate re-opening this facility when business conditions improve. There are four primary steps in the gypsum wallboard manufacturing process: (1) gypsum is mined and extracted from the ground (or, in the case of synthetic gypsum, received from a power generation company); (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial structures.

The following table sets forth certain information regarding our plants:

Location	Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Rock Reserves (years)(2)
Albuquerque, New Mexico	450	50+	(3)(4)
Bernalillo, New Mexico(8)	525	50+	(3)(4)
Gypsum, Colorado	725	24	(5)
Duke, Oklahoma	1,300	18	(5)(6)
Georgetown, South Carolina	750	56	(7)

Total	3,750

(1)	Million Square Feet (“MMSF”), subject to anticipated product mix.
(2)	At 100% capacity utilization.
(3)	The same reserves serve both New Mexico plants.
(4)	Includes mining claims and leased reserves.
(5)	Includes both owned and leased reserves.
(6)	We anticipate that additional reserves would be available on satisfactory terms, if required.
(7)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum.
(8)	This plant was temporarily idled beginning in December 2009.

Our gypsum wallboard production totaled 1,650 MMSF in fiscal 2012 and 1,695 MMSF in fiscal 2011. Total gypsum wallboard sales were 1,633 MMSF in fiscal 2012 and 1,665 MMSF in fiscal 2011. Total wallboard production as a percentage of current rated capacity was approximately 50% in both fiscal 2012 and 2011. Our operating rates were consistent with industry average capacity utilization in both fiscal 2012 and fiscal 2011.

Recycled Paperboard. Our recycled paperboard manufacturing operation, which we refer to as Republic Paperboard Company (“Republic”), was acquired in November 2000 and is located in Lawton, Oklahoma. Our paperboard operation has a highly technologically advanced paper machine designed primarily for gypsum liner production. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture alternative products, including containerboard grades (such as linerboard and medium) and lightweight packaging grades (such as bag liner). In addition, recycled industrial paperboard grades (tube/core stock and protective angle board stock) are produced to maximize manufacturing efficiencies.

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

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. We also use synthetic gypsum at our Georgetown, South Carolina plant that we obtain through a supply agreement with Santee Cooper, a South Carolina utility company. Two leases cover the New Mexico reserves; one with the Pueblo of Zia and the second with the State of New Mexico. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 17 million tons of gypsum in the area of Duke, Oklahoma, with an additional 4 million tons controlled through a lease agreement. All of the gypsum reserves are deemed to be probable under the definition provided by Industry Guide 7. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the fifth year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for our synthetic gypsum. It is anticipated that the public utility will provide adequate gypsum for the foreseeable future. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by four gas producers under gas supply agreements expiring in May 2013 for Colorado and New Mexico, January 2013 for South Carolina and May 2013 for Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 10% of our production costs in fiscal 2012.

Recycled Paperboard. The principal raw materials are recycled paper fiber (recovered waste paper), water and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers such as news blank and unprinted papers) is used in the gypsum liner facing paper and white top linerboard and bag liner grades.

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a 600 mile radius of the paper mill. The majority of the recycled fiber purchased is delivered via truck, with occasional limited amounts received by rail. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal year 2013 is for waste paper prices to decrease slightly relative to fiscal year 2012 but to remain elevated above historic pricing. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices.

The chemicals used in the paper making operation, including size, retention aids, dry strengths additives, biocides and bacteria controls, are readily available from several manufacturers at competitive prices. We continue to source the majority of these chemicals from a supplier with whom we have had an established business relationship for several years.

The manufacture of recycled paperboard involves the use of large volumes of water in the production process. We have an agreement with the City of Lawton municipal services for supply of water to Republic. Electricity, natural gas and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions.

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2012, natural gas costs declined throughout the year and were lower compared to fiscal year 2011. Natural gas costs continued to be impacted by increased transportation costs from the transportation service company. Upward movement in natural gas cost has a negative impact on production costs and operating earnings. The paper mill has an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which could impact our electricity rates. Oklahoma is a regulated state for electricity services and as such all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 35%, 54%, 9% and 2%, respectively, of calendar 2011 industry sales. The gypsum wallboard industry remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers with multiple shipping locations accounted for approximately 20% of our total gypsum wallboard sales during fiscal 2012. The loss of either of these customers could have a material adverse effect on the financial results of the gypsum wallboard segment.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own or lease 100 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in New Mexico and two reload yards in California. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts. During fiscal 2012, less than 5% of our sales volume of gypsum wallboard was transported by rail. Equipment availability for truck shipments is expected to be in tight supply during fiscal 2013; however, we do not anticipate an increase in rail shipments due to cost and scheduling constraints.

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

Wallboard production capacity in the United States is currently estimated at approximately 34 billion square feet per year. One new competitive plant is expected to be added in North Carolina during calendar year 2012. The Gypsum Association, an industry trade group, estimates that total calendar 2011 gypsum wallboard shipments by U.S. manufacturers were approximately 17.0 billion square feet, resulting in average industry capacity utilization in calendar 2011 of approximately 50%.

Recycled Paperboard. Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2012, approximately 30% of the recycled paperboard sold by our paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 20% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to other gypsum liner manufacturers, bag producers, containerboard consumers and other manufacturers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain’s North American operations conduct business under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

In June 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”) (the subtitle that regulates hazardous waste). However, under this proposal, beneficial use of coal combustion products, including synthetic gypsum used in the manufacture of wallboard, would continue to be exempt from Subtitle C of RCRA under the Bevill Amendment and not warrant federal regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. The EPA continues to review the public comments and associated data that were received in response to its 2010 proposals. Since the EPA’s regulatory process is on-going, it is possible that these proposals could be modified or revised, and it is not possible to accurately estimate how any final rule would impact our business or which regulation will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations depending on how any such regulation affects our costs or the demand for our products.

Our gypsum wallboard manufacturing process combusts a significant amount of fuel, especially natural gas, and our operations could therefore be subject to future regulation of GHG emissions. For a more detailed discussion of this issue, see the “Environmental Matters” section of our cement business description on pages 6-7.

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

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. We had no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2012, and we do not anticipate any material capital expenditures during fiscal 2013.

EMPLOYEES

As of March 31, 2012, we had approximately 1,350 employees, of which 400 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Legislative and regulatory measures to address emissions of GHG’s are in various phases of discussions or implementation at the international, national, regional and state levels. In addition, GHGs are now regulated as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, in a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that would trigger NSR requirements for non-GHG emissions would also trigger NSR for GHG if proposed GHG emissions from the plant exceed 75,000 tons or more per year. This would require the permitting of, and evaluation of potential controls for, GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants that results in an increase of our GHG emissions in excess of 75,000 tons per year, or construction of a new plant with the potential to emit 100,000 tons per year, will require NSR permitting and the implementation of “best available control technology” for GHG emissions. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

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

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter and sulfur dioxide from cement kilns of all sizes and would reduce hydrochloric acid emissions from kilns that are large emitters. The PC MACT is scheduled to take full effect in September 2013; however, as a result of industry challenges to the PC MACT, EPA proposed a settlement agreement with industry petitioners in May 2012, in which the EPA agreed to consider extending the compliance date of the PC MACT to September 9, 2015. The settlement agreement also would require EPA to make revisions to the rule based on the decision by the U.S. Court of Appeals for the D.C. Circuit in Portland Cement Ass’n v. EPA, 665 F.3d 177 (D.C. Cir. 2011). Finally, the settlement agreement would require EPA to consider several petitions for reconsideration filed on the PC MACT and make revisions to the rule if appropriate. EPA would promulgate any revisions to the PC MACT, including any extension to the compliance date, by December 2012. The PC MACT, both as originally promulgated and as it is expected to be revised, will materially increase capital costs and costs of production for the Company and the industry as a whole.

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

Major cost components in each of our businesses are the costs of fuel, energy and raw materials. Significant increases in the costs of fuel, energy or raw materials or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for fuel and electrical power, which are significant components of the costs associated with our gypsum wallboard and cement businesses, have fluctuated significantly in recent years and may increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

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

We are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive

Summary.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

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

We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located near Austin, Texas and Marysville, California. In addition, we operate gypsum wallboard plants in Albuquerque, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. None of our facilities are pledged as security for any debts. We also have a gypsum wallboard plant in Bernalillo, New Mexico that we temporarily idled beginning in December 2009. We anticipate re-opening this facility when business conditions improve. See “Item 1. Business” on pages 1-12 of this Report for additional information relating to the Company’s properties.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid plus paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. See Note (H) of the Notes to the Consolidated Financial Statements for more information.

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). NCC had previously responded to an EPA request for information pursuant to Section 114 of the CAA. The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has substantial meritorious defenses to the allegations in the NOV. NCC met with the EPA in December 2010 to present its defenses and is working to negotiate a resolution of the NOV with the EPA. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. If litigation regarding this matter occurs, it could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations. Another of our subsidiaries, Mountain Cement Company, has also responded to a separate Section 114 information request letter from EPA under the CAA seeking information similar to the request previously received by NCC.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDENDS

As of May 17, 2012, there were approximately 2,000 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2012			Fiscal Year Ended March 31, 2011
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$31.22	$26.20	$0.10	$32.79	$26.92	$0.10
September 30	$28.59	$15.68	$0.10	$26.76	$21.79	$0.10
December 31	$25.84	$16.25	$0.10	$28.73	$22.74	$0.10
March 31	$35.81	$26.15	$0.10	$32.50	$27.44	$0.10

The “Dividends” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2012. We did not repurchase any shares during the fiscal years ended March 31, 2012, 2011 and 2010.

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

During fiscal 2012, we reacquired shares of stock from an employee upon the exercise of stock options that were granted under our Incentive Plan. These shares were surrendered by the employee and reacquired by us to satisfy the employee’s exercise price and minimum statutory tax withholding, which is required upon the exercise of stock options and the surrendered shares are shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2012	—	$—	—
February 1 through February 29, 2012	—	—	—
March 1 through March 31, 2012	14,883	34.75	—

Quarter 4 Totals	14,883	$34.75	—	717,300

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2007 and tracks it through March 31, 2012.

*$100 invested on March 31, 2007 in stock or index, including reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
Eagle Materials, Inc.	100.00	81.32	56.97	63.33	73.29	85.35
Russell 1000	100.00	94.60	58.40	88.53	103.31	111.43
Dow Jones US Building Materials & Fixtures	100.00	83.44	46.23	73.45	69.09	69.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2012	2011		2010		2009	2008
Revenues	$495,023	$462,180		$467,905		$598,580	$748,023
Earnings Before Income Taxes	21,912	16,762	(2)	39,297	(2)	62,183	144,384
Net Earnings	18,732	14,849	(3)	28,950	(3)	41,764	97,768
Diluted Earnings Per Share	0.42	0.34		0.66		0.95	2.12
Cash Dividends Per Share	0.40	0.40		0.40		0.60	0.80
Total Assets	985,145	985,810		1,016,776		1,069,668	1,117,721
Total Debt	266,936	287,000		303,000		355,000	400,000
Stockholders’ Equity	472,511	461,514		453,597		436,062	411,972
Book Value Per Share At Year End	$10.44	$10.38		$10.35		$10.00	$9.49
Average Diluted Shares Outstanding	44,516	44,251		44,038		43,879	46,145

(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)

During fiscal 2011 and 2010, we wrote-off $10,701 and $2,548, respectively, primarily related to the write-off of deferred project costs associated with our decision not to proceed with the expansion and modernization of our Nevada Cement (2011) and Mountain Cement (2010) facilities. Excluding these write-offs, our Earnings Before Income Taxes would have been $27,463 and $41,845 in fiscal 2011 and 2010, respectively.

(3)

Excluding the impact of the write-offs discussed in note 2 above, Net Earnings would have been $19,746 and $30,840 in 2011 and 2010, respectively. These amounts were calculated using the effective tax rates of 28.1% in fiscal 2011 and 26.3% in fiscal 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

Our businesses are cyclical commodity businesses that are directly related to the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in each such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations generally have a material adverse effect on our business, financial condition and results of operations. Our Cement companies are located in geographic areas west of the Mississippi River and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail; though the price of diesel fuel may impact the truck shipping radius. Concrete and Aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S.

We continue to pursue opportunities in businesses which are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies and existing infrastructure and customer relationships. The entry into any such new businesses requires capital expenditures and the investment of management time and other resources, and is subject to the risks associated with any new business development. During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a business for mining and processing of sand that could be used by oil services businesses and other industrial users. Our pursuit of this opportunity is currently in the initial stages with the focus on permitting, plant design, logistics and market development; however, during fiscal 2013, as we continue to develop this business, we anticipate additional capital expenditures in the range of $25 million to $50 million. We will also continue to focus on growth through acquisitions or expansion of existing facilities that we believe provide an opportunity to realize an appropriate return on investment and increased profitability for our shareholders.

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

Our annual results were significantly impacted by a strong fourth quarter, particularly with respect to increased sales volumes for our cement segment, and increased sales price for our gypsum wallboard segment. Due to this impact, we have included discussions of our fourth quarter revenues and cost of goods sold in our fiscal 2012 consolidated operating results section, as compared to the fourth quarter of fiscal 2011. This discussion is also included in our segment discussions for both the cement and gypsum wallboard segments.

RESULTS OF OPERATIONS

Fiscal Year 2012 Compared to Fiscal Year 2011

	For the Years Ended March 31,
	2012	2011
	(in thousands, except per share)		Change
Revenues	$495,023	$462,180	7%
Cost of Goods Sold	(454,546)	(426,603)	7%

Gross Profit	40,477	35,577	14%
Equity in Earnings of Unconsolidated Joint Venture	28,528	24,233	18%
Corporate General and Administrative	(19,617)	(16,667)	18%
Other Income	356	840	(58%)
Other Non-Operating Expense	(9,117)	(10,701)	(15%)
Interest Expense, net	(16,621)	(16,520)	1%
Loss on Debt Retirement	(2,094)	—	—

Earnings Before Income Taxes	21,912	16,762	31%
Income Tax Expense	(3,180)	(1,913)	66%

Net Earnings	$18,732	$14,849	26%

Diluted Earnings per Share	$0.42	$0.34	24%

Revenues. Revenues were $495.0 million in fiscal 2012 and $462.2 million in fiscal 2011. The $32.8 million increase in consolidated revenues for fiscal 2012, as compared to fiscal 2011, is primarily due to increases in the average net sales prices for all of our products and an increase in sales volumes for all of our businesses except gypsum wallboard and aggregates. The impact of increased average net sales prices and sales volumes on revenues for fiscal 2012, as compared to fiscal 2011 was $18.2 million and $14.6 million, respectively.

Revenues were $116.8 million and $95.4 million in the fourth quarter of fiscal 2012 and 2011, respectively. The $21.4 million increase in revenues during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, was primarily due to increased average net sales prices for all of our businesses. The impact of the increased net sales prices on revenues for the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, was approximately $14.0 million. Revenues for the fourth quarter of fiscal 2012 were also positively impacted by increased sales volumes for our cement and recycled paperboard businesses, partially offset by declines in our other businesses. The impact of increased volumes was approximately $7.4 million.

Cost of Goods Sold. Cost of goods sold was $454.5 million in fiscal 2012 and $426.6 million in fiscal 2011. The 7% increase in cost of goods sold for fiscal 2012, as compared to fiscal 2011, was primarily due to increased operating costs and increased sales volumes. The impact of increased operating costs and increased volumes on cost of goods sold for fiscal 2012, as compared to fiscal 2011, was $19.7 million and $8.2 million, respectively. The impact of increased volumes on cost of sales was primarily related to our cement and paperboard businesses, which increased cost by approximately $8.4 million and $5.5 million, respectively, partially offset by approximately $5.5 million related to decreased volumes in our gypsum wallboard business. The increase in operating costs was primarily due to an increase of approximately $4.6 million in purchased cement, approximately $7.1 million and $4.1 million in gypsum wallboard freight and paper expense, respectively, approximately $1.1 million in paperboard chemicals and dyes, and approximately $0.9 million in concrete delivery.

Cost of goods sold was $101.9 million and $97.6 million in the fourth quarter of fiscal 2012 and 2011, respectively. The $4.3 million increase in cost of goods sold was related primarily to approximately $8.3 million from an increase in sales volumes, partially offset by approximately $4.0 million of reduced operating costs. The increase in cost related to sales volumes was primarily related to our cement and paperboard businesses, which comprised approximately $8.9 million and $3.5 million respectively, offset by reduced volumes in our wallboard and concrete and aggregates businesses of approximately $3.2 million and $0.9 million, respectively. The reduced operating costs in the fourth quarter of fiscal 2012, as compared to fiscal 2011, were approximately $4.3 million primarily in our cement business. This reduction is primarily due to approximately $5.0 million of costs due to an expanded plant shutdown and an exceptionally harsh winter in fiscal 2011, partially offset by approximately $2.0 million of additional maintenance costs in the fourth quarter of fiscal 2012.

Gross Profit. Gross profit was $40.5 million in fiscal 2012 and $35.6 million in fiscal 2011. The 14% increase in gross profit was primarily due to increased average sales prices and increased sales volumes, partially offset by increased manufacturing costs, as noted above.

Gross profit was $14.9 million in the fourth quarter of fiscal 2012, as compared to a loss of $2.2 million in the fourth quarter of fiscal 2011. The $17.1 million increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $4.3 million, or 18% for fiscal 2012, as compared to fiscal 2011. The increase is primarily due to a 9% increase in average selling prices and a 5% increase in sales volumes. The increase in sales volumes is primarily due to favorable weather conditions, an increase in demand for higher priced oil well cement, and strong state spending on infrastructure during fiscal 2012. The impact of the increases in average net sales price and sales volumes on equity in earnings of unconsolidated joint venture in fiscal 2012 was approximately $7.3 million and $3.9 million, respectively, partially offset by increased cost of sales of approximately $6.9 million. The increase in cost of sales was primarily due to increased operating costs of approximately $2.2 million in freight, $3.1 million in purchased cement, $0.8 million in purchased raw materials and $0.3 million in maintenance.

Corporate General and Administrative. Corporate general and administrative expenses were $19.6 million in fiscal 2012, as compared to $16.7 million in fiscal 2011. The 18% increase in corporate general and administrative expenses is due primarily to an increase of approximately $1.9 million of stock compensation expenses related to the issuance of restricted stock during May 2011 and an increase in legal and professional fees of approximately $0.9 million, related to our lawsuit with the IRS.

Other Income (Expense). Other income (expense) was $0.4 million and $0.8 million in fiscal 2012 and 2011, respectively, and consists of a variety of items that are non-segment operating in nature including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. The decrease in other income during fiscal 2012, as compared to fiscal 2011, was primarily due to the sale of property in fiscal 2011 that resulted in a gain of approximately $0.6 million.

Other Non-Operating Expense. Other non-operating expense was $9.1 million in fiscal 2012 and $10.7 million in fiscal 2011. During January 2012, an arbitration panel ruled against the Company in a contract dispute between one of our aggregate mining subsidiaries and another mining company over the right to mine certain areas. As a result of the adverse ruling, we paid approximately $6.9 million in damages, plus legal fees of approximately $1.2 million. The remaining $1.0 million is related to our legal expenses incurred during the arbitration. During fiscal 2011, we determined that we would not move forward with the planned expansion of Nevada Cement Company. This decision was based on the economic impact of new environmental regulations combined with the challenging market conditions in northern Nevada and Northern California. As a result of this decision, we wrote-off approximately $8.9 million during fiscal 2011. The remaining expense consists of the write-down of unused aggregate equipment at our Texas operation and other miscellaneous write-downs.

Interest Expense, Net. Interest expense net, increased 1% to $16.6 million in fiscal 2012, from $16.5 million in fiscal 2011. Interest expense from our Senior Notes and Bank Credit Facility decreased approximately $0.8 million during fiscal 2012, as compared fiscal 2011, while interest expense related to our unrecognized tax benefit and amortization of debt issuance costs increased approximately $0.6 million and $0.3 million, respectively. The decrease in interest expense related to lower outstanding balances during the year. The increase in amortization of our debt issue costs is primarily related to the repurchase of $88.1 million of Senior Notes during December 2011. The increase in interest expense is related to our unrecognized tax benefit of approximately $0.6 million in fiscal 2012, as compared to fiscal 2011, is due primarily to an interest credit of $2.0 million in fiscal 2011 related to our ability to participate in several state amnesty programs. Due to our repurchase of approximately $88.1 million in Senior Notes during December 2011, we anticipate a decline in interest expense in fiscal 2013. This decline is anticipated because the current interest rate for our Bank Credit Facility is less than the interest rate of our Senior Notes, and we also anticipate reducing the amounts drawn under the Bank Credit Facility throughout fiscal 2013.

Loss on Debt Retirement. The $2.1 million loss is related to the repurchase of certain of our Senior Notes during the quarter ended December 31, 2011. On December 16, 2011, we repurchased a total of approximately $88.1 million of our Series 2005A and Series 2007A Notes. This expense consists of a 2% premium paid on the repurchase, plus brokerage and miscellaneous fees related to the repurchase.

Earnings Before Income Taxes. Earnings before income taxes increased to $21.9 million, during fiscal 2012, as compared to $16.8 million in fiscal 2011, primarily due to increased gross profit and increased equity in earnings of unconsolidated joint venture, partially offset by increased corporate general and administrative expenses and loss on debt retirement.

Income Taxes. Income tax expense was $3.2 million and $1.9 million in fiscal 2012 and fiscal 2011, respectively. The effective tax rate for fiscal 2012 increased to 14.5% from 11.4% in fiscal 2011. The increase in the effective tax rate is primarily attributable to a decrease in favorable discrete items related to the IRS examination and federal and state amended return filings between years from 17% of pretax income in fiscal 2011 to 11% in fiscal 2012, as well as a reduction in the impact of our depletion deduction from 15% of pre-tax income in fiscal 2011 to 12% in fiscal 2012. Excluding discrete items, our effective tax rate was 26% in fiscal 2012, as compared to 28% in fiscal 2011. See Footnote (G) to the Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Net earnings for fiscal 2012 of $18.7 million increased 26% from last year’s net earnings of $14.8 million. Diluted earnings per share for fiscal 2012 were $0.42, as compared to $0.34 for fiscal 2011.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2012	2011	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Cement (2)	$243,978	$225,784	8%
Gypsum Wallboard	217,633	204,560	6%
Recycled Paperboard	118,794	104,775	13%
Concrete and Aggregates	45,515	44,236	3%

Gross Revenues	625,920	579,355	8%
Less: Inter-Segment Revenues	(44,757)	(42,263)	6%
Less: Joint Venture Revenues	(86,140)	(74,912)	15%

Net Revenues	$495,023	$462,180	7%

Sales Volume
Cement (M Tons) (2)	2,723	2,541	7%
Gypsum Wallboard (MMSF)	1,633	1,665	(2%)
Recycled Paperboard (M Tons)	230	216	6%
Concrete (M Yards)	507	475	7%
Aggregates (M Tons)	2,221	2,564	(13%)

Average Net Sales Prices (3)
Cement (2)	$81.42	$80.83	1%
Gypsum Wallboard	98.79	91.79	8%
Recycled Paperboard	515.97	483.03	7%
Concrete	63.83	62.77	2%
Aggregates	5.89	5.61	5%

Operating Earnings
Cement (2)	$46,850	$45,688	3%
Gypsum Wallboard	6,264	1,242	404%
Recycled Paperboard	16,988	12,086	41%
Concrete and Aggregates	(1,097)	794	(238%)
Other Operating Income, net	356	840	(58%)

Net Operating Earnings	$69,361	$60,650	14%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues increased to $244.0 million in fiscal 2012 as compared to $225.8 million in fiscal 2011, primarily due to the increase in sales volumes in fiscal 2012, as compared to fiscal 2011. The increased sales volumes positively impacted revenues in fiscal 2012 by approximately $15.8 million, as compared to fiscal 2011. The increase in sales volumes was consistent across all markets, with the exception of the Texas market, where volumes were relatively flat. The increased volumes are primarily due to the relatively mild winter experienced across the northern portion of the U.S., which enabled construction projects to proceed during the winter months, as compared to the relatively harsh winter in fiscal 2011. Additionally, the increase in average sales prices positively impacted revenues by approximately $1.6 million.

Operating earnings increased 3% to $46.9 million in fiscal 2012, from $45.7 million in fiscal 2011, although the operating margin declined to 19% in fiscal 2012, as compared to 20% in fiscal 2011. The decrease in operating margin is due to increased operating costs in fiscal 2012, as compared to fiscal 2011. Increased operating costs in fiscal 2012, as compared to fiscal 2011, for maintenance and purchased raw materials, adversely impacted operating costs by approximately $2.1 million and $0.8 million, respectively, partially offset by $0.6 million in lower per unit costs fixed costs due to increased production. Also negatively impacting operating earnings was an increase in purchased cement sold during fiscal 2012, as compared to fiscal 2011. The increase in purchased cement adversely impacted operating earnings by approximately $0.6 million, and such increased purchases were due to our increased use of purchased cement in the Northern California market, and a change in the product mix sold in our Texas market.

Cement revenues were $49.2 million in the fourth quarter of fiscal 2012, which is a 22% increase over revenues of $40.1 million in the fourth quarter of fiscal 2011. The increase in revenues during the fourth quarter of fiscal 2012, as compared to the similar quarter in 2011, is primarily due to a 20% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $7.7 million in the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, due to favorable weather in fiscal 2012, as compared to fiscal 2011, as discussed above. Additionally, average selling prices increased 2% during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, which positively impacted revenues by approximately $1.3 million.

Operating earnings for the cement business increased to $7.5 million from $4.7 million for the fourth quarter of fiscal 2012 and 2011, respectively, while the gross margin increased to 15% in fiscal 2012 from 12% in fiscal 2011. The increase in operating earnings is due primarily to an increase in average net sales price, which positively impacted operating earnings by approximately $1.1 million, and an increase in sales volumes, which positively impacted operating earnings by approximately $1.0 million. Additionally, operating costs declined due to increased production in fiscal 2012, primarily due to the extended shut down during fiscal 2011, which increased operating costs in that quarter by approximately $5.0 million, partially offset by increased maintenance costs of approximately $2.0 million in fiscal 2012.

Gypsum Wallboard Operations. Revenues increased 6% to $217.6 million in fiscal 2012, from $204.6 million in fiscal 2011. The increase in sales revenue in fiscal 2012, as compared to fiscal 2011, was primarily due to increased sales prices, which positively impacted revenue by $16.9 million, partially offset by a reduction of approximately $3.9 million due to lower sales volumes. The increase in net sales price was due to our implementing a price increase for calendar 2012. We do not believe our market share increased significantly during fiscal 2012, as compared to fiscal 2011.

Operating earnings increased to $6.3 million in fiscal 2012, from $1.2 million in fiscal 2011, primarily due to the increase in average net sales prices, which positively impacted operating earnings by approximately $11.4 million, partially offset by increased operating costs during fiscal 2012, as compared to fiscal 2011. The increase in operating costs in fiscal 2012, as compared to fiscal 2011, was primarily due to increases in the cost paper and other raw materials of approximately $4.1 million and $3.0 million, respectively, partially offset by reduced natural gas costs of approximately $1.9 million. Despite low overall utilization at all but one of our operating facilities, fixed costs are not a significant part of the overall cost of wallboard; therefore, the low utilization of our facilities had a relatively minor impact on our operating results.

Sales revenues increased 21% to $61.2 million in the fourth quarter of fiscal 2012, from $50.7 million in the fourth quarter of fiscal 2011, primarily due to a 39% increase in the average net sales price. The increase in the average net sales price positively impacted revenues by approximately $14.3 million, partially offset by a decline in sales volumes which adversely impacted revenues by approximately $3.8 million in the fourth quarter of fiscal 2012, as compared to fiscal 2011.

Operating earnings increased to $10.3 million in the fourth quarter of fiscal 2012, from a loss of $2.7 million in the fourth quarter of fiscal 2011, primarily due to the increase in average net sales prices, which positively impacted operating earnings by approximately $13.1 million, partially offset by increased operating costs of approximately $0.4 million, which was comprised of increases in the cost of freight and paper of approximately $1.1 million and $0.5 million, respectively, partially offset by reduced natural gas costs of approximately $1.2 million.

Recycled Paperboard Operations. Revenues increased 13% to $118.8 million in fiscal 2012, from $104.8 million in fiscal 2011. The increase in net revenue during fiscal 2012 as compared to fiscal 2011 is due to increases in both average net sales price and sales volumes. The increase in the average net sales price per ton during 2012, as compared to the similar periods in 2011, is primarily due to the price escalators in our long-term sales agreement, which positively impacted revenue by approximately $7.2 million, and the increase in sales volume that positively impacted revenues by approximately $6.8 million.

Operating earnings increased 41% to $17.0 million in fiscal 2012, as compared to $12.1 million in fiscal 2011, while gross margin increased to 14% in fiscal 2012, as compared to 12% in fiscal 2011. The increase in operating earnings and improvement in gross margin is due primarily to the increase in average net sales price, which positively impacted operating earnings by approximately $7.6 million, partially offset by increased operating costs. The increase in operating costs during fiscal 2012, as compared to fiscal 2011, was primarily related to increases in chemicals, dyes and finishing materials, maintenance, and clothing and production supplies of approximately $1.1 million, $0.8 million and $0.7, respectively, partially offset by reduced natural gas costs of approximately $0.3 million.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 3% to $45.5 million in fiscal 2012, as compared to $44.2 million in fiscal 2011. Concrete and aggregate price increases in fiscal 2012, as compared to fiscal 2011, positively impacted revenues by approximately $0.5 million and $0.7 million, respectively, with the impact of increased sales volumes in concrete offset by decreased sales volumes in aggregates.

Operating earnings decreased to a loss of $1.1 million in fiscal 2012, as compared to a profit of $0.8 million in fiscal 2011. Operating profit was adversely impacted by increased cost of sales in fiscal 2012, as compared to fiscal 2011, primarily due to increased operating costs of approximately $1.9 million. The impact of increased sales volumes for concrete and decreased sales volumes for aggregates did not have significant impact on cost of goods sold in fiscal 2012, as compared to fiscal 2011. The increase in operating costs during fiscal 2012, as compared to fiscal 2011, was primarily related to increases in plant, delivery and purchased materials of approximately $0.5 million, $0.9 million and $0.6 million, respectively.

GENERAL OUTLOOK

Calendar 2011 was another difficult year for construction in the United States, particularly in the building materials and construction products businesses. Commercial and residential construction activity remains at cyclic low levels and infrastructure spending has been less than anticipated. Many of the states that comprise our markets are experiencing budget deficits, and have reduced infrastructure spending in response to these shortfalls. We do not expect a significant increase in government spending for infrastructure in calendar 2012.

Cement demand in all U.S. regions continues to be impacted by reduced residential housing construction, continued weakness in the commercial construction market and expanded state government budget deficits, which are expected to continue to limit cement consumption. Although cement consumption increased in calendar 2011 over calendar 2010, and may increase again in calendar 2012, these increases are minimal.

We anticipate concrete and aggregate sales prices and sales volumes will remain at historically low levels as demand for residential and infrastructure projects in both of our markets is expected to remain soft, and continue to be competitive.

The U.S. wallboard industry continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating at a utilization rate of approximately 50%. Although a price increase was instituted in January 2012, low sales volumes and low capacity utilization remain, and we do not anticipate wallboard demand to improve significantly during the remainder of calendar year 2012.

Our recycled paperboard segment continues to identify sales opportunities in each of its markets to enable our paper operation to maximize its operating earnings. Fiber prices, which are our largest operating cost, remained fairly consistent in fiscal 2012, as compared to fiscal 2011, but any increase in this cost will impact the cost of manufacturing and product margins. We anticipate the cost of natural gas and electricity to remain consistent during the rest of calendar year 2012.

Fiscal Year 2011 Compared to Fiscal Year 2010

	For the Years Ended March 31,
	2011	2010
	(in thousands, except per share)		Change
Revenues	$462,180	$467,905	(1%)
Cost of Goods Sold	(426,603)	(416,032)	3%

Gross Profit	35,577	51,873	(31%)
Equity in Earnings of Unconsolidated Joint Venture	24,233	24,157	—
Other Operating Income	840	3,161	(73%)
Corporate General and Administrative Expenses	(16,667)	(15,886)	5%
Other Non-Operating Expense	(10,701)	(2,548)	320%
Interest Expense	(16,520)	(21,460)	(23%)

Earnings Before Income Taxes	16,762	39,297	(57%)
Income Taxes Expense	(1,913)	(10,347)	(82%)

Net Earnings	$14,849	$28,950	(49%)

Diluted Earnings per Share	$0.34	$0.66	(48%)

Revenues. Consolidated revenues for fiscal 2011 decreased 1% from fiscal 2010. The decrease in sales revenues was due primarily to the decrease in revenues for all of our segments except recycled paperboard. During fiscal 2011, negative volume variances, primarily in our cement and gypsum wallboard segments, accounted for approximately $3.4 million and $10.2 million, respectively, less in revenue as compared to fiscal 2010, partially offset by the positive price variance of approximately $12.4 million and $4.1 million, which was primarily due to increased average net sales price in our recycled paperboard segment and increased prices for gypsum wallboard freight, respectively, partially offset by approximately $8.6 million of reduced revenue from a decrease in the average sales price for cement. The reduction in sales volumes was due primarily to the continued depressed levels of demand in the residential and commercial sectors, which has been adversely impacted by the decline in the overall economic environment in the United States.

Cost of Goods Sold. Cost of goods sold increased during fiscal 2011, as compared to fiscal 2010, principally due to increased operating costs and increased sales volumes on cost of goods sold for fiscal 2011. The increase in operating costs during fiscal 2011, as compared to fiscal 2010, was primarily related to our recycled paperboard business, which increased approximately $15.4 million, offset by reduced costs in our other businesses, primarily cement and gypsum wallboard, of approximately $3.5 million and $4.3 million, respectively. Additionally, cost of sales increased due to increased volumes, primarily related to our cement business, which adversely impacted cost of sales in fiscal 2011, as compared to fiscal 2010, by approximately $4.1 million, partially offset by the impact of reduced volumes of approximately $1.7 million in our gypsum wallboard business.

Gross Profit. Gross profit declined during fiscal 2011, as compared to fiscal 2010, primarily due to reduced revenues and increased manufacturing costs, as described above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in Earnings of Unconsolidated Joint Venture remained relatively flat in fiscal 2011 as compared to fiscal 2010. During fiscal 2011, revenues increased 14% due primarily to an increase in sales volumes of 15%, or approximately $10.1 million, partially offset by the impact of lower average sales price of approximately $0.7 million. Despite the increase in sales volumes, income remained relatively flat as the vast majority of the increase in sales volume related to lower margin purchased cement. During fiscal 2011, purchased cement tons increased from 6% of total sales in fiscal 2010 to 15% of total sales in fiscal 2011, which negatively impacted net earnings by approximately $7.0 million, while increased sales volumes negatively impacted earnings by approximately $2.6 million.

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

Corporate General and Administrative. Corporate general and administrative expenses for fiscal 2011 increased to $16.7 million from $15.9 million in fiscal 2010. The increase in corporate general and administrative expense in fiscal 2011, as compared to fiscal 2010, was primarily the result of increased compensation, which totaled approximately $0.8 million and increased profit sharing, which totaled approximately $0.3 million, partially offset by reduced legal and professional fees of approximately $0.3 million.

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

Interest Expense, Net. Net interest expense of $16.5 million for fiscal 2011 decreased from the $21.5 million incurred in fiscal 2010. Interest expense from our Senior Notes and Bank Credit Facility decreased approximately $0.7 million during fiscal 2011, as compared to fiscal 2010, while interest expense related to our unrecognized tax benefit and amortization of debt issuance costs increased approximately $4.2 million and $0.1 million, respectively. The decrease in interest expense related to our Senior Notes and Bank Credit Facility is due primarily to lower outstanding balances and interest rates on our Bank Credit Facility as well as the repayment of $15.0 million of Senior Notes in April 2010. The decrease in interest expense related to our unrecognized tax benefit is primarily related to the payments made to the IRS for assessed taxes during fiscal 2010 and 2011, as well as receiving an interest credit of $2.0 million in fiscal 2011 due to our ability to participate in several state amnesty programs. The reduction in amortization of debt issuance costs declined in fiscal 2011, as compared to fiscal 2010, primarily due to the repayment of $15.0 million of Senior Notes in April 2010.

Earnings Before Income Taxes. Earnings before income taxes decreased to $16.8 million during fiscal 2011, as compared to $39.3 million in fiscal 2010, primarily due to the decrease in gross profit and increased corporate general and administrative expense and other non-operating expense, partially offset by decreased interest expense.

Income Taxes. The effective tax rate declined to 11.4% for fiscal 2011 from 26.3% during fiscal 2010. The reduction in the tax rate is due primarily to the application of the deposits to payments and the filing of amended state returns; we were able to deduct certain items paid for state and federal taxes during the year, which provided a tax benefit of approximately $2.8 million during fiscal 2011. Excluding this tax benefit our effective tax rate would have been approximately 28%. See Footnote (G) of the Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Fiscal 2011 net earnings of $14.8 million decreased 49% from net earnings of $29.0 million in fiscal 2010. Diluted earnings per share in fiscal 2011 of $0.34 were 48% lower than the $0.66 for fiscal 2010.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2011	2010	Percentage Change
	(in thousands, except net sales prices)
Revenues (1)
Cement (2)	$225,784	$228,475	(1%)
Gypsum Wallboard	204,560	210,671	(3%)
Recycled Paperboard	104,775	90,164	16%
Concrete and Aggregates	44,236	45,622	(3%)

Gross Revenues	579,355	574,932	1%
Less: Inter-Segment Revenues	(42,263)	(41,589)	2%
Less: Joint Venture Revenues	(74,912)	(65,438)	14%

Net Revenues	$462,180	$467,905	(1%)

Sales Volume
Cement (M Tons) (2)	2,541	2,467	3%
Gypsum Wallboard (MMSF)	1,665	1,750	(5%)
Recycled Paperboard (M Tons)	216	215	—
Concrete (M Yards)	475	461	3%
Aggregates (M Tons)	2,564	2,318	11%

Average Net Sales Prices (3)
Cement (2)	$80.83	$85.59	(6%)
Gypsum Wallboard	91.79	92.10	—
Recycled Paperboard	483.03	417.28	16%
Concrete	62.77	67.23	(7%)
Aggregates	5.61	6.29	(11%)

Operating Earnings
Cement (2)	$45,688	$58,007	(21%)
Gypsum Wallboard	1,242	1,383	(10%)
Recycled Paperboard	12,086	14,805	(18%)
Concrete and Aggregates	794	1,835	(57%)
Other Operating Income, net	840	3,161	(73%)

Operating Earnings	$60,650	$79,191	(23%)

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Revenues declined to $225.8 million in fiscal 2011, as compared to $228.5 million in fiscal 2010. The decline in sales revenues is due primarily to reduced average sales prices, which adversely impacted revenues by approximately $9.2 million, partially offset by increased sales volumes, which positively impacted revenues by approximately $6.8 million during fiscal 2011, as compared to fiscal 2010. The decline in average sales prices during fiscal 2011 as compared to fiscal 2010 was consistent across all markets, except the Texas market where average sales prices were relatively stable, and such declines were primarily due to continued weakness in demand in all of our markets, except Texas.

Operating earnings declined 21%, to $45.9 million in fiscal 2011, from $58.0 million in fiscal 2010, while the operating margin declined to 20% in fiscal 2011 from 25% in fiscal 2010. The decline in operating earnings and operating margin was primarily due to the reduction in average net sales prices, as noted above, and certain increased operating costs. The primary reason for the increased operating costs in fiscal 2011, as compared to fiscal 2010, was related to increases in fuel costs of approximately $3.1 million, and purchased raw materials of approximately $2.5 million, partially offset by lower power costs of approximately $2.4 million.

Gypsum Wallboard Operations. Sales revenues declined 3% to $204.6 million in fiscal 2011, from $210.7 million in 2010, primarily due to the reduction in sales volumes, partially offset by increased gross sales prices. The decline in sales volumes adversely impacted revenues by approximately $10.2 million, partially offset by approximately $4.1 million due to increases in gross sales price. The decline in sales volumes was primarily due to weak residential construction and the decline in commercial construction, while the increased gross sales price was primarily due to the increase in delivery costs.

Operating earnings were $1.2 million and $1.4 million in fiscal 2011 and 2010, respectively. The relatively flat operating earnings, despite the reduction in revenue during fiscal 2011, as compared to fiscal 2010, are primarily due to a reduction in operating costs. The decline in operating costs was primarily due to reduced labor, natural gas and other operating costs of approximately $0.6 million, $3.0 million and $1.8 million, respectively, offset by increased paper costs of approximately $1.6 million. Despite low overall utilization of all but one of our operating facilities, fixed costs are not a significant part of the overall cost of wallboard; therefore the low utilization of our facilities had a relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues increased 16% to $104.8 million in fiscal 2011, as compared to $90.2 million in fiscal 2010. The increase in net revenue during fiscal 2011, as compared to fiscal 2010, is due primarily to the increase in average net sales price. The increase in the average net sales price per ton during 2011 as compared to the similar periods in fiscal 2010 is primarily due to the price escalators in our long-term sales agreement, and accounted for approximately $14.2 million of the increase in revenue.

Operating earnings decreased 18% to $12.1 million for fiscal 2011, from $14.8 million in fiscal 2010, primarily due to a reduction in the operating margin from 16.4% to 11.5%. The decrease in the operating margin was primarily due to a decrease in the percentage of higher margin gypsum paper sales and increases in the cost of recycled fiber, our primary raw material. The decline in the sales of gypsum paper is due primarily to the overall decline in the gypsum wallboard market. During fiscal 2011, sales of gypsum paper declined to 47% of total paperboard sales from 51% during fiscal 2010 and the cost of recycled fiber, plus related freight, increased 53% as OCC remained elevated throughout the fiscal year. The increase in the cost of recycled fiber, chemicals and dyes and electricity adversely impacted operating earnings by increasing manufacturing costs by approximately $15.9 million, $0.7 million and $1.3 million, respectively, partially offset by the decrease in natural gas and repair and maintenance costs of approximately $0.5 million and $0.8 million, respectively. Additionally, the decline in the percentage of gypsum paper sales adversely impacted operating earnings by approximately $0.2 million.

Concrete and Aggregates Operations. Concrete and aggregate revenues declined to $44.2 million in fiscal 2011, from $45.6 million in fiscal 2010. The decrease in revenues was due primarily to lower average net sales prices, offset slightly by increased sales volumes. Sales volumes increased 3% and 11% for concrete and aggregates in fiscal 2011 as compared to fiscal 2010, respectively. The adverse impact on revenues of the decreased sales prices was approximately $3.9 million, partially offset by the positive impact of the increased sales volumes of $2.5 million. The increase in volume of aggregates sold was primarily due to increased sales in the Texas market, which generally have a lower average sales price than the northern California market.

Operating earnings declined 57% to $0.8 million in fiscal 2011, from $1.8 million in fiscal 2010. The decline in operating earnings was primarily due to the change in sales mix to more base tons sold in the Texas market, which adversely impacted aggregates operating earnings by approximately $0.5 million, and the reduction in the average sales price, which adversely impacted operating earnings by $0.6 million.

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

Although our concrete and aggregates segment experienced an operating loss in fiscal 2012, the segment generated positive cash flows from operations.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2012 was $3.4 million and $4.0 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Goodwill. Goodwill is subject to an annual assessment at least annually for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

The segment breakdown of goodwill at March 31, 2012 and 2011 is as follows:

	For the Years Ended March 31,
	2012	2011
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

Impairment testing for the cement business is done at the plant level because the relatively low value-to-weight ratio limits the geographic area in which a company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a national selling area. Impairment testing for the gypsum wallboard and paperboard segments is done at the segment level because of the national nature of the businesses and customer base. Given the relative weakness in the gypsum wallboard industry utilization, coupled with the slow recovery in residential housing, we have elected to perform impairment tests at the end of each quarter on our gypsum wallboard assets and related goodwill. See Note (A) of the Notes to the Consolidated Financial Statements for more information. The results of the first step of the annual impairment tests performed in the fiscal fourth quarter of 2012 and 2011 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumptions underlying our estimates is a cyclical recovery in U.S. construction activity from the current low levels. Actual results may differ materially from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2012	2011
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$60,852	$44,083

Investing Activities:
Proceeds from Sale of Assets	—	600
Capital Expenditures and Other Investing Activities, net	(26,099)	(17,224)

Net Cash Used in Investing Activities	(26,099)	(16,624)

Financing Activities:
Excess Tax Benefits – Share Based Payments	1,568	1,784
Increase (Decrease) in Bank Credit Facility	68,000	(1,000)
Repayment of Senior Notes	(88,064)	(15,000)
Dividends Paid	(17,876)	(17,634)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(912)	—
Proceeds from Stock Option Exercises	7,138	4,849

Net Cash Used in Financing Activities	(30,146)	(27,001)

Net Increase in Cash	$4,607	$458

Cash flows from operating activities increased $16.8 million during fiscal 2012 from fiscal 2011. This increase was largely attributable to increased net earnings of approximately $3.9 million, and increases in cash flows from changes in operating assets and liabilities. Cash flows from operations were positively impacted in fiscal 2012 by approximately $50.1 million of depreciation, depletion and amortization, collection of approximately $9.1 million of income taxes receivable, and an increase of approximately $3.5 million in accounts payable and accrued liabilities, partially offset by an increase of approximately $10.5 million and 8.4 million in accounts and notes receivable and inventories. The increase in accounts and notes receivable and inventories was due primarily to the relatively mild winter, which resulted in increased sales volumes in our cement segment during fiscal 2012, as compared to a relatively harsh winter in fiscal 2011. During fiscal 2011, cash flows from operating activities were positively impacted by depreciation, depletion and amortization of approximately $49.2 million, a decrease in accounts and notes receivable of approximately $11.1 million, partially offset by tax payments of approximately $29.4 million, primarily related to our IRS audit. See below for more information. The reduction in accounts and notes receivable was primarily due to the repayment of a $6.0 million note receivable and lower sales volumes due to harsh winter weather.

Working capital increased to $114.8 million at March 31, 2012, compared to $105.1 million at March 31, 2011, primarily due to increased cash, accounts and notes receivable and inventories and decreased accrued expenses, partially offset by increased accounts payable, current portion of long-term debt and decreased income taxes receivable. The decrease in income tax receivable is due to our receiving payment from the IRS in January 2012, while the increase in accounts payable is due to timing. The decrease in accrued liabilities is due to the reduction in accrued interest due to the payment of approximately $88.1 million of Senior Notes, a reduction in insurance payable due to the payment of certain workers compensation claims and the reduction of our current deferred tax liability.

The increase in accounts and notes receivable at March 31, 2012 as compared to March 31, 2011 is primarily due to the unseasonably mild winter, which primarily benefitted our cement business. During the fiscal fourth quarter of 2012, the weather across the northern part of the United States, where most of our cement plants are located, was unseasonably mild, which enabled many construction projects to be started or continued during the winter months. The increase in accounts receivable at March 31, 2012, as compared to March 31, 2011, was consistent with the increase in revenues during the same periods. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 48% and 46% at March 31, 2012 and 2011, respectively. Accounts receivable also increased at March 31, 2012, as compared to March 31, 2011, as a result of the price increase for gypsum wallboard, which went into effect on January 1, 2012. As a result of this price increase, average net sales prices increased by approximately 35% in the fourth quarter of fiscal 2012, as compared to fiscal 2011. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at March 31, 2012. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at March 31, 2012.

Our inventory balance at March 31, 2012 increased approximately 7% from the inventory balance at March 31, 2011, with the vast majority of that increase being in raw materials and materials in progress at our cement plants. We expect inventory to decline over the next two quarters, as demand for cement increases during the normal construction cycle. Generally, we build cement inventories over the winter to meet our demand during the spring and summer. At March 31, 2011, cement inventories were lower than usual, as we had an extended shutdown at our Illinois plant due to poor economic and weather conditions. Given the relatively mild winter in fiscal 2012, all of our cement plants remained operational as they built inventory for the upcoming season. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) from the IRS claiming $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to an IRS audit of the acquisition of certain Republic Assets. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. Additionally, as a result of the notice, we paid $8.4 million in state taxes, penalties and interest during the fiscal year ended March 31, 2011 and an additional $0.3 million in state taxes and interest during the fiscal year ended March 31, 2012. See Notes (G) and (H) of the Notes to the Consolidated Financial Statements.

Net cash used in investing activities during fiscal 2012 was approximately $26.1 million, as compared to net cash used in investing activities of $16.6 million in fiscal 2011, an increase of $9.5 million. The majority of the increase is associated with expenditures of approximately $11.6 million to acquire land with mineral reserves in the Midwest for purpose of business development involving the mining and processing of sand that could be used by the oil services business.

Net cash used in financing activities increased to $30.1 million during fiscal 2012, as compared to $27.0 million during fiscal 2011. This increase is primarily due to the increase in net repayments of debt to $20.0 million during fiscal 2012 from $16.0 million in fiscal 2011, offset by increased proceeds from stock option exercises during fiscal 2012 as compared to fiscal 2011. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 36.1% and 35.5%, respectively, at March 31, 2012 as compared to 38.4% and 38.3%, respectively, at March 31, 2011.

Debt Financing Activities.

On December 16, 2010, we entered into an amended and restated $300.0 million credit facility (“the “Credit Facility”) that expires on December 16, 2015. Borrowings under the Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0. We had $70.0 million of borrowings outstanding under the Credit Facility at March 31, 2012, and had $221.0 million of unused borrowings under the Credit Facility at March 31, 2012; however, due to certain covenants contained in the Credit Facility, namely the requirement for our consolidated funded debt ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments only approximately $100.0 million in additional borrowings were available to us at March 31, 2012 without exceeding this ratio.

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$4.7 million	November 15, 2012	5.25%
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our debt under the Credit Facility. The Note Purchase

Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility, namely the maintenance of certain financial ratios.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become parties to the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of March 31, 2012.

Other than the Credit Facility, we have no other source of committed external financing in place. In the event the Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if a balance was outstanding on the Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50 million Letter of Credit Facility. At March 31, 2012, we had $9.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $10.4 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Credit Facility, the level of competition and general and economic factors beyond our control. We cannot predict what effect these factors will have on our future liquidity. For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors” above.

Cash Used for Share Repurchases and Stock Repurchase Program.

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 20 for additional information.

On November 7, 2006, we announced that our Board of Directors authorized the repurchase of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 717,300 remained available at March 31, 2012. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. We did not repurchase any shares during the fiscal years ended March 31, 2012, 2011 and 2010.

Capital Expenditures.

The following table compares capital expenditures:

	For the Fiscal Years Ended March 31,
	2012	2011
	(dollars in thousands)
Land and Quarries	$12,907	$612
Plants	9,822	12,641
Buildings, Machinery and Equipment	3,370	3,971

Total Capital Expenditures	$26,099	$17,224

Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. Capital expenditures in fiscal 2012 were primarily related to necessary replacements and upgrading of equipment, as well as acquisitions of additional reserves. We anticipate maintenance capital expenditures during fiscal 2013 will be consistent with the amount spent in fiscal 2012.

During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a business for mining and processing of sand that could be used by oil services businesses and other industrial users. Our pursuit of this opportunity is currently in the initial stages with the focus on permitting, plant design, logistics and market development; however, during fiscal 2013, as we continue to develop this business, we anticipate additional capital expenditures in the range of $25 million to $50 million. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary on page 23 for more information.

Dividends.

Dividends paid in fiscal years 2012 and 2011 were $17.9 million and $17.7 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Contractual and Other Obligations.

We have certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Credit Facility (1)	$70,000	$35,000	$35,000	$—	$—
Long-term Debt	196,936	4,677	9,500	65,045	117,714
Interest on Long-term Debt	58,839	11,329	22,065	16,775	8,670
Interest on Credit Facility (2)	5,360	2,116	2,413	831	—
Operating Leases	15,405	812	1,747	2,064	10,782
Purchase Obligations (3)	67,518	5,988	8,500	7,150	45,880

Total	$414,058	$59,922	$79,225	$91,865	$183,046

(1)	The Credit Facility expires in December 2015.
(2)

At March 31, 2012, we had $70 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at .35% per annum through the expiration of the facility in December 2015. We estimated the future cash flows for interest by assuming a level repayment of the Credit Facility over the next two years. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments.

Additionally, we are subject to potential tax liabilities where we potentially may owe $15.8 million to the IRS and $7.3 million to certain states in the next 1 to 5 year period. See Notes (D), (G) and (H) of the Notes to the Consolidated Financial Statements for more information.

Based on our current actuarial estimates, we anticipate making contributions of approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2013.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 3.0% in calendar 2011, 1.5% in 2010, and 2.7 % in 2009. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During calendar 2011, the Consumer Price Index for energy and transportation increased approximately 6.6 and 7.7%, respectively. The increases impacted our business by raising prices of energy, but the overall impact was small due to improving efficiencies. Additional inflationary increases could have an adverse impact on all of our businesses. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

GENERAL OUTLOOK

See “General Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28-29.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate, consecutive statements reporting net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. Retrospective application is required and both ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this Standard during our fiscal first quarter ended June 30, 2012.

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

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $300.0 million Credit Facility available at March 31, 2012 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $70.0 million of borrowings at March 31, 2012 would increase our interest expense by $0.7 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2012	2011	2010
Revenues	$495,023	$462,180	$467,905
Cost of Goods Sold	454,546	426,603	416,032

Gross Profit	40,477	35,577	51,873
Equity in Earnings of Unconsolidated Joint Venture	28,528	24,233	24,157
Corporate General and Administrative Expense	(19,617)	(16,667)	(15,886)
Other Operating Income	356	840	3,161
Other Non-Operating Expense	(9,117)	(10,701)	(2,548)
Loss on Debt Retirement	(2,094)	—	—
Interest Expense, Net	(16,621)	(16,520)	(21,460)

Earnings before Income Taxes	21,912	16,762	39,297
Income Taxes	(3,180)	(1,913)	(10,347)

Net Earnings	$18,732	$14,849	$28,950

EARNINGS PER SHARE
Basic	$0.42	$0.34	$0.66

Diluted	$0.42	$0.34	$0.66

AVERAGE SHARES OUTSTANDING
Basic	44,224,924	43,891,817	43,684,942

Diluted	44,515,981	44,251,276	44,038,401

CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2012	2011
ASSETS
Current Assets -
Cash and Cash Equivalents	$6,481	$1,874
Accounts and Notes Receivable, net	56,197	43,855
Inventories	123,606	115,237
Income Tax Receivable	1,133	9,088
Prepaid and Other Assets	4,424	4,572

Total Current Assets	191,841	174,626

Property, Plant and Equipment -	1,140,744	1,115,058
Less: Accumulated Depreciation	(560,236)	(512,228)

Property, Plant and Equipment, net	580,508	602,830
Notes Receivable	3,436	5,326
Investment in Joint Venture	38,939	33,661
Goodwill and Intangible Assets, net	150,902	151,539
Other Assets	19,519	17,828

	$985,145	$985,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$38,747	$30,339
Accrued Liabilities	33,619	39,187
Current Portion of Long-term Debt	4,677	—

Total Current Liabilities	77,043	69,526
Long-term Debt	262,259	287,000
Other Long-term Liabilities	39,467	38,631
Deferred Income Taxes	133,865	129,139

Total Liabilities	512,634	524,296

Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 45,269,493 and 44,447,428 Shares, respectively.	453	444
Capital in Excess of Par Value	37,692	24,859
Accumulated Other Comprehensive Losses	(5,516)	(2,893)
Retained Earnings	439,882	439,104

Total Stockholders’ Equity	472,511	461,514

	$985,145	$985,810

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$18,732	$14,849	$28,950
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	50,124	49,212	50,781
Gain on Sale of Property, Plant and Equipment	—	(485)	(2,510)
Other Non-Operating Expense	—	10,701	2,548
Deferred Income Tax Provision	2,188	8,497	1,201
Stock Compensation Expense	5,509	3,587	2,825
Excess Tax Benefits from Share Based Payment Arrangements	(1,568)	(1,784)	(761)
Equity in Earnings of Unconsolidated Joint Venture	(28,528)	(24,233)	(24,157)
Distributions from Joint Venture	23,250	24,500	29,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(10,452)	11,126	(7,008)
Inventories	(8,369)	(9,366)	1,192
Accounts Payable and Accrued Liabilities	3,327	(29,418)	(16,026)
Other Assets	(2,423)	(4,399)	(1,866)
Income Taxes Payable/Receivable	9,062	(8,704)	(353)

Net Cash Provided by Operating Activities	60,852	44,083	64,566

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(26,099)	(17,224)	(13,779)
Proceeds from Sale of Property, Plant and Equipment	—	600	—

Net Cash Used in Investing Activities	(26,099)	(16,624)	(13,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess Tax Benefits from Share Based Payment Arrangements	1,568	1,784	761
Increase (Decrease) in Bank Credit Facility	68,000	(1,000)	(52,000)
Repayment of Senior Notes	(88,064)	(15,000)	—
Dividends Paid to Stockholders	(17,876)	(17,634)	(17,471)
Proceeds from Stock Option Exercises	7,138	4,849	1,541
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(912)	—	—

Net Cash Used in Financing Activities	(30,146)	(27,001)	(67,169)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,607	458	(16,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,874	1,416	17,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,481	$1,874	$1,416

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance March 31, 2009, as reported	$436	$11,166	$428,550	$(6,040)	$434,112
Adjustment for Reversal of Accrual	—	—	1,950	—	1,950

Balance March 31, 2009, as restated	$436	$11,166	$430,500	$(6,040)	$436,062

Net Earnings	—	—	28,950	—	28,950
Stock Option Exercises	2	1,539	—	—	1,541
Tax Loss-Stock Option Exercise	—	(807)	—	—	(807)
Dividends to Stockholders	—	—	(17,496)	—	(17,496)
Stock Compensation Expense	—	2,825	—	—	2,825
Unfunded Pension Liability, net of tax	—	—	—	2,522	2,522

Balance March 31, 2010	$438	$14,723	$441,954	$(3,518)	$453,597

Net Earnings	—	—	14,849	—	14,849
Stock Option Exercises and Restricted Share Vesting	6	4,843	—	—	4,849
Tax Benefit-Stock Option Exercise	—	1,706	—	—	1,706
Dividends to Stockholders	—	—	(17,699)	—	(17,699)
Stock Compensation Expense	—	3,587	—	—	3,587
Unfunded Pension Liability, net of tax	—	—	—	625	625

Balance March 31, 2011	$444	$24,859	$439,104	$(2,893)	$461,514

Net Earnings	—	—	18,732	—	18,732
Stock Option Exercises and Restricted Share Vesting	9	7,129	—	—	7,138
Tax Benefit-Stock Option Exercise	—	1,107	—	—	1,107
Dividends to Stockholders	—	—	(17,954)	—	(17,954)
Stock Compensation Expense	—	5,509	—	—	5,509
Shares Redeemed to Settle Employee Taxes	—	(912)			(912)
Unfunded Pension Liability, net of tax	—	—	—	(2,623)	(2,623)

Balance at March 31, 2012	$453	$37,692	$439,882	$(5,516)	$472,511

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

We evaluated all events or transactions that occurred after March 31, 2012 through the filing of these financial statements.

Reclassifications –

Certain prior period reclassifications have been made to conform to the current period presentation.

Cash and Cash Equivalents –

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.0 million and $4.6 million at both March 31, 2012 and 2011, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.3 million at March 31, 2012, of which approximately $0.9 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2012 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At March 31, 2012, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2012	2011
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$46,336	$36,497
Finished Cement	10,391	11,540
Gypsum Wallboard	6,215	6,347
Aggregates	14,155	12,419
Paperboard	2,443	5,274
Repair Parts and Supplies	40,352	40,280
Fuel and Coal	3,714	2,880

	$123,606	$115,237

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $48.9 million, $48.2 million and $49.7 million for the years ended March 31, 2012, 2011 and 2010, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2012 and 2011, management believes no events or circumstances indicate that the carrying value may not be recoverable.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2012 was $3.4 million and $4.0 million, respectively and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

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

Goodwill and Intangible Assets –

Goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. Given the relative weakness in the gypsum wallboard industry utilization, coupled with the slow recovery in residential housing, we expect to continue to perform impairment tests at the end of each quarter on our gypsum wallboard assets and related goodwill, which we began during fiscal 2009, during fiscal 2013, unless we determine that an impairment loss is not reasonably likely to occur.

	March 31, 2012
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(983)	$317
Permits	40 years	22,000	(3,930)	18,070
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(4,913)	$150,902

	March 31, 2011
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(896)	$404
Permits	40 years	22,000	(3,380)	18,620
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(4,276)	$151,539

Amortization expense of intangibles was $0.6 million for each of the years ended March 31, 2012, 2011 and 2010.

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

Stock Repurchases –

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2012. We did not repurchase any shares during the years ended March 31, 2012, 2011 and 2010.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $66.0 million, $62.0 million and $59.1 million were classified as cost of goods sold in the years ended March 31, 2012, 2011 and 2010, respectively.

Other operating income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

A summary of comprehensive income for the fiscal years ended March 31, 2012, 2011 and 2010 is presented below:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Net Earnings	$18,732	$14,849	$28,950
Other Comprehensive Income , net of tax:
Pension Plan Actuarial Gain (Loss), net of tax	(2,623)	625	2,522

Comprehensive Income	$16,109	$15,474	$31,472

As of March 31, 2012, we have an accumulated other comprehensive loss of $5.5 million, which is net of income taxes of $3.0 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2012, 2011 and 2010 were $18.8 million, $18.1 million and $21.4 million, respectively.

We received a refund of $8.0 million, and made net payments of $61.9 million and $6.8 million for federal and state income taxes in the years ended March 31, 2012, 2011 and 2010, respectively. Certain deposits made with the IRS in fiscal year 2010 were converted to payments in fiscal 2011, and are shown as payments in fiscal 2011.

Statements of Consolidated Earnings – Supplemental Disclosures –

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $37.6 million, $34.5 million and $38.9 million in the years ended March 31, 2012, 2011 and 2010, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Operating Units Selling, G&A	$27,695	$26,812	$29,064
Corporate G&A	19,617	16,667	15,886

	$47,312	$43,479	$44,950

During fiscal 2012, we repurchased $88.1 million of our senior debt at a premium, which was recorded inclusive of transaction costs. The amount of the premium plus transaction costs was $2.1 million.

Earnings Per Share –

	For the Years Ended March 31,
	2012	2011	2010
Weighted-Average Shares of Common Stock Outstanding	44,224,924	43,891,817	43,684,942
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	800,748	1,186,064	1,026,667
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(652,046)	(934,328)	(745,235)
Restricted Stock Units	142,355	107,723	72,027

Weighted-Average Common Stock and Dilutive Securities Outstanding	44,515,981	44,251,276	44,038,401

(1)	Includes unearned compensation related to outstanding stock options.

There were 2,773,279, 1,904,637 and 2,738,219 stock options at an average exercise price of $42.17 per share, $44.45 per share and $39.15 per share that were excluded from the computation of diluted earnings per share for the years ended March 31, 2012, 2011 and 2010, respectively, because such inclusion would have been anti-dilutive.

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

New Accounting Standards –

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate, consecutive statements reporting net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. Retrospective application is required and both ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this Standard during our fiscal first quarter ended June 30, 2012.

Other Non Operating Expense –

Other non-operating expense consists primarily of significant non-business expenses. Amounts classified as other non-operating expenses related to our loss on arbitration ruling, and our decision not to move forward with planned expansions of our Mountain Cement and Nevada Cement facilities.

During January 2012, an arbitration panel announced an adverse decision against the Company in a dispute between one of our aggregates mining subsidiaries and another mining company over the right to mine certain areas. As a result of the adverse ruling, the other mining company was awarded $6.9 million, plus attorney’s fees of $1.2 million. All amounts were paid during February 2012. This amount, together with our legal expenses incurred defending this claim, is classified as Other Non-Operating Expense in our Consolidated Statements of Earnings for the fiscal year ended March 31, 2012. See Note (H), Commitments and Contingencies, on pages 61-63 for more information about the arbitration ruling.

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

Adjustment for Reversal of Accrual

During January 2012, we determined that our previous treatment of a reversal of a $3.0 million accrual, which related to a prior year, should have been treated as a correction of an error in the prior period rather than a reduction of Cost of Goods Sold during the three month period ended June 30, 2011, as it was previously reported. The accrual was originally recorded in fiscal 2001 as a contra account in the fixed asset subledger, and related to expected costs to improve certain manufacturing equipment at our Duke, Oklahoma gypsum wallboard facility. The amount was recorded in order to properly state the acquired assets at fair value; however, the accrual was not released as the original assets were depreciated over their useful life. The adjustment increased Property

Plant and Equipment by $3.0 million, with a corresponding increase in Deferred Income Taxes of $1.05 million and Retained Earnings of $1.95 million at March 31, 2009. This adjustment did not have a significant impact on our net income or financial position in fiscal 2011 and 2010, and did not impact cash flows from operating activities during fiscal 2012, 2011 or 2010.

(B) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2012	2011
	(dollars in thousands)
Land and Quarries	$81,175	$68,185
Plants	958,985	956,402
Buildings, Machinery and Equipment	96,954	85,117
Construction in Progress	3,630	5,354

	1,140,744	1,115,058
Accumulated Depreciation	(560,236)	(512,228)

	$580,508	$602,830

Included in Property, Plant and Equipment are $46.0 million and $34.9 million of mining and related assets (net of accumulated depreciation) at March 31, 2012 and 2011, respectively.

(C) Accrued Expenses

Accrued expenses at March 31, 2012 and 2011 consist of the following:

	March 31,
	2012	2011
	(dollars in thousands)
Payroll and Incentive Compensation	$7,320	$7,712
Benefits	8,583	7,988
Interest	4,904	7,003
Insurance	5,068	6,639
Property Taxes	3,865	4,033
Other	3,879	5,812

	$33,619	$39,187

(D) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2012	March 31, 2011
	(dollars in thousands)
Bank Credit Facility	$70,000	$2,000
Senior Notes	196,936	285,000

Total Debt	266,936	287,000
Less: Current Portion of Long-term Debt	(4,677)	—

Long-term Debt	$262,259	$287,000

On December 16, 2011, we accepted for repurchase $59.1 million in aggregate principal amount of our Series 2007A Senior Notes for $60.2 million, plus accrued interest of $0.3 million, and $29.0 million in aggregate principal amount of our Series 2005A Senor Notes for $29.6 million, plus accrued interest of $0.4 million. The purchase of the Senior Notes was funded through borrowings under our Bank Credit Facility. The premium paid on these repurchases has been included in Loss on Debt Retirement in our Consolidated Statement of Earnings for the fiscal year ended March 31, 2012.

The weighted-average interest rate of Senior Notes during fiscal 2012 and 2011 was 5.78% and 5.75%, respectively. The weighted average interest rate of Senior Notes was 5.80% and 5.75% at March 31, 2012 and 2011, respectively.

The weighted-average interest rate of bank debt borrowings during fiscal 2012, 2011 and 2010 was 2.6%, 1.7% and 1.6%, respectively. The interest rate on the bank debt was 2.5% and 2.3% at March 31, 2012 and 2011, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2013	$4,677
2014	—
2015	9,500
2016	127,045
2017	8,000
Thereafter	117,714

Total	$266,936

Senior Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes. As of March 31, 2012, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$4.7 million	November 15, 2012	5.25%
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes. As of March 31, 2012, the amounts outstanding for each of the four tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2012 and throughout the fiscal year.

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

Bank Debt –

On December 16, 2010, we entered into a $300.0 million credit agreement (“the “Credit Facility”) that expires on December 16, 2015. Borrowings under the Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2012, we had $9.0 million of letters of credit outstanding.

We had $70.0 million of borrowings outstanding under the Credit Facility at March 31, 2012, and had $221.0 million of unused borrowings under the Credit Facility at March 31, 2012; however, due to certain covenants contained in the Bank Credit Facility, namely the requirement for our consolidated funded indebtedness ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments, only approximately $100.0 million in additional borrowings were available to us at March 31, 2012 without exceeding this ratio.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of March 31, 2012.

(E) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2012 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$4,724
Series 2005A Tranche B	58,671
Series 2005A Tranche C	58,267
Series 2007A Tranche A	9,922
Series 2007A Tranche B	8,511
Series 2007A Tranche C	25,440
Series 2007A Tranche D	38,705

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. Outstanding amounts under our Credit Facility also approximate fair value due to the variable rate of interest charged on outstanding amounts.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Revenues -
Cement	$243,978	$225,784	$228,475
Gypsum Wallboard	217,633	204,560	210,671
Paperboard	118,794	104,775	90,164
Concrete and Aggregates	45,515	44,236	45,622

	625,920	579,355	574,932
Less: Intersegment Revenues	(44,757)	(42,263)	(41,589)
Less: Joint Venture Revenues	(86,140)	(74,912)	(65,438)

	$495,023	$462,180	$467,905

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Intersegment Revenues -
Cement	$3,605	$4,086	$4,449
Paperboard	40,485	37,622	36,369
Concrete and Aggregates	667	555	771

	$44,757	$42,263	$41,589

Cement Sales Volumes (M tons) -
Wholly-Owned	1,857	1,718	1,754
Joint Venture	866	823	713

	2,723	2,541	2,467

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Operating Earnings -
Cement	$46,850	$45,688	$58,007
Gypsum Wallboard	6,264	1,242	1,383
Paperboard	16,988	12,086	14,805
Concrete and Aggregates	(1,097)	794	1,835
Other, net	356	840	3,161

Sub-Total	69,361	60,650	79,191
Corporate General and Administrative	(19,617)	(16,667)	(15,886)
Other Corporate Charges	(9,117)	(10,701)	(2,548)

Earnings Before Interest and Income Taxes	40,627	33,282	60,757
Loss on Debt Retirement	(2,094)	—	—
Interest Expense, net	(16,621)	(16,520)	(21,460)

Earnings Before Income Taxes	$21,912	$16,762	$39,297

Cement Operating Earnings -
Wholly-Owned	$18,322	$21,455	$33,850
Joint Ventures	28,528	24,233	24,157

	$46,850	$45,688	$58,007

Identifiable Assets -
Cement	$313,559	$304,693	$308,606
Gypsum Wallboard	434,967	446,174	466,426
Paperboard	137,483	144,434	149,602
Aggregates	49,009	39,907	39,975
Concrete	12,031	11,890	11,812
Corporate and Other	38,096	38,712	37,355

	$985,145	$985,810	$1,013,776

Capital Expenditures -
Cement	$7,753	$9,395	$12,744
Gypsum Wallboard	3,357	2,190	184
Paperboard	919	1,447	236
Aggregates	13,639	3,416	445
Concrete	321	351	75
Other, net	110	425	95

	$26,099	$17,224	$13,779

Depreciation, Depletion and Amortization
Cement	$15,373	$14,468	$14,683
Gypsum Wallboard	20,903	21,463	22,328
Paperboard	8,595	8,800	9,090
Aggregates	3,365	3,004	2,921
Concrete	1,022	836	1,054
Other, net	866	641	705

	$50,124	$49,212	$50,781

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

The basis used to disclose Identifiable Assets, Capital Expenditures and Depreciation, Depletion conforms with the equity method, and is similar to how we disclose these accounts in our Consolidated Balance Sheets and Consolidated Statements of Earnings.

The segment breakdown of goodwill at March 31, 2012 and 2011 is as follows:

	For the Years Ended March 31,
	2012	2011
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

During fiscal 2012, we provided approximately $12.0 million to our Joint Venture for its capital needs, which has been offset against distributions received from the Joint Venture during fiscal 2012 on the Consolidated Statement of Cash Flows.

(G) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$812	$(6,450)	$8,872
State	180	(134)	274

	992	(6,584)	9,146
Deferred Provision (Benefit) -
Federal	1,984	7,919	2,493
State	204	578	(1,292)

	2,188	8,497	1,201

Provision for Income Taxes	$3,180	$1,913	$10,347

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Earnings Before Income Taxes	$21,912	$16,762	$39,297

Income Taxes at Statutory Rate	$7,669	$5,866	$13,754
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	249	289	(662)
Statutory Depletion in Excess of Cost	(2,619)	(2,492)	(3,180)
Domestic Production Activities Deduction	36	195	(495)
Meals and Entertainment Disallowance	284	283	371
Penalties on Uncertain Tax Positions	190	400	491
Tax Benefits-ASC 740 Accruals and State Amnesty Programs	(2,558)	(2,840)	—
Other	(71)	212	68

Provision for Income Taxes	$3,180	$1,913	$10,347

Effective Tax Rate	15%	11%	26%

During the quarter ended December 31, 2011, the Federal statute of limitations for assessment for the years ended March 31, 2004, March 31, 2005 and March 31, 2006 expired. Also during the quarter, we participated in amnesty programs in Arizona, Colorado and California. These events were treated as discrete items in the tax provision and a benefit totaling $2.5 million on an after-tax basis was recognized. During January 2012, we received payment of the $9.1 million owed to us by the IRS at March 31, 2011 due to carryback of net operating loss for tax purposes.

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$4,617	$(15)	$187
Bad Debts	(119)	(324)	27
Uniform Capitalization	(1,004)	681	139
Accrual Changes	1,107	4,135	1,493
Uncertain Tax Position Accruals	(2,264)	5,136	—
Other	(149)	(1,116)	(645)

	$2,188	$8,497	$1,201

Components of deferred income taxes are as follows:

	March 31,
	2012	2011
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(153,220)	$(149,652)

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	13,138	15,295
Bad Debts	1,825	1,705
Uniform Capitalization	990	(14)
Other	3,588	2,186

Total Deferred Tax Assets	$19,541	$19,172

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2012	2011
	(dollars in thousands)
Accrued Liabilities	$—	$(1,341)

Prepaid and Other Assets	186	—

Deferred Income Taxes	$(133,865)	$(129,139)

Uncertain tax position –

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

Reconciliation of the consolidated liability for gross unrecognized tax benefits, excluding interest, from April 1, 2009 to March 31, 2012, is as follows:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Balance at Beginning of Year	$28,450	$49,107	$70,382
Increase related to prior tax positions	534	3,734	1,424
Decrease related to prior tax positions	(2,797)	(1,597)	(933)
Payments	(297)	(22,794)	(21,766)

	$25,890	$28,450	$49,107

We recognize penalties associated with uncertain tax positions as part of the tax provision, while interest associated with uncertain tax positions is included in interest expense. The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Accrued interest recognized	$(903)	$(1,468)	$2,741

Accrued penalties recognized	$190	$400	$491

The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate at March 31, 2012 was $25.9 million.

In May 2011, we filed a lawsuit against the Internal Revenue Service (“IRS”) in Federal District Court to recover all of the amounts paid to the IRS with respect to our uncertain tax position. If we were to prevail, we would receive a refund of up to $106.6 million related to federal and state taxes, interest and penalties paid since fiscal 2008 (see Note (H) for more information). Any refund of income taxes or penalties received from the IRS would be recorded as a tax benefit and impact our effective rate. Additionally, we would reduce other long-term liabilities by $29.3 million, which is comprised of $25.9 million related to our unrecognized tax benefit, including penalties, and $3.4 for accrued interest on the uncertain tax position, which would also impact our tax provision.

We expect approximately $12.9 million of changes in our unrecognized tax benefit liability over the next twelve months, as we anticipate paying $9.0 million of federal and state income taxes, and $3.9 million interest and penalties for tax years 2007 through 2011. Ultimately, the amount paid will increase the amount of our Federal District Court recovery lawsuit.

We currently are unable to estimate the range of possible increase or decrease in uncertain tax positions that may occur within the next twelve months resulting from the eventual outcome of the years currently under audit or appeal, and therefore cannot anticipate whether such outcome will result in a material change to our financial position or results of operations.

(H) Commitments and Contingencies

Our operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. We carefully consider the requirements mandated by such laws and regulations and have procedures in place at all of our operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability. Although management is not aware of any exposures which require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims or other liabilities associated with these regulations.

The IRS completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 tax years, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”). The examination of our federal income tax return for fiscal years ended March 31, 2007 through March 31, 2011 is currently in progress.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million which reduced the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and in May 2011 we filed a lawsuit in Federal District Court to recover the requested refunds. Additionally, as a result of the Notice, we paid $8.4 million in state taxes, penalties and interest during the fiscal year ended March 31, 2011 and an additional $0.3 million in state taxes and interest during the fiscal year ended March 31, 2012.

In the event we reach a settlement through negotiation or in the courts, we will reverse any paid or accrued taxes, interest and penalties in excess of the negotiated settlement through the Consolidated Statement of Earnings. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

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

The arbitration panel convened in November 2011 and resulting proceeding was concluded in December 2011, although the decision was not announced until January 19, 2012. The arbitration panel ruled against us and awarded $6.9 million to the other mining company plus attorneys’ fees and arbitration costs to the other party of approximately $1.2 million. All amounts were paid during February 2012. This amount, together with our legal expenses incurred defending this claim, is classified as Other Non-Operating Expense in our Consolidated Statements of Earnings for the fiscal year ended March 31, 2012. The ruling involves a limited area within our California aggregates deposit and is not expected to have a material adverse impact on our continuing operations in future periods.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements to secure funding obligation on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2012, we had contingent liabilities under these outstanding letters of credit of approximately $9.0 million.

The following table compares insurance accruals and payments for our operations:

	For the Years Ended March 31,
	2012	2011
	(dollars in thousands)
Accrual Balances at Beginning of Period	$6,639	$6,384
Insurance Expense Accrued	2,083	2,947
Payments	(3,654)	(2,692)

Accrual Balance at End of Period	$5,068	$6,639

We are currently contingently liable for performance under $10.4 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, construction contractor and other commercial contractual relationships; and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. We currently have no outstanding guarantees of third party debt.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2012. The contracts are for approximately 25% of our anticipated natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2012, 2011 and 2010 totaled $1.7 million, $2.0 million and $2.1 million, respectively. Minimum annual rental commitments as of March 31, 2012, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2013	$812
2014	$859
2015	$888
2016	$888
2017	$1,176
Thereafter	$10,782

(I) Stock Option Plans

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

Long-Term Compensation Plans –

Options. During August 2011 and 2010, we granted options to members of the Board of Directors (the “Board of Directors Grants”). Options granted under the Board of Directors Grants vested immediately, and can be exercised from the date of grant until their expiration at the end of ten years and seven years, respectively.

In June 2011, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 352,829 stock options pursuant to the Plan to certain individuals that vest ratably over a three year period (the “Fiscal 2012 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In May 2010, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 163,000 performance-vesting stock options pursuant to the Plan to certain individuals, of which approximately 118,000 were earned at March 31, 2011. For those options earned based on the specified performance criteria, one third vested immediately, one third vested on March 31, 2012 and the final third will vest on March 31, 2013. The options have a term of ten years from the date of grant.

All stock options issued during fiscal 2012 and 2011 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2012 and 2011 are as follows:

	2012	2011
Dividend Yield	2.0%	2.0%
Expected Volatility	41.9%	42.3%
Risk Free Interest Rate	2.5%	2.8%
Expected Life	8.0 years	7.0 years

Stock option expense for all outstanding stock option awards was approximately $1.4 million, $0.8 million and $2.4 million, for the years ended March 31, 2012, 2011 and 2010, respectively. The expense for fiscal 2012 and 2011 reflects credits of $1.3 million and $1.1 million, respectively; resulting from our updated assessment of future compliance with performance conditions associated with certain stock option grants. At March 31, 2012, there was approximately $3.3 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.9 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	3,323,786	$35.60	3,446,452	$33.97	3,568,431	$33.32
Granted	474,124	$26.41	269,502	$28.45	138,651	$27.72
Exercised	(383,811)	$18.57	(388,214)	$15.94	(136,230)	$27.09
Cancelled	(172,777)	$38.69	(3,954)	$58.93	(124,400)	$32.83

Outstanding Options at End of Year	3,241,322	$36.11	3,323,786	$35.60	3,446,452	$33.97

Options Exercisable at End of Year	1,567,734		1,735,911		1,976,852

Weighted Average Fair Value of Options Granted during the Year		$10.29		$10.88		$9.38

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$11.56 - $13.43	88,536	1.12	$11.74	88,536	$11.74
$23.30 - $29.08	1,517,477	5.67	$26.69	1,134,289	$26.29
$34.09 - $40.78	308,170	1.67	$37.91	277,770	$38.07
$47.53 - $62.83	1,327,139	2.28	$48.09	67,139	$58.42

	3,241,322		$36.11	1,567,734	$28.93

At March 31, 2012 there was no net intrinsic value for outstanding options. The aggregate intrinsic value for exercisable stock options at that date was approximately $9.1 million. During the year ended March 31, 2012, the total intrinsic value of options exercised was approximately $5.6 million.

Restricted Stock Units. In May 2010, the same employees receiving stock options also received an aggregate of 207,500 performance based RSUs. The vesting criteria for the RSUs were the same as the vesting criteria for the Fiscal 2011 Employee Stock Option Grant, and approximately 57,000 RSUs were forfeited at March 31, 2011. The value of the RSUs, net of expected forfeitures, is being expensed ratably over three years. There were no grants of RSUs made during fiscal 2012. Expense related to RSUs was approximately $1.5 million, $1.6 million and $0.4 million in fiscal years ended March 31, 2012, 2011 and 2010, respectively. At March 31, 2012, there were approximately 80,000 unvested RSUs, with approximately $1.7 million of unearned compensation, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.3 years.

Restricted Stock. In June 2011, the Compensation Committee also approved the granting of an aggregate of 412,164 shares of restricted stock to certain key employees at both the corporate and subsidiary level that would be earned if our ten year average return on invested capital exceeded 12% at March 31, 2012. If the performance criterion was not met, all shares would have been forfeited. The Compensation Committee has certified that the performance criterion had been met at March 31, 2012; therefore, all shares were earned. Restrictions on the shares will lapse ratably over five years, with the first fifth lapsing immediately, and the remaining restrictions lapsing on March 31, 2013 through 2016. In May 2010, the Compensation Committee approved the granting of an aggregate of 274,166 shares of performance based restricted stock to certain key employees at both the corporate and subsidiary level that would be earned if our ten year average return on equity exceeds 17.25% at March 31, 2011. As this criterion was met, all shares were earned; however, these shares will continue to have restrictions preventing the holder from selling, pledging, transferring or otherwise disposing of the shares until the holder satisfies the criteria for “retirement”. Retirement, as related to the restricted shares, is defined as the shortest time frame of the following: a) the holder reaches the age of 65 and has more than ten years’ service; b) expiration of five years from the date of grant, and the holder has more than 25 years of service; or c) fifteen years from the date of grant. The value of the restricted shares, net of estimated forfeitures, is being expensed over each individual grantee’s retirement period. Expense related to restricted shares was $2.6 million, $1.0 million and $0.2 million in fiscal years ended March 31, 2012, 2011 and 2010, respectively. At March 31, 2012, there were 660,000 shares with remaining restrictions for which $13.7 million of unearned compensation, net of estimated forfeitures, will be recognized over a weighted-average period of 4.9 years.

Shares available for future stock option, restricted stock and restricted stock unit grants were 1,903,105 at March 31, 2012. Of the available shares, up to 179,858 can be used for future restricted stock and restricted stock unit grants.

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2012 and a statement of the funded status as of March 31, 2012 and 2011:

	For the Years Ended March 31,
	2012	2011
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$20,266	$19,059
Service Cost—Benefits Earned During the Period	561	557
Interest Cost on Projected Benefit Obligation	1,104	1,060
Actuarial (Gain) Loss	3,462	194
Benefits Paid	(658)	(604)

Benefit Obligation at March 31,	$24,735	$20,266

Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$16,517	$14,642
Actual Return on Plan Assets	445	1,886
Employer Contributions	1,006	593
Benefits Paid	(658)	(604)

Fair Value of Plans at March 31,	17,310	16,517

Funded Status -
Unfunded Status at March 31,	$(7,425)	$(3,749)

Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(7,425)	$(3,749)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	8,443	4,375
Prior Service Cost	43	75

Accumulated Other Comprehensive Losses	8,486	$4,450
Tax impact	(2,970)	(1,557)

Accumulated Other Comprehensive Losses, net of tax	$5,516	$2,893

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2012	2011
	(dollars in thousands)
Projected Benefit Obligation	$24,735	$20,266
Accumulated Benefit Obligation	$24,706	$20,226
Fair Value of Plan Assets	$17,310	$16,517

Net periodic pension cost for the fiscal years ended March 31, 2012, 2011 and 2010, included the following components:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$561	$557	$538
Interest Cost of Projected Benefit Obligation	1,104	1,060	1,024
Expected Return on Plan Assets	(1,293)	(1,163)	(826)
Recognized Net Actuarial Loss	242	354	774
Amortization of Prior-Service Cost	33	80	130

Net Periodic Pension Cost	$647	$888	$1,640

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (in thousands):

Fiscal Years	Total
2013	$900
2014	$990
2015	$1,091
2016	$1,129
2017	$1,207
2018-2022	$7,535

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2012	2011	2010
Net Periodic Benefit Costs -
Discount Rate	5.61%	5.75%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2012	2011
Benefit Obligations -
Discount Rate	4.56%	5.61%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2012 and 2011 and the range of target allocation are as follows:

	Range of Target	Percentage of Plan Assets at March 31,
	Allocation	2012	2011
Asset Category -
Equity Securities	40 – 60%	60%	60%
Debt Securities	35 – 60%	30%	30%
Other	0 – 5%	10%	10%

Total		100%	100%

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

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2013.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2012 were as follows:

	March 31,
	2012	2011
	(dollars in thousands)
Equity Securities	$9,808	$9,785
Fixed Income Securities	4,914	4,711
Real Estate Funds	466	487
Commodity Linked Funds	710	807
Hedge Funds	303	—
Cash Equivalents	1,109	727

Total	$17,310	$16,517

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A).

The fair values by category of inputs as of March 31, 2012 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities (1)	$—	$9,808	$—	$9,808
Fixed Income Securities (2)	—	4,914	—	4,914
Real Estate Funds (2)	—	466	—	466
Commodity Linked Funds (2)	—	710	—	710
Hedge Funds (2)	—	303	—	303
Cash Equivalents	1,109	—	—	1,109

	$1,109	$16,201	$—	$17,310

The fair values by category of inputs as of March 31, 2011 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities (1)	$—	$9,785	$—	$9,785
Fixed Income Securities (2)	—	4,711	—	4,711
Real Estate Funds (2)	—	487	—	487
Commodity Linked Funds (2)	—	807	—	807
Cash Equivalents	727	—	—	727

	$727	$15,790	$—	$16,517

(1)	These funds are maintained by an investment manager and are primarily invested in indexes.
(2)	Primarily consists of investments in institutional funds.

We previously classified a portion of our equity securities and fixed income securities, and all of our real estate funds and commodity linked funds using Level 1 inputs. We have determined that the pricing method for these investments is based on funds which are not widely traded. Accordingly, such investments held in prior periods have been corrected to Level 2 to conform to the current year presentation. The reclassification had no impact on the fair value of the investments in any of the periods presented.

We also provide a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions at all times. Employees become fully vested in our contributions over a seven year period for contributions made prior to 2007, and over a six year period for contributions made beginning in 2007. Costs relating to the employer discretionary contributions for our contribution plan totaled $2.5 million, $2.5 million and $1.7 million in fiscal years 2012, 2011 and 2010, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, we made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2012, 2011 and 2010.

(K) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2012	2011	2010
	(dollars in thousands)
Interest Income	$(6)	$(7)	$(41)
Interest Expense	16,969	17,742	18,414
Interest Expense (Income) – IRS	(903)	(1,468)	2,741
Other Expenses	561	253	346

Interest Expense, net	$16,621	$16,520	$21,460

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the bank credit facilities and commitment fees based on the unused portion of the bank credit facilities. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense (income) – IRS relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. During fiscal 2011, we paid or applied cash deposits as payments to the IRS and filed amended state tax returns and made payments for the tax years 2001 through 2006, resulting in an adjustment of previously accrued interest expense of approximately $2.8 million. During fiscal 2012, we reversed previously accrued interest expense for certain matters for which the statute of limitations had expired.

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

(M) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2012	2011
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$119,807	$130,794
Gross Profit	4,373	16,431
Earnings Before Income Taxes	1,039	14,667
Net Earnings	807	10,527
Diluted Earnings Per Share	$0.02	$0.24
Second Quarter -
Revenues	$134,819	$132,135
Gross Profit	8,717	13,549
Earnings Before Income Taxes	7,739	10,321
Net Earnings	6,025	9,630
Diluted Earnings Per Share	$0.14	$0.22
Third Quarter -
Revenues	$123,596	$103,870
Gross Profit	12,471	7,840
Earnings Before Income Taxes	489	6,620
Net Earnings	2,897	5,496
Diluted Earnings Per Share	$0.07	$0.12
Fourth Quarter -
Revenues	$116,801	$95,381
Gross Profit (Loss)	14,916	(2,243)
Earnings Before Income Taxes	12,645	(14,846)
Net Earnings	9,003	(10,804)
Diluted Earnings Per Share	$0.20	$(0.25)

The third quarter of fiscal 2012 includes non-operating expense of $9.1 million relating to a loss in arbitration. See Footnote (H), Commitments and Contingencies for more information. Earnings before income taxes in the fourth quarter of fiscal 2012 were stronger due to increased prices and sales volumes, offset by $2.0 million of additional maintenance costs for our cement business during the fourth quarter of fiscal 2012, as compared to fiscal 2011.

The fourth quarter of fiscal 2011 includes other non-operating expense of $10.7 million. During the fourth quarter of fiscal 2011, we determined that we would not move forward with the planned expansion of Nevada Cement Company. This decision was based on the economic impact of new environmental regulations combined with the challenging market conditions in northern Nevada and Northern California. As a result of this decision, we wrote-off approximately $8.9 million during fiscal 2011. The remaining expense consists of the write-down of unused aggregate equipment at our Texas operation and other miscellaneous write-downs. Additionally, our fourth quarter cement operating costs increased approximately $5.0 million due to an expanded plant shut-down at our Illinois cement facility and exceptionally harsh winter weather in the Midwest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of earnings, cash flows and stockholders’ equity, for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and subsidiaries at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Dallas, Texas

May 25, 2012

Texas Lehigh Cement Company LP

Statements of Operations

	Year ended December 31,
	2011	2010	2009
Net sales	$165,080,829	$140,956,331	$133,749,505
Cost of goods sold	105,835,923	89,425,242	80,129,886

Gross margin	59,244,906	51,531,089	53,619,619
Selling, general, and administrative expenses	4,059,587	3,899,516	2,897,854

Operating income	55,185,319	47,631,573	50,721,765
Interest and other income	423,463	347,015	335,956
Equity in loss of joint venture	(139)	(144)	(1,873)
Texas margin tax	(558,327)	(481,518)	(492,948)

Net income	$55,050,316	$47,496,926	$50,562,900

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,661,988	$1,860,214
Receivables:
Accounts and notes receivable, net of allowance for doubtful accounts and discounts of $673,403 and $451,224	22,909,083	23,642,718
Inventories:
Cement	3,564,640	3,041,377
Raw materials and materials-in-process	5,431,711	3,667,933
Parts and supplies	10,527,681	8,760,309

	19,524,032	15,469,619
Prepaid assets	942,941	677,734

Total current assets	46,038,044	41,650,285

Property, plant, and equipment:
Land, including quarry	3,752,219	3,752,219
Cement plant	107,748,742	105,855,282
Mobile equipment and other	4,852,920	4,703,569
Furniture and fixtures	416,262	418,356
Construction-in-progress	11,165,176	235,129

	127,935,319	114,964,555
Less accumulated depreciation and depletion	(104,049,533)	(100,803,301)

	23,885,786	14,161,254
Investment in joint venture	18,791,941	19,842,080

Total assets	$88,715,771	$75,653,619

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$8,683,736	$7,481,414
Accrued liabilities	5,466,162	5,632,387
Due to affiliates	173,945	155,455

Current liabilities	14,323,843	13,269,256

Pension liability	2,714,308	995,311

Commitments and contingencies	—	—
Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	71,677	61,389
Lehigh Portland Holdings, LLC	71,677	61,389
Limited Partners’ Capital:
TLCC LP LLC	35,767,133	30,633,137
Lehigh Portland Investments, LLC	35,767,133	30,633,137

Total partners’ capital	71,677,620	61,389,052

Total liabilities and partners’ capital	$88,715,771	$75,653,619

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

	General Partners’ Capital		Limited Partners’ Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
Balance at December 31, 2008	$73,798	$73,798	$36,825,184	$36,825,184	$73,797,964
Net income for the year	50,563	50,563	25,230,887	25,230,887	50,562,900
Other comprehensive gain	420	420	209,498	209,498	419,836
Distribution of earnings	(59,000)	(59,000)	(29,441,000)	(29,441,000)	(59,000,000)

Balance at December 31, 2009	$65,781	$65,781	$32,824,569	$32,824,569	$65,780,700
Net income for the year	47,497	47,497	23,700,966	23,700,966	47,496,926
Other comprehensive gain	111	111	55,602	55,602	111,426
Distribution of earnings	(52,000)	(52,000)	(25,948,000)	(25,948,000)	(52,000,000)

Balance at December 31, 2010	$61,389	$61,389	$30,633,137	$30,633,137	$61,389,052
Net income for the year	55,050	55,050	27,470,108	27,470,108	55,050,316
Other comprehensive loss	(1,762)	(1,762)	(879,112)	(879,112)	(1,761,748)
Distribution of earnings	(43,000)	(43,000)	(21,457,000)	(21,457,000)	(43,000,000)

Balance at December 31, 2011	$71,677	$71,677	$35,767,133	$35,767,133	$71,677,620

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,050,316	$47,496,926	$50,562,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,306,114	3,479,387	3,585,216
Gain on sales of equipment	(12,250)	(8,249)	(3,925)
Equity in loss of unconsolidated joint venture	139	144	1,873
Changes in assets and liabilities:
Trade accounts receivable	404,037	(6,146,818)	4,192,371
Notes receivable	329,598	742,164	55,856
Inventories	(4,054,413)	3,541,139	(692,577)
Prepaid assets	(265,207)	215,655	7,900
Accounts payable	1,202,322	3,370,878	(2,789,499)
Accrued liabilities and due to affiliates	(190,486)	(241,647)	(1,794,794)

Net cash provided by operating activities	55,770,170	52,449,579	53,125,321

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(13,030,646)	(981,826)	(1,597,456)
Distributions from joint venture	1,050,000	750,000	2,700,000
Proceeds from sale of equipment	12,250	8,249	6,775

Net cash provided by (used in) investing activities	(11,968,396)	(223,577)	1,109,319

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(43,000,000)	(52,000,000)	(59,000,000)

Net cash used in financing activity	(43,000,000)	(52,000,000)	(59,000,000)

Net increase (decrease) in cash and cash equivalents	801,774	226,002	(4,765,360)
Cash and cash equivalents at beginning of year	1,860,214	1,634,212	6,399,572

Cash and cash equivalents at end of year	$2,661,988	$1,860,214	$1,634,212

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

We evaluated all events or transactions that occurred after December 31, 2011 up through May 25, 2012, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Concentration of Risk -

One customer accounted for 23.1%, 21.1% and 16.1% of cement sales for 2011, 2010 and 2009, respectively, and 13.5% and 14.8% of accounts receivable at December 31, 2011 and 2010, respectively.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of operations. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2011 and 2010, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Federal Income Taxes -

No federal income taxes are payable by Texas Lehigh, and none have been provided for in the accompanying financial statements. The partners include their respective share of Company income or loss in their tax returns. Texas Lehigh is subject to Texas margin tax on its gross margin earned in Texas.

Texas Lehigh’s tax return and the amount of allocable Company income or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Company income or losses, the tax liability of the partners could be changed accordingly. No such examinations are presently in process.

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Freight costs of $17,887,188, $10,976,741 and $6,500,532 were included in cost of goods sold in 2011, 2010 and 2009, respectively.

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

Texas-Lehigh Cement Company LP

Notes to Financial Statements

Comprehensive Income -

A summary of comprehensive income for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Year ended December 31,
	2011	2010	2009
Net income	$55,050,316	$47,496,926	$50,562,900
Other comprehensive income (loss):
Actuarial changes	(1,761,748)	111,426	419,836

Comprehensive income	$53,288,568	$47,608,352	$50,982,736

As of December 31, 2011, Texas Lehigh has an accumulated comprehensive loss of $3,464,192 in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported in a separate component of partners’ capital as “Other Comprehensive Gain (Loss)”.

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

(C) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were $32,900,967, $18,778,773 and $15,670,265, and cost of sales was $27,992,737, $17,617,548 and $15,166,462 for 2011, 2010 and 2009, respectively.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

(D) Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 consist of the following:

	Year ended December 31,
	2011	2010
Payroll and incentive compensation	$1,910,292	$1,949,747
Benefits and insurance	1,457,197	1,546,489
Property taxes	1,434,056	1,547,250
Other	664,617	588,901

	$5,466,162	$5,632,387

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

The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2011 and a statement of the funded status as of December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Reconciliation of Benefit Obligations:
Benefit obligation at January 1	$5,043,093	$4,504,861
Service cost	175,776	156,212
Interest cost on projected benefit obligation	274,619	256,115
Actuarial (gain) loss	1,588,004	216,110
Benefits paid	(92,307)	(90,205)

Benefit obligation at December 31	6,989,185	5,043,093

Reconciliation of Fair Value of Plan Assets:

Fair value of plan assets at January 1	4,047,782	3,239,003
Actual return on plan assets	(13,737)	433,615
Employer contributions	333,139	465,369
Benefits paid	(92,307)	(90,205)

Fair value of plan assets at December 31	$4,274,877	$4,047,782

Unfunded status at December 31	$(2,714,308)	$(995,311)

Texas-Lehigh Cement Company LP

Notes to Financial Statements

	December 31,
	2011	2010
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(2,714,308)	$(995,311)
Accumulated Other Comprehensive Loss:
Net Actuarial Loss	3,438,951	1,655,413
Prior Service Cost	25,241	47,029

Net Accumulated Other Comprehensive Income	$3,464,192	$1,702,442

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2011	2010
Projected Benefit Obligation	$6,989,185	$5,043,093
Accumulated Benefit Obligation	$6,979,673	$5,029,182
Fair Value of Plan Assets	$4,274,877	$4,047,782

Net periodic pension cost for the fiscal years ended December 31, 2011, 2010 and 2009 included the following components:

	Year ended December 31,
	2011	2010	2009
Service cost – benefits earned during the period	$175,776	$156,212	$153,512
Interest cost of projected benefit obligation	274,619	256,115	238,472
Expected return on plan assets	(333,700)	(270,399)	(208,424)
Recognized net actuarial loss	151,903	142,533	198,949
Amortization of prior-service cost	21,788	21,788	21,788

Net periodic pension cost	$290,386	$306,249	$404,297

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2011	$108,226
2012	120,340
2013	155,545
2014	170,011
2015	193,428
2016 – 2020	$1,296,416

Texas-Lehigh Cement Company LP

Notes to Financial Statements

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2011	2010	2009
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.00%	5.25%	5.75%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.25%	5.75%	5.75%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%
Compensation increase rate	4.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at year-end 2011 and 2010 and the range of target follows:

	Range of Target	Percentage of Plan Assets at Year-End
	Allocation	2011	2010
Asset category:
Equity securities	40-60%	61%	60%
Debt securities	35-60%	36%	37%
Other	0-5%	3%	3%

Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh anticipates making contributions of approximately $600,000 to the pension plan during 2012.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

The fair values of our defined benefit plans’ consolidated assets by category as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Equity Securities	$2,595,285	$2,434,504
Fixed Income Securities	1,553,296	1,496,443
Cash Equivalents	126,296	116,835

Total	$4,274,877	$4,047,782

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note A. The fair values by category of inputs were as follows:

December 31, 2011
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$2,595,285	$—	$2,595,285
Fixed Income Securities (a)	—	1,553,296	—	1,553,296
Cash Equivalents (a)	—	126,296	—	126,296

	$—	$4,274,877	$—	$4,274,877

December 31, 2010
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$2,434,504	$—	$2,434,504
Fixed Income Securities (a)	—	1,496,443	—	1,496,443
Cash Equivalents (a)	—	116,835	—	116,835

	$—	$4,047,782	$—	$4,047,782

(a)	These funds are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $410,379, $425,382 and $436,342 in 2011, 2010 and 2009, respectively.

Texas-Lehigh Cement Company LP

Notes to Financial Statements

(F) Related-Party Transactions

Texas Lehigh had sales to affiliates of $25,501,837, $25,408,283 and $26,950,759 in 2011, 2010 and 2009, respectively, of which $4,210,406 and $4,126,964 is included in trade accounts receivable at December 31, 2011 and 2010. Texas Lehigh purchased $1,454,821, $584,406 and $1,474,238 of cement from Lehigh in 2011, 2010 and 2009, respectively, and also purchased $12,870,598, $4,507,932 and $5,984,422 of cement from HCC in 2011, 2010 and 2009, respectively. Texas Lehigh accrued $621,306 and $1,271,801 for purchased cement received from these affiliates but not paid for at December 31, 2011 and 2010, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $2,368,701, $2,079,490 and $2,051,460 during 2011, 2010 and 2009. At December 31, 2011 and 2010, Texas Lehigh had accrued liabilities of $173,945 and $151,081, respectively, for the reimbursement of expenses paid by EXP.

(G) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, requires accrual at December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying balance sheets of Texas Lehigh Cement Company LP (a Texas Limited partnership) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 25, 2012

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2012. The effectiveness of our internal control over financial reporting as of March 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Steps to Address Material Weakness

As previously disclosed in our Form 10-Q for the quarter ended December 31, 2011, management reevaluated the effectiveness of our internal control over financial reporting and identified a significant deficiency that rose to the level of a material weakness in our disclosure controls and procedures as of the end of the period covered by the unaudited interim financial statements for each of the fiscal quarters ended June 30, 2011, September 30, 2011 and December 31, 2011; therefore, management subsequently concluded that our disclosure controls and procedures were not effective at the end of the periods covered by these quarterly financial statements. The control weakness related to our use of metrics for determining materiality for interim periods in connection with correcting errors which relate to prior periods. Our controls were effective in the first quarter of 2012 in identifying, quantifying and disclosing an accrual required to be reversed to correct a prior year error; however, in determining the manner in which such accrual was reversed, we did not correctly evaluate or apply all of the relevant materiality metrics. The metrics we used for determining materiality were developed to assess materiality on an annual basis, and lacked precision for a quarterly review. No other material weaknesses were found.

As a result of the identification of a material weakness during the three month periods ended June 30, 2011, September 30, 2011 and December 31, 2011, we have enhanced our disclosure controls and procedures by revising the materiality metrics used in considering the proper method for correcting prior period errors in quarterly financial statements. We have formalized the process for evaluating the impact of prior period errors in the financial statements which now requires a quarterly quantitative and qualitative analysis of any identified errors for both the period during which the error was made and for the period the error is being corrected. This analysis is completed by our Controller and reviewed by our Chief Financial Officer each quarter and presented to and discussed with the Company’s Disclosure Committee and the Audit Committee. We require this analysis to consider the impact of the error correction on the trend of earnings, gross profit and earnings before income taxes. The analysis also considers a range of qualitative factors, such as the impact on the trend of earnings for individual segments, the impact on the results compared to analyst’s consensus, and the impact, if any, on loan covenant compliance.

We believe these enhanced controls are sufficient to ensure a consistent measure of materiality between annual and quarterly periods in the future.

The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting.

We also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control.

Based on this evaluation, we have concluded that there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes described above relating to our use of metrics for determining materiality for interim periods in connection with correcting errors which relate to prior periods. The changes described above relate only to our internal control over internal reporting for interim periods, and did not affect the processes or procedures we utilize in the preparation of financial statements for annual periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Eagle Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2012 and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Dallas, Texas

May 25, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 7, 2012 Annual Meeting of Stockholders (the “2012 EXP Proxy Statement”):

Items	Caption in the 2012 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

Code of Ethics. The policies comprising the Company’s code of ethics (“Eagle Ethics—A Guide to Decision—Making on Business Conduct Issues”) will represent both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, and the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at www.eaglematerials.com.

Although the Company does not envision that any waivers of the code of ethics will be granted, should a waiver occur for the principal executive officer, principal financial officer, the principal accounting officer or controller, it will be promptly disclosed on our internet site. Also, any amendments of the code will be promptly posted on our internet site.

ITEM 11.	EXECUTIVE COMPENSATION

See Item 10 above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10 above.

EQUITY COMPENSATION PLANS

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2012. Our equity compensation plans have been approved by the Company’s shareholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(c)
Equity compensation plans approved by stockholders	2004	3,241,322	$36.11	1,903,105
Equity compensation plans not approved by shareholders		—	—	—

		3,241,322	$36.11	1,903,105

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

(3)	Exhibits

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 93-96 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 25, 2012	/s/ STEVEN R. ROWLEY
Steven R. Rowley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 25, 2012	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

May 25, 2012	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 25, 2012	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 25, 2012	/s/ F. WILLIAM BARNETT
F. William Barnett, Director

May 25, 2012	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr., Director

May 25, 2012	/s/ ROBERT L. CLARKE
Robert L. Clarke, Director

May 25, 2012	/s/ LAURENCE E. HIRSCH
Laurence E. Hirsch, Director

May 25, 2012	/s/ MICHAEL R. NICOLAIS
Michael R. Nicolais, Director

May 25, 2012	/s/ DAVID W. QUINN
David W. Quinn, Director

May 25, 2012	/s/ RICHARD R. STEWART
Richard R. Stewart, Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

Exhibit Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

3.4	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008 and incorporated herein by reference.

3.5	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2012 and incorporated herein by reference.

4.1	Second Amended and Restated Credit Agreement dated as of December 16, 2010 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Branch Banking and Trust Company as Co-Syndication Agents, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2010 and incorporated herein by reference.

4.2	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.3	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.4	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.2	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the "2001 Form 10-K”) and incorporated herein by reference.

10.2 (a)	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Incentive Plan, as amended and restated, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Commission on November 5, 2010 and incorporated herein by reference. (1)

10.3(a)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3(b)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(c)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(d)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3(e)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3(f)	Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 and incorporated herein by reference.(1)

10.3(g)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 7, 2009 and incorporated herein by reference.(1)

10.3(h)	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference).(1)

10.3(i)	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference).(1)

10.3(j)	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference).(1)

10.3(k)	Form of Director Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010 and incorporated herein by reference).(1)

10.3 (l)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (m)	Form of Restricted Stock Agreement filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (n)	Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3(o)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference).(1)

10.3(p)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference).(1)

10.3(q)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2012 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 23, 2011, and incorporated herein by reference). (1)

10.3(r)	Eagle Materials Inc. Special Situation Program for Fiscal Year 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 23, 2011 and incorporated herein by reference.(1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference.(1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the "2004 Form 10-K") and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005 and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

10.9	Eagle Materials Inc. Director Compensation Summary (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference). (1)

10.10	Uncommitted Master Shelf Agreement dated as of August 31, 2011 between the Company and John Hancock Life Insurance Company (U.S.A.) filed as Exhibit 100.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2011 and incorporated herein by reference.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101	The following information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the fiscal years ended March 31, 2012, 2011 and 2010, (ii) the consolidated balance sheets at December 31, 2011 and 2010, (iii) the consolidated statements of cash flows for the fiscal years ended March 31, 2012, 2011 and 2010, (iv) the consolidated statements of stockholders’ equity for the fiscal years ended March 31, 2012, 2011 and 2010, and (v) the notes to the consolidated financial statements. (2)

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.
(2)

Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.