Form 10-Q
period 2012-06-30
EAGLE MATERIALS INC
filed 2012-08-08
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 3, 2012, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	45,381,794

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2012	2011
Revenues	$154,042	$119,807

Cost of Goods Sold	131,145	115,434

Gross Profit	22,897	4,373

Equity in Earnings of Unconsolidated Joint Venture	6,468	5,448
Corporate General and Administrative Expense	(5,416)	(4,118)
Other Income (Expense)	(270)	(79)
Interest Expense, Net	(3,765)	(4,585)

Earnings before Income Taxes	19,914	1,039

Income Taxes	(5,936)	(232)

Net Earnings	$13,978	$807

EARNINGS PER SHARE
Basic	$0.31	$0.02

Diluted	$0.31	$0.02

AVERAGE SHARES OUTSTANDING
Basic	44,670,359	44,180,039

Diluted	45,078,734	44,709,262

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2012	2011
Net Earnings	$13,978	$807

Change in Funded Status of Pension Plan, net of tax	116	—

Comprehensive Earnings	$14,094	$807

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,707	$6,481
Accounts and Notes Receivable	73,304	56,197
Inventories	114,441	123,606
Income Tax Receivable	—	1,133
Prepaid and Other Assets	3,366	4,424

Total Current Assets	194,818	191,841

Property, Plant and Equipment -	1,145,195	1,140,744
Less: Accumulated Depreciation	(572,351)	(560,236)

Property, Plant and Equipment, net	572,844	580,508
Notes Receivable	3,360	3,436
Investment in Joint Venture	39,407	38,939
Goodwill and Intangible Assets	150,743	150,902
Other Assets	19,224	19,519

	$980,396	$985,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$34,517	$38,747
Accrued Liabilities	30,275	33,619
Income Taxes Payable	8,192	—
Current Portion of Long-term Debt	4,677	4,677

Total Current Liabilities	77,661	77,043
Long-term Debt	249,259	262,259
Other Long-term Liabilities	39,774	39,467
Deferred Income Taxes	129,760	133,865

Total Liabilities	496,454	512,634

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 45,362,170 and 45,269,493 Shares, respectively	454	453
Capital in Excess of Par Value	39,564	37,692
Accumulated Other Comprehensive Losses	(5,400)	(5,516)
Retained Earnings	449,324	439,882

Total Stockholders’ Equity	483,942	472,511

	$980,396	$985,145

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$13,978	$807
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	12,661	12,320
Deferred Income Tax Provision	(4,174)	(939)
Stock Compensation Expense	1,563	835
Excess Tax Benefits from Share Based Payment Arrangements	(21)	(30)
Equity in Earnings of Unconsolidated Joint Venture	(6,468)	(5,448)
Distributions from Joint Venture	6,000	5,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(17,031)	(10,150)
Inventories	9,165	1,113
Accounts Payable and Accrued Liabilities	(6,911)	(5,315)
Other Assets	1,014	1,866
Income Taxes Payable	9,316	1,082

Net Cash Provided by Operating Activities	19,092	1,141

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(4,685)	(3,812)

Net Cash Used in Investing Activities	(4,685)	(3,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(13,000)	9,000
Dividends Paid to Stockholders	(4,521)	(4,526)
Proceeds from Stock Option Exercises	1,177	128
Shares Redeemed to Settle Employee Taxes on Restricted Shares	(858)	(357)
Excess Tax Benefits from Share Based Payment Arrangements	21	30

Net Cash Provided by (Used in) Financing Activities	(17,181)	4,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,774)	1,604
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,481	1,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,707	$3,478

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2012 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2012.

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

(B) CASH FLOW INFORMATION – SUPPLEMENTAL

Cash payments made for interest were $6.4 and $8.6 million for the three months periods ended June 30, 2012 and 2011, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2012 and 2011, were $0.2 and $1.4 million, respectively.

(C) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.0 million at both June 30, 2012 and March 31, 2012, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.3 million at June 30, 2012, of which approximately $0.9 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2012 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At June 30, 2012, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

(D) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2012 (dollars in thousands)
Common Stock –
Balance at Beginning of Period	$453
Stock Option Exercises	1

Balance at End of Period	454

Capital in Excess of Par Value –
Balance at Beginning of Period	37,692
Stock Compensation Expense	1,563
Shares Redeemed to Settle Employee Taxes	(858)
Stock Option Exercises	1,167

Balance at End of Period	39,564

Retained Earnings –
Balance at Beginning of Period	439,882
Dividends Declared to Stockholders	(4,536)
Net Earnings	13,978

Balance at End of Period	449,324

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period, net of tax	(5,516)
Pension Plan Actuarial losses	116

Balance at End of Period, net of tax	(5,400)

Total Stockholders’ Equity	$483,942

There were no open market share repurchases during the three month period ended June 30, 2012. As of June 30, 2012, we have authorization to purchase an additional 717,300 shares.

(E) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2012	March 31, 2012
	(dollars in thousands)
Raw Materials and Material-in-Progress	$40,509	$46,336
Finished Cement	7,096	10,391
Gypsum Wallboard	5,895	6,215
Aggregates	14,109	14,155
Paperboard	2,371	2,443
Repair Parts and Supplies	39,882	40,352
Fuel and Coal	4,579	3,714

	$114,441	$123,606

(F) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2012	March 31, 2012
	(dollars in thousands)
Payroll and Incentive Compensation	$5,160	$7,320
Benefits	9,089	8,583
Interest	2,049	4,904
Insurance	4,724	5,068
Property Taxes	4,380	3,865
Other	4,873	3,879

	$30,275	$33,619

(G) SHARE-BASED EMPLOYEE COMPENSATION

On January 8, 2004, our stockholders approved an incentive plan (the “Plan”) that combined and amended the two previously existing stock option plans. In August 2009, our shareholders approved an amendment to the Plan which, among other things, increased the number of shares available for award under the Plan by 3.0 million shares. Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (“RSUs”), restricted stock and stock appreciation rights (collectively, the “Equity Awards”) to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of Equity Awards under the Plan.

Long-Term Compensation Plans -

Options. In June 2012, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 448,833 stock options pursuant to the Plan to certain individuals that vest ratably over a three year period (the “Fiscal 2013 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In June 2012, we granted 42,336 options to members of the Board of Directors (the “Fiscal 2013 Board of Directors Grant”). Options granted under the Fiscal 2013 Board of Directors Grant vest six months after issuance, in December 2012, and can be exercised from that date until their expiration at the end of ten years. The Fiscal 2013 Employee Stock Option Grant and Fiscal 2013 Board of Directors Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2013 are as follows:

Fiscal 2012
Dividend Yield	2.0%
Expected Volatility	44.0%
Risk Free Interest Rate	1.3%
Expected Life	7.9 years

Stock option expense for all outstanding stock option awards totaled approximately $0.5 million and $0.3 million for the three month periods ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was approximately $9.7 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the quarter ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,241,322	$36.11
Granted	531,179	$33.66
Exercised	(42,131)	$27.93
Cancelled	(42,278)	$42.21

Outstanding Options at End of Period	3,688,092	$35.78

Options Exercisable at End of Period	1,604,458

Weighted-Average Fair Value of Options Granted during the Period	$12.90

The following table summarizes information about stock options outstanding at June 30, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 11.56—$ 11.76	88,536	0.87	$11.74	88,536	$11.74
$ 23.17—$ 30.74	1,482,846	5.52	$26.68	1,204,091	$26.37
$ 33.08—$ 40.78	801,849	7.00	$35.13	253,970	$37.97
$ 47.53—$ 62.83	1,314,861	2.03	$48.05	57,861	$59.44

	3,688,092	4.48	$35.78	1,604,458	$28.59

At June 30, 2012, the aggregate intrinsic value for outstanding options was $5.8 million and the aggregate intrinsic value of exercisable options was $14.0 million. The total intrinsic value of options exercised during the three month period ended June 30, 2012 was approximately $0.3 million.

Restricted Stock Units. Expense related to RSUs was approximately $0.4 million and $0.3 million for the three month periods ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was approximately $1.3 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.1 years.

Restricted Stock. In June 2012, the Compensation Committee also approved the granting of an aggregate of 57,443 shares of restricted stock to certain key employees at both the corporate and subsidiary level (the “Fiscal 2013 Employee Restricted Share Award”) that will be earned if our ten year average return on equity exceeds 15% at March 31, 2013. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, restrictions on the shares will lapse ratably over five years, with the first fifth lapsing immediately, and the remaining restrictions lapsing on March 31, 2014 through 2017. The value of the Fiscal 2013 Restricted Share Award, net of estimated forfeitures, is being expensed over a five year period. In June 2012, we granted 16,251 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2013 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2013 Restricted Stock Award vest upon the retirement of each director, which occurs at the date of the annual shareholders meeting after the director reaches seventy-two years of age.

Expense related to restricted shares was $0.6 million and $0.3 million for the three month period ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was approximately $15.3 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 4.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 1,340,269 at June 30, 2012.

(H) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2012	2011
Weighted-Average Shares of Common Stock Outstanding	44,670,359	44,180,039
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,146,584	1,265,517
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(954,464)	(1,088,803)
Restricted Shares	216,255	352,509

Weighted-Average Common and Common Equivalent Shares Outstanding	45,078,734	44,709,262

At June 30, 2012 and 2011, 2,318,124 and 2,205,352 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

(I) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2012	2011
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$132	$139
Interest Cost of Benefit Obligations	268	265
Expected Return on Plan Assets	(342)	(291)
Recognized Net Actuarial Loss	177	86
Amortization of Prior-Service Cost	14	20

Net Periodic Pension Cost	$249	$219

(J) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2012 was approximately 30%, which has increased from the prior year due to the reduction in the impact our depletion deduction caused by increased earnings in fiscal year 2013.

(K) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2012	March 31, 2012
	(dollars in thousands)
Credit Facility	$57,000	$70,000
Senior Notes	196,936	196,936

Total Debt	253,936	266,936
Less: Current Portion of Long-term Debt	(4,677)	(4,677)

Long-term Debt	$249,259	$262,259

Credit Facility -

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

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2012, we had $9.0 million of letters of credit outstanding.

We had $57.0 million of borrowings outstanding under the Credit Facility at June 30, 2012, and had $234.0 million of unused borrowings under the Credit Facility at June 30, 2012; however, due to certain covenants contained in the Credit Facility, namely the requirement for our consolidated funded indebtedness ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments, only approximately $150.0 million in additional borrowings were available to us at June 30, 2012 without exceeding this ratio.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes. As of June 30, 2012, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$4.7 million	November 15, 2012	5.25%
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes. As of June 30, 2012, the amounts outstanding for each of the four tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2012.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Note Purchase Agreements) on the Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Note Purchase Agreements. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-

Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Senior Notes being prepaid.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of June 30, 2012.

(L) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2012	2011
	(dollars in thousands)
Interest (Income)	$(1)	$(1)
Interest Expense	3,551	4,475
Interest Expense – Income Taxes	97	—
Other Expenses	118	111

Interest Expense, net	$3,765	$4,585

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the bank credit facilities and commitment fees based on the unused portion of the bank credit facilities. Other expenses include amortization of debt issuance costs, and credit facility costs.

Interest expense – Income Taxes relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. There was no expense recorded in the first quarter of fiscal 2012 as we were in the process of preparing amended state returns, of which several states offered amnesty for certain penalties and interest. Due to the expected amnesty relief, we did not incur any interest during the first quarter of fiscal 2012.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2012	2011
	(dollars in thousands)
Revenues -
Cement	$76,024	$60,144
Gypsum Wallboard	70,220	51,342
Paperboard	30,329	28,676
Concrete and Aggregates	12,877	11,900

Sub-total	189,450	152,062
Less: Intersegment Revenues	(11,701)	(10,861)

Net Revenues, including Joint Venture	177,749	141,201
Less: Joint Venture	(23,707)	(21,394)

Net Revenues	$154,042	$119,807

	For the Three Months
	Ended June 30,
	2012	2011
	(dollars in thousands)
Intersegment Revenues -
Cement	$567	$1,039
Paperboard	10,922	9,682
Concrete and Aggregates	212	140

	$11,701	$10,861

Cement Sales Volume (M Tons) -
Wholly-owned Operations	621	449
Joint Venture	227	225

	848	674

	For the Three Months
	Ended June 30,
	2012	2011
	(dollars in thousands)
Operating Earnings -
Cement	$9,866	$8,788
Gypsum Wallboard	14,022	(1,762)
Paperboard	5,276	3,030
Concrete and Aggregates	201	(235)
Other, net	(270)	(79)

Sub-total	29,095	9,742
Corporate General and Administrative	(5,416)	(4,118)

Earnings Before Interest and Income Taxes	23,679	5,624
Interest Expense, net	(3,765)	(4,585)

Earnings Before Income Taxes	$19,914	$1,039

Cement Operating Earnings -
Wholly-owned Operations	$3,398	$3,340
Joint Venture	6,468	5,448

	$9,866	$8,788

Capital Expenditures -
Cement	$3,996	$2,120
Gypsum Wallboard	196	1,313
Paperboard	221	118
Aggregates	235	73
Concrete	37	139
Corporate Other	—	49

	$4,685	$3,812

Depreciation, Depletion and Amortization
Cement	$3,809	$3,730
Gypsum Wallboard	5,277	5,217
Paperboard	2,210	2,125
Aggregates	887	816
Concrete	268	245
Other, net	210	187

	$12,661	$12,320

	As of
	June 30, 2012	March 31, 2012
	(dollars in thousands)
Identifiable Assets-
Cement	$319,051	$313,559
Gypsum Wallboard	431,281	434,967
Paperboard	136,398	137,483
Aggregates	62,063	49,009
Concrete	12,740	12,031
Corporate and Other	18,863	38,096

	$980,396	$985,145

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

	As of
	June 30,	March 31,
	2012	2012
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment from historic high in fiscal 2007, we began performing quarterly impairment tests of our goodwill during fiscal 2009. Based on our cash flows from our gypsum wallboard business for the first three months of fiscal 2013, and projections for the remainder of the year, we believe the conditions in the wallboard industry have improved sufficiently for us to determine that an impairment loss is not likely to occur; therefore no impairment test was performed during the quarter ended June 30, 2012. Unless the current outlook changes, we do not anticipate performing quarterly impairment tests for the quarters ended September 30, 2012 or December 31, 2012.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at June 30, 2012 was $3.3 million and $3.7 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not just our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2012	2011
	(dollars in thousands)
Revenues	$41,196	$38,170
Gross Margin	$13,908	$11,888
Earnings Before Income Taxes	$12,936	$10,897

	As of
	June 30, 2012	March 31, 2012
	(dollars in thousands)
Current Assets	$46,371	$46,104
Non-Current Assets	$44,133	$44,105
Current Liabilities	$14,952	$15,719

(N) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2012, we had contingent liabilities under these outstanding letters of credit of approximately $9.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and for the Three Months Ended June 30,
	2012	2011
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,068	$6,639
Insurance Expense Accrued	659	966
Payments	(1,003)	(1,341)

Accrual Balance at End of Period	$4,724	$6,264

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

We are currently contingently liable for performance under $9.5 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

The Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 tax years, in which it proposed to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000 (the “Republic Assets”). The examination of our federal income tax returns for fiscal years ended March 31, 2007 through March 31, 2011 is currently in progress.

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

In the event we reach a settlement through negotiation or in the courts, we will reverse any accrued taxes, interest and penalties in excess of the negotiated settlement through the Consolidated Statement of Earnings. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any.

At March 31, 2012, we were involved in a pending lawsuit in California state court which was filed by the same mining company which filed the arbitration proceeding described in the March 31, 2012 Form 10-K. This lawsuit was based on the same facts and circumstances which were subject to the adverse arbitration ruling in January 2012. The pending lawsuit was dismissed with prejudice during the quarter ended June 30, 2012, with no additional loss to the Company.

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at June 30, 2012 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$4,730
Series 2005A Tranche B	58,756
Series 2005A Tranche C	58,410
Series 2007A Tranche A	9,935
Series 2007A Tranche B	8,533
Series 2007A Tranche C	25,500
Series 2007A Tranche D	38,818

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2012.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three month periods ended June 30, 2012 and 2011, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

We continue to pursue opportunities in businesses which are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies and existing infrastructure and customer relationships. The entry into any such new businesses requires capital expenditures and the investment of management time and other resources, and is subject to the risks associated with any new business development. During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a business for mining and processing of sand that could be used by oil services businesses and other industrial users. Our pursuit of this opportunity is progressing with a focus on permitting, plant design, logistics and market development. During fiscal 2013, as we continue to develop this business, we anticipate additional capital expenditures in the range of $25 million to $50 million. We will also continue to focus on growth through acquisitions or expansion of existing facilities that we believe provide an opportunity to realize an appropriate return on investment and increased profitability for our shareholders.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2012	2011	Change
	(In thousands except per share)
Revenues	$154,042	$119,807	29%
Cost of Goods Sold	(131,145)	(115,434)	14%

Gross Profit	22,897	4,373	424%
Equity in Earnings of Unconsolidated Joint Venture	6,468	5,448	19%
Corporate General and Administrative	(5,416)	(4,118)	32%
Other Income (Expense)	(270)	(79)	241%
Interest Expense, net	(3,765)	(4,585)	(18%)

Earnings Before Income Taxes	19,914	1,039	1817%
Income Taxes	(5,936)	(232)	2458%

Net Earnings	$13,978	$807	1632%

Diluted Earnings per Share	$0.31	$0.02	1450%

Revenues. Revenues were $154.0 million and $119.8 million during the quarter ended June 30, 2012 and 2011, respectively. The $34.2 million increase in revenues during the three month period ended June 30, 2012, as compared to June 30, 2011, was primarily due to increased wallboard average net sales prices and increased sales volumes for all of our businesses. The impact of the increased net sales prices and sales volumes on revenues for the quarter ended June 30, 2012, as compared to June 30, 2011, was approximately $13.9 million and $20.3 million, respectively.

Cost of Goods Sold. Cost of goods sold was $131.1 million and $115.4 million during the quarter ended June 30, 2012 and 2011, respectively. The $15.7 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $10.4 million, and an increase in operating costs of approximately $5.3 million. The increase in cost related to increased volumes was primarily related to our cement and gypsum wallboard businesses, which comprised approximately $2.9 million and $7.9 million, respectively. The increased operating costs in the first quarter of fiscal 2013, as compared to fiscal 2012, were approximately $11.0 million, primarily in our wholly-owned cement businesses, related mostly to major maintenance and the associated reduced production at nearly all of our cement facilities of approximately $8.0 million. These cost increases were partially offset by reduced costs of approximately $4.0 million and $1.8 million in our gypsum wallboard and paperboard businesses, respectively.

Gross Profit. Gross profit was $22.9 million in the first quarter of fiscal 2013, as compared to $4.4 million in the first quarter of fiscal 2012. The $18.5 million increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $1.1 million, or 19%, for the three months ended June 30, 2012, as compared to the similar period in 2011. The increase is primarily due to a 10% increase in average net sales price. The impact of the increases in average net sales price on equity in earnings of unconsolidated joint venture during the three month period ended June 30, 2012 was approximately $2.3 million, partially offset by increased cost of sales of approximately $1.2 million. The increase in cost of sales was primarily due to increased operating costs of approximately $0.6 million in purchased cement and $0.7 million in maintenance.

Corporate General and Administrative. Corporate general and administrative expenses were $5.4 million in the first quarter of fiscal 2013, as compared to $4.1 million in first quarter of fiscal 2012. The 32% increase in corporate general and administrative expenses is due primarily to an increase of approximately $0.7 million of stock compensation expenses related to the issuance of restricted stock in June 2011 and an increase in legal and professional fees of approximately $0.5 million, related to our lawsuit with the IRS.

Other Income (Expense). Other expense was $0.3 million and $0.1 million in the first quarter of fiscal 2013 and 2012, respectively, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense net, decreased 18% to $3.8 million during the three month period ended June 30, 2012, from $4.6 million for the three month period ended June 30, 2011. Interest expense from our Senior Notes and Credit Facility decreased approximately $0.8 million during the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, while interest expense related to our unrecognized tax benefit and amortization of debt issuance costs increased approximately $0.1 million. The decrease in interest expense from our Senior Notes and Credit Facility related to lower outstanding balances during fiscal 2013, due to the repurchase of $81.1 million in Senior Notes during December 2011. We anticipate a decline in total interest expense for fiscal 2013 as compared to fiscal 2012, as the current interest rate for our Credit Facility is less than the interest rate of our Senior Notes, and we anticipate continuing to reduce the amounts drawn under the Credit Facility throughout fiscal 2013. The increase in interest expense related to our unrecognized tax benefit of approximately $0.1 million in the three month period ended June 30, 2012, as compared to June 30, 2011, is due primarily to our ability to participate in several state amnesty programs, which resulted in our not having any interest expense during the three month period ended June 30, 2011.

Earnings Before Income Taxes. Earnings before income taxes increased to $19.9 million, during the first quarter of fiscal 2013, as compared to $1.0 million in the first quarter of fiscal 2012, primarily due to an $18.5 million increase in gross profit and a $1.2 million increase in equity in earnings of unconsolidated joint venture, partially offset by a $1.1 million increase in corporate general and administrative expenses.

Income Taxes. Income tax expense was $5.9 million and $0.2 million in the three month period ended June 30, 2012 and the similar period in 2011, respectively. The effective tax rate for fiscal 2013 increased to 30% from 22% in fiscal 2012. The increase in the effective tax rate is primarily attributable to an increase in earnings, taxable at statutory rates, partially offset by depletion and other allowable deductions in the first quarter of fiscal 2013, as compared to the similar quarter in the prior year.

Net Earnings and Diluted Earnings per Share. Net earnings were $14.0 million and $0.8 million for the three month periods ended June 30, 2012 and June 30, 2011, respectively. Diluted earnings per share were $0.31 and $0.02 for the three months ended June 30, 2012 and 2011, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended June 30,		Percentage
	2012	2011	Change
	(In thousands except per unit)
Revenues (1)
Cement (2)	$76,024	$60,144	26%
Gypsum Wallboard	70,220	51,342	37%
Recycled Paperboard	30,329	28,676	6%
Concrete and Aggregates	12,877	11,900	8%

Gross Revenues	189,450	152,062	25%
Less: Intersegment Revenues	(11,701)	(10,861)	8%
Less: Joint Venture Revenues	(23,707)	(21,394)	11%

	$154,042	$119,807	29%

Sales Volume
Cement (M Tons) (2)	848	674	26%
Gypsum Wallboard (MMSF)	457	412	11%
Recycled Paperboard (M Tons)	60	57	5%
Concrete (M Yards)	137	136	1%
Aggregates (M Tons)	652	612	7%

Average Net Sales Prices (3)
Cement (2)	$81.06	$81.25	—
Gypsum Wallboard	118.70	90.03	32%
Recycled Paperboard	502.89	505.61	(1%)
Concrete	65.29	61.04	7%
Aggregates	5.98	5.88	2%

Operating Earnings
Cement (2)	$9,866	$8,788	12%
Gypsum Wallboard	14,022	(1,762)	895%
Recycled Paperboard	5,276	3,030	74%
Concrete and Aggregates	201	(235)	186%
Other, net	(270)	(79)	241%

Net Operating Earnings	$29,095	$9,742	198%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $76.0 million in the first quarter of fiscal 2013, which is a 26% increase over revenues of $60.1 million in the first quarter of fiscal 2012. The increase in revenues during the first quarter of fiscal 2013, as compared to the similar quarter in fiscal 2012, is primarily due to a 26% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $14.6 million in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. This increase was due to increased construction activity in our Mountain region and increased participation in large construction projects in Illinois. The increase in sales volumes for our Illinois and Mountain markets during the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, was also positively impacted by more favorable weather in the current year, as the weather in the first quarter of fiscal 2012 was unseasonably rainy, which adversely impacted demand.

Operating earnings for the cement business increased to $9.9 million from $8.8 million for the first quarter of fiscal 2013 and 2012, respectively. The increase in operating earnings is due primarily to an increase in sales volumes, which positively impacted operating earnings by approximately $9.4 million. The increase in sales volumes was nearly completely offset by increased operating costs during the three month period ended June 30, 2012, as compared to the similar period in 2011, primarily due to approximately $8.0 million of increased major maintenance costs and the associated reduced production at nearly all of our production facilities.

Gypsum Wallboard Operations. Sales revenues increased 37% to $70.2 million in the first quarter of fiscal 2013, from $51.3 million in the first quarter of fiscal 2012, primarily due to a 32% increase in the average net sales price and an 11% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $13.4 million and $5.5 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2012. The increased sales volumes are primarily due to increased seasonal construction activity, as demand is generally greater in the spring and summer.

Operating earnings increased to $14.0 million in the first quarter of fiscal 2013, from a loss of $1.8 million in the first quarter of fiscal 2012, primarily due to the increase in average net sales prices, which positively impacted operating earnings by approximately $13.4 million, and lower operating expenses, which positively impacted operating earnings by $2.8 million, and were primarily related to the $2.2 million reduction in energy costs. Despite low overall utilization of all but one of our operating facilities, fixed costs are not a significant part of the overall cost of wallboard; therefore, the low utilization of our facilities had a relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues increased 6% to $30.3 million in the first quarter of fiscal 2013, from $28.7 million in first quarter of fiscal 2012. The increase in net revenue during the first quarter of fiscal 2013 as compared to fiscal 2012 is due to the increase in sales volumes, partially offset by the decline in average net sales price. The increase in sales volume during the three month period ended June 30, 2012, as compared to the similar period in 2011, positively impacted revenues by approximately $1.7 million.

Operating earnings increased to $5.3 million in the first quarter of fiscal 2013, as compared to $3.0 million in the first quarter of fiscal 2012, while gross margin increased to 17% in the first quarter of fiscal 2013, as compared to 11% in the first quarter of fiscal 2012. The increase in operating earnings and improvement in gross margin was due primarily to the decrease in operating costs, which positively impacted operating earnings by approximately $2.2 million. The decrease in operating costs during the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, was primarily related to decreases in OCC and energy of approximately $0.9 million and $0.6 million, respectively.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 8% to $12.9 million in the first quarter of fiscal 2013, as compared to $11.9 million in the first quarter of fiscal 2012. Concrete and aggregate price increases in fiscal 2013, as compared to fiscal 2012, positively impacted revenues by approximately $0.6 million and $0.1 million, respectively, while the impact of increased sales volumes in concrete and aggregates positively impacted revenues by $0.1 million and $0.2 million, respectively.

Operating earnings increased to a profit of $0.2 million for the three month period ended June 30, 2012, as compared to a loss of $0.2 million for the three month period ended June 30, 2011. Operating profit was positively impacted by increased average sales prices during the first quarter of fiscal 2013, as compared to fiscal 2012, which contributed $0.6 million to operating earnings, partially offset by increased operating costs. Increased operating costs during the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, were primarily related to increases in purchased materials of approximately $0.2 million.

GENERAL OUTLOOK

Construction activity for calendar 2012 is expected to be stronger than calendar 2011. Although commercial and residential construction activity remains at cyclic low levels and infrastructure spending has been impacted by state budget constraints, there are signs that the economy is beginning to improve. Although we do not expect a significant increase in spending for infrastructure in calendar 2012, we do expect spending in 2012 will exceed that of 2011.

While cement demand continues to be impacted by reduced residential housing construction, continued weakness in the commercial construction market and state government budget deficits, the severity of the impact is uneven among the different regions. We have seen more signs of recovery in our Texas and Mountain markets, primarily due to the strength of the energy business, than we have in our Nevada and Illinois markets. Cement consumption increased in calendar 2011 over calendar 2010, and may increase again in calendar 2012; however, these increases are expected to be regional rather than throughout the country as a whole.

We anticipate concrete and aggregate sales prices and sales volumes will remain near historically low levels in our northern California market, as demand for residential and infrastructure projects is expected to remain soft. We are starting to see a recovery of volume and price in our Austin, Texas market.

Demand for wallboard continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating near a utilization rate of approximately 50%. We implemented a price increase in January 2012. This price increase was intended to offset input cost increases that have occurred over the last several years.

Our recycled paperboard segment continues to identify sales opportunities in each of its markets to enable our paper operation to maximize its operating earnings. Fiber prices, which are our largest operating cost, remained fairly consistent in fiscal 2012, as compared to fiscal 2011, but any increase in this cost will impact the cost of manufacturing and product margins. We anticipate the cost of electricity and natural gas will remain consistent throughout calendar 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2012	2011
	(dollars in thousands)
Net Cash Provided by Operating Activities	$19,092	$1,141
Investing Activities:
Additions to Property, Plant and Equipment	(4,685)	(3,812)

Net Cash Used in Investing Activities	(4,685)	(3,812)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	21	30
Increase (Decrease) in Notes Payable	(13,000)	9,000
Dividends Paid	(4,521)	(4,526)
Shares Repurchased to Settle Employee Taxes on RSUs	(858)	(357)
Proceeds from Stock Option Exercises	1,177	128

Net Cash Provided by (Used in) Financing Activities	(17,181)	4,275

Net Increase (Decrease) in Cash	$(2,774)	$1,604

Cash flows from operating activities increased $18.0 million to $19.1 million during the three month period ended June 30, 2012, as compared to $1.1 million during the similar period in 2011. This increase was largely attributable to increased net earnings of approximately $13.2 million, and increases in cash flows from changes in operating assets and liabilities. Cash flows from operations were positively impacted during the first quarter of fiscal 2013 by a decrease in inventories of approximately $9.2 million and an increase in income taxes payable of approximately $9.3 million, partially offset by an increase of approximately $17.0 million in accounts and notes receivable. During the three month period ended June 30, 2011, cash flows from operating activities were positively impacted by a decrease in inventories of approximately $1.1 million, partially offset by an increase in accounts and notes receivable of approximately $10.2 million.

Working capital increased to $117.1 million at June 30, 2012, compared to $114.8 million at March 31, 2012, primarily due to increased accounts and notes receivable and decreased accounts payable and accrued liabilities, partially offset by decreased inventories and increased income taxes payable. The increase in accounts receivable is primarily due to the increased sales, and is further explained below. The decrease in accounts payable is due to timing, while the decrease in accrued liabilities is due to the payment of semi-annual interest on both the Series 2005A and Series 2007A Senior notes during the quarter ended June 30, 2012, and the reduction in insurance payable due to the payment of certain workers compensation claims. The decrease in inventories relates primarily to our cement segment and is due to a combination of extended maintenance at certain of our plants and increased sales during the quarter ended June 30, 2012, as compared to the quarter ended March 31, 2012. The increase in income tax payable is primarily due to the increase in our projected annual tax rate and our increased earnings for the first quarter of fiscal 2013 as compared to fiscal 2012.

The increase in accounts and notes receivable at June 30, 2012 as compared to March 31, 2012 is primarily due to the increase in revenues during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012. This increase is primarily due to the increase in construction activity in the spring as compared to the winter, primarily due to the more favorable weather conditions. The increase in accounts receivable at June 30, 2012, as compared to March 31, 2012, was consistent with the increase in revenues during the same periods. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 48% at both June 30, 2012 and March 31, 2012. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at June 30, 2012. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at June 30, 2012.

Our inventory balance at June 30, 2012 decreased approximately 7% from the inventory balance at March 31, 2012, with the vast majority of that decrease being in raw materials and materials in progress at our cement plants, and in finished cement. This decline was expected as we generally build cement inventories over the winter to meet our demand during the spring and summer; however, the reduction in inventory was also impacted by planned major maintenance outages at certain of our plants during the quarter ended June 30, 2012. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) from the IRS claiming $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to an IRS audit of the acquisition of certain Republic Assets. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. See Note (N) of the Notes to Unaudited Consolidated Financial Statements.

Net cash used in investing activities during the three month period ended June 30, 2012 was approximately $4.7 million, as compared to net cash used in investing activities of $3.8 million during the similar period in 2011, an increase of $0.9 million. The majority of the expenditures in the first quarter of both fiscal 2013 and fiscal 2012 relate to cost reduction projects and sustaining capital expenditures, of which we anticipate spending between $15 million and $20 million during fiscal year 2013.

Net cash used in financing activities increased to $17.2 million during the three month period ended June 30, 2012, as compared to net cash provided of $4.3 million during the similar period in 2011. This $21.5 million increase in net cash used in financing activities is primarily due to the increase in net repayments of debt to $13.0 million during the three month period ended June 30, 2012 from net borrowings of $9.0 million during the three month period ended June 30, 2011. The increase in debt repayments is due primarily to management’s electing to use our increased cash flows from operations to repay debt during the first quarter of fiscal 2013. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 34.4% and 34.1%, respectively, at June 30, 2012, as compared to 36.1% and 35.5%, respectively, at March 31, 2012.

Debt Financing Activities.

Credit Facility -

On December 16, 2010, we entered into a $300.0 million credit agreement (“the “Credit Facility”) that expires on December 16, 2015. Borrowings under the Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0. We had $57.0 million of borrowings outstanding under the Credit Facility at June 30, 2012, and had $234.0 million of unused borrowings under the Credit Facility at June 30, 2012; however, due to certain covenants contained in the Credit Facility, namely the requirement for our consolidated funded indebtedness ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments, only approximately $150.0 million in additional borrowings were available to us at June 30, 2012 without exceeding this ratio.

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes. As of June 30, 2012, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$4.7 million	November 15, 2012	5.25%
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on the 15th day of May and the 15th day of November of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes. As of June 30, 2012, the amounts outstanding for each of the four tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2012 and throughout the fiscal year.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of June 30, 2012.

Other than the Credit Facility, we have no other source of committed external financing in place. In the event the Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Credit Facility at the time of termination, and an alternative source of financing could not be secured; it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt, except for approximately $15.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50 million Letter of Credit Facility. At June 30, 2012, we had $9.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $9.5 million in performance bonds relating primarily to our mining operations.

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

Cash used for Share Repurchases.

We did not repurchase any of our shares during the three month period ended June 30, 2012. As of June 30, 2012, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid were $4.5 million for both the three months ended June 30, 2012 and 2011. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2012	2011
	(dollars in thousands)
Land and Quarries	$32	$13
Plants	2,634	2,408
Buildings, Machinery and Equipment	2,019	1,391

Total Capital Expenditures	$4,685	$3,812

During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a business for mining and processing of sand that could be used by oil services businesses and other industrial users. Our pursuit of this opportunity is progressing with a focus on permitting, plant design, logistics and market development. During fiscal 2013, we anticipate additional capital expenditures in the range of $25.0 million to $50.0 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary on page 19 for more information.

Historically, annual maintenance capital expenditures have been approximately $15.0 to $20.0 million, which we anticipate will be similar for fiscal 2013. Total capital expenditures for fiscal 2013, including both the new business and maintenance capital expenditures, are expected to be approximately $40.0 to $70.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $300.0 million Credit Facility available at June 30, 2012, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $57.0 million of borrowings at June 30, 2012 would increase our interest expense by approximately $0.6 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposed to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which was comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. See Note (N) of the Notes to the Consolidated Financial Statements for more information.

On October 5, 2010, Region IX of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties and injunctive relief; however, the NOV does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOV. NCC met with the EPA in December 2010 to present its defenses and continues to work towards negotiating a resolution of the NOV with the EPA. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by EPA. Should this matter go to full litigation and the EPA were to prevail on its claims, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. If litigation regarding this matter occurs, it could take several years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations. Another of our subsidiaries, Mountain Cement Company, has also responded to a separate Section 114 information request letter from EPA under the CAA seeking information similar to the request previously received by NCC.

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

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC MACT is scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 655 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC MACT, EPA has proposed a settlement agreement with industry petitioners in May 2012, under which the EPA would reconsider the PM limits, address other issues required by the D.C. Circuit’s decision and consider extending the compliance date of the PC MACT to September 9, 2015. Under the settlement agreement EPA would promulgate any revisions to the PC MACT, including any extension to the compliance date, by December 2012. The PC MACT, both as originally promulgated and as it is expected to be revised, will materially increase capital costs and costs of production for the Company and the industry as a whole.

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

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 18, 2012, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2013 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2013 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference). (1)

10.4	American Gypsum Salaried Incentive Compensation Program for Fiscal Year 2013 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference). (1)

10.5	Eagle Materials Inc. Special Situation Program for Fiscal Year 2013 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101	The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on August 8, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three month periods ended June 30, 2012 and June 30, 2011, (ii) the consolidated balance sheets at June 30, 2012 and March 31, 2012, (iii) the consolidated statements of cash flows for the three months ended June 30, 2012 and June 30, 2011, and (iv) the notes to the consolidated financial statements (tagged as blocks of text). (2)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
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

EAGLE MATERIALS INC.
Registrant

August 8, 2012	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

August 8, 2012	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

August 8, 2012	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)