Form 10-Q
period 2012-09-30
EAGLE MATERIALS INC
filed 2012-11-08
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 2, 2012, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,935,215

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2012

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Revenues	$164,659	$134,819	$318,701	$254,626

Cost of Goods Sold	132,170	126,102	263,315	241,536

Gross Profit	32,489	8,717	55,386	13,090

Equity in Earnings of Unconsolidated
Joint Venture	8,750	7,936	15,218	13,384
Corporate General and Administrative	(5,919)	(4,472)	(10,674)	(8,590)
Acquisition and Litigation Expense	(5,713)	—	(6,374)	—
Other Income	66	115	(204)	36
Interest Expense, Net	(3,548)	(4,557)	(7,313)	(9,142)

Earnings Before Income Taxes	26,125	7,739	46,039	8,778

Income Tax Expense	(8,172)	(1,714)	(14,108)	(1,946)

Net Earnings	$17,953	$6,025	$31,931	$6,832

EARNINGS PER SHARE:
Basic	$0.40	$0.14	$0.71	$0.15

Diluted	$0.40	$0.14	$0.71	$0.15

AVERAGE SHARES OUTSTANDING:
Basic	44,746,225	44,200,291	44,708,499	44,190,220

Diluted	45,353,778	44,325,277	45,219,224	44,433,809

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Net Earnings	$17,953	$6,025	$31,931	$6,832

Change in Funded Status of Pension Plan, net of tax	116	—	232	—

Comprehensive Earnings	$18,069	$6,025	$32,163	$6,832

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$8,149	$6,481
Accounts and Notes Receivable	74,066	56,197
Inventories	109,004	123,606
Income Tax Receivable	—	1,133
Prepaid and Other Assets	2,588	4,424

Total Current Assets	193,807	191,841

Property, Plant and Equipment -	1,149,075	1,140,744
Less: Accumulated Depreciation	(584,773)	(560,236)

Property, Plant and Equipment, net	564,302	580,508
Notes Receivable	3,316	3,436
Investment in Joint Venture	39,908	38,939
Goodwill and Intangible Assets	150,584	150,902
Other Assets	22,971	19,519

	$974,888	$985,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$34,730	$38,747
Accrued Liabilities	42,602	33,619
Income Taxes Payable	11,455	—
Current Portion of Long-term Debt	4,677	4,677

Total Current Liabilities	93,464	77,073
Long-term Debt	212,259	262,259
Other Long-term Liabilities	39,747	39,467
Deferred Income Taxes	127,307	133,865

Total Liabilities	472,777	512,634

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 45,438,711 and 45,269,493 Shares, respectively	454	453
Capital in Excess of Par Value	44,208	37,692
Accumulated Other Comprehensive Losses	(5,284)	(5,516)
Retained Earnings	462,733	439,882

Total Stockholders’ Equity	502,111	472,511

	$974,888	$985,145

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$31,931	$6,832
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	25,444	24,683
Deferred Income Tax Provision	(6,683)	(1,012)
Stock Compensation Expense	4,139	2,293
Excess Tax Benefits from Share Based Payment Arrangements	(149)	(30)
Equity in Earnings of Unconsolidated Joint Venture	(15,218)	(13,384)
Distributions from Joint Venture	14,250	11,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(17,749)	(20,271)
Inventories	14,602	7,081
Accounts Payable and Accrued Liabilities	5,766	5,677
Other Assets	(2,095)	2,402
Income Taxes Payable	12,522	1,773

Net Cash Provided by Operating Activities	66,760	27,544

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(8,628)	(7,516)

Net Cash Used in Investing Activities	(8,628)	(7,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(50,000)	(2,000)
Dividends Paid to Stockholders	(9,057)	(8,975)
Proceeds from Stock Option Exercises	3,365	128
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(921)	(393)
Excess Tax Benefits from Share Based Payment Arrangements	149	30

Net Cash Used in Financing Activities	(56,464)	(11,210)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,668	8,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,481	1,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,149	$10,692

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2012 include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2012.

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

We have chosen to separately present certain costs on a single line item on our consolidated statement of earnings titled Acquisition and Litigation Expense. These expenses consist of direct acquisition costs of approximately $3.5 million, $1.0 million related to the write-off of a greenfield cement opportunity that will no longer be pursued and legal fees related to our lawsuit against the Internal Revenue Service (“IRS”) of approximately $1.2 million. See Footnotes (B) and (O) to the Unaudited Consolidated Financial Statements for more information.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B) PENDING ACQUISITION OF LAFARGE TARGET BUSINESS

On September 26, 2012, the Company, Audubon Materials LLC, a wholly owned subsidiary of the Company (“Eagle Sub”), Lafarge North America Inc. (“Lafarge North America”), Lafarge Building Materials Inc., Quicksilver 2005, LLC and Lafarge Midwest, Inc. (together with Lafarge North America, the “Sellers”) entered into an asset purchase agreement pursuant to which Eagle Sub and other wholly-owned subs of the Company will acquire certain assets used by the Sellers in connection with the business (the “Lafarge Target Business”) of producing, marketing and selling Portland cement and concrete in Kansas, Missouri and Oklahoma. The assets to be acquired by the Company in this transaction (the “Acquisition”) include the following:

•	two cement plants located in Sugar Creek, Missouri and Tulsa, Oklahoma;

•	the related cement distribution terminals located in Sugar Creek and Springfield, Missouri; Omaha, Nebraska; Iola and Wichita, Kansas; and Oklahoma City, Oklahoma;

•	two aggregates quarries near Sugar Creek, Missouri;

•	eight ready-mix plants located in or near Kansas City, Missouri;

•	certain fly ash operations conducted in the Kansas City, Missouri area; and

•	certain related assets such as equipment, accounts receivable and inventory.

In most cases, we will acquire ownership of these assets from the Sellers. However, the cement plant located in Sugar Creek, Missouri is leased by Lafarge North America pursuant to a long-term lease containing a purchase option exercisable by payment of a nominal fee. This lease, including the purchase option, will be transferred to us at the closing of the Acquisition.

In addition, Eagle Sub will assume certain liabilities, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Lafarge Target Business. The purchase price (the “Purchase Price”) to be paid by the Company in the pending Acquisition is approximately $446.0 million in cash, subject to customary post-closing adjustments. We expect to fund the payment of the Purchase Price and expenses incurred in connection with the pending Acquisition through a combination of borrowings under our bank credit facility and the proceeds from our offering of common stock, which was completed on October 3, 2012. This transaction is expected to close during our fiscal third quarter. See Footnote (C) to the Unaudited Consolidated Financial Statement for more information about the offering.

In connection with the pending Acquisition, we amended our Credit Facility and Series 2005A and 2007A Senior Note Agreements. See Footnote (L) to the Unaudited Consolidated Financial Statements for more information about the amendments to our Credit Facility and Series 2005A and 2007A Senior Note Agreements.

(C) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2012 (dollars in thousands)
Common Stock –
Balance at Beginning of Period	$453
Stock Option Exercises	1

Balance at End of Period	$454

Capital in Excess of Par Value –
Balance at Beginning of Period	37,692
Stock Compensation Expense	4,138
Shares Redeemed to Settle Employee Taxes	(921)
Stock Option Exercises	3,299

Balance at End of Period	44,208

Retained Earnings –
Balance at Beginning of Period	439,882
Dividends Declared to Stockholders	(9,080)
Net Earnings	31,931

Balance at End of Period	462,733

Accumulated Other Comprehensive Loss –
Balance at Beginning of Period	(5,516)
Change in Funded Status of Pension Plan, net of tax	232

Balance at End of Period	(5,284)

Total Stockholders’ Equity	$502,111

There were no open market share repurchases during the three and six month periods ended September 30, 2012. As of September 30, 2012, we have authorization to purchase an additional 717,300 shares.

Subsequent Event

We completed a public offering of 3,450,000 shares of our common stock at a price of 46.50 per share, which includes 450,000 shares issued pursuant to the underwriters’ exercise in full of their over-allotment option. Net proceeds from the offering were approximately $154.4 million, after deducting underwriting discounts, commissions and expenses related to the offering. We intend to use the net proceeds of the offering, together with borrowings under our Credit Facility, to fund the pending Acquisition, which is expected to close during our fiscal third quarter.

(D) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $7.0 million and $8.9 million for the six months ended September 30, 2012 and 2011, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2012 and 2011, were $7.3 million and $1.2 million, respectively.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.1 million and $5.0 million at September 30, 2012 and March 31, 2012, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.0 million at September 30, 2012, of which approximately $0.7 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2012 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2012	March 31, 2012
	(dollars in thousands)
Raw Materials and Material-in-Progress	$36,078	$46,336
Finished Cement	5,120	10,391
Gypsum Wallboard	6,155	6,215
Aggregates	12,992	14,155
Paperboard	1,788	2,443
Repair Parts and Supplies	41,770	40,352
Fuel and Coal	5,101	3,714

	$109,004	$123,606

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2012	March 31, 2012
	(dollars in thousands)
Payroll and Incentive Compensation	$7,837	$7,320
Benefits	9,676	8,583
Interest	4,904	4,904
Insurance	4,620	5,068
Property Taxes	5,453	3,865
Accrued Acquisition Expenses	3,544	—
Other	6,568	3,879

	$42,602	$33,619

(H) SHARE-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans -

Options. In June 2012, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 448,833 stock options pursuant to the Plan to certain individuals that vest ratably over a three year period (the “Fiscal 2013 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In June 2012, we granted 42,336 options to members of the Board of Directors (the “Fiscal 2013 Board of Directors Grant”). Options granted under the Fiscal 2013 Board of Directors Grant vest six months after issuance, in December 2012, and can be exercised from that date until their expiration on the tenth anniversary of the date of grant. The Fiscal 2013 Employee Stock Option Grant and Fiscal 2013 Board of Directors Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2013 are as follows:

Fiscal 2012
Dividend Yield	2.0%
Expected Volatility	44.1%
Risk Free Interest Rate	1.3%
Expected Life	7.9 years

Stock option expense for all outstanding stock option awards totaled approximately $1.3 million and $1.8 million for the three and six month periods ended September 30, 2012, respectively, and $0.3 million and $0.6 million for the three and six month periods ended September 30, 2011, respectively. The expense for the three month period ended September 30, 2011 reflects a credit of $1.3 million resulting from our updated assessment of future satisfaction of performance conditions associated with certain stock option grants. At September 30, 2012, there was approximately $8.6 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents stock option activity for the six month period ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,241,322	$36.11
Granted	546,179	$33.76
Exercised	(139,360)	$31.16
Cancelled	(42,278)	$42.21

Outstanding Options at End of Period	3,605,863	$35.87

Options Exercisable at End of Period	1,513,729	$28.33

Weighted-Average Fair Value of Options Granted during the Period	$12.94

The following table summarizes information about stock options outstanding at September 30, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 11.56 - $ 11.76	84,531	0.62	$11.74	84,531	$11.74
$ 23.17 - $ 30.74	1,459,436	5.31	$26.70	1,186,681	$26.40
$ 33.08 - $ 40.78	747,035	7.40	$35.07	184,656	$38.60
$ 47.53 - $ 62.83	1,314,861	1.78	$48.05	57,861	$59.44

	3,605,863	4.34	$35.87	1,513,729	$28.33

At September 30, 2012, the aggregate intrinsic value for outstanding and exercisable options was approximately $37.5 million and $27.1 million, respectively. The total intrinsic value of options exercised during the six month period ended September 30, 2012 was approximately $1.2 million.

Restricted Stock Units. Expense related to RSUs was approximately $0.4 million and $0.8 million for the three and six month periods ended September 30, 2012, respectively, and $0.4 million and $0.7 million for the three and six month periods ended September 30, 2011, respectively. At September 30, 2012, there was approximately $0.9 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over the next twelve months.

Restricted Stock. In June 2012, the Compensation Committee also approved the granting of an aggregate of 57,443 shares of restricted stock to certain key employees at both the corporate and subsidiary level (the “Fiscal 2013 Employee Restricted Share Award”) that will be earned if our ten year average return on equity is at least 15% at March 31, 2013. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, restrictions on the shares will lapse ratably over five years, with the first fifth lapsing on the first anniversary of the grant date, and the remaining restrictions lapsing on March 31, 2014 through 2017. The value of the Fiscal 2013 Restricted Share Award, net of estimated forfeitures, is being expensed over a five year period. In June 2012, we granted 16,251 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2013 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2013 Restricted Stock Award will be earned if the director serves as a director until December 2012 but will not fully vest until the retirement of each director, which occurs at the date of the annual shareholders meeting after the director reaches seventy-two years of age.

Expense related to restricted shares was approximately $0.9 million and $1.6 million for the three and six month periods ended September 30, 2012, respectively, and $0.8 million and $1.1 million for the three and six month periods ended September 30, 2011, respectively. At September 30, 2012, there was approximately $14.4 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 4.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 1,325,044 at September 30, 2012.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Weighted-Average Shares of Common Stock Outstanding	44,746,225	44,200,291	44,708,499	44,190,220
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,711,195	330,646	1,428,889	798,081
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(1,371,038)	(224,231)	(1,162,751)	(656,517)
Restricted Shares	267,396	18,571	244,587	102,025

Weighted-Average Common and Common Equivalent Shares Outstanding	45,353,778	44,325,277	45,219,224	44,433,809

Shares Excluded Due to Anti-dilution Effects	1,935,783	3,340,271	2,126,953	2,772,812

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$132	$139	$264	$278
Interest Cost of Benefit Obligations	268	265	536	530
Expected Return on Plan Assets	(342)	(291)	(684)	(582)
Recognized Net Actuarial Loss	178	86	354	172
Amortization of Prior-Service Cost	14	20	28	40

Net Periodic Pension Cost	$250	$219	$498	$438

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for both the three and six months ended September 30, 2012 was approximately 31%, which increased from the prior year due to the reduction in the impact of our depletion deduction as a result of increased earnings in fiscal year 2013.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2012	March 31, 2012
	(dollars in thousands)
Amended Credit Facility	$20,000	$70,000
Senior Notes	196,936	196,936

Total Debt	216,936	266,936
Less: Current Portion of Long-term Debt	(4,677)	(4,677)

Long-term Debt	$212,259	$262,259

Credit Facility -

On December 16, 2010, we entered into a $300.0 million credit agreement (“the “Credit Facility”) that expires on December 16, 2015. The Credit Facility was amended on September 26, 2012 (the “Amended Credit Facility). The Amended Credit Facility increased available borrowings from $300.0 million to $400.0 million and changed certain provisions in our debt covenants to allow for the purchase of the Lafarge Target Business. These changes primarily related to amending the definition of Consolidated EBITDA to allow the add back of certain transaction and other allocated overhead costs that are not expected to be incurred in the future. Borrowings under the Amended Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Amended Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Amended Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The Amended Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2012 we had $7.0 million of letters of credit outstanding.

We had $20.0 million of borrowings outstanding under the Amended Credit Facility at September 30, 2012, and had $373.0 million of unused borrowings under the Amended Credit Facility at September 30, 2012. Due to certain covenants contained in the Amended Credit Facility, namely the requirement for our consolidated funded indebtedness ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments, approximately $265.0 million in additional borrowings were available to us at September 30, 2012 without exceeding this ratio.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes during prior periods. Following these repurchases, the amounts outstanding for each of the three tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$4.7 million	November 15, 2012	5.25%
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes during prior periods. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

We amended both the Series 2005A Senior Notes and Series 2007A Senior Notes on September 26, 2012. The amendment to each Note Purchase Agreement, among other things, provided for changes to the calculation used to determine compliance with the financial covenants contained in each agreement with regard to transaction costs, expenses and other amounts in connection with the pending Acquisition. These changes primarily related to amending the definition of Consolidated EBITDA to allow the add back of certain transaction and other allocated overhead costs that are not expected to be incurred in the future.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Amended Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Amended Credit Facility. We were in compliance with all financial ratios and covenants at September 30, 2012.

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of September 30, 2012.

(M) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We operate in four business segments: Cement, Gypsum Wallboard, Recycled Paperboard, and Concrete and Aggregates, with Cement and Gypsum Wallboard being our principal lines of business. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, gravel and sand). These products are used primarily in commercial and residential construction, public construction projects, projects to build, expand and repair roads and highways and in oil and gas drilling.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$78,533	$72,554	$154,557	$132,698
Gypsum Wallboard	77,327	50,981	147,547	102,323
Paperboard	31,730	31,737	62,059	60,413
Concrete and Aggregates	14,257	13,882	27,134	25,782

Sub-total	201,847	169,154	391,297	321,216
Less: Intersegment Revenues	(13,272)	(11,875)	(24,973)	(22,736)

Net Revenues, including Joint Venture	188,575	157,279	366,324	298,480
Less: Joint Venture	(23,916)	(22,460)	(47,623)	(43,854)

Net Revenues	$164,659	$134,819	$318,701	$254,626

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$512	$1,202	$1,079	$2,241
Paperboard	12,515	10,452	23,437	20,134
Concrete and Aggregates	245	221	457	361

	$13,272	$11,875	$24,973	$22,736

Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	639	588	1,260	1,037
Joint Venture	225	229	452	454

	864	817	1,712	1,491

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$17,442	$15,111	$27,308	$23,899
Gypsum Wallboard	16,464	(2,540)	30,486	(4,302)
Paperboard	7,695	4,038	12,971	7,068
Concrete and Aggregates	(362)	44	(161)	(191)
Other, net	66	115	(204)	36

Sub-total	41,305	16,768	70,400	26,510
Corporate General and Administrative	(5,919)	(4,472)	(10,674)	(8,590)
Acquisition and Litigation Expense	(5,713)	—	(6,374)	—

Earnings Before Interest and Income Taxes	29,673	12,296	53,352	17,920
Interest Expense, net	(3,548)	(4,557)	(7,313)	(9,142)

Earnings Before Income Taxes	$26,125	$7,739	$46,039	$8,778

Cement Operating Earnings -
Wholly –owned Operations	$8,692	$7,175	$12,090	$10,515
Joint Venture	8,750	7,936	15,218	13,384

	$17,442	$15,111	$27,308	$23,899

Capital Expenditures -
Cement	$951	$2,088	$4,947	$4,208
Gypsum Wallboard	1,268	701	1,464	2,014
Paperboard	145	104	366	222
Aggregates	1,556	723	1,791	887
Concrete	16	88	53	136
Other	7	—	7	49

	$3,943	$3,704	$8,628	$7,516

Depreciation, Depletion and Amortization -
Cement	$3,924	$3,703	$7,733	$7,433
Gypsum Wallboard	5,269	5,267	10,546	10,484
Paperboard	2,209	2,127	4,419	4,252
Aggregates	896	814	1,783	1,627
Concrete	268	249	536	497
Other, net	217	203	427	390

	$12,783	$12,363	$25,444	$24,683

	As of
	September 30, 2012	March 31, 2012
	(dollars in thousands)
Identifiable Assets -
Cement	$315,136	$313,559
Gypsum Wallboard	425,973	434,967
Paperboard	133,394	137,483
Aggregates	53,900	49,009
Concrete	11,762	12,031
Corporate and Other	34,723	38,096

	$974,888	$985,145

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

	As of
	September 30, 2012	March 31, 2012
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment from historic high in fiscal 2007, we began performing quarterly impairment tests of our goodwill during fiscal 2009. Based on our cash flows from our gypsum wallboard business for the first six months of fiscal 2013, and projections for the remainder of the year, we believe the conditions in the wallboard industry have improved sufficiently for us to determine that an impairment loss is not likely to occur; therefore no impairment tests were performed during the quarters ended June 30, 2012 and September 30, 2012, and we do not anticipate performing a quarterly impairment test for the quarter ended December 31, 2012.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at September 30, 2012 was $3.3 million and $3.4 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future as demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Revenues	$48,057	$46,310	$95,944	$90,582
Gross Margin	$18,580	$17,063	$32,489	$28,951
Earnings Before Income Taxes	$17,501	$15,871	$30,437	$26,768

	As of
	September 30, 2012	March 31, 2012
	(dollars in thousands)
Current Assets	$50,538	$46,104
Non-Current Assets	$43,610	$44,105
Current Liabilities	$17,442	$15,719

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(3)	$(1)	$(4)	$(2)
Interest Expense	3,342	4,440	6,893	8,915
Interest Expense – Income Taxes	91	—	188	—
Other Expenses	118	118	236	229

Interest Expense, net	$3,548	$4,557	$7,313	$9,142

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Amended Credit Facility and commitment fees based on the unused portion of the Amended Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

Interest expense – Income Taxes relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. There was no expense recorded for the three and six month periods ended September 30, 2011, as we were in the process of preparing amended state returns, of which several states offered amnesty for certain penalties and interest. Due to the amnesty relief, we did not incur any interest during the three and six month periods ended September 30, 2011.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2012, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended September 30,		As of and For the Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Accrual Balances at Beginning of Period	$4,724	$6,264	$5,068	$6,639
Insurance Expense Accrued	605	187	1,264	1,153
Payments	(709)	(157)	(1,712)	(1,498)

Accrual Balance at End of Period	$4,620	$6,294	$4,620	$6,294

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

We are currently contingently liable for performance under $11.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

The IRS has completed the examination of our federal income tax returns for fiscal years ended March 31, 2001 through 2006, and has recently completed the examination of our federal income tax returns for fiscal years ended March 31, 2007 through March 31, 2010. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 tax years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired from Republic Group LLC in November 2000 (the “Republic Assets”). In addition, on October 5, 2012, the IRS issued a 30-day letter related to the examination of the tax returns for fiscal years ended March 31, 2007 through March 31, 2010, denying certain depreciation deductions claimed by us with respect to the Republic Assets, similar to the actions taken by the IRS for our tax years ended March 31, 2001 through March 31, 2006, described above.

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The final amount related to the Notice, including interest, was approximately $97.9 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining amounts with the IRS in July 2010 and asked the IRS to apply all $97.9 million of deposits to the payment of the tax, penalties and interest. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest. The IRS has denied our refund request and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds.

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $1.8 million has accrued on these amounts as of September 30, 2012. These amounts have been fully accrued in our financial statements at September 30, 2012. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at September 30, 2012 and March 31, 2012. We intend to vigorously contest the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010.

In the event we reach a settlement through negotiation or in the courts, we will reverse any amounts in excess of the settlement through the Consolidated Statement of Earnings. At this time, we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest, and penalties to the IRS and state taxing authorities will be recovered, if any. We do not expect these issues to be resolved within the next 12 months.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2012 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche A	$4,679
Series 2005A Tranche B	60,953
Series 2005A Tranche C	62,392
Series 2007A Tranche A	10,061
Series 2007A Tranche B	8,880
Series 2007A Tranche C	27,000
Series 2007A Tranche D	41,574

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at September 30, 2012 due to the short-term maturities of these assets and liabilities. The fair value of our Amended Credit Facility also approximates its carrying value at September 30, 2012.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six month periods ended September 30, 2012 and 2011, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for Concrete and Aggregates is broken out separately in the segment discussions.

We operate in cyclical commodity businesses that are directly related to the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations generally have a material adverse effect on our business, financial condition and results of operations. Our Cement companies are located in geographic areas west of the Mississippi River and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 400 miles by rail; though the price of diesel fuel may impact the truck shipping radius. Concrete and Aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas and north of Sacramento, California. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental U.S.

We continue to pursue opportunities in businesses which are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies and existing infrastructure and customer relationships. During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a frac sand business to serve the oil services and other industrial end markets. We have finalized permitting and plant design and are now focused on plant construction. We anticipate additional capital expenditures in the range of $25 million to $50 million during fiscal years 2013 and 2014 to support development of our frac sand business. We are also continuing to increase our production of specialty oil and gas well cement. This specialty cement generates higher profit margins than other cement sales and we are among the few companies that produce it.

On September 26, 2012, the Company, Audubon Materials LLC, a wholly owned subsidiary of the Company (“Eagle Sub”), Lafarge North America Inc. (“Lafarge North America”), Lafarge Building Materials Inc., Quicksilver 2005, LLC and Lafarge Midwest, Inc. (together with Lafarge North America, the “Sellers”) entered into an asset purchase agreement pursuant to which Eagle Sub and other wholly-owned subs of the Company will acquire certain assets used by the Sellers in connection with the business (the “Lafarge Target Business”) of producing, marketing and selling Portland cement and concrete in Kansas, Missouri and Oklahoma. The assets to be acquired by the Company in this transaction (the “Acquisition”) include the following:

•	two cement plants located in Sugar Creek, Missouri and Tulsa, Oklahoma;

•	the related cement distribution terminals located in Sugar Creek and Springfield, Missouri; Omaha, Nebraska; Iola and Wichita, Kansas; and Oklahoma City, Oklahoma;

•	two aggregates quarries near Sugar Creek, Missouri;

•	eight ready-mix plants located in or near Kansas City, Missouri;

•	certain fly ash operations conducted in the Kansas City, Missouri area; and

•	certain related assets such as equipment, accounts receivable and inventory.

The Purchase Price to be paid by the Company in the pending Acquisition is approximately $446.0 million in cash, subject to customary post-closing adjustments. This transaction is expected to close during our fiscal third quarter.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$164,659	$134,819	22%	$318,701	$254,626	25%
Cost of Goods Sold	(132,170)	(126,102)	5%	(263,315)	(241,536)	9%

Gross Profit	32,489	8,717	273%	55,386	13,090	323%
Equity in Earnings of Unconsolidated Joint Venture	8,750	7,936	10%	15,218	13,384	14%
Corporate General and Administrative	(5,919)	(4,472)	32%	(10,674)	(8,590)	24%
Acquisition and Litigation Expense	(5,713)	—	—	(6,374)	—	—
Other Income (Expense)	66	115	(43%)	(204)	36	(667%)
Interest Expense, net	(3,548)	(4,557)	(22%)	(7,313)	(9,142)	(20%)

Earnings Before Income Taxes	26,125	7,739	238%	46,039	8,778	424%
Income Tax Expense	(8,172)	(1,714)	377%	(14,108)	(1,946)	625%

Net Earnings	$17,953	$6,025	198%	$31,931	$6,832	367%

Diluted Earnings per Share	$0.40	$0.14	186%	$0.71	$0.15	373%

Revenues. Revenues were $164.7 million and $134.8 million for the three month periods ended September 30, 2012 and 2011, respectively. The $29.9 million increase in revenues during the three month period ended September 30, 2012, as compared to September 30, 2011, was primarily due to increased wallboard average net sales prices and increased sales volumes for all of our businesses except concrete, in which volumes declined approximately 2%. The impact of the increased net sales prices and sales volumes on revenues for the quarter ended September 30, 2012, as compared to September 30, 2011, was approximately $14.9 million and $15.0 million, respectively.

Revenues were $318.7 million and $254.6 million for the six month periods ended September 30, 2012 and 2011, respectively. The $64.1 million increase in revenues during the six month period ended September 30, 2012, as compared to September 30, 2011, was primarily due to increased wallboard average net sales prices and increased sales volumes for all of our businesses except concrete, in which volumes declined approximately 1%. The impact of the increased net sales prices and sales volumes on revenues for the six months ended September 30, 2012, as compared to September 30, 2011, was approximately $28.9 million and $35.2 million, respectively.

Cost of Goods Sold. Cost of goods sold was $132.2 million and $126.2 million during the three month periods ended September 30, 2012 and 2011, respectively. The $6.0 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $13.5 million, partially offset by an approximate $7.5 million decrease in operating costs. The increase in cost related to increased volumes was primarily related to our wallboard business, which comprised approximately $12.8 million. The decrease in operating costs in the second quarter of fiscal

2013, as compared to fiscal 2012, was primarily related to our gypsum wallboard and paperboard businesses and was approximately $5.5 million and $4.5 million, respectively, partially offset by an increase of approximately $2.3 million in our cement business.

Cost of goods sold was $263.3 million and $241.5 million during the six month periods ended September 30, 2012 and 2011, respectively. The $21.8 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $22.0 million, partially offset by an approximate $0.2 million decrease in operating costs. The increase in cost related to increased volumes was primarily related to our wallboard and cement businesses, which comprised approximately $18.5 million and $4.4 million, respectively. The decrease in operating costs for the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, was primarily related to our gypsum wallboard and paperboard businesses and was approximately $8.1 million and $6.4 million, respectively, partially offset by an increase of approximately $12.8 million in our cement business.

Gross Profit. Gross profit was $32.5 million and $8.7 million during the three month periods ended September 30, 2012 and 2011, respectively. The 273% increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Gross profit was $55.4 million and $13.1 million during the six month periods ended September 30, 2012 and 2011, respectively. The 323% increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $0.9 million, or 10%, for the three months ended September 30, 2012, as compared to the similar period in 2011. The increase is primarily due to an 8% increase in average net sales price. The impact of the increases in average net sales price on equity in earnings of our unconsolidated joint venture during the three month period ended September 30, 2012 was approximately $1.8 million, partially offset by the impact of reduced sales volumes of approximately $0.4 million and increased cost of sales of approximately $0.6 million. The increase in cost of sales was primarily due to increased operating costs of approximately $0.6 million in purchased cement.

Equity in earnings of our unconsolidated joint venture increased $1.8 million, or 14%, for the six months ended September 30, 2012, as compared to the similar period in 2011. The increase is primarily due to a 9% increase in average net sales price. The impact of the increases in average net sales price on our equity in earnings of unconsolidated joint venture during the six month period ended September 30, 2012 was approximately $3.9 million, partially offset by the impact of reduced sales volumes of approximately $0.2 million and increased cost of sales of approximately $1.9 million. The increase in cost of sales was primarily due to increased operating costs of approximately $0.6 million in purchased cement, approximately $0.5 million in maintenance and approximately $0.5 million in purchased raw materials.

Corporate General and Administrative. Corporate general and administrative expenses increased 32% and 24% for the three and six month periods ended September 30, 2012, respectively, compared to the similar periods in 2011. The approximately $1.4 million and $2.1 million increase in corporate general and administrative expenses for the three and six month periods ended September 30, 2012, respectively, as compared to 2011, is due primarily to increased long-term incentive compensation expenses. Long-term incentive compensation, which is comprised primarily of stock compensation, increased approximately $1.2 million and $1.9 million during the three and six month periods ended September 30, 2012, respectively, as compared to similar periods in 2011. The increase in stock compensation expense during the three and six month periods ended September 30, 2012, as compared to the similar period in 2011, is due primarily to our re-assessment of future satisfaction of performance conditions associated with certain stock option grants, which resulted in the reversing of approximately $1.3 million of previously recognized expense during the quarter ended September 30, 2011, partially offset by the $0.7 million impact in fiscal 2013 of the issuance of restricted stock in late June 2011.

Acquisition and Litigation Expense. Acquisition and litigation expense consists of expenses related to the pending acquisition of the Lafarge Target Business, the write-off of the greenfield cement opportunity that will no longer be pursued due to the pending acquisition of the Lafarge Target Business and legal fees related to our lawsuit against the IRS. Acquisition related expenses incurred in the second quarter and the write-off of a greenfield opportunity were approximately $3.5 million and $1.0 million, respectively. Legal fees related to our lawsuit against the IRS were approximately $1.2 million and $1.9 million during the three and six month periods ended September 30, 2012, respectively. See Footnote (O) to the Unaudited Consolidated Financial Statements for more information regarding the lawsuit against the IRS.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense decreased approximately $1.1 million and $1.8 million during the three and six month periods ended September 30, 2012, respectively, as compared to the three and six month periods ended September 30, 2011. The 22% and 20% decrease in interest expense for the three and six month periods ended September 30, 2011, respectively, as compared to the similar three and six month periods in the prior fiscal year, is due primarily to the repurchase of approximately $81.1 million in Senior Notes during December 2011, which resulted in both a lower outstanding debt balance, and lower average interest rates on our outstanding debt, as the current interest rate on our Credit Facility is lower than the interest rate on the Senior Notes. The increase in interest expense related to our unrecognized tax benefit of approximately $0.1 million and $0.2 million for the three and six month periods ended September 30, 2012, respectively, as compared to similar periods in the prior year, is due primarily to our ability to participate in several state amnesty programs, which resulted in our not having any interest expense during the three and six month periods ended September 30, 2011.

Earnings Before Income Taxes. Earnings before income taxes were $26.1 million and $7.7 million during the three month periods ended September 30, 2012 and 2011, respectively. The $18.4 million increase was primarily due to a $23.8 million increase in gross profit, a $0.9 million increase in equity in earnings of unconsolidated joint venture, a decrease of $1.1 million in interest expense, partially offset by increases of $1.4 million and $5.7 million in corporate general and administrative expenses and acquisition and litigation expense, respectively.

Earnings before income taxes were $46.0 million and $8.8 million during the six month periods ended September 30, 2012 and 2011, respectively. The $37.2 million increase was primarily due to a $42.3 million increase in gross profit, a $1.8 million increase in our equity in earnings of unconsolidated joint venture, a decrease of $1.8 million in interest expense, partially offset by increases of $2.1 million and $6.4 million in corporate general and administrative expenses and acquisition and litigation expense, respectively.

Income Taxes. The effective tax rate for the six month period ended September 30, 2012 was approximately 31% compared to approximately 22% for the six month period ended September 30, 2011. The increase in the effective tax rate during fiscal 2012 was primarily due to the reduction in the impact of our depletion deduction as a result of increased earnings. The expected tax rate for the full fiscal year is expected to be 31% in fiscal 2013, compared to 15% for fiscal 2012, primarily due to the reduced impact of the depletion deduction, as discussed above.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2012 of $18.0 million increased 198% from last year’s net earnings of $6.0 million; while net earnings of $31.9 million for the six month period ended September 30, 2012 increased 367% from last year’s net earnings of $6.8 million. Diluted earnings per share for the three and six month periods ended September 30, 2012 were $0.40 and $0.71, respectively, compared to $0.14 and $0.15 for the three and six month periods ended September 30, 2011, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended September 30,		Percentage Change	For the Six Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Cement (2)	$78,533	$72,554	8%	$154,557	$132,698	16%
Gypsum Wallboard	77,327	50,981	52%	147,547	102,323	44%
Recycled Paperboard	31,730	31,737	—	62,059	60,413	3%
Concrete and Aggregates	14,257	13,882	3%	27,134	25,782	5%

Gross Revenues	$201,847	$169,154	19%	$391,297	$321,216	22%

Sales Volume
Cement (M Tons) (2)	864	817	6%	1,712	1,491	15%
Gypsum Wallboard (MMSF)	500	403	24%	957	815	17%
Recycled Paperboard (M Tons)	62	60	3%	122	117	4%
Concrete (M Yards)	141	144	(2%)	278	280	(1%)
Aggregates (M Tons)	810	771	5%	1,462	1,383	6%

Average Net Sales Prices (3)
Cement (2)	$82.77	$81.23	2%	$81.88	$81.24	1%
Gypsum Wallboard	119.44	92.09	30%	119.09	91.05	31%
Recycled Paperboard	512.12	524.20	(2%)	507.57	515.21	(1%)
Concrete	66.83	64.33	4%	66.07	62.73	5%
Aggregates	6.01	5.98	1%	6.00	5.94	1%

Operating Earnings
Cement (2)	$17,442	$15,111	15%	$27,308	$23,899	14%
Gypsum Wallboard	16,464	(2,540)	748%	30,486	(4,302)	809%
Recycled Paperboard	7,695	4,038	91%	12,971	7,068	84%
Concrete and Aggregates	(362)	44	(923%)	(161)	(191)	15%
Other, net	66	115	(43%)	(204)	36	(667%)

Net Operating Earnings	$41,305	$16,768	146%	$70,400	$26,510	166%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $78.5 million for the three months ended September 30, 2012, which is an 8% increase over revenues of $72.6 million for the three months ended September 30, 2011. The increase in revenues during the three months ended September 30, 2012, as compared to the similar quarter in 2011, is primarily due to a 6% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $3.8 million in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012. This increase was due to increased construction activity in our Mountain region and increased participation in large construction projects in Illinois.

Operating earnings for the cement business increased to $17.4 million from $15.1 million for the second quarter of fiscal 2013 and 2012, respectively. The increase in operating earnings of approximately $2.3 million is due primarily to an increase in sales volumes, which positively impacted operating earnings by approximately $1.9 million, and increased sales prices, which positively impacted operating earnings by approximately $2.8 million. The increase in sales volumes was partially offset by increased operating costs during the three month period ended September 30, 2012, as compared to the similar period in 2011, of approximately $2.2 million, primarily related to increased purchased cement cost of approximately $0.5 million and increased purchased raw materials costs of $1.6 million.

Cement revenues were $154.6 million for the six months ended September 30, 2012, which is a 16% increase over revenues of $132.7 million for the six months ended September 30, 2011. The increase in revenues during the six months ended September 30, 2012, as compared to the similar period in 2011, is primarily due to a 15% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $18.4 million in the six month period ended September 30, 2012, as compared to the similar period in 2011. This increase was due to increased construction activity in our Nevada and Mountain regions and increased participation in large construction projects in Illinois.

Operating earnings for the cement business increased to $27.3 million from $23.9 million for the six months ended September 30, 2012 and 2011, respectively. The increase in operating earnings of approximately $3.4 million is due primarily to an increase in sales volumes, which positively impacted operating earnings by approximately $11.7 million. The increase in sales was partially offset by increased operating costs during the six month period ended September 30, 2012, as compared to the similar period in 2011, primarily due to approximately $3.5 million of increased maintenance costs, and increase of approximately $0.4 million in purchased cement and an increase of approximately $2.3 million in raw materials cost.

Gypsum Wallboard Operations. Sales revenues increased 52% to $77.3 million in the second quarter of fiscal 2013, from $51.0 million in the second quarter of fiscal 2012, primarily due to a 30% increase in the average net sales price and a 24% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $14.0 million and $12.3 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2012. The increased sales volumes are primarily due to increased construction activity in fiscal 2013, as compared to fiscal 2012. Despite the increase in demand, industry utilization was still below 60% for the quarter ended September 30, 2012.

Operating earnings increased to $16.5 million in the second quarter of fiscal 2013, from a loss of $2.5 million in the second quarter of fiscal 2012, primarily due to the increase in average net sales prices, which positively impacted operating earnings by approximately $14.0 million, and lower operating expenses, which positively impacted operating earnings by $5.4 million, and were primarily related to a $2.1 million reduction in energy costs, approximately $0.3 million reduction in maintenance and a reduction in paper costs of approximately $0.4 million. Despite low overall utilization of two of our operating facilities, fixed costs are not a significant part of the overall cost of wallboard; therefore, the low utilization of our facilities had a relatively minor impact on our operating results.

Sales revenues increased 44% to $147.5 million for the six months ended September 30, 2012, from $102.3 million for the six months ended September 30, 2011, primarily due to a 31% increase in the average net sales price and a 17% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $27.5 million and $17.8 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2012. The increased sales volumes are primarily due to increased construction activity in fiscal 2013, as compared to fiscal 2012. Despite the increase in demand, industry utilization was still below 60% for the six months ended September 30, 2011.

Operating earnings increased to $30.5 million for the six month period ended September 30, 2012, from a loss of $4.3 million in the six month period ended September 30, 2011, primarily due to the increase in average net sales prices, which positively impacted operating earnings by approximately $27.5 million, and lower operating expenses, which positively impacted operating earnings by $8.1 million, and were primarily related to the $4.2 million reduction in energy costs, the approximately $0.3 million decrease in paper costs and the approximately $0.6 million decrease in maintenance. Despite low overall utilization of two of our operating facilities, fixed costs are not a significant part of the overall cost of wallboard; therefore, the low utilization of our facilities had a relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues were $31.7 million for both of the three month periods ended September 31, 2012 and 2011, with the increase in sales volumes of approximately $0.7 million being fully offset by the decrease in net sales price.

Operating earnings increased to $7.7 million in the second quarter of fiscal 2013, as compared to $4.0 million in the second quarter of fiscal 2012, while gross margin increased to 24% in the second quarter of fiscal 2013, as compared to 13% in the second quarter of fiscal 2012. The increased operating earnings and gross margin are largely the result of reduced operating costs, namely recycled fiber costs and energy utilization. Earnings and margin were positively impacted by the change in product sales mix in second quarter fiscal 2013 as sales of higher margin products increased by 42%, which positively impacted operating earnings by approximately $1.1 million. Earnings and margin were negatively impacted by reduced net sales price as product prices are impacted by recycled fiber costs. The reduction of $4.6 million in recycled fiber costs (namely OCC) and $0.8 million in energy costs in the second quarter of fiscal 2013, relative to second quarter fiscal 2012, was partially offset by $0.9 million in increased costs associated with process chemicals as the production mix changed to meet market demand.

Revenues increased 3% to $62.1 million for the six months ended September 30, 2012, from $60.4 million for six months ended September 30, 2011. The increase in revenue during the second quarter of fiscal 2013 as compared to fiscal 2012 is due to the increase in sales volumes, partially offset by the decline in average net sales price. The increase in sales volume during the six months ended September 30, 2012, as compared to the similar period in 2011, positively impacted revenues by approximately $2.5 million, partially offset approximately $0.8 million due to the lower average net sales price.

Operating earnings increased to $13.0 million for the six month period ended September 30, 2012, as compared to $7.1 million for the six month period ended September 30, 2011, while gross margin increased to 21% for the six month period ended September 30, 2012, as compared to 12% for the six month period ended September 30, 2011. The increase in operating earnings and improvement in gross margin was due primarily to the decrease in operating costs, which positively impacted operating earnings by approximately $6.4 million. The decrease in operating costs during the six month period ended September 30, 2012, as compared to the six month period ended September 30, 2012, was primarily related to decreases in the cost of OCC and energy of approximately $4.3 million and $1.1 million, respectively, partially offset by increased chemical expense of approximately $1.0 million.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 3% to $14.3 million in the second quarter of fiscal 2013, as compared to $13.9 million in the second quarter of fiscal 2012. Increased average sales price in fiscal 2013, as compared to fiscal 2012, positively impacted revenues by approximately $0.4 million, while the impact of increased sales volumes in concrete was essentially offset by decreased sales volumes in aggregates.

Operating loss for the three month period ended September 30, 2012 was approximately $0.4 million, as compared to profit of approximately $0.1 million for the three month period ended September 30, 2011. Operating profit was negatively impacted by increased costs during the second quarter of fiscal 2013, as compared to fiscal 2012, which adversely impacted operating earnings by approximately $1.0 million, partially offset by increased average selling prices of approximately $0.4 million. Increased operating costs during the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012, were primarily related to maintenance and hauling expense, which increased by approximately $0.5 million and $0.2 million, respectively.

Concrete and aggregates revenues increased 5% to $27.1 million for the six months ended September 30, 2012, as compared to $25.8 million for the six months ended September 30, 2011. Increased average sales price for the first six months of fiscal 2013, as compared to fiscal 2012, positively impacted revenues by approximately $1.0 million, while the net impact of increased sales volumes in concrete, partially offset by decreased sales volumes in aggregates, positively impacted revenues by approximately $0.3 million.

Operating loss for the six month period ended September 30, 2012 was approximately $0.2 million, consistent with operating loss for the six month period ended September 30, 2011. Operating profit remained flat despite the increase in revenues of approximately $1.4 million, primarily due to increased operating cost, primarily maintenance and hauling, which increased by approximately $1.3 million and $0.3 million, respectively, during the six month period ended September 30, 2012 as compared to the similar period in 2011.

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

While cement demand continues to be impacted by continued weakness in the commercial construction market and state government budget deficits, the severity of the impact is uneven among the different regions. We have seen more signs of recovery in our Texas and Mountain markets, primarily due to the strength of the energy business, than we have in our Nevada and Illinois markets. It also appears that the residential housing market is recovering, which should positively impact the cement markets during the remainder of the fiscal year. The pending acquisition of the Lafarge Target Business is expected to close during our fiscal third quarter, which will provide opportunities in two new cement markets, and help give us a presence from Chicago to northern California, and down to Texas. Cement consumption increased in calendar 2011 over calendar 2010, and may increase again in calendar 2012; however, these increases are expected to be regional rather than throughout the country as a whole.

We anticipate concrete and aggregate sales prices and sales volumes will remain near historically low levels in our northern California market, as demand for residential and infrastructure projects is expected to remain soft. We are starting to see a recovery of volume and price in our Austin, Texas market. We do not expect the concrete and aggregate assets that are part of the Lafarge Target Business to materially impact our revenues or operating earnings during the remainder of fiscal 2013.

Demand for wallboard continues to be adversely impacted by the current downturn in the residential and commercial construction markets, which has resulted in the industry operating near a utilization rate of approximately 60%. We implemented a price increase in January 2012. This price increase was intended to offset input cost increases that have occurred over the last several years.

Our recycled paperboard segment continues to identify sales opportunities in each of its markets to enable our paper operation to maximize its operating earnings. Fiber prices, which are our largest operating cost, have declined in fiscal 2012, as compared to fiscal 2011, which have positively impacted operating earnings. Prices are expected to remain stable for the rest of the fiscal year; however, increases in fiber prices will adversely impact the cost of manufacturing and profit margins. We anticipate the cost of electricity and natural gas will remain consistent throughout the remainder of calendar 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2012	2011
	(dollars in thousands)
Net Cash Provided by Operating Activities	$66,760	$27,544
Investing Activities:
Capital Expenditures	(8,628)	(7,516)

Net Cash Used in Investing Activities	(8,628)	(7,516)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	149	30
Decrease in Long-Term Debt	(50,000)	(2,000)
Dividends Paid	(9,057)	(8,975)
Shares Repurchased to Settle Employee Taxes on RSUs	(921)	(393)
Proceeds from Stock Option Exercises	3,365	128

Net Cash Provided by Financing Activities	(56,464)	(11,210)

Net Increase in Cash	$1,668	$8,818

Cash flows from operating activities increased $39.3 million to $66.8 million during the six month period ended September 30, 2012, as compared to $27.5 million during the similar period in 2011. This increase was largely attributable to increased net earnings of approximately $25.1 million, and increases in cash flows from changes in operating assets and liabilities. Cash flows from operations were positively impacted during the six months ended September 30, 2012 by a decrease in inventories of approximately $14.6 million and an increase in income taxes payable of approximately $12.5 million, partially offset by an increase of approximately $17.7 million in accounts and notes receivable. During the six months ended September 30, 2011, cash flows from operating activities were negatively impacted by an increase in accounts and notes receivable of approximately $20.3 million partially offset by a decrease in inventories of approximately $7.1 million and an increase in accounts payable and accrued expenses of approximately $5.7 million.

Working capital decreased to $100.3 million at September 30, 2012, compared to $114.8 million at March 31, 2012, primarily due to decreased inventories and increased accrued liabilities and income taxes payable, partially offset by increased accounts and notes receivable. The decrease in inventories relates primarily to our cement segment and is due to a combination of extended maintenance at certain of our plants during the first quarter of fiscal 2013, and increased sales during the quarter ended September

30, 2012, as compared to the quarter ended March 31, 2012. The increase in accrued liabilities is due primarily to expenses related to the pending acquisition of the Lafarge Target Business and equity offering. The increase in income tax payable is primarily due to the increase in our projected annual tax rate and our increased earnings for the first quarter of fiscal 2013 as compared to fiscal 2012. The increase in accounts and notes receivable is primarily due to the increased sales during the quarter ended September 30, 2012 as compared to the quarter ended March 31, 2012, and is further explained below.

The increase in accounts and notes receivable at September 30, 2012 as compared to March 31, 2012 is primarily due to the increase in revenues during the second quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012. This increase is primarily due to more favorable weather in the summer months contributing to increased construction activity, particularly infrastructure projects in all of our markets. The increase in accounts receivable at September 30, 2012, as compared to March 31, 2012, was consistent with the increase in revenues during the same periods. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 45% at September 30, 2012 and 48% at March 31, 2012. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at September 30, 2012. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at September 30, 2012.

Our inventory balance at September 30, 2012 decreased approximately 13% from the inventory balance at March 31, 2012, with the vast majority of that decrease being in raw materials and materials in progress at our cement plants, and in finished cement. This decline was expected as we generally build cement inventories over the winter to meet our demand during the spring and summer; however, the reduction in inventory was also impacted by planned major maintenance outages at certain of our plants during the first quarter of fiscal 2013. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform a semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The final amount related to the Notice, including interest, was approximately $97.9 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining amounts with the IRS in July 2010 and asked the IRS to apply all $97.9 million of deposits to the payment of the tax, penalties and interest. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest. The IRS has denied our refund request and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds.

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $1.8 million has accrued on these amounts as of September 30, 2012. These amounts have been fully accrued in our financial statements at September 30, 2012. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at September 30, 2012 and March 31, 2012. We intend to vigorously contest the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. See Note (O) of the Notes to Unaudited Consolidated Financial Statements.

Net cash used in investing activities during the six month period ended September 30, 2012 was approximately $8.6 million, as compared to net cash used in investing activities of $7.5 million during the similar period in 2011, an increase of approximately $1.1 million. The majority of the expenditures in the first six months of both fiscal 2013 and fiscal 2012 relate to cost reduction projects and sustaining capital expenditures, of which we anticipate spending between $15 million and $20 million during fiscal year 2013. We anticipate increased expenditures for property, plant and equipment over the second half of fiscal 2013 related to our new sand mining and processing business.

Net cash used in financing activities increased to approximately $56.5 million during the six month period ended September 30, 2012, as compared to net cash used of approximately $11.2 million during the similar period in 2011. This $45.3 million increase in net cash used in financing activities is primarily due to the increase in net repayments of debt to $50.0 million during the six month period ended September 30, 2012 from net repayments of $2.0 million during the six month period ended September 30, 2011. The increase in debt repayments is due primarily to the availability of cash related to the increased cash flows from operations during the six months ended September 30, 2012. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 30.2% and 29.4%, respectively, at June 30, 2012, as compared to 36.1% and 35.5%, respectively, at March 31, 2012.

We announced the acquisition of the Lafarge Target Business during September 2012. The purchase price (the “Purchase Price”) to be paid by the Company in the pending Acquisition is estimated to be approximately $446.0 million in cash, subject to customary post-closing adjustments. We expect to fund the payment of the Purchase Price and expenses incurred in connection with the Acquisition through a combination of borrowings under our Amended Credit Facility and the proceeds from our offering of common stock, which was completed on October 3, 2012. Net proceeds from the offering were approximately $154.4 million, after deducting underwriting discounts, commissions and expense related to the offering. We intend to use the net proceeds of the equity offering, together with borrowings under our Amended Credit Facility, to fund the pending Acquisition. On a pro forma basis as of September 30, 2012,we would have had approximately $373.0 million of availability under the Amended Credit Facility.

Debt Financing Activities.

Credit Facility -

On December 16, 2010, we entered into a $300.0 million credit agreement (“the “Credit Facility”) that expires on December 16, 2015. The Credit Facility was amended on September 26, 2012 (the “Amended Credit Facility). The Amended Credit Facility increased available borrowings from $300.0 million to $400.0 million and changed certain provisions in our debt covenants to allow for the purchase of the Lafarge Target Business. These changes primarily related to amending the definition of Consolidated EBITDA to allow the add back of certain transaction and other allocated overhead costs that are not expected to be incurred in the future. Borrowings under the Amended Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Amended Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Amended Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0. We had $20.0 million of borrowings outstanding under the Amended Credit Facility at September 30, 2012, and had $373.0 million of unused borrowings under the Amended Credit Facility at September 30, 2012. Due to certain covenants contained in the Amended Credit Facility, namely the requirement for our consolidated funded indebtedness ratio to remain at 3.50 to 1.0 or less, and other outstanding debt instruments, approximately $265.0 million in additional borrowings were available to us at September 30, 2012 without exceeding this ratio.

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

We amended both the Series 2005A Senior Notes and Series 2007 A Senior Notes on September 26, 2012. The amendment to each Note Purchase Agreement, among other things, provided for changes to the calculation used to determine compliance with the financial covenants contained in each agreement with regard to transaction costs, expenses and other amounts in connection with the pending Acquisition. . These changes primarily related to amending the definition of Consolidated EBITDA to allow the add back of certain transaction and other allocated overhead costs that are not expected to be incurred in the future.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Amended Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Amended Credit Facility.

Other than the Amended Credit Facility, we have no other source of committed external financing in place. In the event the Amended Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Amended Credit Facility at the time of termination, and an alternative source of financing could not be secured; it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We had not sold any notes pursuant to the Shelf Agreement as of September 30, 2012.

We do not have any off balance sheet debt, except for approximately $12.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Amended Credit Facility a $50.0 million Letter of Credit Facility. At September 30, 2012, we had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $11.9 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Amended Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months, including the impact of the pending Acquisition. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Amended Credit Facility, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

Cash Used for Share Repurchases.

We did not repurchase any of our shares on the open market during the six month period ended September 30, 2012. As of September 30, 2012, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the six month period ended September 30, 2012, 16,640 shares of stock were withheld from employees upon the vesting of Restricted Shares or Restricted Shares Units that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $9.1 million and $9.0 million for the six month periods ended September 30, 2012 and 2011, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2012	2011
	(dollars in thousands)
Land and Quarries	$637	$13
Plants	5,446	5,469
Buildings, Machinery and Equipment	2,545	2,034

Total Capital Expenditures	$8,628	$7,516

During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a frac sand business to serve the oil services and other industrial end markets. We have finalized permitting and plant design and are now focused on plant construction. We anticipate additional capital expenditures in the range of $25.0 million to $50.0 million during fiscal years 2013 and 2014 to support the development of our frac sand business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary on page 19 for more information.

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

We are exposed to market risks related to fluctuations in interest rates on our Amended Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400 million Amended Credit Facility available at September 30, 2012, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $20.0 million of borrowings outstanding at September 30, 2012 would increase our interest rate by approximately $0.2 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposed to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which was comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In addition, on October 5, 2012, the IRS issued a 30-day letter related to the examination of the tax returns for fiscal years ended March 31, 2007 through March 31, 2010, denying certain depreciation deductions claimed by us with respect to the Republic Assets, similar to the actions taken by the IRS for our tax years ended March 31, 2001 through March 31, 2006, described above. With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $1.8 million has accrued on these amounts as of September 30, 2012. See Note (O) of the Notes to the Consolidated Financial Statements for more information.

On October 5, 2010, Region IX of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties and injunctive relief; however, the NOV has not proposed any specific level of penalties. NCC believes it has meritorious defenses to the allegations in the NOV. NCC met with the EPA in December 2010 and again on September 13, 2012 to discuss the NOV and NCC’s defenses to the allegations and to discuss possible settlement. If a negotiated settlement cannot be reached, NCC intends to vigorously defend itself against any enforcement action that may be pursued by EPA. Should this matter go to full litigation and the EPA were to prevail on its claims, NCC could be required to make substantial capital expenditures and incur increased operating costs. NCC could also be required to pay significant civil penalties. If litigation regarding this matter occurs, it could take several years to resolve the underlying issues alleged in the NOV. We currently are unable to predict the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations. Another of our subsidiaries, Mountain Cement Company, has also responded to a separate Section 114 information request letter from EPA under the CAA seeking information similar to the request previously received by NCC.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are affected by the level of demand in the construction industry, which is currently experiencing a significant downturn.

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. In particular, the downturn in residential construction and commercial construction has impacted, and will likely continue to adversely impact, our wallboard business. The rate of recovery for residential and commercial construction remains uncertain. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects, which is very limited in light of the budget constraints being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including continued weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations are in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations, including the current and any future downturns in the residential or commercial construction industries, generally have an adverse effect on demand for our products and adversely affect the collectability of our receivables. In general, any further downturns in these industries or regions could have a material adverse effect on our business, financial condition and results of operations.

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

Legislative and regulatory measures to address emissions of greenhouse gasses, or GHGs, are in various phases of discussions or implementation at the international, national, regional and state levels. GHGs are now regulated as pollutants under the Clean Air Act. On December 29, 2009, the EPA final rule, “Mandatory Reporting of Greenhouse Gases”, took effect and established a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, pursuant to the EPA final rule issued on May 13, 2010, known as the EPA’s “Tailoring Rule,” any modification or expansion of our existing plants (or construction of a new plant) after January 1, 2011 that would trigger New Source Review, or NSR, requirements for non-GHG emissions would also trigger NSR for GHG emissions if proposed GHG emissions from the plant exceed 75,000 tons or more per year. This would require the permitting of, and evaluation of potential controls for, GHG emissions. As a result, any modification or expansion of our existing plants that results in an increase of our GHG emissions in excess of 75,000 tons per year, or construction of a new plant with the potential to emit 100,000 tons per year, will require NSR permitting and the implementation of “best available control technology” for GHG emissions. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

The potential consequences of GHG emission reduction measures for our operations may be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas. At this time, it is not possible to accurately estimate how laws or regulations addressing GHG emissions would impact our business. Any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and the gypsum wallboard manufacturing industry and a material adverse effect on us and our results of operations.

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC MACT is scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 655 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC MACT, EPA proposed a settlement agreement with industry petitioners in May 2012, under which the EPA would reconsider the PM limits, address other issues required by the D.C. Circuit’s decision and consider extending the compliance date of the PC MACT to September 9, 2015. Under the settlement agreement EPA would promulgate any revisions to the PC MACT, including any extension to the compliance date, by December 2012. The PC MACT, both as originally promulgated and as it is expected to be revised, will materially increase capital costs and costs of production for the Company and the industry as a whole.

In 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

Our products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand and a negative impact on product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing greenhouse gas emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future. See “Item 1. Business – Industry Segment Information – Environmental Matters” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 25, 2012, for more information on our regulatory and environmental matters.

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

In addition to the pending acquisition of the Lafarge Target Business, we are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

Risks Related to the Pending Acquisition of the Lafarge Target Business

We may not be able to complete the pending Acquisition.

Our ability to complete the Acquisition is subject to various closing conditions, including the receipt of third-party consents, which may not be satisfied or may take longer than expected. Accordingly, there is no assurance that we will in fact acquire or own the Lafarge Target Business. Although some of the information included in this Report generally assumes consummation of the Acquisition, we cannot assure you that the Acquisition will occur on the terms currently contemplated or at all. If we fail to close the Acquisition, depending on certain circumstances, we could be subject to litigation relating to the failure of the Acquisition to be completed, including claims for damages from Lafarge North America or other persons. If the Acquisition is not completed, the price of our common stock could decline.

We may not realize any or all of the anticipated benefits of the pending Acquisition and the Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the pending Acquisition even if we complete it. Upon completion of the Acquisition, we will need to integrate the Lafarge Target Business with our existing operations. We may not be able to accomplish the integration of the Lafarge Target Business smoothly, successfully or within the anticipated costs or timeframe. In general, there can be no assurance that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the Acquisition.

The diversion of our management’s attention from our current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business and the price of our common stock. The integration process may be complex, costly and time-consuming. The difficulties of integrating the Lafarge Target Business with our business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in the operation of cement plants and ready-mix facilities;

•	the impact of the Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We will incur significant liabilities and costs as a result of or in connection with the pending Acquisition.

In connection with the pending Acquisition, we will be required to assume certain liabilities related to the Lafarge Target Business, including accounts payable, contractual obligations, reclamation obligations and other liabilities. In addition, we will generally be responsible for all liabilities and obligations that arise in connection with the operation of the Lafarge Target Business after the consummation of the Acquisition. These liabilities and obligations include those related to compliance with the environmental laws, permits and orders applicable to the Lafarge Target Business, which are complex and difficult to interpret and apply and differ in some respects from those applicable to our other operations. In some cases, it is difficult for us to estimate or quantify the amount of such liabilities and obligations.

In addition, we will incur significant costs in connection with the Acquisition. The substantial majority of these costs will be non-recurring transaction expenses and costs. Significant costs will be incurred whether or not the Acquisition is consummated. Furthermore, substantial time and resources have been and may continue to be devoted to the Acquisition and related matters, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We will incur substantial indebtedness in order to finance the pending Acquisition, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

In order to finance the pending Acquisition, we expect to use net proceeds from the offering of our common stock that occurred on October 3, 2012 of approximately $154.4 million (after deducting offering discounts, commissions and estimated expenses related to the offering) and to incur additional borrowings of approximately $290.0 million under our bank credit facility. We expect to use cash flow generated from our future operations to make payments on our debt obligations and to fund planned capital expenditures. Our future ability to satisfy these obligations and make these expenditures is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, which could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

•

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, capital expenditures or strategic acquisitions;

•

we may not be able to generate sufficient cash flow to meet our substantial debt service obligations or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures or restructure our debt;

•	we may not be able to obtain additional financing on commercially reasonable terms or at all to fund future working capital, capital investments and other business activities; and

•

our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

As of September 30, 2012, on a pro forma basis giving effect to the pending Acquisition, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $310.0 million. As of the same date, on a pro forma basis, each change in interest rates of ..125 percentage points would result in an approximate $0.4 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

The Lafarge Target Business is subject to government laws, regulations and other requirements relating to the protection of the environment and other matters that may impose significant costs and future requirements that could limit the way we operate our business.

The Lafarge Target Business is subject to pending obligations under a consent decree between Lafarge North America and the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. The specific limitations have not yet been finalized; however, upon determination, these limitations are also expected to apply to Eagle Materials’ operation of the Lafarge Target Business after the consummation of the pending Acquisition. It is difficult to predict with reasonable certainty the impact of these limitations on the operations or operating costs for the Lafarge Target Business. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our ability to achieve the anticipated benefits of the Acquisition or on our results of operations.

The Lafarge Target Business is subject to federal, state and local laws and regulations with respect to, among others, environmental matters. Although Lafarge North America has represented to us that the Lafarge Target Business is in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with such regulatory requirements. If we consummate the Acquisition, we will be subject to compliance with laws and regulations not currently applicable to our business such as the NESHAP, for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes, including those operated at the cement plant in Tulsa,

Oklahoma. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, in 2011, the U.S. EPA adopted new rules regulating emissions of air pollutants from commercial and industrial solid waste incineration units (the “CISWI standards”), and regarding how EPA defines “solid waste” for the purpose of determining whether the combustion of certain materials is regulated under the CISWI standards or other rules. These new rules may apply to one of the cement kilns used by the Lafarge Target Business. The EPA has since announced that it is reconsidering certain portions of these newly-adopted regulations, and any changes to these regulations could establish new control requirements requiring significant and unanticipated capital expenditures for compliance. Similarly, the EPA is promulgating revisions to the PC MACT. The PC MACT is expected to materially increase capital costs for the industry as a whole, including the Lafarge Target Business.

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

Item 6. Exhibits

2.1	Asset Purchase Agreement dated September 26, 2012 (filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on September 27, 2012 and incorporated herein by reference).

10.1	First Amendment to Second Amended and Restated Credit Agreement dated September 26, 2012 (filed as Exhibit 10.1 to the Current Report on Form 10-K/A filed with the SEC on September 27, 2012 and incorporated herein by reference).

10.2	First Amendment to Note Purchase Agreement (Series 2005A) dated September 26, 2012 (filed as Exhibit 10.1 to the Current Report on Form 10-K/A filed with the SEC on September 27, 2012 and incorporated herein by reference).

10.3	First Amendment to Note Purchase Agreement (Series 2007A) dated September 26, 2012 (filed as Exhibit 10.1 to the Current Report on Form 10-K/A filed with the SEC on September 27, 2012 and incorporated herein by reference).

10.4*	Eagle Materials Inc. Director Compensation Summary.(1)

10.5*	Form of Management Non-Qualified Stock Option Agreement.(1)

10.6*	Form of Management Restricted Stock Agreement.(1)

10.7*	Form of Director Non-Qualified Stock Option Agreement.(1)

10.8*	Form of Director Restricted Stock Agreement.(1)

10.9*	Amendment to Incentive Plan dated July 19, 2012.(1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 4, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three and six month periods ended September 30, 2012 and September 30, 2011, (ii) consolidated statements of comprehensive earnings for the three and six month periods ended September 30, 2012 and 2011 (iii) the consolidated balance sheets at September 30, 2012 and March 31, 2012, (iv) the consolidated statements of cash flows for the six months ended September 30, 2012 and September 30, 2011, and (v) the notes to the consolidated financial statements.(2)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
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

EAGLE MATERIALS INC.
Registrant

November 8, 2012	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

November 8, 2012	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

November 8, 2012	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)