Form 10-Q
period 2012-12-31
EAGLE MATERIALS INC
filed 2013-02-08
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 4, 2013, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	49,359,104

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2012

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues	$164,743	$123,596	$483,444	$378,222

Cost of Goods Sold	133,482	111,125	396,797	352,661

Gross Profit	31,261	12,471	86,647	25,561

Equity in Earnings of Unconsolidated
Joint Venture	8,852	7,776	24,070	21,160
Corporate General and Administrative	(6,268)	(4,928)	(16,942)	(13,518)
Acquisition and Litigation Expense	(2,485)	(9,117)	(8,859)	(9,117)
Loss on Debt Retirement	—	(2,094)	—	(2,094)
Other Income (Expense)	(223)	591	(427)	627
Interest Expense, Net	(3,836)	(4,210)	(11,149)	(13,352)

Earnings Before Income Taxes	27,301	489	73,340	9,267

Income Tax (Expense) Benefit	(9,321)	2,408	(23,429)	462

Net Earnings	$17,980	$2,897	$49,911	$9,729

EARNINGS PER SHARE:
Basic	$0.37	$0.07	$1.09	$0.22

Diluted	$0.37	$0.07	$1.07	$0.22

AVERAGE SHARES OUTSTANDING:
Basic	48,331,185	44,212,098	45,920,452	44,197,540

Diluted	49,249,547	44,395,982	46,574,724	44,423,467

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Net Earnings	$17,980	$2,897	$49,911	$9,729

Change in Funded Status of Pension Plan, net of tax	116	—	348	—

Comprehensive Earnings	$18,096	$2,897	$50,259	$9,729

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$9,247	$6,481
Accounts and Notes Receivable	86,588	56,197
Inventories	134,473	123,606
Income Tax Receivable	—	1,133
Prepaid and Other Assets	13,015	4,424

Total Current Assets	243,323	191,841

Property, Plant and Equipment -	1,581,468	1,140,744
Less: Accumulated Depreciation	(598,396)	(560,236)

Property, Plant and Equipment, net	983,072	580,508
Notes Receivable	3,273	3,436
Investment in Joint Venture	41,760	38,939
Goodwill and Intangible Assets	163,802	150,902
Other Assets	21,590	19,519

	$1,456,820	$985,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$47,460	$38,747
Accrued Liabilities	57,460	33,619
Income Taxes Payable	5,532	—
Current Portion of Long-term Debt	—	4,677

Total Current Liabilities	110,452	77,043
Long-term Debt	483,259	262,259
Other Long-term Liabilities	41,104	39,467
Deferred Income Taxes	134,458	133,865

Total Liabilities	769,273	512,634

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 49,351,952 and 45,269,493 Shares, respectively	494	453
Capital in Excess of Par Value	216,440	37,692
Accumulated Other Comprehensive Losses	(5,168)	(5,516)
Retained Earnings	475,781	439,882

Total Stockholders’ Equity	687,547	472,511

	$1,456,820	$985,145

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$49,911	$9,729
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	39,780	37,354
Deferred Income Tax Provision	406	(1,735)
Stock Compensation Expense	6,695	4,042
Excess Tax Benefits from Share Based Payments	(3,461)	(156)
Equity in Earnings of Unconsolidated Joint Venture	(24,070)	(21,160)
Distributions from Joint Venture	21,250	17,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(4,954)	(8,758)
Inventories	7,721	1,624
Accounts Payable and Accrued Liabilities	12,526	3,051
Other Assets	(9,163)	(891)
Income Taxes Payable	10,312	3,392

Net Cash Provided by Operating Activities	106,953	43,742

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(28,832)	(22,944)
Acquisition	(448,420)	—

Net Cash Used in Investing Activities	(477,252)	(22,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	221,000	82,000
Repayment of Senior Notes	(4,677)	(88,064)
Dividends Paid to Stockholders	(13,601)	(13,424)
Net Proceeds from Offering of Common Stock	154,832	—
Proceeds from Stock Option Exercises	14,722	732
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(921)	(393)
Payment of Debt Acquisition Costs	(1,751)	—
Excess Tax Benefits from Share Based Payments	3,461	156

Net Cash Provided by (Used in) Financing Activities	373,065	(18,993)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,766	1,805
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,481	1,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,247	$3,679

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2012

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2012 include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2012.

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

We have chosen to separately present certain costs on a single line item on our consolidated statement of earnings titled Acquisition and Litigation Expense. These expenses consist of direct acquisition costs of approximately $1.7 million and legal fees related to our lawsuit against the Internal Revenue Service (“IRS”) of approximately $0.8 million for the three month period December 31, 2012. Expenses for the nine month period ended December 31, 2012 consist of $5.2 million of direct acquisition costs, $1.0 write-off of a greenfield cement opportunity that is no longer necessary, and $2.7 million of legal fees related to our lawsuit against the IRS. Expense for the three and nine month periods ended December 31, 2011 related to a loss on arbitration. See Footnotes (B) and (O) to the Unaudited Consolidated Financial Statements for more information.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect will materially impact our financial statements during the current fiscal year.

(B) ACQUISITION OF LAFARGE TARGET BUSINESS

On November 30, 2012, the Company completed the previously announced acquisition (the “Acquisition”) of certain assets of Lafarge North America Inc. (“Lafarge North America”), Lafarge Building Materials Inc., Quicksilver 2005, LLC and Lafarge Midwest, Inc. (together with Lafarge North America, the “Sellers”). The Acquisition was completed pursuant to an Asset Purchase Agreement, (the “Asset Purchase Agreement”), dated September 26, 2012 by and among the Company and the Sellers. The Acquisition allows us to expand the scope of our cement business in a geographic area that is complementary to, but does not overlap with, our existing cement business. The Acquisition also further positions the Company near energy growth markets where there is growing demand for our specialty oil well cement and other related products.

The assets acquired by the Company in the Acquisition were used by the Sellers in connection with the business (the “Lafarge Target Business”) of producing, marketing and selling Portland cement and concrete in Kansas, Missouri and Oklahoma, and include the following:

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

In most cases, we acquired ownership of these assets from the Sellers. However, the cement plant located in Sugar Creek, Missouri is leased by Lafarge North America pursuant to a long-term lease containing a purchase option exercisable by payment of a nominal fee. This lease, including the purchase option, was transferred to us at the closing of the Acquisition. In addition, we assumed certain liabilities in the Acquisition, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Lafarge Target Business.

Purchase Price: The purchase price (the “Purchase Price”) of the Acquisition is estimated to be $453.4 million, of which approximately $448.4 million was paid at closing. The purchase price is subject to further adjustment to reflect actual working capital acquired at the closing. We funded the payment of the Purchase Price at closing and expenses incurred in connection with the Acquisition through a combination of borrowings under our bank credit facility and the proceeds from our issuance of common stock, which was completed on October 3, 2012.

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company has engaged a third-party to perform a valuation to support the Company’s preliminary estimate of the fair value of certain assets acquired in the Acquisition. The working capital amounts paid at the closing are subject to certain changes to reflect actual working capital. Additionally, the amounts assigned to property, plant and equipment and intangible assets, are preliminary and subject to change, though it is possible other values may change as well.

The preparation of the valuation of the assets acquired and liabilities assumed in the Acquisition requires the use of significant assumptions and estimates. Critical estimates include, but are not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates. These estimates are based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

We will finalize the amounts recognized as the information necessary to complete the analyses is obtained. We expect to finalize these amounts during the fourth quarter of fiscal 2013. The following table summarizes the provisional allocation of the estimated Purchase Price to the assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation at acquisition date (in thousands)	As of November 30, 2012
Cash and cash equivalents	$—
Accounts Receivable	24,032
Inventories	20,047
Prepaid and Other Assets	3,525
Property and Equipment	406,600
Intangible Assets	13,500
Accounts Payable	(9,070)
Accrued Liabilities	(3,501)
Other Long-term Liabilities	(1,200)
Deferred Taxes	(500)

Total Net Assets	453,433
Goodwill	—

Total Estimated Purchase Price	$453,433

Intangible Assets: The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Estimated Fair Value
Customer Relationships	15	$5,000
Long-term Supply Agreement	4	3,000
Permits	40	5,500

Total Intangible Assets		$13,500

Actual and pro forma impact of the Acquisition of the Lafarge Target Business: The following table presents the net sales and operating income of the Lafarge Target Business that has been included in our consolidated statement of earnings from November 30, 2012 through the end of the quarter:

Three Months Ended December 31, 2012
(dollars in thousands)
Net Sales	$7,905
Operating Income	$665

The unaudited pro forma results presented below include the effects of the Acquisition of the Lafarge Target Business as if it had been consummated as of April 1, 2011. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition, depreciation from the fair value adjustments for property and equipment, and the impact on earnings per share of the issuance of common stock in connection with the Acquisition. To better reflect the combined operating results, material nonrecurring charges directly related to the Acquisition of $1.7 million and $5.2 million have been excluded from pro forma net income for the three and nine month periods ended December 31, 2012.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Revenues	$202,737	$167,616	$633,861	$520,468
Net Income	$24,818	$1,647	$70,937	$8,888

Earnings per share – basis	$0.51	$0.03	$1.47	$0.19
Earnings per share - diluted	$0.50	$0.03	$1.46	$0.19

Weighted Average Shares Outstanding:
Basic	48,331,185	47,662,098	48,158,499	47,647,540
Diluted	49,250,467	47,845,982	48,669,224	47,873,467

The pro forma results do not include any anticipated synergies or other expected benefits of the Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition been consummated as of April 1, 2011.

(C) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2012 (dollars in thousands)
Common Stock –
Balance at Beginning of Period	$453
Sale of Common Stock	35
Stock Option Exercises	6

Balance at End of Period	$494

Capital in Excess of Par Value –
Balance at Beginning of Period	37,692
Sale of Common Stock	154,796
Stock Compensation Expense	6,695
Shares Redeemed to Settle Employee Taxes	(921)
Stock Option Exercises	18,178

Balance at End of Period	216,440

Retained Earnings –
Balance at Beginning of Period	439,882
Dividends Declared to Stockholders	(14,012)
Net Earnings	49,911

Balance at End of Period	475,781

Accumulated Other Comprehensive Loss –
Balance at Beginning of Period	(5,516)
Change in Funded Status of Pension Plan, net of tax	348

Balance at End of Period	(5,168)

Total Stockholders’ Equity	$687,547

There were no open market share repurchases during the three and nine month periods ended December 31, 2012. As of December 31, 2012, we have authorization to purchase an additional 717,300 shares.

We issued 3,450,000 shares of common stock in an underwritten public offering (including 450,000 shares issued pursuant to the underwriters’ option to purchase additional shares of common stock to cover overallotments) at a price to the public of $46.50 per share that closed on October 3, 2012. Net proceeds from the offering were approximately $154.8 million, after deducting underwriting discounts, commissions and expenses related to the offering. The net proceeds of the offering, together with borrowings under our Credit Facility, were used to fund the Acquisition, which closed on November 30, 2012.

(D) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $13.4 million and $17.9 million for the nine months ended December 31, 2012 and 2011, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2012 and 2011, were $11.3 million and $2.1 million, respectively.

We have excluded $5.8 million of non-cash investing activities from the statement of cash flows related to the purchase of capital equipment. The $5.8 million accrued at December 31, 2012 was paid in January 2013.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $6.7 million and $5.0 million at December 31, 2012 and March 31, 2012, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $3.9 million at December 31, 2012, of which approximately $0.7 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2012 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2012	March 31, 2012
	(dollars in thousands)
Raw Materials and Material-in-Progress	$40,984	$46,336
Finished Cement	14,766	10,391
Gypsum Wallboard	4,974	6,215
Aggregates	16,900	14,155
Paperboard	1,589	2,443
Repair Parts and Supplies	48,141	40,352
Fuel and Coal	7,120	3,714

	$134,473	$123,606

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2012	March 31, 2012
	(dollars in thousands)
Payroll and Incentive Compensation	$13,712	$7,320
Benefits	9,583	8,583
Interest	2,019	4,904
Insurance	4,929	5,068
Property Taxes	3,269	3,865
Fuel, Power and Other Raw Materials	4,625	1,174
Acquisition Cost	7,859	—
Equipment Purchases	5,779	—
Other	5,685	2,705

	$57,460	$33,619

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

Long-Term Compensation Plans -

Options. In June 2012, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 448,833 stock options pursuant to the Plan to certain individuals that vest ratably over a three year period (the “Fiscal 2013 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In June 2012, we granted 42,336 options to members of the Board of Directors (the “Fiscal 2013 Board of Directors Grant”). Options granted under the Fiscal 2013 Board of Directors Grant vested six months after issuance, in December 2012, and can be exercised from the date of vesting until their expiration on the tenth anniversary of the date of grant. The Fiscal 2013 Employee Stock Option Grant and Fiscal 2013 Board of Directors Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2013 are as follows:

Fiscal 2012
Dividend Yield	2.0%
Expected Volatility	44.1%
Risk Free Interest Rate	1.3%
Expected Life	7.9 years

Stock option expense for all outstanding stock option awards totaled approximately $1.2 million and $3.0 million for the three and nine month periods ended December 31, 2012, respectively, and $0.5 million and $1.1 million of the three and nine month periods ended December 31, 2011, respectively. The expense for the nine month period ended December 31, 2011 reflects a credit of $1.3 million resulting from our updated assessment of future satisfaction of performance conditions associated with certain stock option grants. At December 31, 2012, there was approximately $7.8 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the nine month period ended December 31, 2012:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,241,322	$36.11
Granted	567,179	$34.48
Exercised	(588,601)	$26.67
Cancelled	(42,278)	$42.21

Outstanding Options at End of Period	3,177,622	$37.48

Options Exercisable at End of Period	1,106,824	$29.78

Weighted-Average Fair Value of Options Granted during the Period	$13.22

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 23.17 - $ 30.74	1,157,030	5.45	$26.79	884,275	$26.42
$ 33.08 - $ 40.78	689,731	7.56	$34.87	169,688	$37.78
$ 47.53 - $ 62.83	1,330,861	1.66	$48.13	52,861	$60.36

	3,177,622	4.32	$37.48	1,106,824	$29.78

At December 31, 2012, the aggregate intrinsic value for outstanding and exercisable options was approximately $66.8 million and $31.8 million, respectively. The total intrinsic value of options exercised during the nine month period ended December 31, 2012 was approximately $14.3 million.

Restricted Stock Units. Expense related to RSUs was approximately $0.4 million and $1.2 million for the three and nine month periods ended December 31, 2012, respectively and $0.4 million and $1.1 million for the three and nine month periods ended December 31, 2011, respectively. At December 31, 2012, there was approximately $0.5 million of unearned compensation from RSUs, net of estimated forfeitures, which will be recognized over the next twelve months.

Restricted Stock. In June 2012, the Compensation Committee also approved the granting of an aggregate of 57,443 shares of restricted stock to certain key employees at both the corporate and subsidiary level (the “Fiscal 2013 Employee Restricted Share Award”) that will be earned if our ten year average return on equity is at least 15% at March 31, 2013. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, restrictions on the shares will lapse ratably over five years, with the first fifth lapsing on the first anniversary of the grant date, and the remaining restrictions lapsing on March 31, 2014 through 2017. The value of the Fiscal 2013 Restricted Share Award, net of estimated forfeitures, is being expensed over a five year period. In June 2012, we granted 16,251 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2013 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2013 Restricted Stock Award were earned in December 2012 but will not fully vest until the retirement of each director, which occurs at the date of the annual shareholders meeting after the director reaches seventy-two years of age.

Expense related to restricted shares was approximately $0.9 million and $2.5 million for the three and nine month periods ended December 31, 2012, respectively and $0.8 million and $1.9 million for the three and nine month periods ended December 31, 2011, respectively. At December 31, 2012, there was approximately $14.2 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 4.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 1,289,889 at December 31, 2012.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Weighted-Average Shares of Common Stock Outstanding	48,331,185	44,212,098	45,920,452	44,197,540
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	3,338,382	306,632	2,065,387	634,265
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(2,754,678)	(205,175)	(1,693,393)	(506,070)
Restricted Shares	334,658	82,427	282,278	97,732

Weighted-Average Common and Common Equivalent Shares Outstanding	49,249,547	44,395,982	46,574,724	44,423,467

Shares Excluded Due to Anti-dilution Effects	53,361	3,391,168	1,435,756	2,978,930

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$261	$139	$525	$417
Interest Cost of Benefit Obligations	343	265	879	795
Expected Return on Plan Assets	(344)	(291)	(1,028)	(873)
Recognized Net Actuarial Loss	313	86	667	258
Amortization of Prior-Service Cost	(4)	20	24	60

Net Periodic Pension Cost	$569	$219	$1,067	$657

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three and nine months ended December 31, 2012 was approximately 34% and 32%, respectively, which increased from the effective tax rate (5%) for the nine month period ended December 31, 2011, due to the reduction in the impact of our depletion deduction associated with increased earnings in fiscal year 2013, and the impact of discrete tax benefits realized in the prior year. The effective tax rate for the nine month period ended December 31, 2011 was positively impacted by our participation in state amnesty programs with the states of Arizona, Colorado and California, as well as the expiration of the statute of limitations for certain items related to the 2004 through 2006 tax years. These events were treated as discrete items in the tax provision and a benefit totaling approximately $2.5 million on an after-tax basis was recognized. The effective tax rate for the nine month period ended December 31, 2011, excluding the discrete items, was approximately 22%.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2012	March 31, 2012
	(dollars in thousands)
Credit Facility	$291,000	$70,000
Senior Notes	192,259	196,936

Long-term Debt	$483,259	$262,259

Credit Facility -

On December 16, 2010, we entered into a $300.0 million credit agreement that expires on December 16, 2015. The Credit Facility was amended on September 26, 2012 (the “Credit Facility”). The Credit Facility increased available borrowings from $300.0 million to $400.0 million and changed certain provisions in our debt covenants to allow for the purchase of the Lafarge Target Business. These changes primarily related to amending the definition of Consolidated EBITDA to allow the add back of certain transaction and other allocated overhead costs that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2012 we had $7.0 million of letters of credit outstanding.

We had $291.0 million of borrowings outstanding under the Credit Facility at December 31, 2012, and had $102.0 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at December 31, 2012.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes during prior periods. During the quarter ended December 31, 2012, Tranche A of the Series 2005A Senior Notes matured and we retired the remaining $4.7 million in notes from this Tranche. Following these repurchases and maturities, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and covenants at December 31, 2012.

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of December 31, 2012.

As a result of the Acquisition, we succeeded to the leasehold interest held by Lafarge North America with respect to the cement plant located in Sugar Creek, Missouri, as well as obligations under certain related industrial revenue bonds. In 1998, Lafarge North America entered into a series of agreements, which were later amended in 2003, with the City of Sugar Creek, Missouri in connection with the construction of improvements at the Sugar Creek cement plant. Under these agreements, Lafarge North America leased the Sugar Creek cement plant from the City of Sugar Creek, Missouri, which issued $150.0 million of tax-exempt and taxable industrial revenue bonds to partly finance the construction of such improvements.

Upon the closing of the Acquisition, funds for the retirement of $47.0 million of the industrial revenue bonds were placed into an escrow account by Lafarge North America, leaving $103.0 million of industrial revenue bonds outstanding. These remaining $103.0 million of industrial revenue bonds held by Lafarge North America were transferred to us in the Acquisition. The lease payments due to the City of Sugar Creek under the Sugar Creek cement plant lease are equal in amount to payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. As we are now the holder of all of the outstanding industrial revenue bonds, all lease payments made on the remaining industrial revenue bonds are returned to us, and no debt is reflected on our financial statements in connection with our lease of the Sugar Creek cement plant.

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

As further discussed below, subsequent to the Acquisition, we operate six cement plants, seventeen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations and four aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, the Kansas, Oklahoma and Western Missouri area, and northern California. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 400 miles by rail. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, northern California and Kansas City, Missouri area.

We conduct one of our six cement plant operations, Texas Lehigh Cement Company LP in Buda, Texas, through a Joint Venture. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is consistent with the way management reports the segments within the Company for making operating decisions and assessing performance.

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$74,935	$61,510	$229,492	$194,208
Gypsum Wallboard	80,737	54,063	228,284	156,386
Paperboard	31,331	30,001	93,390	90,414
Concrete and Aggregates	14,201	10,250	41,335	36,032

Sub-total	201,204	155,824	592,501	477,040
Less: Intersegment Revenues	(12,461)	(11,595)	(37,434)	(34,331)

Net Revenues, including Joint Venture	188,743	144,229	555,067	442,709
Less: Joint Venture	(24,000)	(20,633)	(71,623)	(64,487)

Net Revenues	$164,743	$123,596	$483,444	$378,222

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$535	$803	$1,614	$3,044
Paperboard	11,780	10,594	35,217	30,728
Concrete and Aggregates	146	198	603	559

	$12,461	$11,595	$37,434	$34,331

Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	592	497	1,852	1,534
Joint Venture	226	203	678	657

	818	700	2,530	2,191

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$16,615	$15,493	$43,923	$39,392
Gypsum Wallboard	16,870	228	47,356	(4,074)
Paperboard	7,963	5,146	20,934	12,214
Concrete and Aggregates	(1,335)	(620)	(1,496)	(811)
Other, net	(223)	591	(427)	627

Sub-total	39,890	20,838	110,290	47,348
Corporate General and Administrative	(6,268)	(4,928)	(16,942)	(13,518)
Acquisition and Litigation Expense	(2,485)	(9,117)	(8,859)	(9,117)

Earnings Before Interest and Income Taxes	31,137	6,793	84,489	24,713
Loss on Debt Retirement	—	(2,094)	—	(2,094)
Interest Expense, net	(3,836)	(4,210)	(11,149)	(13,352)

Earnings Before Income Taxes	$27,301	$489	$73,340	$9,267

Cement Operating Earnings -
Wholly –owned Operations	$7,763	$7,717	$19,853	$18,232
Joint Venture	8,852	7,776	24,070	21,160

	$16,615	$15,493	$43,923	$39,392

Capital Expenditures -
Cement	$3,851	$1,723	$8,798	$5,931
Gypsum Wallboard	744	1,174	2,208	3,188
Paperboard	47	532	413	754
Aggregates	15,560	11,870	17,380	12,751
Concrete	—	129	24	271
Other	2	—	9	49

	$20,204	$15,428	$28,832	$22,944

Depreciation, Depletion and Amortization -
Cement	$5,258	$3,821	$12,991	$11,254
Gypsum Wallboard	5,252	5,314	15,798	15,798
Paperboard	2,207	2,131	6,626	6,383
Aggregates	866	851	2,650	2,477
Concrete	401	260	937	758
Other, net	352	294	778	684

	$14,336	$12,671	$39,780	$37,354

	As of
	December 31, 2012	March 31, 2012
	(dollars in thousands)
Identifiable Assets -
Cement	$744,570	$313,559
Gypsum Wallboard	425,675	434,967
Paperboard	131,999	137,483
Aggregates	101,662	49,009
Concrete	32,721	12,031
Corporate and Other	21,193	38,096

	$1,456,820	$985,145

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

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. Due to the decline in operating earnings of the gypsum wallboard segment from historic high in fiscal 2007, we began performing quarterly impairment tests of our goodwill during fiscal 2009. Based on our cash flows from our gypsum wallboard business for the first nine months of fiscal 2013, and projections for the remainder of the year, we believe the conditions in the wallboard industry have improved sufficiently for us to determine that an impairment loss is not likely to occur; therefore no impairment tests were performed during the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at December 31, 2012 was $3.2 million and $3.1 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future as demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Revenues	$48,000	$41,266	$143,246	$128,974
Gross Margin	$19,165	$16,487	$51,653	$45,439
Earnings Before Income Taxes	$17,704	$15,552	$48,140	$42,320

	As of
	December 31, 2012	March 31, 2012
	(dollars in thousands)
Current Assets	$53,598	$46,104
Non-Current Assets	$43,582	$44,105
Current Liabilities	$17,591	$15,719

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(48)	$(3)	$(52)	$(5)
Interest Expense	3,556	4,425	10,449	13,340
Interest Expense – Income Taxes	100	(426)	288	(426)
Other Expenses	228	214	464	443

Interest Expense, net	$3,836	$4,210	$11,149	$13,352

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

Interest Expense – Income Taxes relates to interest accrued on our unrecognized tax benefits, primarily related to our acquisition of the Republic Assets in November 2000. There was no expense recorded for the three and nine month periods ended December 31, 2011, as we filed amended tax returns with several states that offered amnesty for certain penalties and interest. Due to the amnesty relief, we received credits during the quarter ended December 31, 2011 for interest accrued in previous quarters.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2012, we had contingent liabilities under these outstanding letters of credit of approximately $7.0 million.

The following table compares insurance accruals and payments for our operations:

	As of and For the Three Months Ended December 31,		As of and For the Nine Months Ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Accrual Balances at Beginning of Period	$4,620	$6,294	$5,068	$6,639
Insurance Expense Accrued	801	630	2,065	1,783
Payments	(492)	(1,082)	(2,204)	(2,580)

Accrual Balance at End of Period	$4,929	$5,842	$4,929	$5,842

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

We are currently contingently liable for performance under $13.4 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Outstanding Lawsuit against the IRS

As described in more detail below, the IRS has challenged certain depreciation deductions claimed by us with respect to assets (the “Republic Assets”) acquired by us from Republic Group LLC in a transaction completed in November 2000 (the “Republic Asset Acquisition”). We are engaged in administrative and judicial proceedings seeking to establish our right to claim these deductions.

The IRS has completed its examinations of our federal income tax returns for fiscal years ended March 31, 2001 through March 31, 2010. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 tax years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired from Republic Group LLC in November 2000 (the “Republic Assets”). In addition, on October 5, 2012, the IRS issued a 30-day letter related to the examination of the tax returns for fiscal years ended March 31, 2007 through March 31, 2010, denying certain depreciation deductions claimed by us with respect to the Republic Assets, similar to the actions taken by the IRS for our tax years ended March 31, 2001 through March 31, 2006, described above.

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

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $1.9 million has accrued on these amounts as of December 31, 2012. These amounts have been fully accrued in our financial statements at December 31, 2012. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at December 31, 2012 and March 31, 2012. On October 31, 2012, we appealed the findings of the examiner to the IRS Appeals Office, contesting the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. We have not yet received notification from the Appeals Office regarding a date to discuss our appeal.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits have been filed against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America Inc., Georgia-Pacific LLC, Temple Inland Inc. and PABCO Building Products LLC. The plaintiffs in these class action lawsuits bring claims on behalf of direct or indirect purchasers of wallboard during various periods from 2008 to present for unspecified monetary damage (including treble damages) and in some cases injunctive relief in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina, North Carolina and the Northern District of Illinois. The Judicial Panel on Multidistrict Litigation has been asked to consider whether their action should be transferred to a single jurisdiction for consolidated pretrial proceedings.

No discovery in any of the actions has taken place. Due to the recent nature of these claims, we are unable to assess the likelihood or amount of potential loss relating to the claims, or whether such losses, if any, would have a material impact on our financial position, results of operations or cash flows. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2012 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$60,781
Series 2005A Tranche C	62,420
Series 2007A Tranche A	10,004
Series 2007A Tranche B	8,856
Series 2007A Tranche C	26,940
Series 2007A Tranche D	41,592

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2012 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at December 31, 2012.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine month periods ended December 31, 2012 and 2011, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. Certain information for Concrete and Aggregates is broken out separately in the segment discussions.

On November 30, 2012, the Company completed the previously announced acquisition (the “Acquisition”) of certain assets of Lafarge North America Inc. (“Lafarge North America”), Lafarge Building Materials Inc., Quicksilver 2005, LLC and Lafarge Midwest, Inc. (together with Lafarge North America, the “Sellers”). The Acquisition was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated September 26, 2012 by and among the Company and the Sellers. The Purchase Price in the Acquisition is estimated to be approximately $453.4 million in cash, subject to certain post-closing adjustments to working capital.

The assets acquired by the Company in the Acquisition were used by the Sellers in connection with producing, marketing and selling Portland cement and concrete in Kansas, Missouri and Oklahoma, and include the following:

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

In most cases, we acquired ownership of these assets from the Sellers. However, the cement plant located in Sugar Creek, Missouri was leased by Lafarge North America pursuant to a long-term lease containing a purchase option exercisable by payment of a nominal fee. This lease, including the purchase option, was transferred to us at the closing of the Acquisition. In addition, we assumed certain liabilities in the Acquisition, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Lafarge Target Business.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subjects us to the economic conditions in such geographic market as well as the national market. General economic downturns or localized downturns in the regions where we have operations generally have a material adverse effect on our business, financial condition and results of operations. Our Cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 400 miles by rail. Concrete and Aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the Kansas City, Missouri area. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout the continental United States.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$164,743	$123,596	33%	$483,444	$378,222	28%
Cost of Goods Sold	(133,482)	(111,125)	20%	(396,797)	(352,661)	13%

Gross Profit	31,261	12,471	151%	86,647	25,561	239%
Equity in Earnings of Unconsolidated Joint Venture	8,852	7,776	14%	24,070	21,160	14%
Corporate General and Administrative	(6,268)	(4,928)	27%	(16,942)	(13,518)	25%
Acquisition and Litigation Expense	(2,485)	(9,117)	(73%)	(8,859)	(9,117)	(3%)
Other Income (Expense)	(223)	591	(138%)	(427)	627	(169%)
Interest Expense, net	(3,836)	(4,210)	(9%)	(11,149)	(13,352)	(17%)
Loss on Debt Retirement	—	(2,094)	(100%)	—	(2,094)	(100%)
Earnings Before Income Taxes	27,301	489	5483%	73,340	9,267	691%
Income Tax (Expense) Benefit	(9,321)	2,408	409%	(23,429)	462	4971%
Net Earnings	$17,980	$2,897	521%	$49,911	$9,729	413%
Diluted Earnings per Share	$0.37	$0.07	429%	$1.07	$0.22	386%

Revenues. Revenues were $164.7 million and $123.6 million for the three month periods ended December 31, 2012 and 2011, respectively. The $41.1 million increase in revenues was due primarily to increased average sales prices in our gypsum wallboard segment and increased sales volumes in all our segments. Increased sales volumes in our cement and concrete and aggregates businesses during the three months ended December 31, 2012, as compared to December 31, 2011, was positively impacted by the Acquisition, which contributed approximately $7.9 million of revenues during the three month period ended December 31, 2012. Including the businesses acquired in the Acquisition, the impact of the increased net sales prices and sales volumes on revenues for the quarter ended December 31, 2012, as compared to December 31, 2011, was approximately $16.5 million and $24.6 million, respectively.

Revenues were $483.4 million and $378.2 million for the nine month periods ended December 31, 2012 and 2011, respectively. The $105.2 million increase in revenues was due primarily to increased average sales prices in our gypsum wallboard segment and increased sales volumes in all our segments. Increased sales volumes in our cement and concrete and aggregates businesses during the nine months ended December 31, 2012, as compared to December 31, 2011, was positively impacted by the Acquisition, which contributed approximately $7.9 million of revenues during the nine month period ended December 31, 2012. Including the business acquired in the Acquisition, the impact of the increased net sales prices and sales volumes on revenues for the quarter ended December 31, 2012, as compared to December 31, 2011, was approximately $44.7 million and $60.6 million, respectively.

Cost of Goods Sold. Cost of goods sold was $133.5 million and $111.1 million during the three month periods ended December 31, 2012 and 2011, respectively. The $22.4 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of goods sold by approximately $23.6 million, partially offset by an approximate $1.2 million net decrease in operating costs. The increase in cost related to increased volumes was primarily related to our wallboard and cement businesses, which comprised approximately $12.5 million and $6.2 million, respectively. The decrease in operating costs in the third quarter of fiscal 2013, as compared to fiscal 2012, was primarily related to our gypsum wallboard and paperboard businesses and was approximately $2.5 million and $4.1 million, respectively, partially offset by an increase of approximately $4.9 million in our cement business.

Cost of goods sold was $396.8 million and $352.7 million during the nine month periods ended December 31, 2012 and 2011, respectively. The $44.1 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of goods sold by approximately $57.6 million, partially offset by an approximate $13.5 million decrease in net operating costs. The increase in cost primarily related to volume increases in our wallboard and cement businesses of approximately $31.1 million and $23.9 million, respectively. Approximately $7.2 million of the increase in cost of sales related to volumes is due to the Acquisition. The decrease in operating costs for the nine months ended December 31, 2012, as compared to nine months ended December 31, 2011, was primarily related to our gypsum wallboard and paperboard businesses and was approximately $10.6 million and $10.5 million, respectively, partially offset by an increase of approximately $8.3 million in our cement business.

Gross Profit. Gross profit was $31.3 million and $12.5 million during the three month periods ended December 31, 2012 and 2011, respectively. The 151% increase was due primarily to increased average sales prices, increased sales volumes and the addition of the Lafarge Target Business, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Gross profit was $86.6 million and $25.6 million during the nine month periods ended December 31, 2012 and 2011, respectively. The 239% increase was due primarily to increased average sales prices, increased sales volumes and the addition of the Lafarge Target Business, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $1.1 million, or 14%, for the three months ended December 31, 2012, as compared to the similar period in 2011. The increase is primarily due to increases in both the average net sales price and sales volume of cement. The impact of the increases in average net sales price and sales volumes on equity in earnings of unconsolidated joint venture during the three month period ended December 31, 2012 was approximately $1.0 million and $2.3 million, respectively, partially offset by increased cost of sales of approximately $2.3 million. The increase in cost of sales was primarily due to the increase in sales volumes, which increased cost of sales by approximately $1.5 million, and increased operating costs, primarily purchased cement and depreciation, which increased operating cost by approximately $0.2 million and $0.3 million, respectively.

Equity in earnings of our unconsolidated joint venture increased $2.9 million, or 14%, for the nine months ended December 31, 2012, as compared to the similar period in 2011. The increase is primarily due to increases in the average net sales price and sales volume. The impact of the increases in average net sales price and sales volumes on equity in earnings of unconsolidated joint venture during the nine month period ended December 31, 2012 was approximately $5.1 million and $2.1 million, respectively, partially offset by increased cost of sales of approximately $4.3 million. The increase in cost of sales was primarily due to the increase in sales volumes, which increased cost of sales by approximately $1.5 million and increased operating costs of $0.7 million in maintenance and $0.8 million in purchased cement.

Corporate General and Administrative. Corporate general and administrative expenses increased 27% and 25% for the three and nine month periods ended December 31, 2012, respectively, compared to the similar periods in 2011. The approximately $1.3 million and $3.4 million increase in corporate general and administrative expenses for the three and nine month periods ended December 31, 2012, respectively, as compared to 2011, is due primarily to increased long-term incentive compensation expenses. Long-term incentive compensation, which is comprised primarily of stock compensation, increased approximately $1.0 million and $2.9 million during the three and nine month periods ended December 31, 2012, respectively, as compared to similar periods in 2011. The increase in stock compensation expense during the three and nine month periods ended December 31, 2012, as compared to the similar period in 2011, is due our issuance of additional equity awards in June 2012, which increased expense during the second and third quarters of fiscal 2013, and our re-assessment of future satisfaction of performance conditions associated with certain stock option grants, which resulted in the reversing of approximately $1.3 million of previously recognized expense during the nine month period ended December 31, 2011.

Acquisition and Litigation Expense. Acquisition and litigation expense consists of expenses related to the Acquisition, the write-off of a greenfield cement opportunity that will no longer be pursued due to the Acquisition, legal fees related to our lawsuit against the IRS and a loss in an arbitration. Acquisition related expenses incurred in the three and nine month periods ended December 31, 2012 were $1.7 million and $5.2 million, respectively. Expense related to the write-off of the greenfield opportunity during the nine month period ended December 31, 2012, was $1.0 million. Legal fees related to our lawsuit against the Internal Revenue Service (the “IRS”) were approximately $0.8 million and $2.7 million during the three and nine month periods ended December 31, 2012, respectively, while the loss in an arbitration (including legal expense) in the nine month period ended December 31, 2011 was $9.1 million. This expense represents the adverse ruling by an arbitration panel in January 2012 in a contract dispute between one of our aggregate mining subsidiaries and another mining company over the right to mine certain areas. The amounts owed under this adverse ruling were paid in March 2012. See Footnote (O) to the Unaudited Consolidated Financial Statements for more information regarding the lawsuit against the IRS.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense decreased approximately $0.4 million and $2.2 million during the three and nine month periods ended December 31, 2012, respectively, as compared to the three and nine month periods ended December 31, 2011. The 9% and 17% decrease in interest expense for the three and nine month periods ended December 31, 2012, respectively, as compared to the similar three and nine month periods in the prior fiscal year, is due primarily to the repurchase of approximately $81.1 million in Senior Notes during December 2011, funded principally by additional borrowings under our Credit Facility, which resulted in both a lower outstanding debt balance, and lower average interest rates on our outstanding debt for most of fiscal 2013, as the interest rate on our Credit Facility is lower than the interest rate on the Senior Notes. As a result of the Acquisition, outstanding debt increased in December 2012, which likely will result in increased interest expense for the remainder of fiscal 2013 and fiscal 2014. The increase in interest expense related to our unrecognized tax benefit of approximately $0.1 million and $0.7 million for the three and nine month periods ended December 31, 2012, respectively, as compared to similar periods in the prior year, is due primarily to our ability to participate in several state amnesty programs. During the quarter ended December 31, 2011, we filed amended returns with several states that offered amnesty for certain penalties and interest. Due to the amnesty relief, we received credits of approximately $0.4 million for interest accrued in prior periods.

Loss on Debt Retirement. This premium is related to the repurchase of certain of our Senior Notes during the quarter ended December 31, 2011. On December 16, 2011, we repurchased a total of approximately $88.1 million of our Series 2005A and Series 2007A Notes. This expense consists of a 2% premium paid on the repurchase, plus brokerage and miscellaneous fees related to the repurchase.

Earnings Before Income Taxes. Earnings before income taxes were $27.3 million and $0.5 million during the three month periods ended December 31, 2012 and 2011, respectively. The $26.8 million increase was primarily due to a $18.8 million increase in gross profit, a $1.1 million increase in equity in earnings of our unconsolidated joint venture, a decrease of $6.6 million in acquisition and litigation expense, a decrease of $0.4 million in interest expense, a $2.1 million decrease in loss on debt retirement, partially offset by increases of $1.4 million and $0.8 million in corporate general and administrative expenses and other expense, respectively.

Earnings before income taxes were $73.3 million and $9.3 million during the nine month periods ended December 31, 2012 and 2011, respectively. The $64.0 million increase was primarily due to a $61.1 million increase in gross profit, a $2.9 million increase in equity in earnings of our unconsolidated joint venture, a decrease of $2.2 million in interest expense, a decrease of $2.1 million in loss on debt retirement, partially offset by increases of $3.4 million and $1.1 million in corporate general and administrative expenses and other expense, respectively.

Income Taxes. The effective tax rate for the nine month period ended December 31, 2012 was approximately 32% compared to approximately (5%) for nine month period ended December 31, 2011. The effective tax rate during fiscal 2012 was positively impacted by our participation in state amnesty programs with the states of Arizona, Colorado and California, as well as the expiration of the statute of limitations for certain items related to the 2004 through 2006 tax years. These events were treated as discrete items in the tax provision and a benefit totaling approximately $2.5 million on an after-tax basis was recognized. The effective tax rate for the full 2012 fiscal year, excluding the discrete items, was approximately 22%. The expected tax rate for the full fiscal year is expected to be 32% in fiscal 2013. The increase in the effective tax rate during fiscal 2013 is primarily due to the reduction in the impact of our depletion deduction associated with increased earnings.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended December 31, 2012 of $18.0 million increased 521% from last year’s net earnings of $2.9 million; while net earnings of $49.9 million for the nine month period ended December 31, 2012 increased 413% from last year’s net earnings of $9.7 million. Diluted earnings per share for the three and nine month periods ended December 31, 2012 were $0.37 and $1.07, respectively, compared to $0.07 and $0.22 for the three and nine month periods ended December 31, 2011, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended December 31,		Percentage Change	For the Nine Months Ended December 31,		Percentage Change
	2012	2011		2012	2011
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Cement (2)	$74,935	$61,510	22%	$229,492	$194,208	18%
Gypsum Wallboard	80,737	54,063	49%	228,284	156,386	46%
Recycled Paperboard	31,331	30,001	4%	93,390	90,414	3%
Concrete and Aggregates	14,201	10,250	39%	41,335	36,032	15%

Gross Revenues	$201,204	$155,824	29%	$592,501	$477,040	24%

Sales Volume
Cement (M Tons) (2)	818	700	17%	2,530	2,191	15%
Gypsum Wallboard (MMSF)	519	421	23%	1,476	1,236	19%
Recycled Paperboard (M Tons)	65	57	14%	187	174	7%
Concrete (M Yards)	143	112	28%	421	391	8%
Aggregates (M Tons)	639	463	38%	2,101	1,846	14%

Average Net Sales Prices (3)
Cement (2)	$82.68	$80.02	3%	$82.17	$80.77	2%
Gypsum Wallboard	120.55	94.86	27%	119.60	92.35	30%
Recycled Paperboard	480.51	527.42	(9%)	498.16	519.20	(4%)
Concrete	71.55	67.11	7%	67.94	63.98	6%
Aggregates	6.13	5.99	2%	6.04	5.95	2%

Operating Earnings
Cement (2)	$16,615	$15,493	7%	$43,923	$39,392	10%
Gypsum Wallboard	16,870	228	7299%	47,356	(4,074)	1262%
Recycled Paperboard	7,963	5,146	55%	20,934	12,214	71%
Concrete and Aggregates	(1,335)	(620)	(115%)	(1,496)	(811)	(84%)
Other, net	(223)	591	(138%)	(427)	627	(168%)

Net Operating Earnings	$39,890	$20,838	91%	$110,290	$47,348	133%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $74.9 million for the three months ended December 31, 2012, which is a 22% increase over revenues of $61.5 million for the three months ended December 31, 2011. The increase in revenues during three months ended December 31, 2012, as compared to the similar quarter in 2011, is primarily due to a 17% increase in sales volumes, as well as a 3% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $9.9 million and $3.5 million, respectively, in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012. The increase in sales volume was primarily due to the Acquisition, which positively increased revenue by $6.2 million, as well as increased construction activity in Texas and our Mountain region.

Operating earnings for the cement business increased to $16.6 million from $15.5 million for the third quarter of fiscal 2013 and 2012, respectively. The increase in operating earnings of approximately $1.1 million is due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $3.7 million, as well as an increase in sales volumes, which positively impacted operating earnings by approximately $2.3 million. The increase in average net sales price and sales volumes was partially offset by increased operating costs during the three month period ended December 31, 2012, as compared to the similar period in 2011, of approximately $4.9 million, primarily related to increased maintenance, purchased raw materials and fixed costs of approximately $2.6 million, $0.8 million and $1.5 million, respectively, partially offset by decreased fuel and power costs of approximately $0.9 million.

Cement revenues were $229.5 million for the nine months ended December 31, 2012, which is an 18% increase over revenues of $194.2 million for the nine months ended December 31, 2011. The increase in revenues during nine months ended December 31, 2012, as compared to the similar period in 2011, is primarily due to a 15% increase in sales volumes, as well as a 2% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $26.9 million and $8.4 million, respectively, in the nine month period ended December 31, 2012, as compared to the similar period in 2011. The increase in sales volume was due to the Acquisition of two cement plants on November 30, 2012 that positively increased revenue by $6.2 million, as well as increased construction activity in Texas and our Mountain region and increased participation in large construction projects in Illinois.

Operating earnings for the cement business increased to $43.3 million from $39.4 million for the nine months ended December 31, 2012 and 2011, respectively. The increase in operating earnings of approximately $3.9 million is due primarily to increased average net sales price, and increased sales volumes, which positively impacted operating earnings by approximately $8.4 million and $4.6 million, respectively. The increase was partially offset by increased operating costs during the nine month period ended December 31, 2012, as compared to the similar period in 2011, primarily due to approximately $6.0 million and $3.9 million of increased maintenance and raw materials costs, respectively, partially offset by a $1.2 million decrease in fuel cost.

Gypsum Wallboard Operations. Sales revenues increased 49% to $80.7 million in the third quarter of fiscal 2013, from $54.1 million in the third quarter of fiscal 2012, primarily due to a 27% increase in the average net sales price and a 23% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $14.1 million and $12.5 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2012. The increased sales volumes are primarily due to increased construction activity in fiscal 2013, as compared to fiscal 2012.

Operating earnings increased to $16.9 million in the third quarter of fiscal 2013, from $0.2 million in the third quarter of fiscal 2012, primarily due to the increase in average net sales prices, which positively impacted operating earnings by approximately $14.1 million, and lower operating expenses, primarily related to an $0.8 million reduction in energy costs and a reduction in paper costs of approximately $1.1 million. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have relatively minor impact on our operating results.

Sales revenues increased 46% to $228.3 million for the nine months ended December 31, 2012, from $156.4 million for the nine months ended December 31, 2011, primarily due to a 30% increase in the average net sales price and a 19% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $41.6 million and $30.3 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2012. The increased sales volumes are primarily due to increased construction activity in fiscal 2013, as compared to fiscal 2012.

Operating earnings increased to $47.4 million for the nine month period ended December 31, 2012, from a loss of $4.1 million in the nine month period ended December 31, 2011, primarily due to the increase in average net sales prices, which positively impacted operating earnings by approximately $41.5 million, and lower operating expenses primarily related to the $5.2 million reduction in energy costs and the approximately $1.4 million decrease in paper cost. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues were $31.3 million for the three month period ended December 31, 2012, as compared to $30.0 million for the three month period ended December 31, 2011. The $1.3 million increase in revenues during the three month period ended December 31, 2012, as compared to 2011, was primarily due to the 14% increase in sales volumes, partially offset by the 9% decrease in average sales price. The increase in sales volumes during the three month period ended December 31, 2012, as compared to 2011, positively impacted revenues by approximately $4.4 million, partially offset by the $3.1 million decrease in revenue due to lower average net sales price. The decrease in average net sales price is due to the pricing provisions in our long-term sales agreement.

Operating earnings increased to $8.0 million in the third quarter of fiscal 2013, as compared to $5.1 million in the third quarter of fiscal 2012, while gross margin increased to 25% in the third quarter of fiscal 2013, as compared to 17% in the third quarter of fiscal 2012. The increased operating earnings and gross margin are largely the result of reduced operating costs, namely recycled fiber costs and energy utilization. Earnings and margin were positively impacted by the change in product sales mix as sales of higher margin gypsum liner increased to 69% in the third quarter of fiscal 2013, from 53% in the third quarter of fiscal 2012, which positively impacted operating earnings by approximately $1.1 million. Operating earnings were also positively impacted by the reduction of $3.4 million in recycled fiber costs (namely OCC) and $0.7 million in energy costs in the third quarter of fiscal 2013, relative to the third quarter fiscal 2012, partially offset by a reduction in average sales prices which negatively impacted operating earnings by approximately $2.1 million.

Revenues increased 3% to $93.4 million for the nine months ended December 31, 2012, from $90.4 million for nine months ended December 31, 2011. The increase in revenue during the nine months ended December 31, 2012, as compared to the similar period in 2011, is due to the increase in sales volumes, partially offset by the decline in average net sales price. The increase in sales volume during the nine months ended December 31, 2012, as compared to the similar period in 2011, positively impacted revenues by approximately $6.7 million, partially offset by approximately $3.7 million due to lower average net sales price. The decrease in average net sales price is due to the pricing provisions in our long-term sales agreement.

Operating earnings increased to $20.9 million for the nine month period ended December 31, 2012, as compared to $12.2 million for the nine month period ended December 31, 2011, while gross margin increased to 22% for the nine month period ended December 31, 2012, as compared to 14% for the nine month period ended December 31, 2011. The increased operating earnings and gross margin are largely the result of reduced operating costs, namely recycled fiber costs and energy utilization. Earnings and margin were positively impacted by the change in product sales mix as sales of higher margin gypsum liner increased to 64% for the nine month period ended December 31, 2012, from 49% in the nine month period ended December 31, 2011, which positively impacted operating earnings by approximately $2.4 million. Operating earnings were also positively impacted by the reduction of $9.7 million in recycled fiber costs (namely OCC) and $2.4 million in energy costs in the nine month period ended December 31, 2012, compared to the nine month period ended December 31, 2011, partially offset by increased chemical expense of approximately $0.8 million and a reduction in average sales prices which negatively impacted operating earnings by approximately $4.3 million.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 39% to $14.2 million in the third quarter of fiscal 2013, as compared to $10.3 million in the third quarter of fiscal 2012. The primary reason for the increase in revenue for the three months ended December 31, as compared to the similar period in 2011, was the 38% increase in sales volumes, which positively impacted revenues by approximately $3.1 million, while a 2% increase in average net sales prices increased revenue by $0.7. The increase in sales volumes was due primarily to the Acquisition, which increased revenues by $1.7 million during the three month period ended December 31, 2012 as compared to the similar period in 2011. The remaining increase in sales volumes was due to increased construction activity in our Austin, Texas market.

Operating loss for the three month period ended December 31, 2012 was approximately $1.3 million, as compared an operating loss of approximately $0.6 million for the three month period ended December 31, 2011. Operating loss was negatively impacted by increased costs during the third quarter of fiscal 2013, as compared to fiscal 2012, which adversely impacted operating loss by approximately $1.3 million, partially offset by increased average selling prices of approximately $0.7 million. Increased operating costs during the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, were primarily related to maintenance, which increased by approximately $0.4 million and a $0.4 million loss from a litigation settlement.

Concrete and aggregates revenues increased 15% to $41.3 million for the nine months ended December 31, 2012, as compared to $36.0 million for the nine months ended December 31, 2011. The primary reason for the increase in revenue for the three months ended December 31, as compared to the similar period in 2011, was the 14% increase in sales volumes, which positively impacted revenues by approximately $3.4 million. In addition to the increase in sales volumes, average sales price increased 2% during the nine month period ended December 31, 2012, as compared to the similar period in 2011, which positively impacted revenues by $1.7 million. The increase in sales volumes was due primarily to the Acquisition, which increased revenues by $1.9 million during the three month period ended December 31, 2012 as compared to the similar period in 2011. The remaining increase in sales volumes was due to increased construction activity in our Austin, Texas market.

Operating loss for the nine month period ended December 31, 2012 was approximately $1.5 million, as compared to operating loss of approximately $0.8 million for the nine month period ended December 31, 2011. Operating loss was negatively impacted by increased costs during the nine month period ended December 31, 2012, as compared to the similar period in 2011, which adversely impacted operating loss by approximately $2.5 million, partially offset by increased average selling prices of approximately $1.7 million. Increased operating costs during the nine month period ended December 31, 2012, as compared to December 31, 2011, were primarily related to maintenance, hauling expense and royalties, which increased by approximately $1.2 million, $0.7 million and $0.4 million, respectively.

GENERAL OUTLOOK

Construction activity for calendar 2013 is expected to continue to improve over calendar 2012 levels. Commercial and residential construction activity increased during calendar 2012, while state budget constraints continue to adversely impact infrastructure spending. Although we do not expect a significant increase in spending for infrastructure in calendar 2013, we do expect spending in 2013 will exceed that of 2012.

While cement demand continues to be impacted by softness in the commercial construction market and state government budget deficits, the severity of the impact is uneven among the different regions. We have seen more signs of recovery in our Texas and Mountain markets, primarily due to the strength of the energy business, than we have in our Nevada and Illinois markets. It also appears that the residential housing market is recovering, which should positively impact the cement markets during the remainder of the fiscal year. The acquisition of the Lafarge Target Business provides us with opportunities in two new cement markets, and now gives us a presence from Chicago to northern California, and down to Texas. Cement consumption increased in calendar 2012 over calendar 2011, however this increase was regional rather than throughout the entire country. We expect cement consumption to increase again in calendar 2013; however, these increases are also expected to be regional rather than throughout the country as a whole.

We do not anticipate significant increases in concrete and aggregate sales prices and sales volumes in our northern California market, as demand for residential and infrastructure projects in this region are expected to remain soft. We are starting to see a recovery of volume and price in our Austin, Texas market. We do not expect the concrete and aggregate assets that are part of the Lafarge Target Business to materially impact our revenues or operating earnings during the remainder of fiscal 2013.

There are some indications that the residential and commercial construction markets are improving. Industry shipments of gypsum wallboard during calendar 2012 increased 10% to 18.9 billion square feet from gypsum wallboard shipments in calendar 2011, and we expect industry shipments to improve in calendar 2013. We implemented a wallboard price increase effective January 2013.

Our recycled paperboard segment continues to identify sales opportunities in each of its markets to enable our paper operation to maximize its operating earnings. Fiber prices, which are our largest operating cost, have declined in fiscal 2013, as compared to fiscal 2012, which have positively impacted operating earnings. Prices are expected to remain stable for the rest of the fiscal year; however, any increases in fiber prices in future periods would adversely impact our cost of manufacturing and profit margins. We anticipate the cost of electricity and natural gas will remain consistent throughout the remainder of fiscal 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Consolidated Financial Statements of the Form 10-Q for information regarding any recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2012	2011
	(dollars in thousands)
Net Cash Provided by Operating Activities	$106,953	$43,742
Investing Activities:
Capital Expenditures	(28,832)	—
Acquisition	(448,420)	(22,944)

Net Cash Used in Investing Activities	(477,252)	(22,944)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	3,461	156
Increase in Credit Facility	221,000	82,000
Decrease in Long-Term Debt	(4,677)	(88,064)
Dividends Paid	(13,601)	(13,424)
Net Proceeds from Offering of Common Stock	154,832	—
Payment of Debt Acquisition Costs	(1,751)	—
Shares Repurchased to Settle Employee Taxes on RSUs	(921)	(393)
Proceeds from Stock Option Exercises	14,722	732

Net Cash Provided by (Used in) Financing Activities	373,065	(18,993)

Net Increase in Cash	$2,766	$1,805

Cash flows from operating activities increased $63.2 million to $107.0 million during the nine month period ended December 31, 2012, as compared to $43.7 million during the similar period in 2011. This increase was largely attributable to increased net earnings of approximately $40.2 million, and increased cash flows from changes in operating assets and liabilities. Excluding the impact of working capital purchased in the Acquisition, cash flows from operations were positively impacted during the nine months ended December 31, 2012 by a decrease in inventory of approximately $7.7 million and increases of approximately $12.5 million and $10.3 million in accounts payable and accrued expenses and income taxes payable, partially offset by increases in accounts and notes receivable of approximately $5.0 million and an increase in other assets of approximately $9.2 million. During the nine months ended December 31, 2011, cash flows from operating activities were negatively impacted by an increase in accounts and notes receivable of approximately $8.8 million partially offset by a decrease in inventories of approximately $1.6 million, an increase in accounts payable and accrued expenses of approximately $3.1 million and an increase in income taxes payable of approximately $3.4 million.

Working capital increased to $132.9 million at December 31, 2012, compared to $114.8 million at March 31, 2012, primarily due to increased accounts and notes receivable, inventories and prepaid and other assets, partially offset by increased accounts payable and accrued liabilities. Increases in both current assets and current liabilities during the nine month period ended December 31, 2012 are primarily related to working capital acquired in the Acquisition. In connection with the Acquisition, working capital, primarily inventory and accounts receivable, partially offset by accounts payable and accrued liabilities increased $34.8 million. In addition to liabilities assumed in the Acquisition, accrued liabilities increased due to the accrual of certain expenses related to the Acquisition that were not paid at December 31, 2012. The remaining amounts accrued are expected to be paid during January 2012. The increase in income tax payable is primarily due to the increase in our projected annual tax rate and our increased earnings for the nine month period ended December 31, 2012 as compared to the nine month period ended December 31, 2011.

The increase in accounts and notes receivable at December 31, 2012 as compared to March 31, 2012 is primarily due to accounts receivable obtained in the Acquisition. Excluding the accounts receivable purchased in the Acquisition, accounts receivable increased slightly at December 31, 2012 as compared to accounts receivable at March 31, 2012. This increase is primarily due more favorable weather in the late fall than in the winter, which contributed to increased construction activity, particularly infrastructure projects in all of our markets. The increase in accounts receivable at December 31, 2012, as compared to March 31, 2012, was consistent with the increase in revenues during the same periods. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 41% at December 31, 2012 and 48% at March 31, 2012. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at December 31, 2012. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at December 31, 2012.

Our inventory balance at December 31, 2012 increased approximately 9% from the inventory balance at March 31, 2012. Excluding the impact of the inventory acquired in the Acquisition, inventory would have declined approximately 8%. This decline was expected as we generally build cement inventories over the winter to meet our demand during the spring, summer and early fall. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

As described in more detail below, the IRS has challenged certain depreciation deductions claimed by us with respect to assets (the “Republic Assets”) acquired by us from Republic Group LLC in a transaction completed in November 2000 (the “Republic Asset Acquisition”). We are engaged in administrative and judicial proceedings seeking to establish our right to claim these deductions.

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

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $1.9 million has accrued on these amounts as of December 31, 2012. These amounts have been fully accrued in our financial statements at December 31, 2012. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at December 31, 2012 and March 31, 2012. On October 31, 2012, we appealed the findings of the examiner to the IRS Appeals Office, contesting the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. We have not yet received notification from the Appeals Office regarding a date to discuss our appeal. See Note (O) of the Notes to Unaudited Consolidated Financial Statements.

Net cash used in investing activities during the nine month period ended December 31, 2012 was approximately $477.3 million, as compared to net cash used in investing activities of $22.9 million during the similar period in 2011, an increase of approximately $454.4 million. A substantial majority of the increase, $448.4 million, related to the Acquisition, while the remaining amount is due to the construction of our new sand processing plant, which began during the quarter ended December 31, 2012. The majority of the remaining expenditures in the first nine months of fiscal 2013 relate to cost reduction projects and sustaining capital expenditures. We anticipate spending between $15 million and $20 million during fiscal year 2013, which is consistent with the amount spent in fiscal 2012. We anticipate increased expenditures for property, plant and equipment in the fourth quarter of fiscal 2013, as compared to fiscal 2012, related to our new sand mining and processing business.

Net cash provided by financing activities increased to approximately $373.1 million during the nine month period ended December 31, 2012, as compared to net cash used in investing activities of approximately $19.0 million during the similar period in 2011. This $392.1 million increase in net cash provided by financing activities is primarily due to the issuance of common stock and increased borrowings related to the Acquisition. In October 2012, we completed the issuance of common stock in an underwritten public offering that generated net proceeds of approximately $154.8 million. We also increased our outstanding borrowings under our Credit Facility by $221.0 million during the nine month ended December 31, 2012. Net cash provided by financing activities was also positively impacted during the nine month period ended December 31, 2012, as compared to the nine months ended December 31, 2011, by an increase in stock option exercises and the related tax benefits of such exercises. Net cash provided from stock option exercises and their related tax benefit was approximately $18.2 million during the nine month period ended December 31, 2012 as compared to approximately $0.9 million during the similar period in 2011. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 41.3% and 40.8%, respectively, at December 31, 2012, as compared to 36.1% and 35.5%, respectively, at March 31, 2012.

Debt Financing Activities.

Credit Facility -

On December 16, 2010, we entered into a $300.0 million credit agreement that expires on December 16, 2015. The Credit Facility was amended on September 26, 2012 (the “Credit Facility”). The amendment to the Credit Facility increased available borrowings from $300.0 million to $400.0 million and changed certain provisions in our debt covenants to allow for the purchase of the Lafarge Target Business. These changes primarily related to amending the definition of Consolidated EBITDA to allow the add back of certain transaction and other allocated overhead costs that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by all major operating subsidiaries of the Company. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, to its consolidated indebtedness, or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable monthly or at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated funded indebtedness ratio (consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions) of 3.5 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization and other non-cash deductions to interest expense) of at least 2.5. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0. We had $291.0 million of borrowings outstanding under the Credit Facility at December 31, 2012, and had $102.0 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at December 31, 2012.

Senior Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes during prior periods. During the quarter ended December 31, 2012, Tranche A of the Series 2005A Senior Notes matured and we retired the remaining $4.7 million in notes from this Tranche. Following these repurchases and maturities, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We had not sold any notes pursuant to the Shelf Agreement as of December 31, 2011.

As a result of the Acquisition, we succeeded to the leasehold interest held by Lafarge North America with respect to the cement plant located in Sugar Creek, Missouri, as well as obligations under certain related industrial revenue bonds. In 1998, Lafarge North America entered into a series of agreements, which were later amended in 2003, with the City of Sugar Creek, Missouri in connection with the construction of improvements at the Sugar Creek cement plant. Under these agreements, Lafarge North America leased the Sugar Creek cement plant from the City of Sugar Creek, Missouri, which issued $150.0 million of tax-exempt and taxable industrial revenue bonds to partly finance the construction of such improvements.

Upon the closing of the Acquisition, funds for the retirement of $47.0 million of the industrial revenue bonds were placed into an escrow account by Lafarge North America, leaving $103.0 million of industrial revenue bonds outstanding. These remaining $103.0 million of industrial revenue bonds held by Lafarge North America were transferred to us in the Acquisition. The lease payments due to the City of Sugar Creek under the Sugar Creek cement plant lease are equal in amount to payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. As we are now the holder of all of the outstanding industrial revenue bonds, all lease payments made in respect of the remaining industrial revenue bonds are returned to us, and no debt is reflected on our financial statements in connection with our lease of the Sugar Creek cement plant.

We do not have any off balance sheet debt, except for approximately $12.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At December 31, 2012, we had $7.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $13.4 million in performance bonds relating primarily to our mining operations.

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

Cash Used for Share Repurchases.

We did not repurchase any of our shares on the open market during the nine month period ended December 31, 2012. As of December 31, 2012, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the nine month period ended December 31, 2012, 16,640 shares of stock were withheld from employees upon the vesting of Restricted Shares or Restricted Shares Units that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $13.6 million and $13.4 million for the nine month periods ended December 31, 2012 and 2011, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

		For the Nine Months Ended December 31,
	Acquisition	2012	2011
		(dollars in thousands)
Land and Quarries	$35,200	$7,901	$11,635
Plants	251,500	14,830	8,506
Buildings, Machinery and Equipment	119,900	6,101	2,803

Total Capital Expenditures	$406,600	$28,832	$22,944

During fiscal 2012, we purchased land with mineral reserves in the Midwest for the purpose of developing a frac sand business to serve the oil services and other industrial end markets. We have finalized permitting and plant design and are now focused on plant construction. We anticipate additional capital expenditures in the range of $25.0 million to $50.0 million during fiscal years 2013 and 2014 to support the development of our frac sand business. See Management’s Discussion and Analysis of Results of Operations and Financial Condition – Executive Summary on page 23 for more information. See Footnote (B) of the Unaudited Consolidated Financial Statements for more information related to the capital expenditures related to the Acquisition.

Included in the above table is the estimated fair value of property, plant and equipment acquired in the Acquisition. The fair value allocated above is preliminary, and subject to change. The total amount paid by the Company at closing was $448.4 million.
See Note (B) in the Notes to Unaudited Consolidated Financial Statements for more information on the provisional allocation of estimated Purchase Price to the assets acquired and liabilities assumed in the Acquisition.

Historically, annual maintenance capital expenditures have been approximately $15.0 to $20.0 million, which we anticipate will be similar for fiscal 2013. Total capital expenditures for fiscal 2013, including both the new business and maintenance capital expenditures, are expected to be approximately $40.0 to $70.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at December 31, 2012, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $291.0 million of borrowings outstanding at December 31, 2012 would increase our interest expense by approximately $2.9 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Outstanding Lawsuit against IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposed to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which was comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In addition, on October 5, 2012, the IRS issued a 30-day letter related to the examination of the tax returns for fiscal years ended March 31, 2007 through March 31, 2010, denying certain depreciation deductions claimed by us with respect to the Republic Assets, similar to the actions taken by the IRS for our tax years ended March 31, 2001 through March 31, 2006, described above. With respect to the tax returns for fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $1.9 million has accrued on these amounts as of December 31, 2012. See Note (O) of the Notes to the Consolidated Financial Statements for more information.

EPA Notice of Violation

On October 5, 2010, Region IX of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties and injunctive relief; however, the NOV does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOV. NCC met with the EPA in December 2010, and again in September 2012, to discuss the NOV and NCC’s defenses to the allegations and to discuss possible settlement. In addition in December 2012 NCC received an additional Section 114 request for information from the EPA. NCC is in the process of responding to that request. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. Should this matter go to full litigation and the EPA were to prevail on its claims, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. If litigation regarding this matter occurs, it could take several years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits have been filed against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America Inc., Georgia-Pacific LLC, Temple Inland Inc. and PABCO Building Products LLC. The plaintiffs in these class action lawsuits bring claims on behalf of direct or indirect purchasers of wallboard during various periods from 2008 to present for unspecified monetary damage (including treble damages) and in some cases injunctive relief in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina, North Carolina and the Northern District of Illinois. The Judicial Panel on Multidistrict Litigation has been asked to consider whether their action should be transferred to a single jurisdiction for consolidated pretrial proceedings.

No discovery in any of the actions has taken place. Due to the recent nature of these claims, we are unable to assess the likelihood or amount of potential loss relating to the claims, or whether such losses, if any, would have a material impact on our financial position, results of operations or cash flows. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are affected by the level of demand in the construction industry.

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the previous downturn in residential and commercial construction materially impacted our business, there are some indications that such markets are improving; however, the rate and sustainability of such improvement remains uncertain. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects, which is affected by the budget constraints being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including continued weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

We and our customers participate in cyclical industries and regional markets, which are subject to industry downturns.

A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations are in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations generally have an adverse effect on demand for our products and adversely affect the collectability of our receivables. In general, any further downturns in these industries or regions could have a material adverse effect on our business, financial condition and results of operations.

Volatility and disruption of financial markets could affect access to credit.

Difficult economic conditions can cause a contraction in the availability, and increase the cost, of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company and our customers.

Our and our customers’ operations are subject to extensive governmental regulation, including environmental laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various certificates, permits or licenses are required in order for us or our customers to conduct business or for construction and related operations. Although we believe that we are in compliance in all material respects with regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from opening, expanding or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.

For example, GHGs are regulated as pollutants under the Clean Air Act and subject to reporting and permitting requirements. Future consequences of GHG permitting requirements and potential emission reduction measures for our operations may be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas.

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC MACT was scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 655 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC MACT, the EPA proposed a settlement agreement with industry petitioners in May 2012. In December 2012, pursuant to the settlement, the EPA finalized amendments to the PC MACT which extended the compliance date until September 9, 2015 for existing cement kilns and made certain changes to the rules governing particulate matter monitoring methods and emissions limits, among other revisions. The PC MACT, both as originally promulgated and as revised, will materially increase capital costs and costs of production for the Company and the industry as a whole.

In 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted if any. In April 2012 a number of environmental and community groups filed suit seeking to force the EPA to complete this rulemaking. That case is pending in the United States District Court for the District of Columbia. If rules are promulgated by the EPA it is possible that such rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

We may incur significant costs in connection with pending and future litigation

We are, or may become, party to various lawsuits, claims, investigations and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict, but could be adverse and material in amount. In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention and we may incur significant costs in defending these matters. See Item 1. Legal Proceedings of this report.

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

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations or expand or modify our facilities. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing greenhouse gas emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future. See “Item 1. Business – Industry Segment Information – Environmental Matters” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 25, 2012, for more information on our regulatory and environmental matters.

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

Our Credit Facility and the Note Purchase Agreements governing our Senior Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

•	Incur additional indebtedness;

•	Sell assets or make other fundamental changes;

•	Engage in mergers and acquisitions;

•	Pay dividends and make other restricted payments;

•	Make investments, loans, advances or guarantees;

•	Encumber the assets of the Company and its restricted subsidiaries;

•	Enter into transactions with our affiliates.

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including the changes in general business and economic conditions, may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under these agreements. This may allow the lenders under these agreements to declare all amounts outstanding to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

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

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity by impacting the cost of borrowed funds to builders. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our Credit Facility. Inflation can result in higher interest rates. With inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its direct and indirect adverse impact on our business and results of operations.

Any new business opportunities we may elect to pursue will be subject to the risks typically associated with the early stages of business development or product line expansion.

We are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary – New Business Initiatives.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

Risks Related to the Acquisition of the Lafarge Target Business

We may not realize any or all of the anticipated benefits of the Acquisition and the Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the Acquisition as we may not be able to accomplish the integration of the Lafarge Target Business with our existing operations. We may not be able to accomplish the integration of the Lafarge Target Business smoothly, successfully or within the anticipated costs or timeframe. In general, we cannot assure you that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the Acquisition. In addition the market price of our common stock may decline if we do not achieve the anticipated benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Acquisition on our financial results is not consistent with expectations of financial or industry analysts.

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

We incurred substantial indebtedness in order to finance the Acquisition, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

In order to finance the Acquisition, we incurred borrowings of approximately $310.0 million under the Credit Facility. We expect to use cash flow generated from our future operations to make payments on our debt obligations and to fund planned capital expenditures. Our future ability to satisfy these obligations and make these expenditures is subject, to some extent, to financial, market, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, which could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

The Lafarge Target Business is subject to government laws, regulations, consent decrees and other requirements relating to the protection of the environment and other matters that may impose significant costs and future requirements that could limit the way we operate our business.

The Lafarge Target Business is subject to certain obligations under a consent decree between Lafarge North America and the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Not all specific limitations have been finalized; however, upon determination, these limitations, along with specific emissions limitations that have already been finalized, will apply to our operation of the Lafarge Target Business. It is difficult to predict with reasonable certainty the impact of these limitations on the operations or operating costs of the Lafarge Target Business. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our ability to achieve the anticipated benefits of the Acquisition or on our financial condition or results of operations.

The Lafarge Target Business is subject to federal, state and local laws and regulations with respect to, among others, environmental matters, including laws and regulations not applicable to our business prior to the Acquisition such as the NESHAP for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes, including those operated at the cement plant acquired by us in Tulsa, Oklahoma. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, in 2011, the EPA adopted new rules regulating emissions of air pollutants from commercial and industrial solid waste incineration units (the “CISWI standards”), and providing a definition of “solid waste” for the purpose of determining whether the combustion of certain materials is regulated under the CISWI standards or other rules. It is expected that, in the near future, the EPA will publish certain adjustments to the CISWI standards, including changes to emission limits and monitoring provisions, and provide clarification as to which units qualify as CISWI units. These rules may apply to one of the cement kilns used by the Lafarge Target Business and may impose new control requirements requiring significant capital expenditures for compliance. Existing CISWI units will need to comply with the CISWI standards no later than three years after the EPA approves a state plan or five years after the publication date of the final amendments, whichever is earlier.

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

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101	The following information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 8, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated income statements for the three and nine month periods ended December 31, 2012 and 2011, (ii) consolidated statements of comprehensive earnings for the three and nine month periods ended December 31, 2012 and 2011 (iii) the consolidated balance sheets at December 31, 2012 and March 31, 2012, (iv) the consolidated statements of cash flows for the nine months ended December 31, 2012 and 2011, and (v) the notes to the consolidated financial statements.(2)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
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

EAGLE MATERIALS INC.
Registrant

February 8, 2013	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

February 8, 2013	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

February 8, 2013	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)