Form 10-K
period 2013-03-31
EAGLE MATERIALS INC
filed 2013-05-24
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO   ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2012 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $2.0 billion.

As of May 21, 2013, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	49,503,696

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 7, 2013 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) was founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”), and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares in EXP to its shareholders (the “Spin-off”). Since the date of the Spin-off, we have no longer been affiliated with Centex. Our primary businesses are the manufacture and distribution of gypsum wallboard and the manufacture and sale of cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We sell cement in six regional markets, including northern Nevada and California, the greater Chicago area, the Rocky Mountain region, the Central Plains region and Texas. Our gypsum wallboard business is supported by our recycled paperboard business, while our cement business is supported by our concrete and aggregates business.

Our products are commodities that are essential in the construction and renovation of houses, roads, bridges, commercial and industrial buildings and other, newer generation structures like wind farms. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are geographically diverse, which subject us to the economic conditions in each such geographic market as well as the national construction market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our gypsum wallboard and paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the northeast, and therefore are more impacted by national downturns. The markets of our cement companies are more regional due to the low value-to-weight ratio of cement, which generally limits shipments to a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are primarily local businesses that serve the areas immediately surrounding Austin, Texas, the greater Kansas City area and north of Sacramento, California. Cement, concrete and aggregates demand is more sensitive to change in local and regional markets and economies than the national market, as well as being more susceptible to seasonal impact due to adverse weather.

Our goal, through relentless and disciplined continuous improvement, is to be the lowest cost producer in each of the markets in which we compete. As such, we will continue to focus on reducing costs and improving our operations, recognizing that being the lowest cost producer is a key to our success.

On November 30, 2012, the Company acquired certain assets (the “Acquisition”) of Lafarge North America Inc. and certain of its subsidiaries (“Lafarge North America”). The assets acquired by the Company (“Recently Acquired Assets”) are used to produce, market and sell portland cement, aggregates and concrete in Kansas, Missouri, Nebraska and Oklahoma, and include the following:

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

The Acquisition expanded the Company’s market into the central part of the United States and, together with our existing markets, creates a network of cement plants and distribution terminals stretching from Chicago, Illinois to northern California, and south to Texas.

At March 31, 2013, we operated six cement plants (one of which belongs to our joint venture company), five gypsum wallboard plants, one recycled paperboard plant, seventeen concrete batching plants and four aggregates facilities. The gypsum wallboard plant in Bernalillo, New Mexico has been temporarily idled since 2009, pending market demand improvement.

While each of our segments has been impacted by the economic downturn which began in 2008, underlying economic fundamentals in the U.S. improved in calendar 2012. Cement consumption in the United States, as estimated by the Portland Cement Association, increased 9% to 87.2 million short tons in calendar 2012 as compared to 79.9 million short tons in calendar 2011, with imported cement consumption consistent at approximately 9% of total sales in calendar 2012 and 2011. The increase in consumption benefited EXP, as our cement sales volumes, excluding volumes from the Recently Acquired Assets, increased approximately 12%, in fiscal 2013, as compared to fiscal 2012. The increases occurred in all of our markets, with the largest increases in our Mountain and Illinois markets.

We continue to pursue opportunities in businesses which are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies and existing infrastructure and customer relationships. The entry into any such new businesses requires capital expenditures and the investment of management time and other resources, and is subject to the risks associated with any new business development. During fiscal 2012 and 2013, we purchased land with mineral reserves in the Midwest for the purpose of developing a frac sand business to serve the oil services and other industrial end markets. During fiscal 2013, we constructed a drying plant in Corpus Christi, Texas to process and market the sand in Texas. We continue to seek other locations that are geographically supportive of the frac sand business, and anticipate additional capital expenditures related to frac sand in the range of $15 million to $25 million in fiscal 2014. Beginning in fiscal 2014, the results of operations of the frac sand business will be reported in the concrete and aggregates segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary”.

We will also continue to focus on growth through acquisitions or expansion of existing facilities that we believe provide an opportunity to realize an appropriate return on investment and increased profitability for our shareholders.

INDUSTRY SEGMENT INFORMATION

While our businesses are separated into four segments, these four segments are generally related to two businesses, and are therefore discussed as follows: Cement and Concrete and Aggregates, and Gypsum Wallboard and Recycled Paperboard. A description of these business segments can be found on pages 2-14.

We conduct one of our six cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Revenues from external customers, operating earnings, identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (G) of the Notes to the Consolidated Financial Statements on pages 67-70.

CEMENT, CONCRETE AND AGGREGATES OPERATIONS

Company Operations

Cement. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; Sugar Creek, Missouri; Tulsa, Oklahoma and Fernley, Nevada. All of our cement subsidiaries are wholly-owned except the Buda, Texas plant, which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of

Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name of Illinois Cement Company; the Laramie, Wyoming plant operates under the name of Mountain Cement Company; the Fernley, Nevada plant operates under the name of Nevada Cement Company and our Sugar Creek, Missouri and Tulsa, Oklahoma plants operate under the name Central Plains Cement Company.

Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and, at present, approximately 75% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

Location	Rated Annual Clinker Capacity (M short tons)(1)		Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (Years)
Buda, TX	1,300	(2)	Dry –4 Stage Preheater/ Pre-calciner	1	1983	50+	(5)
LaSalle, IL	1,000		Dry – 5 Stage Preheater/ Pre-calciner	1	2006	33	(5)
Sugar Creek, MO	1,000		Dry – 5 Stage Preheater/ Pre-calciner	1	2002	50+	(5)
Laramie, WY	650		Dry – 2 Stage Preheater Dry – Long Dry Kiln	1 1	1988 1996	50+	(6)
Tulsa, OK	650		Dry – Long Dry Kiln	2	1961 1964	50	(5)
Fernley, NV	500		Dry – Long Dry Kiln Dry – 1 Stage Preheater	1 1	1964 1969	50+	(6)

Total-Gross (3)	5,100

Total-Net (3)(4)	4,450

(1)	One short ton equals 2,000 pounds.
(2)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.
(4)	Net of partner’s 50% interest in the Buda, Texas plant.
(5)	Owned reserves.
(6)	Includes both owned and leased reserves.

Our net cement production, including our 50% share of the cement Joint Venture production, totaled 3.1 million short tons in fiscal 2013 and 2.4 million short tons in fiscal 2012. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 3.3 million short tons and 2.7 million short tons in fiscal 2013 and fiscal 2012, respectively. Cement production and sales related to the Recently Acquired Assets totaled 0.3 million tons and 0.3 million tons, respectively, and have been included in the fiscal 2013 amounts above. The Joint Venture also owns a minority interest in an import terminal in Houston, Texas and can purchase up to 495,000 short tons annually from this cement terminal.

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

The construction aggregates business consists of the mining, extraction, production and sale of crushed stone, sand, gravel and lightweight aggregates such as expanded clays and shales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of readymix concrete and asphaltic mixes used in highway construction and maintenance. In addition to construction aggregate, in fiscal 2013, we completed our facility that is used to produce sand that is used in hydraulic fracturing (“frac sand”) and expect to begin selling frac sand in the Texas market during fiscal 2014.

We produce and distribute readymix concrete from company-owned sites north of Sacramento, California; Austin, Texas and the greater Kansas City area. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	42
Austin, Texas	6	83
Kansas City Area	8	74

Total	17	199

We conduct aggregate operations near our concrete facilities in northern California; Austin, Texas and the greater Kansas City area. Currently our activities in our frac sand business are in the Utica, Illinois area and in south Texas. Aggregates and frac sand are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations:

Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)		Estimated Minimum Reserves (Years)
Northern California	Sand and Gravel	4,000		100+	(1)
Austin, Texas	Limestone	3,000		47	(2)
Kansas City Area	Limestone	900		50+	(1)
Utica, Illinois	Frac Sand	2,500	(3)	50+	(1)

Total		10,400

(1)	Owned reserves through various subsidiaries.
(2)	Leased reserves.
(3)	Our plant in Utica is currently under construction.

Our total net aggregate sales were 2.6 million tons in fiscal 2013 and 2.2 million tons in fiscal 2012. Total aggregates production was 2.4 million tons and 2.9 million tons for fiscal 2013 and fiscal 2012, respectively. Included in the fiscal 2013 information above are 0.1 million tons in both sales and production attributable to the Recently Acquired Assets. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas, the greater Kansas City area and California. There were no sales of frac sand during fiscal 2013, as the sand processing facility in Corpus Christi was not completed until March 2013. We expect to market and sell frac sand beginning in fiscal 2014.

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

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas as an alternative. The cost of delivered coal and petroleum coke rose in fiscal 2013 as compared to fiscal 2012, primarily due to increased freight costs. The Tulsa plant currently burns alternative fuels, as well as coal and petroleum coke, and the Sugar Creek plant currently burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012 both plants had existing alternative fuels programs managed by a company that supplies alternative fuels and materials to cement. In keeping with Eagle’s commitment to sustainability and to cost management, we continued these programs to manage our alternative fuels and materials at those plants.

Electric power is also a major cost component in our manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our cement plants approximately 15%, 100% and 95% of the cement requirements for our Austin, greater Kansas City and northern California concrete operations, respectively. We supply approximately 40%, 35% and 85%, respectively, of our aggregates requirements for our Austin, greater Kansas City and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple sources in each of these areas.

We mine and extract limestone, sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The northern California quarry is estimated to contain over one billion tons of sand and gravel reserves. The Austin, Texas quarry is covered by a lease which expires in 2060. Based on its current production capacity, we estimate our northern California and Austin, Texas quarries contain over 100 years and approximately 50 years of reserves, respectively. Our Kansas City quarry currently has over 50 years of reserves, and we are actively seeking additional reserves to extend the life of the quarry. We currently own a quarry in Utica, Illinois with approximately 50+ years of frac sand reserves.

Sales and Distribution

Cement. The principal sources of demand for cement are infrastructure, commercial construction and residential construction, with public works contracts comprising over 50% of total demand. Cement consumption increased 9% during calendar 2012 from calendar 2011, and the Portland Cement Association predicts cement consumption will increase another 6% in calendar 2013. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.

The following table sets forth certain information regarding the geographic areas served by each of our cement plants and the location of our distribution terminals in each area. We have a total of 16 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Principal Geographic Areas	Distribution Terminals
Buda, Texas	Texas and western Louisiana	Corpus Christi, Texas Houston, Texas Roanoke (Ft. Worth), Texas Waco, Texas Houston Cement Company (Joint Venture), Houston, Texas

LaSalle, Illinois	Illinois and southern Wisconsin	Hartland, Wisconsin

Sugar Creek, Missouri	Western Missouri, eastern Kansas and northern Nebraska	Sugar Creek, Missouri Iola, Kansas Wichita, Kansas Omaha, Nebraska

Laramie, Wyoming	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah Denver, Colorado North Platte, Nebraska

Tulsa, Oklahoma	Oklahoma, western Arkansas and southern Missouri	Oklahoma City, Oklahoma Springfield, Missouri

Fernley, Nevada	Northern Nevada and northern California	Sacramento, California

Cement is distributed directly to our customers mostly through customer pickups, as well as by common carriers from our plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement segment sales during fiscal 2013. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

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

The Portland Cement Association estimates that imports represented approximately 9% of cement used in the U.S. during calendar years 2012 and 2011, and 10% of the cement used in calendar 2010. Based on the normal distribution of cement into the market, we believe that approximately 5% to 10% of the total consumption will consistently be served by imported cement.

Concrete and Aggregates. Demand for readymix concrete and aggregates largely depend on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s selling area. Our batch plants in Austin, the greater Kansas City area and northern California are strategically located to serve each selling area. Concrete is delivered from the batch plants primarily by company-owned trucks, as well as third party contractors in certain markets.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% or more of our segment revenues during fiscal 2013. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

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

The frac sand proppant business continues to show signs of growth throughout the central United States. Proppants are used to “prop” open hydraulic fractures, enabling hydrocarbons to be extracted from oil and gas shale formations. The United States is the single largest consumer of proppants, followed by Canada. The 2013 USGS Minerals Yearbook Summary, published in February 2013, reports that 25.7 million tons of frac sand were consumed in the United States in 2012, compared to 16.3 million tons in 2011, a 58% increase. This follows frac sand consumption increasing approximately 85% in 2010 to approximately 13.3 million tons, as compared to approximately 7.2 million tons in 2009.

During fiscal 2014, we expect to provide frac sand to oil and gas companies operating in south Texas, as well as explore opportunities in other markets.

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

Six environmental issues involving the cement manufacturing industry deserve special mention. The first issue involves cement kiln dust or CKD. The federal Environmental Protection Agency (“EPA”) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. Although the EPA had previously indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards, as of May 2013 the EPA still has not finalized the 1999 proposal. Based on currently available information, it is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

Currently, substantially all CKD produced in connection with our ongoing operations is recycled, and therefore such CKD is not viewed as a waste under RCRA. However, CKD was historically collected and stored on-site at our Illinois, Nevada, Missouri, Oklahoma and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. If either the EPA or the states decide to impose management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

A second industry environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. We currently do not use refractory brick containing chromium, and we crush spent refractory brick which is then used as raw feed in the kiln.

A third industry environmental issue involves the potential regulation of our emission of greenhouse gasses (“GHGs”), including carbon dioxide. The consequences of GHG emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures, and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.

In response to the Supreme Court’s ruling in Massachusetts v. EPA, 127 S. Ct. 1438 (2007), that GHGs are pollutants subject to regulation under the Clean Air Act, the EPA has taken steps that would result in the regulation of GHGs as pollutants under the Clean Air Act. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. On December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. This rule, according to EPA, will trigger construction and operating permit requirements for large stationary sources, including cement plants. In a final rule issued on May 13, 2010, known as EPA’s “Tailoring Rule,” any major modification of our existing plants (or construction of a new plant) after January 1, 2011 that triggered prevention of significant deterioration (“PSD”) requirements for non-GHG emissions would also trigger PSD for GHG if our proposed GHG emissions equaled or exceeded 75,000 tons per year. This would require the installation of controls on those GHG emissions. Effective July 1, 2011, any modification or expansion of our existing plants that results in an increase in GHG emissions of 75,000 tons or more per year or any construction of a new plant that results in an increase in GHG emissions of 100,000 tons or more per year will require the plant to meet PSD control requirements for GHG emissions even if PSD is not triggered for any other pollutant. Furthermore, EPA has committed to periodically reviewing the tonnage thresholds for new and modified sources and may lower them in the future. If PSD requirements were triggered, it would require sources to evaluate, and possibly install, measures to reduce or limit GHGs. These limitations on emissions of GHGs from our equipment or operations could require us to incur costs to reduce such emissions and could ultimately affect our operations and our ability to obtain air permits for new or modified facilities.

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

The fourth industry environmental issue is that in September 2010 the EPA promulgated final regulations for certain Hazardous Air Pollutants (“HAPs”) for portland cement manufacturing. For specific HAPs, the final rule requires cement plants to meet certain emission and operating standards. The new rule sets limits on mercury emissions from existing portland cement kilns and increases the stringency of emission limits for new kilns. The rule sets emission limits for total hydrocarbons, and also sets emission limits for particulate matter as a surrogate for non-volatile metal HAPS, from cement kilns of all sizes, and reduces hydrochloric acid emissions from kilns that are large emitters. As a result of industry challenges to the regulations, the U.S. Court of Appeals for the D.C. Circuit remanded certain provisions of the regulations to EPA for review in December 2011 in Portland Cement Ass’n v. EPA, 665 F.3d 177 (D.C. Cir. 2011) and EPA proposed a settlement agreement in May 2012 with industry petitioners that would require EPA to agree to reconsider certain other provisions of the regulations. EPA finalized regulations as a result of this reconsideration in February 2013. Emission standards for total hydrocarbons and particulate matter were made somewhat less stringent than the 2010 final rule. In addition, EPA agreed to delay the onset of compliance requirements of the revised emission and operating standards until September 2015. On April 5, 2013, environmental groups filed a lawsuit to stay the February 2013 final rule, requesting that EPA be required to revert to the 2010 emission and compliance standards including the original 2013 compliance date. We also do not believe we would be placed at a competitive disadvantage by such rules.

The fifth environmental issue is the finalization of the Commercial and Industrial Solid Waste Incineration (“CISWI”) rule. The Clean Air Act in Section 129 includes requirements for EPA to set standards for incineration units that combust solid waste. EPA initially limited the standards to dedicated commercial solid waste incinerators. Environmental groups sued EPA and demanded that facilities using solid waste be regulated as incinerators. EPA lost that lawsuit and was required to prepare regulations to subject any facility that combusts solid waste (including cement kilns) to the Commercial and Industrial Solid Waste Incineration (CISWI) unit’s requirements. On February 7, 2013, EPA finalized revisions to the CISWI rule. Compliance with the CISWI emission and operation standards for applicable kilns is either 3 years after State CISWI plan approval, or 5 years from the date of the final rule, whichever is sooner. CISWI includes standards for more pollutants than for those under PC NESHAP and are more stringent for particulate matter and dioxin/furans for existing and new sources.

There are two pieces of regulation necessary for determining CISWI applicability. Prior to the CISWI rule, EPA needed to define what is or is not a solid waste such that if combusted, the material would subject a facility to CISWI. The Identification of Non-Hazardous Secondary Materials that Are Solid Waste (“NHSM”) rule was first finalized on March 21, 2011 (and also revised on February 7, 2013). The NHSM rule’s primary purpose is to provide the definition of solid waste that is used to determine if a cement kiln is regulated under CISWI or the PC NESHAP rules. The rule lays out processing and legitimacy criteria for alternative fuels that are used to determine if the material is a waste when used in a kiln or if it is non-waste and can remain regulated under PC NESHAP.

At some of our operations, kilns are or will be using non-hazardous secondary materials as a replacement for traditional fuels used in the manufacturing process. These kiln systems are capable of beneficially utilizing a wide array of NHSM and may be subject to the CISWI requirements. Solid waste-burning kilns must meet the CISWI emission and operating standards. Non-waste burning kilns must prove any alternative fuels used are not NHSM and subject only to PC NESHAP. We are in the process of analyzing the implications of using NHSM and compliance with the CISWI standards. In addition, industry and environmental organizations have filed lawsuits challenging both the CISWI and NHSM regulations. It is not possible at this time to predict whether these rules will be changed or stayed as an outcome of the litigation. We do not believe we would be placed at a competitive disadvantage by these rules.

The sixth environmental issue is a revision the Hazardous Waste Combustor National Emission Standards for Hazardous Waste Standards (“HWC NESHAP”). The Tulsa, Oklahoma cement facility utilizes hazardous waste as fuel and is required to meet the emission and operating standards of the HWC NESHAP. This facility has demonstrated and remains in compliance with all of the requirements of the current HWC NESHAP regulation. In 2005, as a result of ongoing litigation, “final” standards were proposed by EPA with compliance required for all facilities by 2008. Environmental and industry organizations filed lawsuits regarding the 2005 final rule. EPA has agreed to revise the HWC NESHAP standards again in accordance with an agreement with litigants. However, EPA has not indicated when a proposed rule would be promulgated. Currently, compliance with revised HWC NESHAP standards is anticipated to be in approximately 5 years. It is not possible to predict at this time the stringency or impact of revised HWC NESHAP regulations.

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

Concrete and Aggregates. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. Any significant regulations regarding the practice of fracturing wells could have an adverse impact on our sales of frac sand. There has been much discussion about possible federal consolidation of regulations surrounding frac sand, but at this time, most regulation is at the state level. None of our concrete or aggregates operations are presently the subject of any material local, state or federal environmental proceedings or inquiries.

Capital Expenditures

Cement. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $1.8 million during fiscal 2013 and anticipate spending an additional $1.4 million during fiscal 2014.

GYPSUM WALLBOARD AND RECYCLED PAPERBOARD OPERATIONS

Company Operations

Gypsum Wallboard. We currently own five gypsum wallboard manufacturing facilities; however, we temporarily idled our gypsum manufacturing facility in Bernalillo, New Mexico beginning in December 2009, due to low demand. We anticipate re-opening this facility when business conditions improve. There are four primary steps in the gypsum wallboard manufacturing process: (1) gypsum is mined and extracted from the ground (or, in the case of synthetic gypsum, received from a power generation company); (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial structures.

The following table sets forth certain information regarding our plants:

Location	Approximate Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Rock Reserves (years)(2)
Albuquerque, New Mexico	425	45	(3)(4)
Bernalillo, New Mexico(8)	550	45	(3)(4)
Gypsum, Colorado	700	17	(5)(6)
Duke, Oklahoma	1,300	17	(5)(6)
Georgetown, South Carolina	900	55	(7)

Total	3,875

(1)	Million Square Feet (“MMSF”), based on anticipated product mix.
(2)	At 100% capacity utilization.
(3)	The same reserves serve both New Mexico plants.
(4)	Includes mining claims and leased reserves.
(5)	Includes both owned and leased reserves.
(6)	We anticipate that additional reserves would be available on satisfactory terms, if required.
(7)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum.
(8)	This plant was temporarily idled beginning in December 2009.

Our gypsum wallboard production totaled 1,950 MMSF in fiscal 2013 and 1,650 MMSF in fiscal 2012. Total gypsum wallboard sales were 1,909 MMSF in fiscal 2013 and 1,633 MMSF in fiscal 2012.

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

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. Our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with over 15 million tons of gypsum in the area of Duke, Oklahoma, with an additional 4 million tons controlled through a lease agreement. All of the gypsum reserves are deemed to be probable under the definition provided by Industry Guide 7. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the sixth year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. It is anticipated that the public utility will provide adequate gypsum for the foreseeable future. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use large quantities of natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in September 2013 for Colorado, May 2014 for New Mexico, and October 2013 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 10% of our production costs in fiscal 2013, consistent with previous years.

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

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a 600 mile radius of the paper mill. The majority of the recycled fiber purchased is delivered via truck, with occasional limited amounts received by rail. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal year 2014 is for waste paper prices to remain relatively consistent with prices in fiscal year 2013, which is higher than historic pricing. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices.

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

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2013, natural gas costs were lower compared to fiscal year 2012, but were higher in the fourth quarter of fiscal 2013, as compared to the fourth quarter of fiscal 2012. Natural gas costs continued to be impacted by increased transportation costs from the transportation service company. Upward movement in natural gas cost has a negative impact on production costs and operating earnings. During fiscal 2013, electricity costs were lower compared to fiscal year 2012 due to reduced fuel costs passed through from the utility provider. The paper mill has an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which could impact our electricity rates. Oklahoma is a regulated state for electricity services and as such all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 35%, 54%, 9% and 2%, respectively, of calendar 2012 industry sales. Demand for gypsum wallboard remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States, with the exception of the northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers with multiple shipping locations accounted for approximately 20% of our total gypsum wallboard sales during fiscal 2013. The loss of either of these customers could have a material adverse effect on the financial results of the gypsum wallboard segment.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own approximately 100 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in New Mexico. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the northeast.

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

Total wallboard production capacity in the United States is currently estimated at approximately 34 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. No new plants are expected to be added during 2013; however, it is possible that previously closed plants or lines could be brought back into service. The Gypsum Association, an industry trade group, estimates that total calendar 2012 gypsum wallboard shipments by U.S. manufacturers were approximately 18.9 billion square.

Recycled Paperboard. Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2013, approximately 35% of the recycled paperboard sold by our paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 20% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to other gypsum liner manufacturers, bag producers, containerboard consumers and other manufacturers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain’s North American operations conduct business under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

In June 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the RCRA (the subtitle that regulates hazardous waste). However, under this proposal, beneficial use of coal combustion products, including synthetic gypsum used in the manufacture of wallboard, would continue to be exempt from Subtitle C of RCRA under the Bevill Amendment and not warrant federal regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. Recent statements from the EPA seem to indicate that regulation under Subtitle D would be sufficient to protect human health and the environment. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. The EPA continues to review the public comments and associated data that were received in response to its 2010 proposals. A final rule is expected to be published in 2014. Since the EPA’s regulatory process is on-going, it is possible that these proposals could be modified or revised, and it is not possible to accurately estimate how any final rule would impact our business or which regulation will be ultimately adopted. However, it is possible that EPA’s rulemaking could affect our business, financial condition and results of operations depending on how any such regulation affects our costs or the demand for our products.

Our gypsum wallboard manufacturing process combusts a significant amount of fuel, especially natural gas, and our operations could therefore be subject to future regulation of GHG emissions. For a more detailed discussion of this issue, see the “Environmental Matters” section of our cement business description on pages 7-10.

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

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. We had no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2013, and we do not anticipate any material capital expenditures during fiscal 2014.

EMPLOYEES

As of March 31, 2013, we had approximately 1,800 employees, of which approximately 600 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the latest downturn in residential and commercial construction materially impacted our business, certain economic fundamentals improved in calendar 2012; however, the rate and sustainability of such improvement remains uncertain. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects, which is affected by the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including continued weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

Unfavorable weather conditions, such as snow, hurricanes, tropical storms and heavy rainfall, can reduce construction activity and adversely affect demand for construction products. Similarly, operational difficulties, such as business interruption due to required maintenance or loss of power, can increase our costs and reduce our production. In particular, the occurrence of unfavorable weather conditions and other unexpected operational difficulties during peak construction periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

We and our customers participate in cyclical industries and regional markets, which are subject to industry downturns.

A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since our operations are in a variety of geographic markets, our businesses are subject to differing economic conditions in each such geographic market. Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations generally have an adverse effect on demand for our products and adversely affect the collectability of our receivables. In general, any further downturns in these industries or regions could have a material adverse effect on our business, financial condition and results of operations.

Volatility and disruption of financial markets could affect access to credit.

Difficult economic conditions can cause a contraction in the availability, and increase the cost, of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company and our customers.

Our and our customers operations are subject to extensive governmental regulation, including environmental laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various certificates, permits or licenses are required in order for us or our customers to conduct business or for construction and related operations. Although we believe that we are in compliance in all material respects with regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations (including without limitation, climate change legislation described below), or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from opening, expanding or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.

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

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC MACT was scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 655 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC MACT, the EPA proposed a settlement agreement with industry petitioners in May 2012. In February 2013, the EPA published the final revised rule to the PC MACT which extended the compliance date until September 9, 2015 for existing cement kilns and made certain changes to the rules governing particulate matter monitoring methods and emissions limits, among other revisions. The PC MACT, both as originally promulgated and as revised, will materially increase capital costs and costs of production for the Company and the industry as a whole.

On March 21, 2011 EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (CISWI) per Section 129 of the Clean Air Act CISWI rule, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” EPA simultaneously stayed the rule for further reconsideration. On February 12, 2013, the EPA finalized revisions to the CISWI regulations. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised on February 12, 2013), CISWI will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC NESHAP for particulate matter and dioxin/furans. The CISWI and NHSM rule as currently promulgated will materially increase capital costs and cost for production but only for those facilities that will be using applicable solid wastes as fuel. Note the compliance date for this rule is approximately early 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final rule, whichever is sooner). It is anticipated that the CISWI and NHSM rules will materially increase capital costs and costs of production for the Company and the industry as a whole.

In 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. In its release, the EPA is proposing two alternative regulations. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates hazardous wastes. However, under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. EPA has recently stated that Subtitle D regulation could be sufficient to protect human health and the environment. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted, if any. In April 2012 a number of environmental and community groups filed suit seeking to force the EPA to complete this rulemaking. That case is pending in the United States District Court for the District of Columbia. It is anticipated that a final rule will be issued in 2014. It is possible that such rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

The Recently Acquired Assets are subject to government laws, regulations and other requirements relating to the protection of the environment and other matters that may impose significant costs and future requirements that could limit the way we operate our business.

The Recently Acquired Assets are subject to certain obligations under a consent decree between Lafarge North America and the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Not all specific limitations have been finalized; however, upon determination, these limitations, along with specific emissions limitations that have already been finalized, will apply to our operation of the Recently Acquired Assets. It is difficult to predict with reasonable certainty the impact of these limitations on the operations or operating costs of the Recently Acquired Assets. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our ability to achieve the anticipated benefits of the Acquisition or on our financial condition or results of operations.

The Recently Acquired Assets are subject to federal, state and local laws and regulations with respect to, among others, environmental matters, including laws and regulations not applicable to our business prior to the Acquisition such as the NESHAP for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes, including those operated at the cement plant acquired by us in Tulsa, Oklahoma. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, revised HWC MACT regulations would apply to one of the cement kilns used by the Recently Acquired Assets. This revision may require new control requirements and significant capital expenditure for compliance. The revised regulations have not been proposed and compliance is not expected to be required for approximately 5 years.

In 2013, the EPA adopted final rules regulating emissions of air pollutants from commercial and industrial solid waste incineration units (the “CISWI standards”), are likely to apply to one of the cement kilns used by the Recently Acquired Assets and may impose new control requirements requiring significant capital expenditures for compliance. Existing CISWI units will need to comply with the CISWI standards no later than three years after the EPA approves a state plan or five years after the publication date of the final amendments, whichever is earlier.

We may incur significant costs in connection with pending and future litigation.

We are, or may become, party to various lawsuits, claims, investigations and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict, but could be adverse and material in amount. In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention and we may incur significant costs in defending these matters. See Item 3. Legal Proceedings of this report.

Our products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations or expand or modify our facilities. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, either through the imposition of raw material or production limitations, fuel-use or carbon taxes or emission limitations or reductions. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future. See “Item 1. Business – Industry Segment Information – Environmental Matters” in this report for more information on our regulatory and environmental matters.

Significant changes in the cost and availability of transportation could adversely affect our business, financial condition and results of operations.

Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, the transportation costs associated with the delivery of our wallboard products are a significant portion of the variable cost of our gypsum wallboard segment. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

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

•

we may not be able to generate sufficient cash flow to meet our substantial debt service obligations or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures or restructuring our debt;

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

We are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary—New Business Initiatives.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

We may not realize any or all of the anticipated benefits of the Acquisition and the Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the Acquisition as we may not be able to accomplish the integration of the Recently Acquired Assets within the anticipated costs or timeframe. In general, we cannot assure you that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the Acquisition. In addition, the market price of our common stock may decline if we do not achieve the anticipated benefits of the Acquisition as readily or to the extent anticipated by financial or industry analysts or if the effect of the Acquisition on our financial results is not consistent with expectations of financial or industry analysts.

The diversion of our management’s attention from our current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business and the price of our common stock. The integration process may be complex, costly and time-consuming. The difficulties of integrating the Recently Acquired Assets with our business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in the operation of cement plants and ready-mix facilities;

•	the impact of the Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.

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

We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Sugar Creek, Missouri; Tulsa, Oklahoma; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located near Austin, Texas; Sugar Creek, Missouri; Utica, Illinois and Marysville, California. Our cement plant in Sugar Creek, Missouri, is leased pursuant to a long-term agreement with the city of Sugar Creek. The lease contains a purchase option that can be exercised by payment of a nominal fee. In addition, we operate gypsum wallboard plants in Albuquerque, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. Other than our leased cement plant located in Sugar Creek, Missouri, none of our facilities is pledged as security for any debts. We also have a gypsum wallboard plant in Bernalillo, New Mexico that we temporarily idled beginning in December 2009. We anticipate re-opening this facility when business conditions improve. See “Item 1. Business” on pages 1-14 of this Report for additional information relating to the Company’s properties.

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

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it proposes to deny certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid plus paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. Discovery is complete and each party has filed a motion for summary judgment. See Note (I) of the Notes to the Consolidated Financial Statements for more information.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits have been filed against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America, Georgia-Pacific LLC, Temple Inland Inc. and PABCO Building Products LLC. The plaintiffs in these class action lawsuits bring claims on behalf of purported classes of direct or indirect purchasers of wallboard during various periods from 2008 to present for unspecified monetary damage (including treble damages) and in some cases injunctive relief in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina, North Carolina and the Northern District of Illinois. On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

Limited written discovery has taken place to date. Due to the recent nature of these claims, we are unable to assess the likelihood or amount of potential loss relating to the claims, or whether such losses, if any, would have a material impact on our financial position, results of operations or cash flows. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

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

STOCK PRICES AND DIVIDENDS

As of May 17, 2013, there were approximately 2,000 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2013			Fiscal Year Ended March 31, 2012
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$37.34	$29.84	$0.10	$31.22	$26.20	$0.10
September 30	$47.41	$33.94	$0.10	$28.59	$15.68	$0.10
December 31	$58.60	$47.44	$0.10	$25.84	$16.25	$0.10
March 31	$71.57	$60.43	$0.10	$35.81	$26.15	$0.10

The “Dividends” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

Our Board of Directors has approved the repurchase in the open market of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2013. We did not repurchase any shares in the open market during the fiscal years ended March 31, 2013, 2012 and 2011.

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

During fiscal 2013, we reacquired shares of stock from employees upon the vesting of restricted shares that were granted under our incentive plan. These shares were withheld by the employee to satisfy the employee’s minimum statutory tax withholding, which is required upon the vesting of restricted shares and the shares withheld are shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2013	—	$—	—
February 1 through February 29, 2013	—	—	—
March 1 through March 31, 2013	25,360	66.63	—

Quarter 4 Totals	25,360	$66.63	—	717,300

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2008 and tracks it through March 31, 2013.

*$100 invested on March 31, 2008 in stock or index, including reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
Eagle Materials Inc.	100.00	70.05	77.87	90.12	104.94	203.20
Russell 1000	100.00	61.73	93.59	109.21	117.80	134.79
Dow Jones US Building Materials and Fixtures	100.00	55.40	88.03	107.98	120.40	169.87

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2013		2012	2011		2010		2009
Revenues	$642,562	(4)	$495,023	$462,180		$467,905		$598,580
Earnings Before Income Taxes	84,096	(4)	21,912	16,762	(2)	39,297	(2)	62,183
Net Earnings	57,744	(4)	18,732	14,849	(3)	28,950	(3)	41,764
Diluted Earnings Per Share	1.22	(4)	0.42	0.34		0.66		0.95
Cash Dividends Per Share	0.40	(4)	0.40	0.40		0.40		0.60
Total Assets	1,476,233		985,145	985,810		1,016,776		1,069,668
Total Debt	489,259		266,936	287,000		303,000		355,000
Stockholders’ Equity	696,170		472,511	461,514		453,597		436,062
Book Value Per Share At Year End	$14.06		$10.44	$10.38		$10.35		$10.00
Average Diluted Shares Outstanding	47,340		44,516	44,251		44,038		43,879

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

(4)	Includes operations related to the Recently Acquired Assets from December 1, 2012 through March 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

On November 30, 2012, the Company completed the Acquisition. The Purchase Price in the Acquisition was $453.4 million in cash, subject to certain post-closing adjustments to reflect actual working capital at closing. We funded the payment of the Purchase Price and expenses incurred in connection with the Acquisition through a combination of borrowings under our bank credit facility and proceeds from our issuance of common stock, which was completed on October 3, 2012.

The Recently Acquired Assets are used to produce, market and sell portland cement, aggregates and concrete in Kansas, Missouri, Nebraska and Oklahoma, and include the following:

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

In addition, we assumed certain liabilities in the Acquisition, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Recently Acquired Assets. The operating results of the Recently Acquired Assets are included in our results of operations beginning December 1, 2012.

We continue to pursue opportunities in businesses which are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies and existing infrastructure and customer relationships. The entry into any such new businesses requires capital expenditures and the investment of management time and other resources, and is subject to the risks associated with any new business development. During fiscal 2012 and 2013, we purchased land with mineral reserves in the Midwest for the purpose of developing a frac sand business to serve the oil services and other industrial end markets. During fiscal 2013, we constructed a drying plant in Corpus Christi, Texas to process and market the frac sand in Texas. We continue to pursue other locations that are geographically supportive of the frac sand business, and anticipate additional capital expenditures related to frac sand in the range of $15.0 million to $25.0 million in fiscal 2014. Beginning in fiscal 2014, the results of operations of the frac sand business will be reported in the concrete and aggregates segment. We are also continuing to increase our production of specialty oil well cements. Oil well cements generate higher profit margins than regular construction cement sales and we are among the few producers of oil well cements.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subjects us to the economic conditions in those geographic markets as well as economic conditions in the national market. General economic downturns or localized downturns in the regions where we have operations generally have a material adverse effect on our business, financial condition and results of operations. Our Cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and Aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States.

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

RESULTS OF OPERATIONS

Fiscal Year 2013 Compared to Fiscal Year 2012

	For the Years Ended March 31,
	2013	2012
	(in thousands, except per share)		Change
Revenues	$642,562	$495,023	30%
Cost of Goods Sold	(539,317)	(454,546)	19%

Gross Profit	103,245	40,477	155%
Equity in Earnings of Unconsolidated Joint Venture	32,507	28,528	14%
Corporate General and Administrative	(23,918)	(19,617)	22%
Other Income	(1,232)	356	(446%)
Acquisition, Litigation and Other Expense	(10,683)	(9,117)	17%
Interest Expense, net	(15,823)	(16,621)	(5%)
Loss on Debt Retirement	—	(2,094)	(100%)

Earnings Before Income Taxes	84,096	21,912	284%
Income Tax Expense	(26,352)	(3,180)	729%

Net Earnings	$57,744	$18,732	208%

Diluted Earnings per Share	$1.22	$0.42	190%

Revenues. Revenues were $642.6 million in fiscal 2013 and $495.0 million in fiscal 2012. The $147.6 million increase in revenues was due primarily to increased average sales prices in our gypsum wallboard and cement segments and increased sales volumes in all our segments. Increased sales volumes in our cement and concrete and aggregates businesses during fiscal 2013, as compared to fiscal 2012, were positively impacted by the Acquisition, which contributed approximately $28.9 million of revenues during fiscal 2013. Including the business acquired in the Acquisition, the impact of the increased net sales prices and sales volumes on revenues for fiscal 2013, as compared to fiscal 2012, was approximately $61.1 million and $86.5 million, respectively.

Cost of Goods Sold. Cost of goods sold increased $84.7 million to $539.3 million in fiscal 2013, as compared to $454.6 million in fiscal 2012. The 19% increase in cost of goods sold for fiscal 2013, as compared to fiscal 2012, was primarily due to increased operating costs and increased sales volumes. The impact of increased operating costs and increased volumes on cost of goods sold for fiscal 2013, as compared to fiscal 2012, was $4.1 million and $80.6 million, respectively. The increase in cost of sales related to increased volumes primarily related to volume increases in our wallboard and cement businesses of approximately $35.7 million and $39.1 million, respectively. Approximately $42.8 million of the increase in cost of goods sold related to volumes is due to the Acquisition, with $35.0 million related to the cement segment and $7.8 million related to the concrete and aggregates segment. The increase in operating costs in fiscal 2013, as compared to fiscal 2012, is primarily related to approximately $14.0 million of repair and maintenance expense at the two cement plants acquired in the Acquisition during the fourth quarter of fiscal 2013, which partially offset reduced operating expenses in our gypsum wallboard and recycled paperboard businesses of approximately $10.0 million and $9.8 million, respectively, reflecting lower natural gas and OCC prices.

Gross Profit. Gross profit was $103.2 million in fiscal 2013 and $40.5 million in fiscal 2012. The 155% increase in gross profit was primarily due to increased average sales prices and increased sales volumes, partially offset by increased manufacturing and maintenance costs, as noted above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $4.0 million, or 14%, for fiscal 2013, as compared to fiscal 2012. The increase is primarily due to increases in the average net sales price and sales volume. The impact of the increases in average net sales price and sales volume on equity in earnings of our unconsolidated joint venture during fiscal 2013 was approximately $5.6 million and $4.6 million, respectively, partially offset by increased cost of sales of approximately $6.2 million. The increase in cost of sales was due to both the increase in sales volumes, and increased operating costs, both of which increased cost of sales by approximately $3.1 million. The increased operating costs in fiscal 2013, as compared to fiscal 2012, were due primarily to a $0.7 million, $1.1 million and $0.4 million increase in maintenance, purchased cement and purchased raw materials, respectively.

Corporate General and Administrative. Corporate general and administrative expenses increased 22% for fiscal 2013, as compared to corporate general and administrative expenses in fiscal 2012. The approximately $4.3 million increase in corporate general and administrative expenses for fiscal 2013, as compared to fiscal 2012, is due primarily to increased long-term incentive compensation expenses. Long-term incentive compensation, which is comprised primarily of stock compensation, increased approximately $3.5 million during fiscal 2013, as compared to fiscal 2012. The increase in stock compensation expense during fiscal 2013, as compared to fiscal 2012, is due to our issuance of additional equity awards in June 2012, which increased expense during the last three quarters of fiscal 2013, and our re-assessment of future satisfaction of performance conditions associated with certain stock option grants, which resulted in the reversing of approximately $1.3 million of previously recognized expense during the third quarter of fiscal 2012.

Other Income (Expense). Other expense was $1.2 million in fiscal 2013, as compared to other income of $0.4 million in fiscal 2012, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. The decrease in other income during fiscal 2013, as compared to fiscal 2012, was primarily due to approximately $1.0 million of start-up costs related to our new frac sand business.

Acquisition and Litigation Expense. Acquisition and litigation expense consists of expenses related to the Acquisition, the write-off of a greenfield cement opportunity that will no longer be pursued due to the Acquisition, legal fees related to our lawsuit against the IRS and a loss in an arbitration. Acquisition related expenses incurred during the fiscal year ended March 31, 2013 were approximately $6.1 million. Expense related to the write-off of the greenfield opportunity during the fiscal year ended March 31, 2013, was approximately $1.0 million. Legal fees related to our lawsuit against the Internal Revenue Service (the “IRS”) were approximately $3.7 million during the fiscal year ended March 31, 2013, while the loss in arbitration (including legal expense) for the fiscal year ended March 31, 2012 was approximately $9.1 million. This expense represents the adverse ruling by an arbitration panel in January 2012 in a contract dispute between one of our aggregate mining subsidiaries and another mining company over the right to mine certain areas. The amounts owed under this adverse ruling were paid in March 2012. See Footnote (I) to the Unaudited Consolidated Financial Statements for more information regarding the lawsuit against the IRS and the loss in the arbitration of a contract dispute.

Interest Expense, Net. Interest expense decreased approximately $0.8 million during fiscal 2013, as compared to fiscal 2012. The 5% decrease in interest expense for fiscal 2013, as compared to fiscal 2012, is due primarily to the repurchase of approximately $88.1 million in Senior Notes during December 2011, funded principally by additional borrowings under our Credit Facility, which resulted in both a lower outstanding debt balance, and lower average interest rates on our outstanding debt for most of fiscal 2013, as the interest rate on our Credit Facility is lower than the interest rate on the Senior Notes. Interest expense increased $1.4 million in the fourth quarter of fiscal 2013, as compared to the fourth quarter of fiscal 2012, as a result of increased debt due to the Acquisition. The increase in interest expense related to our unrecognized tax benefit of approximately $1.5 million for fiscal 2013, as compared to fiscal 2012, was due primarily to our ability to participate in several state tax amnesty programs in fiscal 2012. During the quarter ended December 31, 2011, we filed amended returns with several states that offered amnesty for certain penalties and interest. Due to the amnesty relief, we received credits of approximately $0.4 million for interest accrued in prior periods.

Loss on Debt Retirement. The $2.1 million loss is related to the repurchase of certain of our Senior Notes during the quarter ended December 31, 2011. On December 16, 2011, we repurchased a total of approximately $88.1 million of our Series 2005A and Series 2007A Notes. This expense consists of a 2% premium paid on the repurchase, plus brokerage and miscellaneous fees related to the repurchase.

Earnings Before Income Taxes. Earnings before income taxes increased to $84.1 million during fiscal 2013, as compared to $21.9 million in fiscal 2012, primarily due to increased gross profit and increased equity in earnings of our unconsolidated joint venture, partially offset by increased corporate general and administrative expenses.

Income Taxes. The effective tax rate for fiscal 2013 was approximately 31% compared to approximately 15% in fiscal 2012. The effective tax rate during fiscal 2012 was positively impacted by our participation in state tax amnesty programs with the states of Arizona, Colorado and California, as well as the expiration of the statute of limitations for certain items related to the 2004 through 2006 tax years. These events were treated as discrete items in the tax provision and a benefit totaling approximately $2.5 million on an after-tax basis was recognized. The effective tax rate for the full 2012 fiscal year, excluding the discrete items, was approximately 22%. The increase in the effective tax rate during fiscal 2013 is primarily due to the reduction in the impact of our depletion deduction associated with increased earnings. See Footnote (H) to the Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Net earnings in fiscal 2013 of $57.7 million increased 208% from fiscal 2012 net earnings of $18.7 million. Diluted earnings per share in fiscal 2013 were $1.22, compared to $0.42 for fiscal 2012.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2013	2012	Percentage Change
	(in thousands, except net sales prices)
Revenues (1)
Cement (2)	$304,125	$243,978	25%
Gypsum Wallboard	306,529	217,633	41%
Recycled Paperboard	121,930	118,794	3%
Concrete and Aggregates	56,287	45,515	24%

Gross Revenues	788,871	625,920	26%
Less: Inter-Segment Revenues	(49,987)	(44,757)	12%
Less: Joint Venture Revenues	(96,322)	(86,140)	12%

Net Revenues	$642,562	$495,023	30%

Sales Volume
Cement (M Tons) (2)	3,303	2,723	21%
Gypsum Wallboard (MMSF)	1,909	1,633	17%
Recycled Paperboard (M Tons)	244	230	6%
Concrete (M Yards)	577	507	14%
Aggregates (M Tons)	2,631	2,221	18%

Average Net Sales Prices (3)
Cement (2)	$83.49	$81.42	3%
Gypsum Wallboard	125.53	98.79	27%
Recycled Paperboard	496.84	515.97	(4%)
Concrete	69.74	63.83	9%
Aggregates	6.06	5.89	3%

Operating Earnings
Cement (2)	$46,228	$46,850	(1%)
Gypsum Wallboard	69,712	6,264	1013%
Recycled Paperboard	25,200	16,988	48%
Concrete and Aggregates	(5,388)	(1,097)	(391%)
Other Operating Income, net	(1,232)	356	(446%)

Net Operating Earnings	$134,520	$69,361	94%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $304.1 million for fiscal 2013, which is a 25% increase over revenues of $244.0 million for fiscal 2012. The increase in revenues during fiscal 2013, as compared to fiscal 2012, is primarily due to a 21% increase in sales volumes, as well as a 3% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $48.9 million and $11.9 million, respectively, in fiscal 2013, as compared to fiscal 2012. The increase in sales volume was primarily due to the Acquisition, which positively increased revenue by $24.6 million, as well as increased construction activity in Texas and our Mountain region.

Operating earnings decreased 1% to $46.2 million in fiscal 2013, from $46.9 million in fiscal 2012. The decrease in operating earnings was due primarily to an increase in operating costs of approximately $19.3 million, partially offset by increased sales prices and sales volumes, which positively impacted operating earnings by approximately $12.0 million and $6.8 million, respectively. The increase in operating costs adversely impacted the operating margin, which declined to 15% in fiscal 2013, as compared to 19% in fiscal 2012. The increase in operating costs in fiscal 2013, as compared to fiscal 2012, is primarily related to maintenance, purchased raw materials and rentals, which adversely impacted operating costs by approximately $21.3 million, $2.8 million and 0.7 million, respectively, partially offset by reduced costs related to fuel and power of approximately $3.8 million and $1.1 million, respectively. Approximately $15.5 million of the increased maintenance costs were related to assets acquired in the Acquisition, with approximately $14.0 million of the maintenance expense occurring in the fourth quarter. Also negatively impacting operating earnings and operating margin was an increase in purchased cement sold during fiscal 2013, as compared to fiscal 2012. The increase in sales of purchased cement adversely impacted operating earnings by approximately $0.6 million. Purchased cement use in Texas increased due to a change in the product mix sold in our Texas market.

Gypsum Wallboard Operations. Sales revenues increased 41% to $306.5 million for fiscal 2013, from $217.6 million for fiscal 2012, primarily due to a 27% increase in the average net sales price and a 17% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $52.1 million and $36.8 million, respectively. The increase in average net sales price was due to the implementation of price increases in January 2012 and 2013. The increased sales volumes are primarily due to increased construction activity in fiscal 2013, as compared to fiscal 2012. We do not believe our market share increased significantly during fiscal 2013, as compared to fiscal 2012.

Operating earnings increased to $69.7 million for fiscal 2013, from $6.3 million for fiscal 2012, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $52.1 million and $1.1 million, and lower operating expenses primarily related to the $4.9 million reduction in energy costs and the approximately $1.8 million decrease in paper costs. The increase in our average net sales price is the primary reason our operating margin increased to 23% in fiscal 2013, from 3% in fiscal 2012. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues increased 3% to $121.9 million in fiscal 2013, from $118.8 million in fiscal 2012. The increase in net revenue during fiscal 2013 as compared to fiscal 2012 is due to increased sales volumes, partially offset by lower average net sales prices. The increase in sales volume during fiscal 2013, as compared to fiscal 2012, positively impacted revenues by approximately $8.2 million, partially offset by approximately $5.1 million due to lower average net sales price. The decrease in average net sales price is due to the pricing provisions in our long-term sales agreement.

Operating earnings increased to $25.2 million for fiscal 2013, as compared to $17.0 million for fiscal 2012, while gross margin increased to 21% for fiscal 2013, as compared to 14% for fiscal 2012. The increased operating earnings and gross margin are largely the result of reduced operating costs, namely recycled fiber costs and energy utilization. Earnings and margin were positively impacted by the change in product sales mix as sales of higher margin gypsum liner increased to 66% for fiscal 2013, from 51% for fiscal 2012, which positively impacted operating earnings by approximately $3.7 million. Operating earnings were also positively impacted by the reduction of $10.7 million in recycled fiber costs (namely OCC) and $2.5 million in energy costs in fiscal 2013, compared to fiscal 2012, partially offset by increased chemical expense of approximately $1.1 million and a reduction in average sales prices which negatively impacted operating earnings by approximately $5.0 million.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 24% to $56.3 million for fiscal 2013, as compared to $45.5 million for fiscal 2012. The primary reason for the increase in revenue for fiscal 2013, as compared to fiscal 2012, was the 14% and 18% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $6.9 million. In addition to the increase in sales volumes, average sales prices increased 9% and 3% for concrete and aggregates, respectively, during fiscal 2013, as compared to fiscal 2012, which positively impacted revenues by $3.8 million. The increase in sales volumes was due primarily to the Acquisition, which contributed $5.7 million of the increased revenues during fiscal 2013, as compared to fiscal 2012. The remaining increase in sales volumes was due to increased construction activity in our Austin, Texas market.

Operating loss for fiscal 2013 was approximately $5.4 million, as compared to an operating loss of approximately $1.1 million for fiscal 2012. The operating loss was negatively impacted by increased costs during fiscal 2013, as compared to fiscal 2012, which adversely impacted the operating loss by approximately $8.0 million, partially offset by increased average selling prices of approximately $3.8 million. Increased operating costs during fiscal 2013, as compared to fiscal 2012, were primarily related to maintenance, purchased materials, fuel and power, royalties and a loss from a litigation settlement, which increased operating costs by approximately $1.2 million, $1.8 million, $0.6 million, $0.6 million and $0.4 million, respectively. Additionally, costs were adversely impacted by the harsh winter in the Midwest, and a $0.6 million reduction in carrying amount of certain aggregate inventories during the fourth quarter of fiscal 2013.

GENERAL OUTLOOK

Construction activity for calendar 2013 is expected to continue to improve over calendar 2012 levels. Demand for cement and wallboard in the U.S. is anticipated to increase accordingly. The drivers of construction products demand continue to incrementally improve, reinforcing the notion that a cyclic recovery is underway. The pace of recovery hinges upon the pace of growth in US economic strength.

While cement demand continues to be impacted by softness in the commercial construction market and state government budget deficits, the severity of the impact is uneven among the different regions. For example, we have seen more signs of recovery in our Texas and Mountain markets than we have in our Nevada and Illinois markets, in part due to energy-driven economic activity, which has also been reflected in continued robustness in our oil-well cement sales.

The Recently Acquired Assets provide us with new opportunities in the central plains cement markets and links our cement sales network across the central U.S., both east to west and north to south. We anticipate cement consumption to increase in calendar 2013, although at different paces of recovery in each region. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. Improvement is expected in each area, with the greatest increases expected to be in the residential end-use markets.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in our northern California market, although we are starting to see a recovery in both volume and price in our Austin, Texas market, and expect volumes to continue increase in fiscal 2014. We expect to begin operations in our new frac sand business during fiscal 2014, and we do not expect revenue and earnings from this business to be material to the Company’s consolidated fiscal 2014 revenue and earnings.

Wallboard demand is heavily influenced by new residential housing construction and repair and remodeling. Most forecasts point to a pick-up in demand in both of these areas throughout calendar 2013. Although housing activity is rebounding, housing starts are still at historical low levels, suggesting this is still early in the recovery cycle.

Industry shipments of gypsum wallboard during calendar 2012 increased 10% to 18.9 billion square feet from gypsum wallboard shipments in calendar 2011, and we expect industry shipments to exceed 20 billion square feet in calendar 2013. Although no new plants are expected to be added in calendar 2013, it is possible that previously idled plants or curtailed lines could be brought back into service. We implemented a wallboard price increase effective January 2013 and announced a 20% price increase to be effective January 2014.

Our recycled paperboard segment continues to identify sales opportunities in each of its markets to enable our paper operation to maximize operating earnings. Fiber prices, which are our largest operating cost, declined in fiscal 2013, as compared to fiscal 2012, which have positively affected operating earnings. Prices are expected to remain stable for the rest of the fiscal year; however, any increases in fiber prices in future periods would adversely impact our cost of manufacturing and profit margins in the short term. We anticipate the cost of electricity will remain consistent in fiscal 2014, but expect the cost of natural gas to increase in fiscal 2014, as compared to fiscal 2013.

Fiscal Year 2012 Compared to Fiscal Year 2011

	For the Years Ended March 31,
	2012	2011	Change
	(in thousands, except per share)
Revenues	$495,023	$462,180	7%
Cost of Goods Sold	(454,546)	(426,603)	7%

Gross Profit	40,477	35,577	14%
Equity in Earnings of Unconsolidated Joint Venture	28,528	24,233	18%
Corporate General and Administrative	(19,617)	(16,667)	18%
Other Income	356	840	(58%)
Acquisition, Litigation and Other Expense	(9,117)	(10,701)	(15%)
Interest Expense, net	(16,621)	(16,520)	1%
Loss on Debt Retirement	(2,094)	—	—

Earnings Before Income Taxes	21,912	16,762	31%
Income Tax Expense	(3,180)	(1,913)	66%

Net Earnings	$18,732	$14,849	26%

Diluted Earnings per Share	$0.42	$0.34	24%

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

Acquisition and Litigation Expense. Acquisition and litigation expense was $9.1 million in fiscal 2012. During January 2012, an arbitration panel ruled against the Company in a contract dispute between one of our aggregate mining subsidiaries and another mining company over the right to mine certain areas. As a result of the adverse ruling, we paid approximately $6.9 million in damages, plus legal fees of approximately $1.2 million. The remaining $1.0 million is related to our legal expenses incurred during the arbitration. During fiscal 2011, we determined that we would not move forward with the planned expansion of Nevada Cement Company. This decision was based on the economic impact of new environmental regulations combined with the challenging market conditions in northern Nevada and Northern California. As a result of this decision, we wrote-off approximately $8.9 million during fiscal 2011. The remaining expense consists of the write-down of unused aggregate equipment at our Texas operation and other miscellaneous write-downs.

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

Income Taxes. Income tax expense was $3.2 million and $1.9 million in fiscal 2012 and fiscal 2011, respectively. The effective tax rate for fiscal 2012 increased to 14.5% from 11.4% in fiscal 2011. The increase in the effective tax rate is primarily attributable to a decrease in favorable discrete items related to the IRS examination and federal and state amended return filings between years from 17% of pre-tax income in fiscal 2011 to 11% in fiscal 2012, as well as a reduction in the impact of our depletion deduction from 15% of pre-tax income in fiscal 2011 to 12% in fiscal 2012. Excluding discrete items, our effective tax rate was 26% in fiscal 2012, as compared to 28% in fiscal 2011. See Footnote (G) to the Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Net earnings for fiscal 2012 of $18.7 million increased 26% from last year’s net earnings of $14.8 million. Diluted earnings per share for fiscal 2012 were $0.42, as compared to $0.34 for fiscal 2011.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2012	2011	Percentage Change
	(in thousands, except net sales prices)
Revenues (1)
Cement (2)	$243,978	$225,784	8%
Gypsum Wallboard	217,633	204,560	6%
Recycled Paperboard	118,794	104,775	13%
Concrete and Aggregates	45,515	44,236	3%

Gross Revenues	625,920	579,355	8%
Less: Inter-Segment Revenues	(44,757)	(42,263)	6%
Less: Joint Venture Revenues	(86,140)	(74,912)	15%

Net Revenues	$495,023	$462,180	7%

Sales Volume
Cement (M Tons) (2)	2,723	2,541	7%
Gypsum Wallboard (MMSF)	1,633	1,665	(2%)
Recycled Paperboard (M Tons)	230	216	6%
Concrete (M Yards)	507	475	7%
Aggregates (M Tons)	2,221	2,564	(13%)

Average Net Sales Prices (3)
Cement (2)	$81.42	$80.83	1%
Gypsum Wallboard	98.79	91.79	8%
Recycled Paperboard	515.97	483.03	7%
Concrete	63.83	62.77	2%
Aggregates	5.89	5.61	5%

Operating Earnings
Cement (2)	$46,850	$45,688	3%
Gypsum Wallboard	6,264	1,242	404%
Recycled Paperboard	16,988	12,086	41%
Concrete and Aggregates	(1,097)	794	(238%)
Other Operating Income, net	356	840	(58%)

Net Operating Earnings	$69,361	$60,650	14%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

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

Operating earnings increased 3% to $46.9 million in fiscal 2012, from $45.7 million in fiscal 2011, although the operating margin declined to 19% in fiscal 2012, as compared to 20% in fiscal 2011. The decrease in operating margin is due to increased operating costs in fiscal 2012, as compared to fiscal 2011. Increased operating costs in fiscal 2012, as compared to fiscal 2011, for maintenance and purchased raw materials, adversely impacted operating costs by approximately $2.1 million and $0.8 million, respectively, partially offset by $0.6 million in lower per unit costs fixed costs due to increased production. Also negatively impacting operating earnings was an increase in purchased cement sold during fiscal 2012, as compared to fiscal 2011. The increase purchased cement adversely impacted operating earnings by approximately $0.6 million, and such increased purchases were due to our increased use of purchased cement in the Northern California market, and a change in the product mix sold in our Texas market.

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

Although our concrete and aggregates segment experienced an operating loss in fiscal 2013 and 2012, the segment generated positive cash flows from operations in both years.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2013 was $3.1 million and $2.9 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

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

The segment breakdown of goodwill at March 31, 2013 and 2012 is as follows:

	For the Years Ended March 31,
	2013	2012
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

Impairment testing for the cement business is done at the plant level because the relatively low value-to-weight ratio limits the geographic area in which a company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a national selling area. Impairment testing for the gypsum wallboard and paperboard segments is done at the segment level because of the national nature of the businesses and customer base. Given the relative weakness in the gypsum wallboard industry utilization, coupled with the slow recovery in residential housing, we elected to perform impairment tests at the end of each quarter on our gypsum wallboard assets and related goodwill during fiscal years 2009 through 2012. Due to the increased average sales price and increased volumes beginning in late fiscal 2012, we determined that quarterly impairment tests were no longer necessary. See Note (A) of the Notes to the Consolidated Financial Statements for more information. The results of the first step of the annual impairment tests performed in the fiscal fourth quarter of 2013 and 2012 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is a cyclical recovery in U.S. construction activity from the current low levels. Actual results may differ materially from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

Business combinations. The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed.

The measurement of the fair values of assets acquired and liabilities assumed requires considerable judgment. Although independent appraisals may be used to assist in the determination of the fair values of certain assets and liabilities, the appraised values are usually based on significant estimates provided by management, such as forecasted revenue or profit. In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements.

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed are recorded on a retroactive basis as of the acquisition date, with the corresponding offset to goodwill. Any adjustments subsequent to the conclusion of the measurement period will be recorded to our consolidated statements of earnings. The measurement period for the Acquisition concluded on March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2013	2012
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$124,407	$60,852

Investing Activities:
Additions to Property, Plant and Equipment	(53,011)	(26,099)
Acquisition	(453,420)	—

Net Cash Used in Investing Activities	(506,431)	(26,099)

Financing Activities:
Increase (Decrease) in Credit Facility	227,000	68,000
Repayment of Senior Notes	(4,677)	(88,064)
Dividends Paid to Stockholders	(18,533)	(17,876)
Net Proceeds from Offering of Common Stock	154,832	—
Proceeds from Stock Option Exercises	19,645	7,138
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(3,568)	(912)
Payment of Debt Acquisition Costs	(1,751)	—
Excess Tax Benefits from Share Based Payment Arrangements	6,493	1,568

Net Cash Provided by (Used in) Financing Activities	379,441	(30,146)

Net Decrease in Cash	$(2,583)	$4,607

Cash flows from operating activities increased $63.6 million during fiscal 2013 from fiscal 2012. This increase was largely attributable to increased net earnings of approximately $39.0 million, and increases in cash flows from changes in operating assets and liabilities. Excluding the impact of working capital purchased in the Acquisition, cash flows from operations were positively impacted during fiscal 2013 by increases in accounts payable and accrued liabilities and income taxes payable of approximately $24.6 million and $5.2 million, respectively, partially offset by increases in accounts and notes receivable, inventory and other assets of approximately $7.8 million, $14.2 million and $2.7 million, respectively. During fiscal 2012, cash flows from operating activities were negatively impacted by an increase in accounts and notes receivable, inventories and other assets of approximately $10.5 million, $8.4 million and $2.4 million, respectively, partially offset by an increase in accounts payable and accrued expenses of approximately $3.3 million and an increase in income taxes payable of approximately $9.1 million.

Working capital increased to $161.0 million at March 31, 2013, compared to $114.8 million at March 31, 2012, primarily due to increased accounts and notes receivable, inventories and other assets, and decreased current portion of long-term debt, partially offset by increased accounts payable and accrued. Increases in both current assets and current liabilities during fiscal 2013 are primarily related to working capital acquired in the Acquisition. In connection with the Acquisition, working capital, primarily inventory and accounts receivable, partially offset by accounts payable and accrued liabilities, increased $34.8 million. Additionally, accounts payable and accrued expenses increased at March 31, 2013, due to major outages at the new facilities acquired in the Acquisition during February and March 2013.

The increase in accounts and notes receivable at March 31, 2013, as compared to March 31, 2012, is primarily due to accounts receivable obtained in the Acquisition. Excluding the accounts receivable purchased in the Acquisition, accounts receivable increased approximately $13.6 million at March 31, 2013, as compared to accounts receivable at March 31, 2012. This increase is primarily due to increased accounts receivable in our gypsum wallboard segment, which is the result of increased sales volumes and increased average net sales prices in the fourth quarter of fiscal 2013 as compared to fiscal 2012. The increase in accounts receivable at March 31, 2013, as compared to March 31, 2012, was consistent with the increase in revenues during the periods then ended. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 57% at March 31, 2013 and 48% at March 31, 2012. This increase was due primarily to a delay in collecting a large receivable that was obtained in the Acquisition and collected subsequent to March 31, 2013. Excluding accounts receivable that were obtained in the Acquisition, accounts receivable as a percentage of fourth quarter sales are 51%, which is consistent with prior years. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at March 31, 2013. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at March 31, 2013.

Our inventory balance at March 31, 2013 increased approximately 27% from the inventory balance at March 31, 2012. Excluding the impact of the inventory acquired in the Acquisition, inventory would have increased approximately 5%. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) from the IRS claiming $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to an IRS audit of the acquisition of certain Republic Assets. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. Additionally, as a result of the Notice, we paid $8.4 million in state taxes, penalties and interest during the fiscal year ended March 31, 2012 and an additional $0.3 million in state taxes and interest during the fiscal year ended March 31, 2013. See Notes (H) and (I) of the Notes to the Consolidated Financial Statements for more information.

Net cash used in investing activities during fiscal 2013 was approximately $506.4 million, as compared to net cash used in investing activities of $26.1 million during fiscal 2012, an increase of approximately $480.3 million. A substantial majority of the increase, $453.4 million, related to the Acquisition, while approximately $25.0 million is due to the construction of our new sand processing plant, which was completed during the fourth quarter of fiscal 2013. The majority of the remaining expenditures in fiscal 2013 relate to cost reduction projects and sustaining capital expenditures. We anticipate spending between $20 million and $25 million on sustaining capital expenditures during fiscal year 2014, which is consistent with historic levels after taking into consideration the Acquisition.

Net cash provided by financing activities increased to approximately $379.4 million during fiscal 2013, as compared to net cash used in investing activities of approximately $30.1 million during the similar period in 2012. This $409.5 million increase in net cash provided by financing activities is primarily due to the issuance of common stock and increased borrowings related to the Acquisition. In October 2012, we completed the issuance of common stock in an underwritten public offering that generated net proceeds of approximately $154.8 million. We also increased outstanding borrowings under our Credit Facility by $227.0 million during Fiscal 2013. Net cash provided by financing activities was also positively impacted during fiscal 2013, as compared to fiscal 2012, by an increase in stock option exercises and the related tax benefits of such exercises. Net cash provided from stock option exercises and their related tax benefit was approximately $26.1 million during fiscal 2013, as compared to approximately $8.7 million during fiscal 2012. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 41.3% and 41.1%, respectively, at March 31, 2013, as compared to 36.1% and 35.5%, respectively, at March 31, 2012.

Debt Financing Activities.

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending on our Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $297.0 million of borrowings outstanding under the Credit Facility at March 31, 2013. Based on our Leverage Ratio, we had $96.0 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at March 31, 2013.

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During the quarter ended December 31, 2012, Tranche A of the Series 2005A Senior Notes matured and we retired the remaining $4.7 million in notes from this Tranche. Following these repurchases and maturities, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). Following these repurchases, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

We amended both the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (collectively, the “Note Purchase Agreements”) on September 26, 2012. The amendment to each Note Purchase Agreement, among other things, mirrors the amendments to the Credit Facility, by changing certain provisions in the negative covenants in order to allow for and facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future as well as reasonably identifiable cost savings, improvements and synergies related to the Recently Acquired Assets.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility, namely the maintenance of certain financial ratios.

As a result of the Acquisition, we succeeded to the leasehold interest held by Lafarge North America with respect to the cement plant located in Sugar Creek, Missouri, as well as its obligations under certain related industrial revenue bonds. In 1998, Lafarge North America had entered into a series of agreements, which were later amended in 2003, with the City of Sugar Creek, Missouri, in connection with the construction of improvements at the Sugar Creek cement plant. Under these agreements, Lafarge North America leased the Sugar Creek cement plant from the City of Sugar Creek, Missouri, which issued $150.0 million of tax-exempt and taxable industrial revenue bonds to partly finance the construction of such improvements. The lease payments due to the City of Sugar Creek under the Sugar Creek cement plant lease are equal in amount to the payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. Upon the closing of the Acquisition, funds for the retirement of $47.0 million of the industrial revenue bonds were placed into escrow account by Lafarge North America, resulting in the defeasement of such bonds and leaving $103.0 million of industrial revenue bonds outstanding. The remaining $103.0 million of industrial revenue bonds held by Lafarge North America were transferred to a wholly owned subsidiary of the Company in connection with the Acquisition. Because of the defeasement described above and the fact that we are now the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the Sugar Creek cement plant.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75.0 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become parties to the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of March 31, 2013.

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

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At March 31, 2013, we had $7.1 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $13.6 million in performance bonds relating primarily to our mining operations.

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

Cash Used for Share Repurchases and Stock Repurchase Program.

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

On November 7, 2006, we announced that our Board of Directors authorized the repurchase in the open market of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 717,300 remained available at March 31, 2013. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. We did not repurchase any shares in the open market during the fiscal years ended March 31, 2013, 2012 and 2011.

Dividends.

Dividends paid in fiscal years 2013 and 2012 were $18.5 million and $17.9 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Capital Expenditures.

The following table compares capital expenditures:

		For the Fiscal Year Ended March 31,
	Acquisition	2013	2012
		(dollars in thousands)
Land and Quarries	$35,075	$3,937	$12,907
Plants	271,466	27,277	9,822
Buildings, Machinery and Equipment	100,719	21,797	3,370

Total Capital Expenditures	$407,260	$53,011	$26,099

During fiscal 2012 and 2013, we purchased land with mineral reserves in the Midwest for the purpose of developing a frac sand business to serve the oil services and other industrial end markets, and during fiscal 2013 we constructed a drying plant in Texas. We anticipate additional capital expenditures in the range of $20.0 million to $25.0 million during fiscal year 2014 to support the development of our frac sand business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary on pages 27-28 for more information. See Footnote (B) of the Unaudited Consolidated Financial Statements for more information related to the capital expenditures related to the Acquisition.

Included in the above table is the fair value of property, plant and equipment acquired in the Acquisition. The total amount paid by the Company at closing was $453.4 million. See Note (B) in the Notes to Unaudited Consolidated Financial Statements for more information on the allocation of the Purchase Price to the assets acquired and liabilities assumed in the Acquisition.

Historically, annual maintenance capital expenditures have been approximately $15.0 to $20.0 million; however, due to the Acquisition, we estimate that annual maintenance capital expenditure will be approximately $20.0 to $25.0 million. Total capital expenditures for fiscal 2014, including both the new business and maintenance capital expenditures, are expected to be approximately $40.0 to $70.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our Credit Facility.

Contractual and Other Obligations.

We have certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Credit Facility (1)	$297,000	$—	$297,000	$—	$—
Senior Notes	192,259	—	66,545	89,214	36,500
Interest on Senior Notes	52,233	11,175	21,773	14,555	4,730
Interest on Credit Facility (2)	12,296	6,503	5,793	—	—
Operating Leases	13,636	2,708	4,034	2,079	4,815
Purchase Obligations (3)	83,183	18,070	12,442	10,441	42,230

Total	$650,607	$38,456	$407,587	$116,289	$88,275

(1)	The Credit Facility expires in December 2015.
(2)

At March 31, 2013, we had $297 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at .35% per annum through the expiration of the facility in December 2015. We estimate[d] the future cash flows for interest by assuming a level repayment of the Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments.

Additionally, we are subject to potential tax liabilities related to the IRS audit of the acquisition of the Republic Assets where we potentially may owe $15.8 million to the IRS and $7.3 million to certain states in the next 1 to 5 year period. See Notes (G) and (I) of the Notes to the Consolidated Financial Statements for more information. Based on our current actuarial estimates, we anticipate making contributions of approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2014.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 1.7% in calendar 2012, 3.0% in 2011, and 1.5% in 2010. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During calendar 2012, the Consumer Price Index for energy and transportation increased approximately 0.5% and 2.6%, respectively. These increases are relatively minor, and had minimal impact on our business due to improving efficiencies. Additional inflationary increases could have an adverse impact on all of our businesses. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

GENERAL OUTLOOK

See “General Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 33.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate, consecutive statements reporting net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. Retrospective application is required and both ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this Standard during our fiscal first quarter ended June 30, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward looking statements. See Item 1A – Risk Factors for a more detailed discussion of specific risks and uncertainties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at March 31, 2013 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $297.0 million of borrowings at March 31, 2013 would increase our interest expense by $3.0 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2013	2012	2011
Revenues	$642,562	$495,023	$462,180
Cost of Goods Sold	539,317	454,546	426,603

Gross Profit	103,245	40,477	35,577
Equity in Earnings of Unconsolidated Joint Venture	32,507	28,528	24,233
Corporate General and Administrative Expense	(23,918)	(19,617)	(16,667)
Other Operating Income (Loss)	(1,232)	356	840
Acquisition, Litigation and Other Expense	(10,683)	(9,117)	(10,701)
Loss on Debt Retirement	—	(2,094)	—
Interest Expense, Net	(15,823)	(16,621)	(16,520)

Earnings before Income Taxes	84,096	21,912	16,762
Income Taxes	(26,352)	(3,180)	(1,913)

Net Earnings	$57,744	$18,732	$14,849

EARNINGS PER SHARE
Basic	$1.24	$0.42	$0.34

Diluted	$1.22	$0.42	$0.34

AVERAGE SHARES OUTSTANDING
Basic	46,622,646	44,224,924	43,891,817

Diluted	47,340,450	44,515,981	44,251,276

CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited - dollars in thousands)

	For the Years Ended March 31,
	2013	2012	2011
Net Earnings	$57,744	$18,732	$14,849

Net Actuarial Gains (Losses) of Defined Benefit Plans:
Unrealized gain (loss) during the period, net of tax expense (benefit) of $(1,071), $(1,517) and $172	(1,988)	(2,818)	319
Amortization of Net Actuarial Loss, net of tax expense of $249, $105 and $165	462	195	306

Comprehensive Earnings	$56,218	$16,109	$15,474

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2013	2012
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,897	$6,481
Accounts and Notes Receivable, net	87,543	56,197
Inventories	156,380	123,606
Income Tax Receivable	2,443	1,133
Prepaid and Other Assets	11,008	4,424

Total Current Assets	261,271	191,841

Property, Plant and Equipment -	1,599,992	1,140,744
Less: Accumulated Depreciation	(614,268)	(560,236)

Property, Plant and Equipment, net	985,724	580,508
Notes Receivable	3,893	3,436
Investment in Joint Venture	42,946	38,939
Goodwill and Intangible Assets, net	162,400	150,902
Other Assets	19,999	19,519

	$1,476,233	$985,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$58,880	$38,747
Accrued Liabilities	41,349	33,619
Current Portion of Long-term Debt	—	4,677

Total Current Liabilities	100,229	77,043
Long-term Debt	489,259	262,259
Other Long-term Liabilities	51,547	39,467
Deferred Income Taxes	139,028	133,865

Total Liabilities	780,063	512,634

Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 49,503,496 and 45,269,493 Shares, respectively.	495	453
Capital in Excess of Par Value	224,053	37,692
Accumulated Other Comprehensive Losses	(7,042)	(5,516)
Retained Earnings	478,664	439,882

Total Stockholders’ Equity	696,170	472,511

	$1,476,233	$985,145

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$57,744	$18,732	$14,849
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	56,850	50,124	49,212
Gain on Sale of Property, Plant and Equipment	—	—	(485)
Other Non-Operating Expense	—	—	10,701
Deferred Income Tax Provision	6,155	2,188	8,497
Stock Compensation Expense	9,002	5,509	3,587
Excess Tax Benefits from Share Based Payment Arrangements	(6,493)	(1,568)	(1,784)
Equity in Earnings of Unconsolidated Joint Venture	(32,507)	(28,528)	(24,233)
Distributions from Joint Venture	28,500	23,250	24,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(7,771)	(10,452)	11,126
Inventories	(14,186)	(8,369)	(9,366)
Accounts Payable and Accrued Liabilities	24,610	3,327	(29,418)
Other Assets	(2,679)	(2,423)	(4,399)
Income Taxes Payable (Receivable)	5,182	9,062	(8,704)

Net Cash Provided by Operating Activities	124,407	60,852	44,083

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(53,011)	(26,099)	(17,224)
Proceeds from Sale of Property, Plant and Equipment	—	—	600
Acquisition	(453,420)	—	—

Net Cash Used in Investing Activities	(506,431)	(26,099)	(16,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	227,000	68,000	(1,000)
Repayment of Senior Notes	(4,677)	(88,064)	(15,000)
Dividends Paid to Stockholders	(18,532)	(17,876)	(17,634)
Net Proceeds from Offering of Common Stock	154,832	—	—
Proceeds from Stock Option Exercises	19,645	7,138	4,849
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(3,569)	(912)	—
Payment of Debt Acquisition Costs	(1,751)	—	—
Excess Tax Benefits from Share Based Payment Arrangements	6,493	1,568	1,784

Net Cash Provided by (Used in) Financing Activities	379,441	(30,146)	(27,001)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,583)	4,607	458
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,481	1,874	1,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,897	$6,481	$1,874

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance March 31, 2010	$438	$14,723	$441,954	$(3,518)	$453,597
Net Earnings	—	—	14,849	—	14,849
Stock Option Exercises and Restricted Share Vesting	6	4,843	—	—	4,849
Tax Benefit-Stock Option Exercise	—	1,706	—	—	1,706
Dividends to Stockholders	—	—	(17,699)	—	(17,699)
Stock Compensation Expense	—	3,587	—	—	3,587
Unfunded Pension Liability, net of tax	—	—	—	625	625

Balance March 31, 2011	$444	$24,859	$439,104	$(2,893)	$461,514
Net Earnings	—	—	18,732	—	18,732
Stock Option Exercises and Restricted Share Vesting	9	7,129	—	—	7,138
Tax Benefit-Stock Option Exercise	—	1,107	—	—	1,107
Dividends to Stockholders	—	—	(17,954)	—	(17,954)
Stock Compensation Expense	—	5,509	—	—	5,509
Shares Redeemed to Settle Employee Taxes	—	(912)	—	—	(912)
Unfunded Pension Liability, net of tax	—	—	—	(2,623)	(2,623)

Balance at March 31, 2012	$453	$37,692	$439,882	$(5,516)	$472,511
Net Earnings	—	—	57,744	—	57,744
Net proceeds from Equity Offering	35	154,797	—	—	154,832
Stock Option Exercises and Restricted Share Vesting	8	19,637	—	—	19,645
Tax Benefit-Stock Option Exercise	—	6,493	—	—	6,493
Dividends to Stockholders	—	—	(18,962)	—	(18,962)
Stock Compensation Expense	—	9,002	—	—	9,002
Shares Redeemed to Settle Employee Taxes	(1)	(3,568)	—	—	(3,569)
Unfunded Pension Liability, net of tax	—	—	—	(1,526)	(1,526)

Balance at March 31, 2013	$495	$224,053	$478,664	$(7,042)	$696,170

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

We evaluated all events or transactions that occurred after March 31, 2013 through the filing of these financial statements.

Reclassifications –

Certain prior period reclassifications have been made to conform to the current period presentation.

Cash and Cash Equivalents –

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.1 million and $5.0 million at March 31, 2013 and 2012, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $5.6 million at March 31, 2013, of which approximately $1.7 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.3%, which will vary based on changes to LIBOR. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2013 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At March 31, 2013 and 2012, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2013	2012
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$56,019	$46,336
Finished Cement	18,077	10,391
Gypsum Wallboard	6,855	6,215
Aggregates	16,837	14,155
Paperboard	2,867	2,443
Repair Parts and Supplies	49,361	40,352
Fuel and Coal	6,364	3,714

	$156,380	$123,606

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $55.1 million, $48.9 million and $48.2 million for the years ended March 31, 2013, 2012 and 2011, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2013 and 2012, management believes no events or circumstances indicate that the carrying value may not be recoverable.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2013 was $3.1 million and $2.9 million, respectively and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time.

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

	March 31, 2013
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts and relationships	15 years	$6,060	$(1,176)	$4,884
Sales contracts	4 years	2,500	(208)	2,292
Permits	40 years	27,240	(4,531)	22,709
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$168,315	$(5,915)	$162,400

	March 31, 2012
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts	15 years	$1,300	$(983)	$317
Permits	40 years	22,000	(3,930)	18,070
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$155,815	$(4,913)	$150,902

Amortization expense of intangibles was $1.0 million, $0.6 million and $0.6 million for the years ended March 31, 2013, 2012 and 2011, respectively. Amortization expense is expected to be approximately $2.0 million per year for fiscal years 2014, 2015 and 2016, $1.7 million for fiscal year 2017 and $1.0 million for fiscal year 2018.

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

Stock Repurchases –

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2013. We did not repurchase any shares in the open market during the years ended March 31, 2013, 2012 and 2011.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $83.2 million, $66.0 million and $62.0 million were classified as cost of goods sold in the years ended March 31, 2013, 2012 and 2011, respectively.

Other operating income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

As of March 31, 2013, we have an accumulated other comprehensive loss of $7.0 million, which is net of income taxes of $3.8 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2013, 2012 and 2011 were $14.6 million, $18.8 million and $18.1 million, respectively.

We made net payments of $14.8 million and $61.9 million for federal and state income taxes in the years ended March 31, 2013 and 2011, respectively, and received a net refund of $8.0 million in the year ended March 31, 2012. Certain deposits made with the IRS in fiscal year 2010 were converted to payments in fiscal 2011, and are shown as payments in fiscal 2011.

Statements of Consolidated Earnings – Supplemental Disclosures –

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $61.3 million, $37.6 million and $34.5 million in the years ended March 31, 2013, 2012 and 2011, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Operating Units Selling, G&A	$39,133	$27,695	$26,812
Corporate G&A	23,918	19,617	16,667

	$63,051	$47,312	$43,479

During fiscal 2012, we repurchased $88.1 million of our senior debt at a premium, which was recorded inclusive of transaction costs. The amount of the premium plus transaction costs was $2.1 million.

Earnings Per Share –

	For the Years Ended March 31,
	2013	2012	2011
Weighted-Average Shares of Common Stock Outstanding	46,622,646	44,224,924	43,891,817
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,984,563	800,748	1,186,064
Less Shares Repurchased from Proceeds of Assumed Exercised Options(1)	(1,568,604)	(652,046)	(934,328)
Restricted Stock Units	301,845	142,355	107,723

Weighted-Average Common Stock and Dilutive Securities Outstanding	47,340,450	44,515,981	44,251,276

(1)	Includes unearned compensation related to outstanding stock options.

There were 1,082,380, 2,773,279 and 1,904,637 stock options at an average exercise price of $39.65 per share, $42.17 per share and $44.45 per share that were excluded from the computation of diluted earnings per share for the years ended March 31, 2013, 2012 and 2011, respectively, because such inclusion would have been anti-dilutive.

Fair Value Measures

Certain assets and liabilities are required to be recorded or disclosed at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. There are three levels of inputs that may be used to measure fair value:

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

New Accounting Standards –

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate, consecutive statements reporting net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which deferred the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. Retrospective application is required and both ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this Standard during our fiscal first quarter ended June 30, 2012.

Acquisition, Litigation and Other Expense

Acquisition and litigation expense consists primarily of expenses incurred during our acquisition and significant legal expenses incurred during litigation, primarily litigation involving an ongoing lawsuit against the Internal Revenue Service (“IRS”), and an adverse arbitration ruling in fiscal 2012. See Note (I), Commitments and Contingencies, for more information about the outstanding lawsuit with the IRS and the results of the arbitration ruling.

During February 2011, we determined that we would not move forward with the planned expansion of our Nevada Cement facility. As a result of this decision, we wrote-off approximately $8.9 million related to the planned expansion during fiscal 2011. The remaining expense in 2011 consists of the write-down of unused aggregate equipment in our Texas operation and other miscellaneous write-downs.

(B) Acquisition

On November 30, 2012, the Company completed the acquisition (the “Acquisition”) of certain assets of Lafarge North America Inc. (“Lafarge North America” or “the Sellers”). The Acquisition allows us to expand the scope of our cement business in a geographic area that is complementary to, but does not overlap with, our existing cement business. The Acquisition also further positions the Company near energy growth markets where there is growing demand for our specialty oil well cement and other related products.

The assets acquired by us in the Acquisition were used by the Sellers in connection with the business (the “Recently Acquired Assets”) of producing, marketing and selling portland cement and concrete in Kansas, Missouri and Oklahoma, and include the following:

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

In most cases, we acquired ownership of these assets from the Sellers. However, the cement plant located in Sugar Creek, Missouri was leased by the Sellers pursuant to a long-term lease containing a purchase option exercisable by payment of a nominal fee. This lease, including the purchase option, was transferred to us at the closing of the Acquisition. In addition, we assumed certain liabilities in the Acquisition, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Recently Acquired Assets.

Purchase Price: The purchase price (the “Purchase Price”) of the Acquisition was $453.4 million, and is subject to adjustment to reflect actual working capital acquired at the closing. We funded the payment of the Purchase Price and expenses incurred in connection with the Acquisition through a combination of borrowings under our bank credit facility and the proceeds from our issuance of common stock, which was completed on October 3, 2012.

Recording of assets acquired and liabilities assumed: The Acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We engaged a third-party to perform a valuation to support our estimate of the fair value of certain assets acquired in the Acquisition. The working capital amounts paid at the closing are subject to certain changes to reflect actual working capital. Any changes to the working capital amounts will affect certain of the amounts set forth in the table below, including the total purchase price.

The preparation of the valuation of the assets acquired and liabilities assumed in the Acquisition requires the use of significant assumptions and estimates. Critical estimates include, but are not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates. These estimates are based on assumptions that we believe to be reasonable. However, actual results may differ from these estimates.

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets and assumed liabilities based on their estimated fair values at the acquisition date. Based on our estimate of the fair value of tangible and intangible assets acquired and liabilities assumed the purchase price is allocated as follows:

Purchase price allocation at acquisition date (in thousands)	As of November 30, 2012
Cash and cash equivalents	$—
Accounts Receivable	23,432
Inventories	20,361
Prepaid and Other Assets	3,511
Property and Equipment	407,260
Intangible Assets	12,500
Accounts Payable	(9,070)
Accrued Liabilities	(3,501)
Other Long-term Liabilities	(1,060)

Total Net Assets	453,433
Goodwill	—

Total Purchase Price	$453,433

Intangible Assets: The following table is a summary of the fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Fair Value
Customer Relationships	15	$4,760
Sales Contracts	4	2,500
Permits	40	5,240

Total Intangible Assets		$12,500

Actual and pro forma impact of the Acquisition: The following table presents the net sales and operating income of the Recently Acquired Assets that has been included in our consolidated statement of earnings from November 30, 2012 through the end of the fiscal year:

Fiscal Year Ended March 31, 2013
(dollars in thousands)
Net Sales	$28,892
Operating Loss	$(12,531)

The unaudited pro forma results presented below include the effects of the Acquisition as if it had been consummated as of April 1, 2011. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition, depreciation from the fair value adjustments for property and equipment, and the impact on earnings per share of the issuance of common stock in connection with the Acquisition. To better reflect the combined operating results, material nonrecurring charges directly related to the Acquisition of $6.1 million have been excluded from pro forma net income for the twelve month periods ended March 31, 2013 and 2012.

	For the Fiscal Year Ended March 31,
	2013	2012
	(dollars in thousands)
Revenues	$792,979	$660,401
Net Income	$71,361	$7,460
Earnings per share – basis	$1.48	$0.16
Earnings per share – diluted	$1.45	$0.16
Weighted Average Shares Outstanding:
Basic	48,352,346	47,647,924
Diluted	49,070,150	47,965,981

The pro forma results do not include any anticipated synergies or other expected benefits of the Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition been consummated as of April 1, 2011.

(C) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2013	2012
	(dollars in thousands)
Land and Quarries	$154,710	$81,175
Plants	1,324,489	958,985
Buildings, Machinery and Equipment	110,138	96,954
Construction in Progress	10,655	3,630

	1,599,992	1,140,744
Accumulated Depreciation	(614,268)	(560,236)

	$985,724	$580,508

Included in Property, Plant and Equipment are $83.9 million and $46.0 million of mining and related assets (net of accumulated depreciation) at March 31, 2013 and 2012, respectively.

(D) Accrued Expenses

Accrued expenses at March 31, 2013 and 2012 consist of the following:

	March 31,
	2013	2012
	(dollars in thousands)
Payroll and Incentive Compensation	$11,827	$7,320
Benefits	10,349	8,583
Interest	4,813	4,904
Property Taxes	3,235	3,865
Power and Fuel	3,146	1,174
Acquisition Related Expenses	2,023	—
Other	5,956	7,773

	$41,349	$33,619

(E) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Bank Credit Facility	$297,000	$70,000
Senior Notes	192,259	196,936

Total Debt	489,259	266,936
Less: Current Portion of Long-term Debt	—	(4,677)

Long-term Debt	$489,259	$262,259

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

The weighted-average interest rate of Senior Notes during fiscal 2013, 2012 and 2011 was 5.81%, 5.78% and 5.75%, respectively. The interest rate of the Senior Notes was 5.81% and 5.8% at March 31, 2013 and 2012, respectively.

The weighted-average interest rate of bank debt borrowings during fiscal 2013, 2012 and 2011 was 2.0%, 2.6% and 1.7%, respectively. The interest rate on the bank debt was 2.0% and 2.5% at March 31, 2013 and 2012, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2014	$—
2015	9,500
2016	354,045
2017	8,000
2018	81,214
Thereafter	36,500

Total	$489,259

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During November 2012, Tranche A of the Series 2005A Senior Notes matured and we retired the remaining $4.7 million in notes from this Tranche. Following these repurchases and maturities, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche A	$9.5 million	October 2, 2014	6.08%
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

We amended both the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (collectively, the “Note Purchase Agreements”) on September 26, 2012. The amendment to each Note Purchase Agreement, among other things, mirrors the amendments to the Credit Facility, by changing certain provisions in the negative covenants in order to allow for and facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future as well as reasonably identifiable cost savings, improvements and synergies related to the purchase of the Recently Acquired Assets.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2013 and throughout the fiscal year.

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

Bank Debt -

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon our Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $297.0 million of borrowings outstanding under the Credit Facility at March 31 2013. Based on our Leverage Ratio, we had $96.0 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at March 31, 2013.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2013, we had $7.1 million of letters of credit outstanding.

As a result of the Acquisition, we succeeded to the leasehold interest held by Lafarge North America with respect to the cement plant located in Sugar Creek, Missouri, as well as its obligations under certain related industrial revenue bonds. In 1998, Lafarge North America had entered into a series of agreements, which were later amended in 2003, with the City of Sugar Creek, Missouri, in connection with the construction of improvements at the Sugar Creek cement plant. Under these agreements, Lafarge North America leased the Sugar Creek cement plant from the City of Sugar Creek, Missouri, which issued $150.0 million of tax-exempt and taxable industrial revenue bonds to partly finance the construction of such improvements. The lease payments due to the City of Sugar Creek under the Sugar Creek cement plant lease are equal in amount to the payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. Upon the closing of the Acquisition, funds for the retirement of $47.0 million of the industrial revenue bonds were placed into escrow by Lafarge North America, resulting in the defeasement of such bonds and leaving $103.0 million of industrial revenue bonds outstanding. The remaining $103.0 million of industrial revenue bonds held by Lafarge North America were transferred to a wholly owned subsidiary of the Company in connection with the Acquisition. Because of the defeasement described above and the fact that we are now the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the Sugar Creek cement plant.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of March 31, 2013.

(F) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2013 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$60,622
Series 2005A Tranche C	62,392
Series 2007A Tranche A	9,951
Series 2007A Tranche B	8,834
Series 2007A Tranche C	26,916
Series 2007A Tranche D	41,756

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at March 31, 2013 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at March 31, 2013.

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

As further discussed below, we operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations and four aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area and northern California.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Revenues -
Cement	$304,125	$243,978	$225,784
Gypsum Wallboard	306,529	217,633	204,560
Paperboard	121,930	118,794	104,775
Concrete and Aggregates	56,287	45,515	44,236

	788,871	625,920	579,355
Less: Intersegment Revenues	(49,987)	(44,757)	(42,263)
Less: Joint Venture Revenues	(96,322)	(86,140)	(74,912)

	$642,562	$495,023	$462,180

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Intersegment Revenues -
Cement	$2,850	$3,605	$4,086
Paperboard	46,393	40,485	37,622
Concrete and Aggregates	744	667	555

	$49,987	$44,757	$42,263

Cement Sales Volumes (M tons) -
Wholly-Owned	2,390	1,857	1,718
Joint Venture	913	866	823

	3,303	2,723	2,541

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Operating Earnings -
Cement	$46,228	$46,850	$45,688
Gypsum Wallboard	69,712	6,264	1,242
Paperboard	25,200	16,988	12,086
Concrete and Aggregates	(5,388)	(1,097)	794
Other, net	(1,232)	356	840

Sub-Total	134,520	69,361	60,650
Corporate General and Administrative	(23,918)	(19,617)	(16,667)
Other Corporate Charges	(10,683)	(9,117)	(10,701)

Earnings Before Interest and Income Taxes	99,919	40,627	33,282
Loss on Debt Retirement	—	(2,094)	—
Interest Expense, net	(15,823)	(16,621)	(16,520)

Earnings Before Income Taxes	$84,096	$21,912	$16,762

Cement Operating Earnings -
Wholly-Owned	$13,721	$18,322	$21,455
Joint Ventures	32,507	28,528	24,233

	$46,228	$46,850	$45,688

Capital Expenditures -
Cement	$15,583	$7,753	$9,395
Gypsum Wallboard	2,682	3,357	2,190
Paperboard	804	919	1,447
Aggregates	33,829	13,639	3,416
Concrete	103	321	351
Other, net	10	110	425

	$53,011	$26,099	$17,224

Depreciation , Depletion and Amortization -
Cement	$20,658	$15,373	$14,468
Gypsum Wallboard	21,045	20,903	21,463
Paperboard	8,824	8,595	8,800
Aggregates	3,820	3,365	3,004
Concrete	1,392	1,022	836
Corporate and Other	1,111	866	641

	$56,850	$50,124	$49,212

	As of March 31,
	2013	2012	2011
	(dollars in thousands)
Identifiable Assets
Cement	$756,158	$313,559	$304,693
Gypsum Wallboard	425,866	434,967	446,174
Paperboard	129,226	137,483	144,434
Aggregates	108,796	49,009	39,907
Concrete	27,187	12,031	11,890
Other, net	29,000	38,096	38,712

	$1,476,233	$985,145	$985,810

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

The segment breakdown of goodwill at March 31, 2013 and 2012 is as follows:

	For the Years Ended March 31,
	2013	2012
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

During fiscal 2012, we provided approximately $12.0 million to our Joint Venture for its capital needs, which has been offset against distributions received from the Joint Venture during fiscal 2012 on the Consolidated Statement of Cash Flows.

(H) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$19,108	$812	$(6,450)
State	1,089	180	(134)

	20,197	992	(6,584)
Deferred Provision (Benefit) -
Federal	5,173	1,984	7,919
State	982	204	578

	6,155	2,188	8,497

Provision for Income Taxes	$26,352	$3,180	$1,913

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Earnings Before Income Taxes	$84,096	$21,912	$16,762

Income Taxes at Statutory Rate	$29,434	$7,669	$5,866
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	1,346	249	289
Statutory Depletion in Excess of Cost	(3,110)	(2,619)	(2,492)
Domestic Production Activities Deduction	(1,895)	36	195
Meals and Entertainment Disallowance	337	284	283
Penalties on Uncertain Tax Positions	215	190	400
Tax Benefits-ASC 740 Accruals and State Amnesty Programs	(42)	(2,558)	(2,840)
Other	67	(71)	212

Provision for Income Taxes	$26,352	$3,180	$1,913

Effective Tax Rate	31%	15%	11%

During fiscal 2012, the Federal statute of limitations for assessment for the years ended March 31, 2004, March 31, 2005 and March 31, 2006 expired. Also, we participated in amnesty programs in Arizona, Colorado and California. These events were treated as discrete items in the tax provision and a benefit totaling $2.5 million on an after-tax basis was recognized. In January 2012, we received payment of the $9.1 million owed to us by the IRS at March 31, 2012 due to carryback of net operating loss for tax purposes.

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$7,038	$4,617	$(15)
Bad Debts	(73)	(119)	(324)
Uniform Capitalization	(14)	(1,004)	681
Accrual Changes	(1,169)	1,107	4,135
Uncertain Tax Position Accruals	173	(2,264)	5,136
Other	200	(149)	(1,116)

	$6,155	$2,188	$8,497

Components of deferred income taxes are as follows:

	March 31,
	2013	2012
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(142,343)	$(137,343)
Repair Parts	(3,827)	(3,944)
State Income Taxes	(8,967)	(7,837)
Other	(4,277)	(4,096)

Total Deferred Tax Liabilities	$(159,414)	$(153,220)

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	$13,352	13,138
Bad Debts	1,898	1,825
Uniform Capitalization	1,004	990
Other	4,321	3,588

Total Deferred Tax Assets	$20,575	$19,541

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2013	2012
	(dollars in thousands)
Prepaid and Other Assets	189	186

Deferred Income Taxes	$(139,028)	$(133,865)

Uncertain tax position –

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

Reconciliation of the consolidated liability for gross unrecognized tax benefits, excluding interest, from April 1, 2010 to March 31, 2013, is as follows:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Balance at Beginning of Year	$25,890	$28,450	$49,107
Increase related to prior tax positions	215	534	3,734
Decrease related to prior tax positions	(42)	(2,797)	(1,597)
Payments	—	(297)	(22,794)

	$26,063	$25,890	$28,450

We recognize penalties associated with uncertain tax positions as part of the tax provision, while interest associated with uncertain tax positions is included in interest expense. The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Accrued interest recognized	$409	$(903)	$(1,468)

Accrued penalties recognized	$173	$190	$400

The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate at March 31, 2013 was $26.1 million, of which $14.5 million has been deducted on our tax returns.

In May 2011, we filed a lawsuit against the Internal Revenue Service (“IRS”) in Federal District Court to recover all of the amounts paid to the IRS with respect to our uncertain tax position for 2001 through 2006. If we were to prevail, we would receive a refund of up to $106.6 million related to federal and state taxes, interest and penalties paid since fiscal 2008 (see Note (H) for more information). Any refund of income taxes or penalties received from the IRS would be recorded as a tax benefit and impact our effective tax rate. Any refund of interest would reduce future interest expense. Additionally, we would reduce other long-term liabilities by $29.9 million, which is comprised of $26.1 million related to our unrecognized tax benefit, including penalties, and $3.8 for accrued interest on the uncertain tax position, which would also impact our tax provision.

In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case before the Federal District Court. We currently are unable to estimate the range of possible increase or decrease in uncertain tax positions that may occur within the next twelve months resulting from the eventual outcome of the years currently under audit or appeal, and therefore cannot anticipate whether such outcome will result in a material change to our financial position ,results of operations or cash flows.

(I) Commitments and Contingencies

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements to secure funding obligations on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2013, we had contingent liabilities under these outstanding letters of credit of approximately $7.1 million.

The following table compares insurance accruals and payments for our operations:

	For the Years Ended March 31,
	2013	2012
	(dollars in thousands)
Accrual Balances at Beginning of Period	$5,068	$6,639
Insurance Expense Accrued	4,098	2,083
Payments	(3,977)	(3,654)

Accrual Balance at End of Period	$5,189	$5,068

We are currently contingently liable for performance under $13.6 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Outstanding Lawsuit against the IRS

As described in more detail below, the IRS has challenged certain depreciation deductions claimed by us with respect to assets (the “Republic Assets”) acquired by us from Republic Group LLC in a transaction completed in November 2000 (the “Republic Assets Acquisition”). We are engaged in administrative and judicial proceedings seeking to establish our right to claim these deductions.

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

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties relating to the acquisition of the Republic Assets. In addition, we estimate that interest of approximately $1.9 million has accrued on these amounts as of March 31, 2013. These amounts have been fully accrued in our financial statements at March 31, 2013. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at March 31, 2013 and 2012. On October 31, 2012, we appealed the findings of the examiner to the IRS Appeals Office, contesting the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case in Federal District Court.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits have been filed against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America, Georgia-Pacific LLC, Temple Inland Inc. and PABCO Building Products LLC. The plaintiffs in these class action lawsuits bring claims on behalf of purported classes of direct or indirect purchasers of wallboard during various periods from 2008 to the present for unspecified monetary damage (including treble damages) and in some cases injunctive relief in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina, North Carolina and the Northern District of Illinois. On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

Limited written discovery has taken place to date. Due to the recent nature of these claims, we are unable to assess the likelihood or amount of potential loss relating to the claims, or whether such losses, if any, would have a material impact on our financial position, results of operations or cash flows. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

Arbitration Claim

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

The arbitration panel convened in November 2011 and resulting proceeding was concluded in December 2011, although the decision was not announced until January 19, 2012. The arbitration panel ruled against us and awarded $6.9 million to the other mining company plus attorneys’ fees and arbitration costs to the other party of approximately $1.2 million. All amounts were paid during February 2012. This amount, together with our legal expenses incurred defending this claim, is classified as Acquisition and Litigation Expense in our Consolidated Statements of Earnings for the fiscal year ended March 31, 2012. The ruling involves a limited area within our California aggregates deposit and is not expected to have a material adverse impact on our continuing operations in future periods.

Other

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

Our paperboard operation, Republic Paperboard Company LLC (“Republic”), is a party to a long-term variable-priced paper supply agreement with St. Gobain pursuant to which Republic is obligated to sell to St. Gobain at least 90% of the gypsum-grade recycled paperboard requirements for three of St. Gobain’s wallboard plants. This comprises approximately 15% to 20% of Republic’s current annual output of gypsum-grade recycled paperboard.

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2013. The contracts are for approximately 25% of our anticipated natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2013, 2012 and 2011 totaled $1.6 million, $1.7 million and $2.0 million, respectively. Minimum annual rental commitments as of March 31, 2013, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2014	$2,707
2015	$2,273
2016	$1,761
2017	$1,158
2018	$921
Thereafter	$4,815

(J) Stock Option Plans

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

Long-Term Compensation Plans –

Options. In June 2012, we granted 42,336 options to members of the Board of Directors (the “Fiscal 2013 Board of Directors Grant”). Options granted under the Fiscal 2013 Board of Directors Grant vested six months after issuance, in December 2012, and can be exercised from the date of vesting until their expiration on the tenth anniversary of the date of grant. In August 2011, we granted options to members of the Board of Directors (the “Fiscal 2012 Board of Directors Grant”). Options granted under the Fiscal 2012 Board of Directors Grants vested, and can be exercised from the date of grant until their expiration at the end of ten years.

In June 2012, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 448,843 stock options pursuant to the Plan to certain employees that vest ratably over a three year period (the “Fiscal 2013 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In June 2011, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 352,829 stock options pursuant to the Plan to certain employees that vest ratably over a three year period (the “Fiscal 2012 Employee Stock Option Grant”). The options have a term of ten years from the date of grant.

All stock options issued during fiscal 2013 and 2012 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2013 and 2012 are as follows:

	2013	2012
Dividend Yield	2.0%	2.0%
Expected Volatility	44.1%	41.9%
Risk Free Interest Rate	1.7%	2.5%
Expected Life	7.9 years	8.0 years

Stock option expense for all outstanding stock option awards was approximately $4.0 million, $1.4 million and $0.8 million, for the years ended March 31, 2013, 2012 and 2011, respectively. The expense for 2012 and 2011 reflects credits of $1.3 million and $1.1 million, respectively; resulting from our updated assessment of future compliance with performance conditions associated with certain stock option grants. At March 31, 2013, there was approximately $6.9 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	3,241,322	$36.11	3,323,786	$35.60	3,446,452	$33.97
Granted	569,679	$34.64	474,124	$26.41	269,502	$28.45
Exercised	(746,131)	$54.31	(383,811)	$18.57	(388,214)	$15.94
Cancelled	(42,278)	$42.21	(172,777)	$38.69	(3,954)	$58.93

Outstanding Options at End of Year	3,022,592	$37.83	3,241,322	$36.11	3,323,786	$35.60

Options Exercisable at End of Year	986,187		1,567,734		1,735,911

Weighted Average Fair Value of Options Granted during the Year		$13.28		$10.29		$10.88

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $30.74	1,048,420	5.45	$26.79	812,558	$26.56
$33.08 - $40.78	650,811	7.69	$34.64	130,768	$37.46
$47.53 - $70.30	1,323,361	1.43	$48.16	42,861	$62.83

	3,022,592	4.17	$37.83	986,187	$29.58

At March 31, 2013, the aggregate intrinsic value for outstanding and exercisable options was approximately $87.0 million and $36.5 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2013 was approximately $19.9 million.

Restricted Stock Units. Expense related to RSUs was approximately $1.6 million, $1.5 million and $1.6 million in fiscal years ended March 31, 2013, 2012 and 2011, respectively. At March 31, 2013, there were approximately 28,000 unvested RSUs, with approximately $0.1 million of unearned compensation, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.0 years.

Restricted Stock. In June 2012, the Compensation Committee also approved the granting of an aggregate of 57,443 shares of restricted stock to certain key employees at both the corporate and subsidiary level (the “Fiscal 2013 Employee Restricted Share Award”) that would be earned if our ten year average return on equity is at least 15% at March 31, 2013. If the performance criterion were not met, all of the shares would be forfeited. The Compensation Committee has certified that the performance criterion was met at March 31, 2013; therefore, all shares were earned. Restriction on the shares will lapse ratably over five years, with the first fifth lapsing on June 19, 2013, and the remaining restrictions lapsing on March 31, 2014 through 2017. In June 2011, the Compensation Committee approved the granting of an aggregate of 412,164 shares of restricted stock to certain key employees at both the corporate and subsidiary level that would be earned if our ten year average return on invested capital exceeded 12% at March 31, 2012. If the performance criterion were not met, all shares would have been forfeited. The Compensation Committee has certified that the performance criterion had been met at March 31, 2012; therefore, all shares were earned. Restrictions on the shares will lapse ratably over five years, with the remaining restrictions lapsing on March 31, 2014 through 2016.

In June 2012, we granted 16,251 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2013 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2013 Restricted Stock Award were earned in December 2012 but the restrictions on the shares will not lapse until the retirement of the director from the Board of Directors, or earlier under such circumstances as are approved by the Compensation Committee. Expense related to restricted shares was $3.4 million, $2.6 million and $1.0 million in fiscal years ended March 31, 2013, 2012 and 2011, respectively. At March 31, 2013, there were approximately 570,000 shares with remaining restrictions for which $13.3 million of unearned compensation, net of estimated forfeitures, will be recognized over a weighted-average period of 3.9 years.

Shares available for future stock option, restricted stock and restricted stock unit grants were 1,302,263 at March 31, 2013. Of the available shares, up to 106,417 can be used for future restricted stock and restricted stock unit grants.

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2013 and a statement of the funded status as of March 31, 2013 and 2012:

	For the Years Ended March 31,
	2013	2012
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$24,735	$20,266
Service Cost - Benefits Earned During the Period	785	561
Interest Cost on Projected Benefit Obligation	1,222	1,104
Actuarial (Gain) Loss	3,576	3,462
Benefits Paid	(732)	(658)

Benefit Obligation at March 31,	$29,586	$24,735

Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$17,310	$16,517
Actual Return on Plan Assets	1,598	445
Employer Contributions	517	1,006
Benefits Paid	(732)	(658)

Fair Value of Plans at March 31,	18,693	17,310

Funded Status -
Unfunded Status at March 31,	$(10,893)	$(7,425)

Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(10,893)	$(7,425)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	10,812	8,443
Prior Service Cost	22	43

Accumulated Other Comprehensive Losses	10,834	8,486
Tax impact	(3,792)	(2,970)

Accumulated Other Comprehensive Losses, net of tax	$7,042	$5,516

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2013	2012
	(dollars in thousands)
Projected Benefit Obligation	$29,586	$24,735
Accumulated Benefit Obligation	$29,497	$24,706
Fair Value of Plan Assets	$18,693	$17,310

Net periodic pension cost for the fiscal years ended March 31, 2013, 2012 and 2011, included the following components:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$785	$561	$557
Interest Cost of Projected Benefit Obligation	1,222	1,104	1,060
Expected Return on Plan Assets	(1,371)	(1,293)	(1,163)
Recognized Net Actuarial Loss	980	242	354
Amortization of Prior-Service Cost	21	33	80

Net Periodic Pension Cost	$1,637	$647	$888

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (in thousands):

Fiscal Years	Total
2014	$882
2015	$973
2016	$1,059
2017	$1,105
2018	$1,174
2019-2023	$7,502

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2013	2012	2011
Net Periodic Benefit Costs -
Discount Rate	4.56%	5.61%	5.75%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2013	2012
Benefit Obligations -
Discount Rate	4.20%	4.56%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2013 and 2012 and the range of target allocation are as follows:

	Range of Target	Percentage of Plan Assets at March 31,

	Allocation	2013	2012
Asset Category -
Equity Securities	40 – 60%	60%	60%
Debt Securities	35 – 60%	30%	30%
Other	0 – 5%	10%	10%

Total		100%	100%

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

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2014.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2013 were as follows:

	March 31,
	2013	2012
	(dollars in thousands)
Equity Securities	$12,034	$9,808
Fixed Income Securities	5,752	4,914
Real Estate Funds	287	466
Commodity Linked Funds	420	710
Hedge Funds	—	303
Cash Equivalents	200	1,109

Total	$18,693	$17,310

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A).

The fair values by category of inputs as of March 31, 2013 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$12,034	$—	$12,034
Fixed Income Securities	—	5,752	—	5,752
Real Estate Funds	—	287	—	287
Commodity Linked Funds	—	420	—	420
Cash Equivalents	200	—	—	200

	$200	$18,493	$—	$18,693

The fair values by category of inputs as of March 31, 2012 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$9,808	$—	$9,808
Fixed Income Securities	—	4,914	—	4,914
Real Estate Funds	—	466	—	466
Commodity Linked Funds	—	710	—	710
Hedge Funds	—	303	—	303
Cash Equivalents	1,109	—	—	1,109

	$1,109	$16,201	$—	$17,310

Equity securities consist of funds that are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

We also provide a profit sharing plan, which covers substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute on an after-tax basis up to 10% of their base annual salary. Employees are fully vested to the extent of their contributions at all times. Employees become fully vested in our contributions over a seven year period for contributions made prior to 2007, and over a six year period for contributions made beginning in 2007. Costs relating to the employer discretionary contributions for our contribution plan totaled $3.3 million, $2.5 million and $2.5 million in fiscal years 2013, 2012 and 2011, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s welfare plans. These welfare plans included the seller’s 401(k) plan which included employer matching percentages. As a result, we made matching contributions to its 401(k) plan totaling $0.1 million for these employees during each of the fiscal years 2013, 2012 and 2011.

As part of the Acquisition, we became party to certain multi-employer pension plans. Approximately sixty of our employees belong to five different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire between June 2014 and March 2017. Our expense related to these plans was approximately $0.2 million during the fiscal year ended March 31, 2013. We anticipate the total expense in fiscal 2014 related to these plans will be approximately $0.7 million.

(L) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Interest Income	$(53)	$(6)	$(7)
Interest Expense	14,769	16,969	17,742
Interest Expense (Income) – IRS	409	(903)	(1,468)
Other Expenses	698	561	253

Interest Expense, net	$15,823	$16,621	$16,520

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

(N) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$154,042	$119,807
Gross Profit	22,897	4,373
Earnings Before Income Taxes	19,914	1,039
Net Earnings	13,978	807
Diluted Earnings Per Share	$0.31	$0.02
Second Quarter -
Revenues	$164,659	$134,819
Gross Profit	32,489	8,717
Earnings Before Income Taxes	26,125	7,739
Net Earnings	17,953	6,025
Diluted Earnings Per Share	$0.40	$0.14
Third Quarter -
Revenues	$164,743	$123,596
Gross Profit	31,261	12,471
Earnings Before Income Taxes	27,301	489
Net Earnings	17,980	2,897
Diluted Earnings Per Share	$0.37	$0.07
Fourth Quarter -
Revenues	$159,118	$116,801
Gross Profit	16,598	14,916
Earnings Before Income Taxes	10,756	12,645
Net Earnings	7,833	9,003
Diluted Earnings Per Share	$0.16	$0.20

The fourth quarter of fiscal 2013 includes approximately $14.0 million of repair and maintenance expense at our two new cement facilities. This expense was incurred during extended outages at each plant, and consisted primarily of standard maintenance and repairs.

The third quarter of fiscal 2012 includes non-operating expense of $9.1 million relating to a loss in arbitration. See Footnote (I), Commitments and Contingencies for more information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and Subsidiaries at March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Dallas, Texas

May 24, 2013

Texas Lehigh Cement Company LP

Statements of Operations

(dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Net sales	$180,896	$165,081	$140,956
Cost of goods sold	113,390	105,836	89,425

Gross margin	67,506	59,245	51,531
Selling, general, and administrative expenses	4,249	4,060	3,900

Operating income	63,257	55,185	47,631
Interest and other income	240	423	347
Equity in loss of joint venture	1	—	—
Texas margin tax	(622)	(558)	(482)

Net income	$62,876	$55,050	$47,496

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Comprehensive Income

(dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$62,876	$55,050	$47,496
Net actuarial gains (losses) of defined benefit plans:
Unrealized loss during the period	(792)	(1,910)	(54)
Amortization of net actuarial loss	326	150	164

Comprehensive income	$62,410	$53,290	$47,606

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

(dollars in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,808	$2,662
Receivables:
Accounts and notes receivable, net of allowance for doubtful accounts and discounts of $752 and $673	25,323	22,909
Inventories:
Cement	3,301	3,565
Raw materials and materials-in-process	8,145	5,432
Parts and supplies	13,380	10,527

Total inventories	24,826	19,524
Prepaid assets	1,102	943

Total current assets	53,059	46,038

Property, plant and equipment:
Land, including quarry	3,752	3,752
Cement plant	122,644	107,750
Mobile equipment and other	5,208	4,853
Furniture and fixtures	416	416
Construction-in-progress	496	11,165

Total property, plant and equipment	132,516	127,936
Less accumulated depreciation and depletion	(107,727)	(104,050)

Property, plant and equipment, net	24,789	23,886
Notes receivable	538	—
Investment in joint venture	18,793	18,792

Total assets	$97,179	$88,716

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$8,424	$8,684
Accrued liabilities	4,296	5,466
Due to affiliates	193	174

Current liabilities	12,913	14,324

Pension other long term liabilities	4,678	2,714

Commitments and contingencies	—	—
Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	79	72
Lehigh Portland Holdings, LLC	79	72
Limited Partners’ Capital:
TLCC LP LLC	39,715	35,767
Lehigh Portland Investments, LLC	39,715	35,767

Total partners’ capital	79,588	71,678

Total liabilities and partners’ capital	$97,179	$88,716

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

(dollars in thousands)

	General Partners’ Capital		Limited Partners’ Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
Balance at December 31, 2009	$66	$66	$32,825	$32,825	$65,782
Net income for the year	47	47	23,701	23,701	47,496
Other comprehensive gain	—	—	55	55	110
Distribution of earnings	(52)	(52)	(25,948)	(25,948)	(52,000)

Balance at December 31, 2010	$61	$61	$30,633	$30,633	$61,388
Net income for the year	55	55	27,470	27,470	55,050
Other comprehensive gain	(1)	(1)	(879)	(879)	(1,760)
Distribution of earnings	(43)	(43)	(21,457)	(21,457)	(43,000)

Balance at December 31, 2011	$72	$72	$35,767	$35,767	$71,678
Net income for the year	63	63	31,375	31,375	62,876
Other comprehensive loss	(1)	(1)	(232)	(232)	(466)
Distribution of earnings	(55)	(55)	(27,195)	(27,195)	(54,500)

Balance at December 31, 2012	$79	$79	$39,715	$39,715	$79,588

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows

(dollars in thousands)

	Year ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,876	$55,050	$47,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,782	3,306	3,480
Gain on sales of equipment	(11)	(13)	(8)
Equity in loss of unconsolidated joint venture	(1)	—	—
Changes in assets and liabilities:
Trade accounts receivable	(2,450)	404	(6,147)
Notes receivable	(502)	330	742
Inventories	(5,302)	(4,054)	3,541
Prepaid assets	(159)	(265)	216
Accounts payable	(260)	1,202	3,371
Accrued liabilities and due to affiliates	346	(190)	(242)

Net cash provided by operating activities	58,319	55,770	52,449

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(4,684)	(13,031)	(981)
Distributions from joint venture	—	1,050	750
Proceeds from sale of equipment	11	13	8

Net cash used in investing activities	(4,673)	(11,968)	(223)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(54,500)	(43,000)	(52,000)

Net cash used in financing activities	(54,500)	(43,000)	(52,000)

Net increase (decrease) in cash and cash equivalents	(854)	802	226
Cash and cash equivalents at beginning of year	2,662	1,860	1,634

Cash and cash equivalents at end of year	$1,808	$2,662	$1,860

See notes to financial statements.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

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

In September 2006, Texas Lehigh paid $24.5 million for a 15% interest in Houston Cement Company (“HCC”), a joint venture. HCC operates two terminals in Houston, Texas. Under the terms of the joint venture agreement, Texas Lehigh is entitled to sell up to 495 thousand short tons from the terminals each year.

Due to a number of factors, namely the shared risks and rights under the joint venture agreement, Texas Lehigh accounts for its investment in HCC using the equity method.

We evaluated all events or transactions that occurred after December 31, 2012 up through May 24, 2013, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Concentration of Risk -

One customer accounted for 20.9%, 23.1% and 21.1% of cement sales for 2012, 2011 and 2010, respectively, and 12.2% and 13.5% of accounts receivable at December 31, 2012 and 2011, respectively.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of operations. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2012 and 2011, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Shipping and Handling Fees and Costs-

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Freight costs of $18.8 million, $17.9 million and $11.0 million were included in cost of goods sold in 2012, 2011 and 2010, respectively.

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

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Comprehensive Income -

As of December 31, 2012, Texas Lehigh has an accumulated comprehensive loss of $3.9 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported in a separate component of partners’ capital as “Other Comprehensive Gain (Loss)”.

Fair Value Measures -

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

Reclassifications -

Certain reclassifications have been made in the prior periods to conform to the current period presentation.

(C) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were $33.3 million, $32.9 million and $18.8 million, and cost of sales was $28.2 million, $28.0 million and $17.6 million for 2012, 2011 and 2010, respectively.

(D) Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 consist of the following:

	Year ended December 31,
	2012	2011
Payroll and incentive compensation	$1,419	$1,910
Benefits and insurance	520	1,457
Property taxes	1,590	1,434
Other	767	665

	$4,296	$5,466

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

(E) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, requires accrual or disclosure at December 31, 2012.

(F) Pension and Profit Sharing Plans

Texas Lehigh provides a profit sharing plan, a defined contribution plan (“401(k) plan”) and a noncontributory defined benefit pension plan, which together covers substantially all employees and provides specified benefits to qualified employees. Texas Lehigh is not a party to any multi-employer pension plan. Benefits paid under the defined benefit plan cover hourly employees and are based on years of service and the employee’s qualifying compensation over the last few years of employment. Texas Lehigh’s funding policy is to contribute the legally required minimum amounts with the discretion to contribute additional amounts from time to time.

The annual measurement date is December 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plan.

The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2012 and a statement of the funded status as of December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Reconciliation of Benefit Obligations:
Benefit obligation at January 1	$6,990	$5,043
Service cost	237	176
Interest cost on projected benefit obligation	278	275
Actuarial loss	953	1,588
Benefits paid	(95)	(92)

Benefit obligation at December 31	8,363	6,990

Reconciliation of Fair Value of Plan Assets:

Fair value of plan assets at January 1	4,275	4,048
Actual return on plan assets	495	(14)
Employer contributions	478	333
Benefits paid	(95)	(92)

Fair value of plan assets at December 31	$5,153	$4,275

Unfunded status at December 31	$(3,210)	$(2,714)

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

	December 31,
	2012	2011
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(3,210)	$(2,714)
Accumulated Other Comprehensive Income:
Net Actuarial Loss	$3,927	$3,439
Prior Service Cost	3	25

Net Accumulated Other Comprehensive Income	$3,930	$3,464

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2012	2011
Projected Benefit Obligation	$8,362	$6,989
Accumulated Benefit Obligation	$8,361	$6,980
Fair Value of Plan Assets	$5,153	$4,275

Net periodic pension cost for the fiscal years ended December 31, 2012, 2011 and 2010 included the following components:

	Year ended December 31,
	2012	2011	2010
Service cost – benefits earned during the period	$237	$176	$156
Interest cost of projected benefit obligation	278	275	256
Expected return on plan assets	(337)	(334)	(270)
Recognized net actuarial loss	306	152	143
Amortization of prior-service cost	22	21	21

Net periodic pension cost	$506	$290	$306

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2013	$133
2014	156
2015	171
2016	195
2017	207
2018 – 2022	$1,527

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2012	2011	2010
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.00%	4.00%	5.25%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.00%	5.25%	5.75%
Long-term rate of return on plan assets	7.50%	8.00%	8.00%
Compensation increase rate	4.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at year-end 2012 and 2011and the range of target follows:

	Range of Target	Percentage of Plan Assets at Year-End
	Allocation	2012	2011
Asset category:
Equity securities	40-60%	61%	61%
Debt securities	35-60%	37%	36%
Other	0-5%	2%	3%

Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh anticipates making contributions of approximately $0.2 million to the pension plan during 2013.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

The fair values of our defined benefit plans’ consolidated assets by category as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Equity Securities	$3,129	$2,596
Fixed Income Securities	1,903	1,553
Cash Equivalents	121	126

Total	$5,153	$4,275

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note A. The fair values by category of inputs were as follows:

December 31, 2012
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$3,129	$—	$3,129
Fixed Income Securities (a)	—	1,903	—	1,903
Cash Equivalents (a)	—	121	—	121

	$—	$5,153	$—	$5,153

December 31, 2011
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$2,596	$—	$2,596
Fixed Income Securities (a)	—	1,553	—	1,553
Cash Equivalents (a)	—	126	—	126

	$—	$4,275	$—	$4,275

(a)	These funds are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $0.6 million, $0.4 million, and $0.4 million in 2012, 2011 and 2010, respectively.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

(G) Related-Party Transactions

Texas Lehigh had sales to affiliates of $20.6 million, $25.5 million and $25.4 million in 2012, 2011 and 2010, respectively, of which $3.5 million and $4.2 million is included in trade accounts receivable at December 31, 2012 and 2011. Texas Lehigh purchased $0.7 million, $1.5 million and $0.5 million of cement from Lehigh in 2012, 2011 and 2010, respectively, and also purchased $14.9 million, $12.9 million and $4.5 million of cement from HCC in 2012, 2011 and 2010, respectively. Texas Lehigh accrued $0.9 million and $0.6 million for purchased cement received from these affiliates but not paid for at December 31, 2012 and 2011, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $2.5 million, $2.4 million and $2.1 million during 2012, 2011 and 2010. At December 31, 2012 and 2011, Texas Lehigh had accrued liabilities of $0.2 million and $0.2 million, respectively, for the reimbursement of expenses paid by EXP.

REPORT OF INDEPENDENT AUDITORS

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying financial statements of Texas Lehigh Cement Company LP, which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to error or fraud.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to error or fraud. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 24, 2013

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired certain assets of Lafarge North America Inc. (the “Acquired Assets”) on November 30, 2012. We excluded from our evaluation the assessment of the internal controls over financial reporting of the Acquired Assets. The results of operations of the Acquired Assets since the acquisition date are included in the March 31, 2013 consolidated financial statements of Eagle and constituted approximately 30 percent of total assets as of March 31, 2013, and approximately 4 percent of revenue for the year then ended. See Note B to the consolidated financial statements included elsewhere in this annual report for a discussion of this acquisition. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2013. The effectiveness of our internal control over financial reporting as of March 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Materials Inc. and Subsidiaries’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the assets acquired from Lafarge North America Inc. and certain of its subsidiaries, which is included in the 2013 consolidated financial statements of Eagle Materials Inc. and Subsidiaries and constituted $461.1 million and $453.4 million of total and net assets, respectively, as of March 31, 2013 and $28.9 million and ($12.5) million of net sales and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Eagle Materials Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of the assets acquired from Lafarge North America Inc. and certain of its subsidiaries.

In our opinion, Eagle Materials Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2013 and our report dated May 24, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Dallas, Texas

May 24, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 7, 2013 Annual Meeting of Stockholders (the “2013 EXP Proxy Statement”):

Items	Caption in the 2013 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination in Change of Control
12 12	Stock Ownership Approval of Our Amended and Restated Incentive Plan
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

EQUITY COMPENSATION PLAN

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

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 105-109 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 24, 2013	/s/ STEVEN. R. ROWLEY
Steven R. Rowley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 24, 2013	/s/ STEVEN. R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

May 24, 2013	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 24, 2013	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 24, 2013	/s/ F. WILLIAM BARNETT
F. William Barnett, Director

May 24, 2013	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr., Director

May 24, 2013	/s/ ROBERT L. CLARKE
Robert L. Clarke, Director

May 24, 2013	/s/ LAURENCE E. HIRSCH
Laurence E. Hirsch, Director

May 24, 2013	/s/ MICHAEL R. NICOLAIS
Michael R. Nicolais, Director

May 24, 2013	/s/ DAVID W. QUINN
David W. Quinn, Director

May 24, 2013	/s/ RICHARD R. STEWART
Richard R. Stewart, Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

Exhibit Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

2.3	Asset Purchase Agreement dated September 26, 2012 filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

3.4	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008 and incorporated herein by reference.

3.5	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2012 and incorporated herein by reference.

4.1	Second Amended and Restated Credit Agreement dated as of December 16, 2010 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Branch Banking and Trust Company as Co-Syndication Agents, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2010 and incorporated herein by reference.

4.1 (a)	First Amendment to Second Amended and Restated Credit Agreement dated September 26, 2012 filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

4.2	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.2 (a)	First Amendment to Note Purchase Agreement (Series 2005A) dated September 26, 2012 filed as Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

4.3	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.3 (a)	First Amendment to Note Purchase Agreement (Series 2007A) dated September 26, 2012 filed as Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

4.4	Amended and Restated Rights Agreement, dated as of April 11, 2006, between Eagle Materials Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on April 11, 2006 and incorporated herein by reference.

10.1	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Incentive Plan, as amended and restated, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Commission on November 5, 2010 and incorporated herein by reference. (1)

10.3 (a)	Amendment to Incentive Plan, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (b)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005 and incorporated herein by reference. (1)

10.3 (c)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3 (d)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3 (e)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3 (f)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3 (g)	Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 and incorporated herein by reference. (1)

10.3 (h)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 7, 2009 and incorporated herein by reference. (1)

10.3 (i)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference. (1)

10.3 (j)	Form of Restricted Stock Unit Agreement filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference. (1)

10.3 (k)	Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference. (1)

10.3 (l)	Form of Director Non-Qualified Stock Option Agreement filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010 and incorporated herein by reference. (1)

10.3 (m)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (n)	Form of Restricted Stock Agreement filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (o)	Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (p)	Form of Non-Qualified Stock Option Agreement for Management filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (q)	Form of Restricted Stock Agreement for Management filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (r)	Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (s)	Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (t)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2013 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference. (1)

10.3 (u)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2013 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference. (1)

10.3 (v)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2013 filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference. (1)

10.3 (w)	Eagle Materials Inc. American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2013 filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 18, 2012, and incorporated herein by reference. (1)

10.3 (x)	Eagle Materials Inc. Special Situation Program for Fiscal Year 2013 filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 18, 2012 and incorporated herein by reference. (1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference. (1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005 and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

10.9	Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.10	Uncommitted Master Shelf Agreement dated as of August 31, 2011 between the Company and John Hancock Life Insurance Company (U.S.A.) filed as Exhibit 100.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2011 and incorporated herein by reference.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101	The following information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the consolidated statements of earnings for the fiscal years ended March 31, 2013, 2012 and 2011, (ii) the consolidated statements of comprehensive earnings for the fiscal years ended March 31, 2013, 2012 and 2011, (iii) the consolidated balance sheets at March 31, 2013 and 2012, (iv) the consolidated statements of cash flows for the fiscal years ended March 31, 2013, 2012 and 2011, (v) the consolidated statements of stockholders’ equity for the fiscal years ended March 31, 2013, 2012 and 2011, and (vi) the notes to the consolidated financial statements .(2)

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