Form 10-Q
period 2013-06-30
EAGLE MATERIALS INC
filed 2013-08-08
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 2, 2013, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	49,567,819

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2013

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2013	2012
Revenues	$227,044	$154,042

Cost of Goods Sold	180,440	131,145

Gross Profit	46,604	22,897

Equity in Earnings of Unconsolidated Joint Venture	7,878	6,468
Corporate General and Administrative Expense	(5,594)	(5,416)
Other Income (Expense)	583	(270)
Interest Expense, Net	(4,955)	(3,765)

Earnings before Income Taxes	44,516	19,914

Income Taxes	(14,415)	(5,936)

Net Earnings	$30,101	$13,978

EARNINGS PER SHARE
Basic	$0.61	$0.31

Diluted	$0.60	$0.31

AVERAGE SHARES OUTSTANDING
Basic	48,955,724	44,670,359

Diluted	49,810,170	45,078,734

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2013	2012
Net Earnings	$30,101	$13,978

Net Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss, net of tax expense of $83 and $62	155	116

Comprehensive Earnings	$30,256	$14,094

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$6,744	$3,897
Accounts and Notes Receivable, net	117,834	87,543
Inventories	164,197	156,380
Income Tax Receivable	—	2,443
Prepaid and Other Assets	9,606	11,008

Total Current Assets	298,381	261,271

Property, Plant and Equipment -	1,620,208	1,599,992
Less: Accumulated Depreciation	(630,317)	(614,268)

Property, Plant and Equipment, net	989,891	985,724
Notes Receivable	3,677	3,893
Investment in Joint Venture	41,074	42,946
Goodwill and Intangible Assets, net	161,916	162,400
Other Assets	20,278	19,999

	$1,515,217	$1,476,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$54,983	$58,880
Accrued Liabilities	36,320	41,349
Income Taxes Payable	10,904	—

Total Current Liabilities	102,207	100,229
Long-term Debt	497,259	489,259
Other Long-term Liabilities	52,079	51,547
Deferred Income Taxes	138,220	139,028

Total Liabilities	789,765	780,063

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 49,552,819 and 49,503,496 Shares, respectively	496	495
Capital in Excess of Par Value	228,034	224,053
Accumulated Other Comprehensive Losses	(6,887)	(7,042)
Retained Earnings	503,809	478,664

Total Stockholders’ Equity	725,452	696,170

	$1,515,217	$1,476,233

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$30,101	$13,978
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	17,221	12,661
Deferred Income Tax Provision	(892)	(4,174)
Stock Compensation Expense	1,805	1,563
Excess Tax Benefits from Share Based Payment Arrangements	(764)	(21)
Equity in Earnings of Unconsolidated Joint Venture	(7,878)	(6,468)
Distributions from Joint Venture	9,750	6,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(30,075)	(17,031)
Inventories	(7,817)	9,165
Accounts Payable and Accrued Liabilities	(8,157)	(6,911)
Other Assets	1,456	1,014
Income Taxes Payable	14,111	9,316

Net Cash Provided by Operating Activities	18,861	19,092

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(21,237)	(4,685)

Net Cash Used in Investing Activities	(21,237)	(4,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	8,000	(13,000)
Dividends Paid to Stockholders	(4,954)	(4,521)
Proceeds from Stock Option Exercises	1,699	1,177
Shares Redeemed to Settle Employee Taxes on Restricted Shares	(286)	(858)
Excess Tax Benefits from Share Based Payment Arrangements	764	21

Net Cash Provided by (Used in) Financing Activities	5,223	(17,181)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,847	(2,774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,897	6,481

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,744	$3,707

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2013 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2013.

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

(B) ACQUISITION

On November 30, 2012, the Company completed the acquisition (the “Acquisition”) of certain assets of Lafarge North America Inc. (“Lafarge North America” or “the Sellers”). The Acquisition expanded the scope of our cement business in a geographic area that is complementary to, but does not overlap with, our existing cement business. The Acquisition also further positions the Company near energy growth markets where there is growing demand for our specialty oil well cement and other related products.

The assets acquired by us in the Acquisition were used by the Sellers in connection with the business (the “Acquired Assets”) of producing, marketing and selling portland cement and concrete in Kansas, Missouri and Oklahoma, and include the following:

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

In most cases, we acquired ownership of these assets from the Sellers. However, the cement plant located in Sugar Creek, Missouri was leased by the Sellers pursuant to a long-term lease containing a purchase option exercisable by payment of a nominal fee. This lease, including the purchase option, was transferred to us at the closing of the Acquisition. In addition, we assumed certain liabilities in the Acquisition, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Acquired Assets.

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

Actual and pro forma impact of the Acquisition: The following table presents the net sales and operating income of the Acquired Assets that have been included in our consolidated statement of earnings from April 1, 2013 through June 30, 2013:

Three Month Period Ended June 30, 2013
(dollars in thousands)
Net Sales	$41,078
Operating Income	$6,425

The unaudited pro forma results presented below include the effects of the Acquisition as if it had been consummated as of April 1, 2012. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition, depreciation from the fair value adjustments for property and equipment, and the impact on earnings per share of the issuance of common stock in connection with the Acquisition. To better reflect the combined operating results, material nonrecurring charges directly related to the Acquisition of $6.1 million have been excluded from pro forma net income for the three month period ended June 30, 2012.

Three Month Period Ended June 30, 2012
(dollars in thousands)
Revenues	$208,459
Net Income	$7,786
Earnings per share – basis	$0.16
Earnings per share - diluted	$0.16
Weighted Average Shares Outstanding:
Basic	48,120,359
Diluted	48,528,734

The pro forma results do not include any anticipated synergies or other expected benefits of the Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition been consummated as of April 1, 2012.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $7.5 million and $6.4 million for the three month periods ended June 30, 2013 and 2012, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2013 and 2012, were $0.4 and $0.2 million, respectively.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.2 million and $5.1 million at June 30, 2013 and March 31, 2013, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $10.4 million at June 30, 2013, of which approximately $6.7 million are classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2014 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At June 30, 2013, approximately $0.6 million of our allowance for doubtful accounts is related to our notes receivable.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2013 (dollars in thousands)
Common Stock –
Balance at Beginning of Period	$495
Stock Option Exercises	1

Balance at End of Period	496

Capital in Excess of Par Value –
Balance at Beginning of Period	224,053
Stock Compensation Expense	1,805
Shares Redeemed to Settle Employee Taxes	(286)
Stock Option Exercises	2,462

Balance at End of Period	228,034

Retained Earnings –
Balance at Beginning of Period	478,664
Dividends Declared to Stockholders	(4,956)
Net Earnings	30,101

Balance at End of Period	503,809

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period, net of tax	(7,042)
Pension Plan Actuarial losses	155

Balance at End of Period, net of tax	(6,887)

Total Stockholders’ Equity	$725,452

There were no open market share repurchases during the three month period ended June 30, 2013. As of June 30, 2013, we have authorization to purchase an additional 717,300 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2013	March 31, 2013
	(dollars in thousands)
Raw Materials and Material-in-Progress	$70,774	$56,019
Finished Cement	17,188	18,077
Gypsum Wallboard	7,052	6,855
Aggregates	13,128	16,837
Paperboard	3,645	2,867
Repair Parts and Supplies	46,900	49,361
Fuel and Coal	5,510	6,364

	$164,197	$156,380

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2013	March 31, 2013
	(dollars in thousands)
Payroll and Incentive Compensation	$7,554	$11,827
Benefits	10,303	10,349
Interest	2,018	4,813
Property Taxes	3,847	3,235
Power and Fuel	3,402	3,146
Sales and Use Tax	1,960	591
Acquisition Related Expenses	1,614	2,023
Other	5,622	5,365

	$36,320	$41,349

(H) SHARE-BASED EMPLOYEE COMPENSATION

On January 8, 2004, our stockholders approved an incentive plan (the “Plan”) that combined and amended the two previously existing stock option plans. In August 2009, our shareholders approved an amendment to the Plan which, among other things, increased the number of shares available for award under the Plan by 3.0 million shares. Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (“RSUs”), restricted stock and stock appreciation rights (collectively, the “Equity Awards”) to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of Equity Awards under the Plan. We did not issue any share based compensation to employees or directors during the quarter ended June 30, 2013.

Long-Term Compensation Plans -

Options. Stock option expense for all outstanding stock option awards totaled approximately $0.8 million and $0.5 million for the three month periods ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was approximately $6.0 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the quarter ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,022,592	$37.83
Granted	—	—
Exercised	(53,239)	$31.91
Cancelled	(5,000)	$53.22

Outstanding Options at End of Period	2,964,353	$37.92

Options Exercisable at End of Period	1,208,698

Weighted-Average Fair Value of Options Granted during the Period	—

The following table summarizes information about stock options outstanding at June 30, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$ 23.17 - $ 30.74	1,007,370	5.23	$26.74	881,941	$26.61
$ 33.08 - $ 40.78	643,317	7.52	$34.65	288,591	$35.45
$ 47.53 - $ 70.30	1,313,666	1.14	$48.09	38,166	$62.83

	2,964,353	3.92	$37.92	1,208,698	$29.87

At June 30, 2013, the aggregate intrinsic value for outstanding options was $84.1 million and the aggregate intrinsic value of exercisable options was $44.0 million. The total intrinsic value of options exercised during the three month period ended June 30, 2013 was approximately $2.4 million.

Restricted Stock. Expense related to restricted shares was $0.9 million and $0.6 million for the three month periods ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was approximately $12.2 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 1,307,216 at June 30, 2013.

On May 16, 2013, the Board approved an Amended and Restated Incentive Plan, subject to stockholder approval, which was obtained on August 7, 2013. Among other things, the Amended and Restated Incentive Plan increased the number of shares available for award under the plan by 3,000,000.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2013	2012
Weighted-Average Shares of Common Stock Outstanding	48,955,724	44,670,359
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,702,973	1,146,584
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(1,141,008)	(954,464)
Restricted Shares	292,481	216,255

Weighted-Average Common and Common Equivalent Shares Outstanding	49,810,170	45,078,734

At June 30, 2013 and 2012, 21,000 and 2,318,124 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. At June 30, 2013, approximately 1,270,000 options, whose performance criteria had not been met, also were excluded from the diluted earnings per share calculation.

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$196	$132
Interest Cost of Benefit Obligations	305	268
Expected Return on Plan Assets	(343)	(342)
Recognized Net Actuarial Loss	245	177
Amortization of Prior-Service Cost	6	14

Net Periodic Pension Cost	$409	$249

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2013 was approximately 32%, which has increased from the prior year due to the reduction in the impact of our depletion deduction caused by increased earnings in fiscal year 2014.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2013	March 31, 2013
	(dollars in thousands)
Credit Facility	$305,000	$297,000
Senior Notes	192,259	192,259

Total Debt	$497,259	$489,259

Credit Facility -

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $305.0 million of borrowings outstanding under the Credit Facility at June 30, 2013. Based on our Leverage Ratio, we had $88.0 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at June 30, 2013.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2013, we had $9.3 million of letters of credit outstanding.

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

We amended both the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (collectively, the “Note Purchase Agreements”) on September 26, 2012. The amendment to each Note Purchase Agreement, among other things, mirrors the amendments to the Credit Facility, by changing certain provisions in the negative covenants in order to allow for and facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future as well as reasonably identifiable cost savings, improvements and synergies related to the purchase of the Acquired Assets.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2013 and throughout the fiscal year.

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

As a result of the Acquisition, we succeeded to the leasehold interest held by Lafarge North America with respect to the cement plant located in Sugar Creek, Missouri, as well as its obligations under certain related industrial revenue bonds. In 1998, Lafarge North America had entered into a series of agreements, which were later amended in 2003, with the City of Sugar Creek, Missouri, in connection with the construction of improvements at the Sugar Creek cement plant. Under these agreements, Lafarge North America leased the Sugar Creek cement plant from the City of Sugar Creek, Missouri, which issued $150.0 million of tax-exempt and taxable industrial revenue bonds to partly finance the construction of such improvements. The lease payments due to the City of Sugar Creek under the Sugar Creek cement plant lease are equal in amount to the payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. Upon the closing of the Acquisition, funds for the retirement of $47.0 million of the industrial revenue bonds were placed into escrow by Lafarge North America, resulting in the defeasement of such bonds and leaving $103.0 million of industrial revenue bonds outstanding. The defeased bonds were subsequently paid in full in June 2013. The remaining $103.0 million of industrial revenue bonds held by Lafarge North America were transferred to a wholly owned subsidiary of the Company in connection with the Acquisition. Because we are now the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the Sugar Creek cement plant.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75.0 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of June 30, 2013.

(M) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Interest (Income)	$(1)	$(1)
Interest Expense	4,559	3,551
Interest Expense – Income Taxes	163	97
Other Expenses	234	118

Interest Expense, net	$4,955	$3,765

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

We operate in four business segments: Cement, Gypsum Wallboard, Recycled Paperboard, and Concrete and Aggregates, with Gypsum Wallboard and Cement being our principal lines of business. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand, gravel and frac sand). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways and in oil and natural gas extraction.

We operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations and a frac sand manufacturing plant. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold in Texas.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2013	2012
	(dollars in thousands)
Revenues -
Cement	$117,700	$76,024
Gypsum Wallboard	95,981	70,220
Paperboard	32,163	30,329
Concrete and Aggregates	25,206	12,877

Sub-total	271,050	189,450
Less: Intersegment Revenues	(15,602)	(11,701)

Net Revenues, including Joint Venture	255,448	177,749
Less: Joint Venture	(28,404)	(23,707)

Net Revenues	$227,044	$154,042

	For the Three Months
	Ended June 30,
	2013	2012
	(dollars in thousands)
Intersegment Revenues -
Cement	$1,992	$567
Paperboard	13,212	10,922
Concrete and Aggregates	398	212

	$15,602	$11,701

Cement Sales Volume (M Tons) -
Wholly –owned Operations	979	621
Joint Venture	262	227

	1,241	848

	For the Three Months
	Ended June 30,
	2013	2012
	(dollars in thousands)
Operating Earnings -
Cement	$19,010	$9,866
Gypsum Wallboard	29,636	14,022
Paperboard	5,679	5,276
Concrete and Aggregates	157	201
Other, net	583	(270)

Sub-total	55,065	29,095
Corporate General and Administrative	(5,594)	(5,416)

Earnings Before Interest and Income Taxes	49,471	23,679
Interest Expense, net	(4,955)	(3,765)

Earnings Before Income Taxes	$44,516	$19,914

Cement Operating Earnings -
Wholly –owned Operations	$11,132	$3,398
Joint Venture	7,878	6,468

	$19,010	$9,866

Capital Expenditures -
Cement	$3,767	$3,996
Gypsum Wallboard	1,097	196
Paperboard	537	221
Aggregates	15,548	235
Concrete	288	37
Corporate Other	—	—

	$21,237	$4,685

Depreciation, Depletion and Amortization -
Cement	$7,837	$3,809
Gypsum Wallboard	5,283	5,277
Paperboard	2,182	2,210
Aggregates	1,282	887
Concrete	394	268
Other, net	243	210

	$17,221	$12,661

	As of
	June 30, 2013	March 31, 2013
	(dollars in thousands)
Identifiable Assets-
Cement	$767,665	$756,158
Gypsum Wallboard	424,479	425,866
Paperboard	129,304	129,229
Aggregates	130,160	108,796
Concrete	37,168	27,187
Corporate and Other	26,441	29,000

	$1,515,217	$1,476,233

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

	As of
	June 30,	March 31,
	2013	2013
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At June 30, 2013, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment was $3.1 million and $2.5 million, respectively, at June 30, 2013, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not just our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Revenues	$56,808	$47,414
Gross Margin	$16,694	$13,908
Earnings Before Income Taxes	$15,756	$12,936

	As of
	June 30, 2013	March 31, 2013
	(dollars in thousands)
Current Assets	$54,553	$53,059
Non-Current Assets	$42,951	$44,120
Current Liabilities	$19,045	$12,913

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2013, we had contingent liabilities under these outstanding letters of credit of approximately $9.3 million.

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We currently have no outstanding guarantees.

We are currently contingently liable for performance under $13.2 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest. The IRS has denied our refund request and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds. Both parties have filed motions for summary judgment. The trial in this lawsuit has been docketed for December 2013.

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties relating to the acquisition of the Republic Assets. In addition, we estimate that interest of approximately $2.1 million has accrued on these amounts as of June 30, 2013. These amounts have been fully accrued in our financial statements at June 30, 2013. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at June 30, 2013. On October 31, 2012, we appealed the findings of the examiner to the IRS Appeals Office, contesting the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case in Federal District Court.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at June 30, 2013 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$60,039
Series 2005A Tranche C	60,761
Series 2007A Tranche A	9,880
Series 2007A Tranche B	8,680
Series 2007A Tranche C	26,244
Series 2007A Tranche D	40,278

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2013.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three months ended June 30, 2013 and 2012, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand, gravel and frac sand). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways and in oil and natural gas extraction. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

On November 30, 2012, the Company completed the acquisition (the “Acquisition”) of certain assets of Lafarge North America Inc. (“Lafarge North America” or “the Sellers”). The Acquisition expanded the scope of our cement business in a geographic area that is complementary to, but does not overlap with, our existing cement business. The Acquisition also further positions the Company near energy growth markets where there is growing demand for our specialty oil well cement and other related products.

The assets acquired by us in the Acquisition were used by the Sellers in connection with the business (the “Acquired Assets”) of producing, marketing and selling portland cement and concrete in Kansas, Missouri and Oklahoma, and include the following:

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

The purchase price of the Acquisition was $453.4 million, and is subject to adjustment to reflect actual working capital acquired at the closing. We funded the payment of the Purchase Price at closing and expenses incurred in connection with the Acquisition through a combination of borrowings under our bank credit facility and the proceeds from our issuance of common stock, which was completed on October 3, 2012. In addition, we assumed certain liabilities in the Acquisition, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Acquired Assets. The operating results of the Acquired Assets are included in our results of operations beginning December 1, 2012.

During the quarter ended June 30, 2013 we began operations at our new frac sand plant in Corpus Christi, Texas manufacturing plant. We continue to pursue other locations that are geographically supportive of the frac sand business, and anticipate additional capital expenditures related to frac sand in the range of $20.0 million to $30.0 million in fiscal 2014. The results of operations of the frac sand business are reported in the concrete and aggregates segment.

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

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in those geographic markets as well as economic conditions in the national market. Our Cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and Aggregates are even more regional as those operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2013	2012	Change
	(In thousands except per share)
Revenues	$227,044	$154,042	47%
Cost of Goods Sold	(180,440)	(131,145)	38%

Gross Profit	46,604	22,897	104%
Equity in Earnings of Unconsolidated Joint Venture	7,878	6,468	22%
Corporate General and Administrative	(5,594)	(5,416)	3%
Other Income (Expense)	583	(270)	316%
Interest Expense, net	(4,955)	(3,765)	32%

Earnings Before Income Taxes	44,516	19,914	124%
Income Taxes	(14,415)	(5,936)	143%

Net Earnings	$30,101	$13,978	115%

Diluted Earnings per Share	$0.60	$0.31	94%

Revenues. Revenues were $227.0 million and $154.0 million during the quarter ended June 30, 2013 and 2012, respectively. The $73.0 million increase in revenues during the three month period ended June 30, 2013, as compared to June 30, 2012, was primarily due to revenues from the Acquired Assets, increased sales volumes for all of our businesses and increased average sales prices for all of our businesses except recycled paperboard. The impact of the increased net sales prices and sales volumes on revenues for the quarter ended June 30, 2013, as compared to June 30, 2012, was approximately $25.2 million and $47.8 million, respectively. Approximately $41.1 million of the increased revenues was attributable to the Acquired Assets.

Cost of Goods Sold. Cost of goods sold was $180.4 million and $131.1 million during the quarters ended June 30, 2013 and 2012, respectively. The $49.3 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $43.9 million, and an increase in operating costs of approximately $5.3 million. Approximately $34.7 million of the increase in cost of goods sold related to sales volumes was attributable to the Acquired Assets, with the remaining increase from sales volumes due primarily to the $9.2 million increase in costs related to increased volumes from our gypsum wallboard businesses. The increased operating costs in the first quarter of fiscal 2013, as compared to fiscal 2012, were approximately $6.0 million, primarily in our concrete and aggregates businesses, related primarily to maintenance, purchased materials, royalties and delivery costs, which increased operating costs by approximately $1.1 million, $1.3 million, $0.4 million and $0.4 million, respectively.

Gross Profit. Gross profit was $46.6 million in the first quarter of fiscal 2014, as compared to $22.9 million in the first quarter of fiscal 2013. The Acquired Assets contributed $6.4 million of the $23.7 million increase in gross profit. The remaining increase in gross profit was due to the increase in average sales prices and sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $1.4 million, or 22%, for the three months ended June 30, 2013, as compared to the similar period in 2012. The increase is primarily due to a 10% increase in average net sales prices. The impact of the increases in average net sales price on equity in earnings of unconsolidated joint venture during the three month period ended June 30, 2013 was approximately $2.3 million, partially offset by increased cost of sales of approximately $1.2 million. The increase in cost of sales was primarily due to increased operating costs of approximately $0.6 million in purchased cement and $0.7 million in maintenance.

Corporate General and Administrative. Corporate general and administrative expenses were $5.6 million in the first quarter of fiscal 2013, as compared to $5.4 million in first quarter of fiscal 2012. The 3% increase in corporate general and administrative expenses is due primarily to an increase of approximately $0.5 million in incentive compensation, which is due to increased earnings, partially offset by reduced stock compensation expense of $0.2 million. The reduction in stock compensation expense is due to certain awards issued in previous years becoming fully vested during fiscal 2013.

Other Income (Expense). Other income was $0.6 million for the three months ended June 30, 2013 and other expense was $0.3 million for the three months ended June 30, 2012, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased 32% to $5.0 million during the three months ended June 30, 2013, from $3.8 million for the three months ended June 30, 2012. Interest expense from our Credit Facility increased approximately $1.0 million during the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. The increase in interest expense from our Credit Facility related to greater outstanding balances during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to the increase in borrowings for the Acquisition. Amortization of debt issue costs increased approximately $0.1 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to the increase in debt issue costs associated with the amendment of the Credit Facility and Senior Notes in connection with the Acquisition. We anticipate total interest expense for fiscal 2014 to be greater than interest expense during fiscal 2013 due to the increase in borrowings under the Credit Facility.

Earnings Before Income Taxes. Earnings before income taxes increased to $44.5 million during the first quarter of fiscal 2014, as compared to $19.9 million in the first quarter of fiscal 2013, primarily due to a $23.7 million increase in gross profit and a $1.4 million increase in equity in earnings of unconsolidated joint venture, partially offset by a $1.2 million increase in interest expense.

Income Taxes. Income tax expense was $14.4 million and $5.9 million for the three months ended June 30, 2013 and 2012, respectively. The estimated effective tax rate for fiscal 2014 increased to 32% from 30% in fiscal 2013. The increase in the effective tax rate is primarily attributable to an increase in earnings, taxable at statutory rates, partially offset by depletion and other allowable deductions in the first quarter of fiscal 2014, as compared to the similar quarter in the prior year.

Net Earnings and Diluted Earnings per Share. Net earnings were $30.1 million and $14.0 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Diluted earnings per share were $0.60 and $0.31 for the three months ended June 30, 2013 and 2012, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended June 30,		Percentage Change
	2013	2012
	(In thousands except per unit)
Revenues (1)
Cement (2)	$117,700	$76,024	55%
Gypsum Wallboard	95,981	70,220	37%
Recycled Paperboard	32,163	30,329	6%
Concrete and Aggregates	25,206	12,877	96%

Gross Revenues	271,050	189,450	43%
Less: Intersegment Revenues	(15,602)	(11,701)	33%
Less: Joint Venture Revenues	(28,404)	(23,707)	20%

	$227,044	$154,042	47%

Sales Volume
Cement (M Tons) (2)	1,241	848	46%
Gypsum Wallboard (MMSF)	532	457	16%
Recycled Paperboard (M Tons)	64	60	7%
Concrete (M Yards)	227	137	66%
Aggregates (M Tons)	909	652	39%

Average Net Sales Prices (3)
Cement (2)	$86.15	$81.06	6%
Gypsum Wallboard	146.30	118.70	23%
Recycled Paperboard	502.42	502.89	—
Concrete	78.97	65.29	21%
Aggregates	7.84	5.98	31%

Segment Operating Earnings
Cement (2)	$19,010	$9,866	93%
Gypsum Wallboard	29,636	14,022	111%
Recycled Paperboard	5,679	5,276	8%
Concrete and Aggregates	157	201	(22%)
Other, net	583	(270)	316%

Net Segment Operating Earnings	$55,065	$29,095	89%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $117.7 million for the three months ended June 30, 2013, which is a 55% increase over revenues of $76.0 million for the three months ended June 30, 2012. The increase in revenues during the three months ended June 30, 2013, as compared to the similar period in 2012, is primarily due to a 46% increase in sales volumes, as well as a 6% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $33.5 million and $6.7 million, respectively, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Cement revenues for the Acquired Assets were $32.5 million during the three months ended June 30, 2013.

Operating earnings increased 93% to $19.0 million for the three month period ended June 30, 2013, from $9.9 million in the three months ended June 30, 2012. The increase in operating earnings was due primarily to the Acquired Assets, which had operating earnings of $6.2 million during the three months ended June 30, 2013. The remaining increase in operating earnings was due primarily to increased average sales prices and average sales volumes, which positively impacted operating earnings by $3.9 million and $1.0 million, respectively, partially offset by increased operating costs of approximately $2.0 million. The increase in operating costs for our heritage plants in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, is primarily related to maintenance and purchased cement, which adversely impacted operating costs by approximately $5.5 million and $0.7 million, respectively, partially offset by reduced costs related to fuel and power of approximately $2.8 million and $1.2 million, respectively. The operating margin increased to approximately 16% in the first three months of fiscal 2014 as compared to approximately 13% in the first quarter of fiscal 2013, primarily due to the increase in average net sales price, partially offset by increased operating costs, as noted above.

Gypsum Wallboard Operations. Sales revenues increased 37% to $96.0 million for the three months ended June 30, 2013, from $70.2 million for the three months ended June 30, 2012, primarily due to a 23% increase in the average net sales price and a 16% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $14.2 million and $11.6 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2013. The increased sales volumes are primarily due to increased construction activity, primarily related to homebuilding, in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. We do not believe our market share increased significantly during the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.

Operating earnings increased to $29.6 million for the three months ended June 30, 2013, from $14.0 million for the three months ended June 30, 2012, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $14.2 million and $2.3 million, partially offset by increased operating costs of $0.9 million. The increase in operating costs during the three months ended June 30, 2013, as compared to the similar period in 2012 was primarily related to increased natural gas costs of $1.5 million, partially offset by a reduction of $0.5 million in freight expense. The increase in our average net sales price is the primary reason our operating margin increased to 31% for the three months ended June 30, 2013, from 20% for the three months ended June 30, 2012. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues increased 6% to $32.2 million for the three months ended June 30, 2013, from $30.3 million for the three months ended June 30, 2012. The $1.9 million increase in net revenue during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, is due to increased sales volumes.

Operating earnings increased to $5.7 million for the first quarter of fiscal 2014, as compared to $5.3 million for the first quarter of fiscal 2013. The increase in operating earnings is largely the result of reduced operating costs, primarily the reduction in recycled fiber, which positively impacted operating earnings by $1.3 million, partially offset by increased chemical and natural gas costs of $0.4 million and $0.5 million, respectively.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 96% to $25.2 million for the three months ended June 30, 2013, as compared to $12.9 million for the three months ended June 30, 2012. The primary reason for the increase in revenue for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, were the 66% and 39% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $7.5 million. In addition to the increase in sales volumes, average sales prices increased 21% and 31% for concrete and aggregates, respectively, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, which positively impacted revenues by $4.8 million. The increase in sales volumes was due primarily to the Acquired Assets, which contributed $8.6 million of the increased revenues during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Operating earnings for the three months ended June 30, 2013 was approximately $0.2 million, which were consistent with operating earnings for the three months ended June 30, 2012. Operating earnings were negatively impacted by increased costs during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, which adversely impacted the operating earnings by approximately $4.8 million, offset by increased average selling prices of approximately $4.8 million. Increased operating costs during the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, were primarily related to maintenance, purchased materials, royalties and delivery costs, which increased operating costs by approximately $1.1 million, $1.3 million, $0.4 million and $0.4 million, respectively.

GENERAL OUTLOOK

Construction activity for calendar 2013 is expected to continue to improve over calendar 2012 levels. Demand for cement and wallboard in the U.S. is anticipated to continue to improve accordingly. The drivers of construction products demand continue to incrementally improve, reinforcing the notion that a cyclic recovery is underway. The pace of recovery hinges upon the pace of growth in US economic strength.

While cement demand continues to be impacted by softness in the commercial construction market and state government budget deficits, the severity of the impact is uneven among the different regions. We continue to see more signs of recovery in our Texas and Mountain markets than we have in our Nevada and Illinois markets, in part due to energy-driven economic activity, which has also been reflected in continued robustness in our oil-well cement sales.

The Acquired Assets provide us with new opportunities in the central plains cement markets and links our cement sales network across the central U.S., both east to west and north to south. While we anticipate increased cement consumption in calendar 2013, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. Improvement is expected in each area, with the greatest increases expected to be in the residential end-use markets.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in our northern California market; however, we are starting to see a recovery in both volume and price in our Austin, Texas market, and expect volumes to continue to increase in fiscal 2014, while the demand in the northern California market will remain flat. We also believe that demand will improve in the greater Kansas City area during calendar 2013. We began operations in our new frac sand business during the first quarter of fiscal 2014; however, we do not expect revenue and earnings from this business to be material to the Company’s consolidated fiscal 2014 revenue and earnings.

Wallboard demand is heavily influenced by new residential housing construction and repair and remodeling. Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2013. Although housing activity is rebounding, housing starts are still at low levels relative to historic highs, suggesting this is still early in the recovery cycle.

We expect industry shipments of gypsum wallboard to exceed 20 billion square feet in calendar 2013, up from 18.9 billion square feet in calendar 2012. Although no new plants are expected to be added in calendar 2013, it is possible that previously idled plants or curtailed lines could be brought back into service. We implemented a wallboard price increase effective January 2013 and announced a 20% price increase to be effective January 2014.

Our recycled paperboard segment continues to identify sales opportunities in each of its markets enabling our paper operation to maximize operating earnings. Fiber prices, which are our largest operating cost, are expected to increase moderately throughout fiscal 2014. Energy costs, particularly natural gas, are expected to be higher in fiscal 2014 as compared to fiscal 2013. Sales of higher margin gypsum liner are expected to increase during fiscal 2014 as compared to fiscal 2013, both in gross tons and as a percentage of total sales volumes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net Cash Provided by Operating Activities	$18,861	$19,092
Investing Activities:
Additions to Property, Plant and Equipment	(21,237)	(4,685)

Net Cash Used in Investing Activities	(21,237)	(4,685)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	764	21
Increase (Decrease) in Notes Payable	8,000	(13,000)
Dividends Paid	(4,954)	(4,521)
Shares Repurchased to Settle Employee Taxes on RSUs	(286)	(858)
Proceeds from Stock Option Exercises	1,699	1,177

Net Cash Provided by (Used in) Financing Activities	5,223	(17,181)

Net Increase (Decrease) in Cash	$2,847	$(2,774)

Cash flows from operating activities were $18.9 million during the three months ended June 30, 2013 as compared to cash flows from operating activities of $19.1 million during the three months ended June 30, 2012. Cash flows from operations were negatively impacted during the three months ended June 30, 2013 by increases in accounts and notes receivable and inventories and decreased accounts payable and accrued liabilities of approximately $30.1 million, $7.8 million and $8.2 million, respectively, partially offset by increases in income taxes payable of approximately $14.1 million. During the three months ended June 30, 2012, cash flows from operating activities were negatively impacted by an increase in accounts and notes receivable, and a decrease of accounts payable and accrued liabilities of approximately $17.0 million, and $6.9 million, respectively, partially offset by a decrease in inventory of approximately $9.2 million and an increase in income taxes payable of approximately $9.3 million.

Working capital increased to $196.2 million at June 30, 2013, compared to $161.0 million at March 31, 2013, primarily due to an increase of $30.3 million in accounts and notes receivable, and an increase of $7.8 million in inventories, partially offset by a decrease of $1.4 million in prepaid and other current assets.

The increase in accounts and notes receivable at June 30, 2013, as compared to March 31, 2013, is primarily due to increased revenues during the three months ended June 30, 2013, as compared to the three months ended March 31, 2013. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 52% at June 30, 2013 and 57% at March 31, 2013. Accounts receivable at March 31, 2013 was higher than normal, due primarily to a delay in collecting a large receivable that was obtained in the Acquisition and collected subsequent to March 31, 2013. Excluding accounts receivable that were obtained in the Acquisition, accounts receivable as a percentage of fourth quarter sales are 51%, which is consistent with the period ended June 30, 2013. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at June 30, 2013. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at June 30, 2013.

Our inventory balance at June 30, 2013 increased approximately 5% from the inventory balance at March 31, 2013. This increase is due primarily to inventory related to the start-up of our frac sand business during the quarter ended June 30, 2013. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) from the IRS claiming $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to an IRS audit of the acquisition of certain Republic Assets. The Notice was in substantial agreement with our financial accruals, including interest. The total amount described in the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. See Note (O) of the Notes to the Unaudited Consolidated Financial Statements for more information.

Net cash used in investing activities during the three months ended June 30, 2013 was approximately $21.2 million, as compared to net cash used in investing activities of $4.7 million during the three months ended June 30, 2012, an increase of approximately $16.5 million. The increase in capital expenditures is primarily related to our frac sand business, which began operations during the quarter ended June 30, 2013. We anticipate spending between $20 million and $25 million on sustaining capital expenditures during fiscal year 2014, which is consistent with historic levels after taking into consideration the Acquisition.

Net cash provided by financing activities increased to approximately $5.2 million during the three months ended June 30, 2013, as compared to net cash used in financing activities of approximately $17.2 million during the similar period in 2012. This $22.4 million increase in net cash provided by financing activities is primarily due to our borrowing approximately $8.0 million during the three months ended June 30, 2013, while we repaid $13.0 million in the three months ended June 30, 2012. The borrowings during the current fiscal quarter are primarily related to the increase in capital expenditures during the current quarter. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 40.7% and 40.3%, respectively, at June 30, 2013, as compared to 41.3% and 41.1%, respectively, at March 31, 2013.

Debt Financing Activities.

Credit Facility -

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $305.0 million of borrowings outstanding under the Credit Facility at June 30, 2013. Based on our Leverage Ratio, we had $88.0 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at June 30, 2013.

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

We amended both the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (collectively, the “Note Purchase Agreements”) on September 26, 2012. The amendment to each Note Purchase Agreement, among other things, mirrors the amendments to the Credit Facility, by changing certain provisions in the negative covenants in order to allow for and facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future as well as reasonably identifiable cost savings, improvements and synergies related to the purchase of the Acquired Assets.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2013 and throughout the fiscal year.

As a result of the Acquisition, we succeeded to the leasehold interest held by Lafarge North America with respect to the cement plant located in Sugar Creek, Missouri, as well as its obligations under certain related industrial revenue bonds. In 1998, Lafarge North America entered into a series of agreements, which were later amended in 2003, with the City of Sugar Creek, Missouri, in connection with the construction of improvements at the Sugar Creek cement plant. Under these agreements, Lafarge North America leased the Sugar Creek cement plant from the City of Sugar Creek, Missouri, which issued $150.0 million of tax-exempt and taxable industrial revenue bonds to partly finance the construction of such improvements. The lease payments due to the City of Sugar Creek under the Sugar Creek cement plant lease are equal in amount to the payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. Upon the closing of the Acquisition, funds for the retirement of $47.0 million of the industrial revenue bonds were placed into escrow by Lafarge North America, resulting in the defeasement of such bonds and leaving $103.0 million of industrial revenue bonds outstanding. The defeased bonds were subsequently paid in full in June 2013. The remaining $103.0 million of industrial revenue bonds held by Lafarge North America were transferred to a wholly owned subsidiary of the Company in connection with the Acquisition. Because we are now the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the Sugar Creek cement plant.

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provides the terms under which the Company may offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement does not obligate the Company to sell, or the Purchasers to buy, any such notes, and has a term of two years. We have not sold any notes pursuant to the Shelf Agreement as of June 30, 2013.

Other than the Credit Facility, we have no other source of committed external financing in place. In the event the Credit Facility should be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Credit Facility at the time of termination, and an alternative source of financing could not be secured; it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt, except for approximately $15.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50 million Letter of Credit Facility. At June 30, 2013, we had $9.3 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $13.2 million in performance bonds relating primarily to our mining operations.

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

Cash used for Share Repurchases.

We did not repurchase any of our shares in the open market during the three month period ended June 30, 2013. As of June 30, 2013, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

Dividends.

Dividends paid were $5.0 million and $4.5 million for the three months ended June 30, 2013 and 2012, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Land and Quarries	$5,720	$32
Plants	14,575	2,634
Buildings, Machinery and Equipment	942	2,019

Total Capital Expenditures	$21,237	$4,685

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2014. Total capital expenditures for fiscal 2014, including maintenance capital expenditures, are expected to be approximately $50.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at June 30, 2013, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $305.0 million of borrowings at June 30, 2013 would increase our interest expense by approximately $3.1 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid plus paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. Discovery is complete and each party has filed a motion for summary judgment. See Note (O) of the Notes to the Consolidated Financial Statements for more information.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits as required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. The NOV states that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has substantial meritorious defenses to the allegations in the NOV. NCC met with the EPA in December 2010 and again in September 2012 to present its defenses and to discuss a resolution of the NOV with the EPA. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. If litigation regarding this matter occurs, it could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America, Georgia-Pacific LLC, Temple Inland Inc. and PABCO Building Products LLC. The plaintiffs in these class action lawsuits bring claims on behalf of purported classes of direct or indirect purchasers of wallboard during various periods from 2008 to present for unspecified monetary damage (including treble damages) and in some cases injunctive relief in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina, North Carolina and the Northern District of Illinois. On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On June 24, 2013, the direct and indirect purchaser plaintiffs filed consolidated amended class action complaints. The direct purchasers’ complaint added the Company as a defendant. On July 29, 2013, the Company and American Gypsum answered the complaints, denying all allegations that they conspired to increase the price of drywall and asserting affirmative defenses to plaintiffs’ claims.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals improved in calendar 2012; however, the rate and sustainability of such improvement remains uncertain. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Despite the enactment of a new federal highway bill in July 2012, infrastructure spending has been adversely affected by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

Our business is seasonal in nature, and this causes our quarterly results to vary significantly.

A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November when the weather in our markets is more suitable for to construction activity. Quarterly results have varied significantly in the past and are likely to vary significantly in the future. Such variations could have a negative impact on the price of our common stock.

We are subject to the risk of unfavorable weather conditions, particularly during peak construction periods, as well as other unexpected operational difficulties.

Unfavorable weather conditions, such as snow, hurricanes, tropical storms and heavy rainfall, can reduce construction activity and adversely affect demand for construction products. Such weather conditions can also increase our costs, reduce our production or impede our ability to transport our products in an efficient and cost-effective manner. Similarly, operational difficulties, such as business interruption due to required maintenance, capital improvement projects or loss of power, can increase our costs and reduce our production. In particular, the occurrence of unfavorable weather conditions and other unexpected operational difficulties during peak construction periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

We and our customers participate in cyclical industries and regional markets, which are subject to industry downturns.

A majority of our revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. For example, many of our customers operate in the construction industry, which is affected by a variety of factors, such as general economic conditions, changes in interest rates, demographic and population shifts, levels of infrastructure spending and other factors beyond our control. In addition, since our operations are in a variety of geographic markets, our businesses are subject to differing economic conditions in each such geographic market. Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations generally have an adverse effect on demand for our products and adversely affect the collectability of our receivables. In general, any downturns in these industries or regions could have a material adverse effect on our business, financial condition and results of operations.

Volatility and disruption of financial markets could affect access to credit.

Difficult economic conditions can cause a contraction in the availability, and increase the cost, of credit in the marketplace. A number of our customers or suppliers have been and may continue to be adversely affected by unsettled conditions in capital and credit markets, which in some cases have made it more difficult or costly for them to finance their business operations. These unsettled conditions have the potential to reduce the sources of liquidity for the Company and our customers.

Our and our customers’ operations are subject to extensive governmental regulation, including environmental laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level and health and safety and environmental matters. In many instances, various certificates, permits or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from opening, expanding or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.

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

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC MACT”). The PC MACT will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC

MACT sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC MACT also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC MACT was scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 655 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC MACT, the EPA proposed a settlement agreement with industry petitioners in May 2012. In February 2013, the EPA published the final revised rule to the PC MACT which extended the compliance date until September 9, 2015 for existing cement kilns and made certain changes to the rules governing particulate matter monitoring methods and emissions limits, among other revisions. The PC MACT will materially increase capital costs and costs of production for the Company and the industry as a whole.

On March 21, 2011 EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the Clean Air Act, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” EPA simultaneously stayed the CISWI Rule for further reconsideration. On February 12, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised on February 12, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC MACT for particulate matter and dioxin/furans. The CISWI Rule as currently promulgated will materially increase capital costs and cost for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is approximately early 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule will materially increase capital costs and costs of production for the Company and the industry as a whole.

In 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. In its proposed regulations, the EPA is considering two alternatives. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates hazardous wastes. Under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. EPA has recently stated that Subtitle D regulation could be sufficient to protect human health and the environment. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted, if any. In April 2012 a number of environmental and community groups filed suit seeking to force the EPA to complete this rulemaking. That case is pending in the United States District Court for the District of Columbia. It is anticipated that a final rule will be issued in 2014. It is possible that such rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

The Acquired Assets are subject to government laws, regulations and other requirements relating to the protection of the environment and other matters that may impose significant costs and future requirements that could limit the way we operate our business.

The Acquired Assets are subject to certain obligations under a consent decree between Lafarge North America and the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Not all specific limitations have been finalized; however, upon determination, these limitations, along with specific emissions limitations that have already been finalized, will apply to our operation of the Acquired Assets. It is difficult to predict with reasonable certainty the impact of these limitations on the operations or operating costs of the Acquired Assets. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our ability to achieve the anticipated benefits of the Acquisition or on our financial condition or results of operations.

The Acquired Assets are subject to federal, state and local laws and regulations with respect to, among others, environmental matters, including laws and regulations not applicable to our business prior to the Acquisition such as the NESHAP for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes, including those operated at the cement plant acquired by us in Tulsa, Oklahoma. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, revised HWC MACT regulations would apply to one of the cement kilns used by the Acquired Assets. This revision may require new control requirements and significant capital expenditure for compliance. The revised regulations have not been proposed and compliance is not expected to be required for approximately 5 years.

In 2013, the EPA adopted the final CISWI Rule (as discussed above) that likely will apply to one of the cement kilns used by the Acquired Assets and may impose new control requirements requiring significant capital expenditures for compliance. Existing CISWI units will need to comply with the CISWI Rule when it becomes effective, which is expected to occur in approximately early 2018.

We may incur significant costs in connection with pending and future litigation.

We are, or may become, party to various lawsuits, claims, investigations and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict, but could be adverse and material in amount. In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention and we may incur significant costs in defending these matters. See Item 1. Legal Proceedings of this report.

Our products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess capacity in the gypsum wallboard industry wide in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are subject to state, federal and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations or expand or modify our facilities. Certain of our operations may from time-to-time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use or carbon taxes emission limitations or reductions or otherwise. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future. See “Item 1. Business – Industry Segment Information – Environmental Matters” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 24, 2013, for more information on our regulatory and environmental matters.

Significant changes in the cost and availability of transportation could adversely affect our business, financial condition and results of operations.

Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, transportation logistics play an important part in allowing us to supply products to our customers, whether by train, rail or barge. For example, we deliver gypsum wallboard to many areas throughout the United States and the transportation costs associated with the delivery of our wallboard products represent a significant portion of the variable cost of our gypsum wallboard segment. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

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

Our Credit Facility and the Note Purchase Agreements governing our Senior Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

•	Incur additional indebtedness;

•	Sell assets or make other fundamental changes;

•	Engage in mergers and acquisitions;

•	Pay dividends and make other restricted payments;

•	Make investments, loans, advances or guarantees;

•	Encumber the our assets or those of our restricted subsidiaries;

•	Enter into transactions with our affiliates.

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including the changes in general business and economic conditions, may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under these agreements. This may allow the lenders under these agreements to declare all amounts outstanding to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness. In general, the occurrence of any event of default under these agreement could have a material adverse effect on our financial condition or results of operations.

We incurred substantial indebtedness in order to finance the Acquisition, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

In order to finance the Acquisition, we incurred borrowings of approximately $310.0 million under the Credit Facility. We expect to use cash flow generated from our future operations to make payments on our debt obligations and to fund planned capital expenditures. Our future ability to satisfy these obligations and make these expenditures is subject, to some extent, to financial, market, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, and in particular could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

•

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, capital expenditures or strategic acquisitions;

•

we may not be able to generate sufficient cash flow to meet our substantial debt service obligations or to fund our other liquidity needs. If this occurs, we may have to take actions such as selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures or restructuring our debt;

•

as a result of the amount of our outstanding indebtedness and the restrictive covenants to which we are subject, if we determine that we require additional financing to fund future working capital, capital investments or other business activities, we may not be able to obtain such financing on commercially reasonable terms, or at all; and

•

our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our production facilities may experience unexpected equipment failures, catastrophic events and scheduled maintenance.

Interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment. Such equipment may, on occasion, be out of service as a result of unanticipated events such as fires, explosions, violent weather conditions or unexpected operational difficulties. We also have periodic scheduled shut-downs to perform maintenance on our facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue and profits due to lost production time, which could have a material adverse effect on our results of operations and financial condition.

Pension assets and costs associated with employee benefit plans generally are affected by economic and market conditions.

The current economic and investment environment could negatively impact the fair value of pension assets, which could increase future funding requirements to our pension trusts. More generally, our costs are significantly affected by expenses related to our employee benefit plans. The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. Economic and market factors and conditions could affect any of these assumptions and may affect our estimated and actual employee benefit plan costs and our results of operations.

Increases in interest rates and inflation could adversely affect our business and demand for our products, which would have an adverse effect on our results of operations.

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial and infrastructure construction activity by impacting the cost of borrowed funds to builders. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our Credit Facility. Inflation can result in higher interest rates. With inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations.

Any new business opportunities we may elect to pursue will be subject to the risks typically associated with the early stages of business development or product line expansion.

We are continuing to pursue opportunities, including our frac sand business, which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

We may not realize any or all of the anticipated benefits of the Acquisition and the Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the Acquisition as we may not be able to accomplish the integration of the Acquired Assets with our other assets and operations within the anticipated costs or timeframe. In general, we cannot assure you that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the Acquisition. In addition, the market price of our common stock may decline if we do not achieve the anticipated benefits of the Acquisition as readily or to the extent anticipated by financial or industry analysts or if the effect of the Acquisition on our financial results is not consistent with expectations of financial or industry analysts.

Integration efforts related to the Acquisition have resulted in the diversion of a portion of the time and attention of our management from our other operations to such integration efforts. Any difficulties encountered in combining operations could result in further demands on the time and attention of our management or prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business and the price of our common stock. The integration process is inevitably complex, costly and time-consuming. The risks associated with integrating the Acquired Assets with our other assets and operations include, among others:

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

Item 6. Exhibits

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 22, 2013, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2014 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference). (1)

10.4	American Gypsum Salaried Incentive Compensation Program for Fiscal Year 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference). (1)

10.5	Eagle Materials Inc. Special Situation Program for Fiscal Year 2014 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

August 8, 2013	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

August 8, 2013	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

August 8, 2013	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)