Form 10-Q
period 2013-09-30
EAGLE MATERIALS INC
filed 2013-11-07
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 4, 2013, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	49,930,568

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2013

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Revenues	$252,646	$164,659	$479,690	$318,701
Cost of Goods Sold	193,167	132,170	373,607	263,315

Gross Profit	59,479	32,489	106,083	55,386

Equity in Earnings of Unconsolidated Joint Venture	9,747	8,750	17,625	15,218
Corporate General and Administrative	(6,060)	(5,919)	(11,654)	(10,674)
Acquisition and Litigation Expense	—	(5,713)	—	(6,374)
Other Income	317	66	900	(204)
Interest Expense, Net	(4,795)	(3,548)	(9,750)	(7,313)

Earnings Before Income Taxes	58,688	26,125	103,204	46,039

Income Tax Expense	(18,785)	(8,172)	(33,200)	(14,108)

Net Earnings	$39,903	$17,953	$70,004	$31,931

EARNINGS PER SHARE:
Basic	$0.81	$0.40	$1.43	$0.71

Diluted	$0.80	$0.40	$1.40	$0.71

AVERAGE SHARES OUTSTANDING:
Basic	49,012,045	44,746,225	48,984,038	44,708,499

Diluted	49,860,100	45,353,778	49,835,382	45,219,224

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Net Earnings	$39,903	$17,953	$70,004	$31,931

Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	238	178	476	356
Tax Expense	(83)	(62)	(166)	(124)

Comprehensive Earnings	$40,058	$18,069	$70,314	$32,163

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$10,628	$3,897
Accounts and Notes Receivable	119,748	87,543
Inventories	162,094	156,380
Income Tax Receivable	—	2,443
Prepaid and Other Assets	8,235	11,008

Total Current Assets	300,705	261,271

Property, Plant and Equipment -	1,636,244	1,599,992
Less: Accumulated Depreciation	(646,142)	(614,268)

Property, Plant and Equipment, net	990,102	985,724
Notes Receivable	3,488	3,893
Investment in Joint Venture	40,071	42,946
Goodwill and Intangible Assets	161,432	162,400
Other Assets	14,377	19,999

	$1,510,175	$1,476,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$50,878	$58,880
Accrued Liabilities	40,785	41,349
Income Taxes Payable	10,028	—

Total Current Liabilities	101,691	100,229
Long-term Debt	455,259	489,259
Other Long-term Liabilities	53,334	51,547
Deferred Income Taxes	135,571	139,028

Total Liabilities	745,855	780,063

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 49,675,688 and 49,503,496 Shares, respectively	497	495
Capital in Excess of Par Value	231,836	224,053
Accumulated Other Comprehensive Losses	(6,732)	(7,042)
Retained Earnings	538,719	478,664

Total Stockholders’ Equity	764,320	696,170

	$1,510,175	$1,476,233

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months
	Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$70,004	$31,931
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	34,624	25,444
Deferred Income Tax Provision	(3,594)	(6,683)
Stock Compensation Expense	4,816	4,139
Excess Tax Benefits from Share Based Payment Arrangements	(1,053)	(149)
Equity in Earnings of Unconsolidated Joint Venture	(17,625)	(15,218)
Distributions from Joint Venture	20,500	14,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(30,132)	(17,749)
Inventories	(7,712)	14,602
Accounts Payable and Accrued Liabilities	(2,894)	5,766
Other Assets	(1,203)	(2,095)
Income Taxes Payable	13,524	12,522

Net Cash Provided by Operating Activities	79,255	66,760

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(31,583)	(8,628)

Net Cash Used in Investing Activities	(31,583)	(8,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(34,000)	(50,000)
Dividends Paid to Stockholders	(9,910)	(9,057)
Proceeds from Stock Option Exercises	2,351	3,365
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(435)	(921)
Excess Tax Benefits from Share Based Payment Arrangements	1,053	149

Net Cash Used in Financing Activities	(40,941)	(56,464)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,731	1,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,897	6,481

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,628	$8,149

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the six month period ended September 30, 2013 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2013.

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

Purchase Price: The final purchase price (the “Purchase Price”) of the Acquisition was $450.7 million, which reflects a $2.7 million reduction from the preliminary purchase price to reflect actual working capital acquired at the closing. The reduction in purchase price was primarily related to adjustments to the final value of inventory and prepaid assets acquired. We funded the payment of the Purchase Price at closing and expenses incurred in connection with the Acquisition through a combination of borrowings under our bank credit facility and the proceeds from our issuance of common stock, which was completed on October 3, 2012.

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We engaged a third-party to perform a valuation to support our estimate of the fair value of certain assets acquired in the Acquisition. The working capital amounts paid at the closing were adjusted by approximately $2.7 million to reflect actual working capital acquired.

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

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets and assumed liabilities based on their estimated fair values at the acquisition date. Based on the fair value of tangible and intangible assets acquired and liabilities assumed the purchase price is allocated as follows:

Purchase Price Allocation (in thousands)
Cash and cash equivalents	$—
Accounts Receivable	23,432
Inventories	20,361
Prepaid and Other Assets	3,511
Property and Equipment	407,260
Intangible Assets	12,500
Accounts Payable	(9,070)
Accrued Liabilities	(3,501)
Other Long-term Liabilities	(1,060)

Total Net Assets	453,433
Goodwill	—

Initial Purchase Price	$453,433
Final Working Capital Adjustment	(2,734)

Final Purchase Price	$450,699

Intangible Assets: The following table is a summary of the fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Fair Value
Customer Relationships	15	$4,760
Sales Contracts	4	2,500
Permits	40	5,240

Total Intangible Assets		$12,500

Actual and pro forma impact of the Acquisition: The following table presents the net sales and operating income of the Acquired Assets that have been included in our consolidated statement of earnings from April 1, 2013 through September 30, 2013:

	Three Month Period Ended September 30, 2013	Six Month Period Ended September 30, 2013
	(dollars in thousands)
Net Sales	$52,603	$93,683
Operating Income	$12,288	$18,713

The unaudited pro forma results presented below include the effects of the Acquisition as if it had been consummated as of April 1, 2012. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition, depreciation from the fair value adjustments for property and equipment, and the impact on earnings per share of the issuance of common stock in connection with the Acquisition. To better reflect the combined operating results, material nonrecurring charges directly related to the Acquisition of $6.1 million have been excluded from pro forma net income for the three and six month periods ended September 30, 2012.

	Three Month Period Ended September 30, 2012	Six Month Period Ended September 30, 2012
	(dollars in thousands)
Revenues	$222,665	$431,124
Net Income	$22,286	$37,193
Earnings per share - basic	$0.46	$0.77
Earnings per share - diluted	$0.46	$0.76
Weighted Average Shares Outstanding:
Basic	48,196,225	48,158,499
Diluted	48,803,778	48,669,224

The pro forma results do not include any anticipated synergies or other expected benefits of the Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition been consummated as of April 1, 2012.

(C) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.2 million and $5.1 million at September 30, 2013 and March 31, 2013, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $9.7 million at September 30, 2013, of which approximately $6.2 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2014 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(D) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2013 (dollars in thousands)
Common Stock –
Balance at Beginning of Period	$495
Stock Option Exercises	2

Balance at End of Period	497

Capital in Excess of Par Value –
Balance at Beginning of Period	224,053
Stock Compensation Expense	4,814
Shares Redeemed to Settle Employee Taxes	(435)
Stock Option Exercises	3,404

Balance at End of Period	231,836

Retained Earnings –
Balance at Beginning of Period	478,664
Dividends Declared to Stockholders	(9,949)
Net Earnings	70,004

Balance at End of Period	538,719

Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(7,042)
Change in Funded Status of Pension Plan, net of tax	310

Balance at End of Period	(6,732)

Total Stockholders’ Equity	$764,320

There were no open market share repurchases during the three and six month periods ended September 30, 2013. As of September 30, 2013, we have authorization to purchase an additional 717,300 shares.

(E) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $9.0 million and $7.0 million for the six months ended September 30, 2013 and 2012, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2013 and 2012, were $20.8 million and $7.3 million, respectively.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2013	March 31, 2013
	(dollars in thousands)
Raw Materials and Material-in-Progress	$71,298	$56,019
Finished Cement	12,327	18,077
Gypsum Wallboard	6,112	6,855
Aggregates	12,421	16,837
Paperboard	3,412	2,867
Repair Parts and Supplies	51,011	49,361
Fuel and Coal	5,513	6,364

	$162,094	$156,380

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2013	March 31, 2013
	(dollars in thousands)
Payroll and Incentive Compensation	$11,145	$11,827
Benefits	9,662	10,349
Interest	4,813	4,813
Property Taxes	4,967	3,235
Power and Fuel	2,539	3,146
Sales and Use Tax	1,129	591
Acquisition Related Expenses	—	2,023
Other	6,530	5,365

	$40,785	$41,349

(H) SHARE-BASED EMPLOYEE COMPENSATION

On August 7, 2013 our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the “Plan”), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (“RSUs”), restricted stock and stock appreciation rights to employees of the Company and members of the Board of Directors. Awards that were already outstanding prior to the approval of the Plan on August 7 remain outstanding. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

Long-Term Compensation Plans -

Options. In August 2013, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 206,914 stock options pursuant to the Plan to certain individuals that vest ratably over a three year period (the “Fiscal 2014 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In August 2013, we granted 30,075 options to members of the Board of Directors (the “Fiscal 2014 Board of Directors Grant”). Options granted under the Fiscal 2014 Board of Directors Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2014 Employee Stock Option Grant and Fiscal 2014 Board of Directors Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2014 are as follows:

Fiscal 2014
Dividend Yield	2.0%
Expected Volatility	44.6%
Risk Free Interest Rate	2.0%
Expected Life	7.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.9 million and $2.7 million for the three and six month periods ended September 30, 2013, respectively, and $1.3 million and $1.8 million for the three and six month periods ended September 30, 2012, respectively. At September 30, 2013, there was approximately $10.3 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the six month period ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,022,592	$37.83
Granted	236,989	$67.21
Exercised	(70,837)	$33.19
Cancelled	(5,000)	$53.22

Outstanding Options at End of Period	3,183,744	$40.10

Options Exercisable at End of Period	1,230,175	$30.68

Weighted-Average Fair Value of Options Granted during the Period	$26.04

The following table summarizes information about stock options outstanding at September 30, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 - $ 30.74	1,006,370	4.98	$26.74	886,941	$26.62
$33.08 - $ 40.78	626,719	7.45	$34.57	274,993	$35.34
$47.53 - $ 70.30	1,550,655	2.26	$51.01	68,241	$64.76

	3,183,744	4.14	$40.10	1,230,175	$30.68

At September 30, 2013, the aggregate intrinsic value for outstanding and exercisable options was approximately $103.3 million and $37.7 million, respectively. The total intrinsic value of options exercised during the six month period ended September 30, 2013 was approximately $2.9 million.

Restricted Stock Units. There was no expense related to RSUs for the three and six month periods ended September 30, 2013, respectively, and $0.4 million and $0.8 million for the three and six month periods ended September 30, 2012, respectively.

Restricted Stock. In August 2013, the Compensation Committee also approved the granting of an aggregate of 93,186 shares of restricted stock to certain key employees at both the corporate and subsidiary level (the “Fiscal 2014 Employee Restricted Stock Award”) that will be earned if our ten year return on equity is at least 15% at March 31, 2014. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals. Following any such reduction, the earned shares will lapse ratably over five years, with the first fifth lapsing promptly following the vesting determination date, and the remaining restrictions lapsing on March 31, 2015 through 2018. The value of the Fiscal 2014 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period. In August 2013, we granted 5,761 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2014 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2014 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with the Company’s director retirement policy.

Expense related to restricted shares was approximately $1.2 million and $2.1 million for the three and six month periods ended September 30, 2013, respectively, and $0.9 million and $1.6 million for the three and six month periods ended September 30, 2012, respectively. At September 30, 2013, there was approximately $17.7 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 3,973,459 at September 30, 2013.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Weighted-Average Shares of Common Stock Outstanding	49,012,045	44,746,225	48,984,038	44,708,499
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,682,592	1,711,195	1,692,782	1,428,889
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(1,134,329)	(1,371,038)	(1,137,668)	(1,162,751)
Restricted Shares	299,792	267,396	296,230	244,587

Weighted-Average Common and Common Equivalent Shares Outstanding	49,860,100	45,353,778	49,835,382	45,219,224

Shares Excluded Due to Anti-dilution Effects	121,957	1,935,783	71,479	2,126,953

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$197	$132	$393	$264
Interest Cost of Benefit Obligations	306	268	611	536
Expected Return on Plan Assets	(343)	(342)	(686)	(684)
Recognized Net Actuarial Loss	247	177	492	354
Amortization of Prior-Service Cost	2	14	8	28

Net Periodic Pension Cost	$409	$249	$818	$498

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for both the three and six months ended September 30, 2013 was approximately 32%, which increased from the prior year due to the reduction in the impact of our depletion deduction as a result of increased earnings in fiscal year 2014.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2013	March 31, 2013
	(dollars in thousands)
Amended Credit Facility	$263,000	$297,000
Senior Notes	192,259	192,259

Total Debt	$455,259	$489,259

Credit Facility -

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $263.0 million of borrowings outstanding under the Credit Facility at September 30, 2013. Based on our Leverage Ratio, we had $129.6 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at September 30, 2013.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2013, we had $7.4 million of letters of credit outstanding.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at September 30, 2013 and throughout the fiscal year.

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provided the terms under which the Company could offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement did not obligate the Company to sell, or the Purchasers to buy, any such notes, and had a term of two years. We did not sell any notes pursuant to the Shelf Agreement prior to its expiration on August 31, 2013.

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

We operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations and a frac sand processing plant. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold in Texas.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$133,204	$78,533	$250,904	$154,557
Gypsum Wallboard	98,960	77,327	194,941	147,547
Paperboard	34,642	31,730	66,805	62,059
Concrete and Aggregates	30,097	14,257	55,303	27,134

Sub-total	296,903	201,847	567,953	391,297
Less: Intersegment Revenues	(16,879)	(13,272)	(32,481)	(24,973)

Net Revenues, including Joint Venture	280,024	188,575	535,472	366,324
Less: Joint Venture	(27,378)	(23,916)	(55,782)	(47,623)

Net Revenues	$252,646	$164,659	$479,690	$318,701

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$2,955	$512	$4,947	$1,079
Paperboard	13,650	12,515	26,862	23,437
Concrete and Aggregates	274	245	672	457

	$16,879	$13,272	$32,481	$24,973

Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,182	639	2,161	1,260
Joint Venture	252	225	514	452

	1,434	864	2,675	1,712

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$32,430	$17,442	$51,440	$27,308
Gypsum Wallboard	29,868	16,464	59,504	30,486
Paperboard	6,937	7,695	12,616	12,971
Concrete and Aggregates	(9)	(362)	148	(161)
Other, net	317	66	900	(204)

Sub-total	69,543	41,305	124,608	70,400
Corporate General and Administrative	(6,060)	(5,919)	(11,654)	(10,674)
Acquisition and Litigation Expense	—	(5,713)	—	(6,374)

Earnings Before Interest and Income Taxes	63,483	29,673	112,954	53,352
Interest Expense, net	(4,795)	(3,548)	(9,750)	(7,313)

Earnings Before Income Taxes	$58,688	$26,125	$103,204	$46,039

Cement Operating Earnings -
Wholly –owned Operations	$22,683	$8,692	$33,815	$12,090
Joint Venture	9,747	8,750	17,625	15,218

	$32,430	$17,442	$51,440	$27,308

Capital Expenditures -
Cement	$2,069	$951	$5,836	$4,947
Gypsum Wallboard	602	1,268	1,699	1,464
Paperboard	1,364	145	1,901	366
Aggregates	5,468	1,556	21,016	1,791
Concrete	843	16	1,131	53
Other	—	7	—	7

	$10,346	$3,943	$31,583	$8,628

Depreciation, Depletion and Amortization -
Cement	$7,811	$3,924	$15,648	$7,733
Gypsum Wallboard	5,261	5,269	10,544	10,546
Paperboard	2,171	2,209	4,353	4,419
Aggregates	1,277	896	2,556	1,783
Concrete	433	268	830	536
Other, net	450	217	693	427

	$17,403	$12,783	$34,624	$25,444

	As of
	September 30, 2013	March 31, 2013
	(dollars in thousands)
Identifiable Assets -
Cement	$759,434	$756,158
Gypsum Wallboard	415,799	425,866
Paperboard	127,391	129,226
Aggregates	146,700	108,796
Concrete	30,426	27,187
Corporate and Other	30,425	29,000

	$1,510,175	$1,476,233

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

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At September 30, 2013, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant was $3.0 million, and the carrying value of the equipment was $2.2 million at September 30, 2013, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenues	$54,756	$48,057	$111,564	$95,944
Gross Margin	$20,641	$18,580	$37,335	$32,489
Earnings Before Income Taxes	$19,649	$17,501	$35,568	$30,437

	As of
	September 30, 2013	March 31, 2013
	(dollars in thousands)
Current Assets	$52,548	$53,059
Non-Current Assets	$42,691	$44,120
Current Liabilities	$18,631	$12,913

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(1)	$(3)	$(2)	$(4)
Interest Expense	4,410	3,342	8,969	6,893
Interest Expense – Income Taxes	163	91	326	188
Other Expenses	223	118	457	236

Interest Expense, net	$4,795	$3,548	$9,750	$7,313

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

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2013, we had contingent liabilities under these outstanding letters of credit of approximately $7.4 million.

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

We are currently contingently liable for performance under $16.1 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest. The IRS has denied our refund request and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds. In September 2013 the judge heard arguments on each party’s motion for summary judgment and took each motion under advisement. Additionally, the judge suspended the December 2013 trial date without setting a new date.

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties relating to the acquisition of the Republic Assets. In addition, we estimate that interest of approximately $2.3 million has accrued on these amounts as of September 30, 2013. These amounts have been fully accrued in our financial statements at September 30, 2013. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at September 30, 2013. On October 31, 2012, we appealed the findings of the examiner to the IRS Appeals Office, contesting the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case in Federal District Court.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2013 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$59,897
Series 2005A Tranche C	61,047
Series 2007A Tranche A	9,814
Series 2007A Tranche B	8,684
Series 2007A Tranche C	26,340
Series 2007A Tranche D	40,369

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at September 30, 2013 due to the short-term maturities of these assets and liabilities. The fair value of our Amended Credit Facility also approximates its carrying value at September 30, 2013.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six months ended September 30, 2013 and 2012, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand, gravel and frac sand). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways and in oil and natural gas extraction. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

The final purchase price (“Purchase Price”) of the Acquisition was $450.7 million, as adjusted to reflect actual working capital acquired at the closing. We funded the payment of the Purchase Price at closing and expenses incurred in connection with the Acquisition through a combination of borrowings under our bank credit facility and the proceeds from our issuance of common stock, which was completed on October 3, 2012. In addition, we assumed certain liabilities in the Acquisition, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to the Acquired Assets. The operating results of the Acquired Assets are included in our results of operations beginning December 1, 2012.

During the quarter ended June 30, 2013 we began operations at our new frac sand plant in Corpus Christi, Texas. We continue to pursue other locations that are geographically supportive of the frac sand business, and anticipate capital expenditures related to frac sand to be in the range of $20.0 million to $30.0 million in fiscal 2014. The results of operations of the frac sand business are reported in the concrete and aggregates segment.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$252,646	$164,659	53%	$479,690	$318,701	51%
Cost of Goods Sold	(193,167)	(132,170)	46%	(373,607)	(263,315)	42%

Gross Profit	59,479	32,489	83%	106,083	55,386	92%
Equity in Earnings of Unconsolidated Joint Venture	9,747	8,750	11%	17,625	15,218	16%
Corporate General and Administrative	(6,060)	(5,919)	2%	(11,654)	(10,674)	9%
Acquisition and Litigation Expense	—	(5,713)	(100%)	—	(6,374)	(100%)
Other Income (Expense)	317	66	380%	900	(204)	541%
Interest Expense, net	(4,795)	(3,548)	35%	(9,750)	(7,313)	33%

Earnings Before Income Taxes	58,688	26,125	125%	103,204	46,039	124%
Income Tax Expense	(18,785)	(8,172)	130%	(33,200)	(14,108)	135%

Net Earnings	$39,903	$17,953	122%	$70,004	$31,931	119%

Diluted Earnings per Share	$0.80	$0.40	100%	$1.40	$0.71	99%

Revenues. Revenues were $252.6 million and $164.7 million for the three month periods September 30, 2013 and 2012, respectively. The $87.9 million increase in revenues during the three months ended September 30, 2013, as compared to September 30, 2012, was primarily due to revenues from the Acquired Assets, which positively increased revenues by approximately $52.6 million. The remaining increase in revenues from our historical businesses was due to increased sales volumes for all of our businesses, and increased average net sales prices for all of our businesses, except recycled paperboard, which declined 1%. The impact of the increased net sales prices and sales volumes on historical revenues for the quarter ended September 30, 2013, as compared to September 30, 2012, was approximately $19.2 million and $16.1 million, respectively.

Revenues were $479.7 million and $318.7 million for the six months ended September 30, 2013 and 2012, respectively. The $161.0 million increase in revenues during the six months ended September 30, 2013, as compared to September 30, 2012, was primarily due to revenues from the Acquired Assets, which positively increased revenues by approximately $93.7 million. The remaining increase in revenues from our historical businesses was due to increased sales volumes for all of our businesses, and increased average net sales prices for all of our businesses, except recycled paperboard, which declined 1%. The impact of the increased net sales prices and sales volumes on historical revenues for the six months ended September 30, 2013, as compared to September 30, 2012, was approximately $39.8 million and $27.5 million, respectively.

Cost of Goods Sold. Cost of goods sold was $193.2 million and $132.2 million during the three month periods ended September 30, 2013 and 2012, respectively. The $61.0 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $55.3 million, and an increase in operating costs of approximately $5.6 million. Approximately $40.3 million of the increase in cost of goods sold related to sales volumes was attributable to the Acquired Assets, with the remaining increase in sales volumes due primarily to the $6.0 million and $6.5 million increase in costs related to increased volumes in our historical cement and gypsum wallboard businesses, respectively. The increase in operating costs in the second quarter of fiscal 2013, as compared to fiscal 2012, was primarily related to our concrete and aggregates, and paperboard businesses and was approximately $4.0 million and $1.9 million, respectively.

Cost of goods sold was $373.6 million and $263.3 million during the six month periods ended September 30, 2013 and 2012, respectively. The $110.3 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $99.5 million, and an increase in operating costs of approximately $10.8 million. Approximately $75.0 million of the increase in cost of goods sold related to sales volumes was attributable to the Acquired Assets, with the remaining increase in sales volumes due primarily to the $6.4 million and $15.8 million increase in costs related to increased volumes in our historical cement and gypsum wallboard businesses, respectively. The increase in operating costs in the six months ended September 30, 2013, as compared to September 30, 2012, was primarily related to our concrete and aggregates businesses and gypsum wallboard business and was approximately $6.0 million and $2.6 million, respectively.

Gross Profit. Gross profit was $59.5 million and $32.5 million during the three months ended September 30, 2013 and 2012, respectively. The 83% increase in gross profit was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above. The increase in the gross margin to 24% for the three months ended September 30, 2013, as compared to 20% for the three months ended September 30, 2012, was primarily due to increased gross margin in our gypsum wallboard division.

Gross profit was $106.1 million and $55.4 million during the six months ended September 30, 2013 and 2012, respectively. The 92% increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above. The increase in the gross margin to 22% for the six months ended September 30, 2013, as compared to 17% for the six months ended September 30, 2012, was primarily due to increased gross margin in our gypsum wallboard division.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $1.0 million, or 11%, for the three months ended September 30, 2013, as compared to the similar period in 2012. The increase is primarily due to a 12% increase in sales volumes, coupled with a 2% increase in average net sales price. The impact of the increases in sales volumes and average net sales price on equity in earnings of our unconsolidated joint venture during the three months ended September 30, 2013 was approximately $1.1 million and $0.6 million, respectively, partially offset by increased operating costs of sales of approximately $0.7 million. The increase in operating costs was primarily due to an increase in the cost of purchased cement of approximately $0.7 million, and an increase in maintenance costs of approximately $0.2 million, partially offset by reduced fuel and power costs of approximately $0.3 million.

Equity in earnings of our unconsolidated joint venture increased $2.4 million, or 16%, for the six months ended September 30, 2013, as compared to the similar period in 2012. The increase is primarily due to a 14% increase in sales volumes, coupled with a 3% increase in average net sales price. The impact of the increases in sales volumes and average net sales price on equity in earnings of our unconsolidated joint venture during the three months ended September 30, 2013 was approximately $2.1 million and $1.6 million, respectively, partially offset by increased operating costs of sales of approximately $1.3 million. The increase in operating costs was primarily due to an increase in the cost of purchased cement of approximately $1.2 million.

Corporate General and Administrative. Corporate general and administrative expenses increased 2% and 9% for the three and six month periods ended September 30, 2013, respectively, compared to the similar periods in 2012. The approximately $0.1 million and $1.0 million increase in corporate general and administrative expenses for the three and six month periods ended September 30, 2013, respectively, as compared to 2012, is due primarily to increased long-term incentive compensation expenses. Long-term incentive compensation increased approximately $0.2 million and $0.7 million during the three and six month periods ended September 30, 2013, respectively, as compared to similar periods in 2012, primarily due to increased operating earnings during the three and six month periods.

Acquisition and Litigation Expense. Acquisition and litigation expense incurred in the prior fiscal year consists of expenses related to the acquisition of the Acquired Assets, the write-off of the greenfield cement opportunity that will no longer be pursued due to the acquisition of the Acquired Assets and legal fees related to our lawsuit against the IRS. Acquisition related expenses incurred in the second quarter of fiscal 2013 and the write-off of a greenfield opportunity were approximately $3.5 million and $1.0 million, respectively. Legal fees related to our lawsuit against the IRS were approximately $1.9 million during the six month period ended September 30, 2012. See Footnote (O) to the Unaudited Consolidated Financial Statements for more information regarding the lawsuit against the IRS.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $1.2 million and $2.4 million during the three and six months ended September 30, 2013, respectively, as compared to the three and six months ended September 30, 2012. The 35% and 33% increase in interest expense, net for the three and six months ended September 30, 2013, respectively, as compared to the similar three and six months in the prior fiscal year, is due primarily to the increase in interest expense from our Credit Facility, which increased approximately $1.1 million and $2.1 million in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, due to the increase in borrowings for the Acquisition. The amortization of debt costs increased approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2013, respectively, as compared to the similar periods in the prior year due to costs associated with the amendment of the Credit Facility and Senior Notes in connection with the Acquisition. We anticipate total interest expense for fiscal 2014 to be greater than interest expense in fiscal 2013 due to the increase in borrowings under the Credit Facility.

Earnings Before Income Taxes. Earnings before income taxes were $58.7 million and $26.1 million during the three months ended September 30, 2013 and 2012, respectively. The $32.6 million increase was primarily due to a $27.0 million increase in gross profit, a $1.0 million increase in equity in earnings of unconsolidated joint venture, a decrease of $5.7 million in acquisition and litigation expense, partially offset by increases of $0.1 million and $1.2 million in corporate general and administrative expenses and interest expense, net, respectively.

Earnings before income taxes were $103.2 million and $46.0 million during the six month periods ended September 30, 2013 and 2012, respectively. The $57.2 million increase was primarily due to a $50.7 million increase in gross profit, a $2.4 million increase in our equity in earnings of unconsolidated joint venture, a decrease of $6.4 million in acquisition and litigation expense, partially offset by increases of $1.0 million and $2.4 million in corporate general and administrative expenses and interest expense, net, respectively.

Income Taxes. Income tax expense was $33.2 million and $14.1 million for the six months ended September 30, 2013 and 2012, respectively. The estimated effective tax rate for fiscal 2014 increased to 32% from 31% in fiscal 2013. The increase in the effective tax rate is primarily attributable to an increase in earnings, taxable at statutory rates, partially offset by depletion and other allowable deductions in fiscal 2014, as compared to fiscal 2013.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2013 of $39.9 million increased 122% from last year’s net earnings of $18.0 million; while net earnings of $70.0 million for the six month period ended September 30, 2013 increased 119% from last year’s net earnings of $31.9 million. Diluted earnings per share for the three and six month periods ended September 30, 2013 were $0.80 and $1.40, respectively, compared to $0.40 and $0.71 for the three and six month periods ended September 30, 2012, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
	(In thousands except per unit)			(In thousands except per unit)
Revenues (1)
Cement (2)	$133,204	$78,533	70%	$250,904	$154,557	62%
Gypsum Wallboard	98,960	77,327	28%	194,941	147,547	32%
Recycled Paperboard	34,642	31,730	9%	66,805	62,059	8%
Concrete and Aggregates	30,097	14,257	111%	55,303	27,134	104%

Gross Revenues	$296,903	$201,847	47%	$567,953	$391,297	45%

Sales Volume
Cement (M Tons) (2)	1,434	864	66%	2,675	1,712	56%
Gypsum Wallboard (MMSF)	554	500	11%	1,086	957	14%
Recycled Paperboard (M Tons)	67	62	8%	131	122	7%
Concrete (M Yards)	265	141	88%	492	278	77%
Aggregates (M Tons)	1,006	810	24%	1,915	1,462	31%

Average Net Sales Prices (3)
Cement (2)	$85.34	$82.77	3%	$85.72	$81.88	5%
Gypsum Wallboard	144.05	119.44	21%	145.15	119.09	22%
Recycled Paperboard	507.28	512.12	(1%)	504.92	507.57	(1%)
Concrete	82.15	66.83	23%	80.68	66.07	22%
Aggregates	7.87	6.01	31%	7.85	6.00	31%

Operating Earnings
Cement (2)	$32,430	$17,442	86%	$51,440	$27,308	88%
Gypsum Wallboard	29,868	16,464	81%	59,504	30,486	95%
Recycled Paperboard	6,937	7,695	(10%)	12,616	12,971	(3%)
Concrete and Aggregates	(9)	(362)	98%	148	(161)	192%
Other, net	317	66	380%	900	(204)	541%

Net Operating Earnings	$69,543	$41,305	68%	$124,608	$70,400	77%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $133.2 million for the three months ended September 30, 2013, which is a 70% increase over revenues of $78.5 million for the three months ended September 30, 2012. The increase in revenues during the three months ended September 30, 2013, as compared to the similar period in 2012, is primarily due to a 66% increase in sales volumes, as well as a 3% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $51.3 million and $3.4 million, respectively, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Cement revenues for the Acquired Assets were $39.4 million during the three months ended September 30, 2013.

Operating earnings for the Cement business increased 86% to $32.4 million from $17.4 million for the second quarter of fiscal 2014 and 2013, respectively. The increase in operating earnings was due primarily to the Acquired Assets, which had operating earnings of $12.0 million during the three months ended September 30, 2013. The remaining increase in operating earnings was due primarily to increased average sales prices and average sales volumes, which positively impacted operating earnings by $2.8 million and $2.2 million, respectively, partially offset by increased operating costs of $2.0 million. The increase in operating costs for our heritage plants in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, is primarily related to increased purchased cement and other raw material costs, which adversely impacted operating earnings by approximately $1.3 million and $1.2 million, partially offset by lower fuel and power costs of approximately $0.8 million. The operating margin increased to 24% for the second quarter of fiscal 2014, as compared to 22% for the second quarter of fiscal 2013, primarily due to increased sales prices, partially offset by increased operating costs.

Cement revenues were $250.9 million for the six months ended September 30, 2013, which is a 62% increase over revenues of $154.6 million for the six months ended September 30, 2012. The increase in revenues during the six months ended September 30, 2013, as compared to the similar period in 2012, is primarily due to a 56% increase in sales volumes, as well as a 5% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $86.0 million and $10.3 million, respectively, for the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. Cement revenues for the Acquired Assets were $71.9 million during the six months ended September 30, 2013.

Operating earnings for the Cement business increased 88% to $51.4 million from $27.3 million for the six months ended September 30, 2013 and 2012, respectively. The increase in operating earnings was due primarily to the Acquired Assets, which had operating earnings of $18.5 million during the six months ended September 30, 2013. The remaining increase in operating earnings was due primarily to increased average sales prices and average sales volumes, which positively impacted operating earnings by $6.8 million and $2.9 million, respectively, partially offset by increased operating costs of $4.1 million. The increase in operating costs for our heritage plants during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, is primarily related to increased maintenance and purchased cement costs, which adversely impacted operating earnings by approximately $5.5 million and $1.9 million, partially offset by lower fuel and power costs of approximately $2.6 million. The operating margin increased to 21% for the six months ended September 30, 2013, as compared to 18% for the six months ended September 30, 2012, primarily due to increased sales prices, partially offset by increased operating costs.

Gypsum Wallboard Operations. Sales revenues increased 28% to $99.0 million in the second quarter of fiscal 2014, from $77.3 million in the second quarter of fiscal 2013, primarily due to a 21% increase in our average net sales price and an 11% increase in sales volumes. The increase in our average net sales price and sales volumes positively impacted revenues by approximately $13.3 million and $8.4 million, respectively. The increase in our average net sales price was due to the implementation of our price increase in January 2013. The increased sales volumes are primarily due to increased construction activity in fiscal 2014, as compared to fiscal 2013. Our market share was essentially unchanged during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Operating earnings increased to $29.9 million for the three months ended September 30, 2013, as compared to $16.5 million for the three months ended September 30, 2012, primarily due to the increase in our average net sales price and sales volumes, which positively impacted operating earnings by approximately $13.3 million and $1.8 million, respectively, partially offset by increased operating costs of $1.7 million. The increase in operating costs during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to increased maintenance and natural gas costs, which negatively impacted operating earnings by $0.4 million and $0.9 million, respectively. The increase in our average net sales price is the primary reason our operating margin increased to 30% for the three months ended September 30, 2013, as compared to 21% for the three months ended September 30, 2012. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have relatively minor impact on our operating results.

Sales revenues increased 32% to $195.0 million for the six months ended September 30, 2013, from $147.5 million for the six months ended September 30, 2012, primarily due to a 22% increase in our average net sales price and a 14% increase in sales volumes. The increase in our average net sales price and sales volumes positively impacted revenues by approximately $27.6 million and $19.9 million, respectively. The increase in our average net sales price was due to the implementation of our price increase in January 2013. The increased sales volumes are primarily due to increased construction activity in fiscal 2014, as compared to fiscal 2013. Our market share was essentially unchanged during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012.

Operating earnings increased to $59.5 million for the six months ended September 30, 2013, as compared to $30.5 million for the six months ended September 30, 2012, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $27.6 million and $4.1 million, respectively, partially offset by increased operating costs of $2.7 million. The increase in operating costs during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, was primarily due to increased maintenance and natural gas costs, which negatively impacted operating earnings by $0.5 million and $2.3 million, respectively. The increase in our average net sales price is the primary reason our operating margin increased to 31% for the six months ended September 30, 2013, as compared to 21% for the six months ended September 30, 2012. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues increased 9% to $34.6 million during the three months ended September 30, 2013, as compared to $31.7 million for the three months ended September 30, 2012. The increase in revenues was due primarily to the 8% increase in sales volumes, which positively impacted revenue by $2.9 million. Average net sales prices declined slightly during the period, with minimal impact on revenues.

Operating earnings decreased to $6.9 million for the second quarter of fiscal 2014, as compared to $7.7 million for the second quarter of fiscal 2013. The decrease in operating earnings is largely the result of increased operating costs, which adversely impacted operating earnings by $1.9 million, partially offset by increased volumes, which contributed $1.1 million to operating earnings. The increase in operating costs is primarily related to increased recycled fiber and natural gas costs, which negatively impacted operating earnings by $2.9 million and $0.3 million, respectively, partially offset by decreased chemical and maintenance costs of $0.9 million and $0.5 million, respectively. The increase in operating costs and relatively flat average net sales price were the primary reasons operating margin declined to 20% during the second quarter of fiscal 2014, as compared to 24% during the second quarter of fiscal 2013.

Revenues increased 8% to $66.8 million for the six months ended September 30, 2013, from $62.1 million for six months ended September 30, 2012. The increase in revenue during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, is due to the 7% increase in sales volumes, which positively impacted revenues by approximately $4.9 million, partially offset by approximately $0.2 million due to the lower average net sales price.

Operating earnings decreased to $12.6 million for the six months ended September 30, 2013, as compared to $13.0 million for the six months ended September 30, 2013. The decrease in operating earnings is largely the result of increased operating costs, which adversely impacted operating earnings by $1.7 million, partially offset by increased volumes, which contributed $1.3 million to operating earnings. The increase in operating costs is primarily related to increased recycled fiber and natural gas costs, which negatively impacted operating earnings by $1.5 million and $0.8 million, respectively, partially offset by decreased chemical and dyes and production supply costs of $0.5 million and $0.2 million, respectively. The increase in operating costs and relatively flat average net sales price were the primary reasons operating margin declined to 19% during the six months ended September 30, 2013, as compared to 21% during the six months ended September 30, 2012.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 111% to $30.1 million for the three months ended September 30, 2013, as compared to $14.3 million for the three months ended September 30, 2012. The primary reason for the increase in revenue for the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, were the 88% and 24% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $9.5 million. In addition to the increase in sales volumes, average sales prices increased 23% and 31% for concrete and aggregates, respectively, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, which positively impacted revenues by $6.4 million. The increase in sales volumes was due primarily to the Acquired Assets, which contributed $13.2 million of the increased revenues during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Operating earnings for the three months ended September 30, 2013 were relatively flat, compared to an operating loss of $0.4 million for the three months ended September 30, 2012. Operating earnings were positively impacted by increased average net sales prices, which positively impacted operating earnings by approximately $6.4 million, partially offset by increased operating costs of approximately $5.8 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Increased operating costs during the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, were primarily related to maintenance, purchased materials, delivery and frac sand start-up costs, which increased operating costs by approximately $1.3 million, $2.2 million, $0.4 million and $0.8 million, respectively.

Concrete and aggregates revenues increased 104% to $55.3 million for the six months ended September 30, 2013, as compared to $27.1 million for the six months ended September 30, 2012. The primary reason for the increase in revenue for the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, was the 77% and 31% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $16.9 million. In addition to the increase in sales volumes, average sales prices increased 22% and 31% for concrete and aggregates, respectively, during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, which positively impacted revenues by $11.3 million. The increase in sales volumes was due primarily to the Acquired Assets, which contributed $21.8 million of the increased revenues during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012.

Operating earnings for the six months ended September 30, 2013 increased to approximately $0.1 million, compared to an operating loss of $0.2 million for the six months ended September 30, 2012. Operating earnings were positively impacted by increased average net sales prices, which positively impacted operating earnings by approximately $11.3 million, partially offset by increased operating costs of approximately $11.0 million during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. Increased operating costs during the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, were primarily related to maintenance, purchased materials, delivery and frac sand start-up costs, which increased operating costs by approximately $2.2 million, $4.0 million, $1.7 million and $1.5 million, respectively.

GENERAL OUTLOOK

Construction activity for calendar 2013 is expected to continue to improve over calendar 2012 levels. Demand for cement and wallboard in the U.S. is anticipated to continue to improve accordingly. The drivers of construction products demand continue to incrementally improve, reinforcing the notion that a cyclic recovery is underway. The pace of recovery hinges upon the pace of growth in U.S. economic strength.

While cement demand continues to be impacted by softness in the commercial construction market and state government budget deficits, the severity of the impact is uneven among the different regions. We continue to see more signs of recovery in our Texas, Mountain and Central Plains markets than we have in our Nevada and Illinois markets, in part due to energy-driven economic activity, which has also been reflected in continued robustness in our oil-well cement sales.

The Acquired Assets provide us with new opportunities in the Central Plains cement markets and link our cement sales network across the central U.S., both east to west and north to south. While we anticipate increased cement consumption in calendar 2013, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. Improvement is expected in each area, with the greatest increases expected to be in the residential end-use markets.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in our northern California market; however, we are starting to see a recovery in both volume and price in our Austin, Texas market, and expect volumes to continue to increase in fiscal 2014, while the demand in the northern California market will remain flat. Demand has improved in the greater Kansas City area during calendar 2013, and we expect demand to remain strong over the remainder of the fiscal year. We began operations in our new frac sand business during the first quarter of fiscal 2014; however, we do not expect revenue and earnings from this business to be material to the Company’s consolidated fiscal 2014 revenue and earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2013	2012
	(dollars in thousands)
Net Cash Provided by Operating Activities	$79,255	$66,760
Investing Activities:
Capital Expenditures	(31,583)	(8,628)

Net Cash Used in Investing Activities	(31,583)	(8,628)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	1,053	149
Decrease in Long-Term Debt	(34,000)	(50,000)
Dividends Paid	(9,910)	(9,057)
Shares Repurchased to Settle Employee Taxes on RSUs	(435)	(921)
Proceeds from Stock Option Exercises	2,351	3,365

Net Cash Provided by Financing Activities	(40,941)	(56,464)

Net Increase in Cash	$6,731	$1,668

Cash flows from operating activities increased $12.5 million to $79.3 million during the six month period ended September 30, 2013, as compared to $66.8 million during the similar period in 2012. This increase was largely attributable to increased net earnings of approximately $38.1 million, partially offset by decreases in cash flows due to increased working capital. Cash flows from operations were negatively impacted during the six months ended September 30, 2013 by increases in accounts and notes receivable, and inventories of approximately $30.1 million and $7.7 million, respectively, and a decrease in accounts payable and accrued liabilities of approximately $2.9 million, partially offset by an increase of approximately $13.5 million in income taxes payable. During the six months ended September 30, 2012, cash flows from operating activities were positively impacted by a decrease in inventories of approximately $14.6 million and increases in accounts payable and income taxes payable of approximately $5.8 million and $12.5 million, respectively, partially offset by increased accounts and notes receivable of approximately $17.7 million.

Working capital increased to $199.0 million at September 30, 2013, compared to $161.0 million at March 31, 2013, primarily due to increased accounts and notes receivable and inventories of approximately $32.2 million and $5.7 million, respectively, and a decrease of approximately $8.0 million in accounts payable, partially offset by decreased prepaid assets of approximately $2.8 million and increased income taxes payable of $12.5 million.

The increase in accounts and notes receivable at September 30, 2013, as compared to March 31, 2013, is primarily due to increased revenues during the three months ended September 30, 2013, as compared to the three months ended March 31, 2013. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 47% at September 30, 2013 and 57% at March 31, 2013. Accounts receivable at March 31, 2013 were higher than normal, due primarily to a delay in collecting a large receivable that was obtained in the Acquisition and collected subsequent to March 31, 2013. Excluding accounts receivable that were obtained in the Acquisition, accounts receivable as a percentage of fourth quarter sales are 51%, which is consistent with the period ended September 30, 2013. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at September 30, 2013. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at September 30, 2013.

Our inventory balance at September 30, 2013 increased approximately 4% from the inventory balance at March 31, 2013. This increase is due primarily to inventory related to the start-up of our frac sand business during the first quarter of this fiscal year. Excluding the inventory from frac sand, our inventory balance would have declined by approximately 7% at September 30, 2013, as compared to March 31, 2013. The decline in inventory from our historical businesses is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The final amount related to the Notice, including interest, was approximately $97.9 million, of which $75.0 million had previously been deposited with the IRS. We deposited the remaining amounts with the IRS in July 2010 and asked the IRS to apply all $97.9 million of deposits to the payment of the tax, penalties and interest. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest. The IRS has denied our refund request and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds.

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $2.3 million has accrued on these amounts as of September 30, 2013. These amounts have been fully accrued in our financial statements at September 30, 2013. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at September 30, 2013 and March 31, 2013. We intend to vigorously contest the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. See Note (O) of the Notes to Unaudited Consolidated Financial Statements.

Net cash used in investing activities during the six month period ended September 30, 2013 was approximately $31.6 million, as compared to net cash used in investing activities of $8.6 million during the similar period in 2012, an increase of approximately $23.0 million. The increase in capital expenditure is primarily related to our frac sand business, which began operations during fiscal 2014. We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2014, which is consistent with historic levels after taking into consideration the Acquisition.

Net cash used in financing activities decreased to approximately $40.9 million during the six month period ended September 30, 2013, as compared to net cash used of approximately $56.5 million during the similar period in 2012. This $15.6 million decrease in net cash used in financing activities is primarily due to the decrease in net repayments of debt to $34.0 million during the six month period ended September 30, 2013 from net repayments of $50.0 million during the six month period ended September 30, 2012. The decrease in debt repayments is due primarily to the increased capital expenditures during the six months ended September 30, 2013. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 37.3% and 36.8%, respectively, at September 30, 2013, as compared to 41.3% and 41.1%, respectively, at March 31, 2013.

Debt Financing Activities.

Credit Facility -

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $263.0 million of borrowings outstanding under the Credit Facility at September 30, 2013. Based on our Leverage Ratio, we had $129.6 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at September 30, 2013.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at September 30, 2013 and throughout the fiscal year.

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

On August 31, 2011, we entered into an Uncommitted Master Shelf Agreement (the “Shelf Agreement”) with John Hancock Life Insurance Company (U.S.A.) (“Hancock”). The Shelf Agreement provided the terms under which the Company could offer up to $75 million of its senior unsecured notes for purchase by Hancock or Hancock’s affiliates that become bound by the Shelf Agreement (collectively, “Purchasers”). The Shelf Agreement did not obligate the Company to sell, or the Purchasers to buy, any such notes, and had a term of two years. We did not sell any notes pursuant to the Shelf Agreement prior to its expiration on August 31, 2013.

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

We do not have any off balance sheet debt, except for approximately $15.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50 million Letter of Credit Facility. At September 30, 2013, we had $7.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $16.1 million in performance bonds relating primarily to our mining operations.

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

Share Repurchases.

We did not repurchase any of our shares on the open market during the six month period ended September 30, 2013. As of September 30, 2013, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the six month period ended September 30, 2013, 6,141 shares of stock were withheld from employees upon the vesting of Restricted Shares or Restricted Shares Units that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $9.9 million and $9.1 million for the six month periods ended September 30, 2013 and 2012, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2013	2012
	(dollars in thousands)
Land and Quarries	$6,014	$637
Plants	20,572	5,446
Buildings, Machinery and Equipment	4,997	2,545

Total Capital Expenditures	$31,583	$8,628

Historically, sustaining capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2014. Total capital expenditures for fiscal 2014, including sustaining capital expenditures, are expected to be approximately $50.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at September 30, 2013, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $263.0 million of borrowings at September 30, 2013 would increase our interest expense by approximately $2.6 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid and paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In September 2013, the judge heard arguments on each party’s motion for summary judgment and took each motion under advisement. The judge also suspended the December trial date. See Note (O) of the Notes to the Consolidated Financial Statements for more information.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals improved in calendar 2012 and into calendar 2013; however, the rate and sustainability of such improvement remains uncertain. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Despite the enactment of a new federal highway bill in July 2012, infrastructure spending has been adversely affected by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

Our business is seasonal in nature, and this causes our quarterly results to vary significantly.

A majority of our business is seasonal with peak revenues and profits occurring primarily in the months of April through November when the weather in our markets is more suitable for construction activity. Quarterly results have varied significantly in the past and are likely to vary significantly in the future. Such variations could have a negative impact on the price of our common stock.

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

On March 21, 2011 EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the Clean Air Act, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” EPA simultaneously stayed the CISWI Rule for further reconsideration. On February 12, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised on February 12, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC MACT for particulate matter and dioxin/furans. The CISWI Rule as currently promulgated may materially increase capital costs and cost for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is approximately early 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule may materially increase capital costs and costs of production for the Company and the industry as a whole.

In 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. In its proposed regulations, the EPA is considering two alternatives. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates hazardous wastes. Under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. EPA has recently stated that Subtitle D regulation could be sufficient to protect human health and the environment. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted, if any. In April 2012 a number of environmental and community groups filed suit seeking to force the EPA to complete this rulemaking. That case is pending in the United States District Court for the District of Columbia. It is anticipated that a final rule will be issued by the end of 2014. It is possible that such rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

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

The products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure required under this Item is included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Quarterly Report on Form 10-Q under the heading “Share Repurchases” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

10.1*	Eagle Materials Inc. Director Compensation Summary.(1)

10.2*	Form of Management Non-Qualified Stock Option Agreement.(1)

10.3*	Form of Management Restricted Stock Agreement.(1)

10.4*	Form of Director Non-Qualified Stock Option Agreement.(1)

10.5*	Form of Director Restricted Stock Agreement.(1)

10.6	Eagle Materials Inc. Amended and Restated Incentive Plan (filed as Exhibit A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission on June 21, 2013 and incorporated herein by reference).(1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

November 7, 2013	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

November 7, 2013	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

November 7, 2013	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)