Form 10-Q
period 2013-12-31
EAGLE MATERIALS INC
filed 2014-02-07
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 4, 2014, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	49,973,319

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2013

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues	$228,812	$164,743	$708,502	$483,444
Cost of Goods Sold	178,964	133,482	552,571	396,797

Gross Profit	49,848	31,261	155,931	86,647

Equity in Earnings of Unconsolidated Joint Venture	9,856	8,852	27,481	24,070
Corporate General and Administrative	(6,796)	(6,268)	(18,450)	(16,942)
Acquisition and Litigation Expense	—	(2,485)	—	(8,859)
Other Income (Expense)	400	(223)	1,300	(427)
Interest Expense, Net	(4,475)	(3,836)	(14,225)	(11,149)

Earnings Before Income Taxes	48,833	27,301	152,037	73,340

Income Tax Expense	(17,212)	(9,321)	(50,412)	(23,429)

Net Earnings	$31,621	$17,980	$101,625	$49,911

EARNINGS PER SHARE:
Basic	$0.64	$0.37	$2.07	$1.09

Diluted	$0.63	$0.37	$2.03	$1.07

AVERAGE SHARES OUTSTANDING:
Basic	49,294,010	48,331,185	49,091,476	45,920,452

Diluted	50,162,962	49,249,547	49,948,178	46,574,724

CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Net Earnings	$31,621	$17,980	$101,625	$49,911

Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	238	178	714	534
Tax Expense	(83)	(62)	(249)	(186)

Comprehensive Earnings	$31,776	$18,096	$102,090	$50,259

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$7,424	$3,897
Accounts and Notes Receivable	96,357	87,543
Inventories	173,871	156,380
Income Tax Receivable	—	2,443
Prepaid and Other Assets	5,074	11,008

Total Current Assets	282,726	261,271

Property, Plant and Equipment -	1,647,138	1,599,992
Less: Accumulated Depreciation	(662,734)	(614,268)

Property, Plant and Equipment, net	984,404	985,724
Notes Receivable	3,208	3,893
Investment in Joint Venture	41,178	42,946
Goodwill and Intangible Assets	161,117	162,400
Other Assets	14,631	19,999

	$1,487,264	$1,476,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$47,586	$58,880
Accrued Liabilities	39,622	41,349
Income Taxes Payable	6,835	—
Current Portion of Long-term Debt	9,500	—

Total Current Liabilities	103,543	100,229
Long-term Debt	382,759	489,259
Other Long-term Liabilities	52,317	51,547
Deferred Income Taxes	143,217	139,028

Total Liabilities	681,836	780,063

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 49,964,881 and 49,503,496 Shares, respectively	500	495
Capital in Excess of Par Value	246,161	224,053
Accumulated Other Comprehensive Losses	(6,577)	(7,042)
Retained Earnings	565,344	478,664

Total Stockholders’ Equity	805,428	696,170

	$1,487,264	$1,476,233

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$101,625	$49,911
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	52,315	39,780
Deferred Income Tax Provision	3,939	406
Stock Compensation Expense	7,487	6,695
Excess Tax Benefits from Share Based Payments	(4,619)	(3,461)
Equity in Earnings of Unconsolidated Joint Venture	(27,481)	(24,070)
Distributions from Joint Venture	29,250	21,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(6,461)	(4,954)
Inventories	(19,489)	7,721
Accounts Payable and Accrued Liabilities	(8,101)	12,526
Other Assets	1,650	(9,163)
Income Taxes Payable	13,897	10,312

Net Cash Provided by Operating Activities	144,012	106,953

CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(43,208)	(28,832)
Acquisition	—	(448,420)

Net Cash Used in Investing Activities	(43,208)	(477,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(97,000)	221,000
Repayment of Senior Notes	—	(4,677)
Dividends Paid to Stockholders	(14,903)	(13,601)
Net Proceeds from Offering of Common Stock	—	154,832
Proceeds from Stock Option Exercises	10,496	14,722
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(489)	(921)
Payment of Debt Acquisition Costs	—	(1,751)
Excess Tax Benefits from Share Based Payments	4,619	3,461

Net Cash Provided by (Used in) Financing Activities	(97,277)	373,065

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,527	2,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,897	6,481

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,424	$9,247

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2013

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2013 include the accounts of Eagle Materials Inc. and its majority owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the unaudited consolidated financial statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We engaged a third-party to perform a valuation to support our estimate of the fair value of certain assets acquired in the Acquisition. The estimated working capital amounts paid at the closing were adjusted by approximately $2.7 million to reflect actual working capital acquired.

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

Actual and pro forma impact of the Acquisition: The following table presents the net sales and operating income of the Acquired Assets that have been included in our consolidated statement of earnings from April 1, 2013 through December 31, 2013 and November 30 through December 31, 2012:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Net Sales	$40,002	$7,905	$133,885	$7,905
Operating Income	$7,082	$665	$25,795	$665

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

	Three Month Period Ended December 31, 2012	Nine Month Period Ended December 31, 2012
	(dollars in thousands)
Revenues	$202,737	$633,861
Net Income	$24,818	$70,937
Earnings per share - basic	$0.51	$1.47
Earnings per share - diluted	$0.50	$1.46
Weighted Average Shares Outstanding:
Basic	48,331,185	48,158,499
Diluted	49,250,467	48,669,224

The pro forma results do not include any anticipated synergies or other expected benefits of the Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition been consummated as of April 1, 2012.

(C) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2013 (dollars in thousands)
Common Stock –
Balance at Beginning of Period	$495
Stock Option Exercises	5

Balance at End of Period	$500

Capital in Excess of Par Value –
Balance at Beginning of Period	224,053
Stock Compensation Expense	7,486
Shares Redeemed to Settle Employee Taxes	(489)
Stock Option Exercises	15,111

Balance at End of Period	246,161

Retained Earnings –
Balance at Beginning of Period	478,664
Dividends Declared to Stockholders	(14,945)
Net Earnings	101,625

Balance at End of Period	565,344

Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(7,042)
Change in Funded Status of Pension Plan, net of tax	465

Balance at End of Period	(6,577)

Total Stockholders’ Equity	$805,428

There were no open market share repurchases during the three and nine month periods ended December 31, 2013. As of December 31, 2013, we have authorization to purchase an additional 717,300 shares.

(D) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $16.1 million and $13.4 million for the nine months ended December 31, 2013 and 2012, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2013 and 2012, were $32.6 million and $11.3 million, respectively.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.6 million and $5.1 million at December 31, 2013 and March 31, 2013, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $9.5 million at December 31, 2013, of which approximately $6.3 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at the prime rate plus 1.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2014 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2013	March 31, 2013
	(dollars in thousands)
Raw Materials and Material-in-Progress	$75,971	$56,019
Finished Cement	16,933	18,077
Gypsum Wallboard	5,100	6,855
Aggregates	11,742	16,837
Paperboard	3,811	2,867
Repair Parts and Supplies	52,814	49,361
Fuel and Coal	7,500	6,364

	$173,871	$156,380

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2013	March 31, 2013
	(dollars in thousands)
Payroll and Incentive Compensation	$15,482	$11,827
Benefits	9,373	10,349
Interest	2,017	4,813
Property Taxes	2,800	3,235
Power and Fuel	2,505	3,146
Sales and Use Tax	771	591
Acquisition Related Expenses	—	2,023
Other	6,674	5,365

	$39,622	$41,349

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

Long-Term Compensation Plans -

Options. In August 2013, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 206,914 stock options pursuant to the Plan to certain officers and key employees that vest ratably over a three year period (the “Fiscal 2014 Employee Stock Option Grant”). The options have a term of ten years from the date of grant. In August 2013, we granted 30,075 options to members of the Board of Directors (the “Fiscal 2014 Board of Directors Grant”). Options granted under the Fiscal 2014 Board of Directors Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2014 Employee Stock Option Grant and Fiscal 2014 Board of Directors Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2014 are as follows:

Fiscal 2014
Dividend Yield	2.0%
Expected Volatility	44.6%
Risk Free Interest Rate	2.0%
Expected Life	7.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.3 million and $4.0 million for the three and nine months ended December 31, 2013, respectively, and $1.2 million and $3.0 million of the three and nine months ended December 31, 2012, respectively. At December 31, 2013, there was approximately $9.4 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the nine month period ended December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	3,022,592	$37.83
Granted	251,989	$67.62
Exercised	(360,727)	$29.17
Cancelled	(5,000)	$53.22

Outstanding Options at End of Period	2,908,854	$41.46

Options Exercisable at End of Period	942,570	$31.51

Weighted-Average Fair Value of Options Granted during the Period	$26.20

The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 - $ 30.74	740,129	5.39	$26.63	620,700	$26.44
$33.08 - $ 40.78	609,272	7.17	$34.59	257,546	$35.45
$47.53 - $ 74.10	1,559,453	2.08	$51.19	64,324	$64,61

	2,908,854	3.99	$41.46	942,570	$31.51

At December 31, 2013, the aggregate intrinsic value for outstanding and exercisable options was approximately $104.6 million and $43.3 million, respectively. The total intrinsic value of options exercised during the nine month period ended December 31, 2013 was approximately $15.9 million.

Restricted Stock Units. There was no expense related to RSUs for the three and nine month periods ended December 31, 2013, respectively and $0.4 million and $1.2 million of expense for the three and nine months ended December 31, 2012, respectively.

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

Expense related to restricted shares was approximately $1.3 million and $3.4 million for the three and nine months ended December 31, 2013, respectively and $0.9 million and $2.5 million for the three and nine months ended December 31, 2012, respectively. At December 31, 2013, there was approximately $16.3 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 3,959,125 at December 31, 2013.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Weighted-Average Shares of Common Stock Outstanding	49,294,010	48,331,185	49,091,476	45,920,452
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,559,885	3,338,382	1,648,483	2,065,387
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(1,011,617)	(2,754,678)	(1,095,651)	(1,693,393)
Restricted Shares	320,684	334,658	303,870	282,278

Weighted-Average Common and Common Equivalent Shares Outstanding	50,162,962	49,249,547	49,948,178	46,574,724

Shares Excluded Due to Anti-dilution Effects	216,914	53,361	124,970	1,435,756

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$360	$261	$753	$525
Interest Cost of Benefit Obligations	306	343	917	879
Expected Return on Plan Assets	(410)	(342)	(1,096)	(1,028)
Recognized Net Actuarial Loss	215	313	707	667
Amortization of Prior-Service Cost	1	(4)	9	24

Net Periodic Pension Cost	$472	$571	$1,290	$1,067

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three and nine months ended December 31, 2013 was approximately 35% and 33%, respectively, which increased from 34% and 32% for the three and nine months ended December 31, 2012, respectively, due to the reduction in the impact of our depletion deduction as a result of increased earnings in fiscal year 2014.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2013	March 31, 2013
	(dollars in thousands)
Credit Facility	$200,000	$297,000
Senior Notes	192,259	192,259

Total Debt	392,259	489,259
Current Portion of Long-term Debt	(9,500)	—

Long-term Debt	$382,759	$489,259

Credit Facility -

On December 16, 2010, we entered into a $300.0 million revolving credit facility (the “Credit Facility”), which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $200.0 million of borrowings outstanding under the Credit Facility at December 31, 2013. Based on our Leverage Ratio, we had $192.6 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at December 31, 2013.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2013, we had $7.4 million of letters of credit outstanding.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at December 31, 2013 and throughout the fiscal year.

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

As further discussed below, subsequent to the Acquisition, we operate six cement plants, seventeen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations and four aggregates processing plant locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the Rocky Mountains, northern Nevada, the Kansas, Oklahoma and Western Missouri area, and northern California. Due to the low value to weight ratio of cement, cement is usually shipped within a 150 mile radius of the plants by truck and up to 400 miles by rail. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, northern California and Kansas City, Missouri area.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$105,578	$74,935	$356,482	$229,492
Gypsum Wallboard	104,158	80,737	299,099	228,284
Paperboard	33,696	31,331	100,501	93,390
Concrete and Aggregates	28,336	14,201	83,639	41,335

Sub-total	271,768	201,204	839,721	592,501
Less: Intersegment Revenues	(16,766)	(12,461)	(49,247)	(37,434)

Net Revenues, including Joint Venture	255,002	188,743	790,474	555,067
Less: Joint Venture	(26,190)	(24,000)	(81,972)	(71,623)

Net Revenues	$228,812	$164,743	$708,502	$483,444

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$2,556	$535	$7,503	$1,614
Paperboard	13,993	11,780	40,855	35,217
Concrete and Aggregates	217	146	889	603

	$16,766	$12,461	$49,247	$37,434

Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	876	592	3,037	1,852
Joint Venture	239	226	753	678

	1,115	818	3,790	2,530

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$26,011	$16,615	$77,451	$43,923
Gypsum Wallboard	30,730	16,870	90,234	47,356
Paperboard	6,661	7,963	19,277	20,934
Concrete and Aggregates	(3,698)	(1,335)	(3,550)	(1,496)
Other, net	400	(223)	1,300	(427)

Sub-total	60,104	39,890	184,712	110,290
Corporate General and Administrative	(6,796)	(6,268)	(18,450)	(16,942)
Acquisition and Litigation Expense	—	(2,485)	—	(8,859)

Earnings Before Interest and Income Taxes	53,308	31,137	166,262	84,489
Interest Expense, net	(4,475)	(3,836)	(14,225)	(11,149)

Earnings Before Income Taxes	$48,833	$27,301	$152,037	$73,340

Cement Operating Earnings -
Wholly –owned Operations	$16,155	$7,763	$49,970	$19,853
Joint Venture	9,856	8,852	27,481	24,070

	$26,011	$16,615	$77,451	$43,923

Capital Expenditures -
Cement	$2,657	$3,851	$8,493	$8,798
Gypsum Wallboard	1,284	744	2,983	2,208
Paperboard	902	47	2,803	413
Aggregates	6,600	15,560	27,616	17,380
Concrete	68	—	1,199	24
Other	114	2	114	9

	$11,625	$20,204	$43,208	$28,832

Depreciation, Depletion and Amortization -
Cement	$8,036	$5,258	$23,684	$12,991
Gypsum Wallboard	5,239	5,252	15,783	15,798
Paperboard	2,205	2,207	6,558	6,626
Aggregates	1,315	866	3,805	2,650
Concrete	460	401	1,356	937
Other, net	436	352	1,129	778

	$17,691	$14,336	$52,315	$39,780

	As of
	December 31, 2013	March 31, 2013
	(dollars in thousands)
Identifiable Assets -
Cement	$744,363	$756,158
Gypsum Wallboard	412,422	425,866
Paperboard	126,392	129,226
Aggregates	151,167	108,796
Concrete	27,892	27,187
Corporate and Other	25,028	29,000

	$1,487,264	$1,476,233

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

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At December 31, 2013, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant was $3.0 million, and the carrying value of the equipment was $1.9 million at December 31, 2013, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future as demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenues	$52,380	$48,000	$163,944	$143,246
Gross Margin	$20,513	$19,165	$57,848	$51,653
Earnings Before Income Taxes	$19,712	$17,704	$54,962	$48,140

	As of
	December 31, 2013	March 31, 2013
	(dollars in thousands)
Current Assets	$57,032	$53,059
Non-Current Assets	$42,777	$44,120
Current Liabilities	$19,617	$12,913

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(1)	$(48)	$(3)	$(52)
Interest Expense	4,102	3,556	13,071	10,449
Interest Expense – Income Taxes	155	100	481	288
Other Expenses	219	228	676	464

Interest Expense, net	$4,475	$3,836	$14,225	$11,149

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

Interest expense – Income Taxes relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2013, we had contingent liabilities under these outstanding letters of credit of approximately $7.4 million.

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

We are currently contingently liable for performance under $15.3 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The Notice was in substantial agreement with our financial accruals, including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest. The IRS has denied our refund request and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds. In September 2013 the judge heard arguments on each party’s motion for summary judgment and in November 2013 the judge denied each such motion. Additionally, the judge suspended the December 2013 trial date without setting a new date.

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS has issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties relating to the acquisition of the Republic Assets. In addition, we estimate that interest of approximately $2.4 million has accrued on these amounts as of December 31, 2013. These amounts have been fully accrued in our financial statements at December 31, 2013. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at December 31, 2013. On October 31, 2012, we appealed the findings of the examiner to the IRS Appeals Office, contesting the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case in Federal District Court.

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

While American Gypsum’s production of written discovery is substantially complete, discovery is ongoing. Due to the fact that these claims remain in a preliminary phase, we are unable to assess the likelihood or amount of potential loss relating to the claims, or whether such losses, if any, would have a material impact on our financial position, results of operations or cash flows. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2013 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$59,698
Series 2005A Tranche C	60,847
Series 2007A Tranche A	9,742
Series 2007A Tranche B	8,648
Series 2007A Tranche C	26,208
Series 2007A Tranche D	39,931

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2013 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at December 31, 2013.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine months ended December 31, 2013 and 2012, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand, gravel and frac sand). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways and in oil and natural gas extraction. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

We began operations at our new frac sand plant in Corpus Christi, Texas during the first quarter of fiscal 2014. We continue to pursue other locations that are geographically supportive of the frac sand business, and anticipate capital expenditures related to frac sand to be in the range of $20.0 million to $30.0 million during fiscal 2014. The results of operations of the frac sand business are reported in the concrete and aggregates segment.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2013	2012	Change	2013	2012	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$228,812	$164,743	39%	$708,502	$483,444	47%
Cost of Goods Sold	(178,964)	(133,482)	34%	(552,571)	(396,797)	39%

Gross Profit	49,848	31,261	59%	155,931	86,647	80%
Equity in Earnings of Unconsolidated Joint Venture	9,856	8,852	11%	27,481	24,070	14%
Corporate General and Administrative	(6,796)	(6,268)	8%	(18,450)	(16,942)	9%
Acquisition and Litigation Expense	—	(2,485)	(100%)	—	(8,859)	(100%)
Other Income (Expense)	400	(223)	279%	1,300	(427)	404%
Interest Expense, net	(4,475)	(3,836)	17%	(14,225)	(11,149)	28%

Earnings Before Income Taxes	48,833	27,301	79%	152,037	73,340	107%
Income Tax Expense	(17,212)	(9,321)	85%	(50,412)	(23,429)	115%

Net Earnings	$31,621	$17,980	76%	$101,625	$49,911	104%

Diluted Earnings per Share	$0.63	$0.37	70%	$2.03	$1.07	90%

Revenues. Revenues increased $64.1 million to $228.8 million for the three months ended December 31, 2013, as compared to $164.7 million for the three months ended December 31, 2012. Revenues from the Acquired Assets positively impacted revenues by approximately $32.1 million. The remaining increase in revenues from our historical businesses was due primarily to increased average sales prices in our gypsum wallboard and cement segments and increased sales volumes in all our segments. The impact of the increased net sales prices and sales volumes on revenues of our historical businesses for the quarter ended December 31, 2013, as compared to December 31, 2012, was approximately $22.8 million and $9.2 million, respectively.

Revenues increased $225.1 million to $708.5 million for the nine months ended December 31, 2013, as compared to $483.4 million for the nine months ended December 31, 2012. Revenues from the Acquired Assets positively impacted revenues by approximately $126.0 million. The remaining increase in revenues from our historical businesses was due primarily to increased average sales prices in our gypsum wallboard and cement segments and increased sales volumes in all our segments. The impact of the increased net sales prices and sales volumes on our historical revenues for the nine months ended December 31, 2013, as compared to December 31, 2012, was approximately $60.0 million and $39.1 million, respectively.

Cost of Goods Sold. Cost of goods sold was $179.0 million and $133.5 million during the three months ended December 31, 2013 and 2012, respectively. The $45.5 million increase in cost of goods sold was related to increased volumes and increased costs, which increased cost of goods sold by approximately $35.0 million and $10.5 million, respectively. Approximately $30.9 million of the increase in cost of goods sold related to sales volumes was attributable to the Acquired Assets, with the remaining increase due primarily to the $8.0 million increase in our gypsum wallboard business. The increase in operating costs in the third quarter of fiscal 2013, as compared to fiscal 2012, was primarily related to our paperboard and concrete and aggregates businesses and was approximately $3.3 million and $5.9 million, respectively, partially offset by a decrease of approximately $2.1 million in our cement business.

Cost of goods sold was $552.6 million and $396.8 million during the nine months ended December 31, 2013 and 2012, respectively. The $155.8 million increase in cost of goods sold was related to increased volumes and increased costs, which increased cost of goods sold by approximately $134.6 million and $20.6 million, respectively. Approximately $105.9 million of the increase in cost of goods sold related to sales volumes was attributable to the Acquired Assets, with the remaining increase due primarily to the $23.8 million and $9.0 million increase in our gypsum wallboard and cement businesses, respectively. The increase in operating costs for the nine months ended December 31, 2013, as compared to the similar period in 2012, was primarily related to our gypsum wallboard, paperboard and aggregates businesses and was approximately $4.1 million, $4.7 million and $14.7 million, respectively, partially offset by a decrease of approximately $5.0 million in our cement business.

Gross Profit. Gross profit was $49.8 million and $31.3 million during the three months ended December 31, 2013 and 2012, respectively. The 59% increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold, as noted above. The increase in our gross margin to 22% from 19% is due primarily to increased gross margins in our gypsum wallboard and cement businesses, partially offset by reduced margins in our recycled paperboard and concrete and aggregates businesses.

Gross profit was $155.9 million and $86.6 million during the nine months ended December 31, 2013 and 2012, respectively. The 80% increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold, as noted above. The increase in our gross margin to 22% from 18% is due primarily to increased gross margins in our gypsum wallboard and cement businesses.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $1.0 million, or 11%, for the three months ended December 31, 2013, as compared to the similar period in 2012. The increase is primarily due to increases in both the average net sales price and sales volume of cement. The impact of the increases in average net sales price and sales volumes on equity in earnings of our unconsolidated joint venture during the three months ended December 31, 2013 was approximately $0.8 million and $1.4 million, respectively, partially offset by increased cost of goods sold of approximately $1.2 million. The increase in cost of sales was primarily due to the increase in sales volumes, which increased cost of sales by approximately $0.8 million, and increased operating costs, primarily purchased cement, which increased operating cost by approximately $0.2 million.

Equity in earnings of our unconsolidated joint venture increased $3.4 million, or 14%, for the nine months ended December 31, 2013, as compared to the similar period in 2012. The increase is primarily due to increases in the average net sales price and sales volume. The impact of the increases in average net sales price and sales volumes on equity in earnings of unconsolidated joint venture during the nine months ended December 31, 2012 was approximately $2.4 million and $7.9 million, respectively, partially offset by increased cost of sales of approximately $6.9 million. The increase in cost of goods sold was primarily due to the increase in sales volumes, which increased cost of sales by approximately $5.3 million and increased operating costs of approximately $0.4 million in maintenance and approximately $0.8 million in purchased cement.

Corporate General and Administrative. Corporate general and administrative expenses increased 8% and 9% for the three and nine months ended December 31, 2013, respectively, compared to the similar periods in 2012. The approximately $0.5 million and $1.5 million increase in corporate general and administrative expenses for the three and nine months ended December 31, 2013, respectively, as compared to 2012, is due primarily to increased professional expenses. Professional expenses increased approximately $0.6 million and $1.8 million during the three and nine months ended December 31, 2013, respectively, as compared to similar periods in 2012, primarily due to corporate development expenses. The increase in professional expense during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, was partially offset by reduced group insurance costs of approximately $0.6 million. See Footnote (O) to the Unaudited Consolidated Financial Statements for more information regarding the lawsuit against the IRS.

Acquisition and Litigation Expense. Acquisition and litigation expense incurred in the prior fiscal year consists of expenses related to the acquisition of the Acquired Assets, the write-off of the greenfield cement opportunity that will no longer be pursued due to the acquisition of the Acquired Assets and legal fees related to our lawsuit against the IRS. Acquisition related expenses and legal fees related to our lawsuit against the IRS were approximately $1.7 million and $0.8 million, respectively, during the three months ended December 31, 2012. Acquisition related expenses and the write-off of a greenfield opportunity were approximately $5.2 million and $1.0 million, respectively, while legal fees related to our lawsuit against the IRS were approximately $2.7 million during the nine month period ended December 31, 2012. See Footnote (O) to the Unaudited Consolidated Financial Statements for more information regarding the lawsuit against the IRS.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $0.7 million and $3.1 million during the three and nine months ended December 31, 2013, respectively, as compared to the three and nine months ended December 31, 2012. The 17% and 28% increase in interest expense, net for the three and nine months ended December 31, 2013, respectively, as compared to the similar three and nine months in the prior fiscal year, is due primarily to the increase in interest expense from our Credit Facility, which increased approximately $0.5 million and $2.6 million in the three and nine months ended December 31, 2013, respectively, as compared to the three and nine months ended December 31, 2012, due to the increase in borrowings for the Acquisition. The amortization of debt costs was relatively flat for the three month period ended December 31, 2013, as compared to December 31, 2012; however, this amount increased approximately $0.2 million for the nine months ended December 31, 2013, as compared to the similar periods in the prior year due to costs associated with the amendment of the Credit Facility and Senior Notes in connection with the Acquisition.

Earnings Before Income Taxes. Earnings before income taxes were $48.8 million and $27.3 million during the three months ended December 31, 2013 and 2012, respectively. The $21.5 million increase was primarily due to a $18.5 million increase in gross profit, a $1.0 million increase in equity in earnings of our unconsolidated joint venture, an increase of $0.6 million in other income and a decrease of $2.5 million in acquisition and litigation expense, partially offset by increases of $0.5 million and $0.6 million in corporate general and administrative expenses and interest expense, respectively.

Earnings before income taxes were $152.0 million and $73.3 million during the nine months ended December 31, 2013 and 2012, respectively. The $78.7 million increase was primarily due to a $69.3 million increase in gross profit, a $3.4 million increase in equity in earnings of our unconsolidated joint venture, an increase of $1.8 million in other income and a decrease of $8.9 million in acquisition and litigation expense, partially offset by increases of $1.5 million and $3.1 million in corporate general and administrative expenses and interest expense, respectively.

Income Taxes. Income tax expense was $50.4 million and $23.4 million for the nine months ended December 31, 2013 and 2012, respectively. The estimated effective tax rate for fiscal 2014 increased to 33% from 32% in fiscal 2013. The increase in the effective tax rate is primarily attributable to an increase in earnings, taxable at statutory rates, partially offset by depletion and other allowable deductions in fiscal 2014, as compared to fiscal 2013.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended December 31, 2013 of $31.6 million increased 76% from last year’s net earnings of $18.0 million; while net earnings of $101.6 million for the nine months ended December 31, 2013 increased 104% from last year’s net earnings of $49.9 million. Diluted earnings per share for the three and nine month periods ended December 31, 2013 were $0.63 and $2.03, respectively, compared to $0.37 and $1.07 for the three and nine months ended December 31, 2012, respectively.

The following table highlights certain operating information related to our four business segments:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2013	2012	Percentage	2013	2012	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$105,578	$74,935	41%	$356,482	$229,492	55%
Gypsum Wallboard	104,158	80,737	29%	299,099	228,284	31%
Recycled Paperboard	33,696	31,331	8%	100,501	93,390	8%
Concrete and Aggregates	28,336	14,201	100%	83,639	41,335	102%

Gross Revenues	$271,768	$201,204	35%	$839,721	$592,501	42%

Sales Volume
Cement (M Tons) (2)	1,115	818	36%	3,790	2,530	50%
Gypsum Wallboard (MMSF)	584	519	13%	1,670	1,476	13%
Recycled Paperboard (M Tons)	66	65	2%	197	187	5%
Concrete (M Yards)	231	143	62%	723	421	72%
Aggregates (M Tons)	748	639	17%	2,663	2,101	27%

Average Net Sales Prices (3)
Cement (2)	$87.01	$82.68	5%	$86.10	$82.17	5%
Gypsum Wallboard	143.40	120.55	19%	144.54	119.60	21%
Recycled Paperboard	504.08	480.51	5%	504.64	498.16	1%
Concrete	84.88	71.55	19%	82.02	67.94	21%
Aggregates	11.44	6.13	87%	8.86	6.04	47%

Operating Earnings
Cement (2)	$26,011	$16,615	57%	$77,451	$43,923	76%
Gypsum Wallboard	30,730	16,870	82%	90,234	47,356	91%
Recycled Paperboard	6,661	7,963	(16%)	19,277	20,934	(8%)
Concrete and Aggregates	(3,698)	(1,335)	177%	(3,550)	(1,496)	137%
Other, net	400	(223)	279%	1,300	(427)	404%

Net Operating Earnings	$60,104	$39,890	51%	$184,712	$110,290	67%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $105.6 million for the three months ended December 31, 2013, which is a 41% increase over revenues of $74.9 million for the three months ended December 31, 2012. The increase in revenues during three months ended December 31, 2013, as compared to the similar quarter in 2012, is primarily due to a 36% increase in sales volumes, as well as a 5% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $27.6 million and $3.1 million, respectively, in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013. The increase in sales volume was primarily due to the Acquisition, which positively increased revenue by $22.9 million, as well as increased construction activity in Texas and our Mountain region.

Operating earnings for the cement business increased to $26.0 million from $16.6 million for the third quarter of fiscal 2014 and 2013, respectively. The $9.4 million increase in operating earnings is due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $3.1 million, as well as an increase in sales volumes, which positively impacted operating earnings by approximately $4.2 million. Also contributing to the increase was a decline in operating costs of approximately $2.1 million during the three months ended December 31, 2013, as compared to December 31, 2012. The decline in operating costs related primarily to the decline in fuel and power costs of approximately $1.2 million and $0.9 million, respectively, partially offset by increased purchased cement costs of approximately $0.4 million.

Cement revenues were $356.5 million for the nine months ended December 31, 2013, which is a 55% increase over revenues of $229.5 million for the nine months ended December 31, 2012. The increase in revenues during the nine months ended December 31, 2013, as compared to the similar period in 2012, is primarily due to a 50% increase in sales volumes, as well as a 5% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $113.8 million and $13.2 million, respectively, in the nine months ended December 31, 2013, as compared to the similar period in 2012. The increase in sales volume was due to the Acquisition of two cement plants on November 30, 2012 that positively increased revenue by $94.9 million, as well as increased construction activity in our historical markets.

Operating earnings for the cement business increased to $77.5 million from $43.9 million for the nine months ended December 31, 2013 and 2012, respectively. The increase in operating earnings of approximately $33.6 million is due primarily to increased average net sales price, and increased sales volumes, which positively impacted operating earnings by approximately $13.2 million and $15.4 million, respectively. Also contributing to the increase was a decline in operating costs of approximately $5.0 million during the nine months ended December 31, 2013, as compared to December 31, 2012. The decline in operating costs related primarily the decline in fuel and power costs of approximately $6.8 million and $0.9 million, respectively, partially offset by increased purchased cement and other raw materials costs of approximately $2.4 million.

Gypsum Wallboard Operations. Sales revenues increased 29% to $104.2 million in the third quarter of fiscal 2014, from $80.7 million in the third quarter of fiscal 2013, primarily due to a 19% increase in the average net sales price and a 13% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $13.3 million and $10.2 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2013. The increased sales volumes are primarily due to increased construction activity in fiscal 2014, as compared to fiscal 2013. Our market share was essentially unchanged during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.

Operating earnings increased to $30.7 million in the third quarter of fiscal 2014, from $16.9 million in the third quarter of fiscal 2013, primarily due to increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $13.3 million and $2.1 million, respectively, partially offset by increased operating costs of approximately $1.6 million. The increase in operating costs was primarily related to increased paper, natural gas and maintenance costs of approximately $0.4 million, $0.5 million and $1.3 million, respectively, partially offset by lower other raw material costs of approximately $0.7 million. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating results.

Sales revenues increased 31% to $299.1 million for the nine months ended December 31, 2013, from $228.3 million for the nine months ended December 31, 2012, primarily due to a 21% increase in the average net sales price and a 13% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $40.8 million and $30.0 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2013. The increased sales volumes are primarily due to increased construction activity in fiscal 2014, as compared to fiscal 2013. Our market share was essentially unchanged during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012.

Operating earnings increased to $90.2 million for the nine months ended December 31, 2013, from $47.4 million in the nine months ended December 31, 2012, primarily due to increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $40.8 million and $6.1 million, partially offset by increased operating costs of approximately $4.1 million. The increase in operating costs is primarily related to the approximately $2.8 million and $1.7 million increase in natural gas and maintenance costs, respectively. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating results.

Recycled Paperboard Operations. Revenues were $33.7 million for the three months ended December 31, 2013, as compared to $31.3 million for the three months ended December 31, 2012. The 8% increase in revenues during the three months ended December 31, 2013, as compared to 2012, was due to the 5% increase in average net sale price and 2% increase in sales volumes. The increase in average net sales price and sales volumes during the three months ended December 31, 2013, as compared to the similar period in 2012, positively impacted revenues by approximately $1.7 million and $0.7 million, respectively. The increase in average net sales price is due to the pricing provisions in our long-term sales agreement, as well as an increase in higher priced gypsum paper sales volume to 81% of sales volume during the three months ended December 31, 2013, as compared to 69% of sales volume for the three months ended December 31, 2012.

Operating earnings decreased to $6.7 million for the third quarter of fiscal 2014, as compared to $8.0 million for the third quarter of fiscal 2013. The decrease in operating earnings is largely the result of increased operating costs, which adversely impacted operating earnings by $3.3 million, partially offset by increased average net sales price of $1.7 million. The increase in operating costs is primarily related to increases in recycled fiber, electricity and natural gas costs, which negatively impacted operating earnings by approximately $2.6 million, $0.4 million and $0.2 million, respectively. The increased operating costs were partially offset by decreased chemical costs of approximately $0.2 million, and increased sales of higher margin gypsum liner, which positively impacted operating margin by approximately $0.4 million during three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The increase in operating costs was the primary reason operating margin declined to 20% during the third quarter of fiscal 2014, as compared to 25% during the third quarter of fiscal 2013.

Revenues increased 8% to $100.5 million for the nine months ended December 31, 2013, from $93.4 million for the nine months ended December 31, 2012. The increase in revenue during the nine months ended December 31, 2013, as compared to the similar period in 2012, is due to a 5% increase in sales volumes, and a 1% increase in average net sales price. The increase in sales volume and average net sales price during the nine months ended December 31, 2013, as compared to the similar period in 2012, positively impacted revenues by approximately $5.7 million and $1.4 million, respectively. The increase in average net sales price is due to the pricing provisions in our long-term sales agreement, as well as an increase in higher priced gypsum paper sales volume to 77% of sales volume during the nine months ended December 31, 2013, as compared to 64% of sales volume for the nine months ended December 31, 2012.

Operating earnings decreased to $19.3 million for the nine months ended December 31, 2013, as compared to $20.9 million for the nine months ended December 31, 2012. The decrease in operating earnings is largely the result of increased operating costs, which adversely impacted operating earnings by $4.7 million, partially offset by increased average net sales price of $1.4 million. The increase in operating costs is primarily related to increased recycled fiber, electricity and natural gas costs, which negatively impacted operating earnings by approximately $4.2 million, $0.8 million and $1.0 million, respectively. The increased operating costs were partially offset by decreased chemical costs of approximately $0.8 million, and increased sales of higher margin gypsum liner, which positively impacted operating margin by approximately $1.4 million during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The increase in operating costs was the primary reason operating margin declined to 19% during the nine months ended December 31, 2013, as compared to 22% during the nine months ended December 31, 2012.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 100% to $28.3 million in the third quarter of fiscal 2014, as compared to $14.2 million in the third quarter of fiscal 2013. The primary reason for the increase in revenue for the three months ended December 31, 2013, as compared to the similar period in 2012, was the 62% and 17% increase in concrete and aggregates sales volumes, respectively, which positively impacted revenues by approximately $10.7 million, while a 19% and 87% increase in concrete and aggregates average net sales prices, respectively, increased revenue by approximately $3.5 million. The increase in sales volumes was due primarily to the Acquisition, which increased revenues by approximately $9.1 million during the three months ended December 31, 2013, as compared to the similar period in 2012. The remaining increase in sales volumes was due to the start-up of our frac sand business in April 2013, partially offset by a decline of approximately $0.3 million in our historical concrete and aggregates businesses.

The operating loss for the three months ended December 31, 2013 was $3.7 million, as compared to an operating loss of $1.3 million for the three months ended December 31, 2012. The increase in operating loss is due to increased costs during the third quarter of fiscal 2014, as compared to fiscal 2013, which increased our operating loss by approximately $5.9 million, partially offset by increased average selling prices of approximately $3.5 million. Increased operating costs during the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, were primarily related to maintenance and purchased materials, which increased operating costs by approximately $1.0 million and a $2.0 million, respectively. Our operating loss for the three months ended December 31, 2013 was also adversely impacted by start-up costs associated with our new frac sand business of approximately $2.1 million, as well as the settlement of a litigation matter in California for $0.5 million.

Concrete and aggregates revenues increased 102% to $83.6 million in for the nine months ended December 31, 2013, as compared to $41.3 million for the nine months ended December 31, 2012. The primary reason for the increase in revenue for the nine months ended December 31, 2013, as compared to the similar period in 2012, was the 21% and 47% increase in concrete and aggregates average net sales prices, respectively, which positively impacted revenues by approximately $12.6 million, while a 72% and 27% increase in concrete and aggregates sales volumes, respectively, increased revenue by approximately $29.7 million. The increase in sales volumes was due primarily to the Acquisition, which increased revenues by approximately $30.9 million during the nine months ended December 31, 2013, as compared to the similar period in 2012. The remaining increase in sales volumes was due to increased construction activity in the Austin, Texas market and the start-up of our frac sand business in April 2013.

Operating loss for the nine months ended December 31, 2013 was $3.6 million, as compared to an operating loss of $1.5 million for the nine months ended December 31, 2012. The increase in operating loss is due to increased costs during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, which increased the operating loss by approximately $14.7 million, partially offset by increased average selling prices of approximately $12.6 million. Increased operating costs during the nine months ended December 31, 2013, as compared to the similar period in 2012, were primarily related to maintenance, delivery and purchased materials, which increased by approximately $3.5 million, $1.7 million and $5.5 million, respectively. Operating loss for the nine months ended December 31, 2013 was also adversely impacted by start-up costs associated with our new frac sand business of approximately $3.6 million, as well as the settlement of a litigation matter in California for $0.5 million.

GENERAL OUTLOOK

Construction activity for calendar 2014 is expected to continue to improve over calendar 2013 levels. Demand for cement and wallboard in the U.S. is anticipated to continue to improve accordingly. The drivers of construction products demand continue to incrementally improve, reinforcing the notion that a cyclic recovery is underway. The pace of recovery continues to hinge upon the pace of growth in U.S. economic strength.

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

The Acquired Assets provide us with new opportunities in the Central Plains cement markets and link our cement sales network across the central U.S., both east to west and north to south. While we anticipate cement consumption to continue to increase in calendar 2014, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. Improvement is expected in each area, with the greatest increases expected to be in the residential end-use markets.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in our northern California market; however, we are starting to see a recovery in both volume and price in our Austin, Texas market, and expect volumes to continue to increase in calendar 2014, while the demand in the northern California market is expected to remain flat. Demand has improved in the greater Kansas City area during calendar 2013, and we expect demand to remain strong during calendar 2014. We began operations in our new frac sand business during the first quarter of fiscal 2014; however, we do not expect revenue and earnings from this business to be material to the Company’s consolidated fiscal 2014 revenue and earnings.

Wallboard demand is heavily influenced by new residential housing construction and repair and remodeling. Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2014.

Industry shipments of gypsum wallboard exceeded 20 billion square feet in calendar 2013, and we expect shipments to increase in calendar 2014. Although no new plants are expected to be added in calendar 2014, it is possible that previously idled plants or curtailed lines could be brought back into service. We implemented a wallboard price increase effective January 2014.

Our recycled paperboard segment continues to identify sales opportunities in each of its markets enabling our paper operation to maximize operating earnings. Fiber prices, which are our largest operating cost, are expected to increase moderately throughout the first half of calendar 2014. Energy costs, particularly natural gas, are expected to continue to increase in calendar 2014, as compared to calendar 2013. Sales of higher priced gypsum paper are expected to continue to increase during calendar 2014, as compared to calendar 2013, both in gross tons and as a percentage of total sales volumes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2013	2012
	(dollars in thousands)
Net Cash Provided by Operating Activities	$144,012	$106,953
Investing Activities:
Capital Expenditures	(43,208)	(28,832)
Acquisition	—	(448,420)

Net Cash Used in Investing Activities	(43,208)	(477,252)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	4,619	3,461
Increase (Decrease) in Credit Facility	(97,000)	221,000
Decrease in Long-Term Debt	—	(4,677)
Dividends Paid	(14,903)	(13,601)
Net Proceeds from Offering of Common Stock	—	154,832
Payment of Debt Acquisition Costs	—	(1,751)
Shares Repurchased to Settle Employee Taxes on RSUs	(489)	(921)
Proceeds from Stock Option Exercises	10,496	14,722

Net Cash Provided by (Used in) Financing Activities	(97,277)	373,065

Net Increase in Cash	$3,527	$2,766

Cash flows from operating activities increased $37.0 million to $144.0 million during the nine month period ended December 31, 2013, as compared to $107.0 million during the similar period in 2012. This increase was largely attributable to increased net earnings of approximately $51.7 million, partially offset by a decrease in cash flows due to increased working capital. Cash flows from operations were negatively impacted during the nine months ended December 31, 2013 by increases in accounts and notes receivable, and inventories of approximately $6.5 million and $19.5 million, respectively, and a decrease in accounts payable and accrued liabilities of approximately $8.1 million, partially offset by an increase of approximately $13.8 million in income taxes payable. During the nine months ended December 31, 2012, cash flows from operating activities were positively impacted by a decrease in inventories of approximately $7.7 million and increases in accounts payable and income taxes payable of approximately $12.5 million and $10.3 million, respectively, partially offset by increased accounts and notes receivable of approximately $5.0 million.

Working capital increased to $179.2 million at December 31, 2013, compared to $161.0 million at March 31, 2013, primarily due to increased accounts and notes receivable and inventories of approximately $8.8 million and $17.5 million, respectively, and a decrease in accounts payable and accrued liabilities of approximately $11.3 million and $1.5 million, respectively, partially offset by decreased prepaid assets of approximately $5.9 million, increased current portion of long-term debt of $9.5 million and increased income taxes payable of $6.6 million.

The increase in accounts and notes receivable at December 31, 2013, as compared to March 31, 2013, is primarily due to increased revenues during the three months ended December 31, 2013, as compared to the three months ended March 31, 2013. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 42% at December 31, 2013 and 57% at March 31, 2013. Accounts receivable at March 31, 2013 were higher than normal, due primarily to a delay in collecting a large receivable that was obtained in the Acquisition and collected subsequent to March 31, 2013. Excluding accounts receivable that were obtained in the Acquisition, accounts receivable as a percentage of fourth quarter sales are 51%, which is consistent with the period ended December 31, 2013.

Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at December 31, 2013. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at December 31, 2013.

Our inventory balance at December 31, 2013 increased approximately 11% from the inventory balance at March 31, 2013. This increase is due primarily to inventory related to the start-up of our frac sand business during this fiscal year. Excluding the inventory from frac sand, our inventory balance would have increased by approximately 2% at December 31, 2013, as compared to March 31, 2013. The increase in inventory from our historical businesses is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

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

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $2.3 million has accrued on these amounts as of December 31, 2013. These amounts have been fully accrued in our financial statements at December 31, 2013. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at December 31, 2013 and March 31, 2013. On October 31, 2012, we appealed the findings of the examiner to the IRS Appeals Office, contesting the assessment of tax, penalties and interest for fiscal years ended March 31, 2007 through March 31, 2010. In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case in Federal District Court. See Note (O) of the Notes to Unaudited Consolidated Financial Statements.

Net cash used in investing activities during the nine months ended December 31, 2013 was approximately $43.2 million, as compared to net cash used in investing activities of $477.3 million during the similar period in 2012, a decrease of approximately $434.1 million. The decrease in capital expenditures is primarily due to the $448.4 million related to the Acquisition during the nine months ended December 31, 2012. Excluding the Acquisition, capital expenditures increased by approximately $14.2 million during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The increase is primarily related to our frac sand business, which began operations during fiscal 2014. We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2014, which is consistent with historic levels after taking into consideration the Acquisition.

Net cash used in financing activities was $97.3 million during the nine months ended December 31, 2013, as compared to net cash provided by financing activities of $373.1 million during the similar period in 2012. Net cash used in financing activities during the nine months ended December 31, 2013 is primarily related to repayments of $97.0 million in debt, with payments of dividends mostly offset by proceeds and tax benefits related to the exercise of stock options. The increase in repayment of debt is due primarily to increased cash flow due to increased net income during the nine months ended December 31, 2013. Net cash provided by financing activities during the nine months ended December 31, 2012 was primarily related to the issuance of common stock and increased borrowings related to the Acquisition. During October 2012, we completed an issuance of common stock in an underwritten public offering that generated net proceeds of approximately $154.8 million and increased our outstanding borrowings under the Credit Facility by $221.0 million. Net cash provided by operating activities was also positively impacted by proceeds and tax benefits related to the exercise of stock options, partially offset by dividend payments during the nine month period ended December 31, 2012. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 32.8% and 32.3%, respectively, at December 31, 2013, as compared to 41.3% and 41.1%, respectively, at March 31, 2013.

Debt Financing Activities.

Credit Facility -

On December 16, 2010, we entered into a $300.0 million revolving credit facility (the “Credit Facility”), which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $200.0 million of borrowings outstanding under the Credit Facility at December 31, 2013. Based on our Leverage Ratio, we had $192.6 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at December 31, 2013.

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

We do not have any off balance sheet debt, except for approximately $12.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At December 31, 2013, we had $7.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $15.3 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures and dividend and debt service requirements for at least the next twelve months, including the impact of the Acquisition. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Credit Facility, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

Cash Used for Share Repurchases.

We did not repurchase any of our shares on the open market during the nine months ended December 31, 2013. As of December 31, 2013, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the nine months ended December 31, 2013, 6,838 shares of stock were withheld from employees upon the vesting of Restricted Shares or Restricted Shares Units that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $14.9 million and $13.6 million for the nine months ended December 31, 2013 and 2012, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2013	2012
	(dollars in thousands)
Land and Quarries	$4,978	$7,901
Plants	30,260	14,830
Buildings, Machinery and Equipment	7,970	6,101

Total Capital Expenditures	$43,208	$28,832

Historically, sustaining capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2014. Total capital expenditures for fiscal 2014, including sustaining capital expenditures, are expected to be approximately $55.0 million to $60 million. Historically, we have funded such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at December 31, 2013, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $200.0 million of borrowings outstanding at December 31, 2013 would increase our interest expense by approximately $2.0 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid and paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In September 2013, the judge heard arguments on each party’s motion for summary judgment and in November 2013 the judge denied each such motion. The judge suspended the December trial date and has not yet scheduled a new trial date. See Note (O) of the Notes to the Consolidated Financial Statements for more information.

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

While American Gypsum’s production of written discovery is substantially complete, discovery is ongoing. Due to the fact that these claims remain in a preliminary phase, we are unable to assess the likelihood or amount of potential loss relating to the claims, or whether such losses, if any, would have a material impact on our financial position, results of operations or cash flows. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

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

We are, or may become, party to various lawsuits, claims, investigations and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict, but could be adverse and material in amount. In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention and we may incur significant costs in defending these matters. See Part II Item 1. Legal Proceedings of this report.

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

Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, transportation logistics play an important part in allowing us to supply products to our customers, whether by train, rail or barge. For example, we deliver gypsum wallboard to many areas of the United States and the transportation costs associated with the delivery of our wallboard products represent a significant portion of the variable cost of our gypsum wallboard segment. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

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

EAGLE MATERIALS INC.
Registrant

February 7, 2014	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

February 7, 2014	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

February 7, 2014	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)