Form 10-K
period 2014-03-31
EAGLE MATERIALS INC
filed 2014-05-23
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2013 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $3.5 billion.

As of May 20, 2014, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	50,046,850

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 7, 2014 are incorporated by reference in Part III of this Report.

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

Our products are commodities that are essential in the construction and renovation of houses, roads, bridges, commercial and industrial buildings and other, newer generation structures like wind farms. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are geographically diverse, which subject us to the economic conditions in each such geographic market as well as the national construction market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations. Our gypsum wallboard and paperboard operations are more national in scope and shipments are made throughout the continental U.S., except for the northeast, and therefore are more impacted by national downturns. The markets of our cement companies are more regional due to the low value-to-weight ratio of cement, which generally limits shipments to a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are primarily local businesses that serve the areas immediately surrounding Austin, Texas, the greater Kansas City area and north of Sacramento, California, while frac sand is currently sold in Texas. Cement, concrete and aggregates demand is more sensitive to change in local and regional markets and economies than the national market, as well as being more susceptible to seasonal impact due to adverse weather.

On November 30, 2012, the Company completed the acquisition (the “Acquisition”) of certain assets of Lafarge North America Inc. (“Lafarge North America” or “the Sellers”), primarily two cement plants in Missouri and Oklahoma and a concrete and aggregates business in Kansas City, Missouri (“the Acquired Assets”). The Acquired Assets are used to produce, market and sell portland cement, aggregates and concrete in Kansas, Missouri, Nebraska and Oklahoma. The acquisition of the Acquired Assets expanded the Company’s market into the central part of the United States and, together with our existing markets, created a network of cement plants and distribution terminals stretching from Chicago, Illinois to northern California, and south to Texas.

During fiscal 2012 and 2013, we purchased land with mineral reserves in the Midwest for the purpose of developing a business to provide sand for hydraulic fracturing (“frac sand”) to oil services and other industrial end markets. During fiscal 2013, we constructed a drying and screening plant in Corpus Christi, Texas to process and market the sand in Texas, and we began selling third-party purchased sand out of this facility during fiscal 2014, as we have not yet opened our own mine. The results of operations from our frac sand operations have been included in our concrete and aggregates segment. We continue to pursue other frac sand deposits and distribution sites that are geographically supportive to our frac sand operations, and anticipate additional capital expenditures related to frac sand in the range of $30 million to $40 million in fiscal 2015.

Our goal, through relentless and disciplined continuous improvement, is to be the lowest cost producer in each of the markets in which we compete. As such, we will continue to focus on reducing costs and improving our operations, recognizing that being the lowest cost producer is a key to our success.

At March 31, 2014, we operated six cement plants (one of which belongs to our joint venture company), five gypsum wallboard plants, one recycled paperboard plant, seventeen concrete batching plants, four aggregates facilities and one frac sand processing and drying plant. The gypsum wallboard plant in Bernalillo, New Mexico has been temporarily idled since 2009, pending market demand improvement.

Recently demand for our two major product lines has begun to recover, as underlying economic fundamentals in the U.S. began to show improvement in calendar 2012 and continued to improve through calendar 2013. Cement consumption in the United States, as estimated by the Portland Cement Association, increased 4% to 87.8 million short tons in calendar 2013 as compared to 84.1 million short tons in calendar 2012, with imported cement consumption consistent at approximately 9% of total sales in both calendar 2013 and 2012. The increase in consumption benefited EXP, as our cement sales volumes, excluding volumes from the Acquired Assets, increased approximately 6%, in fiscal 2014, as compared to fiscal 2013. The increases occurred in all of our markets, with the largest increases in our Mountain and Illinois markets. Demand for gypsum wallboard continues to improve as well, as industry shipments of gypsum wallboard increased approximately 8% to 20.5 billion square feet in calendar 2013, as compared to 18.9 billion square feet in calendar 2012, primarily due to the increase in residential home construction.

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

We conduct one of our six cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Revenues from external customers, operating earnings, identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Note (G) of the Notes to Consolidated Financial Statements on pages 65-68.

CEMENT, CONCRETE AND AGGREGATES OPERATIONS

Company Operations

Cement. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; Sugar Creek, Missouri; Tulsa, Oklahoma and Fernley, Nevada. All of our cement subsidiaries are wholly-owned except the Buda, Texas plant, which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name Illinois Cement Company; the Laramie, Wyoming plant operates under the name Mountain Cement Company; the Fernley, Nevada plant operates under the name of Nevada Cement Company and our Sugar Creek, Missouri and Tulsa, Oklahoma plants operate under the name Central Plains Cement Company.

Cement is the basic binding agent for concrete, a primary construction material. Our modern cement plants utilize dry process technology and, at present, approximately 75% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

Location	Rated Annual Clinker Capacity (M short tons)(1)		Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (Years)
Buda, TX	1,300	(2)	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	50+	(5)
LaSalle, IL	1,000		Dry – 5 Stage Preheater/ Pre-calciner	1	2006	33	(5)
Sugar Creek, MO	1,000		Dry – 5 Stage Preheater/ Pre-calciner	1	2002	50+	(5)
Laramie, WY	650		Dry – 2 Stage Preheater Dry – Long Dry Kiln	1 1	1988 1996	50+	(6)
Tulsa, OK	650		Dry – Long Dry Kiln	2	1961 1964	50+	(5)
Fernley, NV	500		Dry – Long Dry Kiln Dry – 1 Stage Preheater	1 1	1964 1969	50+	(6)

Total-Gross (3)	5,100

Total-Net (3)(4)	4,450

(1)	One short ton equals 2,000 pounds.
(2)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(3)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.
(4)	Net of partner’s 50% interest in the Buda, Texas plant.
(5)	Owned reserves.
(6)	Includes both owned and leased reserves.

Our net cement production, including our 50% share of the cement Joint Venture production, totaled 4.0 million short tons in fiscal 2014 and 3.1 million short tons in fiscal 2013. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 4.6 million short tons and 3.3 million short tons in fiscal 2014 and fiscal 2013, respectively. Cement production and sales related to the Acquired Assets totaled 1.4 million tons and 1.4 million tons, respectively, in fiscal 2014 and 0.3 million tons and 0.3 million tons, respectively, in fiscal 2013, and have been included in the fiscal 2014 and 2013 amounts above. The Joint Venture also owns a minority interest in an import terminal in Houston, Texas and can purchase up to 495,000 short tons annually from this cement terminal.

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

The construction aggregates business consists of the mining, extraction, production and sale of crushed stone, sand, gravel and lightweight aggregates such as expanded clays and shales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of readymix concrete and asphaltic mixes used in highway construction and maintenance. In addition to construction aggregates, in fiscal 2013, we completed our plant in Corpus Christi, Texas that is used to screen and dry frac sand used by oil services companies. We began selling third-party purchased frac sand in the Texas market during fiscal 2014.

We produce and distribute readymix concrete from company-owned sites north of Sacramento, California; Austin, Texas and the greater Kansas City area. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	25
Austin, Texas	6	74
Kansas City Area	8	66

Total	17	165

We conduct aggregate operations near our concrete facilities in northern California; Austin, Texas and the greater Kansas City area. We did not mine any frac sand from our Utica, Illinois quarry during fiscal 2014. All of our frac sand sales were in south Texas, with sand purchased from third parties. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company, and we expect to begin mining frac sand out of our Utica, Illinois quarry during the latter half of fiscal 2015. The following table sets forth certain information regarding these operations:

Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)		Estimated Minimum Reserves (Years)
Northern California	Sand and Gravel	4,000		100+	(1)
Austin, Texas	Limestone	3,000		46	(2)
Kansas City Area	Limestone	900		50+	(1)
Utica, Illinois	Frac Sand	2,500	(3)	50+	(1)

Total		10,400

(1)	Owned reserves through various subsidiaries.
(2)	Leased reserves.
(3)	Our plant in Utica is currently under construction.

Our total net aggregate sales, excluding frac sand sales, were 3.2 million tons in fiscal 2014 and 2.6 million tons in fiscal 2013. Total aggregates production, excluding frac sand, was 3.0 million tons and 2.4 million tons for fiscal 2014 and fiscal 2013, respectively. Included in the fiscal 2014 and fiscal 2013 information above are 0.7 million tons and 0.1 million tons, respectively, in both sales and production attributable to the Acquired Assets. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas, the greater Kansas City area and California. Our total net frac sand sales and production were 0.2 million tons and 0.3 million tons, respectively, during fiscal 2014, with all sales originating from our Corpus Christi facility.

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

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas as an alternative. The cost of delivered coal and petroleum coke declined in fiscal 2014 as compared to fiscal 2013, primarily due to the increase of petroleum coke as a percentage of total fuel. The Tulsa plant currently burns alternative fuels, as well as coal and petroleum coke, and the Sugar Creek plant currently burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012 both plants had existing alternative fuels programs managed by a company that supplies alternative fuels and materials to the cement plants. In keeping with Eagle’s commitment to sustainability and to cost management, we continued these programs to manage our alternative fuels and materials at those plants.

Electric power is also a major cost component in our manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our cement plants approximately 5%, 100% and 15% of the cement requirements for our Austin, greater Kansas City and northern California concrete operations, respectively. We supply approximately 35%, 60% and 85%, respectively, of our aggregates requirements for our Austin, greater Kansas City and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple sources in each of these areas.

We mine and extract limestone, sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The northern California quarry is estimated to contain over one billion tons of sand and gravel reserves. The Austin, Texas quarry is covered by a lease which expires in 2060. Based on its current production capacity, we estimate our northern California and Austin, Texas quarries contain over 100 years and approximately 50 years of reserves, respectively. Our Kansas City quarry currently has over 50 years of reserves, and we are actively seeking additional reserves to extend the life of the quarry. We currently own a quarry in Utica, Illinois with approximately 50+ years of frac sand reserves. We expect to begin mining our quarry in Utica, Illinois after all required permits have been received.

Sales and Distribution

Cement. The principal sources of demand for cement are infrastructure, commercial construction and residential construction, with public works infrastructure comprising over 50% of total demand. Cement consumption increased approximately 4% during calendar 2013 from calendar 2012, and the Portland Cement Association predicts cement consumption will increase another 8% in calendar 2014. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.

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

Cement is distributed directly to our customers mostly through customer pickups, as well as by common carriers from our plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement segment sales during fiscal 2014. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Approximately 80% of the U.S. cement industry is owned by foreign international companies. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

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

The Portland Cement Association estimates that imports represented approximately 9% of cement used in the U.S. during each of the calendar years 2013, 2012 and 2011. Based on the normal distribution of cement into the market, we believe that approximately 5% to 10% of the total consumption will consistently be served by imported cement.

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

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% or more of our segment revenues during fiscal 2014. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

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

The frac sand proppant business continues to show signs of growth throughout the central United States. Proppants are used to “prop” open hydraulic fractures, enabling hydrocarbons to be extracted from oil and gas shale formations. The United States is the single largest consumer of proppants, followed by Canada. The 2014 USGS Minerals Yearbook Summary, published in February 2014, reports that approximately 32.5 million tons of frac sand were consumed in the United States in 2013, compared to 25.7 million tons in 2012, a 26% increase. This follows frac sand consumption increasing approximately 58% in 2012 to approximately 25.7 million tons, as compared to approximately 16.3 million tons in 2011.

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

The first environmental issue involves cement kiln dust or CKD. The federal Environmental Protection Agency (“EPA”) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. Although the EPA had previously indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards, as of May 2013 the EPA still has not finalized the 1999 proposal. Based on currently available information, it is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

Currently, substantially all CKD produced in connection with our ongoing operations is recycled, and therefore such CKD is not viewed as a waste under RCRA. However, CKD was historically collected and stored on-site at our Illinois, Nevada, Missouri, Oklahoma and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. If either the EPA or the states decide to reclassify or impose new management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

The second environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. We currently do not use refractory brick containing chromium, and we crush spent refractory brick which is then used as raw feed in the kiln.

The third environmental issue involves the potential regulation of our emission of greenhouse gasses (“GHGs”), including carbon dioxide, under the Clean Air Act (“CAA”). The consequences of GHG emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures, and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.

In response to the Supreme Court’s ruling in Massachusetts v. EPA, 127 S. Ct. 1438 (2007), that GHGs are “air pollutants” and, thus, potentially subject to regulation under the CAA, the EPA has taken steps to regulate GHG emissions from mobile and stationary sources. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. On December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. Based on this finding, on May 7, 2010, the EPA promulgated a final rule establishing GHG emission standards for new motor vehicles under Title II of the CAA. According to the EPA, the motor vehicle rule triggered construction and operating permit requirements for large stationary sources of GHGs, including cement plants, under Title I of the CAA. On May 13, 2010, the EPA promulgated a final rule, known as the “Tailoring Rule,” addressing the thresholds at which stationary sources of GHGs trigger prevention of significant deterioration (“PSD”) and Title V permitting requirements. Under the Tailoring Rule, beginning January 1, 2011, any major modification of our existing plants or construction of a new plant that triggered PSD review for non-GHG emissions also triggered PSD review for GHG emissions if the proposed major modification or construction would result in a GHG emissions increase of 75,000 tons or more per year. Beginning July 1, 2011, any modification or expansion of our existing plants that would result in an increase in GHG emissions of 75,000 tons or more per year or any construction of a new plant that would result in an increase in GHG emissions of 100,000 tons or more per year requires PSD review even if PSD is not triggered for any other pollutant. PSD review requires an analysis of possible GHG controls and, potentially, the installation of GHG controls or emission limitations. The EPA has committed to periodically reviewing the Tailoring Rule tonnage thresholds and may lower them in the future.

On June 26, 2012, the U.S. Court of Appeals for the D.C. Circuit issued an opinion in Coalition for Responsible Regulation, Inc. v. E.P.A., 684 F.3d 102 (2012) rejecting challenges to the Tailoring Rule and related rulemakings. Various parties filed petitions for certiorari with the Supreme Court of the United States for review of the D.C. Circuit’s opinion on a multitude of issues, but the Supreme Court granted certiorari on the limited question of “[w]hether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases.” The Supreme Court heard oral argument on this issue on February 24, 2014. The Supreme Court is not under any deadline to issue a ruling.

Several states have individually implemented measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries or regional GHG “cap and trade” programs. California’s AB 32 program is the most advanced of such state initiatives. States also have joined together to form regional initiatives to reduce GHG emissions, most notably the Regional Greenhouse Gas Initiative in the Northeast.

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

The fourth environmental issue is the EPA’s promulgation on September 9, 2010 of final regulations establishing national emissions standards for hazardous air pollutants (“NESHAP”) for portland cement plants pursuant to Section 112 of the CAA. For specific hazardous air pollutants (“HAPs”), the final rule requires cement plants to meet certain emission and operating standards. The new rule sets limits on mercury emissions from existing portland cement kilns and increases the stringency of emission limits for new kilns. The rule sets emission limits for total hydrocarbons, and also sets emission limits for particulate matter as a surrogate for non-volatile metal HAPS, from cement kilns of all sizes, and reduces hydrochloric acid emissions from kilns that are large emitters. As a result of industry challenges to the regulations, in December 2011, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in Portland Cement Ass’n v. EPA, 665 F.3d 177 (D.C. Cir. 2011), remanding certain provisions of the regulations to the EPA for review. In May 2012, the EPA proposed a settlement agreement with industry petitioners that would require the EPA to agree to reconsider certain other provisions of the regulations. The EPA concluded reconsideration of the regulations and issued a revised rule on February 12, 2013. The revised rule made two notable changes to the 2010 HAP regulations. First, the rule established less stringent emission standards for total hydrocarbons and particulate matter. Second, the rule extended to September 9, 2015, the deadline for existing sources to comply with the HAP regulations. We do not believe we would be placed at a competitive disadvantage by the revised rule.

On October 24, 2013, the U.S. Court of Appeals for the D.C. Circuit issued a decision in Natural Res. Def. Council v. EPA, No. 10-1371, 2014 WL 1499825 (D.C. Cir. Apr. 18, 2014), upholding the emissions-related provisions of the revised rule. However, the court also vacated the portion of the rule that established an affirmative defense to penalties for non-compliance during well documented malfunction events. The court declined to address whether it is permissible for individual states to adopt a similar affirmative defense.

The fifth environmental issue is EPA’s promulgation pursuant to Section 129 of the CAA of revised regulations for Commercial and Industrial Solid Waste Incineration (“CISWI”) units. Clean Air Act Section 129 requires the EPA to set standards for solid waste incineration units. The EPA promulgated CISWI regulations in 2000. The regulations were challenged and remanded to the EPA, without being vacated, for review of the definitions of “commercial and industrial waste” and “commercial or industrial solid waste incineration unit.” The EPA published revised definitions in 2005; the rulemaking was referred to as the “CISWI Definitions Rule.” The CISWI Definitions Rule defined these terms so that only units that combusted commercial or industrial waste and were not designed to, or did not operate to, recover thermal energy from the combustion were subject to the CISWI regulations. The CISWI Definitions Rule was challenged, and in 2007 the U.S. Court of Appeals for the D.C. Circuit issued its decision in Natural Resources Defense Council v. EPA, 489 F. 3d 1250 (D.C. Cir. 2007), vacating the rule. The Court held that the Clean Air Act requires that any facility that combusts commercial or industrial solid waste (including cement kilns) must comply with the CISWI regulations. In response, on March 21, 2011, the EPA promulgated revised CISWI regulations. The EPA subsequently agreed to reconsider limited aspects of the revised regulations and, on February 7, 2013, issued a final rule on reconsideration. Affected sources must comply with the revised CISWI regulations the earlier of 3 years after State CISWI plan approval, or 5 years from the date of the final rule on reconsideration. Compared to the PC NESHAP, the CISWI regulations contain requirements for more pollutants and the requirements for particulate matter and dioxin/furans for existing and new sources are more stringent.

Whether a facility is a CISWI unit regulated under Section 129 of the Clean Air Act or a cement plant regulated under Section 112 of the Clean Air Act hinges on whether it combusts “solid waste” as that term is defined under Subtitle D of the Resource Conservation and Recovery Act. On March 21, 2011 (and also revised on February 7, 2013), the EPA finalized the Identification of Non-Hazardous Secondary Materials that Are Solid Waste (“NHSM”) rule. The NHSM rule’s primary purpose is to provide the definition of solid waste that is used to determine if a cement kiln is regulated under CISWI regulations or the PC NESHAP regulations. The rule lays out processing and legitimacy criteria that are used to determine if a non-traditional fuel is a solid waste. Combustion of a solid waste triggers applicability of the CISWI requirements.

At some of our operations, kilns are or will be using non-hazardous secondary materials as a replacement for traditional fuels used in the manufacturing process. These kiln systems are capable of beneficially utilizing a wide array of NHSM and may be subject to the CISWI requirements, depending on whether these materials are identified as “solid wastes” under the NHSM rule. Solid waste-burning kilns must meet the CISWI emission and operating standards. Non-waste burning kilns must prove any alternative fuels used are not solid wastes subject to the PC NESHAP. We are in the process of analyzing the implications of using NHSM and compliance with the CISWI standards. In addition, industry and environmental organizations have filed lawsuits challenging both the CISWI and NHSM regulations. It is not possible at this time to predict whether these rules will be changed or stayed as an outcome of the litigation. We do not believe we would be placed at a competitive disadvantage by these rules.

The sixth environmental issue is a revision the Hazardous Waste Combustor National Emission Standards for Hazardous Waste Standards (“HWC NESHAP”). The Tulsa, Oklahoma cement facility utilizes hazardous waste as fuel and is required to meet the emission and operating standards of the HWC NESHAP. This facility has demonstrated and remains in compliance with all of the requirements of the current HWC NESHAP regulation. On October 12, 2005, as a result of ongoing litigation, EPA promulgated final HWC regulations, with compliance required for all facilities by 2008. Environmental and industry organizations filed lawsuits challenging the 2005 regulations. The EPA has agreed to revise the HWC NESHAP standards in accordance with an agreement with litigants. However, the EPA has not indicated when it will issue a proposed rule amending the regulations. It is not possible to predict at this time the stringency or impact of revised HWC NESHAP regulations or timing required for compliance.

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

Concrete and Aggregates. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. Any significant regulations regarding the practice of fracturing wells could have an adverse impact on our sales of frac sand. There has been much discussion about possible federal consolidation of regulations surrounding frac sand, but at this time, most regulation is at the state and local level. None of our concrete or aggregates operations are presently the subject of any material local, state or federal environmental proceedings or inquiries.

Capital Expenditures

Cement. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $0.9 million during fiscal 2014 and anticipate spending an additional $3.0 million during fiscal 2015.

Concrete and Aggregates. We had capital expenditures related to compliance with environmental regulations applicable to our concrete and aggregates operations of $0.2 million during fiscal 2014. We do not anticipate any additional spending in fiscal 2015 at this time.

GYPSUM WALLBOARD AND RECYCLED PAPERBOARD OPERATIONS

Company Operations

Gypsum Wallboard. We currently own five gypsum wallboard manufacturing facilities; however, we temporarily idled our gypsum manufacturing facility in Bernalillo, New Mexico beginning in December 2009, due to cyclical low wallboard demand. We anticipate re-opening this facility when additional capacity is needed to meet marketplace demand . There are four primary steps in the gypsum wallboard manufacturing process: (1) gypsum is mined and extracted from the ground (or, in the case of synthetic gypsum, received from a power generation company); (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial structures.

The following table sets forth certain information regarding our plants:

Location	Approximate Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Rock Reserves (years)(2)
Albuquerque, New Mexico	425	36	(3)(4)
Bernalillo, New Mexico(8)	550	36	(3)(4)
Gypsum, Colorado	700	16	(5)(6)
Duke, Oklahoma	1,300	18	(5)(6)
Georgetown, South Carolina	900	54	(7)

Total	3,875

(1)	Million Square Feet (“MMSF”), based on anticipated product mix.
(2)	At 100% capacity utilization.
(3)	The same reserves serve both New Mexico plants.
(4)	Includes mining claims and leased reserves.
(5)	Includes both owned and leased reserves.
(6)	We anticipate that additional reserves would be available on satisfactory terms, if required.
(7)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum.
(8)	This plant was temporarily idled in December 2009.

Our gypsum wallboard production totaled 2,142 MMSF in fiscal 2014 and 1,950 MMSF in fiscal 2013. Total gypsum wallboard sales were 2,112 MMSF in fiscal 2014 and 1,909 MMSF in fiscal 2013.

Recycled Paperboard. Our recycled paperboard manufacturing operation, which we refer to as Republic Paperboard Company (“Republic”), was acquired in November 2000 and is located in Lawton, Oklahoma. Our paperboard operation has a highly technologically advanced paper machine designed primarily for gypsum liner production. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. To maximize manufacturing efficiencies, namely machine width, recycled industrial paperboard grades are produced.

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

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. Our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land with approximately 14 million tons of gypsum in the area of Duke, Oklahoma, with an additional 4 million tons controlled through a lease agreement. All of the gypsum reserves are deemed to be probable under the definition provided by Industry Guide 7. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the seventh year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. It is anticipated that the public utility will provide adequate gypsum for the foreseeable future. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in June 2014 for Colorado, May 2015 for New Mexico, and October 2014 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 10% of our production costs in fiscal 2014.

Recycled Paperboard. The principal raw materials are recycled paper fiber (recovered waste paper), water and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers such as news blank and unprinted papers) is used in the gypsum liner facing paper, white top linerboard and white bag liner grades.

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal 2015 is for waste paper prices, namely OCC, to remain relatively consistent with fiscal 2014, which is higher than historic pricing. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices.

The chemicals used in the paper making operation, including size, retention aids, biocides and bacteria controls, are readily available from several manufacturers at competitive prices. Evaluations conducted throughout fiscal 2014 have yielded an additional supplier for the process chemistry that may complement our business.

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

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2014, natural gas costs were higher compared to fiscal 2013, both from a cost per MMBtu perspective and usage perspective as well. Due to the increased production of gypsum liner paper, which requires more natural gas than lighter weight bag and liner grades, there was a 6% increase in usage during fiscal 2014 compared to the prior year. Upward movement in natural gas cost has a negative impact on production costs and operating earnings. During fiscal 2014, electricity costs were higher compared to fiscal 2013 due to an increase in the fuel costs passed through from the utility provider. The paper mill has an electricity supply agreement with Public Service of Oklahoma (PSO); however, this power company has a large dependency on natural gas, which could impact our electricity rates. Oklahoma is a regulated state for electricity services and as such all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 35%, 54%, 9% and 2%, respectively, of calendar 2013 industry sales. Demand for gypsum wallboard remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States, with the exception of the northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. No single customer accounted for 10% or more of our gypsum wallboard segment sales during fiscal 2014.

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

There are seven manufacturers of gypsum wallboard in the U.S. operating a total of approximately 60 plants. We estimate that the three largest producers—USG Corporation, National Gypsum Company and Koch Industries—account for approximately 60% of gypsum wallboard sales in the U.S. Due to the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand. Product quality and customer service are also important to the customer.

Total wallboard production capacity in the United States is currently estimated at approximately 33 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. No new plants are expected to be added during 2014; however, it is possible that previously closed plants or lines could be brought back into service. The Gypsum Association, an industry trade group, estimates that total calendar 2013 gypsum wallboard shipments by U.S. manufacturers were approximately 20.5 billion square feet.

Recycled Paperboard. Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2014, just below 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 25% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to other gypsum liner manufacturers and bag producers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain’s North American operations conduct business under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

On June 21, 2010, the EPA proposed regulations to address the storage and disposal of coal combustion residuals “CCR”), which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, SC plant. The EPA has proposed two alternatives for regulating CCR. Under the first alternative, the EPA would characterize CCR destined for disposal as a special waste under Subtitle C of the RCRA (the subtitle that regulates hazardous waste). Under this proposal, beneficial use of coal combustion products, including synthetic gypsum used in the manufacture of wallboard, would continue to be exempt from Subtitle C of RCRA under the Bevill Amendment and not warrant federal regulation. Under the second alternative, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. Recent statements from the EPA seem to indicate that regulation under Subtitle D would be sufficient to protect human health and the environment. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion. The EPA continues to review the public comments and associated data that were received in response to its 2010 proposal. A final rule is expected to be published in 2014. Since the EPA’s regulatory process is on-going, the EPA could issue a supplemental proposed rule or revised proposed rule. It is not possible to accurately determine how the EPA will proceed or estimate how any final rule would impact our business. It is possible that the final regulations could affect our business, financial condition and results of operations depending on how any such regulation affects our costs or the demand for our products.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA. For a more detailed discussion of this issue, see the “Environmental Matters” section of our cement business description on pages 7-10.

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

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. We had no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2014, and we anticipate spending approximately $0.7 million during fiscal 2015.

EMPLOYEES

As of March 31, 2014, we had approximately 1,800 employees, of which approximately 600 were employed under collective bargaining agreements and various supplemental agreements with local unions.

WHERE YOU CAN FIND MORE INFORMATION

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, the proxy statement, current reports on Form 8-K, and all amendments to these reports available free of charge through the investor relations page of our website, located at www.eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the SEC. This reference to our website is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our website are not incorporated in and should not otherwise be considered part of this Report. Alternatively, you may contact our investor relations department directly at (214) 432-2000 or by writing to Eagle Materials Inc., Investor Relations, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.

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

Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve into calendar 2014; however, the rate and sustainability of such improvement remains uncertain. Furthermore, activity in the infrastructure construction business is directly related to the amount of government funding available for such projects. Despite the enactment of a new federal highway bill in July 2012, infrastructure spending continues to be adversely impacted by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

For example, GHGs currently are regulated as pollutants under the CAA and subject to reporting and permitting requirements. Future consequences of GHG permitting requirements and potential emission reduction measures for our operations may be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas.

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for portland cement plants (“PC NESHAP”). The PC NESHAP will require a significant reduction in emissions of certain hazardous air pollutants from portland cement kilns. The PC NESHAP sets limits on mercury emissions from existing portland cement kilns and increases the stringency of emission limits for new kilns. The PC NESHAP also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC NESHAP was scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 655 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC NESHAP, the EPA proposed a settlement agreement with industry petitioners in May 2012. In February 2013, the EPA published the final revised rule to the PC NESHAP which extended the compliance date until September 9, 2015 for existing cement kilns and made certain changes to the rules governing particulate matter monitoring methods and emissions limits, among other revisions. The PC NESHAP will materially increase capital costs and costs of production for the Company and the industry as a whole.

On March 21, 2011 EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the Clean Air Act, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” EPA simultaneously stayed the CISWI Rule for further reconsideration. On February 12, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised on February 12, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC NESHAP for particulate matter and dioxin/furans. The CISWI Rule as currently promulgated may materially increase capital costs and costs for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is approximately early 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule may materially increase capital costs and costs of production for the Company and the industry as a whole.

In 2010, the EPA released proposed regulations to address the storage and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. In its proposed regulations, the EPA is considering two alternatives. Under one proposal, the EPA would characterize coal combustion products destined for disposal as a special waste under Subtitle C of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates hazardous wastes. Under this proposal, beneficial encapsulated use of coal combustion products, including synthetic gypsum, would continue to be exempt under the Bevill Amendment and not warrant regulation. Under the other proposal, the EPA would continue to regulate coal combustion products under Subtitle D of RCRA, which regulates solid wastes that are not hazardous wastes. The EPA has stated that Subtitle D regulation could be sufficient to protect human health and the environment. The EPA has emphasized that it does not wish to discourage the beneficial reuse of coal combustion products under either of its two proposals. It is not possible to accurately predict the regulations that will be ultimately adopted, if any. The EPA continues to review the public comments and associated data that were received in response to its 2010 proposal. It is anticipated that a final rule will be issued by the end of 2014. It is possible that such rulemaking could affect our business, financial condition and results of operations, depending on how any such regulation affects our costs or the demand for our products utilizing synthetic gypsum.

The Acquired Assets are subject to government laws, regulations and other requirements relating to the protection of the environment and other matters that may impose significant costs and future requirements that could limit the way we operate our business.

The cement plants included in the Acquired Assets are subject to certain obligations under a consent decree between Lafarge North America and the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Not all specific limitations have been finalized; however, upon determination, these limitations, along with specific emissions limitations that have already been finalized, will apply to our operation of the cement plants included in the Acquired Assets. It is difficult to predict with reasonable certainty the impact of these limitations on the operations or operating costs of the cement plants included in the Acquired Assets. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our ability to achieve the anticipated benefits of the Acquisition or on our financial condition or results of operations.

The cement plants included in the Acquired Assets are subject to federal, state and local laws and regulations with respect to, among others, environmental matters, including laws and regulations not applicable to our business prior to the Acquisition such as the NESHAP for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes, including those operated at the cement plant acquired by us in Tulsa, Oklahoma. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, revised HWC MACT regulations would apply to one of the cement kilns used by the Acquired Assets. This revision may require new control requirements and significant capital expenditure for compliance. The revised regulations have not been proposed. In 2013, the EPA adopted the final CISWI Rule (as discussed above) that likely will apply to one of the cement kilns used by the Acquired Assets and may impose new control requirements requiring significant capital expenditures for compliance. Existing CISWI units will need to comply with the CISWI Rule when it becomes effective, which is expected to occur in approximately early 2018.

We may incur significant costs in connection with pending and future litigation.

We are, or may become, party to various lawsuits, claims, investigations and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict, but could be adverse and material in amount. In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention and we may incur significant costs in defending these matters. See Part I Item 3. Legal Proceedings of this report.

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

Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, transportation logistics play an important part in allowing us to supply products to our customers, whether by truck, rail or barge. For example, we deliver gypsum wallboard to many areas of the United States and the transportation costs associated with the delivery of our wallboard products represent a significant portion of the variable cost of our gypsum wallboard segment. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation such as rail or trucking could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

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

Our Credit Facility and the Note Purchase Agreements governing our Senior Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

•	Incur additional indebtedness;

•	Sell assets or make other fundamental changes;

•	Engage in mergers and acquisitions;

•	Pay dividends and make other restricted payments;

•	Make investments, loans, advances or guarantees;

•	Encumber our assets or those of our restricted subsidiaries;

•	Enter into transactions with our affiliates.

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including the changes in general business and economic conditions, may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under these agreements. This may allow the lenders under these agreements to declare all amounts outstanding to be immediately due and payable, terminate any commitments to extend further credit to us and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness. In general, the occurrence of any event of default under these agreements could have a material adverse effect on our financial condition or results of operations.

We incurred substantial indebtedness in order to finance the Acquisition, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

We incurred significant borrowings under the Credit Facility to finance the Acquisition. We reduced outstanding borrowings during fiscal 2014, and we expect to use cash flow generated from our future operations to make payments on our debt obligations and to fund planned capital expenditures. Our future ability to satisfy these obligations and make these expenditures is subject, to some extent, to financial, market, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, and in particular could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

A cyber-attack or data security breach affecting our information technology systems may negatively affect our businesses, financial condition and operating results.

We use information technology systems to collect, store and transmit the data needed to operate our businesses, including our confidential and proprietary information. Although we have implemented industry-standard security safeguards and policies to prevent unauthorized access or disclosure of such information, we cannot prevent all cyber-attacks or data security breaches. If such an attack or breach occurs, our businesses could be negatively affected, and we could incur additional costs in remediating the attack or breach and suffer reputational harm due to the theft or disclosure of our confidential information.

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

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid and paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011 we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In September 2013, the judge heard arguments on each party’s motion for summary judgment and in November of 2013 the judge denied each such motion. The judge scheduled the trial date for September 2014. See Note (I) of the Notes to Consolidated Financial Statements for more information.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. NCC met with the EPA in December 2010, September 2012 and May 2014 to present its defenses and to discuss a resolution of the alleged violations. The EPA and NCC remain in discussions regarding the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

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

While American Gypsum’s production of written discovery is substantially complete, discovery is ongoing. Due to the fact that these claims remain in a preliminary phase and the plaintiffs have not specified the amount of any damages they are seeking, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

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

STOCK PRICES AND DIVIDENDS

As of May 16, 2014, there were approximately 2,000 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2014			Fiscal Year Ended March 31, 2013
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$77.30	$61.72	$0.10	$37.34	$29.84	$0.10
September 30	$73.19	$64.06	$0.10	$47.41	$33.94	$0.10
December 31	$79.29	$70.53	$0.10	$58.60	$47.44	$0.10
March 31	$90.88	$74.82	$0.10	$71.57	$60.43	$0.10

The “Dividends” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

Our Board of Directors has approved the repurchase in the open market of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2014. We did not repurchase any shares in the open market during the fiscal years ended March 31, 2014, 2013 and 2012.

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

During fiscal 2014, we reacquired shares of stock from employees upon the vesting of restricted shares that were granted under our incentive plan. These shares were withheld by the employee to satisfy the employee’s minimum statutory tax withholding, which is required upon the vesting of restricted shares and the shares withheld are shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2014	—	$—	—
February 1 through February 29, 2014	—	—	—
March 1 through March 31, 2014	27,783	87.25	—

Quarter 4 Totals	27,783	$87.25	—	717,300

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2009 and tracks it through March 31, 2014.

*$100 invested on March 31, 2009 in stock or index, including reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
Eagle Materials, Inc.	100.00	111.17	128.65	149.82	290.10	388.21
Russell 1000	100.00	151.60	176.91	190.82	218.35	267.29
Dow Jones US Building Materials & Fixtures	100.00	158.88	194.89	217.30	306.60	378.25

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2014	2013		2012	2011		2010
Revenues	$898,396	$642,562	(4)	$495,023	$462,180		$467,905
Earnings Before Income Taxes	181,804	84,096	(4)	21,912	16,762	(2)	39,297	(2)
Net Earnings	124,243	57,744	(4)	18,732	14,849	(3)	28,950	(3)
Diluted Earnings Per Share	2.49	1.22	(4)	0.42	0.34		0.66
Cash Dividends Per Share	0.40	0.40		0.40	0.40		0.40
Total Assets	1,511,529	1,476,233		985,145	985,810		1,016,776
Total Debt	381,259	489,259		266,936	287,000		303,000
Stockholders’ Equity	831,499	696,170		472,511	461,514		453,597
Book Value Per Share At Year End	$16.61	$14.06		$10.44	$10.38		$10.35
Average Diluted Shares Outstanding	49,939	47,340		44,516	44,251		44,038

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

(4)	Includes operations related to the Acquired Assets from December 1, 2012 through March 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, reflects the Company’s four business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

On November 30, 2012, the Company completed the acquisition (“the Acquisition”) of certain assets of Lafarge North America Inc., primarily two cement plants in Missouri and Oklahoma and a concrete and aggregates business in Kansas City (“the Acquired Assets”). The Acquired Assets produce, market and sell portland cement, aggregates and concrete in Kansas, Missouri, Nebraska and Oklahoma. The acquisition of the Acquired Assets expanded the Company’s market into the central part of the United States and, together with our existing markets, created a network of cement plants and distribution terminals stretching from Chicago, Illinois to northern California, and south to Texas.

We continue to pursue opportunities in businesses which are naturally adjacent to our existing core businesses and would allow us to leverage our core competencies and existing infrastructure and customer relationships. The entry into any such new businesses requires capital expenditures and the investment of management time and other resources, and is subject to the risks associated with any new business development. During fiscal 2014, we began selling third-party purchased frac sand from our Corpus Christi plant into the Texas market. The results of operations of the frac sand business are reported in the concrete and aggregates segment. We continue to pursue other locations that are geographically supportive of the frac sand business, and anticipate additional capital expenditures related to frac sand in the range of $30.0 million to $40.0 million in fiscal 2015. Additionally, we continue to increase our production of specialty oil well cements, which can generate higher profit margins than regular construction cement sales.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in those geographic markets as well as economic conditions in the national market. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations. Our Cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and Aggregates are even more regional as our operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold in Texas. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States, except for the northeast.

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

RESULTS OF OPERATIONS

Fiscal Year 2014 Compared to Fiscal Year 2013

	For the Years Ended March 31,
	2014	2013
	(in thousands, except per share)		Change
Revenues	$898,396	$642,562	40%
Cost of Goods Sold	(712,937)	(539,317)	32%

Gross Profit	185,459	103,245	79%
Equity in Earnings of Unconsolidated Joint Venture	37,811	32,507	16%
Corporate General and Administrative	(24,552)	(23,918)	3%
Other Income (Expense)	1,368	(1,232)	211%
Acquisition, Litigation and Other Expense	—	(10,683)	(100%)
Interest Expense, net	(18,282)	(15,823)	15%

Earnings Before Income Taxes	181,804	84,096	116%
Income Tax Expense	(57,561)	(26,352)	118%

Net Earnings	$124,243	$57,744	115%

Diluted Earnings per Share	$2.49	$1.22	104%

Revenues. Revenues increased $255.8 million to $898.4 million in fiscal 2014, as compared to $642.6 million in fiscal 2013. Revenues from the Acquired Assets positively impacted revenues by approximately $129.9 million. The remaining increase in revenues from our historical businesses was due primarily to increased average net selling prices for all of our segments and increased sales volumes for all of our segments except recycled paperboard. The impact of the increased net sales prices and sales volumes on revenue from our historical businesses for fiscal 2014, as compared to fiscal 2013, was approximately $66.6 million and $59.3 million, respectively.

Cost of Goods Sold. Cost of goods sold increased $173.6 million to $712.9 million in fiscal 2014, as compared to $539.3 million in fiscal 2013. The 32% increase in cost of goods sold for fiscal 2014, as compared to fiscal 2013, was primarily due to increased sales volumes and operating costs, which increased cost of goods sold by approximately $167.9 million and $5.7 million, respectively. Approximately $92.1 million of the increase in cost of goods sold related to volumes is due to the Acquisition. The increase in operating costs in fiscal 2014, as compared to fiscal 2013, is primarily related to our gypsum wallboard, recycled paperboard and concrete and aggregates segments, which increased approximately $10.2 million, $4.4 million and $7.4 million, respectively, partially offset by reduced operating costs of approximately $16.3 million in our cement segment.

Gross Profit. Gross profit was $185.5 million in fiscal 2014 and $103.2 million in fiscal 2013. The 79% increase in gross profit was primarily due to increased average sales prices and increased sales volumes, partially offset by increased operating costs, as noted above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $5.3 million, or 16%, for fiscal 2014, as compared to fiscal 2013. The increase is primarily due to increases in the average net sales price and sales volume. The impact of the increases in sales volume and average net sales price on equity in earnings of our unconsolidated joint venture during fiscal 2014 was approximately $10.7 million and $4.4 million, respectively, partially offset by increased cost of sales of approximately $9.8 million. The increase in cost of sales was primarily due to the increase in sales volumes, which increased cost of goods sold by approximately $7.1 million, and increased operating costs, which increased cost of sales by approximately $2.7 million. The increased operating costs in fiscal 2014, as compared to fiscal 2013, were due primarily to a $1.2 million and $1.1 million increase in purchased cement and maintenance, respectively.

Corporate General and Administrative. Corporate general and administrative expenses increased 3% to $24.6 million in fiscal 2014, as compared to $23.9 million in fiscal 2013. The approximately $0.7 million increase in corporate general and administrative expenses for fiscal 2014, as compared to fiscal 2013, is due primarily to increased professional expenses. Professional expenses increased approximately $1.6 million during fiscal 2014, as compared to fiscal 2013, primarily due to corporate development expenses. The increase in professional expense in fiscal 2014, as compared to fiscal 2013, was partially offset by reduced group insurance costs of approximately $0.8 million.

Other Income (Expense). Other income was $1.4 million in fiscal 2014, as compared to other expense of $1.2 million in fiscal 2013, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. The increase in other income during fiscal 2014, as compared to fiscal 2013, was primarily due to approximately $1.0 million of prestart-up costs related to our new frac sand business during fiscal 2013.

Acquisition, Litigation and Other Expense. Acquisition and litigation expense consists of expenses related to the Acquisition, the write-off of a greenfield cement opportunity that will no longer be pursued due to the Acquisition, legal fees related to our lawsuit against the IRS and a loss in an arbitration. During the fiscal year ended March 31, 2013, acquisition related expenses were approximately $6.1 million, expense related to the write-off of the greenfield opportunity was approximately $1.0 million and legal fees related to our lawsuit against the Internal Revenue Service (the “IRS”) were approximately $3.6 million. See Footnote (I) to the Consolidated Financial Statements for more information regarding the lawsuit against the IRS and the loss in the arbitration of a contract dispute.

Interest Expense, Net. Interest expense, net, increased approximately $2.4 million during fiscal 2014 to $18.3 million, as compared to $15.8 million in fiscal 2013. The 15% increase in interest expense, net, during fiscal 2014, as compared to fiscal 2013, is due primarily to the $2.2 million increase in interest expense from our Credit Facility, as compared to fiscal 2013, due to the increase in borrowings for the Acquisition. The remaining increase was due to the $0.2 million increase in other interest due to the amortization of the debt acquisition costs incurred during the amendment of our Credit Facility in fiscal 2013, in connection with the Acquisition.

Earnings Before Income Taxes. Earnings before income taxes increased to $181.8 million during fiscal 2014, as compared to $84.1 million in fiscal 2013, primarily due to increased gross profit and increased equity in earnings of our unconsolidated joint venture, partially offset by increased corporate general and administrative and interest expenses.

Income Taxes. The effective tax rate for fiscal 2014 was approximately 32% compared to approximately 31% in fiscal 2013. The increase in the effective tax rate during fiscal 2014 is primarily due to the reduction in the impact of our depletion deduction associated with increased earnings. See Footnote (H) to the Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Net earnings in fiscal 2014 of $124.2 million increased 115% from fiscal 2013 net earnings of $57.7 million. Diluted earnings per share in fiscal 2014 were $2.49, compared to $1.22 for fiscal 2013.

The following table highlights certain operating information related to our four business segments:

	For the Years Ended March 31,
	2014	2013	Percentage Change
	(in thousands, except net sales prices)
Revenues (1)
Cement (2)	$438,224	$304,125	44%
Gypsum Wallboard	387,016	306,529	26%
Recycled Paperboard	130,178	121,930	7%
Concrete and Aggregates	116,465	56,287	107%

Gross Revenues	1,071,883	788,871	36%
Less: Inter-Segment Revenues	(62,094)	(49,987)	24%
Less: Joint Venture Revenues	(111,393)	(96,322)	16%

Net Revenues	$898,396	$642,562	40%

Sales Volume
Cement (M Tons) (2)	4,593	3,303	39%
Gypsum Wallboard (MMSF)	2,112	1,909	11%
Recycled Paperboard (M Tons)	256	244	5%
Concrete (M Yards)	899	577	56%
Aggregates (M Tons) (4)	3,228	2,631	23%

Average Net Sales Prices (3)
Cement (2)	$87.31	$83.49	5%
Gypsum Wallboard	148.33	125.53	18%
Recycled Paperboard	504.41	496.84	2%
Concrete	82.55	69.74	18%
Aggregates (4)	6.76	6.06	12%

Operating Earnings
Cement (2)	$89,486	$46,228	94%
Gypsum Wallboard	114,852	69,712	65%
Recycled Paperboard	23,610	25,200	(6%)
Concrete and Aggregates	(4,678)	(5,388)	(13%)
Other Operating Income, net	1,368	(1,232)	211%

Net Operating Earnings	$224,638	$134,520	67%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.
(4)	Excludes frac sand from average net sales price and sales volume.

Cement Operations. Cement revenues were $438.2 million for fiscal 2014, which is a 44% increase over revenues of $304.1 million for fiscal 2013. The increase in revenues during fiscal 2014, as compared to fiscal 2013, is primarily due to a 39% increase in sales volumes, as well as a 5% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $118.7 million and $15.4 million, respectively, in fiscal 2014, as compared to fiscal 2013. The increase in sales volume was primarily due to the Acquisition, which positively increased revenue by $102.0 million, as well as increased construction activity in Texas and our Mountain region.

The increase in average net sales price and reduced operating expenses per unit during fiscal 2014, as compared to fiscal 2013, enabled us to increase our operating margin from 15% in fiscal 2013 to 20% in fiscal 2014. Cement operating earnings increased 94% to $89.5 million in fiscal 2014, from $46.2 million in fiscal 2013. The increase in operating earnings was due primarily to increased average net sales prices and sales volumes, which contributed approximately $15.4 million and $14.3 million to operating earnings, as well as lower per unit operating expenses, which contributed approximately $13.6 million to operating earnings. The decline in per unit operating costs related primarily to reduced maintenance and fuel costs, which positively impacted earnings by approximately $6.8 million and $4.8 million, respectively, partially offset by increased purchased cement costs of approximately $2.3 million. The sale of purchased cement increased during fiscal 2014, as compared to fiscal 2013, primarily due to both increased demand and a change in product mix in our Texas market.

Gypsum Wallboard Operations. Sales revenues increased 26% to $387.0 million for fiscal 2014, from $306.5 million for fiscal 2013, primarily due to an 18% increase in the average net sales price and an 11% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $47.9 million and $32.6 million, respectively. The increase in average net sales price was due to the implementation of price increases in January 2014 and 2013. The increased sales volumes are primarily due to increased construction activity in fiscal 2014, as compared to fiscal 2013. Our market share was essentially unchanged during fiscal 2014, as compared to fiscal 2013.

Operating earnings increased to $114.9 million for fiscal 2014, from $69.7 million for fiscal 2013, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $47.9 million and $7.5 million, partially offset by increased operating expenses of approximately $10.2 million. The increase in operating costs was primarily related to natural gas, raw materials, maintenance and paper, which increased approximately $3.5 million, $0.5 million, $3.3 million and $0.5 million, respectively. Additionally, operating costs were adversely impacted by approximately $2.9 million in legal expense. See Note (I) in the Notes to Consolidated Financial Statements for more information. During fiscal 2014 our gross margin improved to 30% from 23% in fiscal 2013, primarily due to the increase in average net sales price, partially offset by increased operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating costs.

Recycled Paperboard Operations. Revenues increased 7% to $130.2 million in fiscal 2014, from $121.9 million in fiscal 2013. The increase in net revenue during fiscal 2014, as compared to fiscal 2013, is due to both increased sales volumes and average net sales prices, which contributed approximately $6.4 million and $1.9 million, respectively, to revenues. The increase in average net sales price is due to the pricing provisions in our long-term sales agreement, as well as an increase in the percentage of higher priced gypsum paper sold in fiscal 2014, as compared to fiscal 2013.

Operating earnings decreased to $23.6 million for fiscal 2014, as compared to $25.2 million for fiscal 2013, while gross margin decreased to 18% for fiscal 2014, as compared to 21% for fiscal 2013. The decrease in operating earnings and gross margin are primarily due to increased operating costs, namely recycled fiber costs and energy (both pricing and utilization), which decreased operating earnings by approximately $4.6 million and $2.4 million, respectively, partially offset by increased average net sales price and decreased chemical costs, of approximately $1.9 million and $1.5 million, respectively. Operating earnings and margin were also positively impacted by a change in the product sales mix as sales of higher margin gypsum liner increased to 78% for fiscal 2014, from 66% for fiscal 2013, which positively impacted operating earnings by approximately $1.6 million.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 107% to $116.5 million for fiscal 2014, as compared to $56.3 million for fiscal 2013. The primary reason for the increase in revenue for fiscal 2014, as compared to fiscal 2013, was the 56% and 23% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $26.2 million. In addition to the increase in sales volumes, average sales prices increased 18% and 11% for concrete and aggregates, respectively, during fiscal 2014, as compared to fiscal 2013, which positively impacted revenues by $14.4 million. The increase in sales volumes was due primarily to the Acquisition, which contributed $33.0 million of the increased revenues during fiscal 2014, as compared to fiscal 2013. The remaining increase in sales volumes was due to increased construction activity in our Austin, Texas market, and revenues related to the startup of our frac sand business during fiscal 2014 of approximately $19.6 million.

Operating loss for fiscal 2014 was approximately $4.7 million, as compared to an operating loss of approximately $5.4 million for fiscal 2013. The operating loss was positively impacted by increased average net sales prices, which decreased the operating loss by approximately $14.4 million, partially offset by increased operating expenses of approximately $7.4 million, and losses incurred during the recent start-up of our frac sand operation in Corpus Christi, Texas of approximately $4.9 million. Increased operating costs during fiscal 2014, as compared to fiscal 2013, were primarily related to maintenance, purchased materials and delivery costs, which increased operating costs by approximately $3.4 million, $5.8 million and $2.1 million, respectively, as well as the settlement of a litigation matter in California for $0.5 million, partially offset by decreased general plant costs of approximately $3.0 million.

GENERAL OUTLOOK

The drivers of construction products demand continue to incrementally improve, reinforcing the notion that a cyclic recovery is underway. The pace of recovery continues to hinge upon the pace of growth in the U.S. economy. The Acquired Assets provide us with new opportunities in the Central Plains cement markets and link our cement sales network across the central U.S., both east to west and north to south. While we anticipate cement consumption to continue to increase in calendar 2014, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. Improvement is expected in each area.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in our northern California market; however, we are starting to see a recovery in both volume and price in our Austin, Texas market, and expect volumes to continue to increase in calendar 2014, while the demand in the northern California market is expected to remain flat. Demand has improved in the greater Kansas City area during calendar 2013, and we expect demand to further improve during calendar 2014. We began operations in our new frac sand business during the first quarter of fiscal 2014.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling. Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2014. Industry shipments of gypsum wallboard exceeded 20 billion square feet in calendar 2013, and we expect shipments to increase in calendar 2014. No new plants are expected to be added in calendar 2014, but it is possible that previously idled plants or curtailed lines could be brought back into service. We implemented a wallboard price increase effective January 2014 and recently announced a 15% price increase effective in January 2015.

Increased demand for gypsum wallboard will positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during calendar 2014, as compared to calendar 2013, both in gross tons and as a percentage of total sales volumes.

RESULTS OF OPERATIONS

Fiscal Year 2013 Compared to Fiscal Year 2012

	For the Years Ended March 31,
	2013	2012	Change
	(in thousands, except per share)
Revenues	$642,562	$495,023	30%
Cost of Goods Sold	(539,317)	(454,546)	19%

Gross Profit	103,245	40,477	155%
Equity in Earnings of Unconsolidated Joint Venture	32,507	28,528	14%
Corporate General and Administrative	(23,918)	(19,617)	22%
Other Income (Loss)	(1,232)	356	(446%)
Acquisition, Litigation and Other Expense	(10,683)	(9,117)	17%
Interest Expense, net	(15,823)	(16,621)	(5%)
Loss on Debt Retirement	—	(2,094)	(100%)

Earnings Before Income Taxes	84,096	21,912	284%
Income Tax Expense	(26,352)	(3,180)	729%

Net Earnings	$57,744	$18,732	208%

Diluted Earnings per Share	$1.22	$0.42	190%

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

Other Income (Expense). Other expense was $1.2 million in fiscal 2013, as compared to other income of $0.4 million in fiscal 2012, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items. The decrease in other income during fiscal 2013, as compared to fiscal 2012, was primarily due to approximately $1.0 million of prestart-up costs related to our new frac sand business.

Acquisition, Litigation and Other Expense. Acquisition and litigation expense consists of expenses related to the Acquisition, the write-off of a greenfield cement opportunity that will no longer be pursued due to the Acquisition, legal fees related to our lawsuit against the IRS and a loss in an arbitration. Acquisition related expenses incurred during the fiscal year ended March 31, 2013 were approximately $6.1 million. Expense related to the write-off of the greenfield opportunity during the fiscal year ended March 31, 2013, was approximately $1.0 million. Legal fees related to our lawsuit against the Internal Revenue Service (the “IRS”) were approximately $3.6 million during the fiscal year ended March 31, 2013, while the loss in arbitration (including legal expense) for the fiscal year ended March 31, 2012 was approximately $9.1 million. This expense represents the adverse ruling by an arbitration panel in January 2012 in a contract dispute between one of our aggregate mining subsidiaries and another mining company over the right to mine certain areas. The amounts owed under this adverse ruling were paid in March 2012. See Footnote (I) to the Unaudited Consolidated Financial Statements for more information regarding the lawsuit against the IRS and the loss in the arbitration of a contract dispute.

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

Cement Operations. Cement revenues were $304.1 million for fiscal 2013, which is a 25% increase over revenues of $244.0 million for fiscal 2012. The increase in revenues during fiscal 2013, as compared to fiscal 2012, is primarily due to a 21% increase in sales volumes, as well as a 3% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $48.9 million and $11.9 million, respectively, in fiscal 2013, as compared to fiscal 2012. The increase in sales volume was primarily due to the Acquisition, which positively increased revenue by $24.6 million, as well as increased construction activity in Texas and our Mountain Cement regions.

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

Operating earnings increased to $69.7 million for fiscal 2013, from $6.3 million for fiscal 2012, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $52.1 million and $1.1 million, and lower operating expenses primarily related to the $4.9 million reduction in energy costs and the approximately $1.8 million decrease in paper costs. The increase in our average net sales price is the primary reason our operating margin increased to 23% in fiscal 2013, from 3% in fiscal 2012. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have relatively minor impact on our operating costs.

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

Although our concrete and aggregates segment experienced an operating loss in fiscal 2014, 2013 and 2012, the segment generated positive cash flows from operations in both years.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2014 was $2.9 million and $1.6 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when additional capacity is needed to meet demand for our products. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

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

The segment breakdown of goodwill at March 31, 2014 and 2013 is as follows:

	For the Years Ended March 31,
	2014	2013
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

Impairment testing for the cement business is done at the plant level because the relatively low value-to-weight ratio limits the geographic area in which a company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a national selling area. Impairment testing for the gypsum wallboard and paperboard segments is done at the segment level because of the national nature of the businesses and customer base. Given the relative weakness in the gypsum wallboard industry utilization, coupled with the slow recovery in residential housing, we elected to perform impairment tests at the end of each quarter on our gypsum wallboard assets and related goodwill during fiscal years 2009 through 2012. Due to the increased average sales price and increased volumes beginning in late fiscal 2012, we determined that quarterly impairment tests were no longer necessary. See Note (A) of the Notes to Consolidated Financial Statements for more information. The results of the first step of the annual impairment tests performed in the fiscal fourth quarter of 2014 and 2013 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is a cyclical recovery in U.S. construction activity from the current low levels. Actual results may differ materially from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2014	2013
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$170,633	$124,407

Investing Activities:
Additions to Property, Plant and Equipment	(59,490)	(53,011)
Acquisition	—	(453,420)

Net Cash Used in Investing Activities	(59,490)	(506,431)

Financing Activities:
Increase (Decrease) in Credit Facility	(108,000)	227,000
Repayment of Senior Notes	—	(4,677)
Dividends Paid to Stockholders	(19,899)	(18,533)
Net Proceeds from Offering of Common Stock	—	154,832
Proceeds from Stock Option Exercises	14,187	19,645
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,913)	(3,569)
Payment of Debt Acquisition Costs	—	(1,751)
Excess Tax Benefits from Share Based Payment Arrangements	8,067	6,493

Net Cash Provided by (Used in) Financing Activities	(108,558)	379,440

Net Increase (Decrease) in Cash	$2,585	$(2,584)

Cash flows from operating activities increased $46.2 million to $170.6 million during fiscal 2014 from $124.4 million in fiscal 2013. This increase was largely attributable to increased net earnings of approximately $66.5 million, and increased distributions from our unconsolidated joint venture, partially offset by a decrease in cash flow from the change in operating assets and liabilities. The increase in distributions from our unconsolidated joint venture is primarily due to a significant capital project in fiscal 2013, which negatively impacted fiscal 2013 distributions. Excluding the impact of both the working capital true up in fiscal 2014, and working capital purchased in the Acquisition in fiscal 2013, cash flows from operations were negatively impacted during fiscal 2014 by increases in accounts and notes receivable, inventories and other assets of approximately $12.9 million, $32.7 million and $3.5 million, respectively, partially offset by increases in accounts payable and accrued liabilities and income taxes payable of approximately $6.5 million, and $11.2 million, respectively. During fiscal 2013, cash flows from operating activities were positively impacted by increases in accounts payable and accrued liabilities and income taxes payable of approximately $24.6 million and $5.2 million, respectively, partially offset by increases in accounts and notes receivable, inventory and other assets of approximately $7.8 million, $14.2 million and $2.7 million, respectively.

Working capital increased to $198.1 million at March 31, 2014, compared to $161.0 million at March 31, 2013, primarily due to increased cash, accounts and notes receivable and inventories of approximately $2.6 million, $15.4 million and $30.7 million, respectively, partially offset by an increase of approximately $9.5 million in current portion of long-term debt.

The increase in accounts and notes receivable at March 31, 2014, as compared to March 31, 2013, is primarily due to increased revenues during the fourth quarter of fiscal 2014, as compared to the fourth quarter of fiscal 2013. The increase in accounts receivable at March 31, 2014, as compared to March 31, 2013, was consistent with the increase in revenues during the periods then ended. As a percentage of quarterly sales generated in the fiscal fourth quarter, accounts receivable were 51% at March 31, 2014 and 57% at March 31,

2013. The accounts receivable balance at March 31, 2013 was greater than normal due to a delay in collecting a large receivable that was obtained in the Acquisition and collected subsequent to March 31, 2013. Excluding accounts receivable that were obtained in the Acquisition, accounts receivable as a percentage of fourth quarter sales were 51%, which is consistent with fiscal 2014. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at March 31, 2014. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at March 31, 2014.

Our inventory balance at March 31, 2014 increased approximately 20% from the inventory balance at March 31, 2013. The biggest increase related to raw materials and materials in process, which increased approximately $22.3 million to $82.3 million at March 31, 2014, as compared to $60.0 million at March 31, 2013. Most of the increase in raw materials and materials in process is due to increased clinker inventories of approximately $12.5 million at our two acquired plants and an increase of approximately $2.2 million in frac sand inventory. The increase in clinker inventory at the acquired cement plants is related primarily to low inventory levels at the end of fiscal 2013, primarily related to long outages during the fourth quarter of fiscal 2013. The increase in frac sand inventory is related to the start-up of this business during fiscal 2014. Repair parts, which are a significant part of our inventory, are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform an annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) from the IRS claiming $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to an IRS audit of the acquisition of certain Republic Assets. The Notice was in substantial agreement with our financial accruals including interest. The total amount related to the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. Additionally, as a result of the Notice, we paid $0.3 million in state taxes and interest during the fiscal year ended March 31, 2013. See Notes (H) and (I) of the Notes to Consolidated Financial Statements for more information.

Net cash used in investing activities during fiscal 2014 was approximately $59.5 million, as compared to net cash used in investing activities of $506.4 million during fiscal 2013, a decrease of approximately $446.9 million. A substantial majority of the decrease related to the Acquisition in fiscal 2013 that increased net cash used in investing activities by $453.4 million. Excluding the Acquisition, capital expenditures increased by approximately $6.5 million in fiscal 2014, as compared to fiscal 2013. This increase is related primarily to our frac sand business, which began operations during fiscal 2014. We anticipate spending between $20 million and $25 million on sustaining capital expenditures during fiscal year 2015, which is consistent with historic levels after taking into consideration the Acquisition.

Net cash used in financing activities increased to approximately $108.6 million during fiscal 2014, as compared to net cash provided by investing activities of approximately $379.5 million during fiscal 2013. Net cash used in financing activities during fiscal 2014 is primarily related to repayments of $108.0 million in debt, with payments of dividends mostly offset by proceeds and tax benefits related to the exercise of stock options. The increase in repayment of debt is due primarily to increased cash flow due to increased net income during fiscal 2014, as compared to fiscal 2013. Net cash provided by financing activities during fiscal 2013 was primarily related to the issuance of common stock and increased borrowings related to the Acquisition. During October 2012, we completed an issuance of common stock in an underwritten public offering that generated net proceeds of approximately $154.8 million. We also increased our outstanding borrowings under the Credit Facility by $227.0 million during fiscal 2013. Net cash provided by operating activities was also positively impacted by proceeds and tax benefits related to the exercise of stock options, partially offset by dividend payments during fiscal 2013. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 31.4% and 31.1%, respectively, at March 31, 2014, as compared to 41.3% and 41.1%, respectively, at March 31, 2013.

Debt Financing Activities.

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending on our Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $189.0 million of borrowings outstanding under the Credit Facility at March 31, 2014. Based on our Leverage Ratio, we had $203.6 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at March 31, 2014.

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

We amended both the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (collectively, the “Note Purchase Agreements”) on September 26, 2012. The amendment to each Note Purchase Agreement, among other things, mirrors the amendments to the Credit Facility, by changing certain provisions in the negative covenants in order to allow for and facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future as well as reasonably identifiable cost savings, improvements and synergies related to the Acquired Assets.

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

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At March 31, 2014, we had $7.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $16.0 million in performance bonds relating primarily to our mining operations.

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

On November 7, 2006, we announced that our Board of Directors authorized the repurchase in the open market of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately 6,000,000 shares, of which 717,300 remained available at March 31, 2014. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. We did not repurchase any shares in the open market during the fiscal years ended March 31, 2014, 2013 and 2012.

Capital Expenditures.

The following table compares capital expenditures:

	For the Fiscal Year Ended March 31,
	2014	2013
	(dollars in thousands)
Land and Quarries	$12,898	$3,937
Plants	35,272	27,277
Buildings, Machinery and Equipment	11,320	21,797

Total Capital Expenditures	$59,490	$53,011

During fiscal 2014 and 2013, we purchased land with mineral reserves in the Midwest for the purpose of developing a frac sand business to serve the oil services and other industrial end markets, and during fiscal 2013 we constructed a drying plant in Texas. We anticipate additional capital expenditures in the range of $30.0 million to $40.0 million during fiscal year 2015 to support the development of our frac sand business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary on pages 27-28 for more information. See Footnote (B) of the Consolidated Financial Statements for more information related to the capital expenditures related to the Acquisition.

Historically, annual maintenance capital expenditures have been approximately $15.0 to $20.0 million; however, due to the Acquisition, we estimate that annual maintenance capital expenditure will be approximately $20.0 to $25.0 million. Total capital expenditures for fiscal 2015, including both the new business and maintenance capital expenditures, are expected to be approximately $50.0 to $70.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our Credit Facility.

Dividends.

Dividends paid in fiscal years 2014 and 2013 were $19.9 million and $18.5 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Contractual and Other Obligations.

We have certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Credit Facility (1)	$189,000	$—	$189,000	$—	$—
Senior Notes	192,259	9,500	65,045	81,214	36,500
Interest on Senior Notes	36,039	10,886	16,517	7,453	1,183
Interest on Credit Facility (2)	3,377	2,631	746	—	—
Operating Leases	17,242	3,056	5,446	4,008	4,732
Purchase Obligations (3)	82,664	22,268	13,689	9,447	37,260

Total	$520,581	$48,341	$290,443	$102,122	$79,675

(1)	The Credit Facility expires in December 2015.
(2)

At March 31, 2014, we had $189 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at .35% per annum through the expiration of the facility in December 2015. We estimated the future cash flows for interest by assuming a level repayment of the Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments.

Additionally, we are subject to potential tax liabilities related to the IRS audit of the acquisition of the Republic Assets where we potentially may owe $15.8 million to the IRS and $7.3 million to certain states in the next 1 to 5 year period. See Notes (G) and (I) of the Notes to Consolidated Financial Statements for more information. Based on our current actuarial estimates, we anticipate making contributions of approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2015.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 1.6% in calendar 2013, 1.7% in 2012, and 3.0% in 2011. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During calendar 2013, the Consumer Price Index for energy and transportation increased approximately 0.5% and 0.9%, respectively. These increases are relatively minor, and had minimal impact on our business due to improving efficiencies. Additional inflationary increases could have an adverse impact on all of our businesses. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

GENERAL OUTLOOK

See “General Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 33.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that materially impacted our financial statements during the current year, and we do not expect any accounting pronouncements to impact our financial statements in the next fiscal year.

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

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at March 31, 2014 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $189.0 million of borrowings at March 31, 2014 would increase our interest expense by $1.9 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2014	2013	2012
Revenues	$898,396	$642,562	$495,023
Cost of Goods Sold	712,937	539,317	454,546

Gross Profit	185,459	103,245	40,477
Equity in Earnings of Unconsolidated Joint Venture	37,811	32,507	28,528
Corporate General and Administrative Expense	(24,552)	(23,918)	(19,617)
Other Operating Income (Loss)	1,368	(1,232)	356
Acquisition, Litigation and Other Expense	—	(10,683)	(9,117)
Loss on Debt Retirement	—	—	(2,094)
Interest Expense, Net	(18,282)	(15,823)	(16,621)

Earnings before Income Taxes	181,804	84,096	21,912
Income Taxes	(57,561)	(26,352)	(3,180)

Net Earnings	$124,243	$57,744	$18,732

EARNINGS PER SHARE
Basic	$2.53	$1.24	$0.42

Diluted	$2.49	$1.22	$0.42

AVERAGE SHARES OUTSTANDING
Basic	49,090,750	46,622,646	44,224,924

Diluted	49,939,165	47,340,450	44,515,981

CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands)

	For the Years Ended March 31,
	2014	2013	2012
Net Earnings	$124,243	$57,744	$18,732

Net Actuarial Gains (Losses) of Defined Benefit Plans:
Unrealized gain during the period, net of tax expense of $1,173, $1,071 and $1,517	(2,399)	(1,988)	(2,818)
Amortization of Net Actuarial Loss, net of tax benefit of $333, $249 and $105	840	462	195

Comprehensive Earnings	$122,684	$56,218	$16,109

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2014	2013
ASSETS
Current Assets -
Cash and Cash Equivalents	$6,482	$3,897
Accounts and Notes Receivable, net	102,917	87,543
Inventories	187,096	156,380
Income Tax Receivable	—	2,443
Prepaid and Other Assets	10,465	11,008

Total Current Assets	306,960	261,271

Property, Plant and Equipment -	1,660,975	1,599,992
Less: Accumulated Depreciation	(676,924)	(614,268)

Property, Plant and Equipment, net	984,051	985,724
Notes Receivable	3,063	3,893
Investment in Joint Venture	43,008	42,946
Goodwill and Intangible Assets, net	160,690	162,400
Other Assets	13,757	19,999

	$1,511,529	$1,476,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$57,098	$58,880
Accrued Liabilities	41,520	41,349
Income Tax Payable	702	—
Current Portion of Long-term Debt	9,500	—

Total Current Liabilities	108,820	100,229
Long-term Debt	371,759	489,259
Other Long-term Liabilities	53,678	51,547
Deferred Income Taxes	145,773	139,028

Total Liabilities	680,030	780,063

Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,053,738 and 49,503,496 Shares, respectively.	501	495
Capital in Excess of Par Value	253,524	224,053
Accumulated Other Comprehensive Losses	(5,483)	(7,042)
Retained Earnings	582,957	478,664

Total Stockholders’ Equity	831,499	696,170

	$1,511,529	$1,476,233

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$124,243	$57,744	$18,732
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	70,021	56,850	50,124
Deferred Income Tax Provision	5,746	6,155	2,188
Stock Compensation Expense	10,136	9,002	5,509
Excess Tax Benefits from Share Based Payment Arrangements	(8,067)	(6,493)	(1,568)
Equity in Earnings of Unconsolidated Joint Venture	(37,811)	(32,507)	(28,528)
Distributions from Joint Venture	37,750	28,500	23,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(12,876)	(7,771)	(10,452)
Inventories	(32,714)	(14,186)	(8,369)
Accounts Payable and Accrued Liabilities	6,504	24,610	3,327
Other Assets	(3,511)	(2,679)	(2,423)
Income Taxes Payable	11,212	5,182	9,062

Net Cash Provided by Operating Activities	170,633	124,407	60,852

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(59,490)	(53,011)	(26,099)
Acquisition	—	(453,420)	—

Net Cash Used in Investing Activities	(59,490)	(506,431)	(26,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(108,000)	227,000	68,000
Repayment of Senior Notes	—	(4,677)	(88,064)
Dividends Paid to Stockholders	(19,899)	(18,533)	(17,876)
Net Proceeds from Offering of Common Stock	—	154,832	—
Proceeds from Stock Option Exercises	14,187	19,645	7,138
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,913)	(3,569)	(912)
Payment of Debt Acquisition Costs	—	(1,751)	—
Excess Tax Benefits from Share Based Payment Arrangements	8,067	6,493	1,568

Net Cash Provided by (Used in) Financing Activities	(108,558)	379,440	(30,146)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,585	(2,584)	4,607
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,897	6,481	1,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,482	$3,897	$6,481

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance March 31, 2011	$444	$24,859	$439,104	$(2,893)	$461,514
Net Earnings	—	—	18,732	—	18,732
Stock Option Exercises and Restricted Share Vesting	9	7,129	—	—	7,138
Tax Benefit-Stock Option Exercise	—	1,107	—	—	1,107
Dividends to Stockholders	—	—	(17,954)	—	(17,954)
Stock Compensation Expense	—	5,509	—	—	5,509
Shares Redeemed to Settle Employee Taxes	—	(912)	—	—	(912)
Unfunded Pension Liability, net of tax	—	—	—	(2,623)	(2,623)

Balance at March 31, 2012	$453	$37,692	$439,882	$(5,516)	$472,511
Net Earnings	—	—	57,744	—	57,744
Net proceeds from Equity Offering	35	154,797	—	—	154,832
Stock Option Exercises and Restricted Share Vesting	8	19,637	—	—	19,645
Tax Benefit-Stock Option Exercise	—	6,493	—	—	6,493
Dividends to Stockholders	—	—	(18,962)	—	(18,962)
Stock Compensation Expense	—	9,002	—	—	9,002
Shares Redeemed to Settle Employee Taxes	(1)	(3,568)	—	—	(3,569)
Unfunded Pension Liability, net of tax	—	—	—	(1,526)	(1,526)

Balance at March 31, 2013	$495	$224,053	$478,664	$(7,042)	$696,170
Net Earnings	—	—	124,243	—	124,243
Stock Option Exercises and Restricted Share Vesting	5	14,182	—	—	14,187
Tax Benefit-Stock Option Exercise	—	8,067	—	—	8,067
Dividends to Stockholders	—	—	(19,950)	—	(19,950)
Stock Compensation Expense	1	10,135	—	—	10,136
Shares Redeemed to Settle Employee Taxes	—	(2,913)	—	—	(2,913)
Unfunded Pension Liability, net of tax	—	—	—	1,559	1,559

Balance at March 31, 2014	$501	$253,524	$582,957	$(5,483)	$831,499

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

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $5.8 million and $5.1 million at March 31, 2014 and 2013, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $9.3 million at March 31, 2014, of which approximately $6.3 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.3%, which will vary based on changes to LIBOR. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2014 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At March 31, 2014 and 2013, approximately $0.3 million of our allowance for doubtful accounts is related to our notes receivable.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2014	2013
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$82,319	$60,026
Finished Cement	19,173	18,077
Gypsum Wallboard	7,144	6,855
Aggregates	12,090	12,830
Paperboard	4,102	2,867
Repair Parts and Supplies	56,119	49,361
Fuel and Coal	6,149	6,364

	$187,096	$156,380

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $67.3 million, $55.1 million and $48.9 million for the years ended March 31, 2014, 2013 and 2012, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2014 and 2013, management believes no events or circumstances indicate that the carrying value may not be recoverable.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2014 was $2.9 million and $1.6 million, respectively and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when additional capacity is needed to meet demand for our products. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time.

Impairment or Disposal of Long-Lived and Intangible Assets –

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

Intangible Assets: Intangible assets at March 31, 2014 and 2013 consist of the following:

	March 31, 2014
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts and relationships	15 years	$6,060	$(1,580)	$4,480
Sales contracts	4 years	2,500	(833)	1,667
Permits	40 years	27,240	(5,212)	22,028
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$168,315	$(7,625)	$160,690

	March 31, 2013
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets Subject to Amortization:
Customer contracts and relationships	15 years	$6,060	$(1,176)	$4,884
Sales contracts	4 years	2,500	(208)	2,292
Permits	40 years	27,240	(4,531)	22,709
Goodwill		132,515	—	132,515

Total intangible assets and goodwill		$168,315	$(5,915)	$162,400

Amortization expense of intangibles was $1.7 million, $1.0 million and $0.6 million for the years ended March 31, 2014, 2013 and 2012, respectively. Amortization expense is expected to be approximately $1.7 million per year for fiscal years 2015 and 2016, $1.5 million in fiscal 2017, and $1.0 million for fiscal years 2018 and 2019.

Other Assets –

Other assets are primarily composed of loan fees and financing costs, deferred expenses, and deposits.

Income Taxes –

Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

Stock Repurchases –

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2014. We did not repurchase any shares in the open market during the years ended March 31, 2014, 2013 and 2012.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $113.1 million, $83.2 million and $66.0 million were classified as cost of goods sold in the years ended March 31, 2014, 2013 and 2012, respectively.

Other income (loss) includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

As of March 31, 2014, we have an accumulated other comprehensive loss of $5.5 million, which is net of income taxes of $3.0 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2014, 2013 and 2012 were $17.0 million, $14.6 million and $18.8 million, respectively.

We made net payments of $41.7 million and $14.8 million for federal and state income taxes in the years ended March 31, 2014 and 2013, respectively, and received a net refund of $8.0 million in the year ended March 31, 2012.

Statements of Consolidated Earnings – Supplemental Disclosures –

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $ 77.4 million, $61.3 million and $37.6 million in the years ended March 31, 2014, 2013 and 2012, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

Selling, general and administrative expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate general and administrative (“G&A”) expenses include administration, financial, legal, employee benefits and other corporate activities and are shown separately in the consolidated statements of earnings. Corporate G&A also includes stock compensation expense. See Note (J), Stock Option Plans, for more information.

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Operating Units Selling, G&A	$50,175	$39,133	$27,695
Corporate G&A	24,552	23,918	19,617

	$74,727	$63,051	$47,312

During fiscal 2012, we repurchased $88.1 million of our senior debt at a premium, which was recorded inclusive of transaction costs. The amount of the premium plus transaction costs was $2.1 million.

Earnings Per Share –

	For the Years Ended March 31,
	2014	2013	2012
Weighted-Average Shares of Common Stock Outstanding	49,090,750	46,622,646	44,224,924
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,574,491	1,984,563	800,748
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(1,032,359)	(1,568,604)	(652,046)
Restricted Stock Units	306,283	301,845	142,355

Weighted-Average Common Stock and Dilutive Securities Outstanding	49,939,165	47,340,450	44,515,981

The “Less Shares Repurchased from Proceeds of Assumed Exercised Options” line includes unearned compensation related to outstanding stock options.

There were 146,696, 1,082,380 and 2,773,279 stock options at an average exercise price of $65.12 per share, $39.65 per share and $42.17 per share that were excluded from the computation of diluted earnings per share for the years ended March 31, 2014, 2013 and 2012, respectively, because such inclusion would have been anti-dilutive.

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

New Accounting Standards –

There are no recent accounting pronouncements that materially impacted our financial statements during the current year, and we do not expect any accounting pronouncements to impact our financial statements in the next fiscal year.

Acquisition, Litigation and Other Expense

Acquisition and litigation expense consists primarily of expenses incurred during our acquisition, as discussed in Note (B), Acquisition, and significant legal expenses incurred during litigation, primarily litigation involving an ongoing lawsuit against the Internal Revenue Service (“IRS”), and an adverse arbitration ruling in fiscal 2012. See Note (I), Commitments and Contingencies, for more information about the outstanding lawsuit with the IRS and the results of the arbitration ruling.

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

Actual and pro forma impact of the Acquisition: The following table presents the net sales and operating income of the Acquired Assets that has been included in our consolidated statement of earnings from November 30, 2012 through March 31, 2013, and for the fiscal year ended March 31, 2014:

	For the Fiscal Year Ended March 31,
	2014	2013
	(dollars in thousands)
Net Sales	$158,764	$28,892
Operating income (loss)	$25,249	$(12,531)

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

(C) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2014	2013
	(dollars in thousands)
Land and Quarries	$171,987	$154,710
Plants	1,357,594	1,324,489
Buildings, Machinery and Equipment	111,263	110,138
Construction in Progress	20,131	10,655

	1,660,975	1,599,992
Accumulated Depreciation	(676,924)	(614,268)

	$984,051	$985,724

Included in Property, Plant and Equipment are $124.9 million and $83.9 million of mining and related assets (net of accumulated depreciation) at March 31, 2014 and 2013, respectively.

(D) Accrued Expenses

Accrued expenses at March 31, 2014 and 2013 consist of the following:

	March 31,
	2014	2013
	(dollars in thousands)
Payroll and Incentive Compensation	$12,855	$11,827
Benefits	10,158	10,349
Interest	4,813	4,813
Property Taxes	2,801	3,235
Power and Fuel	2,132	3,146
Legal	1,831	792
Sales and Use Tax	658	591
Acquisition Related Expenses	—	2,023
Other	6,272	4,573

	$41,520	$41,349

(E) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Bank Credit Facility	$189,000	$297,000
Senior Notes	192,259	192,259

Total Debt	381,259	489,259
Less: Current Portion of Long-term Debt	(9,500)	—

Long-term Debt	$371,759	$489,259

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

The weighted-average interest rate of Senior Notes during fiscal 2014, 2013 and 2012 was 5.81%, 5.81% and 5.78%, respectively. The average interest rate of the Senior Notes was 5.81% at both March 31, 2014 and 2013.

The weighted-average interest rate of bank debt borrowings during fiscal 2014, 2013 and 2012 was 1.9%, 2.0% and 2.6%, respectively. The interest rate on the bank debt was 1.5% and 2.0% at March 31, 2014 and 2013, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2015	$9,500
2016	246,045
2017	8,000
2018	81,214
2019	—
Thereafter	36,500

Total	$381,259

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2014 and throughout the fiscal year.

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

Bank Debt -

On December 16, 2010, we entered into a $300.0 million revolving Credit Facility, which was amended on September 26, 2012 and is scheduled to expire on December 16, 2015. The recent amendment to the Credit Facility increased available revolving borrowings from $300.0 million to $400.0 million (including an increase in the swingline loan sublimit from $15.0 million to $25.0 million) and changed certain provisions in the negative covenants in order to allow for or facilitate the Acquisition, as well as to implement certain related changes to the financial covenants. These financial covenant changes primarily related to amending the definition of Consolidated EBITDA to allow the add-back to consolidated net income of certain transaction and other allocated overhead costs related to the Acquisition that are not expected to be incurred in the future. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1/2%, per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $189.0 million of borrowings outstanding under the Credit Facility at March 31 2014. Based on our Leverage Ratio, we had $203.6 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at March 31, 2014.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2014, we had $7.4 million of letters of credit outstanding.

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

(F) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2014 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$59,526
Series 2005A Tranche C	60,933
Series 2007A Tranche A	9,676
Series 2007A Tranche B	8,624
Series 2007A Tranche C	26,208
Series 2007A Tranche D	40,187

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at March 31, 2014 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at March 31, 2014.

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

As further discussed below, we operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations and a frac sand drying and screening plant. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold in Texas.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Revenues -
Cement	$438,224	$304,125	$243,978
Gypsum Wallboard	387,016	306,529	217,633
Paperboard	130,178	121,930	118,794
Concrete and Aggregates	116,465	56,287	45,515

	1,071,883	788,871	625,920
Less: Intersegment Revenues	(62,094)	(49,987)	(44,757)
Less: Joint Venture Revenues	(111,393)	(96,322)	(86,140)

	$898,396	$642,562	$495,023

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Intersegment Revenues -
Cement	$8,952	$2,850	$3,605
Paperboard	52,119	46,393	40,485
Concrete and Aggregates	1,023	744	667

	$62,094	$49,987	$44,757

Cement Sales Volumes (M tons) -
Wholly-Owned	3,580	2,390	1,857
Joint Venture	1,013	913	866

	4,593	3,303	2,723

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Operating Earnings -
Cement	$89,486	$46,228	$46,850
Gypsum Wallboard	114,852	69,712	6,264
Paperboard	23,610	25,200	16,988
Concrete and Aggregates	(4,678)	(5,388)	(1,097)
Other, net	1,368	(1,232)	356

Sub-Total	224,638	134,520	69,361
Corporate General and Administrative	(24,552)	(23,918)	(19,617)
Other Corporate Charges	—	(10,683)	(9,117)

Earnings Before Interest and Income Taxes	200,086	99,919	40,627
Loss on Debt Retirement	—	—	(2,094)
Interest Expense, net	(18,282)	(15,823)	(16,621)

Earnings Before Income Taxes	$181,804	$84,096	$21,912

Cement Operating Earnings -
Wholly-Owned	$51,675	$13,721	$18,322
Joint Ventures	37,811	32,507	28,528

	$89,486	$46,228	$46,850

Capital Expenditures -
Cement	$12,226	$15,583	$7,753
Gypsum Wallboard	4,825	2,682	3,357
Paperboard	3,354	804	919
Aggregates	34,719	33,829	13,639
Concrete	4,117	103	321
Other, net	249	10	110

	$59,490	$53,011	$26,099

Depreciation, Depletion and Amortization -
Cement	$31,829	$20,658	$15,373
Gypsum Wallboard	20,981	21,045	20,903
Paperboard	8,716	8,824	8,595
Aggregates	5,119	3,820	3,365
Concrete	1,793	1,392	1,022
Corporate and Other	1,583	1,111	866

	$70,021	$56,850	$50,124

	As of March 31,
	2014	2013	2012
	(dollars in thousands)
Identifiable Assets
Cement	$762,578	$756,158	$313,559
Gypsum Wallboard	412,566	425,866	434,967
Paperboard	125,045	129,226	137,483
Aggregates	152,728	108,796	49,009
Concrete	26,835	27,187	12,031
Other, net	31,777	29,000	38,096

	$1,511,529	$1,476,233	$985,145

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

The segment breakdown of goodwill at March 31, 2014 and 2013 is as follows:

	For the Years Ended March 31,
	2014	2013
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

During fiscal 2012, we provided approximately $12.0 million to our Joint Venture for its capital needs, which has been offset against distributions received from the Joint Venture during fiscal 2012 on the Consolidated Statement of Cash Flows.

(H) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$49,604	$19,108	$812
State	2,211	1,089	180

	51,815	20,197	992
Deferred Provision (Benefit) -
Federal	7,691	5,173	1,984
State	(1,945)	982	204

	5,746	6,155	2,188

Provision for Income Taxes	$57,561	$26,352	$3,180

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Earnings Before Income Taxes	$181,804	$84,096	$21,912

Income Taxes at Statutory Rate	$63,631	$29,434	$7,669
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	173	1,346	249
Statutory Depletion in Excess of Cost	(3,512)	(3,110)	(2,619)
Domestic Production Activities Deduction	(3,453)	(1,895)	36
Meals and Entertainment Disallowance	503	337	284
Penalties on Uncertain Tax Positions	213	215	190
Tax Benefits-ASC 740 Accruals and State Amnesty Programs	—	(42)	(2,558)
Other	6	67	(71)

Provision for Income Taxes	$57,561	$26,352	$3,180

Effective Tax Rate	32%	31%	15%

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

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$6,875	$7,038	$4,617
Bad Debts	(224)	(73)	(119)
Uniform Capitalization	(1,127)	(14)	(1,004)
Accrual Changes	(1,075)	(1,169)	1,107
Uncertain Tax Position Accruals	213	173	(2,264)
Prepaid Insurance	424	—	—
Other	660	200	(149)

	$5,746	$6,155	$2,188

Components of deferred income taxes are as follows:

	March 31,
	2014	2013
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(144,619)	$(142,343)
Repair Parts	(4,545)	(3,827)
State Income Taxes	(7,648)	(8,967)
Other	(4,997)	(4,277)

Total Deferred Tax Liabilities	$(161,809)	$(159,414)

Items Giving Rise to Deferred Tax Assets -
Accrual Changes	$9,946	$13,352
Bad Debts	2,122	1,898
Uniform Capitalization	2,131	1,004
Other	2,398	4,321

Total Deferred Tax Assets	$16,597	$20,575

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2014	2013
	(dollars in thousands)
Prepaid and Other Assets	561	189

Deferred Income Taxes	$(145,773)	$(139,028)

Uncertain tax position –

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

Reconciliation of the consolidated liability for gross unrecognized tax benefits, excluding interest, from April 1, 2011 to March 31, 2014, is as follows:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Balance at Beginning of Year	$24,589	$25,890	$28,450
Increase related to prior tax positions	213	215	534
Decrease related to prior tax positions	—	(1,516)	(2,797)
Payments	—	—	(297)

	$24,802	$24,589	$25,890

We recognize penalties associated with uncertain tax positions as part of the tax provision, while interest associated with uncertain tax positions is included in interest expense. The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Accrued interest recognized	$641	$409	$(903)

Accrued penalties recognized	$213	$173	$190

Accrued interest related to our uncertain tax positions totaled $4.4 million and $3.8 million at March 31, 2014 and 2013, respectively, while accrued penalties totaled $3.2 million and $3.0 million at March 21, 2014, and 2013, respectively. The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate at March 31, 2014 was $24.8 million, of which $14.9 million has been deducted on our tax returns.

In May 2011, we filed a lawsuit against the Internal Revenue Service (“IRS”) in Federal District Court to recover all of the amounts paid to the IRS with respect to our uncertain tax position for 2001 to 2006. If we were to prevail, we would receive a refund of up to $106.6 million related to federal and state taxes, interest and penalties paid since fiscal 2008. Any refund of income taxes or penalties received from the IRS would be recorded as a tax benefit and impact our effective tax rate. Any refund of interest would reduce future interest expense. Additionally, we would reduce other long-term liabilities by $29.2 million, which is comprised of $24.8 million related to our unrecognized tax benefit, including penalties, and $4.4 for accrued interest on the uncertain tax position, which would also impact our tax provision.

In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case before the Federal District Court. See Footnote (I), Commitments and Contingencies, for more information about the lawsuit against the IRS.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements to secure funding obligations on retentions relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2014, we had contingent liabilities under these outstanding letters of credit of approximately $7.4 million.

We are currently contingently liable for performance under $16.0 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid and paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011, we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In September 2013, the judge heard arguments on each party’s motion for summary judgment and in November of 2013 the judge denied each such motion. The judge scheduled the trial for September 2014.

At this time we are unable to predict with certainty the ultimate outcome or how much of the amounts paid for tax, interest and penalties to the IRS and state taxing authorities will be recovered, if any. In the event we reach a settlement through negotiation or in the courts, we will reverse any amounts in excess of the settlement through the Consolidated Statement of Earnings in the period such settlement is reached.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports as required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. NCC met with the EPA in December 2010, September 2012 and May 2014 to present its defenses and to discuss a resolution of the alleged violations. EPA and NCC remain in discussions regarding the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

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

While American Gypsum’s production of written discovery is substantially complete, discovery is ongoing. Due to the fact that these claims remain in a preliminary phase, and the plaintiffs have not specified the amount of any damages they are seeking, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2014. The contracts are for approximately 25% of our anticipated natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2014, 2013 and 2012 totaled $3.2 million, $1.6 million and $1.7 million, respectively. Minimum annual rental commitments as of March 31, 2014, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2015	$3,155
2016	$2,829
2017	$2,617
2018	$2,004
2019	$2,003
Thereafter	$4,731

(J) Stock Option Plans

On August 7, 2013 our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the “Plan”), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (“RSUs”), restricted stock and stock appreciation rights to employees of the Company and members of the Board of Directors. Awards that were already outstanding prior to the approval of the Plan on August 7, 2013 remain outstanding. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

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

All stock options issued during fiscal 2014 and 2013 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2014 and 2013 are as follows:

	2014	2013
Dividend Yield	2.0%	2.0%
Expected Volatility	44.6%	44.1%
Risk Free Interest Rate	2.04%	1.7%
Expected Life	7.0 years	7.9 years

Stock option expense for all outstanding stock option awards was approximately $5.3 million, $4.0 million and $1.4 million, for the years ended March 31, 2014, 2013 and 2012, respectively. The expense for 2012 reflects credits of $1.3 million, resulting from our updated assessment of future compliance with performance conditions associated with certain stock option grants. At March 31, 2014, there was approximately $8.2 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.0 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	3,022,592	$37.83	3,241,322	$36.11	3,323,786	$35.60
Granted	256,989	$68.00	569,679	$34.64	474,124	$26.41
Exercised	(485,582)	$29.72	(746,131)	$27.64	(383,811)	$18.57
Cancelled	(5,000)	$53.22	(42,278)	$42.21	(172,777)	$38.69

Outstanding Options at End of Year	2,788,999	$41.83	3,022,592	$37.83	3,241,322	$36.11

Options Exercisable at End of Year	818,215		986,187		1,567,734

Weighted Average Fair Value of Options Granted during the Year		$26.35		$13.28		$10.29

The following table summarizes information about stock options outstanding at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $30.74	679,191	5.02	$26.50	559,762	$26.26
$33.08 - $40.78	558,000	7.24	$34.40	206,274	$35.13
$47.53 - $87.34	1,551,808	1.86	$51.21	52,179	$65.20

	2,788,999	3.70	$41.83	818,215	$30.98

At March 31, 2014, the aggregate intrinsic value for outstanding and exercisable options was approximately $130.6 million and $47.2 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2014 was approximately $22.1 million.

Restricted Stock Units. Expense related to RSUs was approximately $1.6 million and $1.5 million in fiscal years ended March 31, 2013 and 2012, respectively. There was no expense related to RSUs for the fiscal year ended March 31, 2014. At March 31, 2014, there were approximately 20,000 unvested RSUs, with approximately $0.1 million of unearned compensation, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.0 years.

Restricted Stock. In August 2013, the Compensation Committee also approved the granting of an aggregate of 93,186 shares of restricted stock to certain key employees at both the corporate and subsidiary level (the “Fiscal 2014 Employee Restricted Stock Award”) that will be earned if our ten year return on equity is at least 15% at March 31, 2014. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals. The Compensation Committee has certified that the performance criterion was met at March 31, 2014; therefore, all shares were earned. Restriction on the shares will lapse ratably over five years. The first fifth lapsed on May 9, 2014, and the remaining restrictions lapsing on March 31, 2015 through 2018. The value of the Fiscal 2014 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period. In August 2013, we granted 5,761 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2014 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2014 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with the Company’s director retirement policy.

Expense related to restricted shares was $4.8 million, $3.4 million and $2.6 million in fiscal years ended March 31, 2014, 2013 and 2012, respectively. At March 31, 2014, there were approximately 560,000 shares with remaining restrictions for which $15.0 million of unearned compensation, net of estimated forfeitures, will be recognized over a weighted-average period of 3.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 3,981,878 at March 31, 2014. Of the available shares, up to 1,538,021 can be used for future restricted stock and restricted stock unit grants.

(K) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Interest Income	$(5)	$(53)	$(6)
Interest Expense	16,751	14,769	16,969
Interest Expense (Income) – IRS	641	409	(903)
Other Expenses	895	698	561

Interest Expense, net	$18,282	$15,823	$16,621

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2014 and a statement of the funded status as of March 31, 2014 and 2013:

	For the Years Ended March 31,
	2014	2013
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$29,586	$24,735
Service Cost - Benefits Earned During the Period	1,129	785
Interest Cost on Projected Benefit Obligation	1,222	1,222
Actuarial (Gain) Loss	(1,237)	3,576
Benefits Paid	(808)	(732)

Benefit Obligation at March 31,	$29,892	$29,586

Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$18,693	$17,310
Actual Return on Plan Assets	1,735	1,598
Employer Contributions	1,569	517
Benefits Paid	(808)	(732)

Fair Value of Plans at March 31,	21,189	18,693

Funded Status -
Unfunded Status at March 31,	$(8,703)	$(10,893)

Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(8,703)	$(10,893)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	8,419	10,812
Prior Service Cost	15	22

Accumulated Other Comprehensive Losses	$8,434	$10,834
Tax impact	(2,952)	(3,792)

Accumulated Other Comprehensive Losses, net of tax	$5,482	$7,042

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2014	2013
	(dollars in thousands)
Projected Benefit Obligation	$29,892	$29,586
Accumulated Benefit Obligation	$29,827	$29,497
Fair Value of Plan Assets	$21,189	$18,693

Net periodic pension cost for the fiscal years ended March 31, 2014, 2013 and 2012, included the following components:

	For the Years Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$1,129	$785	$561
Interest Cost of Projected Benefit Obligation	1,222	1,222	1,104
Expected Return on Plan Assets	(1,506)	(1,371)	(1,293)
Recognized Net Actuarial Loss	921	980	242
Amortization of Prior-Service Cost	11	21	33

Net Periodic Pension Cost	$1,777	$1,637	$647

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (in thousands):

Fiscal Years	Total
2015	$978
2016	$1,065
2017	$1,113
2018	$1,184
2019	$1,280
2020-2024	$8,307

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2014	2013	2012
Net Periodic Benefit Costs -
Discount Rate	4.20%	4.56%	5.61%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2014	2013
Benefit Obligations -
Discount Rate	4.41%	4.20%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2014 and 2013 and the range of target allocation are as follows:

	Range of Target	Percentage of Plan Assets at March 31,
	Allocation	2014	2013
Asset Category -
Equity Securities	40 – 60%	65%	60%
Debt Securities	35 – 60%	30%	30%
Other	0 – 5%	5%	10%

Total		100%	100%

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

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2015.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2014 and 2013 were as follows:

	March 31,
	2014	2013
	(dollars in thousands)
Equity Securities	$13,973	$12,034
Fixed Income Securities	6,526	5,752
Real Estate Funds	130	287
Commodity Linked Funds	170	420
Cash Equivalents	390	200

Total	$21,189	$18,693

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A).

The fair values by category of inputs as of March 31, 2014 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$13,973	$—	$13,973
Fixed Income Securities	—	6,526	—	6,526
Real Estate Funds	—	130	—	130
Commodity Linked Funds	—	170	—	170
Cash Equivalents	390	—	—	390

	$390	$20,799	$—	$21,189

The fair values by category of inputs as of March 31, 2013 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$12,034	$—	$12,034
Fixed Income Securities	—	5,752	—	5,752
Real Estate Funds	—	287	—	287
Commodity Linked Funds	—	420	—	420
Cash Equivalents	200	—	—	200

	$200	$18,493	$—	$18,693

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute a certain percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in any Company contributions over a six year period for salaried employees and a three year period for hourly employees. Costs relating to the employer discretionary contributions for our contribution plan totaled $4.5 million, $3.3 million and $2.5 million in fiscal years 2014, 2013 and 2012, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans included the seller’s 401(k) plan which included employer matching percentages for hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $0.2 million, $0.1 million and $0.1 million for these employees during fiscal years 2014, 2013 and 2012, respectively.

As part of the Acquisition, we became party to certain multi-employer pension plans and health and welfare plans. Approximately sixty of our employees belong to five different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire between June 2014 and March 2017. Our expense related to these plans was approximately $1.0 million and $0.2 million during fiscal years 2014 and 2013, respectively. We anticipate the total expense in fiscal 2015 related to these plans will be approximately $1.0 million.

(M) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2014	2013
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$227,044	$154,042
Gross Profit	46,604	22,897
Earnings Before Income Taxes	44,516	19,914
Net Earnings	30,101	13,978
Diluted Earnings Per Share	$0.60	$0.31
Second Quarter -
Revenues	$252,646	$164,659
Gross Profit	59,479	32,489
Earnings Before Income Taxes	58,688	26,125
Net Earnings	39,903	17,953
Diluted Earnings Per Share	$0.80	$0.40
Third Quarter -
Revenues	$228,812	$164,743
Gross Profit	49,848	31,261
Earnings Before Income Taxes	48,833	27,301
Net Earnings	31,621	17,980
Diluted Earnings Per Share	$0.63	$0.37
Fourth Quarter -
Revenues	$189,894	$159,118
Gross Profit	29,528	16,598
Earnings Before Income Taxes	29,767	10,756
Net Earnings	22,618	7,833
Diluted Earnings Per Share	$0.45	$0.16

The fourth quarter of fiscal 2014 was adversely impacted by the annual maintenance outage of approximately $4.5 million at our Illinois cement plant. This outage has historically occurred in April or May of the fiscal year. The fourth quarter of fiscal 2014 was also adversely impacted by approximately $1.3 million in legal costs, $1.5 million in maintenance, and $0.9 million in increased natural gas costs for our gypsum wallboard business. The increase in maintenance costs was due to the timing of certain major maintenance projects, while the increase in natural gas was due to increased market prices.

The fourth quarter of fiscal 2013 includes approximately $14.0 million of repair and maintenance expense at our two new cement facilities. This expense was incurred during extended outages at each plant, and consisted primarily of standard maintenance and repairs. Additionally, we incurred acquisition and litigation expenses of approximately $2.4 million related to the Acquisition and our lawsuit against the IRS, as disclosed in Note (B), Acquisition, and Note (I), Commitments and Contingencies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and Subsidiaries at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Materials Inc. internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 23, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 23, 2014

Texas Lehigh Cement Company LP

Statements of Earnings

(dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Net sales	$207,784	$181,943	$166,149
Cost of goods sold	131,668	114,437	106,904

Gross margin	76,116	67,506	59,245
Selling, general, and administrative expenses	4,210	4,249	4,060

Operating income	71,906	63,257	55,185
Interest and other income	639	240	423
Equity in earnings of joint venture	1	1	—
Texas margin tax	(710)	(622)	(558)

Net income	$71,836	$62,876	$55,050

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Comprehensive Earnings

(dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Net Income	$71,836	$62,876	$55,050
Net actuarial gains (losses) of defined benefit plans:
Unrealized gain (loss) during the period	1,420	(792)	(1,910)
Amortization of net actuarial loss	348	326	150

Comprehensive income	$73,604	$62,410	$53,290

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

(dollars in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$296	$1,808
Receivables:
Accounts and notes receivable, net of allowance for doubtful accounts and discounts of $1,460 and $752	30,214	25,323
Inventories:
Cement	4,007	3,301
Raw materials and materials-in-process	6,364	8,145
Parts and supplies	14,993	13,380

Total inventories	25,364	24,826
Prepaid assets	1,158	1,102

Total current assets	57,032	53,059

Property, plant and equipment:
Land, including quarry	3,752	3,752
Cement plant	122,773	122,644
Mobile equipment and other	5,515	5,208
Furniture and fixtures	416	416
Construction-in-progress	1,085	496

Total property, plant and equipment	133,541	132,516
Less accumulated depreciation and depletion	(109,558)	(107,727)

Property, plant and equipment, net	23,983	24,789
Notes receivable	—	538
Investment in joint venture	18,794	18,793

Total assets	$99,809	$97,179

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$11,177	$8,424
Accrued liabilities	4,953	4,296
Due to affiliates	221	193

Current liabilities	16,351	12,913

Pension and other long term liabilities	3,266	4,678

Commitments and contingencies	—	—
Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	80	79
Lehigh Portland Holdings, LLC	80	79
Limited Partners’ Capital:
TLCC LP LLC	40,016	39,715
Lehigh Portland Investments, LLC	40,016	39,715

Total partners’ capital	80,192	79,588

Total liabilities and partners’ capital	$99,809	$97,179

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

(dollars in thousands)

	General Partners’ Capital		Limited Partners’ Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
Balance at December 31, 2010	$61	$61	$30,633	$30,633	$61,388
Net income for the year	55	55	27,470	27,470	55,050
Other comprehensive loss	(1)	(1)	(879)	(879)	(1,760)
Distribution of earnings	(43)	(43)	(21,457)	(21,457)	(43,000)

Balance at December 31, 2011	$72	$72	$35,767	$35,767	$71,678
Net income for the year	63	63	31,375	31,375	62,876
Other comprehensive loss	(1)	(1)	(232)	(232)	(466)
Distribution of earnings	(55)	(55)	(27,195)	(27,195)	(54,500)

Balance at December 31, 2012	$79	$79	$39,715	$39,715	$79,588
Net income for the year	72	72	35,846	35,846	71,836
Other comprehensive gain	2	2	882	882	1,768
Distribution of earnings	(73)	(73)	(36,427)	(36,427)	(73,000)

Balance at December 31, 2013	$80	$80	$40,016	$40,016	$80,192

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows

(dollars in thousands)

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,836	$62,876	$55,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,306	3,782	3,306
Gain on sales of equipment	(5)	(11)	(13)
Equity in earnings of unconsolidated joint venture	(1)	(1)	—
Changes in assets and liabilities:
Trade accounts receivable	(5,014)	(2,450)	404
Notes receivable	661	(502)	330
Inventories	(538)	(5,302)	(4,054)
Prepaid assets	(56)	(159)	(265)
Accounts payable	2,753	(260)	1,202
Accrued liabilities and due to affiliates	1,041	346	(190)

Net cash provided by operating activities	73,983	58,319	55,770

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(2,500)	(4,684)	(13,031)
Distributions from joint venture	—	—	1,050
Proceeds from sale of equipment	5	11	13

Net cash used in investing activities	(2,495)	(4,673)	(11,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(73,000)	(54,500)	(43,000)

Net cash used in financing activities	(73,000)	(54,500)	(43,000)

Net increase (decrease) in cash and cash equivalents	(1,512)	(854)	802
Cash and cash equivalents at beginning of year	1,808	2,662	1,860

Cash and cash equivalents at end of year	$296	$1,808	$2,662

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

We evaluated all events or transactions that occurred after December 31, 2013 up through May 23, 2014, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Concentration of Risk -

One customer accounted for 15.9%, 20.9% and 23.1% of cement sales for 2013, 2012 and 2011, respectively, and 9.7% and 12.2% of accounts receivable at December 31, 2013 and 2012, respectively.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of earnings. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2013 and 2012, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Freight costs of $17.4 million, $18.8 million and $17.9 million were included in cost of goods sold in 2013, 2012 and 2011, respectively.

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

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Comprehensive Income -

As of December 31, 2013, Texas Lehigh has an accumulated comprehensive loss of $2.2 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported as a component of partners’ capital.

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

(C) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were $54.0 million, $33.3 million and $32.9 million, and cost of sales was $44.6 million, $28.2 million and $28.0 million for 2013, 2012 and 2011, respectively.

(D) Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 consist of the following:

	Year ended December 31,
	2013	2012
Payroll and incentive compensation	$1,615	$1,419
Benefits and insurance	542	520
Property taxes	1,951	1,590
Other	845	767

	$4,953	$4,296

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

(E) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, requires accrual or disclosure at December 31, 2013.

Texas Lehigh has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for the years ended December 31, 2013 and 2012 totaled $1.8 million and $1.6 million, respectively. Minimum annual rental commitments as of December 31, 2013, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2014	$1,549
2015	$1,615
2016	$1,679
2017	$1,743
2018	$1,640
Thereafter	$2,568

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

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

The following table provides a reconciliation of the defined benefit pension plan obligations and fair value of plan assets over the two-year period ended December 31, 2013 and a statement of the funded status as of December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Reconciliation of Benefit Obligations:
Benefit obligation at January 1	$8,363	$6,990
Service cost	267	237
Interest cost on projected benefit obligation	328	278
Actuarial (gain) loss	(1,126)	953
Benefits paid	(107)	(95)

Benefit obligation at December 31	7,725	8,363

Reconciliation of Fair Value of Plan Assets:

Fair value of plan assets at January 1	5,153	4,275
Actual return on plan assets	687	495
Employer contributions	247	478
Benefits paid	(107)	(95)

Fair value of plan assets at December 31	$5,980	$5,153

Unfunded status at December 31	$(1,745)	$(3,210)

	December 31,
	2013	2012
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(1,745)	$(3,210)
Accumulated Other Comprehensive Income:
Net Actuarial Loss	$2,163	$3,927
Prior Service Cost	—	3

Net Accumulated Other Comprehensive Income	$2,163	$3,930

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2013	2012
Projected Benefit Obligation	$7,725	$8,362
Accumulated Benefit Obligation	$7,722	$8,361
Fair Value of Plan Assets	$5,980	$5,153

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Net periodic pension cost for the fiscal years ended December 31, 2013, 2012 and 2011 included the following components:

	Year ended December 31,
	2013	2012	2011
Service cost – benefits earned during the period	$267	$237	$176
Interest cost of projected benefit obligation	328	278	275
Expected return on plan assets	(391)	(337)	(334)
Recognized net actuarial loss	342	306	152
Amortization of prior-service cost	4	22	21

Net periodic pension cost	$550	$506	$290

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2014	$167
2015	178
2016	189
2017	219
2018	222
2019 – 2023	$1,675

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2013	2012	2011
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.75%	4.00%	4.00%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.00%	4.00%	5.25%
Long-term rate of return on plan assets	7.50%	7.50%	8.00%
Compensation increase rate	4.00%	4.00%	4.00%

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

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

The pension plan weighted-average asset allocation at year-end 2013 and 2012 and the range of target follows:

	Range of Target	Percentage of Plan Assets at Year-End
	Allocation	2013	2012
Asset category:
Equity securities	40-60%	52%	61%
Debt securities	35-60%	45%	37%
Other	0-5%	3%	2%

Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh anticipates making contributions of approximately $0.5 million to the pension plan during 2014.

The fair values of our defined benefit plans’ consolidated assets by category as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Equity Securities	$3,095	$3,129
Fixed Income Securities	2,718	1,903
Cash Equivalents	167	121

Total	$5,980	$5,153

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note A. The fair values by category of inputs were as follows:

December 31, 2013
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$3,095	$—	$3,095
Fixed Income Securities (a)	—	2,718	—	2,718
Cash Equivalents (a)	—	167	—	167

	$—	$5,980	$—	$5,980

December 31, 2012
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$3,129	$—	$3,129
Fixed Income Securities (a)	—	1,903	—	1,903
Cash Equivalents (a)	—	121	—	121

	$—	$5,153	$—	$5,153

(a)	These funds are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $0.6 million, $0.6 million, and $0.4 million in 2013, 2012 and 2011, respectively.

(G) Related-Party Transactions

Texas Lehigh had sales to affiliates of $29.7 million, $20.6 million and $25.5 million in 2013, 2012 and 2011, respectively, of which $5.5 million and $3.5 million is included in trade accounts receivable at December 31, 2013 and 2012. Texas Lehigh purchased $1.0 million, $0.7 million and $1.5 million of cement from Lehigh in 2013, 2012 and 2011, respectively, and also purchased $24.1 million, $14.9 million and $12.9 million of cement from HCC in 2013, 2012 and 2011, respectively. Texas Lehigh accrued $2.2 million and $0.9 million for purchased cement received from these affiliates but not paid for at December 31, 2013 and 2012, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $2.4 million, $2.5 million and $2.4 million during 2013, 2012 and 2011. At December 31, 2013 and 2012, Texas Lehigh had accrued liabilities of $0.3 million and $0.2 million, respectively, for the reimbursement of expenses paid by EXP.

REPORT OF INDEPENDENT AUDITORS

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying financial statements of Texas Lehigh Cement Company LP, which comprise the balance sheets as of December 31, 2013 and 2012, and the related statements of earnings, comprehensive earnings, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 23, 2014

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2014. The effectiveness of our internal control over financial reporting as of March 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Eagle Materials Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eagle Materials Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2014 and our report dated May 23, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 23, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 7, 2014 Annual Meeting of Stockholders (the “2014 EXP Proxy Statement”):

Items	Caption in the 2014 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

See Item 10 above.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2014. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders	2013	2,788,999	$41.83	3,981,878
Equity compensation plans not approved by stockholders		—	—	—

		2,788,999	$41.83	3,981,878

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

(3)	Exhibits

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 102-106 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 23, 2014	/s/ Steven R. Rowley
Steven R. Rowley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 23, 2014	/s/ Steven R. Rowley
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

May 23, 2014	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 23, 2014	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 23, 2014	/s/ F. William Barnett
F. William Barnett, Director

May 23, 2014	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 23, 2014	/s/ Robert L. Clarke
Robert L. Clarke, Director

May 23, 2014	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 23, 2014	/s/ Laurence E. Hirsch
Laurence E. Hirsch, Director

May 23, 2014	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 23, 2014	/s/ David W. Quinn
David W. Quinn, Director

May 23, 2014	/s/ Richard R. Stewart
Richard R. Stewart, Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

Exhibit Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 and incorporated herein by reference.

2.2	Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 and incorporated herein by reference.

2.3	Asset Purchase Agreement dated September 26, 2012 filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.2	Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 and incorporated herein by reference.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 and incorporated herein by reference.

3.4	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008 and incorporated herein by reference.

3.5	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2012 and incorporated herein by reference.

4.1	Second Amended and Restated Credit Agreement dated as of December 16, 2010 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Branch Banking and Trust Company as Co-Syndication Agents, and Regions Bank and Wells Fargo Bank, N.A. as Co-Documentation Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2010 and incorporated herein by reference.

4.1 (a)	First Amendment to Second Amended and Restated Credit Agreement dated September 26, 2012 filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

4.2	Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 and incorporated herein by reference.

4.2 (a)	First Amendment to Note Purchase Agreement (Series 2005A) dated September 26, 2012 filed as Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

4.3	Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 and incorporated herein by reference.

4.3 (a)	First Amendment to Note Purchase Agreement (Series 2007A) dated September 26, 2012 filed as Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

10.1	Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.2	Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K and incorporated herein by reference.

10.3	The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 and incorporated herein by reference. (1)

10.3 (a)	Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3 (b)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3 (c)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3 (d)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 7, 2007 and incorporated herein by reference. (1)

10.3 (e)	Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 and incorporated herein by reference. (1)

10.3 (f)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 7, 2009 and incorporated herein by reference. (1)

10.3 (g)	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference. (1)

10.3 (h)	Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference. (1)

10.3 (i)	Form of Director Non-Qualified Stock Option Agreement filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010 and incorporated herein by reference. (1)

10.3 (j)	Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (k)	Form of Restricted Stock Agreement filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (l)	Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 and incorporated herein by reference. (1)

10.3 (m)	Form of Non-Qualified Stock Option Agreement for Management filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (n)	Form of Restricted Stock Agreement for Management filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (o)	Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (p)	Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (q)	Form of Non-Qualified Stock Option Agreement for Management filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

10.3 (r)	Form of Restricted Stock Agreement for Management filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

10.3 (s)	Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

10.3 (t)	Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.5to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

10.3 (u)	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2014 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference. (1)

10.3 (v)	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2014 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference. (1)

10.3 (w)	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2014 filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference. (1)

10.3 (x)	Eagle Materials Inc. American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2014 filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2013, and incorporated herein by reference. (1)

10.3 (y)	Eagle Materials Inc. Special Situation Program for Fiscal Year 2014 filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 22, 2013 and incorporated herein by reference. (1)

10.4	The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference. (1)

10.4(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5	Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

10.6	Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005 and incorporated herein by reference.

10.7	Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the 2001 Form 10-K and incorporated herein by reference. Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.8	Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the 2004 Form 10-K and incorporated herein by reference.

10.9	Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.