Form 10-Q
period 2014-06-30
EAGLE MATERIALS INC
filed 2014-08-08
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 4, 2014, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	50,200,124

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2014	2013
Revenues	$266,251	$227,044
Cost of Goods Sold	209,850	180,440

Gross Profit	56,401	46,604
Equity in Earnings of Unconsolidated Joint Venture	9,800	7,878
Corporate General and Administrative Expense	(7,042)	(5,594)
Other Income (Expense)	679	583
Interest Expense, Net	(4,052)	(4,955)

Earnings before Income Taxes	55,786	44,516
Income Taxes	(18,076)	(14,415)

Net Earnings	$37,710	$30,101

EARNINGS PER SHARE
Basic	$0.76	$0.61

Diluted	$0.75	$0.60

AVERAGE SHARES OUTSTANDING
Basic	49,501,847	48,955,724

Diluted	50,287,452	49,810,170

CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,
	2014	2013
Net Earnings	$37,710	$30,101
Net Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss, net of tax expense of $57 and $83	106	155

Comprehensive Earnings	$37,816	$30,256

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$6,541	$6,482
Accounts and Notes Receivable, net	134,108	102,917
Inventories	182,470	187,096
Prepaid and Other Assets	8,290	10,465

Total Current Assets	331,409	306,960

Property, Plant and Equipment -	1,682,543	1,660,975
Less: Accumulated Depreciation	(691,946)	(676,924)

Property, Plant and Equipment, net	990,597	984,051
Notes Receivable	3,197	3,063
Investment in Joint Venture	44,434	43,008
Goodwill and Intangible Assets, net	160,262	160,690
Other Assets	14,468	13,757

	$1,544,367	$1,511,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$57,803	$57,098
Accrued Liabilities	34,894	41,520
Income Taxes Payable	19,956	702
Current Portion of Long-term debt	9,500	9,500

Total Current Liabilities	122,153	108,820
Long-term Debt	358,759	371,759
Other Long-term Liabilities	53,177	53,678
Deferred Income Taxes	142,094	145,773

Total Liabilities	676,183	680,030

Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,153,937 and 50,058,738 Shares, respectively	502	501
Capital in Excess of Par Value	257,407	253,524
Accumulated Other Comprehensive Losses	(5,377)	(5,483)
Retained Earnings	615,652	582,957

Total Stockholders’ Equity	868,184	831,499

	$1,544,367	$1,511,529

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$37,710	$30,101
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	17,290	17,221
Deferred Income Tax Provision	(3,742)	(892)
Stock Compensation Expense	2,936	1,805
Excess Tax Benefits from Share Based Payment Arrangements	(492)	(764)
Equity in Earnings of Unconsolidated Joint Venture	(9,800)	(7,878)
Distributions from Joint Venture	8,375	9,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(31,325)	(30,075)
Inventories	4,626	(7,817)
Accounts Payable and Accrued Liabilities	(6,263)	(8,157)
Other Assets	1,237	1,456
Income Taxes Payable	19,746	14,111

Net Cash Provided by Operating Activities	40,298	18,861

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(23,181)	(21,237)

Net Cash Used in Investing Activities	(23,181)	(21,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(13,000)	8,000
Dividends Paid to Stockholders	(5,005)	(4,954)
Proceeds from Stock Option Exercises	1,023	1,699
Shares Redeemed to Settle Employee Taxes on Restricted Shares	(568)	(286)
Excess Tax Benefits from Share Based Payment Arrangements	492	764

Net Cash Provided by (Used in) Financing Activities	(17,058)	5,223

NET INCREASE IN CASH AND CASH EQUIVALENTS	59	2,847
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,482	3,897

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,541	$6,744

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2014 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2014.

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

(B) CASH FLOW INFORMATION - SUPPLEMENTAL

Cash payments made for interest were $6.6 million and $7.5 million for the three month periods ended June 30, 2014 and 2013, respectively. Net payments made for federal and state income taxes were $0.4 million during each of the three months ended June 30, 2014 and 2013.

(C) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $6.1 million and $5.8 million at June 30, 2014 and March 31, 2014, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $9.1 million at June 30, 2014, of which approximately $5.9 million are classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.3% which will vary based on changes in LIBOR. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2014 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At June 30, 2014, approximately $0.3 million of our allowance for doubtful accounts is related to our notes receivable.

(D) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2014 (dollars in thousands)

Common Stock –
Balance at Beginning of Period	$501
Stock Option Exercises	1

Balance at End of Period	502

Capital in Excess of Par Value –
Balance at Beginning of Period	253,524
Stock Compensation Expense	2,936
Shares Redeemed to Settle Employee Taxes	(568)
Stock Option Exercises	1,515

Balance at End of Period	257,407

Retained Earnings –
Balance at Beginning of Period	582,957
Dividends Declared to Stockholders	(5,015)
Net Earnings	37,710

Balance at End of Period	615,652

Accumulated Other Comprehensive Losses –
Balance at Beginning of Period, net of tax	(5,483)
Pension Plan Actuarial losses	106

Balance at End of Period, net of tax	(5,377)

Total Stockholders’ Equity	$868,184

There were no open market share repurchases during the three month period ended June 30, 2014. As of June 30, 2014, we have authorization to purchase an additional 717,300 shares.

(E) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2014	March 31, 2014
	(dollars in thousands)
Raw Materials and Material-in-Progress	$79,486	$82,319
Finished Cement	21,168	19,173
Gypsum Wallboard	6,059	7,144
Frac Sand	245	275
Aggregates	11,786	11,815
Paperboard	2,997	4,102
Repair Parts and Supplies	53,758	56,119
Fuel and Coal	6,971	6,149

	$182,470	$187,096

(F) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2014	March 31, 2014
	(dollars in thousands)
Payroll and Incentive Compensation	$10,135	$12,855
Benefits	9,839	10,158
Interest	2,018	4,813
Property Taxes	3,462	2,801
Power and Fuel	2,304	2,132
Sales and Use Tax	681	658
Legal	1,210	1,831
Other	5,245	6,272

	$34,894	$41,520

(G) SHARE-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans -

Options. In June 2014, the Compensation Committee approved an incentive equity award of an aggregate of 193,636 stock options pursuant to the Plan to certain officers and key employees (the “Fiscal 2015 Employee Stock Option Grant”) that will be earned if our ten year return on equity is at least 15% at March 31, 2015. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals. Following any such reduction, the earned options will vest ratably over three years, with the first third vesting promptly following the determination date, and the remaining options vesting on March 31, 2016 and 2017. The stock options have a term of ten years from the date of grant. The Fiscal 2015 Employee Stock Option Grant was valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2015 are as follows:

Fiscal 2015
Dividend Yield	2.0%
Expected Volatility	44.8%
Risk Free Interest Rate	1.8%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.4 million and $0.8 million for the three month periods ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was approximately $13.0 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table represents stock option activity for the quarter ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	2,788,999	$41.83
Granted	198,636	$87.53
Exercised	(26,671)	$38.37
Cancelled	(1,269,500)	$47.53

Outstanding Options at End of Period	1,691,464	$43.05

Options Exercisable at End of Period	1,058,583

Weighted-Average Fair Value of Options Granted during the Period	$32.14

The following table summarizes information about stock options outstanding at June 30, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 - $ 30.74	679,191	4.77	$26.50	670,191	$26.47
$33.08 - $ 40.78	519,799	7.34	$34.15	337,183	$34.27
$53.22 - $ 74.10	288,838	8.59	$66.59	51,209	$65.34
$87.34 - $ 93.56	203,636	9.92	$87.52	—	—

	1,691,464	6.83	$43.05	1,058,583	$30.84

At June 30, 2014, the aggregate intrinsic value for outstanding options was $86.7 million and the aggregate intrinsic value of exercisable options was $67.2 million. The total intrinsic value of options exercised during the three month period ended June 30, 2014 was approximately $1.5 million.

Restricted Stock. In June 2014, the Compensation Committee approved the granting of an aggregate of 80,416 shares of restricted stock to certain officers and key employees (the “Fiscal 2015 Employee Restricted Stock Award”) that will be earned if our ten year return on equity is at least 15% at March 31, 2015. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals. Following any such reduction, restrictions on the earned shares will lapse ratably over five years, with the first fifth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2016 through 2019. The value of the Fiscal 2015 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period.

Expense related to restricted shares was $1.5 million and $0.9 million for the three month periods ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was approximately $20.8 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,979,185 at June 30, 2014.

(H) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2014	2013
Weighted-Average Shares of Common Stock Outstanding	49,501,847	48,955,724
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,483,664	1,702,973
Less Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(974,265)	(1,141,008)
Restricted Shares	276,206	292,481

Weighted-Average Common and Common Equivalent Shares Outstanding	50,287,452	49,810,170

At June 30, 2014 and 2013, 121,800 and 21,000 stock options, respectively, were excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. During the quarter ended June 30, 2014, approximately 1,270,000 options expired without the performance criteria having been met.

(I) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Service Cost – Benefits Earned during the Period	$236	$196
Interest Cost of Benefit Obligations	315	305
Expected Return on Plan Assets	(414)	(343)
Recognized Net Actuarial Loss	155	245
Amortization of Prior-Service Cost	3	6

Net Periodic Pension Cost	$295	$409

(J) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2014 was approximately 32.4%, which has increased from the prior year due to the reduction in the impact of our depletion deduction caused by increased earnings in fiscal year 2015, as compared to fiscal 2014.

In September 2013, the Internal Revenue Service enacted final guidance regarding the deduction and capitalization of expenditures related to tangible property (“tangible property regulations”). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under section 167 regarding accounting for and retirement of depreciable property and regulations under section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, which includes the Company, and generally apply to taxable years beginning on or after January 1, 2014, which will impact us for the fiscal year ending March 31, 2015. We have evaluated the tangible property regulations and determined the regulations will not have a material impact on our financial condition, results of operations or cash flows.

(K) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2014	March 31, 2014
	(dollars in thousands)
Credit Facility	$176,000	$189,000
Senior Notes	192,259	192,259

Total Debt	368,259	381,259
Less: Current Portion of Long-term Debt	(9,500)	(9,500)

Total Debt	$358,759	$371,759

Credit Facility -

We have a $400.0 million revolving Credit Facility, including a swingline loan sublimit of $25.0 million, which is scheduled to expire on December 16, 2015. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $176.0 million of borrowings outstanding under the Credit Facility at June 30, 2014. Based on our Leverage Ratio, we had $216.3 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at June 30, 2014.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2014, we had $7.7 million of letters of credit outstanding.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2014 and throughout the fiscal year.

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

We are leasing one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we are the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. At the conclusion of the lease in fiscal 2021, we have the option to purchase the cement plant for a nominal amount.

(L) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Interest (Income)	$(1)	$(1)
Interest Expense	3,660	4,559
Interest Expense – Income Taxes	174	163
Other Expenses	219	234

Interest Expense, net	$4,052	$4,955

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

(M) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. During the quarter ended June 30, 2014, we changed our segment presentation to reflect Oil and Gas Proppants, which had been included in Concrete and Aggregates, as a separate segment. We have adjusted the prior period segment presentation to reflect this change for comparative purposes.

We operate in five business segments: Cement, Gypsum Wallboard, Recycled Paperboard, Concrete and Aggregates and Oil and Gas Proppants, with Gypsum Wallboard and Cement currently being our principal lines of business. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel) and sand used in hydraulic fracturing (“frac sand”). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways and in oil and natural gas extraction.

We operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations and a frac sand mine and processing facility. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold in Texas.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Revenues -
Cement	$127,936	$117,700
Gypsum Wallboard	112,677	95,981
Paperboard	37,479	32,163
Oil and Gas Proppants	11,180	942
Concrete and Aggregates	26,162	24,264

Sub-total	315,434	271,050
Less: Intersegment Revenues	(16,605)	(15,602)

Net Revenues, including Joint Venture	298,829	255,448
Less: Joint Venture	(32,578)	(28,404)

Net Revenues	$266,251	$227,044

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Intersegment Revenues -
Cement	$2,360	$1,992
Paperboard	14,016	13,212
Concrete and Aggregates	229	398

	$16,605	$15,602

Cement Sales Volume (M Tons) -
Wholly –owned Operations	1,007	979
Joint Venture	284	262

	1,291	1,241

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Operating Earnings -
Cement	$20,507	$19,010
Gypsum Wallboard	37,428	29,636
Paperboard	7,547	5,679
Oil and Gas Proppants	(637)	(855)
Concrete and Aggregates	1,356	1,012
Other, net	679	583

Sub-total	68,880	55,065
Corporate General and Administrative	(7,042)	(5,594)

Earnings Before Interest and Income Taxes	59,838	49,471
Interest Expense, net	(4,052)	(4,955)

Earnings Before Income Taxes	$55,786	$44,516

Cement Operating Earnings -
Wholly-owned Operations	$10,707	$11,132
Joint Venture	9,800	7,878

	$20,507	$19,010

Capital Expenditures -
Cement	$8,820	$3,767
Gypsum Wallboard	2,235	1,097
Paperboard	326	537
Oil and Gas Proppants	7,602	15,288
Concrete and Aggregates	4,130	548
Corporate Other	68	—

	$23,181	$21,237

Depreciation, Depletion and Amortization -
Cement	$7,884	$7,837
Gypsum Wallboard	5,098	5,283
Paperboard	2,070	2,182
Oil and Gas Proppants	569	317
Concrete and Aggregates	1,223	1,359
Corporate Other	446	243

	$17,290	$17,221

	As of
	June 30, 2014	March 31, 2014
	(dollars in thousands)
Identifiable Assets -
Cement	$780,567	$762,578
Gypsum Wallboard	416,532	412,566
Paperboard	126,201	125,045
Oil and Gas Proppants	101,353	71,366
Concrete and Aggregates	88,458	108,197
Corporate Other	31,256	31,777

	$1,544,367	$1,511,529

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

	As of
	June 30,	March 31,
	2014	2014
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538

	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At June 30, 2014, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment was $2.9 million and $1.3 million, respectively, at June 30, 2014, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products improves. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not just our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Revenues	$65,156	$56,808
Gross Margin	$20,457	$16,694
Earnings Before Income Taxes	$19,600	$15,756

	As of
	June 30, 2014	March 31, 2014
	(dollars in thousands)
Current Assets	$59,994	$59,029
Non-Current Assets	$44,005	$42,826
Current Liabilities	$17,140	$17,901

(N) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2014, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.

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

We are currently contingently liable for performance under $16.3 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid and paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011, we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In September 2013, the judge heard arguments on each party’s motion for summary judgment and in November 2013 the judge denied each such motion. The trial is scheduled for September 2014.

At this time we are unable to predict the ultimate outcome or how much of the amounts paid for tax, interest and penalties to the IRS and state taxing authorities will be recovered, if any. In the event we reach a settlement through negotiation or in the courts, we will reverse any amounts in excess of the settlement through the Consolidated Statement of Earnings in the period such settlement is reached.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. NCC met with the EPA in December 2010, September 2012 and May 2014 to present its defenses and to discuss a resolution of the alleged violations. EPA and NCC remain in discussions regarding the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America, Temple Inland Inc. and PABCO Building Products LLC. The plaintiffs in these class action lawsuits bring claims on behalf of purported classes of direct or indirect purchasers of wallboard during various periods from 2008 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois. On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On June 24, 2013, the direct and indirect purchaser plaintiffs filed consolidated amended class action complaints. The direct purchasers’ complaint added the Company as a defendant. On July 29, 2013, the Company and American Gypsum answered the complaints, denying all allegations that they conspired to increase the price of drywall and asserting affirmative defenses to the plaintiffs’ claims.

While American Gypsum’s production of written discovery is substantially complete, discovery is ongoing. Due to the fact that the case is in the discovery phase, and the plaintiffs have not specified the amount of any damages they are seeking, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at June 30, 2014 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$59,298
Series 2005A Tranche C	61,019
Series 2007A Tranche A	9,590
Series 2007A Tranche B	8,594
Series 2007A Tranche C	26,190
Series 2007A Tranche D	40,497

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2014.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three months ended June 30, 2014 and 2013; respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Concrete and Aggregates and Oil and Gas Proppants. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the sale of sand used in hydraulic fracturing (“frac sand”). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways and in natural gas extraction. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions. During the quarter ended June 30, 2014, we changed our segments presentation to reflect Oil and Gas Proppants, which had been included in Concrete and Aggregates, as a separate segment. We have adjusted the prior period segment presentation to reflect this change for comparative purposes.

During fiscal 2014, we began selling third-party purchased frac sand from our Corpus Christi plant into the Texas market. We continue to pursue other locations that are geographically supportive of the oil and gas proppants business, and anticipate additional capital expenditures related to this business in the range of $30.0 million to $40.0 million in fiscal 2015. Additionally, we continue to increase our production of specialty oil well cement, which can generate higher profit margins than regular construction cement sales.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in those geographic markets as well as economic conditions in the national market. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations. Our Cement companies focus on the U.S. heartland in Texas, Oklahoma, Missouri, Colorado, Wyoming and Nevada, as well as the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and Aggregates are even more regional as our operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold in Texas. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States, except for the northeast.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2014	2013	Change
	(In thousands except per share)
Revenues	$266,251	$227,044	17%
Cost of Goods Sold	(209,850)	(180,440)	16%

Gross Profit	56,401	46,604	21%
Equity in Earnings of Unconsolidated Joint Venture	9,800	7,878	24%
Corporate General and Administrative	(7,042)	(5,594)	26%
Other Income (Expense)	679	583	16%
Interest Expense, net	(4,052)	(4,955)	(18%)

Earnings Before Income Taxes	55,786	44,516	25%
Income Taxes	(18,076)	(14,415)	25%

Net Earnings	$37,710	$30,101	25%

Diluted Earnings per Share	$0.75	$0.60	25%

Revenues. Revenues were $266.3 million and $227.0 million during the quarters ended June 30, 2014 and 2013, respectively. The $39.3 million increase in revenues during the three month period ended June 30, 2014, as compared to June 30, 2013, was primarily due to increased sales volumes for all of our businesses and increased average sales prices for all of our businesses. The impact of the increased net sales prices and sales volumes on revenues for the quarter ended June 30, 2014, as compared to June 30, 2013, was approximately $14.9 million and $24.4 million, respectively.

Cost of Goods Sold. Cost of goods sold was $209.9 million and $180.4 million during the quarters ended June 30, 2014 and 2013, respectively. The $29.5 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $19.4 million, and an increase in operating costs of approximately $10.5 million. Increases in sales volumes from our oil and gas proppants and gypsum wallboard businesses accounted for approximately $10.0 million and $4.6 million, respectively, of the increase in costs related to increased volumes. Operating costs increased by approximately $4.3 million and $4.5 million in our gypsum wallboard and cement businesses, respectively, during the first quarter of fiscal 2015, as compared to fiscal 2014. The increases in operating costs for these two businesses related primarily to maintenance, purchased cement and freight, which increased operating costs by approximately $5.9 million, $1.2 million and $1.3 million, respectively.

Gross Profit. Gross profit was $56.4 million in the first quarter of fiscal 2015, as compared to $46.6 million in the first quarter of fiscal 2014. The increase in gross profit was due to the increase in average sales prices and sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $1.9 million, or 24%, for the three months ended June 30, 2014, as compared to the similar period in 2013. The increase is primarily due to an 8% increase in sales volume. The impact of the increase in sales volume on equity in earnings of unconsolidated joint venture during the three month period ended June 30, 2014 was approximately $2.4 million, partially offset by increased operating costs of approximately $0.5 million. The increase in operating costs was due primarily to increased purchased cement costs of approximately $0.6 million.

Corporate General and Administrative. Corporate general and administrative expenses were $7.0 million in the first quarter of fiscal 2015, as compared to $5.6 million in the first quarter of fiscal 2014. The 26% increase in corporate general and administrative expenses is due primarily to an increase of approximately $0.2 million and $0.8 million in incentive compensation and stock compensation expense, respectively, which is due to increased earnings and equity grants made during the first quarter of fiscal 2015, as compared to the second quarter in fiscal 2014.

Other Income (Expense). Other income was $0.7 million for the three months ended June 30, 2014 and other expense was $0.6 million for the three months ended June 30, 2013, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, decreased 18% to $4.1 million during the three months ended June 30, 2014, from $5.0 million for the three months ended June 30, 2013. Interest expense from our Credit Facility decreased approximately $0.9 million during the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. The decrease in interest expense from our Credit Facility related to reduced outstanding balances during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to repayments made during fiscal 2014 and the three months ended June 30, 2014. We anticipate total interest expense for fiscal 2015 will be less than interest expense during fiscal 2014 due to the repayment of borrowings under the Credit Facility made during fiscal 2014.

Earnings Before Income Taxes. Earnings before income taxes increased to $55.8 million during the first quarter of fiscal 2015, as compared to $44.5 million in the first quarter of fiscal 2014, primarily due to a $9.8 million increase in gross profit, a $1.9 million increase in equity in earnings of unconsolidated joint venture and a $0.9 million decrease in interest expense, partially offset by a $1.4 million increase in corporate general and administrative expense.

Income Taxes. Income tax expense was $18.1 million and $14.4 million for the three months ended June 30, 2014 and 2013, respectively. The estimated effective tax rate for fiscal 2015 remained consistent with the 32% rate in fiscal 2014.

Net Earnings and Diluted Earnings per Share. Net earnings were $37.7 million and $30.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Diluted earnings per share were $0.75 and $0.60 for the three months ended June 30, 2014 and 2013, respectively.

The following table highlights certain operating information related to our business segments:

	For the Three Months Ended June 30,
	2014	2013	Percentage
	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$127,936	$117,700	9%
Gypsum Wallboard	112,677	95,981	17%
Recycled Paperboard	37,479	32,163	17%
Oil and Gas Proppants	11,180	942	1087%
Concrete and Aggregates	26,162	24,264	8%

Gross Revenues	315,434	271,050	16%
Less: Intersegment Revenues	(16,605)	(15,602)	6%
Less: Joint Venture Revenues	(32,578)	(28,404)	15%

	$266,251	$227,044	17%

Sales Volume
Cement (M Tons) (2)	1,291	1,241	4%
Gypsum Wallboard (MMSF)	569	532	7%
Recycled Paperboard (M Tons)	72	64	13%
Concrete (M Yards)	235	227	4%
Aggregates (M Tons)	818	902	(9%)
Average Net Sales Prices (3)
Cement (2)	$90.66	$86.15	5%
Gypsum Wallboard	161.74	146.30	11%
Recycled Paperboard	509.62	502.42	1%
Concrete	84.50	78.97	7%
Aggregates	7.40	6.88	8%
Segment Operating Earnings
Cement (2)	$20,507	$19,010	8%
Gypsum Wallboard	37,428	29,636	26%
Recycled Paperboard	7,547	5,679	33%
Oil and Gas Proppants	(637)	(855)	25%
Concrete and Aggregates	1,356	1,012	34%
Other, net	679	583	16%

Net Segment Operating Earnings	$66,880	$55,065	21%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $127.9 million for the three months ended June 30, 2014, which is a 9% increase over revenues of $117.7 million for the three months ended June 30, 2013. The increase in revenues during the three months ended June 30, 2014, as compared to the similar period in 2013, is primarily due to increases in sales volumes and average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $5.2 million and $5.0 million, respectively, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Operating earnings increased 8% to $20.5 million for the three month period ended June 30, 2014, from $19.0 million in the three months ended June 30, 2013. The increase in operating earnings was due primarily to increased average sales prices and average sales volumes, which positively impacted operating earnings by $5.0 million and $1.0 million, respectively, partially offset by increased operating costs of approximately $4.5 million. The increase in operating costs in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, is primarily related to increased maintenance costs and and increase in purchased cement as a percentage of total cement sold, which adversely impacted operating costs by approximately $5.2 million and $1.2 million, respectively, partially offset by reduced costs related to fuel of approximately $1.0 million. The increase in maintenance expense is due primarily to the shift in the timing of the annual maintenance outages at our Kansas City and Tulsa cement plants, which had last occurred during the fourth quarter of fiscal 2013.

Gypsum Wallboard Operations. Sales revenues increased 17% to $112.7 million for the three months ended June 30, 2014, from $96.0 million for the three months ended June 30, 2013, primarily due to an 11% increase in the average net sales price and a 7% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $10.1 million and $6.6 million, respectively. The increase in average net sales price was due to the implementation of a price increase in January 2014. The increased sales volumes are primarily due to increased construction activity, primarily related to homebuilding, in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Our market share was essentially unchanged during the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.

Operating earnings increased to $37.4 million for the three months ended June 30, 2014, from $29.6 million for the three months ended June 30, 2013, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $10.1 million and $2.0 million, partially offset by increased operating costs of $4.3 million. The increase in operating costs during the three months ended June 30, 2014, as compared to the similar period in 2013, was primarily related to increased freight, natural gas, maintenance and labor costs of $1.3 million, $0.6 million, $0.8 million and $0.7 million, respectively. During the quarter ended June 30, 2014 our gross margin improved to 33.2% from 30.8% during the three months ended June 30, 2013, due primarily to the increase in average net sales price, partially offset by increased operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 17% to $37.5 million for the three months ended June 30, 2014, from $32.2 million for the three months ended June 30, 2013. The $5.3 million increase in net revenue during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is due to increased sales volumes and increased average net sales price, which positively impacted revenues by approximately $4.4 million and $0.9 million, respectively.

Operating earnings increased to $7.5 million for the first quarter of fiscal 2015, as compared to $5.7 million for the first quarter of fiscal 2014. The increase in operating earnings is due to increased sales volumes, which positively impacted operating earnings by approximately $1.1 million, and lower operating expenses, which positively impacted operating earnings by approximately $0.1 million. The reduction in operating costs during the three months ended June 30, 2014, as compared to June 30, 2013, was primarily due to lower chemical costs of approximately $0.8 million, partially offset by increased maintenance and fiber costs of approximately $0.2 million and $0.2 million, respectively. Operating earnings and margin were also positively impacted by a change in the product sales mix as sales of higher margin gypsum liner increased to 89% for the first quarter of fiscal 2015, from 75% for first quarter of fiscal 2013, which positively impacted operating earnings by approximately $0.5 million.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 8% to $26.2 million for the three months ended June 30, 2014, as compared to $24.3 million for the three months ended June 30, 2013. The primary reason for the increase in revenue for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, were the 7% and 8% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $2.0 million. The 4% increase in concrete sales volumes during the three months ended June 30, 2014, was offset by the 9% decrease in aggregate sales volumes during the same period.

Operating earnings for the three months ended June 30, 2014 were approximately $1.4 million, as compared to operating earnings of approximately $1.0 million for the three months ended June 30, 2013. The increase in operating earnings of approximately $0.4 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, is due primarily to increased average net sales prices for both concrete and aggregates of approximately $2.0 million, partially offset by increased operating expenses of approximately $1.7 million. Increased operating expenses during the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, were primarily related to maintenance, purchased materials and delivery costs, which increased operating costs by approximately $0.2 million, $1.0 million and $0.3 million, respectively.

Oil and Gas Proppants. Revenues for our oil and gas proppants segment increased to approximately $11.2 million during the three months ended June 30, 2014, as compared to $0.9 million during the three months ended June 30, 2013. This segment is still in the start-up phase, and the increase in revenues during the three months ended June 30, 2014, as compared to June 30, 2013, reflects sales growth at our Corpus Christi, Texas location.

Operating loss for the three months ended June 30, 2014 was approximately $0.6 million, which improved from an operating loss of approximately $0.9 million during the three months ended June 30, 2013. This segment is still in the start-up phase, and we continue to sell purchased sand out of our Corpus Christi, Texas facility. During the three months ended June 30, 2014, we received the final permit necessary to start-up our mine in Illinois, and we expect to be able to sell our mined sand from the Corpus Christi facility no later than the end of our fiscal third quarter.

GENERAL OUTLOOK

The drivers of construction products demand continue to incrementally improve, reinforcing the notion that a cyclic recovery is underway. The pace of recovery continues to hinge on the pace of growth in the U.S. economy. Our cement sales network stretches across the central U.S., both east to west and north to south. While we anticipate cement consumption to continue to increase in calendar 2014, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. We expect improvement to vary in each of our cement markets.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in northern California. We are starting to see a recovery in both volume and price in our Austin, Texas markets, and expect volumes to continue to increase in calendar 2014. Demand improved in the greater Kansas City area during calendar 2013, and we expect demand to continue to improve in this area during calendar 2014.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling. Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2014 and into 2015. Industry shipments of gypsum wallboard exceeded 20 billion square feet in calendar 2013, and we expect shipments to increase in calendar 2014. No new plants are expected to be added in calendar 2014, but it is possible that previously idled plants or curtailed lines could be brought back into service. We implemented a wallboard price increase effective January 2014 and recently announced a 15% price increase effective in January 2015.

Increased demand for gypsum wallboard will positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during calendar 2014, as compared to calendar 2013, both in gross tons and as a percentage of total sales volumes.

We began operations in our new frac sand business during the first quarter of fiscal 2014. The outlook for frac sand proppants in the oil and gas industry remains robust.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Net Cash Provided by Operating Activities	$40,298	$18,861
Investing Activities:
Additions to Property, Plant and Equipment	(23,181)	(21,237)

Net Cash Used in Investing Activities	(23,181)	(21,237)

Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	492	764
Increase (Decrease) in Notes Payable	(13,000)	8,000
Dividends Paid	(5,005)	(4,954)
Shares Repurchased to Settle Employee Taxes on RSUs	(568)	(286)
Proceeds from Stock Option Exercises	1,023	1,699

Net Cash Provided by (Used in) Financing Activities	(17,058)	5,223

Net Increase in Cash	$59	$2,847

Cash flows from operating activities were $40.3 million during the three months ended June 30, 2014, as compared to cash flows from operating activities of $18.9 million during the three months ended June 30, 2013. Cash flows from operations were negatively impacted during the three months ended June 30, 2014 by increases in accounts and notes receivable and decreased accounts payable and accrued liabilities of approximately $31.3 million and $6.3 million, respectively, partially offset by increases in income taxes payable of approximately $19.7 million and decreased other assets and inventories of approximately $1.2 million and $4.6 million, respectively. During the three months ended June 30, 2013, cash flows from operations were negatively impacted by increases in accounts and notes receivable and inventories and decreased accounts payable and accrued liabilities of approximately $30.1 million, $7.8 million and $8.2 million, respectively, partially offset by increases in income taxes payable of approximately $14.1 million.

Working capital increased to $209.3 million at June 30, 2014, compared to $198.1 million at March 31, 2014, primarily due to an increase of $31.2 million in accounts and notes receivable, partially offset by a decrease of $4.6 million in inventories and an increase of $19.3 in income tax payable.

The increase in accounts and notes receivable at June 30, 2014, as compared to March 31, 2014, is primarily due to increased revenues during the three months ended June 30, 2014, as compared to the three months ended March 31, 2014. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were 48% at June 30, 2014 and 51% at March 31, 2014. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at June 30, 2014. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at June 30, 2014.

Our inventory balance at June 30, 2014 decreased approximately 2% from the inventory balance at March 31, 2014. This decrease is due primarily to the approximately $2.4 million and $2.8 million decrease in repair parts and raw materials and materials-in-progress. The decline in repair parts inventory is due primarily to the spring outages at certain of our cement plants, while the reduction of raw materials and materials-in-progress is due primarily to strong sales in June 2014. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) (commonly referred to as a “90 Day Letter”) from the IRS claiming $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to an IRS audit of the acquisition of certain Republic Assets. The Notice was in substantial agreement with our financial accruals, including interest. The total amount described in the Notice, including interest, was approximately $98.7 million, of which $75 million had previously been deposited with the IRS. We deposited the remaining $23.7 million with the IRS in July 2010 and asked the IRS to apply all $98.7 million of deposits to the payment of the tax, penalties and interest. Subsequent review of the IRS interest billing produced a refund of $0.8 million reducing the net outlay to $97.9 million. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million, plus interest, and we have filed a lawsuit in Federal District Court to recover the requested refunds. See Note (N) of the Notes to the Unaudited Consolidated Financial Statements for more information.

Net cash used in investing activities during the three months ended June 30, 2014 increased 9% to approximately $23.1 million, as compared to net cash used in investing activities of $21.2 million during the three months ended June 30, 2013. The increase in capital expenditures is primarily related to increased expenditures in our cement and concrete and aggregates segments, partially offset by reduced spending in our oil and gas proppants segment. We anticipate spending between $20 million and $25 million on sustaining capital expenditures during fiscal year 2015, which is consistent with historic levels.

Net cash provided by (used in) financing activities was approximately $17.1 million during the three months ended June 30, 2014, as compared to net cash provided by financing activities of approximately $5.2 million during the similar period in 2013. This $22.3 million increase in net cash used in financing activities is primarily due to our repayment of $13.0 million of outstanding borrowings under our Credit Facility during the three months ended June 30, 2014, while we borrowed $8.0 million during the three months ended June 30, 2013. The increase in repayment of debt is due primarily to increased cash flow during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 29.8% and 29.4%, respectively, at June 30, 2014, as compared to 31.4% and 31.1%, respectively, at March 31, 2014.

Debt Financing Activities.

Credit Facility -

We have a $400.0 million revolving Credit Facility, including a swingline loan sublimit of $25.0 million, which is scheduled to expire on December 16, 2015. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. The Credit Facility also limits our ability to make certain restricted payments, such as paying cash dividends; however, there are several exceptions to this restriction, including: (i) the Company may pay cash dividends in an aggregate amount of up to $50.0 million each fiscal year; and (ii) the Company may make restricted payments not otherwise permitted so long as, in each case, no default would result therefrom and our consolidated funded indebtedness ratio does not exceed 3.0:1.0. We had $176.0 million of borrowings outstanding under the Credit Facility at June 30, 2014. Based on our Leverage Ratio, we had $216.3 million of available borrowings, net of the outstanding letters of credit, under the Credit Facility at June 30, 2014.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2014 and throughout the fiscal year.

We are leasing one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the City of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. Because we are the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. At the conclusion of the lease in fiscal 2021, we have the option to purchase the cement plant for a nominal amount.

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

We do not have any off balance sheet debt, except for approximately $15.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At June 30, 2014, we had $7.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $16.3 million in performance bonds relating primarily to our mining operations.

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

Cash used for Share Repurchases.

We did not repurchase any of our shares in the open market during the three month period ended June 30, 2014. As of June 30, 2014, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors.

During the three months ended June 30, 2014, 6,888 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employee’s minimum statutory tax withholding, which is required when the Restricted Shares vest.

Dividends.

Dividends paid were $5.1 million and $5.0 million for the three months ended June 30, 2014 and 2013, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Land and Quarries	$2,141	$5,720
Plants	17,872	14,575
Buildings, Machinery and Equipment	3,168	942

Total Capital Expenditures	$23,181	$21,237

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2015. Total capital expenditures for fiscal 2015, including maintenance capital expenditures, are expected to be approximately $50.0 million to $70 million. Historically, we have financed such expenditures with cash from operations and borrowings under our Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at June 30, 2014, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $176.0 million of borrowings at June 30, 2014 would increase our interest expense by approximately $1.8 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. We paid a deposit to the IRS of approximately $45.8 million during November 2007 for the years ended March 31, 2001, 2002 and 2003, which is comprised of $27.6 million in federal income taxes, $5.7 million for penalties and $12.5 million for interest. During March 2010, we paid the IRS an additional deposit of $29.3 million for the years ended March 31, 2004, 2005 and 2006, which is comprised of $18.1 million in federal income taxes, $3.7 million for penalties and $7.5 million for interest. These deposits were made to avoid imposition of the large corporate tax underpayment interest rates. On June 29, 2010 we received a Notice of Deficiency (commonly referred to as a “90 day letter”) and shortly thereafter converted the previously made deposits to tax, penalty and interest paid and paid an additional $23.6 million comprised of $13.6 million of tax, $2.9 million of penalties and $7.1 million of interest. Subsequent reviews of IRS interest computations resulted in a $0.8 million dollar refund which reduced the total net payment to $97.9 million. On May 4, 2011, we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest ultimately paid. In September 2013, the judge heard arguments on each party’s motion for summary judgment and in November 2013 the judge denied each such motion. The trial is scheduled for September 2014.

At this time we are unable to predict the ultimate outcome or how much of the amounts paid for tax, interest and penalties to the IRS and state taxing authorities will be recovered, if any. In the event we reach a settlement through negotiation or in the courts, we will reverse any amounts in excess of the settlement through the Consolidated Statement of Earnings in the period such settlement is reached.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, EPA Region

IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. NCC met with the EPA in December 2010, September 2012 and May 2014 to present its defenses and to discuss a resolution of the alleged violations. EPA and NCC remain in discussions regarding the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America, Temple Inland Inc. and PABCO Building Products LLC. The plaintiffs in these class action lawsuits bring claims on behalf of purported classes of direct or indirect purchasers of wallboard during various periods from 2008 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois. On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On June 24, 2013, the direct and indirect purchaser plaintiffs filed consolidated amended class action complaints. The direct purchasers’ complaint added the Company as a defendant. On July 29, 2013, the Company and American Gypsum answered the complaints, denying all allegations that they conspired to increase the price of drywall and asserting affirmative defenses to the plaintiffs’ claims.

While American Gypsum’s production of written discovery is substantially complete, discovery is ongoing. Due to the fact that the case is in the discovery phase, and the plaintiffs have not specified the amount of any damages they are seeking, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses.  American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

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

The cement plants located in Kansas City, Missouri and Tulsa, Oklahoma are subject to certain obligations under a consent decree with the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Not all specific limitations have been finalized; however, upon determination, these limitations, along with specific emissions limitations that have already been finalized, will apply to our operation of these cement plants. It is difficult to predict with reasonable certainty the impact of these limitations on the operations or operating costs of the Kansas City, Missouri and Tulsa, Oklahoma cement plants. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our financial condition or results of operations.

The cement plant in Tulsa, Oklahoma is subject to NESHAP for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, revised HWC MACT regulations would apply to one of the cement kilns used at the cement plant in Tulsa, Oklahoma. This revision may require new control requirements and significant capital expenditure for compliance. The revised regulations have not been proposed. In 2013, the EPA adopted the final CISWI Rule (as discussed above) that likely will apply to one of the cement kilns used by the cement plant in Tulsa, Oklahoma and may impose new control requirements requiring significant capital expenditures for compliance. Existing CISWI units will need to comply with the CISWI Rule when it becomes effective, which is expected to occur in approximately early 2018.

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

We have incurred substantial indebtedness, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

Our future ability to satisfy our debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, and in particular could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

Our Oil and Gas Proppants business and financial performance depends on the level of activity in the oil and natural gas industries.

Our operations that produce frac sand are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand we produce is closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for the frac sand we produce. In addition, any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have material adverse effect on our oil and gas proppants business, even in a stronger natural gas and oil price environment.

We may be adversely affected by decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our oil and gas proppants business. The development and use of other effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our oil and gas proppants business.

Our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.

We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at many of our facilities. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations is also predicated on securing the necessary environmental or other permits, water rights or approvals, which we may not receive in a timely manner or at all.

Title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop and extract any minerals on that property, without compensation for our prior expenditures relating to such property. Our business may suffer a material adverse effect in the event one or more of our properties are determined to have title deficiencies.

In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. A third party could take action to suspend the access or easement, and any such action could be materially adverse to or results of operations or financial conditions.

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

Item 6. Exhibits

10.1	Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 19, 2014, and incorporated herein by reference). (1)

10.2	Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2015 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference). (1)

10.3	Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2015 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference). (1)

10.4	American Gypsum Salaried Incentive Compensation Program for Fiscal Year 2015 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference). (1)

10.5	Eagle Materials Inc. Special Situation Program for Fiscal Year 2015 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

August 8, 2014	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

August 8, 2014	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

August 8, 2014	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)