Form 10-Q
period 2014-09-30
EAGLE MATERIALS INC
filed 2014-11-05
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of October 31, 2014, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	50,262,957

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2014

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Revenues	$284,808	$252,646	$551,059	$479,690
Cost of Goods Sold	209,747	193,167	419,597	373,607
Gross Profit	75,061	59,479	131,462	106,083
Equity in Earnings of Unconsolidated Joint Venture	12,051	9,747	21,851	17,625
Corporate General and Administrative	(7,414)	(6,060)	(14,456)	(11,654)
Acquisition and Litigation Expense	(2,103)	-	(2,103)	-
Other Income	883	317	1,562	900
Interest Expense, Net	(3,901)	(4,795)	(7,953)	(9,750)
Earnings Before Income Taxes	74,577	58,688	130,363	103,204
Income Tax Expense	(24,258)	(18,785)	(42,334)	(33,200)
Net Earnings	$50,319	$39,903	$88,029	$70,004
EARNINGS PER SHARE:
Basic	$1.01	$0.81	$1.78	$1.43
Diluted	$1.00	$0.80	$1.75	$1.40
AVERAGE SHARES OUTSTANDING:
Basic	49,591,495	49,012,045	49,546,916	48,984,038
Diluted	50,427,286	49,860,100	50,357,914	49,835,382
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Net Earnings	$50,319	$39,903	$88,029	$70,004
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	163	238	326	476
Tax Expense	(57)	(83)	(114)	(166)
Comprehensive Earnings	$50,425	$40,058	$88,241	$70,314

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$11,063	$6,482
Accounts and Notes Receivable	132,823	102,917
Inventories	190,711	187,096
Prepaid and Other Assets	6,309	10,465
Total Current Assets	340,906	306,960
Property, Plant and Equipment -	1,698,495	1,660,975
Less: Accumulated Depreciation	(708,311)	(676,924)
Property, Plant and Equipment, net	990,184	984,051
Notes Receivable	2,966	3,063
Investment in Joint Venture	45,489	43,008
Goodwill and Intangible Assets	159,835	160,690
Other Assets	15,007	13,757
	$1,554,387	$1,511,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$66,953	$57,098
Accrued Liabilities	47,845	41,520
Income Taxes Payable	8,610	702
Current Portion of Long-term Debt	9,500	9,500
Total Current Liabilities	132,908	108,820
Long-term Debt	302,759	371,759
Other Long-term Liabilities	54,070	53,678
Deferred Income Taxes	142,259	145,773
Total Liabilities	631,996	680,030
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,265,957 and 50,053,738 Shares, respectively	503	501
Capital in Excess of Par Value	266,212	253,524
Accumulated Other Comprehensive Losses	(5,271)	(5,483)
Retained Earnings	660,947	582,957
Total Stockholders’ Equity	922,391	831,499
	$1,554,387	$1,511,529

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$88,029	$70,004
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	34,864	34,624
Deferred Income Tax Provision	(3,628)	(3,594)
Stock Compensation Expense	6,702	4,816
Excess Tax Benefits from Share Based Payment Arrangements	(3,195)	(1,053)
Equity in Earnings of Unconsolidated Joint Venture	(21,851)	(17,625)
Distributions from Joint Venture	19,375	20,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(29,809)	(30,132)
Inventories	(3,615)	(7,712)
Accounts Payable and Accrued Liabilities	16,878	(2,894)
Other Assets	2,798	(1,203)
Income Taxes Payable	11,103	13,524
Net Cash Provided by Operating Activities	117,651	79,255
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(40,039)	(31,583)
Net Cash Used in Investing Activities	(40,039)	(31,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(69,000)	(34,000)
Dividends Paid to Stockholders	(10,019)	(9,910)
Proceeds from Stock Option Exercises	4,092	2,351
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,299)	(435)
Excess Tax Benefits from Share Based Payment Arrangements	3,195	1,053
Net Cash Used in Financing Activities	(73,031)	(40,941)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,581	6,731
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,482	3,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,063	$10,628

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the six month period ended September 30, 2014 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2014.

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

We have chosen to separately present certain costs on a single line item on our consolidated statement of earnings titled Acquisition and Litigation Expense.  These expenses consist of acquisition transaction costs of approximately $0.4 million and legal fees related to our lawsuit against the Internal Revenue Service (“IRS”) of approximately $1.7 million.  See Footnotes (B) and (O) to the Unaudited Consolidated Financial Statements for more information.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2018, with early adoption not permitted. There are two transition methods available under the new standard, either cumulative effect or retrospective. We are currently evaluating the impact of this ASU and have not yet selected a transition method.

(B) PENDING ACQUISITION

On October 16, 2014, Northern White Sand LLC (“NWS”), a wholly owned subsidiary of the Company, entered into a securities purchase agreement to acquire all of the outstanding equity interest in CRS Holdco LLC, CRS Proppants LLC and Great Northern Sand LLC and related entities (collectively “CRS Proppants”) (such acquisition, the “Pending Acquisition”).  CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a transload network into Texas and southwest Oklahoma.  CRS Proppants also has multi-year sales contracts with customers for approximately 85% of its current and prospective production volumes.

The purchase price (the “Purchase Price”) to be paid by the Company in the Pending Acquisition is approximately $225.0 million, subject to adjustments for working capital and other customary post-closing adjustments, including in-process capital expenditures paid through closing. We expect to fund the payment of the Purchase Price and expenses incurred in connection with the Pending Acquisition through operating cash flow and borrowings under our bank credit facility, which was amended and restated on October 30, 2014.  This transaction is expected to close during our fiscal third quarter.  See Footnote (L) to the Unaudited Consolidated Financial Statements for more information about the amended bank credit facility.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $7.3 million and $9.0 million for the six months ended September 30, 2014 and 2013, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2014 and 2013, were $32.2 million and $20.8 million, respectively.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $6.1 million and $5.8 million at September 30, 2014 and March 31, 2014, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $3.7 million at September 30, 2014, of which approximately $0.8 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2014 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2014
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$501
Stock Option Exercises	2
Balance at End of Period	503
Capital in Excess of Par Value –
Balance at Beginning of Period	253,524
Stock Compensation Expense	6,702
Shares Redeemed to Settle Employee Taxes	(1,299)
Stock Option Exercises	7,285
Balance at End of Period	266,212
Retained Earnings –
Balance at Beginning of Period	582,957
Dividends Declared to Stockholders	(10,039)
Net Earnings	88,029
Balance at End of Period	660,947
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(5,483)
Change in Funded Status of Pension Plan, net of tax	212
Balance at End of Period	(5,271)
Total Stockholders’ Equity	$922,391

There were no open market share repurchases during the three and six month periods ended September 30, 2014. As of September 30, 2014, we have authorization to purchase an additional 717,300 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2014	March 31, 2014
	(dollars in thousands)
Raw Materials and Material-in-Progress	$91,255	$82,319
Finished Cement	12,965	19,173
Gypsum Wallboard	7,400	7,144
Frac Sand	376	275
Aggregates	10,869	11,815
Paperboard	3,936	4,102
Repair Parts and Supplies	57,331	56,119
Fuel and Coal	6,579	6,149
	$190,711	$187,096

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2014	March 31, 2014
	(dollars in thousands)
Payroll and Incentive Compensation	$14,956	$12,855
Benefits	10,139	10,158
Interest	4,813	4,813
Property Taxes	5,008	2,801
Power and Fuel	1,836	2,132
Sales and Use Tax	868	658
Legal	1,341	1,831
Acquisition and Litigation	2,103	-
Other	6,781	6,272
	$47,845	$41,520

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

Long-Term Compensation Plans -

Options. In June 2014, the Compensation Committee approved an incentive equity award of an aggregate of 193,636 stock options pursuant to the Plan to certain officers and key employees (the “Fiscal 2015 Employee Stock Option Grant”) that will be earned if our ten year return on equity is at least 15% at March 31, 2015. If this criterion is not met, all of the options will be forfeited. If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals. Following any such reduction, the earned options will vest ratably over three years, with the first third vesting promptly following the determination date, and the remaining options vesting on March 31, 2016 and 2017. The stock options have a term of ten years from the date of grant. In August 2014, we granted 18,515 options to members of the Board of Directors (the “Fiscal 2015 Board of Directors Grant”). Options granted under the Fiscal 2015 Board of Directors Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant.

The Fiscal 2015 Employee Stock Option Grant and Fiscal 2015 Board of Directors Grants were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2015 are as follows:

Fiscal 2015
Dividend Yield	2.0%
Expected Volatility	44.8%
Risk Free Interest Rate	1.8%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $2.0 million and $3.4 million for the three and six month periods ended September 30, 2014, respectively, and $1.9 million and

$2.7 million for the three and six month periods ended September 30, 2013, respectively. At September 30, 2014, there was approximately $11.9 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table represents stock option activity for the six month period ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	2,788,999	$41.83
Granted	217,151	$87.91
Exercised	(144,420)	$32.36
Cancelled	(1,269,500)	$47.50
Outstanding Options at End of Period	1,592,230	$44.49
Options Exercisable at End of Period	1,037,331	$34.33
Weighted-Average Fair Value of Options Granted during the Period	$32.44

The following table summarizes information about stock options outstanding at September 30, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	594,310	4.69	$26.50	591,310	$26.48
$33.08 – $ 40.78	492,533	7.35	$33.97	312,917	$34.02
$53.22 – $ 74.10	283,236	8.32	$66.58	114,589	$66.37
$87.34 – $ 93.56	222,151	9.68	$87.89	18,515	$91.95
	1,592,230	6.86	$44.50	1,037,331	$34.33

At September 30, 2014, the aggregate intrinsic value for outstanding and exercisable options was approximately $91.3 million and $35.6 million, respectively. The total intrinsic value of options exercised during the six month period ended September 30, 2014 was approximately $9.2 million.

Restricted Stock. In June 2014, the Compensation Committee approved the granting of an aggregate of 80,416 shares of restricted stock to certain officers and key employees (the “Fiscal 2015 Employee Restricted Stock Award”) that will be earned if our ten year return on equity is at least 15% at March 31, 2015. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals. Following any such reduction, restrictions on the earned shares will lapse ratably over five years, with the first fifth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2016 through 2019. The value of the Fiscal 2015 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period. In August 2014, we granted 7,457 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2015 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2015 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with the Company’s director retirement policy.

Expense related to restricted shares was approximately $1.8 million and $3.3 million for the three and six month periods ended September 30, 2014, respectively, and $1.2 million and $2.1 million for the three and six month periods ended September 30, 2013, respectively. At September 30, 2014, there was approximately $19.7 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.0 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,986,278 at September 30, 2014.

(L)	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Weighted-Average Shares of Common Stock Outstanding	49,591,495	49,012,045	49,546,916	48,984,038
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,423,211	1,682,592	1,453,437	1,692,782
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(891,837)	(1,134,329)	(933,050)	(1,137,668)
Restricted Shares	304,417	299,792	290,611	296,230
Weighted-Average Common and Common Equivalent Shares Outstanding	50,427,286	49,860,100	50,357,914	49,835,382
Shares Excluded Due to Anti-dilution Effects	218,636	121,957	170,227	71,479

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

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$236	$197	$472	$393
Interest Cost of Benefit Obligations	315	306	630	611
Expected Return on Plan Assets	(414)	(343)	(828)	(686)
Recognized Net Actuarial Loss	155	247	310	492
Amortization of Prior-Service Cost	3	2	6	8
Net Periodic Pension Cost	$295	$409	$590	$818

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for both the three and six months ended September 30, 2014 was approximately 32%, which increased from the prior year due to the reduction in the impact of our depletion deduction as a result of increased earnings in fiscal year 2014.

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

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2014	March 31, 2014
	(dollars in thousands)
Credit Facility	$120,000	$189,000
Senior Notes	192,259	192,259
Total Debt	312,259	381,259
Less: Current Portion of Long-term Debt	(9,500)	(9,500)
Total Debt	$302,759	$371,759

Credit Facility –

Our Credit Facility was amended and restated on October 30, 2014 (the “Amended Credit Facility”).  The Amended Credit Facility increased available borrowings from $400.0 million to $500.0 million and extended the term from December 15, 2015 to October 30, 2019. Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $120.0 million of borrowings outstanding at September 30, 2014. Based on our Leverage Ratio, we had $272.4 million of available borrowings, net of the outstanding letters of credit, at September 30, 2014.

The Amended Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2014, we had $7.6 million of letters of credit outstanding.

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

On October 2, 2014 we repaid the $9.5 million outstanding under Tranche A of the Series 2007 Senior Notes.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Amended Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Amended Credit Facility. We were in compliance with all financial ratios and tests at September 30, 2014 and throughout the fiscal year.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$145,861	$133,204	$273,797	$250,904
Gypsum Wallboard	111,655	98,960	224,332	194,941
Paperboard	35,579	34,642	73,058	66,805
Oil and Gas Proppants	10,414	1,250	21,594	2,192
Concrete and Aggregates	31,961	28,847	58,123	53,111
Sub-total	335,470	296,903	650,904	567,953
Less: Intersegment Revenues	(17,523)	(16,879)	(34,128)	(32,481)
Net Revenues, including Joint Venture	317,947	280,024	616,776	535,472
Less: Joint Venture	(33,139)	(27,378)	(65,717)	(55,782)
Net Revenues	$284,808	$252,646	$551,059	$479,690

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$2,911	$2,955	$5,271	$4,947
Paperboard	14,324	13,650	28,340	26,862
Concrete and Aggregates	288	274	517	672
	$17,523	$16,879	$34,128	$32,481
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,193	1,182	2,200	2,161
Joint Venture	283	252	567	514
	1,476	1,434	2,767	2,675

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$38,450	$32,430	$58,957	$51,440
Gypsum Wallboard	37,002	29,868	74,430	59,504
Paperboard	7,984	6,937	15,531	12,616
Oil and Gas Proppants	711	(951)	74	(1,806)
Concrete and Aggregates	2,965	942	4,321	1,954
Other, net	883	317	1,562	900
Sub-total	87,995	69,543	154,875	124,608
Corporate General and Administrative	(7,414)	(6,060)	(14,456)	(11,654)
Acquisition and Litigation Expense	(2,103)	-	(2,103)	-
Earnings Before Interest and Income Taxes	78,478	63,483	138,316	112,954
Interest Expense, net	(3,901)	(4,795)	(7,953)	(9,750)
Earnings Before Income Taxes	$74,577	$58,688	$130,363	$103,204
Cement Operating Earnings -
Wholly–owned Operations	$26,399	$22,683	$37,106	$33,815
Joint Venture	12,051	9,747	21,851	17,625
	$38,450	$32,430	$58,957	$51,440
Capital Expenditures -
Cement	$4,176	$2,069	$12,996	$5,836
Gypsum Wallboard	1,558	602	3,793	1,699
Paperboard	823	1,364	1,149	1,901
Oil and Gas Proppants	6,000	5,728	13,602	21,016
Concrete and Aggregates	4,219	583	8,349	1,131
Other	82	—	150	—
	$16,858	$10,346	$40,039	$31,583
Depreciation, Depletion and Amortization -
Cement	$7,987	$7,811	$15,870	$15,648
Gypsum Wallboard	5,031	5,261	10,129	10,544
Paperboard	2,058	2,171	4,127	4,353
Oil and Gas Proppants	684	368	1,253	686
Concrete and Aggregates	1,369	1,342	2,593	2,700
Other, net	445	450	892	693
	$17,574	$17,403	$34,864	$34,624

	As of
	September 30, 2014	March 31, 2014
	(dollars in thousands)
Identifiable Assets -
Cement	$778,307	$762,578
Gypsum Wallboard	409,758	412,566
Paperboard	124,002	125,045
Oil and Gas Proppants	118,083	71,366
Concrete and Aggregates	99,667	108,197
Corporate and Other	24,570	31,777
	$1,554,387	$1,511,529

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

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At September 30, 2014, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant was $2.8 million, and the carrying value of the equipment was $1.0 million at September 30, 2014, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products increases. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues	$66,278	$54,756	$131,434	$111,564
Gross Margin	$25,369	$20,641	$45,827	$37,335
Earnings Before Income Taxes	$24,102	$19,649	$43,702	$35,568

	As of
	September 30, 2014	March 31, 2014
	(dollars in thousands)
Current Assets	$65,391	$59,029
Non-Current Assets	$43,470	$42,826
Current Liabilities	$19,838	$17,901

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(1)	$(1)	$(2)	$(2)
Interest Expense	3,510	4,410	7,170	8,969
Interest Expense – Income Taxes	174	163	348	326
Other Expenses	218	223	437	457
Interest Expense, net	$3,901	$4,795	$7,953	$9,750

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

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2014, we had contingent liabilities under these outstanding letters of credit of approximately $7.6 million.

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

Outstanding Lawsuit against the IRS

As previously reported, the IRS completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. In response to the examination reports, we previously paid an aggregate amount to the IRS, net of certain refunds of interest, of $97.9 million of taxes, penalties and interest with respect to these fiscal years. On May 4, 2011, we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest paid. In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case before the Federal District Court.  In September 2013, the judge heard arguments on each party’s motion for summary judgment and in November 2013 the judge denied each such motion.

In September 2014 the Company and the IRS reached a tentative agreement to settle this case.  The tentative settlement is subject to various governmental approvals.  If the tentative agreement is approved, we will dismiss our lawsuit seeking to recover taxes, interest and penalties paid, as discussed above, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date.  If the settlement is not approved, we will continue to pursue our claims in court. In the event the settlement is approved, we will recognize the recovery of 40% of the penalties, which total approximately $5.8 million, plus the related interest thereon, in our consolidated statement of earnings during the period in which the settlement is finalized.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America, Temple Inland Inc. and PABCO Building Products LLC.  On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On June 24, 2013, the direct and indirect purchaser plaintiffs filed consolidated amended class action complaints. The direct purchasers’ complaint added the Company as a defendant. The plaintiffs in the consolidated class action lawsuits bring claims on behalf of purported classes of direct or indirect purchasers of wallboard from January 1, 2012 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief. On July 29, 2013, the Company and American Gypsum answered the complaints, denying all allegations that they conspired to increase the price of drywall and asserting affirmative defenses to the plaintiffs’ claims.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2014 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$59,070
Series 2005A Tranche C	60,933
Series 2007A Tranche A	9,500
Series 2007A Tranche B	8,560
Series 2007A Tranche C	26,130
Series 2007A Tranche D	40,479

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at September 30, 2014 due to the short-term maturities of these assets and liabilities. The fair value of our Amended Credit Facility also approximates its carrying value at September 30, 2014.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the six months ended September 30, 2014 and 2013, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Concrete and Aggregates and Oil and Gas Proppants. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). These products are used primarily in commercial and residential construction, public construction projects, projects to build, expand and repair roads and highways and in natural gas extraction. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions. During the quarter ended June 30, 2014, we changed our segments presentation to reflect Oil and Gas Proppants, which had been included in Concrete and Aggregates, as a separate segment. We have adjusted the prior period segment presentation to reflect this change for comparative purposes for both the three and six month periods ended September 30, 2014 and 2013.

During fiscal 2014, we began selling third-party purchased frac sand from our Corpus Christi plant into the Texas market, and we anticipate selling sand from our mine in Utica, Illinois during the latter half of fiscal 2015.  We continue to pursue other locations that are geographically supportive of the oil and gas proppants business, and anticipate additional capital expenditures related to this business in the range of $30.0 million to $40.0 million in fiscal 2015. Additionally, we continue to increase our production of specialty oil well cement, which can generate higher profit margins than regular construction cement sales.

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

On October 16, 2014, Northern White Sand LLC (“NWS”), a wholly owned subsidiary of the Company, entered into a securities purchase agreement to acquire all of the outstanding equity interest in CRS Holdco LLC, CRS Proppants LLC and Great Northern Sand LLC and related entities (collectively “CRS Proppants”) (such acquisition, the “Pending Acquisition”).  CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a transload network into Texas and southwest Oklahoma.  CRS Proppants also has multi-year sales contracts with customers for approximately 85% of its current and prospective production volumes.

The purchase price (the “Purchase Price”) to be paid by the Company in the Pending Acquisition is approximately $225.0 million, subject to adjustments for working capital and other customary post-closing adjustments, including in-process capital expenditures paid through closing. We expect to fund the payment of the Purchase Price and expenses incurred in connection with the Pending Acquisition through operating cash flow and borrowings under our bank credit facility, which was amended and restated on October 30, 2014.  This transaction is expected to close during our fiscal third quarter.  See Footnote (L) to the Unaudited Consolidated Financial Statement for more information about the amended bank credit facility.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$284,808	$252,646	13%	$ 551,059	$479,690	15%
Cost of Goods Sold	(209,747)	(193,167)	9%	(419,597)	(373,607)	12%
Gross Profit	75,061	59,479	26%	131,462	106,083	24%
Equity in Earnings of Unconsolidated Joint Venture	12,051	9,747	24%	21,851	17,625	24%
Corporate General and Administrative	(7,414)	(6,060)	22%	(14,456)	(11,654)	24%
Acquisition and Litigation Expense	(2,103)	-	-	(2,103)	-	-
Other Income	883	317	179%	1,562	900	74%
Interest Expense, net	(3,901)	(4,795)	(19%)	(7,953)	(9,750)	(18%)
Earnings Before Income Taxes	74,577	58,688	27%	130,363	103,204	26%
Income Tax Expense	(24,258)	(18,785)	29%	(42,334)	(33,200)	28%
Net Earnings	$50,319	$39,903	26%	$ 88,029	$70,004	26%
Diluted Earnings per Share	$1.00	$0.80	25%	$ 1.75	$1.40	25%

Revenues. Revenues were $284.8 million and $252.6 million for the three months ended September 30, 2014 and 2013, respectively. The $32.2 million increase in revenues during the three months ended September 30, 2014, as compared to September 30, 2013, was primarily due to increased sales volumes for all of our businesses except aggregates, and increased average net sales prices for all businesses except recycled paperboard. The impact of the increased net sales prices and sales volumes on revenues for the quarter ended September 30, 2014, compared to September 30, 2013, was approximately $18.6 million and $13.6 million, respectively.

Revenues were $551.1 million and $479.7 million for the six months ended September 30, 2014 and 2013, respectively. The $71.4 million increase in revenues during the six months ended September 30, 2014, as compared to September 30, 2013, was primarily due to increased sales volumes for all of our businesses except aggregates, and increased average net sales prices for all of our businesses. The impact of the increased net sales prices and sales volumes on revenues for the six months ended September 30, 2014, compared to September 30, 2013, was approximately $34.5 million and $36.9 million, respectively.

Cost of Goods Sold. Cost of goods sold was $209.7 million and $193.2 million during the three month periods ended September 30, 2014 and 2013, respectively. The $16.5 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $10.5 million, and an increase in operating costs of approximately $6.0 million. The increase in cost of sales due to increased sales volumes was due primarily to the $2.9 million and $7.4 million increase in costs related to increased volumes in our cement and oil and gas proppants businesses, respectively. The increase in operating costs in the second quarter of fiscal 2015, as compared to fiscal 2014, was primarily related to our cement, gypsum wallboard and concrete businesses and was approximately $2.5 million, $3.9 million and $1.8 million, respectively, partially offset by decreased costs in our paperboard and aggregates businesses or approximately $1.1 million and $1.1 million, respectively.

Cost of goods sold was $419.6 million and $373.6 million during the six month periods ended September 30, 2014 and 2013, respectively. The $46.0 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $29.9 million, and an increase in operating costs of approximately $16.1 million. The increase in cost of sales due to sales volumes is due primarily to the $2.8 million, $6.2 million and $17.7 million increase in costs related to increased volumes in our cement, gypsum wallboard and oil and gas proppants businesses, respectively. The increase in operating costs in the six months ended September 30, 2014, as compared to September 30, 2013, was primarily related to our cement and gypsum wallboard businesses and was approximately $6.5 million and $8.2 million, respectively.

Gross Profit. Gross profit was $75.1 million and $59.5 million during the three months ended September 30, 2014 and 2013, respectively. The 26% increase in gross profit was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes and operating costs, as noted above. The increase in the gross margin to 26% for the three months ended September 30, 2014, compared to 24% for the three months ended September 30, 2013, was primarily due to increased gross margin in our gypsum wallboard division.

Gross profit was $131.5 million and $106.1 million during the six months ended September 30, 2014 and 2013, respectively. The 24% increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes and operating costs, as noted above. The increase in the gross margin to 24% for the six months ended September 30, 2014, as compared to 22% for the six months ended September 30, 2013, was primarily due to increased gross margin in our gypsum wallboard division.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $2.3 million, or 24%, for the three months ended September 30, 2014, compared to the similar period in 2013. The increase is primarily due to a 12% increase in sales volumes and a 9% increase in average net sales price. The impact of the increases in sales volumes and average net sales price on equity in earnings of our unconsolidated joint venture during the three months ended September 30, 2014 was approximately $1.2 million and $2.4 million, respectively, partially offset by increased operating costs of sales of approximately $1.3 million. The increase in operating costs was primarily due to an increase in the cost of purchased cement of approximately $0.8 million, and an increase in power cost of approximately $0.2 million.

Equity in earnings of our unconsolidated joint venture increased $4.2 million, or 24%, for the six months ended September 30, 2014, compared to the similar period in 2013. The increase is primarily due to a 10% increase in sales volumes and an 8% increase in average net sales price. The impact of the increases in sales volumes and average net sales price on equity in earnings of our unconsolidated joint venture during the three months ended September 30, 2014 was approximately $1.8 million and $4.2 million, respectively, partially offset by increased operating costs of approximately $1.8 million. The increase in operating costs was primarily due to an increase in the cost of purchased cement of approximately $1.5 million.

Corporate General and Administrative. Corporate general and administrative expenses increased 22% and 24% for the three and six month periods ended September 30, 2014, respectively, compared to the similar periods in 2013. The approximately $1.4 million and $2.8 million increase in corporate general and administrative expenses for the three and six month periods ended September 30, 2014, respectively, compared to 2013, is due primarily to increased long-term incentive compensation expenses. Long-term incentive compensation increased approximately $1.0 million and $2.0 million during the three and six month periods ended September 30, 2014, respectively, compared to similar periods in 2013, primarily due to increased operating earnings.

Acquisition and Litigation Expense. Acquisition and litigation expense consists primarily of approximately $1.7 million of litigation expenses related to our lawsuit against the IRS.  As discussed in Footnote (O) to the Unaudited Consolidated Financial Statements, the Company has reached a tentative agreement to settle the lawsuit subject to certain governmental approvals.  The remaining expense is due to the Pending Acquisition, which is expected to close during our fiscal third quarter.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, decreased approximately $0.9 million and $1.8 million during the three and six months ended September 30, 2014, respectively, compared to the three and six months ended September 30, 2013. The 19% and 18% decrease in interest expense, net for the three and six months ended September 30, 2014, respectively, compared to the similar three and six months in the prior fiscal year, is due primarily to the decrease in interest expense from our Credit Facility, which decreased approximately $0.9 million and $1.8 million in the three and six months ended September 30, 2014, compared to the three and six months ended September 30, 2013. The decrease in interest expense from our Credit Facility is due to reduced outstanding balances during the three and six month periods ended September 30, 2014, as compared to the three and six months ended September 30, 2013, due to repayments made during fiscal 2014 and during the first six months of fiscal 2015. If the Pending Acquisition closes during the next quarter, we expect interest expense to increase during the last six months of fiscal 2015 as compared to the first six months.

Earnings Before Income Taxes. Earnings before income taxes were $74.6 million and $58.7 million during the three months ended September 30, 2014 and 2013, respectively. The $15.9 million increase was primarily due to a $15.6 million increase in gross profit, a $2.3 million increase in equity in earnings of unconsolidated joint venture and a decrease in interest expense, net of $0.8 million, partially offset by an increase of approximately $2.1 million in acquisition and litigation expense and $1.3 million in corporate general and administrative expenses, respectively.

Earnings before income taxes were $130.4 million and $103.2 million during the six month periods ended September 30, 2014 and 2013, respectively. The $27.2 million increase was primarily due to a $25.4 million increase in gross profit, a $4.2 million increase in equity in earnings of unconsolidated joint venture and a decrease in interest expense, net of $1.8 million, partially offset by an increase of approximately $2.1 million in acquisition and litigation expense and $2.8 million in corporate general and administrative expenses, respectively.

Income Taxes. Income tax expense was $42.3 million and $33.2 million for the six months ended September 30, 2014 and 2013, respectively. The estimated effective tax rate for fiscal 2015, as compared to fiscal 2014, remained consistent at 32%.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2014 of $50.3 million increased 25% from last year’s net earnings of $39.9 million; while net earnings of $88.0 million for the six month period ended September 30, 2014 increased 26% from last year’s net earnings of $70.0 million. Diluted earnings per share for the three and six month periods ended September 30, 2014 were $1.00 and $1.75, respectively, compared to $0.80 and $1.40 for the three and six month periods ended September 30, 2013, respectively.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2014	2013	Percentage	2014	2013	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$145,861	$133,204	10%	$273,797	$250,904	9%
Gypsum Wallboard	111,655	98,960	13%	224,332	194,941	15%
Recycled Paperboard	35,579	34,642	3%	73,058	66,805	9%
Oil and Gas Proppants	10,414	1,250	733%	21,594	2,192	885%
Concrete and Aggregates	31,961	28,847	11%	58,123	53,111	9%
Gross Revenues	335,470	296,903	13%	650,904	567,953	15%
Less: Intersegment Revenues	(17,523)	(16,879)	4%	(34,128)	(32,481)	5%
Less: Joint Venture Revenues	(33,139)	(27,378)	21%	(65,717)	(55,782)	18%
	$284,808	$252,646	13%	$551,059	$479,690	15%
Sales Volume
Cement (M Tons) (2)	1,476	1,434	3%	2,767	2,675	3%
Gypsum Wallboard (MMSF)	567	554	2%	1,136	1,086	5%
Recycled Paperboard (M Tons)	70	67	4%	142	131	8%
Concrete (M Yards)	286	265	8%	521	492	6%
Aggregates (M Tons)	872	1,006	(13%)	1,690	1,915	(12%)
Average Net Sales Prices (3)
Cement (2)	$90.20	$85.34	6%	$90.42	$85.72	5%
Gypsum Wallboard	160.09	144.05	11%	160.92	145.15	11%
Recycled Paperboard	501.27	507.28	(1%)	505.52	504.92	-
Concrete	86.74	82.15	6%	85.73	80.68	6%
Aggregates	7.82	6.70	17%	7.61	6.79	12%
Operating Earnings
Cement (2)	$38,450	$32,430	19%	$58,957	$51,440	15%
Gypsum Wallboard	37,002	29,868	24%	74,430	59,504	25%
Recycled Paperboard	7,984	6,937	15%	15,531	12,616	23%
Oil and Gas Proppants	711	(951)	-	74	(1,806)	-
Concrete and Aggregates	2,965	942	215%	4,321	1,954	121%
Other, net	883	317	179%	1,562	900	74%
Net Operating Earnings	$87,995	$69,543	27%	$154,875	$124,608	24%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $145.9 million for the three months ended September 30, 2014, which is a 10% increase over revenues of $133.2 million for the three months ended September 30, 2013. The increase in revenues during the three months ended September 30, 2014, as compared to the similar period in 2013, is primarily due to a 6% increase in average net sales price, as well as a 3% increase in sales volume. The increase in average net sales price and sales volume positively impacted revenues by approximately $8.4 million and $4.3 million, respectively, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Operating earnings for the Cement business increased 19% to $38.5 million from $32.4 million for the second quarter of fiscal 2015 and 2014, respectively. The increase in operating earnings was due primarily to increased average sales prices and sales volumes, which positively impacted operating earnings by $8.4 million and $1.4 million, respectively, partially offset by increased operating costs of $3.8 million. The increase in operating costs in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014, is primarily related to increased purchased cement, power and other raw material costs, which adversely impacted operating earnings by approximately $1.3 million, $0.7 million and $1.3 million, respectively. The operating margin increased to 26% for the second quarter of fiscal 2015, as compared to 24% for the second quarter of fiscal 2014, primarily due to increased sales prices, partially offset by increased operating costs.

Cement revenues were $273.8 million for the six months ended September 30, 2014, which is a 9% increase over revenues of $250.9 million for the six months ended September 30, 2013. The increase in revenues during the six months ended September 30, 2014, compared to the similar period in 2013, is primarily due to a 5% increase in average net sales price, as well as a 3% increase in sales volume. The increase in average net sales price and sales volume positively impacted revenues by approximately $13.4 million and $9.5 million, respectively, for the six months ended September 30, 2014, compared to the six months ended September 30, 2013.

Operating earnings for the Cement business increased 15% to $59.0 million from $51.4 million for the six months ended September 30, 2014 and 2013, respectively. The increase in operating earnings was due primarily to increased average sales prices and average sales volumes, which positively impacted operating earnings by $13.4 million and $2.4 million, respectively, partially offset by increased operating costs of $8.2 million. The increase in operating costs during the six months ended September 30, 2014, compared to the six months ended September 30, 2013, is primarily related to increased maintenance, purchased cement and power costs, which adversely impacted operating earnings by approximately $3.8 million, $2.5 million and $1.8 million, respectively, partially offset by lower fuel costs of approximately $1.6 million. The operating margin increased to 22% for the six months ended September 30, 2014, compared to 21% for the six months ended September 30, 2013, primarily due to increased sales prices, partially offset by increased operating costs.

Gypsum Wallboard Operations. Sales revenues increased 13% to $111.7 million in the second quarter of fiscal 2015, from $99.0 million in the second quarter of fiscal 2014, primarily due to an 11% increase in our average net sales price and a 2% increase in sales volumes. The increase in our average net sales price and sales volumes positively impacted revenues by approximately $10.4 million and $2.3 million, respectively. The increase in our average net sales price was due to the implementation of our price increase in January 2014. The increased sales volumes are primarily due to increased construction activity in fiscal 2015, compared to fiscal 2014. Our market share was essentially unchanged during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Operating earnings increased to $37.0 million for the three months ended September 30, 2014, compared to $29.9 million for the three months ended September 30, 2013, primarily due to the increase in our average net sales price and sales volumes, which positively impacted operating earnings by approximately $10.4 million and $0.6 million, respectively, partially offset by increased operating costs of $3.9 million. The increase in operating costs during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to increased freight, maintenance, other raw materials and natural gas costs, which negatively impacted operating earnings by $1.2 million, $0.8 million, $0.4 million and $0.5 million, respectively. The increase in our average net sales price is the primary reason our operating margin increased to 33% for the three months ended September 30, 2014, compared to 30% for the three months ended September 30, 2013. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased 15% to $224.3 million for the six months ended September 30, 2014, from $195.0 million for the six months ended September 30, 2013, primarily due to an 11% increase in our average net sales price and a 5% increase in sales volumes. The increase in our average net sales price and sales volumes positively impacted revenues by approximately $20.4 million and $8.9 million, respectively. The increase in our average net sales price was due to the implementation of our price increase in January 2014. The increased sales volumes are primarily due to increased construction activity in fiscal 2015, compared to fiscal 2014. Our market share was essentially unchanged during the six months ended September 30, 2014, compared to the six months ended September 30, 2013.

Operating earnings increased to $74.4 million for the six months ended September 30, 2014, compared to $59.5 million for the six months ended September 30, 2013, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $20.4 million and $2.7 million, respectively, partially offset by increased operating costs of $8.2 million. The increase in operating costs during the six months ended September 30, 2014, compared to the six months ended September 30, 2013, was primarily due to increased freight, maintenance, other raw materials and natural gas costs, which negatively impacted operating earnings by $2.5 million, $1.6 million, $0.9 million and $1.1 million, respectively. The increase in our average net sales price is the primary reason our operating margin increased to 33% for the six months ended September 30, 2014, compared to 31% for the six months ended September 30, 2013. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 3% to $35.6 million during the three months ended September 30, 2014, compared to $34.6 million for the three months ended September 30, 2013. The increase in revenues was due primarily to the 4% increase in sales volumes, which positively impacted revenue by $1.5 million, partially offset by a decline in average net sales prices which adversely impacted revenue by approximately $0.5 million.

Operating earnings increased to $8.0 million for the second quarter of fiscal 2015, compared to $6.9 million for the second quarter of fiscal 2014. The increase in operating earnings is primarily due to increased sales volumes and decreased operating costs, which positively impacted operating earnings by approximately $0.5 million and $1.1 million, respectively, partially offset by decreased average net sales prices, which adversely impacted operating earnings by approximately $0.5 million. The decrease in operating costs is primarily related to lower recycled fiber costs, which positively impacted operating earnings by approximately $1.5 million, partially offset by increased maintenance costs of approximately $0.5 million. The decrease in operating costs was the primary reason operating margin increased to 22% during the second quarter of fiscal 2015, compared to 20% during the second quarter of fiscal 2014.

Revenues increased 9% to $73.1 million for the six months ended September 30, 2014, from $66.8 million for six months ended September 30, 2013. The increase in revenue during the six months ended September 30, 2014, compared to the six months ended September 30, 2013, is due to the increase in sales volumes and slight increase in average net sales price, which positively impacted revenues by approximately $5.6 million and $0.7 million, respectively.

Operating earnings increased to $15.5 million for the six months ended September 30, 2014, compared to $12.6 million for the six months ended September 30, 2013. The increase in operating earnings is primarily due to increased sales volumes, average net sales prices and decreased operating costs, which positively impacted operating earnings by approximately $1.3 million, $0.7 million and $0.9 million, respectively. The decrease in operating costs is primarily related to lower recycled fiber costs, which positively impacted operating earnings by approximately $1.5 million, partially offset by increased natural gas and maintenance costs of approximately $0.2 million and $0.3 million, respectively. The increase in sales volumes and average net sales price, together with reduced operating expenses were the primary reasons operating margin increased to 21% during the six months ended September 30, 2014, compared to 19% during the six months ended September 30, 2013.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 11% to $32.0 million for the three months ended September 30, 2014, compared to $28.8 million for the three months ended September 30, 2013. The primary reason for the increase in revenue for the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014, was the 6% and 17% increase in average net sales prices for concrete and aggregates, respectively, and the 8% increase in sales volumes for concrete, which positively impacted revenues by approximately $2.3 million and $1.8 million, respectively.  These increases were partially offset by a decrease in sales volumes for our aggregates business, which negatively impacted revenues by approximately $0.9 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Operating earnings increased to approximately $3.0 million for the three months ended September 30, 2014, compared to $0.9 million for the three months ended September 30, 2013. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $2.3 million and $0.5 million, respectively, partially offset by increased operating costs of approximately $0.7 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Increased operating costs during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, were primarily related to royalties, purchased materials, and maintenance, which increased operating costs by approximately $0.3 million, $0.2 million, and $0.1 million, respectively.

Concrete and aggregates revenues increased 9% to $58.1 million for the six months ended September 30, 2014, compared to $53.1 million for the six months ended September 30, 2013. The primary reason for the increase in revenue for the six months ended September 30, 2014, compared to the six months ended September 30, 2013, was the 6% and 7% increase in average net sales prices for concrete and aggregates, respectively, and the 6% increase in sales volumes for concrete, which positively impacted revenues by approximately $4.1 million and $2.3 million, respectively.  These increases were partially offset by a decrease in sales volumes for our aggregates business, which negatively impacted revenues by approximately $1.2 million during the six months ended September 30, 2014, compared to the six months ended September 30, 2013.

Operating earnings increased to approximately $4.3 million for the six months ended September 30, 2014, compared to $2.0 million for the six months ended September 30, 2013. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $4.1 million and $0.6 million, respectively, partially offset by increased operating costs of approximately $2.2 million during the six months ended September 30, 2014, compared to the six months ended September 30, 2013. Increased operating costs during the six months ended September 30, 2014, compared to the six months ended September 30, 2013, were primarily related to purchased materials, maintenance and delivery, which increased operating costs by approximately $1.2 million, $0.4 million, and $0.3 million, respectively.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment increased to approximately $10.4 million during the three months ended September 30, 2014, compared to $1.3 million during the three months ended September 30, 2013.  This segment is still in the start-up phase, and the increase in revenues during the three months ended September 30, 2014, compared to September 30, 2013, reflects sales volume growth at our Corpus Christi, Texas location.

Operating earnings for the three months ended September 30, 2014 were approximately $0.7 million, which improved from an operating loss of approximately $0.8 million during the three months ended September 30, 2013. The increase in operating earnings is due primarily to the increase in sales volumes during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  This segment is still in the start-up phase, and we continue to sell purchased sand out of our Corpus Christi, Texas facility.  We expect to be able to sell our mined sand from the Corpus Christi facility during our fiscal third quarter.

Revenues for our oil and gas proppants segment increased to approximately $21.6 million during the six months ended September 30, 2014, compared to $2.2 million during the six months ended September 30, 2013.  This segment is still in the start-up phase, and the increase in revenues during the six months ended September 30, 2014, compared to September 30, 2013, reflects sales volume growth at our Corpus Christi, Texas location.

Operating earnings for the six months ended September 30, 2014 were approximately $0.1 million, which improved from an operating loss of approximately $1.6 million during the six months ended September 30, 2013. The increase in operating earnings is due primarily to the increase in sales volumes during the six months ended September 30, 2014, compared to the six months ended September 30, 2013.  This segment is still in the start-up phase, and we continue to sell purchased sand out of our Corpus Christi, Texas facility.  We expect to be able to sell our mined sand from the Corpus Christi facility during our fiscal third quarter.

GENERAL OUTLOOK

The drivers of construction products demand continue to improve incrementally, reinforcing the notion that a cyclic recovery is underway. The pace of recovery continues to hinge on the pace of growth in the U.S. economy. Our cement sales network stretches across the central U.S., both east to west and north to south. While we anticipate cement consumption to continue to increase throughout calendar 2014 and into calendar 2015, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. We expect improvement to vary in each of our cement markets.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in northern California. We are experiencing a recovery in both volume and price in our Austin, Texas markets, and expect volumes to continue to increase throughout fiscal 2015. Demand improved in the greater Kansas City area during fiscal 2014, and we expect demand to continue to improve in this area during fiscal 2015.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling. Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2014 and into 2015. Industry shipments of gypsum wallboard exceeded 20 billion square feet in calendar 2013, and are expected to increase in calendar 2014. No new plants are expected to be added in fiscal 2015, but it is possible that previously idled plants or curtailed lines could be brought back into service. We implemented a wallboard price increase effective January 2014 and recently announced a 15% price increase effective in January 2015.

Increased demand for gypsum wallboard will positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during fiscal 2015, as compared to fiscal 2014, both in gross tons and as a percentage of total sales volumes.

We began operations in our new frac sand business during the first quarter of fiscal 2014. The outlook for frac sand proppants in the oil and gas industry remains robust. Between the opening of our mine in Illinois, and the Pending Acquisition, we expect increased sales volumes during the remainder of fiscal 2015. The Pending Acquisition will increase our mining and processing ability, as well as provide trans-load facilities, expanding our market reach.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2014	2013
	(dollars in thousands)
Net Cash Provided by Operating Activities	$117,651	$79,255
Investing Activities:
Capital Expenditures	(40,039)	(31,583)
Net Cash Used in Investing Activities	(40,039)	(31,583)
Financing Activities:
Excess Tax Benefits from Share Based Payment Arrangements	3,195	1,053
Decrease in Long-Term Debt	(69,000)	(34,000)
Dividends Paid	(10,019)	(9,910)
Shares Repurchased to Settle Employee Taxes on RSUs	(1,299)	(435)
Proceeds from Stock Option Exercises	4,092	2,351
Net Cash Provided by Financing Activities	(73,031)	(40,941)
Net Increase in Cash	$4,581	$6,731

Cash flows from operating activities increased $38.4 million to $117.7 million during the six month period ended September 30, 2014, compared to $79.3 million during the similar period in 2013. This increase was largely attributable to increased net earnings of approximately $18.0 million and reduced growth in working capital, which increased approximately $2.6 million during the six months ended September 30, 2014, compared to approximately $28.4 million during the six months ended September 30, 2013. Cash flows from operations were negatively impacted during the six months ended September 30, 2014 by increases in accounts and notes receivable, and inventories of approximately $29.8 million and $3.6 million, respectively, partially offset by increases in accounts payable and accrued liabilities, other assets and income taxes payable of approximately $16.9 million, $2.8 million and $11.1 million, respectively. During the six months ended September 30, 2013, cash flows from operations were negatively impacted by increases in accounts and notes receivable, and inventories of approximately $30.1 million and $7.7 million, respectively, and a decrease in accounts payable and accrued liabilities of approximately $2.9 million, partially offset by an increase of approximately $13.5 million in income taxes payable.

Working capital increased to $208.0 million at September 30, 2014, compared to $198.1 million at March 31, 2014, primarily due to increased accounts and notes receivable and inventories of approximately $29.9 million and $3.6 million, respectively, partially offset by decreased prepaid assets of approximately $4.2 million and increased accounts payable, accrued liabilities and income taxes payable of approximately $9.9 million, $6.3 million and $7.9 million, respectively.

The increase in accounts and notes receivable at September 30, 2014, compared to March 31, 2014, is primarily due to increased revenues during the three months ended September 30, 2014, compared to the three months ended March 31, 2014. As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were approximately 47% at September 30, 2014 and 51% at March 31, 2014. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at September 30, 2014. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at September 30, 2014.

Our inventory balance at September 30, 2014 increased approximately 2% from the inventory balance at March 31, 2014. This increase is due primarily to an increase in raw materials and materials in progress of approximately $9.0 million, partially offset by a decline in finished cement.  The increase in raw materials and materials in process is primarily due to the increase in sand inventory related to our oil and gas proppants business, which is due to the continued growth of the business.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

In June 2010, we received a Notice of Deficiency (“Notice”) of $71.5 million of taxes and penalties for the fiscal years ended March 31, 2001 through 2006, inclusive, related to the IRS audit of the Republic Asset Acquisition. The final amount related to the Notice, including interest, was approximately $97.9 million, which we paid to the IRS. Refund claims were filed with the IRS in October 2010 to recover all $97.9 million paid to the IRS, plus interest thereon. The IRS denied our refund request and we filed a lawsuit in May 2011 in Federal District Court to recover the requested refunds.

With respect to the tax returns for the fiscal years ended March 31, 2007 through March 31, 2010, the IRS issued an assessment of approximately $8.1 million of income tax and approximately $1.9 million in penalties. In addition, we estimate that interest of approximately $2.9 million has accrued on these amounts as of September 30, 2014. These amounts have been fully accrued in our financial statements at September 30, 2014. The amounts accrued have been treated as unrecognized tax liabilities and are included in Other Long Term Liabilities on our Consolidated Balance Sheet at September 30, 2014 and March 31, 2014. We have reached a tentative agreement with the IRS to settle this lawsuit subject to governmental approval. See Note (O) of the Notes to Unaudited Consolidated Financial Statements for more information.

Net cash used in investing activities during the six month period ended September 30, 2014 was approximately $40.0 million, compared to net cash used in investing activities of approximately $31.6 million during the similar period in 2013, an increase of $8.4 million. The increase in capital expenditure is primarily related to increased expenditures in our cement and concrete and aggregates businesses, partially offset by reduced capital spending in our oil and gas proppants business. We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2015, which is consistent with historic levels.

Net cash used in financing activities increased to approximately $73.0 million during the six month period ended September 30, 2014, compared to net cash used of approximately $40.9 million during the similar period in 2013. This $32.1 million increase in net cash used in financing activities is primarily due to the increase in net repayments of debt to $69.0 million during the six month period ended September 30, 2014 from net repayments of $34.0 million during the six month period ended September 30, 2013. The increase in debt repayments is due primarily to the increase in net cash provided by operating activities. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 25.3% and 24.6%, respectively, at September 30, 2014, as compared to 31.4% and 31.1%, respectively, at March 31, 2014.

On October 16, 2014 we announced the acquisition of CRS Proppants.  The Purchase Price to be paid by the Company in the Pending Acquisition is approximately $225.0 million subject to adjustments for working capital and other customary post-closing adjustments, including in-process capital expenditures paid through closing.  We expect to fund the payment of the Purchase Price and expenses incurred in the Pending Acquisition though operating cash flows and borrowings under our Bank Credit Facility, which was amended and restated on October 30, 2014.

Debt Financing Activities.

Bank Credit Facility

The Credit Facility was amended and restated on October 30, 2014 (the “Amended Credit Facility”).  The Amended Credit Facility increased available borrowings from $400.0 million to $500.0 million and extended the term to October 30, 2019. Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum plus an agreed margin (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of six months at the option of the Company.  The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio.  The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements.  The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $120.0 million of borrowings outstanding at September 30, 2014.  Based on our Leverage Ratio, we had $272.4 million of available borrowings, net of the outstanding letters of credit, at September 30, 2014.

The Amended Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2014, we had $7.6 million of letters of credit outstanding.

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

On October 2, 2014 we repaid the $9.5 million outstanding under Tranche A of the Series 2007Senior Notes.

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

Other than the Amended Credit Facility, we have no other source of committed external financing in place. In the event the Amended Credit Facility should be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Amended Credit Facility at the time of termination, and an alternative source of financing could not be secured; it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt, except for approximately $15.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Amended Credit Facility a $50.0 million Letter of Credit Facility. At September 30, 2014, we had $7.6 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $16.3 million in performance bonds relating primarily to our mining operations.

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

Share Repurchases.

We did not repurchase any of our shares on the open market during the six month period ended September 30, 2014. As of September 30, 2014, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the six month period ended September 30, 2014, 20,074 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $10.0 million and $9.9 million for the six month periods ended September 30, 2014 and 2013, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2014	2013
	(dollars in thousands)
Land and Quarries	$2,610	$6,014
Plants	26,554	20,572
Buildings, Machinery and Equipment	10,875	4,997
Total Capital Expenditures	$40,039	$31,583

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2015. Total capital expenditures for fiscal 2015, including sustaining capital expenditures, are expected to be approximately $50.0 million to $70.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $400.0 million Credit Facility available at September 30, 2014, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $120.0 million of borrowings at September 30, 2014 would increase our interest expense by approximately $1.2 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Outstanding Lawsuit against the IRS

As previously reported, the Internal Revenue Service (the “IRS”) completed the examination of our federal income tax returns for all of the fiscal years ended March 31, 2001 through 2006. The IRS issued Exam Reports and Notices of Proposed Adjustment on November 9, 2007 for the examination of the 2001, 2002 and 2003 tax years, and on February 5, 2010 for the examination of the 2004, 2005 and 2006 fiscal years, in which it denied certain depreciation deductions claimed by us with respect to assets acquired by us from Republic Group LLC in November 2000. In response to the examination reports, we previously paid an aggregate amount to the IRS, net of certain refunds of interest, of $97.9 million of taxes, penalties and interest with respect to these fiscal years.  On May 4, 2011, we filed a lawsuit in Federal District Court to recover the $97.9 million of taxes, penalties and interest paid. In March 2013, the IRS agreed to suspend the audit for tax years 2007 through 2011 pending the outcome of our case before the Federal District Court.  In September 2013, the judge heard arguments on each party’s motion for summary judgment and in November 2013 the judge denied each such motion.

In September 2014 the Company and the IRS reached a tentative agreement to settle this case.  The tentative settlement is subject to various governmental approvals.  If the tentative agreement is approved, we will dismiss our lawsuit seeking to recover taxes, interest and penalties paid, as discussed above, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date.  If the settlement is not approved, we will continue to pursue our claims in court. In the event the settlement is approved, we will recognize the recovery of 40% of the penalties, which total approximately $5.8 million, plus the related interest thereon, in our consolidated statement of earnings during the period in which the settlement is finalized.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation, New NGC, Inc., Lafarge North America, Temple Inland Inc. and PABCO Building Products LLC.  On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On June 24, 2013, the direct and indirect purchaser plaintiffs filed consolidated amended class action complaints. The direct purchasers’ complaint added the Company as a defendant. The plaintiffs in the consolidated class action lawsuits bring claims on behalf of purported classes of direct or indirect purchasers of wallboard from January 1, 2012 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief.  On July 29, 2013, the Company and American Gypsum answered the complaints, denying all allegations that they conspired to increase the price of drywall and asserting affirmative defenses to the plaintiffs’ claims.

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

Our Amended Credit Facility and the Note Purchase Agreements governing our Senior Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

Risks Related to the Pending Acquisition

We may not be able to complete the Pending Acquisition.

Our ability to complete the Pending Acquisition is subject to various closing conditions, which may not be satisfied or may take longer than expected.  Accordingly, there is no assurance that we will in fact acquire or own CRS Proppants.  Although some of the information included in this Report generally assumes consummation of the Pending Acquisition, we cannot assure you that the Pending Acquisition will occur on the terms currently contemplated or at all.  If we fail to close the Pending Acquisition, depending on certain circumstances, we could be subject to litigation relating to the failure of the Pending Acquisition to be completed, including claims for damages from CRS Proppants or other persons.  If the Pending Acquisition is not completed the price of our common stock could decline.

We may not realize any or all of the anticipated benefits of the Pending Acquisition and the Pending Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the Pending Acquisition even if we complete it. Upon completion of the Pending Acquisition, we will need to integrate CRS Proppants with our existing operations. We may not be able to accomplish the integration of CRS Proppants smoothly, successfully or within the anticipated costs or timeframe. In general, we cannot assure you that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the Pending Acquisition.

The diversion of our management’s attention from our current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Pending Acquisition and could adversely affect our business and the price of our common stock. The integration process may be complex, costly and time-consuming. The difficulties of integrating CRS Proppants with our business include, among others:

•	failure to implement our business plan for the combined business;
•	unanticipated issues in integrating logistics, information, communications and other systems;
•	unanticipated changes in applicable laws and regulations;

•	the impact of the Pending Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
•	unanticipated issues, expenses and liabilities.

We will incur significant liabilities and costs as a result of or in connection with the Pending Acquisition.

Upon consummation of the Pending Acquisition we will generally be responsible for all liabilities and obligations that arise in connection with the operation of CRS Proppants.

In addition, we will incur significant costs in connection with the Pending Acquisition. The substantial majority of these costs will be non-recurring transaction expenses and costs. Significant costs will be incurred whether or not the Pending Acquisition is consummated. Furthermore, substantial time and resources have been and may continue to be devoted to the Pending Acquisition and related matters, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We will incur substantial indebtedness in order to finance the Pending Acquisition, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

In order to finance the Pending Acquisition, we expect to incur additional borrowings of approximately $225.0 million under our Amended Credit Facility. We expect to use cash flow generated from our future operations to make payments on our debt obligations and to fund planned capital expenditures. Our future ability to satisfy these obligations and make these expenditures is subject, to some extent, to financial, market, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, which could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

As of September 30, 2014, on a pro forma basis giving effect to the Pending Acquisition, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $345.0 million. As of the same date, on a pro forma basis, each change in interest rates of .125 percentage points would result in an approximate $0.4 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

Item 6. Exhibits

2.1*	Securities Purchase Agreement between Northern White Sand LLC and the sellers named therein, dated October 16, 2014. **
10.1*	Eagle Materials Inc. Director Compensation Summary.(1)

10.2*	Form of Management Non-Qualified Stock Option Agreement.(1)

10.3*	Form of Management Restricted Stock Agreement.(1)

10.4*	Form of Director Non-Qualified Stock Option Agreement.(1)

10.5*	Form of Director Restricted Stock Agreement.(1)

10.6

Eagle Materials Inc. Amended and Restated Incentive Plan (filed as Exhibit A to the Company’s Schedule 14A, filed with the Securities and Exchange Commission on June 21, 2013 and incorporated herein by reference).(1)

10.7*	Third Amended and Restated Credit Agreement by and among Eagle Materials Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto dated October 30, 2014.
12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

November 5, 2014	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

November 5, 2014	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

November 5, 2014	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)