Form 10-Q
period 2014-12-31
EAGLE MATERIALS INC
filed 2015-02-04
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2014

Commission File Number 1-12984

Eagle Materials Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

75-2520779

(I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219

(Address of principal executive offices)

(214) 432-2000

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 30, 2015, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	50,277,425

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2014

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$291,529	$228,812	$842,588	$708,502
Cost of Goods Sold	212,380	178,964	631,977	552,571
Gross Profit	79,149	49,848	210,611	155,931
Equity in Earnings of Unconsolidated Joint Venture	12,423	9,856	34,274	27,481
Corporate General and Administrative Expense	(9,371)	(6,796)	(23,827)	(18,450)
Acquisition and Litigation Expense	(722)	-	(2,825)	-
Other Income	488	400	2,050	1,300
Interest Expense, Net	(4,101)	(4,475)	(12,054)	(14,225)
Earnings Before Income Taxes	77,866	48,833	208,229	152,037
Income Tax Expense	(25,836)	(17,212)	(68,170)	(50,412)
Net Earnings	$52,030	$31,621	$140,059	$101,625
EARNINGS PER SHARE:
Basic	$1.05	$0.64	$2.82	$2.07
Diluted	$1.03	$0.63	$2.78	$2.03
AVERAGE SHARES OUTSTANDING:
Basic	49,655,405	49,294,010	49,583,210	49,091,476
Diluted	50,411,147	50,162,962	50,375,619	49,948,178
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Net Earnings	$52,030	$31,621	$140,059	$101,625
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	163	238	489	714
Tax Expense	(57)	(83)	(171)	(249)
Comprehensive Earnings	$52,136	$31,776	$140,377	$102,090

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$13,697	$6,482
Accounts and Notes Receivable	136,823	102,917
Inventories	207,043	187,096
Prepaid and Other Assets	4,995	10,465
Total Current Assets	362,558	306,960
Property, Plant and Equipment -	1,929,177	1,660,975
Less: Accumulated Depreciation	(724,351)	(676,924)
Property, Plant and Equipment, net	1,204,826	984,051
Notes Receivable	2,890	3,063
Investment in Joint Venture	47,167	43,008
Goodwill and Intangible Assets	206,208	160,690
Other Assets	34,402	13,757
	$1,858,051	$1,511,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$68,466	$57,098
Accrued Liabilities	45,269	41,520
Income Taxes Payable	1,508	702
Current Portion of Long-term Debt	57,045	9,500
Total Current Liabilities	172,288	108,820
Long-term Debt	460,714	371,759
Other Long-term Liabilities	84,911	53,678
Deferred Income Taxes	167,116	145,773
Total Liabilities	885,029	680,030
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,277,425 and 50,053,738 Shares, respectively	503	501
Capital in Excess of Par Value	269,736	253,524
Accumulated Other Comprehensive Losses	(5,165)	(5,483)
Retained Earnings	707,948	582,957
Total Stockholders’ Equity	973,022	831,499
	$1,858,051	$1,511,529

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$140,059	$101,625
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	54,552	52,315
Deferred Income Tax Provision	1,172	3,939
Stock Compensation Expense	9,807	7,487
Excess Tax Benefits from Share Based Payment Arrangements	(3,493)	(4,619)
Equity in Earnings of Unconsolidated Joint Venture	(34,274)	(27,481)
Distributions from Joint Venture	30,125	29,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(19,093)	(6,461)
Inventories	(10,279)	(19,489)
Accounts Payable and Accrued Liabilities	6,352	(8,101)
Other Assets	3,916	1,650
Income Taxes Payable	4,299	13,897
Net Cash Provided by Operating Activities	183,143	144,012
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(64,959)	(43,208)
Acquisition	(237,171)	-
Net Cash Used in Investing Activities	(302,130)	(43,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	146,000	(97,000)
Repayment of Senior Notes	(9,500)	-
Dividends Paid to Stockholders	(15,044)	(14,903)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,356)	(489)
Payment of Debt Acquisition Costs	(1,661)	-
Proceeds from Stock Option Exercises	4,270	10,496
Excess Tax Benefits from Share Based Payment Arrangements	3,493	4,619
Net Cash Used in Financing Activities	126,202	(97,277)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,215	3,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,482	3,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,697	$7,424

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2014

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the nine month period ended December 31, 2014 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2014.

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

We have chosen to separately present certain costs on a single line item on our consolidated statement of earnings titled Acquisition and Litigation Expense.  These expenses consist of acquisition transaction costs of approximately $0.7 million and legal fees related to our lawsuit against the Internal Revenue Service (“IRS”) of approximately $2.8 million for the nine months ended December 31, 2014.  See Footnotes (B) and (O) to the Unaudited Consolidated Financial Statements for more information.

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

(B) ACQUISITION

On November 14, 2014, Northern White Sand LLC (“NWS”), a wholly owned subsidiary of the Company, acquired all of the outstanding equity interest in CRS Holdco LLC, CRS Proppants LLC and Great Northern Sand LLC and related entities (collectively “CRS Proppants”) (such acquisition, the “Acquisition”).  CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a transload network into Texas and southwest Oklahoma.

Purchase Price: The purchase price (the “Purchase Price”) of the Acquisition was approximately $237.2 million, including approximately $8.9 million of in-process capital expenditures paid as of the closing date.. The purchase price is subject to further adjustment to reflect actual working capital acquired at the closing. We funded the payment of the Purchase Price at closing and expenses incurred in connection with the Acquisition through borrowings under our bank credit facility, which was amended and restated on October 30, 2014.  See Footnote (L) to the Unaudited Consolidated Financial Statements for more information about the amended bank credit facility.

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company has engaged a third-party to perform appraisal valuation to support the Company’s preliminary estimate of the fair value of certain assets acquired in the Acquisition.  The working capital amounts paid at the closing are subject to certain changes to reflect actual working capital.  Additionally, the amounts assigned to property, plant and equipment and intangible assets, are preliminary and subject to change, though it is possible other values may change as well.  Included in the assets acquired, and liabilities assumed, are two long-term sales agreements that included prepayments for future sales under the agreement, with such prepayments classified as liabilities.  Additionally, one of the agreements is with a customer that is currently in bankruptcy, and is not expected to fulfill its obligation under the contract.  We have been indemnified by the former owner against any loss related to this contract, and such indemnity has been valued at fair value and recorded as an asset at the date of the acquisition.

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

We will finalize the amounts recognized as the information necessary to complete the analyses is obtained. We expect to finalize these amounts during the fourth quarter of fiscal 2015. The following table summarizes the provisional allocation of the estimated Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation at acquisition date (in thousands)	As of November 14, 2014
Cash and cash equivalents	$ 219
Accounts Receivable	14,640
Inventories	9,668
Prepaid and Other Assets	753
Property and Equipment	203,637
Intangible Assets	48,200
Indemnity under Sales Agreement	14,813
Other Assets	1,619
Accounts Payable	(4,206)
Accrued Liabilities	(2,072)
Obligations under Long-term Sales Agreements	(30,100)
Deferred Taxes	(20,000)
Total Net Assets	237,171
Goodwill	-
Total Estimated Purchase Price	$ 237,171

Intangible Assets:  The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Estimated Fair Value
Customer Relationships	4	48,000
Permits	40	200
Total Intangible Assets		$ 48,200

Actual and pro forma impact of the Acquisition:  The following table presents the net sales and operating income of CRS Proppants that have been included in our consolidated statement of earnings from November 14, 2014 through the end of the quarter:

Three Months Ended December 31, 2014
(dollars in thousands)
Revenues	$ 9,452

Operating Income	$ 223

Operating income shown above has been impacted by approximately $1.9 million of depreciation and amortization and approximately $0.7 million related to the impact of recording acquired inventory at fair value.

The unaudited pro forma results presented below include the effects of the Acquisition of CRS Proppants as if it had been consummated as of April 1, 2013. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, material nonrecurring charges directly related to the Acquisition of $0.4 million and $1.1 million have been excluded from pro forma net income for the three and nine month periods ended December 31, 2014.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues	$ 303,043	$ 245,836	$ 900,975	$ 753,253
Net Income	$ 53,142	$ 26,326	$ 145,010	$ 88,505

Earnings per share – basis	$ 1.07	$ 0.53	$ 2.92	$ 1.80
Earnings per share - diluted	$ 1.05	$ 0.52	$ 2.88	$ 1.77

The pro forma results do not include any anticipated synergies or other expected benefits of the Acquisition.   Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition been consummated as of April 1, 2013.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $13.6 million and $16.1 million for the nine months ended December 31, 2014 and 2013, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2014 and 2013, were $60.0 million and $32.6 million, respectively.

We have excluded approximately $4.1 million of non-cash investing activities from the statement of cash flows related to the purchase of capital equipment.  The $4.1 million accrued at December 31, 2014 was paid in January 2015.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $6.9 million and $5.8 million at December 31, 2014 and March 31, 2014, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $3.4 million at December 31, 2014, of which approximately $0.5 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2014 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2014
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$501
Stock Option Exercises	2
Balance at End of Period	503
Capital in Excess of Par Value –
Balance at Beginning of Period	253,524
Stock Compensation Expense	13,299
Shares Redeemed to Settle Employee Taxes	(1,356)
Stock Option Exercises	4,269
Balance at End of Period	269,736
Retained Earnings –
Balance at Beginning of Period	582,957
Dividends Declared to Stockholders	(15,068)
Net Earnings	140,059
Balance at End of Period	707,948
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(5,483)
Change in Funded Status of Pension Plan, net of tax	318
Balance at End of Period	(5,165)
Total Stockholders’ Equity	$973,022

There were no open market share repurchases during the three and nine month periods ended December 31, 2014. As of December 31, 2014, we have authorization to purchase an additional 717,300 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2014	March 31, 2014
	(dollars in thousands)
Raw Materials and Material-in-Progress	$100,377	$82,319
Finished Cement	16,546	19,173
Gypsum Wallboard	6,108	7,144
Frac Sand	3,497	275
Aggregates	10,821	11,815
Paperboard	3,996	4,102
Repair Parts and Supplies	60,103	56,119
Fuel and Coal	5,595	6,149
	$207,043	$187,096

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2014	March 31, 2014
	(dollars in thousands)
Payroll and Incentive Compensation	$20,324	$12,855
Benefits	10,185	10,158
Interest	1,874	4,813
Property Taxes	1,538	2,801
Power and Fuel	2,179	2,132
Sales and Use Tax	694	658
Legal	847	1,831
Acquisition and Litigation	300	-
Other	7,328	6,272
	$45,269	$41,520

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

Stock option expense for all outstanding stock option awards totaled approximately $1.4 million and $4.8 million for the three and nine month periods ended December 31, 2014, respectively, and $1.3 million and $4.0 million for the three and nine month periods ended December 31, 2013, respectively. At December 31, 2014, there was approximately $13.0 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.4 years.

The following table represents stock option activity for the nine month period ended December 31, 2014:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	2,788,999	$41.83
Granted	297,151	$86.41
Exercised	(149,585)	$32.43
Cancelled	(1,269,500)	$47.43
Outstanding Options at End of Period	1,667,065	$46.35
Options Exercisable at End of Period	1,035,166	$34.45
Weighted-Average Fair Value of Options Granted during the Period	$32.31

During the quarter ended June 30, 2014, approximately 1,270,000 options expired without the performance criteria having been met.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	593,710	4.45	$26.50	590,710	$26.48
$33.08 – $ 40.78	487,968	7.16	$33.95	308,352	$34.00
$53.22 – $ 74.10	283,236	8.07	$66.58	117,589	$66.57
$79.90 – $ 93.56	302,151	9.56	$86.42	18,515	$91.95
	1,667,065	6.78	$46.35	1,035,166	$34.45

At December 31, 2014, the aggregate intrinsic value for outstanding and exercisable options was approximately $49.5 million and $43.1 million, respectively. The total intrinsic value of options exercised during the nine month period ended December 31, 2014 was approximately $9.5 million.

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

Expense related to restricted shares was approximately $1.7 million and $5.0 million for the three and nine month periods ended December 31, 2014, respectively, and $1.3 million and $3.4 million for the three and nine month periods ended December 31, 2013, respectively. At December 31, 2014, there was approximately $18.7 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,873,975 at December 31, 2014.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Weighted-Average Shares of Common Stock Outstanding	49,655,405	49,294,010	49,583,210	49,091,476
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,349,997	1,559,885	1,418,957	1,648,483
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(893,874)	(1,011,617)	(920,113)	(1,095,651)
Restricted Shares	299,619	320,684	293,565	303,870
Weighted-Average Common and Common Equivalent Shares Outstanding	50,411,147	50,162,962	50,375,619	49,948,178
Shares Excluded Due to Anti-dilution Effects	279,651	216,914	206,702	124,970

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$224	$360	$696	$753
Interest Cost of Benefit Obligations	324	306	954	917
Expected Return on Plan Assets	(426)	(410)	(1,254)	(1,096)
Recognized Net Actuarial Loss	150	215	460	707
Amortization of Prior-Service Cost	3	1	9	9
Net Periodic Pension Cost	$275	$472	$865	$1,290

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for both the three and nine months ended December 31, 2014 was approximately 33%, which increased from the prior year due to the reduction in the impact of our depletion deduction as a result of increased earnings in fiscal year 2015.

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

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2014	March 31, 2014
	(dollars in thousands)
Credit Facility	$335,000	$189,000
Senior Notes	182,759	192,259
Total Debt	517,759	381,259
Less: Current Portion of Long-term Debt	(57,045)	(9,500)
Total Debt	$460,714	$371,759

Credit Facility –

Our Credit Facility was amended and restated on October 30, 2014 (the “Amended Credit Facility”).  The Amended Credit Facility increased available borrowings from $400.0 million to $500.0 million and extended the term from December 15, 2015 to October 30, 2019. Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $335.0 million of borrowings outstanding at December 31, 2014. Based on our Leverage Ratio, we had $155.8 million of available borrowings, net of the outstanding letters of credit, at December 31, 2014.

The Amended Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2014, we had $9.2 million of letters of credit outstanding.

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

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During October 2014, Tranche A of the Series 2007A Senior Notes matured and we retired the remaining $9.5 million in notes from this Tranche. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on the second day of April and the second day of October of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Amended Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Amended Credit Facility. We were in compliance with all financial ratios and tests at December 31, 2014 and throughout the fiscal year.

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

We operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant temporarily idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations, two frac sand mines, two frac sand processing facilities and five frac sand transload locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$124,048	$105,578	$397,845	$356,482
Gypsum Wallboard	118,573	104,158	342,905	299,099
Paperboard	39,936	33,696	112,994	100,501
Oil and Gas Proppants	31,731	3,960	53,325	6,152
Concrete and Aggregates	27,116	24,376	85,239	77,487
Sub-total	341,404	271,768	992,308	839,721
Less: Intersegment Revenues	(16,968)	(16,766)	(51,096)	(49,247)
Net Revenues, including Joint Venture	324,436	255,002	941,212	790,474
Less: Joint Venture	(32,907)	(26,190)	(98,624)	(81,972)
Net Revenues	$291,529	$228,812	$842,588	$708,502

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$2,489	$2,556	$7,760	$7,503
Paperboard	14,305	13,993	42,645	40,855
Concrete and Aggregates	174	217	691	889
	$16,968	$16,766	$51,096	$49,247
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	935	876	3,135	3,037
Joint Venture	270	239	837	753
	1,205	1,115	3,972	3,790

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$37,578	$26,011	$96,535	$77,451
Gypsum Wallboard	40,013	30,730	114,443	90,234
Paperboard	9,102	6,661	24,633	19,277
Oil and Gas Proppants	3,241	(2,162)	3,315	(3,968)
Concrete and Aggregates	1,638	(1,536)	5,959	418
Other, net	488	400	2,050	1,300
Sub-total	92,060	60,104	246,935	184,712
Corporate General and Administrative	(9,371)	(6,796)	(23,827)	(18,450)
Acquisition and Litigation Expense	(722)	-	(2,825)	-
Earnings Before Interest and Income Taxes	81,967	53,308	220,283	166,262
Interest Expense, net	(4,101)	(4,475)	(12,054)	(14,225)
Earnings Before Income Taxes	$77,866	$48,833	$208,229	$152,037
Cement Operating Earnings -
Wholly–owned Operations	$25,155	$16,155	$62,261	$49,970
Joint Venture	12,423	9,856	34,274	27,481
	$37,578	$26,011	$96,535	$77,451
Capital Expenditures -
Cement	$3,890	$2,657	$16,886	$8,493
Gypsum Wallboard	1,154	1,284	4,947	2,983
Paperboard	303	902	1,452	2,803
Oil and Gas Proppants	18,421	5,533	32,023	26,549
Concrete and Aggregates	1,128	1,135	9,477	2,266
Other	24	114	174	114
	$24,920	$11,625	$64,959	$43,208
Depreciation, Depletion and Amortization -
Cement	$8,089	$8,036	$23,959	$23,684
Gypsum Wallboard	4,967	5,239	15,096	15,783
Paperboard	2,069	2,205	6,196	6,558
Oil and Gas Proppants	2,673	475	3,926	1,160
Concrete and Aggregates	1,465	1,300	4,058	4,001
Other, net	425	436	1,317	1,129
	$19,688	$17,691	$54,552	$52,315

	As of
	December 31, 2014	March 31, 2014
	(dollars in thousands)
Identifiable Assets -
Cement	$759,143	$762,578
Gypsum Wallboard	408,097	412,566
Paperboard	123,131	125,045
Oil and Gas Proppants	448,155	71,366
Concrete and Aggregates	95,303	108,197
Corporate and Other	24,222	31,777
	$1,858,051	$1,511,529

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

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At December 31, 2014, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

We temporarily idled our gypsum manufacturing facility in Bernalillo, N.M. beginning in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant was $2.8 million, and the carrying value of the equipment was $0.7 million at December 31, 2014, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when demand for our products increases. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues	$65,815	$52,380	$197,249	$163,944
Gross Margin	$26,445	$20,513	$72,282	$57,848
Earnings Before Income Taxes	$24,846	$19,712	$68,548	$54,962

	As of
	December 31, 2014	March 31, 2014
	(dollars in thousands)
Current Assets	$68,161	$59,029
Non-Current Assets	$43,281	$42,826
Current Liabilities	$20,961	$17,901

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(2)	$(1)	$(5)	$(3)
Interest Expense	3,730	4,102	10,901	13,071
Interest Expense – Income Taxes	174	155	522	481
Other Expenses	199	219	636	676
Interest Expense, net	$4,101	$4,475	$12,054	$14,225

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

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2014, we had contingent liabilities under these outstanding letters of credit of approximately $9.2 million.

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

We are currently contingently liable for performance under $14.3 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

In September 2014 the Company and the IRS reached a tentative agreement to settle this case, and this agreement was approved by the U.S Department of Justice in January 2015.  Under the terms of the agreement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, as discussed above, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date. We will recognize the recovery of 40% of the penalties, which total approximately $5.8 million, plus approximately $3.4 million of  related interest thereon, in our consolidated statement of earnings during the fourth quarter of fiscal 2015.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. NCC met with the EPA in December 2010, September 2012 and May 2014 to present its defenses and to discuss a resolution of the alleged violations. EPA and NCC remain in discussions regarding the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America, Temple Inland Inc. and PABCO Building Products LLC.  On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

On November 3, 2014 USG announced that it had entered into a binding memorandum of understanding with counsel representing the direct and indirect purchasers classes pursuant to which it agreed to settle all claims against it. Discovery in this litigation is ongoing.  Due to the fact that the case is in the discovery phase, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2014 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$58,528
Series 2005A Tranche C	60,304
Series 2007A Tranche B	8,440
Series 2007A Tranche C	25,764
Series 2007A Tranche D	39,895

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2014 due to the short-term maturities of these assets and liabilities. The fair value of our Amended Credit Facility also approximates its carrying value at December 31, 2014.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the nine months ended December 31, 2014 and 2013, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Concrete and Aggregates and Oil and Gas Proppants. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). These products are used primarily in commercial and residential construction, public construction projects, projects to build, expand and repair roads and highways and in natural gas extraction. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions. During the quarter ended June 30, 2014, we changed our segments presentation to reflect Oil and Gas Proppants, which had been included in Concrete and Aggregates, as a separate segment. We have adjusted the prior period segment presentation to reflect this change for comparative purposes for both the three and nine month periods ended December 31, 2014 and 2013.

On November 14, 2014, a wholly owned subsidiary of Eagle Materials Inc., a Delaware corporation (the “Company”), completed the previously announced acquisition (the “Acquisition”) of all of the outstanding equity interests of CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand, LLC, and related entities (collectively, “CRS Proppants”). The Acquisition was completed pursuant to a Securities Purchase Agreement, dated October 16, 2014 (the “Securities Purchase Agreement”), by and among a wholly owned subsidiary of the Company and the Sellers named therein (EOS Partners, L.P., EOS Capital Partners IV, L.P., Original CRS LLC, Steve Cobb, Bon Accord Partners, L.P. and Stephen R. Horn).

CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a transload network into Texas and southwest Oklahoma. The purchase price (the “Purchase Price”) paid by the Company for CRS Proppants was approximately $237.2 million in cash, including approximately $9.0 million for in-process capital expenditures paid through the closing date, and estimated working capital and other estimated closing amounts. The Purchase Price is subject to customary post-closing adjustments as provided in the Securities Purchase Agreement. The Purchase Price was funded through borrowings under the Company’s credit facility.  CRS Proppants was in the process of expanding its frac sand mine in New Auburn, Wisconsin at the time of purchase.  We expect to complete the expansion during the first quarter of fiscal 2016 at an additional cost of approximately $25.0 million.

During fiscal 2014, we began selling third-party purchased frac sand from our Corpus Christi plant into the Texas market.  During the third quarter of fiscal 2015 we began shipping sand from our mine in Utica, Illinois to Corpus Christi for sale in the Texas market.  We continue to pursue other locations that are geographically supportive of the oil and gas proppants business, and anticipate additional capital expenditures related to this business in the range of $60.0 million to $70.0 million in fiscal 2015, including the amounts related to the completion of the plant in New Auburn, Wisconsin. Additionally, we continue to focus on specialty oil well cement, in addition to regular construction cement sales.

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

heartland in Texas, Oklahoma, Missouri, Colorado, Wyoming and Nevada, as well as the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and Aggregates are even more regional as our operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States.. Cement, concrete and aggregates and frac sand demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States, except for the northeast.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2014	2013	Change	2014	2013	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$291,529	$228,812	27%	$ 842,588	$708,502	19%
Cost of Goods Sold	(212,380)	(178,964)	19%	(631,977)	(552,571)	14%
Gross Profit	79,149	49,848	59%	210,611	155,931	35%
Equity in Earnings of Unconsolidated Joint Venture	12,423	9,856	26%	34,274	27,481	25%
Corporate General and Administrative Expense	(9,371)	(6,796)	38%	(23,827)	(18,450)	29%
Acquisition and Litigation Expense	(722)	-	-	(2,825)	-	-
Other Income	488	400	22%	2,050	1,300	58%
Interest Expense, net	(4,101)	(4,475)	(8%)	(12,054)	(14,225)	(15%)
Earnings Before Income Taxes	77,866	48,833	59%	208,229	152,037	37%
Income Tax Expense	(25,836)	(17,212)	50%	(68,170)	(50,412)	35%
Net Earnings	$52,030	$31,621	65%	$ 140,059	$101,625	38%
Diluted Earnings per Share	$1.03	$0.63	63%	$ 2.78	$2.03	37%

Revenues. Revenues were $291.5 million and $228.8 million for the three months ended December 31, 2014 and 2013, respectively. Approximately $9.5 million of the $62.7 million increase in revenues during the three months ended December 31, 2014, compared to December 31, 2013, was due to the Acquisition.  The remaining increase in revenues was primarily due to increased sales volumes for all of our businesses except aggregates, and increased average net sales prices for all businesses except recycled paperboard, which remained flat. The impact of the increased net sales prices and sales volumes on revenues for the quarter ended December 31, 2014, compared to December 31, 2013, was approximately $18.9 million and $34.3 million, respectively.

Revenues were $842.6 million and $708.5 million for the nine months ended December 31, 2014 and 2013, respectively. The $134.1 million increase in revenues during the nine months ended December 31, 2014, compared to December 31, 2013, was primarily due to the Acquisition, increased sales volumes for all of our businesses except aggregates, and increased average net sales prices for all of our businesses, except recycled paperboard, which was flat. Revenues from the Acquisition were approximately $9.5 million, while the impact of the increased net sales prices and sales volumes on revenues for the nine months ended December 31, 2014, compared to December 31, 2013, was approximately $53.4 million and $71.2 million, respectively.

Cost of Goods Sold. Cost of goods sold was $212.4 million and $179.0 million during the three months ended December 31, 2014 and 2013, respectively. The $33.4 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $35.4 million, partially offset by a decrease in operating costs of approximately $2.0 million. Approximately $9.2 million of the increase in cost of goods sold related to sales volumes attributable to the Acquisition, with the remaining increase due to increased sales volumes in all of our businesses except aggregates. The decrease in operating costs in the third quarter of fiscal 2015, compared to fiscal 2014, was primarily related to our cement, recycled paperboard and concrete businesses and was approximately $1.3 million, $0.7 million and $2.3 million, respectively, partially offset by increased costs in our gypsum wallboard and aggregates businesses or approximately $1.8 million and $0.5 million, respectively.

Cost of goods sold was $632.0 million and $552.6 million during the nine months ended December 31, 2014 and 2013, respectively. The $79.4 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $56.7 million, and an increase in operating costs of approximately $13.5 million. Approximately $9.2 million of the increase in cost of goods sold related to sales volumes was attributable to the Acquisition, with the remaining increase due to increased sales volumes in all of our businesses except aggregates.  The increase in operating costs in the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013, was primarily related to our cement, gypsum wallboard and concrete businesses and was approximately $5.2 million, $10.0 million and $0.9 million, respectively, partially offset by decreased costs in our recycled paperboard and aggregates businesses or approximately $1.9 million and $0.7 million, respectively.

Gross Profit. Gross profit was $79.1 million and $49.8 million during the three months ended December 31, 2014 and 2013, respectively. The 59% increase in gross profit was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above. The increase in the gross margin to 27% for the three months ended December 31, 2014, compared to 22% for the three months ended December 31, 2013, was primarily due to increased gross margin in our gypsum wallboard and cement divisions.

Gross profit was $210.6 million and $155.9 million during the nine months ended December 31, 2014 and 2013, respectively. The 35% increase was due primarily to increased average sales prices and increased sales volumes, partially offset by increased cost of goods sold related to the increased sales volumes and operating costs, as noted above. The increase in the gross margin to 25% for the nine months ended December 31, 2014, compared to 22% for the nine months ended December 31, 2013, was primarily due to increased gross margin in our cement and gypsum wallboard divisions.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $2.6 million, or 26%, for the three months ended December 31, 2014, compared to the similar period in 2013. The increase is primarily due to a 13% increase in sales volumes and an 11% increase in average net sales price. The impact of the increases in sales volumes and average net sales price on equity in earnings of our unconsolidated joint venture during the three months ended December 31, 2014 was approximately $1.3 million and $3.3 million, respectively, partially offset by increased operating costs of approximately $2.0 million. The increase in operating costs was primarily due to an increase in the cost of purchased cement of approximately $1.0 million, and an increase in maintenance of approximately $0.3 million.

Equity in earnings of our unconsolidated joint venture increased $6.8 million, or 25%, for the nine months ended December 31, 2014, compared to the similar period in 2013. The increase is primarily due to an 11% increase in sales volumes and an 8% increase in average net sales price. The impact of the increases in sales volumes and average net sales price on equity in earnings of our unconsolidated joint venture during the three months ended December 31, 2014 was approximately $3.1 million and $7.5 million, respectively, partially offset by increased operating costs of approximately $3.1 million. The increase in operating costs was primarily due to an increase in the cost of purchased cement of approximately $2.5 million.

Corporate General and Administrative. Corporate general and administrative expenses increased 38% and 29% for the three and nine months ended December 31, 2014, respectively, compared to the similar periods in 2013. The approximately $2.6 million and $5.4 million increase in corporate general and administrative expenses for the three and nine month periods ended December 31, 2014, respectively, compared to 2013, is due primarily to increased long-term incentive compensation expenses. Long-term incentive compensation increased approximately $1.7 million and $3.9 million during the three and nine months ended December 31, 2014, respectively, compared to similar periods in 2013, primarily due to increased operating earnings.

Acquisition and Litigation Expense. Acquisition and litigation expense consists of litigation expenses related to our lawsuit against the IRS and expenses related to the Acquisition.  Legal fees related to our lawsuit against the IRS were approximately $0.1 million and $1.8 million for the three and nine months ended December 31, 2014.  As discussed in Footnote (O) to the Unaudited Consolidated Financial Statements, the U.S Department of Justice approved the proposed settlement of this case in January 2015 and the case was dismissed.  Expenses related to the Acquisition, which closed in November 2014, were $ 0.4 million and $1.1 million for the three and nine months ended December 31, 2014.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, decreased approximately $0.4 million and $2.2 million during the three and nine months ended December 31, 2014, respectively, compared to the three and nine months ended December 31, 2013. The 8% and 15% decrease in interest expense, net for the three and nine months ended December 31, 2014, respectively, compared to the similar three and nine months in the prior fiscal year, is due primarily to the decrease in interest expense from our Credit Facility, which decreased approximately $0.2 million and $2.0 million in the three and nine months ended December 31, 2014, compared to the three and nine months ended December 31, 2013. The decrease in interest expense from our Credit Facility is due to reduced outstanding balances during the three and nine month periods ended December 31, 2014, compared to the three and nine months ended December 31, 2013, as a result of repayments made during fiscal 2014 and during the first nine months of fiscal 2015. Because of borrowings to finance the Acquisition, we expect interest expense to increase during the fourth quarter of fiscal 2015 compared to the first nine months of the fiscal year.  Additionally, interest expense from our Senior Notes decreased $0.1 million during both the three and nine month periods ended December 31, 2014, compared to December 31, 2013, due to the maturity and repayment of $9.5 million during October 2014.

Earnings Before Income Taxes. Earnings before income taxes were $77.9 million and $48.8 million during the three months ended December 31, 2014 and 2013, respectively. The $29.1 million increase was primarily due to a $29.3 million increase in gross profit, a $2.6 million increase in equity in earnings of unconsolidated joint venture and a decrease in interest expense, net of $0.3 million, partially offset by an increase of approximately $0.7 million in acquisition and litigation expense and $2.6 million in corporate general and administrative expenses, respectively.

Earnings before income taxes were $208.2 million and $152.0 million during the nine months ended December 31, 2014 and 2013, respectively. The $56.2 million increase was primarily due to a $54.7 million increase in gross profit, a $6.8 million increase in equity in earnings of unconsolidated joint venture and a decrease in interest expense, net of $2.1 million, partially offset by an increase of approximately $2.8 million in acquisition and litigation expense and $5.3 million in corporate general and administrative expenses, respectively.

Income Taxes. Income tax expense was $68.2 million and $50.4 million for the nine months ended December 31, 2014 and 2013, respectively. The estimated effective tax rate for fiscal 2015, compared to fiscal 2014, remained consistent at 33%.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended December 31, 2014 of $52.0 million increased 65% from last year’s net earnings of $31.6 million; while net earnings of $140.1 million for the nine months ended December 31, 2014 increased 38% from last year’s net earnings of $101.6 million. Diluted earnings per share for the three and nine month periods ended December 31, 2014 were $1.03 and $2.78, respectively, compared to $0.63 and $2.03 for the three and nine months ended December 31, 2013, respectively.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2014	2013	Percentage	2014	2013	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$124,048	$105,578	17%	$397,845	$356,482	12%
Gypsum Wallboard	118,573	104,158	14%	342,905	299,099	15%
Recycled Paperboard	39,936	33,696	19%	112,994	100,501	12%
Oil and Gas Proppants	31,731	3,960	701%	53,325	6,152	767%
Concrete and Aggregates	27,116	24,376	11%	85,239	77,487	10%
Gross Revenues	341,404	271,768	26%	992,308	839,721	18%
Less: Intersegment Revenues	(16,968)	(16,766)	1%	(51,096)	(49,247)	4%
Less: Joint Venture Revenues	(32,907)	(26,190)	26%	(98,624)	(81,972)	20%
	$291,529	$228,812	27%	$842,588	$708,502	19%
Sales Volume
Cement (M Tons) (2)	1,205	1,115	8%	3,972	3,790	5%
Gypsum Wallboard (MMSF)	610	584	4%	1,746	1,670	5%
Recycled Paperboard (M Tons)	77	66	17%	219	197	11%
Concrete (M Yards)	246	231	6%	767	723	6%
Aggregates (M Tons)	682	709	(4%)	2,372	2,606	(9%)
Average Net Sales Prices (3)
Cement (2)	$93.76	$87.01	8%	$91.43	$86.10	6%
Gypsum Wallboard	158.95	143.40	11%	160.23	144.54	11%
Recycled Paperboard	504.30	504.08	-	505.09	504.64	-
Concrete	89.00	84.88	5%	86.77	82.02	6%
Aggregates	7.36	6.46	14%	7.54	6.70	13%
Operating Earnings
Cement (2)	$37,578	$26,011	44%	$96,535	$77,451	25%
Gypsum Wallboard	40,013	30,730	30%	114,443	90,234	27%
Recycled Paperboard	9,102	6,661	37%	24,633	19,277	28%
Oil and Gas Proppants	3,241	(2,162)	250%	3,315	(3,968)	184%
Concrete and Aggregates	1,638	(1,536)	207%	5,959	418	1326%
Other, net	488	400	22%	2,050	1,300	58%
Net Operating Earnings	$92,060	$60,104	53%	$246,935	$184,712	34%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $124.0 million for the three months ended December 31, 2014, which is a 17% increase over revenues of $105.6 million for the three months ended December 31, 2013. The increase in revenues during the three months ended December 31, 2014, compared to the similar period in 2013, is primarily due to an 8% increase in average net sales price, as well as an 8% increase in sales volume. The increase in average net sales price and sales volume positively impacted revenues by approximately $9.9 million and $8.5 million, respectively, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013.

Operating earnings for the Cement business increased 44% to $37.6 million from $26.0 million for the third quarters of fiscal 2015 and 2014, respectively. The increase in operating earnings was due primarily to increased average sales prices and sales volumes, which positively impacted operating earnings by $9.9 million and $2.4 million, respectively, partially offset by increased operating costs of $0.7 million. The increase in operating costs in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014, is primarily related to increased purchased cement and other raw material costs, which adversely impacted operating earnings by approximately $1.4 million and $1.0 million, respectively, partially offset by decreased maintenance, fuel and power costs of approximately $0.4 million, $0.7 million and $0.2 million.  The operating margin increased to 30% for the third quarter of fiscal 2015, compared to 24% for the third quarter of fiscal 2014, primarily due to increased sales prices and lower operating costs.

Cement revenues were $397.8 million for the nine months ended December 31, 2014, which is a 12% increase over revenues of $356.5 million for the nine months ended December 31, 2013. The increase in revenues during the nine months ended December 31, 2014, compared to the similar period in 2013, is primarily due to a 5% increase in average net sales price, as well as a 6% increase in sales volume. The increases in average net sales price and sales volume positively impacted revenues by approximately $23.5 million and $17.8 million, respectively, for the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013.

Operating earnings for the Cement business increased 25% to $96.5 million from $77.5 million for the nine months ended December 31, 2014 and 2013, respectively. The increase in operating earnings was due primarily to increased average sales price and average sales volumes, which positively impacted operating earnings by $23.5 million and $4.7 million, respectively, partially offset by increased operating costs of $8.9 million. The increase in operating costs during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013, is primarily related to increased maintenance, purchased cement, power and other raw material costs, which adversely impacted operating earnings by approximately $2.7 million, $3.9 million, $1.0 million and $1.5 million, respectively, partially offset by lower fuel costs of approximately $2.3 million. The operating margin increased to 24% for the nine months ended December 31, 2014, compared to 22% for the nine months ended December 31, 2013, primarily due to increased sales prices, partially offset by increased operating costs.

Gypsum Wallboard Operations. Sales revenues increased 14% to $118.6 million in the third quarter of fiscal 2015, from $104.2 million in the third quarter of fiscal 2014, primarily due to an 11% increase in our average net sales price and a 4% increase in sales volumes. The increase in our average net sales price and sales volumes positively impacted revenues by approximately $9.8 million and $4.6 million, respectively. The increase in our average net sales price was due to the implementation of our price increase in January 2014. The increased sales volumes are primarily due to increased construction activity in fiscal 2015, compared to fiscal 2014. Our market share was essentially unchanged during the three months ended December 31, 2014, compared to the three months ended December 31, 2013.

Operating earnings increased to $40.0 million for the three months ended December 31, 2014, compared to $30.7 million for the three months ended December 31, 2013, primarily due to the increase in our average net sales price and sales volumes, which positively impacted operating earnings by approximately $9.8 million and $1.4 million, respectively, partially offset by increased operating costs of $1.9 million. The increase in operating costs during the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was primarily due to increased freight, natural gas and other raw materials costs, which negatively impacted operating earnings by $0.3 million, $1.1 million and $0.6 million, respectively, partially offset by reduced maintenance costs of approximately $0.5 million. The increase in our average net sales price is the primary reason our operating margin increased to 34% for the three months ended December 31, 2014, compared to 29% for the three months ended December 31, 2013. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased 15% to $342.9 million for the nine months ended December 31, 2014, from $299.1 million for the nine months ended December 31, 2013, primarily due to an 11% increase in our average net sales price and a 5% increase in sales volumes. The increase in our average net sales price and sales volumes positively impacted revenues by approximately $30.2 million and $13.6 million, respectively. The increase in our average net sales price was due to the implementation of our price increase in January 2014. The increased sales volumes are primarily due to increased construction activity in fiscal 2015, compared to fiscal 2014. Our market share was essentially unchanged during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013.

Operating earnings increased to $114.4 million for the nine months ended December 31, 2014, compared to $90.2 million for the nine months ended December 31, 2013, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $30.2 million and $4.1 million, respectively, partially offset by increased operating costs of $10.1 million. The increase in operating costs during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013, was primarily due to increased freight, paper, labor, other raw materials and natural gas costs, which negatively impacted operating earnings by $2.8 million, $0.4 million, $1.7 million, $1.6 million and $1.7 million, respectively. The increase in our average net sales price is the primary reason our operating margin increased to 33% for the nine months ended December 31, 2014, compared to 30% for the nine months ended December 31, 2013. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 19% to $39.9 million during the three months ended December 31, 2014, compared to $33.7 million for the three months ended December 31, 2013. The increase in revenues during the quarter ended December 31, 2014, compared to December 31, 2013, is due primarily to the 17% increase in sales volumes, which positively impacted revenue by $5.7 million.

Operating earnings increased to $9.1 million for the third quarter of fiscal 2015, compared to $6.7 million for the third quarter of fiscal 2014. The increase in operating earnings is primarily due to increased sales volumes, average net sales price and decreased operating costs, which positively impacted operating earnings by approximately $1.1 million, $0.5 million and $0.7 million, respectively. The decrease in operating costs is primarily related to lower recycled fiber, chemical and natural gas costs, which positively impacted operating earnings by approximately $1.0 million, $0.1 million and $0.2 million, partially offset by increased maintenance costs of approximately $0.7 million. The decrease in operating costs was the primary reason operating margin increased to 23% during the third quarter of fiscal 2015, compared to 20% during the third quarter of fiscal 2014.

Revenues increased 12% to $113.0 million for the nine months ended December 31, 2014, from $100.5 million for nine months ended December 31, 2013. The increase in revenue during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013, is due to the increase in sales volumes, which positively impacted revenues by approximately $11.2 million.

Operating earnings increased to $24.6 million for the nine months ended December 31, 2014, compared to $19.3 million for the nine months ended December 31, 2013. The increase in operating earnings is primarily due to increased sales volumes, average net sales price and decreased operating costs, which positively impacted operating earnings by approximately $2.1 million, $1.3 million and $1.9 million, respectively. The decrease in operating costs is primarily related to lower recycled fiber and chemical costs, which positively impacted operating earnings by approximately $2.2 million and $0.8 million, partially offset by increased maintenance costs of approximately $1.1 million. The increase in sales volumes and average net sales price, together with reduced operating expenses were the primary reasons operating margin increased to 22% during the nine months ended December 31, 2014, compared to 19% during the nine months ended December 31, 2013.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 11% to $27.1 million for the three months ended December 31, 2014, compared to $24.4 million for the three months ended December 31, 2013. The primary reason for the increase in revenue for the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014, was the 5% and 14% increase in average net sales prices for concrete and aggregates, respectively, and the 6% increase in sales volumes for concrete, which positively impacted revenues by approximately $1.6 million and $1.4 million, respectively.  These increases were partially offset by a decrease in sales volumes for our aggregates business, which negatively impacted revenues by approximately $0.3 million during the three months ended December 31, 2014, compared to the three months ended December 31, 2013.

Operating earnings increased to approximately $1.6 million for the three months ended December 31, 2014, compared to an operating loss of $1.5 million for the three months ended December 31, 2013. Operating earnings were positively impacted by increased average net sales prices and reduced operating costs, which positively impacted operating earnings by approximately $1.6 million and $1.7 million, respectively, partially offset by reduced sales volumes in the aggregates business of approximately $0.2 million during the three months ended December 31, 2014, compared to the three months ended December 31, 2013. The decrease in operating costs during the three months ended December 31, 2014, compared to the three months ended December 31, 2013, were primarily related to maintenance, purchased materials, and delivery costs, which decreased operating costs by approximately $0.7 million, $0.2 million, and $0.2 million, respectively.

Concrete and aggregates revenues increased 10% to $85.2 million for the nine months ended December 31, 2014, compared to $77.4 million for the nine months ended December 31, 2013. The primary reason for the increase in revenue for the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013, was the 6% and 13% increase in average net sales prices for concrete and aggregates, respectively, and the 6% increase in sales volumes for concrete, which positively impacted revenues by approximately $5.8 million and $3.7 million, respectively.  These increases were partially offset by a decrease in sales volumes for our aggregates business, which negatively impacted revenues by approximately $1.6 million during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013.

Operating earnings increased to approximately $6.0 million for the nine months ended December 31, 2014, compared to $0.4 million for the nine months ended December 31, 2013. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $5.8 million and $0.3 million, respectively, partially offset by increased operating costs of approximately $0.5 million during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013. Increased operating costs during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013, were primarily related to purchased materials and royalties, which increased operating costs by approximately $1.2 million and $0.6 million, respectively, partially offset by reduced fuel and lease costs of approximately $0.3 million and $0.6 million, respectively.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment increased approximately $27.7 million to $31.7 million during the three months ended December 31, 2014, compared to $4.0 million during the three months ended December 31, 2013.  This segment is still in the start-up phase, and approximately $17.7 million of the increase in revenues during the three months ended December 31, 2014, compared to December 31, 2013, reflects sales volume growth at our Corpus Christi, Texas location, with the remaining $9.5 million increase related to the Acquisition.

Operating earnings for the three months ended December 31, 2014 were approximately $3.2 million, which improved from an operating loss of approximately $2.2 million during the three months ended December 31, 2013. Approximately $0.2 million of the increase was related to the Acquisition, with the remaining increase in operating earnings due primarily to the increase in sales volumes during the three months ended December 31, 2014, compared to the three months ended December 31, 2013.  Operating income related to the Acquisition was adversely impacted by approximately $0.7 million related to the “step-up” of inventory acquired on November 14, 2014 and sold prior to December 31, 2014.

Revenues for our oil and gas proppants segment increased approximately $47.2 million to $53.3 million during the nine months ended December 31, 2014, compared to $6.2 million during the nine months ended December 31, 2013.  This segment is still in the start-up phase, and approximately $37.7 million of the increase in revenues during the three months ended December 31, 2014, compared to December 31, 2013, reflects sales volume growth at our Corpus Christi, Texas location, with the remaining $9.5 million increase related to the Acquisition.

Operating earnings for the nine months ended December 31, 2014 were approximately $3.3 million, which improved from an operating loss of approximately $4.0 million during the nine months ended December 31, 2013. Approximately $0.2 million of the increase was related to the Acquisition, with the remaining increase in operating earnings due primarily to the increase in sales volumes during the nine months ended December 31, 2014, compared to the nine months ended December 31, 2013.  Operating income related to the Acquisition was adversely impacted by approximately $0.7 million related to the “step-up” of inventory acquired on November 14, 2014 and sold prior to December 31, 2014.

GENERAL OUTLOOK

The drivers of construction products demand continue to improve incrementally, reinforcing the notion that a cyclic recovery is underway. The pace of recovery continues to hinge on the pace of growth in the U.S. economy. Our cement sales network stretches across the central U.S., both east to west and north to south. While we anticipate cement consumption to continue to increase during calendar 2015, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling. Most forecasts point to a continued pick-up in demand in both of these areas into calendar 2015. Industry shipments of gypsum wallboard exceeded 21.5 billion square feet in calendar 2014, and are expected to increase in calendar 2015. No new plants are expected to be added during the first half of calendar 2015, but it is possible that previously idled plants or curtailed lines could be brought back into service. American Gypsum implemented a wallboard price increase effective in January.

Increased demand for gypsum wallboard will positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during calendar 2015, compared to fiscal 2015, both in gross tons and as a percentage of total sales volumes.

We began operations in our new frac sand business during the first quarter of fiscal 2014. The long-term outlook for frac sand proppants in the oil and gas industry remains robust.  Between the opening of our mine in Illinois in July 2014, and the Acquisition in November 2014, we expect increased sales volumes during the remainder of fiscal 2015 and into fiscal 2016. The Acquisition will increase our mining and processing ability, add trans-load facilities expanding our market reach as well as contracted volume commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2014	2013
	(dollars in thousands)
Net Cash Provided by Operating Activities	$183,143	$144,012
Investing Activities:
Capital Expenditures	(64,959)	(43,208)
Acquisition	(237,171)	-
Net Cash Used in Investing Activities	(302,130)	(43,208)
Financing Activities:
Increase (Decrease) in Long-Term Debt	136,500	(97,000)
Dividends Paid	(15,044)	(14,903)
Shares Repurchased to Settle Employee Taxes on RSUs	(1,356)	(489)
Payment of Debt Acquisition Costs	(1,661)	-
Proceeds from Stock Option Exercises	4,270	10,496
Excess Tax Benefits from Share Based Payment Arrangements	3,493	4,619
Net Cash Provided by Financing Activities	126,202	(97,277)
Net Increase in Cash	$7,215	$3,527

Cash flows from operating activities increased $39.1 million to $183.1 million during the nine month period ended December 31, 2014, compared to $144.0 million during the similar period in 2013. This increase was largely attributable to increased net earnings of approximately $38.5 million and increased cash flows from changes in operating assets and liabilities  Excluding the impact of working capital purchased in the Acquisition, cash flows from operations were positively impacted during the nine months ended December 31, 2014 by increases in accounts payable and accrued liabilities and income taxes payable of approximately $6.4 million and $4.3 million, respectively, and a decrease in other assets of approximately $3.9 million, partially offset by increased accounts and notes receivable and inventories of approximately $19.1 million and $10.3 million, respectively. During the nine months ended December 31, 2013, cash flows from operations were negatively impacted by increases in accounts and notes receivable, and inventories of approximately $6.5 million and $19.5 million, respectively, and a decrease in accounts payable and accrued liabilities of approximately $8.1 million, partially offset by an increase of approximately $13.9 million in income taxes payable.

Working capital decreased to $190.2 million at December 31, 2014, compared to $198.1 million at March 31, 2014, primarily due to the increased current portion of long-term debt, accounts payable and accrued liabilities and a reduction of prepaid and other assets of approximately $47.5 million, $11.4 million, $3.7 million and $5.5 million, respectively, partially offset by increased cash, accounts and notes receivable and inventories of approximately $7.2 million, $33.9 million and $19.9 million, respectively.  The increase in current portion of long-term debt is related to the maturity of Tranche B of our Series 2005A Senior Notes, which is expected to be repaid in November 2015.  Increases in accounts and notes receivable, inventories, accounts payable and accrued liabilities are due primarily to working capital acquired in the Acquisition.  In connection with the Acquisition, working capital, primarily accounts receivable and inventory, partially offset by accounts payable and accrued liabilities, positively impacted working capital by approximately $19.0 million.

The increase in accounts and notes receivable at December 31, 2014, compared to March 31, 2014, is primarily due to accounts receivable obtained in the Acquisition.  Excluding the accounts receivable acquired in the Acquisition, accounts receivable increased slightly at December 31, 2014, compared to March 31, 2014. Excluding the impact of the Acquisition, as a percentage of quarterly sales generated in the quarter then ended, accounts receivable were approximately 44% at December 31, 2014 and 51% at March 31, 2014. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at December 31, 2014. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at December 31, 2014.

Our inventory balance at December 31, 2014 increased approximately 11% from the inventory balance at March 31, 2014. Excluding the impact of the inventory acquired in the Acquisition, inventory would have increased approximately 5%.  This increase is due primarily to an increase in raw materials and materials in progress, frac sand and repair parts of approximately $6.4 million, $3.2 million and $4.0 million, respectively, partially offset by declines in finished cement, gypsum wallboard and aggregates of approximately $2.6 million, $1.0 million and 1.0 million, respectively.  The increase in raw materials and materials in process is primarily due to the increase in sand inventory related to our oil and gas proppants business, which is due to the continued growth of the business.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

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

In September 2014 the Company and the IRS reached a tentative agreement to settle the lawsuit, and this agreement was approved by the U.S. Department of Justice in January 2015.  Under the terms of the agreement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, as discussed above, in exchange for the IRS conceding 40% of the penalties, plus interest, paid to date.  We will recognize the recovery of 40% of the penalties, which total approximately $5.8 million, plus approximately $3.4 million of related interest thereon, during the fourth quarter of fiscal 2015. See Note (O) of the Notes to Unaudited Consolidated Financial Statements for more information.

Net cash used in investing activities during the nine months ended December 31, 2014 was approximately $302.1 million, compared to net cash used in investing activities of approximately $43.2 million during the similar period in 2013, an increase of $258.9 million. The vast majority of the increase in net cash used in investing activities, $237.2 million, related to the Acquisition, while the remaining amount primarily related to construction of our sand processing plant in Utica, Illinois.  The majority of the remaining expenditures are related to cost reduction projects and sustaining capital expenditures.  We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2015, which is consistent with historic levels.

Net cash provided by financing activities was approximately $126.2 million during the nine months ended December 31, 2014, compared to net cash used of approximately $97.3 million during the similar period in 2013. This $223.5 million increase in net cash provided by financing activities is primarily due to the increase in net borrowings under our Amended Credit Facility necessary to fund the Acquisition, and to repay the $9.5 million due upon the maturity of Tranche A of our Series 2007A Senior Notes. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 34.7% and 34.1%, respectively, at December 31, 2014, compared to 31.4% and 31.1%, respectively, at March 31, 2014.

     Debt Financing Activities.

Bank Credit Facility

The Credit Facility was amended and restated on October 30, 2014 (the “Amended Credit Facility”).  The Amended Credit Facility increased available borrowings from $400.0 million to $500.0 million and extended the term to October 30, 2019. Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum plus an agreed margin (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of nine months at the option of the Company.  The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio.  The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements.  The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $335.0 million of borrowings outstanding at December 31, 2014.  Based on our Leverage Ratio, we had $155.8 million of available borrowings, net of the outstanding letters of credit, at December 31, 2014.

The Amended Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2014, we had $9.2 million of letters of credit outstanding.

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

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During October 2014, Tranche A of the Series 2007A Senior Notes matured and we retired the remaining $9.5 million in notes from this Tranche. Following the repurchase, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on the second day of April and the second day of October of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Amended Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Amended Credit Facility. We were in compliance with all financial ratios and tests at December 31, 2014 and throughout the fiscal year.

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

We do not have any off balance sheet debt, except for approximately $15.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Amended Credit Facility a $50.0 million Letter of Credit Facility. At December 31, 2014, we had $9.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $14.3 million in performance bonds relating primarily to our mining operations.

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

Share Repurchases.

We did not repurchase any of our shares on the open market during the nine month period ended December 31, 2014. As of December 31, 2014, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the nine month period ended December 31, 2014, 20,771 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $15.0 million and $14.9 million for the nine month periods ended December 31, 2014 and 2013, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

		For the Nine Months Ended December 31,
	Acquisition	2014	2013
		(dollars in thousands)
Land and Quarries	$170,913	$3,572	$4,978
Plants	21,624	29,200	30,260
Buildings, Machinery and Equipment	11,100	32,187	7,970
Total Capital Expenditures	$203,637	$64,959	$43,208

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2015. Total capital expenditures for fiscal 2015, including sustaining capital expenditures, are expected to be approximately $85.0 million to $100.0 million, including the completion of the plant expansion in New Auburn, Wisconsin. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at December 31, 2014, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $335.0 million of borrowings at December 31, 2014 would increase our interest expense by approximately $3.4 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

In September 2014 the Company and the IRS reached a tentative agreement to settle this case, and this agreement was approved, by the U.S Department of Justice in January 2015.  Under the terms of the agreement we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, as discussed above, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date.  We will recognize the recovery of 40% of the penalties, which total approximately $5.8 million, plus approximately $3.4 million of related interest thereon, in our consolidated statement of earnings during the fourth quarter of fiscal 2015.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States district courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America, Temple Inland Inc. and PABCO Building Products LLC.  On April 8, 2013, the Judicial Panel on Multidistrict Litigation transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

On November 3, 2014 USG announced that it had entered into a binding memorandum of understanding with counsel representing the direct and indirect purchaser classes pursuant to which it agreed to settle all claims against it. Discovery in this litigation is ongoing.  Due to the fact that the case is in the discovery phase, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

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

On December 19, 2014, EPA released a prepublication copy of a final rule addressing the storage, reuse and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design and operating specifications, groundwater monitoring requirements, corrective action requirements, recordkeeping and reporting obligations, and closure requirements.  Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation.  The rule becomes effective six months after publication in the Federal Register, with many of the requirements phased in months or years after the effective date.  Given EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition and results of operations.

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

Certain of our businesses depend on the level of activity in the oil and natural gas industries.

Our frac sand and oil well cement sales are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand and oil well cement we produce is closely related to the number of natural gas and oil wells completed in geological formations where our products are sold. These activity levels are affected by both short- and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand and oil well cement. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for the frac sand we produce. In addition, any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have material adverse effect on these businesses, even in a stronger natural gas and oil price environment.

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

Risks Related to the Acquisition

We may not realize any or all of the anticipated benefits of the Acquisition and the Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the Acquisition and we will need to integrate CRS Proppants with our existing operations. We may not be able to accomplish the integration of CRS Proppants smoothly, successfully or within the anticipated costs or timeframe. In general, we cannot assure you that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the Acquisition.

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

We incurred significant liabilities and costs as a result of or in connection with the Acquisition.

Upon consummation of the Acquisition we became responsible for all liabilities and obligations that arose in connection with the operation of CRS Proppants.

In addition, we incurred significant costs in connection with the Acquisition. The substantial majority of these costs are non-recurring transaction expenses and costs. Furthermore, substantial time and resources have been and may continue to be devoted to the Acquisition and related matters, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We incurred substantial indebtedness financing the Acquisition, which could adversely affect our business, limit our ability to plan for or respond to changes in our business and reduce our profitability.

In order to finance the Acquisition, incurred additional borrowings of approximately $225.0 million under our Amended Credit Facility. We expect to use cash flow generated from our future operations to make payments on our debt obligations and to fund planned capital expenditures. Our future ability to satisfy these obligations and make these expenditures is subject, to some extent, to financial, market, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, which could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

As of December 31, 2014, on a pro forma basis giving effect to the Acquisition, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $335.0 million. As of the same date, on a pro forma basis, each change in interest rates of 100 basis points would result in an approximate $3.4 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

EAGLE MATERIALS INC.
Registrant

February 4, 2015	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

February 4, 2015	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

February 4, 2015	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)