Form 10-K
period 2015-03-31
EAGLE MATERIALS INC
filed 2015-05-22
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES   ☐     NO   ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2014 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $5.0 billion.

As of May 18, 2015, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	50,232,767

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 6, 2015 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.	BUSINESS

Overview

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) was founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”), and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares in EXP to its shareholders (the “Spin-off”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials, and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We also operate a recycled paperboard business which sells internally to our wallboard business as well as to external customers.  We sell cement in six regional markets, including northern Nevada and California, the greater Chicago area, the Rocky Mountain region, the Central Plains region and Texas. We have three concrete and aggregates businesses and we recently began selling frac sand for use in the hydraulic fracturing of oil and gas wells.

Our products are commodities that are essential in commercial and residential construction, public construction projects, projects to build, expand and repair roads and highways and in natural gas and oil extraction. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are geographically diverse, providing us with regional economic diversification. The markets of our cement companies are more regional due to the low value-to-weight ratio of cement, which generally limits shipments by truck to a 150 mile radius of the plants and up to 300 miles by rail. Our cement companies focus on the U.S. heartland in Texas, Oklahoma, Missouri, Colorado, Wyoming and Nevada, as well as the Chicago, Illinois metropolitan area.  Concrete and aggregates are more local as our operations serve the areas immediately surrounding Austin, Texas, the greater Kansas City area and north of Sacramento, California, Demand for cement, concrete and aggregates may fluctuate more widely because local and regional markets and economies can be more sensitive to changes than the national market, as well as being more susceptible to seasonal impact due to adverse weather. Our gypsum wallboard and paperboard operations are more national in scope and shipments of wallboard and paper are made throughout the continental U.S., except for the northeast, and therefore are more impacted by national trends. Frac sand is currently sold into shale deposit zones across the United States. Demand for oil and gas proppants is impacted primarily by rig counts and well completion activity.

Our goal, through relentless and disciplined continuous improvement, is to be the lowest cost producer in each of the markets in which we compete. As such, we will continue to focus on reducing costs and improving our operations, recognizing that being the lowest cost producer is a key to our success.

Demand continues to increase for our construction products and building materials businesses, as underlying economic fundamentals in the U.S. continued to improve during calendar 2014. Cement consumption in the United States, as estimated by the Portland Cement Association, increased 8% to 97.8 million short tons in calendar 2014, compared to 90.0 million short tons in calendar 2013, with imported cement consumption increasing to approximately 9.5% of total sales in calendar 2014, compared to 9% in calendar 2013. Consistent with the increase in cement consumption nationally, we also experienced increased sales volumes of approximately 5%, in fiscal 2015, compared to fiscal 2014.  Demand for gypsum wallboard continues to improve as well, as industry shipments of gypsum wallboard increased approximately 5% to 21.5 billion square feet in calendar 2014, compared to 20.5 billion square feet in calendar 2013, primarily due to the approximately 4%  and 16% increase in single family and multi-family housing starts during calendar 2014 compared to calendar 2013.

At March 31, 2015, we operated six cement plants (one of which belongs to our joint venture company), sixteen cement distribution terminals, five gypsum wallboard plants, one recycled paperboard plant, seventeen concrete batching plants, four aggregates facilities, two frac sand wet processing facilities, three frac sand drying facilities and four frac sand trans-load locations. We opened a trans-load location during the first quarter of fiscal 2016 in Kenedy, Texas, and we expect to open a second trans-load location in Fowlerton, Texas during the second quarter of fiscal 2016.  Our gypsum wallboard plant in Bernalillo, New Mexico has been idled since 2009.

We will also continue to focus on growth through acquisitions or expansion of existing facilities that we believe provide an opportunity to realize an appropriate return on investment and increased profitability for our shareholders.

On March 3, 2015, we entered into an asset purchase agreement to acquire a 600,000 ton per year Granulated Ground Blast Furnace Slag (“GGBFS”) plant in South Chicago (the “Skyway Plant”) with Holcim (US) Inc. (“Holcim”) and an affiliate of Holcim (the “Skyway Acquisition”).  Among other applications, GGBFS is used in conjunction with Portland cement to make durable concrete structures.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) to be paid by the Company in the Skyway Acquisition is approximately $30,000,000 in cash, subject to customary post-closing adjustments. We expect to fund the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition with operating cash flow.  We will assume certain liabilities, including contractual obligations, related to the Skyway Plant.  The Skyway Acquisition is conditioned on the closing of the Lafarge S.A.-Holcim Ltd. merger and is expected to close during our fiscal second quarter.

On November 14, 2014, we completed the previously announced acquisition (the “CRS Acquisition”) of all of the outstanding equity interests of CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand, LLC, and related entities (collectively, “CRS Proppants”). CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, a wet processing plant, a drying facility and a transload network into Texas and southwest Oklahoma. The purchase price (the “Purchase Price”) paid by the Company for CRS Proppants was approximately $237.2 million in cash, including approximately $8.9 million for in-process capital expenditures paid through the closing date, and estimated working capital and other estimated closing amounts. The Purchase Price is subject to customary post-closing adjustments as provided in the Securities Purchase Agreement entered into in connection with the CRS Acquisition. The Purchase Price was funded through borrowings under the Company’s credit facility.  CRS Proppants was in the process of expanding its frac sand mine in New Auburn, Wisconsin at the time of purchase.  We expect to complete the expansion during fiscal 2016 at an additional cost of approximately $8.0 million.

Industry Segment Information

We currently have five different business segments, which are Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard and Oil and Gas Proppants.  A description of these business segments can be found on pages 3-14.

We conduct one of our six cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Revenues from external customers, operating earnings, identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Footnote (G) of the Notes to Consolidated Financial Statements on pages 70-73.

Cement, CONCRETE AND AGGREGATES Operations

Company Operations

Cement. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; Sugar Creek, Missouri; Tulsa, Oklahoma and Fernley, Nevada. All of our cement subsidiaries are wholly-owned except the Buda, Texas plant, which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name Illinois Cement Company; the Laramie, Wyoming plant operates under the name Mountain Cement Company; the Fernley, Nevada plant operates under the name Nevada Cement Company and our Sugar Creek, Missouri and Tulsa, Oklahoma plants operate under the name Central Plains Cement Company.

Cement is the basic binding agent for concrete, a primary construction material. All of our cement plants utilize dry process technology and, at present, approximately 75% of our clinker capacity is from preheater or preheater/pre-calciner kilns. The following table sets forth certain information regarding these plants:

Plant Location	Owned or Leased Reserves	Rated Annual Clinker Capacity (M short tons)(1)	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (M short tons) (2)	Estimated Minimum Limestone Reserves (Years)	Fiscal 2015 Tons Mined (Thousand tons)
Buda, TX	Owned	1,300 (3)	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	227,260	50+	1,900

LaSalle, IL	Owned	1,000	Dry – 5 Stage Preheater/ Pre-calciner	1	2006	33,740	29	1,165

Sugar Creek, MO	Owned Leased	1,000	Dry – 5 Stage Preheater/ Pre-calciner	1	2002	122,000 6,075	50+	1,060

Laramie, WY	Owned Leased	650	Dry – 2 Stage Preheater Dry – Long Dry Kiln	1 1	1988 1996	132,850 3,850	50+	850

Tulsa, OK	Owned	650	Dry – Long Dry Kiln	2	1961 1964	42,000	50+	820

Fernley, NV	Owned Leased	500	Dry – Long Dry Kiln Dry – 1 Stage Preheater	1 1	1964 1969	13,700 71,100	50+	650
Total-Gross (4)		5,100
Total-Net (4)(5)		4,450
(1)	One short ton equals 2,000 pounds.
(2)	All limestone reserves are deemed to be probable under the definition provided by Industry Guide 7.
(3)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(4)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.
(5)	Net of partner’s 50% interest in the Buda, Texas plant.

Our net cement production, including our 50% share of the cement Joint Venture production, totaled 4.2 million short tons in fiscal 2015 and 4.0 million short tons in fiscal 2014. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 4.8 million short tons and 4.6 million short tons in fiscal 2015 and fiscal 2014, respectively. The Joint Venture also owns a minority interest in an import terminal in Houston, Texas and can purchase up to 495,000 short tons annually from this cement terminal.

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

We produce and distribute readymix concrete from company-owned sites north of Sacramento, California; Austin, Texas and the greater Kansas City area. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	30
Austin, Texas	6	80
Kansas City Area	8	85
Total	17	195

We conduct aggregate operations near our concrete facilities in northern California; Austin, Texas and the greater Kansas City area. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations:

Location	Owned or Leased	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Estimated Minimum Reserves ( Thousand Tons) (1)	Estimated Minimum Reserves (Years)	Fiscal 2015 Tons Mined (Thousand Tons)
Northern California	Owned	Sand and Gravel	4,000	915,000	100+	820
Austin, Texas	Leased	Limestone	3,000	75,000	25	2,200
Kansas City Area	Leased	Limestone	700	57,500	50+	620
(1)	All reserves are deemed to be probable under the definition of Industry Guide 7.

Our total net aggregate sales were 3.0 million tons in fiscal 2015 and 3.2 million tons in fiscal 2014. Total aggregates production was 3.6 million tons and 3.0 million tons for fiscal 2015 and fiscal 2014, respectively. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas, the greater Kansas City area and California.

Raw Materials and Fuel Supplies

Cement. The principal raw material used in the production of Portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries that we own or lease and are located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for approximately 30 years. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or purchased from outside suppliers.

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas, if necessary. The cost of delivered coal and petroleum coke declined in fiscal 2015 as compared to fiscal 2014, primarily due to the increased use of petroleum coke and alternative fuels as a percentage of total fuel. The Tulsa plant currently burns fuel quality wastes, as well as coal and petroleum coke, and the Sugar Creek plant currently burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012, both plants had existing alternative fuels programs managed by a company that supplies alternative fuels and materials to the cement plants. In keeping with Eagle’s commitment to sustainability and to cost management, we continued these programs to manage our alternative fuels and materials at those plants.

Electric power is also a major cost component in our manufacturing process and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our cement plants approximately 100% of the cement requirements for both our greater Kansas City and northern California concrete operations. We internally supply approximately 40%, 45% and 80%, respectively, of our aggregates requirements for our Austin, greater Kansas City and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The quarry serving our northern California business is estimated to contain over nine hundred million tons of sand and gravel reserves. The quarry serving our Austin, Texas market is covered by a lease which expires in 2060. Based on its current production capacity, we estimate our northern California and Austin, Texas quarries contain over 100 years and approximately 25 years of reserves, respectively. The quarry serving our Kansas City market currently has 50 years of reserves, and we are actively seeking additional reserves to extend the life of the quarry.

Sales and Distribution

Cement. The principal sources of demand for cement are infrastructure, commercial construction and residential construction, with public works infrastructure comprising over 50% of total demand. Cement consumption increased approximately 9% during calendar 2014 from calendar 2013, and the Portland Cement Association predicts cement consumption will increase another 8% in calendar 2015. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification.

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

Cement is distributed directly to our customers mostly through customer pickups, as well as by common carriers from our plants or distribution terminals. We transport cement principally by rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement segment sales during fiscal 2015. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Approximately 75% of the U.S. cement industry is owned by foreign international companies. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

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

The Portland Cement Association estimates that imports represented approximately 9% of cement used in the U.S. during each of the calendar years 2014, 2013 and 2012. Based on the normal distribution of cement into the market, we believe that approximately 5% to 10% of the total consumption will consistently be served by imported cement.

Concrete and Aggregates. Demand for readymix concrete and aggregates largely depend on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Austin, the greater Kansas City area and northern California are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks, as well as third party contractors in certain markets.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% or more of our segment revenues during fiscal 2015. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

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

Seven environmental issues involving the cement manufacturing industry deserve special mention.

The first environmental issue involves cement kiln dust or CKD. The federal Environmental Protection Agency (“EPA”) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. Although the EPA had previously indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards, as of May 1, 2015 the EPA still has not finalized the 1999 proposal. Based on currently available information, it is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

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

In response to the Supreme Court’s ruling in Massachusetts v. EPA, 127 S. Ct. 1438 (2007), that GHGs are “air pollutants” and, thus, potentially subject to regulation under the CAA, the EPA has taken steps to regulate GHG emissions from mobile and stationary sources. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. On December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. Based on this finding, on May 7, 2010, the EPA promulgated a final rule establishing GHG emission standards for new motor vehicles under Title II of the CAA. According to the EPA, the motor vehicle rule triggered construction and operating permit requirements for large stationary sources of GHGs, including cement plants, under Title I of the CAA. On May 13, 2010, the EPA promulgated a final rule, known as the “Tailoring Rule,” addressing the thresholds at which stationary sources of GHGs trigger prevention of significant deterioration (“PSD”) and Title V permitting requirements. PSD review requires an analysis of possible GHG controls and, potentially, the installation of GHG controls or emissions limitations.

On June 23, 2014 the U.S. Supreme Court issued an opinion with respect to the Tailoring Rule holding that the EPA can require PSD controls for GHG emissions only for sources subject to PSD review based on another pollutant.   Util. Air Regulatory Grp. V. E.P.A, 134 S. Ct. 2427 (2014). Following the Supreme Court decision, the EPA issued a memorandum clarifying that the EPA intends to continue to apply PSD requirements to GHG emissions if a source emits or has the potential to emit 75,000 tons per year (‘tpy”) or more of GHGs.  Thus, any major modification of our existing plants or construction of a new plant that triggers PSD review for non-GHG emissions also would trigger PSD review for GHG emissions if the proposed major modification or construction would result in a GHG emission increase of at least 75,000 tpy.

On June 2, 2014, the EPA proposed regulations establishing standards of performance for GHG emissions from existing fossil-fuel fired power plants under Section 111(d) of the Clean Air Act (“ESPS”).  Instead of establishing source-specific requirements, the proposed ESPS would set state-wide emission limits.  Several states have individually implemented measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries or regional GHG “cap and trade” programs. California’s AB 32 program is the most advanced of such state initiatives, with regulations affecting all major sources of GHGs. States also have joined together to form regional initiatives to reduce GHG emissions, most notably the Regional Greenhouse Gas Initiative in the Northeast. In the future, the EPA is expected to propose new source performance standards for cement manufacturing, which similarly will trigger a requirement for the EPA to promulgate regulations relating to existing cement manufacturing facilities.  The timing of such regulations is uncertain.

It is not possible at this time to predict how any future legislation that may be enacted or final EPA regulations that may be adopted to address GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

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

The fifth environmental issue is the EPA’s promulgation pursuant to Section 129 of the CAA of revised regulations for Commercial and Industrial Solid Waste Incineration (“CISWI”) units. Clean Air Act Section 129 requires the EPA to set standards for solid waste incineration units. The EPA promulgated CISWI regulations in 2000. The regulations were challenged and remanded to the EPA, without being vacated, for review of the definitions of “commercial and industrial waste” and “commercial or industrial solid waste incineration unit.” The EPA published revised definitions in 2005; the rulemaking was referred to as the “CISWI Definitions Rule.” The CISWI Definitions Rule defined these terms so that only units that combusted commercial or industrial waste and were not designed to, or did not operate to, recover thermal energy from the combustion were subject to the CISWI regulations. The CISWI Definitions Rule was challenged, and in 2007 the U.S. Court of Appeals for the D.C. Circuit issued its decision in Natural Resources Defense Council v. EPA, 489 F. 3d 1250 (D.C. Cir. 2007), vacating the rule. The Court held that the Clean Air Act requires that any facility that combusts commercial or industrial solid waste (including cement kilns) must comply with the CISWI regulations. In response, on March 21, 2011, the EPA promulgated revised CISWI regulations. The EPA subsequently agreed to reconsider limited aspects of the revised regulations and, on February 7, 2013, issued a final rule on reconsideration. Affected sources must comply with the revised CISWI regulations the earlier of 3 years after State CISWI plan approval, or 5 years from the date of the final rule on reconsideration. On January 1, 2015, the EPA published a proposal to reconsider four provisions of the February 2013 final CISWI rule, and eliminate the affirmative defense to penalties for non-compliance during well documented malfunction events.  Compared to the PC NESHAP, the CISWI regulations contain requirements for more pollutants and the requirements for particulate matter and dioxin/furans for existing and new sources are more stringent.

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

The sixth environmental issue is a revision the Hazardous Waste Combustor National Emission Standards for Hazardous Waste Standards (“HWC NESHAP”). The Tulsa, Oklahoma cement facility utilizes hazardous waste as fuel and is required to meet the emission and operating standards of the HWC NESHAP. This facility has demonstrated and remains in compliance with all of the requirements of the current HWC NESHAP regulation. On October 12, 2005, as a result of ongoing litigation, the EPA promulgated final HWC regulations, with compliance required for all facilities by 2008. On October 28, 2008, the EPA promulgated a final rule addressing eight issues for which the EPA granted reconsideration.  The final rule on reconsideration did not change the compliance date for existing sources established by the 2005 rule.  Environmental and industry organizations filed lawsuits in the U.S. Court of Appeals for the D.C. Circuit challenging the 2005 and 2008 regulations. The EPA subsequently agreed to revise the HWC NESHAP standards in accordance with an agreement with litigants, and the court remanded, without vacatur, the 2005 and 2008 regulations to the EPA for further consideration. The EPA has not indicated when it will issue a proposed rule amending the regulations. It is not possible to predict at this time the stringency or impact of revised HWC NESHAP regulations or timing required for compliance.

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

The seventh environmental issue is the EPA’s ongoing review of the national ambient air quality standards (“NAAQS”) for ozone.  On December 17, 2014, the EPA proposed to lower the primary and secondary ozone standards from the current 8-hour standard of 75 parts per billion (“ppb”) to a standard in the range of 65 to 70 ppb, but is considering a primary standard as low as 60 ppb.  The EPA also proposed, for the first time, a potential secondary standard based on the “W126 metric,” which is a seasonal, cumulative measure of weighted hourly ozone values observed between 8 a.m. and 8 p.m.  The W126 metric is used to assess cumulative impacts of ozone exposure on ecosystems and vegetation.  After the final rule is issued, the EPA will determine whether the ozone levels in areas across the country, typically on a county level, are above the new standards. Areas above the new standards will be designated as “nonattainment;” areas at or below the new standards will be designated “attainment.”  In states with major emitting sources located in or near designated nonattainment areas, states may impose new and costly regulatory requirements.  The EPA has stated that it will complete its review of the NAAQS and issue its final rule by October 1, 2015.  At this time, it is not possible to predict at what level the

EPA will set the final NAAQS and whether any area in which we operate will be designated as a nonattainment area.

Concrete and Aggregates. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations.

Capital Expenditures

Cement. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $1.7 million during fiscal 2015 and anticipate spending an additional $4.0 million during fiscal 2016.

Concrete and Aggregates. We had no capital expenditures related to compliance with environmental regulations applicable to our concrete and aggregates operations during fiscal 2015. We anticipate spending approximately $1.0 million in fiscal 2016 at this time.

Gypsum Wallboard and RECYCLED PAPERBOARD Operations

Company Operations

Gypsum Wallboard. We currently own five gypsum wallboard manufacturing facilities; however, we idled our gypsum manufacturing facility in Bernalillo, New Mexico in December 2009, due to cyclical low wallboard demand. We anticipate re-opening this facility when additional capacity is needed to meet marketplace demand. There are four primary steps in the gypsum wallboard manufacturing process: (1) gypsum is mined and extracted from the ground (or, in the case of synthetic gypsum, received from a power generation company); (2) the gypsum is then calcined and converted into plaster; (3) the plaster is mixed with various other materials and water to produce a mixture known as slurry, which is extruded between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden; and (4) the sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial structures.

The following table sets forth certain information regarding our plants:

Location	Owned or Leased Reserves	Approximate Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Reserves ( Thousand Tons) (3)	Estimated Minimum Gypsum Reserves (years)(2)	Fiscal 2015 Tons Mined (Thousand Tons)
Albuquerque, New Mexico	Owned	425	26,400 (4)	34(4)	210

Bernalillo, New Mexico(6)	Leased	550	(4)	34(4)	—

Gypsum, Colorado	Owned	700	13,000	21	410

Duke, Oklahoma	Owned Leased	1,300	19,800 2,300	19	580

Georgetown, South Carolina (5)		900		53(5)	—
Total		3,875
(1)	Million Square Feet (“MMSF”), based on anticipated product mix.
(2)	At 100% capacity utilization.
(3)	All gypsum tons are deemed probable under the definition provided by Industry Guide 7.
(4)	The same reserves serve both New Mexico plants.
(5)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum that expires in 2068.
(6)	This plant was idled in December 2009.

Our gypsum wallboard production totaled 2,244 MMSF in fiscal 2015 and 2,142 MMSF in fiscal 2014. Total gypsum wallboard sales were 2,210 MMSF in fiscal 2015 and 2,112 MMSF in fiscal 2014.

Recycled Paperboard. Our recycled paperboard manufacturing operation, which we refer to as Republic Paperboard Company (“Republic”), is located in Lawton, Oklahoma, and has a highly technologically advanced paper machine designed primarily for gypsum liner production. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. To maximize manufacturing efficiencies, namely machine width, recycled industrial paperboard grades are produced.

Our paper machine allows the paperboard operation to manufacture high-strength gypsum liner that is approximately 10-15% lighter in basis weight than generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, requires less energy (natural gas) to evaporate moisture from the board; during the gypsum wallboard manufacturing process. The low-basis weight paper also reduces the overall finished board weight, providing wallboard operations with more competitive transportation costs for both the inbound and outbound segments.

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. Certain of our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land containing gypsum in the area of Duke, Oklahoma, with additional reserves controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the eighth year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. It is anticipated that the public utility will provide adequate gypsum for the foreseeable future. If the utility is unable to provide the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in May 2016 for New Mexico, August 2015 for Colorado and October 2015 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 10% of our production costs in fiscal 2015.

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

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal 2016 is for waste paper prices, namely OCC, to remain relatively consistent with fiscal 2015. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides and bacteria controls, are readily available from several manufacturers at competitive prices.

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

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2015, natural gas and electricity costs were lower compared to fiscal 2014, from a cost per MMBtu perspective and usage perspective as well. During fiscal 2015, electricity costs were lower compared to fiscal 2014 due to 5% reduction in pricing and a shift in the production grade mix. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO). This power company is working to switch its fuel source dependency to natural gas, which could impact our electricity rates in future years. Oklahoma is a regulated state for electricity services and as such all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 43%, 46%, 10% and 1%, respectively, of calendar 2014 industry sales. Demand for gypsum wallboard remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States, with the exception of the northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers accounted for approximately 23% of our gypsum wallboard segment sales during fiscal 2015.

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

Total wallboard rated production capacity in the United States is currently estimated at approximately 33.0 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. It is possible that previously closed plants or lines could be brought back into service. The Gypsum Association, an industry trade group, estimates that total calendar 2014 gypsum wallboard shipments by U.S. manufacturers were approximately 21.5 billion square feet.

Recycled Paperboard. Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2015, just below 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s gypsum wallboard manufacturing operations, approximately 25% was sold to CertainTeed, pursuant to a paper supply contract (the “CertainTeed Agreement”), and the remainder was shipped to other gypsum liner manufacturers and bag producers. The existing CertainTeed Agreement was originally entered into by Republic Paperboard and James Hardie Gypsum, Inc. in 1999; however, the James Hardie North American gypsum wallboard operations were acquired by BPB Gypsum, whose operations were then purchased during fiscal 2006 by St. Gobain. St. Gobain’s North American operations conduct business under the CertainTeed trade name. The loss of CertainTeed as a customer or a termination or reduction of CertainTeed’s production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

On April 17, 2015, the EPA published its final rule addressing the storage, reuse and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (“CCRs”) under Subtitle D of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design and operating specifications, groundwater monitoring requirements, corrective action requirements, recordkeeping and reporting obligations, and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule becomes effective on October 14, 2015, with many of the requirements phased in months or years after the effective date. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition and results of operations.

Currently, the EPA is reviewing the national ambient air quality standards (“NAAQS”) for ozone.  On December 17, 2014, the EPA proposed to lower the primary and secondary ozone standards from the current 8 hour standard of 75 parts per billion (“ppb”) to a standard in the range of 65 to 70 ppb, but it is considering a primary standard as low as 60 ppb.  EPA also proposed, for the first time, a potential secondary standard based on the “W126 metric.”  After the final rule is issued, the EPA will determine whether the ozone levels in areas across the country, typically on a county level, are above the new standards. Areas above the new standards will be designated as “nonattainment;” areas at or below the new standards will be designated “attainment.”  In states with major emitting sources located in or near designated nonattainment areas, States will impose new and costly regulatory requirements. The EPA has stated that it will complete its review of the NAAQS and issue its final rule by October 1, 2015.  At this time, it is not possible to predict at what level the EPA will set the final NAAQS and whether any area in which we operate will be designated nonattainment.

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

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. We had $0.3 million of capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2015, and we anticipate spending approximately $0.1 million during fiscal 2016.

OIL AND GAS PROPPANTS OPERATIONS

Company Operations

We currently own two frac sand mines, two frac sand wet processing plants and three frac sand drying facilities. Our frac sand mines and wet plants are in New Auburn, Wisconsin and Utica, Illinois. Our frac sand drying facilities are in New Auburn, Wisconsin and Corpus Christi, Texas, as outlined in the table below. We ship wet sand from our Utica, Illinois mine site to Corpus Christi, Texas, where the sand is processed into various mesh sizes and marketed primarily to oil service companies.  In addition to Corpus Christi, we have the following trans-load locations where sand processed at our New Auburn, Wisconsin facility is sold. These locations are El Reno, Oklahoma; Cotulla, Texas; Odessa, Texas and San Antonio, Texas.  We opened a trans-load location during the first quarter of fiscal 2016 in Kenedy, Texas, and we expect to open a second trans-load location in Fowlerton, Texas during the second quarter of fiscal 2016.  Both trans-load locations are expected to be supplied from our Corpus Christi, Texas site.

The following table provides information regarding our frac sand production facilities at March 31, 2015:

Wet Plant Location	Owned or Leased Reserves	Estimated Annual Wet Production Capacity (Thousand tons)	Estimated Minimum Reserves (Thousand Tons)(1)	Estimated Minimum Reserves (Years)	Fiscal 2015 Tons Mined (Thousand Tons)(3)
New Auburn, Wisconsin	Owned	2,600 (2)	12,750	11.5(3)	480
	Leased		8,750

Utica, Illinois	Owned	2,000	140,000	50+	720

Dry Plant Location	Dry Plant Capacity (Thousand Tons)
New Auburn, Wisconsin (two lines)	1,900
Corpus Christi, Texas	1,500
(1)	All sand tons are deemed to be probable under the definition provided by Industry Guide 7.
(2)	This reflects total capacity after the completion of the expansion, which is expected to be completed in the first half of fiscal 2016. Capacity at March 31, 2015 was 1.3 million tons.
(3)	We have an option to purchase property that, if purchased, will increase our estimated minimum reserves to 20.0 years.

Raw Materials and Fuel Supplies

We mine our frac sand from open pit mines, and process the sand in our wet plants. The excavation process includes stripping the overburden overlaying the planned mining area, and removing the sand through blasting or mechanically with the use of mobile equipment. Processing includes washing the sand with water, and screening to remove non-salable material after which the sand is dried and further screened to its final mesh sizes, which range from 20 mesh to 140 mesh. During the winter months, the cold weather adversely impacts our ability to operate our wet processing plants, resulting in these plants being shut-down for much of the winter.  Generally our New Auburn, Wisconsin facility is impacted more by the weather than our Utica, Illinois facility.

Natural gas is the major fuel used in our wet and dry plants. The cost of natural gas was consistent throughout fiscal 2015, and is not expected to fluctuate materially in fiscal 2016. Electricity and water are also major cost component in our manufacturing process. We do not anticipate significant changes in the cost of these utilities in fiscal 2016.

Sales and Distribution

A portion of the frac sand we produce is sold under long-term contracts that require our customers to pay a specified price per mesh size for a specified volume of sand each month, or quarter depending on the contract. The terms of our customer contracts, including pricing, delivery and mesh distribution, vary by customer. Our long-term customer contracts contain liquidated damages for non-performance by our customers, and certain of our contracts contain provisions allowing the customer to terminate the contract at various times during the term of the contract by paying a termination fee.  The recent decline in U.S. rig count and completion activity has adversely impacted oil and gas activity leading to reduced demand and pricing for proppants.  As a result, we have renegotiated certain provisions of our long-term contracts with certain customers. The renegotiated contracts reflect the reduced demand for frac sand in the current environment by restructuring the contracts to provide reduced the contracted sales volume and prices in the near term, with the contracted minimums being increased in the later years.  In addition to the long-term sales contracts, we sell frac sand through our distribution network under short-term pricing and other agreements. The terms of our short-term pricing agreements vary by customer.

We currently have contracts to provide frac sand to seven customers.  For the year ended March 31, 2015, five customers exceeded 10% of our segment revenues, and collectively this group of customers accounted for approximately 70% of our segment revenues. Approximately 65% of our revenues for the fiscal year 2015 were generated from contract sales.

We utilize in basin trans-load facilities as a part of our distribution network.  The San Antonio, Cotulla and Odessa trans-load locations are supplied by rail, and operated by third-party contractors.  The El Reno, Oklahoma trans-load location is also supplied by rail, and is operated by company personnel.  Frac sand is delivered to the sites in rail cars specifically designed for loading and unloading sand.  At March 31, 2015 we had approximately 800 rail cars under lease, with an average term of approximately five years.  Our Corpus Christi location is served by barge, and the Kenedy and Fowlerton, Texas trans-load sites are expected to be served by truck from Corpus Christi.

Environmental Matters

We and the commercial silica industry are subject to extensive governmental regulation pertaining to matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions, and environmental contamination and reclamation. A variety of federal, state and local agencies have established, implement and enforce these regulations.

Federal Regulation. At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the EPA or the state environmental agencies, to which the EPA has delegated local implementation of the permit program, for discharges of pollutants into waters of the United States, including discharges of wastewater or storm-water runoff associated with construction activities. Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil and criminal penalties as well as injunctive relief.

The U.S. Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install expensive emissions abatement equipment, modify operational practices, and obtain permits for existing or new operations. Before commencing construction on a new or modified source of air emissions, such laws may require us to reduce emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs to comply with these regulations. We could be subject to administrative, civil and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the U.S. Clean Air Act and comparable state laws and regulations.

As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils and hydraulic fluid. We are subject to regulatory programs pertaining to the storage, use, transportation and disposal of these substances. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including claims for damage or injury to property and persons. CERCLA and comparable state laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed of or arranged for disposal, including offsite disposal, of a hazardous substance generated or released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In addition, RCRA and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA and state environmental agencies, to which the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.

Our operations may also be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archaeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.

Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with and are subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Federal agencies also must consider a project’s impacts on historic or archaeological resources under the National Historic Preservation Act, and we may be required to conduct archaeological surveys of project sites and to avoid or preserve historical areas or artifacts.

State and Local Regulation. We are also subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where one of our operations is located, have state laws similar to NEPA; thus our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin and some other states also have specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

Some local communities have expressed concern regarding silica sand mining operations. These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage, and blasting. In response, certain state and local communities have developed or are in the process of developing regulations or zoning restrictions intended to minimize the potential for dust to become airborne, control the flow of truck traffic, significantly curtail the area available for mining activities, require compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities. We are not aware of any proposals for significant increased scrutiny on the part of state or local regulators in the jurisdictions in which we operate or community concerns with respect to our operations that would reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations going forward.

Planned expansion of our mining and production capacity in new communities could be more significantly impacted by increased regulatory activity. Difficulty or delays in obtaining or inability to obtain new mining permits or increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to grow our business. In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.

Capital Expenditures

We had $3.3 million of capital expenditures related to compliance with environmental regulations applicable to our oil and gas proppants operations during fiscal 2015, and we anticipate spending approximately $4.2 million during fiscal 2016.

Employees

As of March 31, 2015, we had approximately 2,000 employees, of which approximately 600 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve into calendar 2015; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely impacted by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

For example, GHGs currently are regulated as pollutants under the CAA and subject to reporting and permitting requirements. Future consequences of GHG permitting requirements and potential emission reduction measures for our operations may be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas. In addition, the EPA has proposed to regulate GHG emissions from existing fossil fuel-fired power plants as a result of the EPA’s promulgation of new source performance standards for the same sources.  In the future, the EPA is expected to propose new source performance standards for cement manufacturing, which similarly will trigger a requirement for the EPA to promulgate regulations relating to existing cement manufacturing facilities.  The timing of such regulation is uncertain.

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for portland cement plants (“PC NESHAP”). The PC NESHAP will require a significant reduction in emissions of certain hazardous air pollutants from portland cement kilns. The PC NESHAP sets limits on mercury emissions from existing portland cement kilns and increases the stringency of emission limits for new kilns. The PC NESHAP also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC NESHAP was scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 655 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC NESHAP, the EPA proposed a settlement agreement with industry petitioners in May 2012. In February 2013, the EPA published the final revised rule to the PC NESHAP which extended the compliance date until September 9, 2015 for existing cement kilns and made certain changes to the rules governing particulate matter monitoring methods and emissions limits, among other revisions. The 2013 revised rule was challenged in the U.S. Court of Appeals for the D.C. Circuit and on April 18, 2014, the court vacated the affirmative defense provision.  The court upheld the EPA’s particulate matter emission standards and extended compliance date.  On November 19, 2014, the EPA proposed a rule removing the affirmative defense provision and making minor technical corrections to the regulations. The PC NESHAP will materially increase capital costs and costs of production for the Company and the industry as a whole.

On March 21, 2011 the EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the Clean Air Act, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” The EPA simultaneously stayed the CISWI Rule for further reconsideration. On February 12, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised on February 12, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC NESHAP for particulate matter and dioxin/furans. The CISWI Rule as currently promulgated may materially increase capital costs and costs for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is approximately early 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule may materially increase capital costs and costs of production for the Company and the industry as a whole.

On April 17, 2015, the EPA published its final rule addressing the storage, reuse and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design and operating specifications, groundwater monitoring requirements, corrective action requirements, recordkeeping and reporting obligations, and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule becomes effective on October 14, 2015, with many of the requirements phased in months or years after the effective date. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition and results of operations.

On December 17, 2014, the EPA proposed to lower the primary and secondary ozone standards from the current 8-hour standard of 75 parts per billion (“ppb”) to a standard in the range of 65 to 70 ppb, but is considering a primary standard as low as 60 ppb.  The EPA also proposed, for the first time, a potential secondary standard based on the “W126 metric,” an index designed to show the cumulative impact of ozone on plants and trees seasonally.  After the final rule is issued, the EPA will determine whether the ozone levels in areas across the country, typically on a county level, are above the new standards. Areas above the new standards will be designated as “nonattainment;” areas at or below the new standards will be designated “attainment.”  In states with major emitting sources located in or near designated nonattainment areas, States will impose new and costly regulatory requirements.  The EPA has stated that it will complete its review of the NAAQS and issue its final rule by October 1, 2015.  At this time, it is not possible to predict at what level the EPA will set the final NAAQS and whether any area in which we operate will be designated nonattainment.  However, if the EPA lowers the NAAQS and an area in which we operate is designated nonattainment, we may be required to meet new control requirements requiring significant capital expenditures for compliance.

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

As of March 31, 2015, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $330.0 million. As of the same date, each change in interest rates of 100 basis points would result in an approximate $3.3 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

Risks Related to the CRS Acquisition

We may not realize any or all of the anticipated benefits of the CRS Acquisition and the CRS Acquisition may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the CRS Acquisition. We may not be able to accomplish the integration of CRS Proppants smoothly, successfully or within the anticipated costs or timeframe. In general, we cannot be certain that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of the CRS Acquisition.

The diversion of our management’s attention from our current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the CRS Acquisition and could adversely affect our business and the price of our common stock. The integration process may be complex, costly and time-consuming. The difficulties of integrating CRS Proppants with our business include, among others:

•	failure to implement our business plan for the combined business;
•	unanticipated issues in integrating logistics, information, communications and other systems;
•	unanticipated changes in applicable laws and regulations;
•	the impact of the CRS Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
•	unanticipated issues, expenses and liabilities.

We incurred significant liabilities and costs as a result of or in connection with the CRS Acquisition.

Upon consummation of the CRS Acquisition we became responsible for all liabilities and obligations that arose in connection with the operation of CRS Proppants.

In addition, we incurred significant costs in connection with the CRS Acquisition. The substantial majority of these costs are non-recurring transaction expenses and costs. Furthermore, substantial time and resources have been and may continue to be devoted to the CRS Acquisition and related matters, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

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

We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Sugar Creek, Missouri; Tulsa, Oklahoma; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located near Austin, Texas; Sugar Creek, Missouri; Utica, Illinois and Marysville, California. Our cement plant in Sugar Creek, Missouri, is leased pursuant to a long-term agreement with the city of Sugar Creek. The lease contains a purchase option that can be exercised by payment of a nominal fee. In addition, we operate gypsum wallboard plants in Albuquerque, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. We operate frac sand mines in New Auburn, Wisconsin and Utica, Illinois, and we have frac sand processing plants in New Auburn, Wisconsin, Utica, Illinois and Corpus Christi, Texas.  Other than our leased cement plant located in Sugar Creek, Missouri, none of our facilities is pledged as security for any debts. We also have a gypsum wallboard plant in Bernalillo, New Mexico that we idled in December 2009. See “Item 1. Business” on pages 1-20 of this Report for additional information relating to the Company’s properties.

ITEM 3.	LEGAL PROCEEDINGS

Outstanding Lawsuit against the IRS

In May 2011, we filed a lawsuit against the Internal Revenue Service (“IRS”) in Federal District Court to recover the $97.9 million of taxes, penalties and interest paid to the IRS with respect to our uncertain tax position for 2001 to 2006. In September 2014 the Company and the IRS reached a tentative agreement to settle this case, and that agreement was approved, by the U.S Department of Justice in January 2015. Under the terms of the agreement we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date. The impact of the settlement agreement was approximately $16.6 million, including state benefits, which was recorded as a reduction of income tax expense during the fourth quarter of fiscal 2015.  The related interest refund of approximately $4.4 million was also recorded in the fourth quarter of fiscal 2015.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. NCC met with the EPA in December 2010, September 2012 and May 2014 to present its defenses and to discuss a resolution of the alleged violations. The EPA and NCC remain in discussions regarding the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America, Temple Inland Inc. (“TIN”) and PABCO Building Products

LLC. On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JTML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On March 16, 2014, the court entered orders preliminarily approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims. Defendants’ motions for summary judgement were filed in the first quarter of fiscal 2016.

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

Stock Prices and Dividends

As of May 11, 2015, there were approximately 1,500 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2015			Fiscal Year Ended March 31, 2014
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$96.03	$79.88	$0.10	$77.30	$61.72	$0.10
September 30	$104.73	$90.10	$0.10	$73.19	$64.06	$0.10
December 31	$98.90	$70.80	$0.10	$79.29	$70.53	$0.10
March 31	$84.15	$69.80	$0.10	$90.88	$74.82	$0.10

The “Dividends” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

Our Board of Directors has approved the repurchase in the open market of a cumulative total of 31,610,605 shares of our Common Stock since we became publicly held in April 1994. On November 7, 2006, the Board of Directors authorized us to repurchase up to an additional 5,156,800 shares, for a total authorization, as of that date, of 6,000,000 shares, of which 717,300 remain eligible for purchase at March 31, 2015. We did not repurchase any shares in the open market during the fiscal years ended March 31, 2015, 2014 and 2013.

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

During fiscal 2015, we reacquired shares of stock from employees upon the vesting of restricted shares that were granted under our incentive plan. These shares were withheld by the employee to satisfy the employee’s minimum statutory tax withholding, which is required upon the vesting of restricted shares and the shares withheld are shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2015	—	$—	—
February 1 through February 29, 2015	—	—	—
March 1 through March 31, 2015	33,561	83.72	—
Quarter 4 Totals	33,561	$83.72	$—	717,300

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2010 and tracks it through March 31, 2015.

	2010	2011	2012	2013	2014	2015
Eagle Materials, Inc.	100.00	115.72	134.76	260.94	349.19	330.59
Russell 1000	100.00	116.69	125.87	144.03	176.31	198.76
Dow Jones US Building Materials & Fixtures	100.00	122.67	136.77	192.97	238.07	273.43

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2015		2014	2013		2012	2011
Revenues	$1,066,368	(5)	$898,396	$642,562	(4)	$495,023	$462,180
Earnings Before Income Taxes	252,927	(5)	181,804	84,096	(4)	21,912	16,762	(2)
Net Earnings	186,853	(5)	124,243	57,744	(4)	18,732	14,849	(3)
Diluted Earnings Per Share	3.71	(5)	2.49	1.22	(4)	0.42	0.34
Cash Dividends Per Share	0.40		0.40	0.40		0.40	0.40
Total Assets	1,882,591		1,511,529	1,476,233		985,145	985,810
Total Debt	512,759		381,259	489,259		266,936	287,000
Stockholders’ Equity	1,010,593		831,499	696,170		472,511	461,514
Book Value Per Share At Year End	$20.11		$16.61	$14.06		$10.44	$10.38
Average Diluted Shares Outstanding	50,372		49,939	47,340		44,516	44,251
(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)

During fiscal 2011, we wrote-off $10,701, primarily related to the write-off of deferred project costs associated with our decision not to proceed with the expansion and modernization of our Nevada Cement facility. Excluding this write-off, our Earnings Before Income Taxes would have been $27,463 in fiscal 2011.

(3)	Excluding the impact of the write-off discussed in note 2 above, Net Earnings would have been $19,746 in 2011. This amount was calculated using the effective tax rate of 28.1% in fiscal 2011.
(4)	Includes operations related to the assets acquired from Lafarge N.A. from December 1, 2012 through March 31, 2013.
(5)	Includes operations related to the CRS Acquisition from November 14, 2014 through March 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

executive summary

Eagle Materials Inc. is a diversified producer of basic construction products and building materials used in residential, industrial, commercial and infrastructure construction and products used in oil and natural gas extraction. Information presented for the fiscal years ended March 31, 2015, 2014 and 2013, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Concrete and Aggregates and Oil and Gas Proppants. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). These products are used primarily in commercial and residential construction, public construction projects, projects to build, expand and repair roads and highways and in oil and natural gas extraction. Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions. During the quarter ended June 30, 2014, we changed our segments presentation to reflect Oil and Gas Proppants, which had been included in Concrete and Aggregates, as a separate segment. We have adjusted the prior period segment presentation to reflect this change for comparative purposes for the fiscal years ended March 31, 2015 and 2014. There was no material operating activity for the Oil and Gas Proppants business during the fiscal year ended March 31, 2013.

On November 14, 2014, we completed the previously announced acquisition (the “CRS Acquisition”) of all of the outstanding equity interests of CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand, LLC, and related entities (collectively, “CRS Proppants”). CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a transload network into Texas and southwest Oklahoma. The purchase price (the “Purchase Price”) paid by the Company for CRS Proppants was approximately $237.2 million in cash, including approximately $8.9 million for in-process capital expenditures paid through the closing date, and estimated working capital and other estimated closing amounts. The Purchase Price is subject to customary post-closing adjustments as provided in the Securities Purchase Agreement entered into in connection with the CRS Acquisition. The Purchase Price was funded through borrowings under the Company’s credit facility. CRS Proppants was in the process of expanding its frac sand mine in New Auburn, Wisconsin at the time of purchase. We expect to complete the expansion during fiscal 2016 at an additional cost of approximately $8.0 million.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in those geographic markets as well as economic conditions in the national market. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations. Our Cement companies are located in geographic areas west of the Mississippi river and the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and Aggregates are even more regional as our operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States. Cement, concrete and aggregates demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Demand for oil and gas proppants is impacted primarily by rig counts and well completion activity. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States, except for the northeast.

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

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

	For the Years Ended March 31,
	2015	2014	Change
	(in thousands, except per share)
Revenues	$1,066,368	$898,396	19%
Cost of Goods Sold	(812,235)	(712,937)	14%
Gross Profit	254,133	185,459	37%
Equity in Earnings of Unconsolidated Joint Venture	44,967	37,811	19%
Corporate General and Administrative	(30,751)	(24,552)	25%
Other Income	3,201	1,368	134%
Acquisition and Litigation Expense	(6,880)	—	—
Interest Expense, net	(11,743)	(18,282)	(36%)
Earnings Before Income Taxes	252,927	181,804	39%
Income Tax Expense	(66,074)	(57,561)	15%
Net Earnings	$186,853	$124,243	50%
Diluted Earnings per Share	$3.71	$2.49	49%

Revenues. Revenues increased $168.0 million to $1,066.4 million in fiscal 2015, compared to $898.4 million in fiscal 2014. Revenues from the CRS Acquisition positively impacted revenues by approximately $28.0 million. The remaining increase in revenues from our historical businesses was due primarily to increased average net selling prices for all of our segments and increased sales volumes for all of our segments except aggregates. The impact of the increased net sales prices and sales volumes on revenue from our historical businesses for fiscal 2015, as compared to fiscal 2014, was approximately $62.6 million and $77.4 million, respectively.

Cost of Goods Sold. Cost of goods sold increased $99.3 million to $812.2 million in fiscal 2015, compared to $712.9 million in fiscal 2014. The 14% increase in cost of goods sold for fiscal 2015, compared to fiscal 2014, was primarily due to increased sales volumes and operating costs, which increased cost of goods sold by approximately $93.5 million and $5.8 million, respectively. Approximately $33.0 million of the increase in cost of goods sold that related to volumes is due to the CRS Acquisition. The increase in operating costs in fiscal 2015, compared to fiscal 2014, is primarily related to our cement and gypsum wallboard segments, which increased approximately $6.5 million and $6.7 million, respectively, partially offset by decreased operating costs of approximately $3.6 million in our recycled paperboard segment.

Gross Profit. Gross profit was $254.1 million in fiscal 2015 and $185.5 million in fiscal 2014. The 37% increase in gross profit was primarily due to increased average sales prices, sales volumes and lower operating costs, as noted above.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $7.2 million, or 19%, for fiscal 2015, compared to fiscal 2014. The increase is primarily due to increases in the average net sales price and sales volume. The impact of the increases in sales volume and average net sales price on equity in earnings of our unconsolidated joint venture during fiscal 2015 was approximately $10.2 million and $4.6 million, respectively, partially offset by increased cost of sales of approximately $7.6 million. The increase in cost of sales was primarily due to operating costs, which increased cost of goods sold by approximately $4.6 million, and increased sales volume, which increased cost of sales by approximately $3.0 million. The increased operating costs in fiscal 2015, compared to fiscal 2014, were due primarily to a $3.0 million and $0.6 million increase in purchased cement and power, respectively.

Corporate General and Administrative. Corporate general and administrative expenses increased 25% to $30.8 million in fiscal 2015, as compared to $24.6 million in fiscal 2014. The approximately $6.2 million increase in corporate general and administrative expenses for fiscal 2015, compared to fiscal 2014, is due primarily to increased incentive compensation and relocation expenses. Incentive compensation and relocation expenses increased approximately $4.2 million and $0.6 million, respectively, during fiscal 2015, as compared to fiscal 2014.  The increase in incentive compensation was primarily due to increased operating earnings.

Acquisition and Litigation Expense. Acquisition and litigation expense consists of litigation expenses related to our lawsuit against the IRS, the CRS and Skyway Acquisitions, and due diligence efforts at growing our construction products business.  Legal fees related to our lawsuit against the IRS were approximately $2.5 million, while our expenses related to the CRS and Skyway Acquisitions were approximately $1.5 million in fiscal 2015.  The remaining expense was related to our due diligence efforts during fiscal 2015.  As discussed in Footnote (H) of the Notes to Consolidated Financial Statements, the U.S. Department of Justice approved the proposed settlement of our lawsuit against the IRS in January 2015, and the case was dismissed.

Other Income (Expense). Other income was $3.2 million in fiscal 2015, compared to other income of $1.4 million in fiscal 2014, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, decreased approximately $6.5 million during fiscal 2015 to $11.7 million, as compared to $18.3 million in fiscal 2014. The 36% decrease in interest expense, net, during fiscal 2015, compared to fiscal 2014, is due primarily to the $4.4 million refund of interest received from the IRS upon settlement of our lawsuit.  See the discussion below in “Income Taxes” for more information about the settlement. The remaining reduction in interest expense in fiscal 2015, compared to 2014, was the result of lower average borrowings under our Amended Credit Facility, due to the repayment of outstanding amounts during fiscal 2014 and the first half of fiscal 2015, prior to the CRS Acquisition.

Earnings Before Income Taxes. Earnings before income taxes increased to $252.9 million during fiscal 2015, compared to $181.8 million in fiscal 2014, primarily due to increased gross profit and increased equity in earnings of our unconsolidated joint venture, partially offset by increased corporate general and administrative and interest expenses.

Income Taxes. The effective tax rate for fiscal 2015 was approximately 26% compared to approximately 32% in fiscal 2014. The decrease in the effective tax rate during fiscal 2015 is primarily due to the settlement of our lawsuit with the IRS.  Under the terms of the settlement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date. In accordance with the settlement, we recorded an income tax benefit of approximately $16.6 million during the fourth quarter of fiscal 2015.   Excluding the impact of the IRS settlement, our effective tax rate would have been 33% in fiscal 2015.  See Footnote (H) of the Notes to Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Net earnings in fiscal 2015 of $186.9 million increased 50% from fiscal 2014 net earnings of $124.2 million. Diluted earnings per share in fiscal 2015 were $3.71, compared to $2.49 for fiscal 2014.

The following table highlights certain operating information related to our business segments:

	For the Years Ended March 31,
	2015	2014	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Cement (2)	$488,644	$438,224	12%
Gypsum Wallboard	437,514	387,016	13%
Recycled Paperboard	142,690	130,178	10%
Oil and Gas Proppants	81,381	19,557	316%
Concrete and Aggregates	107,892	96,908	11%
Gross Revenues	1,258,121	1,071,883	17%
Less: Inter-Segment Revenues	(65,533)	(62,094)	6%
Less: Joint Venture Revenues	(126,220)	(111,393)	13%
Net Revenues	$1,066,368	$898,396	19%
Sales Volume
Cement (M Tons) (2)	4,799	4,593	4%
Gypsum Wallboard (MMSF)	2,210	2,112	5%
Recycled Paperboard (M Tons)	276	256	8%
Concrete (M Yards)	958	899	7%
Aggregates (M Tons)	3,026	3,228	(6%)
Average Net Sales Prices (3)
Cement (2)	$92.91	$87.31	6%
Gypsum Wallboard	162.06	148.33	9%
Recycled Paperboard	507.47	504.41	1%
Concrete	87.93	82.55	7%
Aggregates	7.50	6.76	11%
Operating Earnings
Cement (2)	$117,527	$89,486	31%
Gypsum Wallboard	145,871	114,852	27%
Recycled Paperboard	31,512	23,610	33%
Oil and Gas Proppants	(2,546)	(4,890)	48%
Concrete and Aggregates	6,736	212	3077%
Other Operating Income, net	3,201	1,368	134%
Net Operating Earnings	$302,301	$224,638	35%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $488.6 million for fiscal 2015, which is a 12% increase over revenues of $438.2 million for fiscal 2014. The increase in revenues during fiscal 2015, compared to fiscal 2014, is primarily due to a 6% increase in the average net sales price, as well as a 4% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $30.6 million and $19.8 million, respectively, in fiscal 2015, compared to fiscal 2014. Average net sales price increased in virtually all of our markets.

The increase in average net sales price during fiscal 2015, compared to fiscal 2014, enabled us to increase our operating margin from 20% in fiscal 2014 to 24% in fiscal 2015. Cement operating earnings increased 31% to $117.5 million in fiscal 2015, from $89.5 million in fiscal 2014. The increase in operating earnings was due primarily to increased average net sales prices and sales volumes, which contributed approximately $30.6 million and $3.9 million to operating earnings, partially offset by increased operating expenses, which adversely impacted operating earnings by approximately $6.5 million. The increase in operating costs related primarily to purchased cement, maintenance and power, which adversely impacted earnings by approximately $4.8 million, $1.7 million and $1.0 million, respectively, partially offset by decreased fuel costs of approximately $3.3 million.

Gypsum Wallboard Operations. Sales revenues increased 13% to $437.5 million for fiscal 2015, from $387.0 million for fiscal 2014, primarily due to a 5% increase in the average net sales price and a 9% increase in sales volumes. The increase in the average net sales price and sales volumes positively impacted revenues by approximately $32.5 million and $18.0 million, respectively. The increase in average net sales price was due to the implementation of price increases in January 2015 and 2014. The increased sales volumes are primarily due to increased construction activity in fiscal 2015, compared to fiscal 2014. Our market share was essentially unchanged during fiscal 2015, compared to fiscal 2014.

Operating earnings increased to $145.9 million for fiscal 2015, from $114.9 million for fiscal 2014, primarily due to the increase in average net sales price and sales volumes, which positively impacted operating earnings by approximately $32.5 million and $5.2 million, partially offset by increased operating expenses of approximately $6.7 million. The increase in operating costs was primarily related to natural gas, raw materials, maintenance and paper, which increased approximately $0.7 million, $1.1 million, $0.5 million and $0.4 million, respectively. Additionally, operating costs were adversely impacted by approximately $3.2 million in legal expense. During fiscal 2015 our gross margin improved to 33% from 30% in fiscal 2014, primarily due to the increase in average net sales price, partially offset by increased operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 10% to $142.7 million in fiscal 2015, from $130.2 million in fiscal 2014. The increase in net revenue during fiscal 2015, compared to fiscal 2014, is due to both increased sales volumes and average net sales prices, which contributed approximately $10.1 million and $2.4 million, respectively, to revenues. The increase in average net sales price is due to the pricing provisions in our long-term sales agreement, as well as an increase in the percentage of higher priced gypsum paper sold in fiscal 2015, as compared to fiscal 2014.

Operating earnings increased to $31.5 million for fiscal 2015, compared to $23.6 million for fiscal 2014, while gross margin increased to 22% for fiscal 2015, compared to 18% for fiscal 2014. The increase in operating earnings and gross margin are primarily due to increased average net sales prices and sales volumes, which increased operating earnings by approximately $2.4 million and $1.9 million, respectively.  Operating earnings were also positively impacted by decreased operating costs of approximately $3.6 million, namely recycled fiber costs and chemicals, which positively impacted operating earnings by approximately $3.4 million and $0.9 million, respectively, partially offset by increased repair and maintenance costs of approximately $0.6 million. Operating earnings and margin were also positively impacted by a change in the product sales mix as sales of higher margin gypsum liner increased to 90% for fiscal 2015, from 78% for fiscal 2014, which positively impacted operating earnings by approximately $1.4 million.

Oil and Gas Proppants. Revenues for our oil and gas proppants segment increased approximately $61.8 million to $81.4 million during fiscal 2015, compared to $19.6 million during fiscal 2014.  Approximately $28.0 million of the increase in fiscal 2015, compared to fiscal 2014, related to the CRS Acquisition and approximately $33.8 of the increase reflects sales volume growth at our Corpus Christi, Texas location.  Fiscal 2015 represents the first full year of operations in Corpus Christi, Texas.

The operating loss for fiscal 2015 was approximately $2.5 million, which improved from an operating loss of approximately $4.9 million during fiscal 2014. Approximately $7.4 million of the decrease in operating loss was related to improved earnings at our Corpus Christi location, partially offset by an operating loss of $5.0 million related to the CRS Acquisition.  Operating income related to the CRS Acquisition was adversely impacted by approximately $1.5 million related to the “step-up” of inventory acquired on November 14, 2014 and sold prior to March 31, 2015, as well as amortization expense of approximately $5.1 million related to CRS sales contracts in existence at November 14, 2014 and $1.3 million depreciation on the assets valued at the acquisition date. Fiscal 2015 represented the first full year of operations at Corpus Christi, Texas, and we began selling internally produced sand during the fourth quarter of fiscal 2015.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 11% to $107.9 million for fiscal 2015, compared to $96.9 million for fiscal 2014. The primary reason for the increase in revenue for fiscal 2015, compared to fiscal 2014, was the 7% and 11% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $7.7 million. In addition to the increase in average net sales prices, sales volume increased 7% for concrete during fiscal 2015, compared to fiscal 2014, which positively impacted revenues by $4.8 million. This increase was partially offset by a 6% decrease in sales volumes for our aggregates business, which adversely impacted revenues by approximately $1.5 million.  The increase in sales volumes in our concrete business was due to primarily to increased construction activity in our Austin, Texas market, while the reduction in sales volumes in our aggregates business was primarily related to the greater Kansas City market.

Operating income for fiscal 2015 was approximately $6.7 million, as compared to operating income of approximately $0.2 million for fiscal 2014. The operating income was positively impacted by increased average net sales prices, which increased operating income by approximately $7.7 million. The increase in operating profit was partially offset by decreased sales volumes and increased operating expenses of approximately $0.3 million and $0.7 million, respectively.  The increased operating expenses were primarily related to increased cost of materials in our concrete business of approximately $2.5 million, partially offset by fuel and maintenance expenses of approximately $0.6 million and $0.4 million in our aggregates business.

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

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in northern California. We are experiencing a recovery in both volume and price in our Austin, Texas markets, and expect price and volumes to continue to increase throughout calendar 2015. Demand in the greater Kansas City area is expected to be stable during calendar 2015, compared to calendar 2014.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling. Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2015. Industry shipments of gypsum wallboard exceeded 21.5 billion square feet in calendar 2014, and are expected to increase to 22.5 billion square feet in in calendar 2015.  We implemented a wallboard price increase effective January.

Increased demand for gypsum wallboard will positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during fiscal 2016, compared to fiscal 2015, both in gross tons and as a percentage of total sales volumes.

The recent decline in oil rig count and well completion activity has adversely impacted oil and gas activity, leading to reduced demand and pricing for proppants.  We expect these conditions to persist throughout calendar 2015; however, we remain focused on strengthening our low-cost position and taking this opportunity to continue to build our low delivered cost position to targeted shale plays.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

	For the Years Ended March 31,
	2014	2013	Change
	(in thousands, except per share)
Revenues	$898,396	$642,562	40%
Cost of Goods Sold	(712,937)	(539,317)	32%
Gross Profit	185,459	103,245	79%
Equity in Earnings of Unconsolidated Joint Venture	37,811	32,507	16%
Corporate General and Administrative	(24,552)	(23,918)	3%
Other Income (Expense)	1,368	(1,232)	211%
Acquisition and Litigation Expense	—	(10,683)	(100%)
Interest Expense, net	(18,282)	(15,823)	15%
Earnings Before Income Taxes	181,804	84,096	116%
Income Tax Expense	(57,561)	(26,352)	118%
Net Earnings	$124,243	$57,744	115%
Diluted Earnings per Share	$2.49	$1.22	104%

Revenues. Revenues increased $255.8 million to $898.4 million in fiscal 2014, as compared to $642.6 million in fiscal 2013. Revenues from the assets acquired from Lafarge N.A. positively impacted revenues by approximately $129.9 million. The remaining increase in revenues from our historical businesses was due primarily to increased average net selling prices for all of our segments and increased sales volumes for all of our segments except recycled paperboard. The impact of the increased net sales prices and sales volumes on revenue from our historical businesses for fiscal 2014, as compared to fiscal 2013, was approximately $66.6 million and $59.3 million, respectively.

Cost of Goods Sold. Cost of goods sold increased $173.6 million to $712.9 million in fiscal 2014, as compared to $539.3 million in fiscal 2013. The 32% increase in cost of goods sold for fiscal 2014, as compared to fiscal 2013, was primarily due to increased sales volumes and operating costs, which increased cost of goods sold by approximately $167.9 million and $5.7 million, respectively. Approximately $92.1 million of the increase in cost of goods sold related to volumes is due to the assets acquired from Lafarge N.A. The increase in operating costs in fiscal 2014, as compared to fiscal 2013, is primarily related to our gypsum wallboard, recycled paperboard and concrete and aggregates segments, which increased approximately $10.2 million, $4.4 million and $7.4 million, respectively, partially offset by reduced operating costs of approximately $16.3 million in our cement segment.

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

Acquisition and Litigation Expense. Acquisition and litigation expense consists of expenses related to the Acquisition, the write-off of a greenfield cement opportunity that will no longer be pursued due to the Acquisition, legal fees related to our lawsuit against the IRS and a loss in an arbitration. During the fiscal year ended March 31, 2013, acquisition related expenses were approximately $6.1 million, expense related to the write-off of the greenfield opportunity was approximately $1.0 million and legal fees related to our lawsuit against the Internal Revenue Service (the “IRS”) were approximately $3.6 million. See Footnote (H) of the Notes to Consolidated Financial Statements for more information regarding the lawsuit against the IRS and the loss in the arbitration of a contract dispute.

Interest Expense, Net. Interest expense, net, increased approximately $2.4 million during fiscal 2014 to $18.3 million, as compared to $15.8 million in fiscal 2013. The 15% increase in interest expense, net, during fiscal 2014, as compared to fiscal 2013, is due primarily to the $2.2 million increase in interest expense from our Credit Facility, as compared to fiscal 2013, due to the increase in borrowings for the acquisition of assets from Lafarge N.A. The remaining increase was due to the $0.2 million increase in other interest due to the amortization of the debt acquisition costs incurred during the amendment of our Credit Facility in fiscal 2013, in connection with the acquisition of assets from Lafarge N.A.

Earnings Before Income Taxes. Earnings before income taxes increased to $181.8 million during fiscal 2014, as compared to $84.1 million in fiscal 2013, primarily due to increased gross profit and increased equity in earnings of our unconsolidated joint venture, partially offset by increased corporate general and administrative and interest expenses.

Income Taxes. The effective tax rate for fiscal 2014 was approximately 32% compared to approximately 31% in fiscal 2013. The increase in the effective tax rate during fiscal 2014 is primarily due to the reduction in the impact of our depletion deduction associated with increased earnings. See Footnote (H) of the Notes to Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Net earnings in fiscal 2014 of $124.2 million increased 115% from fiscal 2013 net earnings of $57.7 million. Diluted earnings per share in fiscal 2014 were $2.49, compared to $1.22 for fiscal 2013.

The following table highlights certain operating information related to our business segments:

	For the Years Ended March 31,
	2014	2013	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Cement (2)	$438,224	$304,125	44%
Gypsum Wallboard	387,016	306,529	26%
Recycled Paperboard	130,178	121,930	7%
Oil and Gas Proppants	19,557	—	—
Concrete and Aggregates	96,908	56,287	68%
Gross Revenues	1,071,883	788,871	36%
Less: Inter-Segment Revenues	(62,094)	(49,987)	24%
Less: Joint Venture Revenues	(111,393)	(96,322)	16%
Net Revenues	$898,396	$642,562	40%
Sales Volume
Cement (M Tons) (2)	4,593	3,303	39%
Gypsum Wallboard (MMSF)	2,112	1,909	11%
Recycled Paperboard (M Tons)	256	244	5%
Concrete (M Yards)	899	577	56%
Aggregates (M Tons)	3,228	2,631	23%
Average Net Sales Prices (3)
Cement (2)	$87.31	$83.49	5%
Gypsum Wallboard	148.33	125.53	18%
Recycled Paperboard	504.41	496.84	2%
Concrete	82.55	69.74	18%
Aggregates	6.76	6.06	12%
Operating Earnings
Cement (2)	$89,486	$46,228	94%
Gypsum Wallboard	114,852	69,712	65%
Recycled Paperboard	23,610	25,200	(6%)
Oil and Gas Proppants	(4,890)	—	—
Concrete and Aggregates	212	(5,388)	(13%)
Other Operating Income, net	1,368	(1,232)	211%
Net Operating Earnings	$224,638	$134,520	67%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $438.2 million for fiscal 2014, which is a 44% increase over revenues of $304.1 million for fiscal 2013. The increase in revenues during fiscal 2014, compared to fiscal 2013, is primarily due to a 39% increase in sales volumes, as well as a 5% increase in the average net sales price. The increase in sales volumes and average net sales price positively impacted revenues by approximately $118.7 million and $15.4 million, respectively, in fiscal 2014, compared to fiscal 2013. The increase in sales volume was primarily due to the purchase of two cement plants from Lafarge N.A., which positively increased revenue by $102.0 million, as well as increased construction activity in Texas and our Mountain region.

The increase in average net sales price and reduced operating expenses per unit during fiscal 2014, compared to fiscal 2013, enabled us to increase our operating margin from 15% in fiscal 2013 to 20% in fiscal 2014. Cement operating earnings increased 94% to $89.5 million in fiscal 2014, from $46.2 million in fiscal 2013. The increase in operating earnings was due primarily to increased average net sales prices and sales volumes, which contributed approximately $15.4 million and $14.3 million to operating earnings, as well as lower per unit operating expenses, which contributed approximately $13.6 million to operating earnings. The decline in per unit operating costs related primarily to reduced maintenance and fuel costs, which positively impacted earnings by approximately $6.8 million and $4.8 million, respectively, partially offset by increased purchased cement costs of approximately $2.3 million. The sale of purchased cement increased during fiscal 2014, compared to fiscal 2013, primarily due to both increased demand and a change in product mix in our Texas market.

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

Recycled Paperboard Operations. Revenues increased 7% to $130.2 million in fiscal 2014, from $121.9 million in fiscal 2013. The increase in net revenue during fiscal 2014, compared to fiscal 2013, is due to both increased sales volumes and average net sales prices, which contributed approximately $6.4 million and $1.9 million, respectively, to revenues. The increase in average net sales price is due to the pricing provisions in our long-term sales agreement, as well as an increase in the percentage of higher priced gypsum paper sold in fiscal 2014, as compared to fiscal 2013.

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

Oil and Gas Proppants. Revenues from our new oil and gas proppants segment were $19.6 million for fiscal 2014, which was the first year of operations.  The majority of the revenues for fiscal 2014 related to the latter half of the fiscal year, although revenues were inconsistent on a month to month basis due to the start-up nature of this segment.

Operating loss for fiscal 2014 was primarily related to the start-up of our Corpus Christi facility during fiscal 2014.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 68% to $96.9 million for fiscal 2014, compared to $56.3 million for fiscal 2013. The primary reason for the increase in revenue for fiscal 2014, compared to fiscal 2013, was the 56% and 23% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $1.9 million. In addition to the increase in sales volumes, average sales prices increased 18% and 11% for concrete and aggregates, respectively, during fiscal 2014, compared to fiscal 2013, which positively impacted revenues by $5.7 million. The increase in sales volumes was due primarily to the acquisition of Talon Concrete and Aggregates from Lafarge N.A. during

November 2012, which contributed $33.0 million of the increased revenues during fiscal 2014, compared to fiscal 2013. The remaining increase in sales volumes was due to increased construction activity in our Austin, Texas market.

Operating income for fiscal 2014 was approximately $0.2 million, compared to an operating loss of approximately $5.4 million for fiscal 2013. The operating earnings were positively impacted by increased average net sales prices, which increased the operating earnings by approximately $14.4 million, partially offset by increased operating expenses of approximately $7.4 million. Increased operating costs during fiscal 2014, compared to fiscal 2013, were primarily related to maintenance, purchased materials and delivery costs, which increased operating costs by approximately $3.4 million, $5.8 million and $2.1 million, respectively, as well as the settlement of a litigation matter in California for $0.5 million, partially offset by decreased general plant costs of approximately $3.0 million.

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

Although our oil and gas proppants segment experienced an operating loss in fiscal 2015 and 2014, the segment generated positive cash flows from operations since significant business operations started in the second half of fiscal 2014.

We idled our gypsum manufacturing facility in Bernalillo, N.M. in 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2015 was $2.7 million and $0.4 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when additional capacity is needed to meet demand for our products. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time. All of our other wallboard facilities are currently generating positive cash flow from operations.

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

The segment breakdown of goodwill at March 31, 2015 and 2014 is as follows:

	For the Years Ended March 31,
	2015	2014
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$132,515	$132,515

Impairment testing for the cement business is done at the plant level because the relatively low value-to-weight ratio limits the geographic area in which a company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a national selling area. Impairment testing for the gypsum wallboard and paperboard segments is done at the segment level because of the national nature of the businesses and customer base. See Note (A) of the Notes to Consolidated Financial Statements for more information. The results of the first step of the annual impairment tests performed in the fiscal fourth quarter of 2015 and 2014 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is a cyclical recovery in U.S. construction activity from the current low levels. Actual results may differ materially from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2015	2014
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$234,121	$170,633
Investing Activities:
Additions to Property, Plant and Equipment	(111,573)	(59,490)
CRS Acquisition	(237,171)	—
Net Cash Used in Investing Activities	(348,744)	(59,490)
Financing Activities:
Increase (Decrease) in Credit Facility	141,000	(108,000)
Repayment of Senior Notes	(9,500)	—
Dividends Paid to Stockholders	(20,072)	(19,899)
Proceeds from Stock Option Exercises	4,311	14,187
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,166)	(2,913)
Payment of Debt Acquisition Costs	(1,661)	—
Excess Tax Benefits from Share Based Payment Arrangements	5,743	8,067
Net Cash Provided by (Used in) Financing Activities	115,655	(108,558)
Net Increase in Cash	$1,032	$2,585

Cash flows from operating activities increased $63.5 million to $234.1 million during fiscal 2015 from $170.6 million in fiscal 2014. This increase was largely attributable to increased net earnings of approximately $62.6 million, and increased distributions from our unconsolidated joint venture, partially offset by a decrease in cash flow from the change in operating assets and liabilities. The increase in distributions from our unconsolidated joint venture is primarily due to increased earnings in fiscal 2015, compared to fiscal 2014. Excluding the impact of the working capital purchased in the CRS Acquisition in fiscal 2015, cash flows from operating activities were negatively impacted during fiscal 2015 by increased inventories of approximately $38.7 million and a decrease in accounts payable and accrued liabilities of $11.5 million, partially offset by reduced accounts and notes receivable, other assets and increased income taxes payable of approximately $4.2 million, $0.5 million and $8.0 million, respectively.  During fiscal 2014, cash flows from operating activities were negatively impacted by increases in accounts and notes receivable, inventories and other assets of approximately $12.9 million, $32.7 million and $3.5 million, respectively, partially offset by increases in accounts payable and accrued liabilities and income taxes payable of approximately $6.5 million, and $11.2 million, respectively.

Working capital decreased to $182.1 million at March 31, 2015, compared to $198.1 million at March 31, 2014, primarily due to increased accounts payable and accrued liabilities and current portion of long-term debt of approximately $26.0 million and $47.5 million, respectively, partially offset by increased cash, accounts and notes receivable and inventories of approximately $1.0 million, $10.7 million and $48.4 million, respectively.

The increase in accounts and notes receivable at March 31, 2015, compared to March 31, 2014, is primarily due to increased revenues during the fourth quarter of fiscal 2015, compared to the fourth quarter of fiscal 2014. The increase in accounts receivable at March 31, 2015, compared to March 31, 2014, was consistent with the increase in revenues during the periods then ended. As a percentage of quarterly sales generated in the fiscal fourth quarter, accounts receivable were 51% at both March 31, 2015 and 2014. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at March 31, 2015. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at March 31, 2015.

Our inventory balance at March 31, 2015 increased approximately 25% from the inventory balance at March 31, 2014. The biggest increase related to raw materials and materials in process, which increased approximately $33.0 million to $115.3 million at March 31, 2015, compared to $82.3 million at March 31, 2014. Most of the increase in raw materials and materials in process is due to increased clinker inventories of approximately $12.7 million, and an increase of approximately $17.2 million in frac sand inventory. The increase in clinker inventory is due to the cyclical nature of our business in which we grow our inventory during the winter months to ensure we can meet demand during the year.  Additionally, most of our cement plants had extended outages in April, and the increase in clinker is necessary to ensure they will have enough supply during the outage. The increase in frac sand inventory is due primarily to the CRS Acquisition, and the growth of our existing frac sand business.  Repair parts, which are a significant part of our inventory, are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform an annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventory has a low risk of obsolescence due to our products being basic construction products and building materials.

In May, 2011 we filed a lawsuit against the IRS in Federal District Court to recover the $97.9 million paid to the IRS with respect to our uncertain tax position for 2001 to 2006.  In September 2014 the Company and the IRS reached a tentative agreement to settle the lawsuit, and this agreement was approved by the U.S. Department of Justice in January 2015. Under the terms of the agreement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, as discussed above, in exchange for the IRS conceding 40% of the penalties, plus interest, paid to date. Under the terms of the settlement, we reduced income tax and interest expense in the fourth quarter by approximately $16.6 million and $4.4 million, respectively.  See Footnote (H) to the Notes to Consolidated Financial Statements for more information.

Net cash used in investing activities during fiscal 2015 was approximately $348.7 million, compared to net cash used in investing activities of $59.5 million during fiscal 2014, an increase of approximately $289.2 million. A substantial majority of the increase related to the CRS Acquisition in fiscal 2015 that increased net cash used in investing activities by $237.2 million. Excluding the CRS Acquisition, capital expenditures increased by approximately $52.1 million in fiscal 2015, as compared to fiscal 2014. This increase is related primarily to our frac sand business, which began operations during fiscal 2014, as well as the completion of the processing facility in progress at the time of the CRS Acquisition. We anticipate spending between $20 million and $25 million on sustaining capital expenditures during fiscal year 2016, which is consistent with historic levels after taking into consideration the CRS Acquisition.

Net cash provided by financing activities increased to approximately $115.7 million during fiscal 2015, compared to net cash used in investing activities of approximately $108.6 million during fiscal 2014. The increase in net cash provided by financing activities during fiscal 2015 is primarily related the increase in net borrowing under our Amended Credit facility necessary to fund the CRS Acquisition and to repay $9.5 million  due upon maturity of Tranche A of our Series 2007A Senior Notes. Net cash used in financing activities in fiscal 2014 was due primarily to the repayment of debt and payment of dividends, partially offset by proceeds and tax benefits received related to the exercise of stock options. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 33.7% and 33.4%, respectively, at March 31, 2015, as compared to 31.4% and 31.1%, respectively, at March 31, 2014.

Debt Financing Activities.

Our Credit Facility was amended and restated on October 30, 2014 (the “Amended Credit Facility”).  The Amended Credit Facility increased available borrowings from $400.0 million to $500.0 million and extended the term from December 15, 2015 to October 30, 2019.  Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 basis points to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum, plus an agreed margin (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company.  The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 10 to 35 basis points depending on the Leverage Ratio.  The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter in to sale and leaseback arrangements.  The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions or other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions or other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $330.0 million of borrowings outstanding at March 31, 2015.  Based on our Leverage Ratio, we had $160.8 million of available borrowings, net of outstanding letters of credit, at March 31, 2015.

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). Following these repurchases, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During October 2014, Tranche A of the Series 2007A Senior Notes matured and we retired the remaining $9.5 million in notes from this Tranche. Following these repurchases and maturities, the amounts outstanding for each of the four tranches are as follows:

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

Other than the Amended Credit Facility, we have no other source of committed external financing in place. In the event the Amended Credit Facility was terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if a balance was outstanding on the Amended Credit Facility at the time of termination, and an alternative source of financing cannot be secured, it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Amended Credit Facility a $50.0 million Letter of Credit Facility. At March 31, 2015, we had $9.2 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $14.8 million in performance bonds relating primarily to our mining operations.

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

On November 7, 2006, we announced that our Board of Directors authorized the repurchase in the open market of an additional 5,156,800 shares of common stock, raising our repurchase authorization to approximately

6,000,000 shares, of which 717,300 remained available at March 31, 2015. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. Repurchases may also be effected pursuant to plans or instructions that meet the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. We did not repurchase any shares in the open market during the fiscal years ended March 31, 2015, 2014 and 2013.

Capital Expenditures.

The following table compares capital expenditures:

		For the Fiscal Years Ended March 31,
	CRS Acquisition	2015	2014
		(dollars in thousands)
Land and Quarries	$160,014	$1,030	$12,898
Plants	21,624	71,042	35,272
Buildings, Machinery and Equipment	11,100	39,501	11,320
Total Capital Expenditures	$192,738	$111,573	$59,490

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2015. Total capital expenditures for fiscal 2016, including sustaining capital expenditures, are expected to be approximately $65.0 million to $75.0 million, including the completion of the plant expansion in New Auburn, Wisconsin. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Contractual and Other Obligations.

We have certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Credit Facility (1)	$330,000	$—	$—	$330,000	$—
Senior Notes	182,759	57,045	89,214	36,500	—
Interest on Senior Notes	24,585	9,063	11,974	3,548	—
Interest on Credit Facility (2)	14,067	4,540	6,492	3,035	—
Operating Leases	52,960	11,043	17,444	10,715	13,758
Purchase Obligations (3)	68,724	14,364	11,690	9,740	32,930
Total	$673,095	$96,055	$136,814	$393,538	$46,688
(1)	The Credit Facility expires in October 2019.
(2)

At March 31, 2015, we had $330.0 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at .35% per annum through the expiration of the facility in October 2019. We estimated the future cash flows for interest by assuming a level repayment of the Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments.

Based on our current actuarial estimates, we anticipate making contributions of approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2016.

Dividends.

Dividends paid in fiscal years 2015 and 2014 were $20.1 million and $19.9 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 0.8% in calendar 2014, 1.6% in 2013, and 1.7% in 2012. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During calendar 2014, the Consumer Price Index for energy decreased approximately 10.6%, while the Consumer Price Index for transportation increased approximately 1.7%, respectively. These increases, with the exception of energy, are relatively minor, and had minimal impact on our business due to improving efficiencies. The decrease in energy prices was favorable to our manufacturing businesses, but adversely impacted our oil and gas proppants segment as demand for oil declined, reducing the demand for frac sand.  Additional inflationary increases could have an adverse impact on all of our businesses, with the exception of increased oil prices, which would favor our oil and gas proppants business. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

General Outlook

See “General Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 40.

Recent Accounting Pronouncements

Refer to Footnote (A) of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

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

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at March 31, 2015 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $330.0 million of borrowings at March 31, 2015 would increase our interest expense by $3.3 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2015	2014	2013
Revenues	$1,066,368	$898,396	$642,562
Cost of Goods Sold	812,235	712,937	539,317
Gross Profit	254,133	185,459	103,245
Equity in Earnings of Unconsolidated Joint Venture	44,967	37,811	32,507
Corporate General and Administrative Expense	(30,751)	(24,552)	(23,918)
Other Operating Income (Loss)	3,201	1,368	(1,232)
Acquisition and Litigation Expense	(6,880)	—	(10,683)
Interest Expense, Net	(11,743)	(18,282)	(15,823)
Earnings before Income Taxes	252,927	181,804	84,096
Income Taxes	(66,074)	(57,561)	(26,352)
Net Earnings	186,853	$124,243	$57,744
EARNINGS PER SHARE
Basic	$3.77	$2.53	$1.24
Diluted	$3.71	$2.49	$1.22
AVERAGE SHARES OUTSTANDING
Basic	49,604,249	49,090,750	46,622,646
Diluted	50,372,243	49,939,165	47,340,450
CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands)

	For the Years Ended March 31,
	2015	2014	2013
Net Earnings	$186,853	$124,243	$57,744
Net Actuarial (Gains) Losses of Defined Benefit Plans:
Unrealized (gain) loss during the period, net of tax (expense) benefit of ($3,746), $1,173 and $1,071	6,173	(2,399)	(1,988)
Amortization of Net Actuarial Loss, net of tax benefit of $242, $333 and $249	411	840	462
Comprehensive Earnings	$193,437	$122,684	$56,218

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2015	2014
ASSETS
Current Assets -
Cash and Cash Equivalents	$7,514	$6,482
Accounts and Notes Receivable, net	113,577	102,917
Inventories	235,464	187,096
Prepaid and Other Assets	10,080	10,465
Total Current Assets	366,635	306,960
Property, Plant and Equipment -	1,962,215	1,660,975
Less: Accumulated Depreciation	(740,396)	(676,924)
Property, Plant and Equipment, net	1,221,819	984,051
Notes Receivable	2,847	3,063
Investment in Joint Venture	47,614	43,008
Goodwill and Intangible Assets, net	211,167	160,690
Other Assets	32,509	13,757
	$1,882,591	$1,511,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$77,749	$57,098
Accrued Liabilities	46,830	41,520
Income Tax Payable	2,952	702
Current Portion of Long-term Debt	57,045	9,500
Total Current Liabilities	184,576	108,820
Long-term Debt	455,714	371,759
Other Long-term Liabilities	69,055	53,678
Deferred Income Taxes	162,653	145,773
Total Liabilities	871,998	680,030
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,245,364 and 50,053,078 Shares, respectively.	502	501
Capital in Excess of Par Value	272,441	253,524
Accumulated Other Comprehensive Losses	(12,067)	(5,483)
Retained Earnings	749,717	582,957
Total Stockholders’ Equity	1,010,593	831,499
	$1,882,591	$1,511,529

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$186,853	$124,243	$57,744
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	76,299	70,021	56,850
Deferred Income Tax Provision	5,805	5,746	6,155
Stock Compensation Expense	13,030	10,136	9,002
Excess Tax Benefits from Share Based Payment Arrangements	(5,743)	(8,067)	(6,493)
Equity in Earnings of Unconsolidated Joint Venture	(44,967)	(37,811)	(32,507)
Distributions from Joint Venture	40,375	37,750	28,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	4,196	(12,876)	(7,771)
Inventories	(38,741)	(32,714)	(14,186)
Accounts Payable and Accrued Liabilities	(11,499)	6,504	24,610
Other Assets	520	(3,511)	(2,679)
Income Taxes Payable	7,993	11,212	5,182
Net Cash Provided by Operating Activities	234,121	170,633	124,407
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(111,573)	(59,490)	(53,011)
CRS Acquisition	(237,171)	—	(453,420)
Net Cash Used in Investing Activities	(348,744)	(59,490)	(506,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	141,000	(108,000)	227,000
Repayment of Senior Notes	(9,500)	—	(4,677)
Dividends Paid to Stockholders	(20,072)	(19,899)	(18,533)
Net Proceeds from Offering of Common Stock	—	—	154,832
Proceeds from Stock Option Exercises	4,311	14,187	19,645
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,166)	(2,913)	(3,569)
Payment of Debt Issuance Costs	(1,661)	—	(1,751)
Excess Tax Benefits from Share Based Payment Arrangements	5,743	8,067	6,493
Net Cash Provided by (Used in) Financing Activities	115,655	(108,558)	379,440
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,032	2,585	(2,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,482	3,897	6,481
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,514	$6,482	$3,897

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance at March 31, 2012	$453	$37,692	$439,882	$(5,516)	$472,511
Net Earnings	—	—	57,744	—	57,744
Net proceeds from Equity Offering	35	154,797	—	—	154,832
Stock Option Exercises and Restricted Share Vesting	8	19,637	—	—	19,645
Tax Benefit-Stock Option Exercise	—	6,493	—	—	6,493
Dividends to Stockholders	—	—	(18,962)	—	(18,962)
Stock Compensation Expense	—	9,002	—	—	9,002
Shares Redeemed to Settle Employee Taxes	(1)	(3,568)	—	—	(3,569)
Unfunded Pension Liability, net of tax	—	—	—	(1,526)	(1,526)
Balance at March 31, 2013	$495	$224,053	$478,664	$(7,042)	$696,170
Net Earnings	—	—	124,243	—	124,243
Stock Option Exercises and Restricted Share Vesting	5	14,182	—	—	14,187
Tax Benefit-Stock Option Exercise	—	8,067	—	—	8,067
Dividends to Stockholders	—	—	(19,950)	—	(19,950)
Stock Compensation Expense	1	10,135	—	—	10,136
Shares Redeemed to Settle Employee Taxes	—	(2,913)	—	—	(2,913)
Unfunded Pension Liability, net of tax	—	—	—	1,559	1,559
Balance at March 31, 2014	$501	$253,524	$582,957	$(5,483)	$831,499
Net Earnings	—	—	186,853	—	186,853
Stock Option Exercises and Restricted Share Vesting	1	4,310	—	—	4,311
Tax Benefit-Stock Option Exercise	—	5,743	—	—	5,743
Dividends to Stockholders	—	—	(20,093)	—	(20,093)
Stock Compensation Expense	—	13,030	—	—	13,030
Shares Redeemed to Settle Employee Taxes	—	(4,166)	—	—	(4,166)
Unfunded Pension Liability, net of tax	—	—	—	(6,584)	(6,584)
Balance at March 31, 2015	$502	$272,441	$749,717	$(12,067)	$1,010,593

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

Reclassifications – Certain reclassifications have been made to the prior year to conform to the current year presentation.

Cash and Cash Equivalents –

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $7.1 million and $5.8 million at March 31, 2015 and 2014, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $3.3 million at March 31, 2015, of which approximately $0.5 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.9%, which will vary based on changes to LIBOR. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2015 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At March 31, 2015 and 2014, approximately $0.3 million of our allowance for doubtful accounts is related to our notes receivable.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2015	2014
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$115,345	$82,319
Finished Cement	20,508	19,173
Gypsum Wallboard	7,741	7,144
Paperboard	8,493	4,102
Frac Sand	4,928	275
Aggregates	11,131	11,815
Repair Parts and Supplies	62,121	56,119
Fuel and Coal	5,197	6,149
	$235,464	$187,096

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $69.7 million, $67.3 million and $55.1 million for the years ended March 31, 2015, 2014 and 2013, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2015 and 2014, management believes no events or circumstances indicate that the carrying value may not be recoverable.

We idled our gypsum manufacturing facility in Bernalillo, N.M. in December 2009, due to cyclical low gypsum wallboard demand. The carrying value of the Bernalillo plant and equipment at March 31, 2015 was $2.7 million and $0.4 million, respectively, and we continue to depreciate the assets over their estimated useful life. We currently have a strong market position in New Mexico, and our Albuquerque gypsum wallboard facility is operating at close to capacity. We plan on resuming manufacturing at the Bernalillo facility in the future when additional capacity is needed to meet demand for our products. Costs of maintaining the facility during the idling are not significant, and the facility was generating positive cash flow prior to being idled; therefore, we have determined that the value of the plant and equipment is not impaired. We are not currently considering the permanent closure of the Bernalillo facility. Any decision to permanently close Bernalillo would be the result of future changes in the building materials industry in the southwest United States and Rocky Mountain region, including changes in the production capacity or operations of our competitors, demand for gypsum wallboard or general macro-economic conditions, which we do not foresee at the present time. If we were to permanently close the Bernalillo facility, or if our expectations as to its use changed such that we project the future undiscounted cash flows from its operations would be insufficient to recover its carrying value due to the factors described above, or for any other reason, we would recognize impairment at that time.

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

Goodwill and Intangible Assets –

Goodwill: Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We have elected to test for goodwill impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenues and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

Intangible Assets: Intangible assets at March 31, 2015 and 2014 consist of the following:

	March 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets and Goodwill:
Customer contracts and relationships	5-15 years	$62,060	$(5,994)	$56,066
Sales contracts	4 years	2,500	(1,458)	1,042
Permits	40 years	27,440	(5,896)	21,544
Goodwill		132,515	—	132,515
Total intangible assets and goodwill		$224,515	$(13,348)	$211,167

	March 31, 2014
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets and Goodwill:
Customer contracts and relationships	15 years	$6,060	$(1,580)	$4,480
Sales contracts	4 years	2,500	(833)	1,667
Permits	40 years	27,240	(5,212)	22,028
Goodwill		132,515	—	132,515
Total intangible assets and goodwill		$168,315	$(7,625)	$160,690

Amortization expense of intangibles was $5.7 million, $1.7 million and $1.0 million for the years ended March 31, 2015, 2014 and 2013, respectively. Amortization expense is expected to be approximately $13.4 million per year for fiscal year 2016, $13.2 million for fiscal year 2017, $12.7 million for fiscal year 2018, $12.6 million for fiscal year 2019 and $6.2 million for fiscal year 2020.

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

Stock Repurchases –

Our Board of Directors has approved the repurchase of a cumulative total of 31,610,605 shares, of which approximately 717,300 shares remain available for repurchase at March 31, 2015. We did not repurchase any shares in the open market during the years ended March 31, 2015, 2014 and 2013.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, frac sand, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $124.0 million, $113.1 million and $83.2 million were classified as cost of goods sold in the years ended March 31, 2015, 2014 and 2013, respectively.

Other income (loss) includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

As of March 31, 2015, we have an accumulated other comprehensive loss of $12.1 million, which is net of income taxes of $7.1 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2015, 2014 and 2013 were $15.1 million, $17.0 million and $14.6 million, respectively.

We made net payments of $78.3 million, $41.7 million and $14.8 million for federal and state income taxes in the years ended March 31, 2015, 2014 and 2013, respectively.

Statements of Consolidated Earnings – Supplemental Disclosures –

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $86.7 million, $77.4 million and $61.3 million in the years ended March 31, 2015, 2014 and 2013, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Operating Units Selling, G&A	$49,326	$50,175	$39,133
Corporate G&A	30,751	24,552	23,918
	$80,077	$74,727	$63,051

Earnings Per Share –

	For the Years Ended March 31,
	2015	2014	2013
Weighted-Average Shares of Common Stock Outstanding	49,604,249	49,090,750	46,622,646
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,350,556	1,574,491	1,984,563
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(868,636)	(1,032,359)	(1,568,604)
Restricted Stock Units	286,074	306,283	301,845
Weighted-Average Common Stock and Dilutive Securities Outstanding	50,372,243	49,939,165	47,340,450

The “Less Shares Repurchased from Proceeds of Assumed Exercised Options” line includes unearned compensation related to outstanding stock options.

There were 285,267, 146,696 and 1,082,380 stock options at an average exercise price of $82.72 per share, $65.12 per share and $39.65 per share that were excluded from the computation of diluted earnings per share for the years ended March 31, 2015, 2014 and 2013, respectively, because such inclusion would have been anti-dilutive.

Fair Value Measures –

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

In April 2015, The Financial Accounting Standards Board issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 830-30). This standard requires that discounts, premiums or debt issue costs related to borrowings be reported in the balance sheet as a direct reduction of the associated borrowing. The standard will be effective for us in the first quarter of fiscal 2017, and earlier application is permitted for financial statements that have not been previously issued.  The impact of adopting this ASU is not expected to be material.

Acquisition and Litigation Expense

Acquisition and litigation expense consists primarily of expenses incurred during our acquisition, as discussed in Note (B), CRS Acquisition, and significant legal expenses incurred during litigation primarily involving the lawsuit against the Internal Revenue Service (“IRS”). See Note (H), Income Taxes, for more information about the outstanding lawsuit with the IRS.

(B) CRS ACQUISITION

On November 14, 2014, Northern White Sand LLC (“NWS”), a wholly owned subsidiary of the Company, completed the acquisition (the “CRS Acquisition”) of the outstanding equity interest in CRS Holdco LLC, CRS Proppants LLC and Great Northern Sand LLC and related entities (collectively “CRS Proppants”). CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a transload network into Texas and southwest Oklahoma.

Purchase Price: The purchase price (the “Purchase Price”) of the CRS Acquisition was approximately $237.2 million, including approximately $8.9 million of in-process capital expenditures paid as of the closing date. The purchase price is subject to further adjustment to reflect actual working capital acquired at the closing. We funded the payment of the Purchase Price at closing and expenses incurred in connection with the CRS Acquisition through borrowings under our bank credit facility, which was amended and restated on October 30, 2014. See Footnote (E) of the Notes to Consolidated Financial Statements for more information about the amended bank credit facility.

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company has engaged a third-party to perform appraisal valuation to support the Company’s preliminary estimate of the fair value of certain assets acquired in the CRS Acquisition. The working capital amounts paid at the closing are subject to certain changes to reflect actual working capital. Additionally, the amounts assigned to property, plant and equipment and intangible assets, are preliminary and subject to change, though it is possible other values may change as well. Included in the assets acquired, and liabilities assumed, are two long-term sales agreements that included prepayments for future sales under the agreement, with such prepayments classified as liabilities. Additionally, one of the agreements is with a customer that is currently in bankruptcy, and is not expected to fulfill its obligation under the contract. We have been indemnified by the former owner against any loss related to this contract, and such indemnity has been valued at fair value and recorded as an asset at the date of the acquisition.

The preparation of the valuation of the assets acquired and liabilities assumed in the CRS Acquisition requires the use of significant assumptions and estimates. Critical estimates include, but are not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates. These estimates are based on assumptions that we believe to be reasonable. However, actual results may differ from these estimates.

The following table summarizes the provisional allocation of the estimated Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation at acquisition date (in thousands)	As of November 14, 2014
Cash and cash equivalents	$219
Accounts Receivable	14,640
Inventories	9,627
Prepaid and Other Assets	753
Property and Equipment	192,738
Intangible Assets	56,200
Indemnity under Sales Agreement	14,810
Other Assets	1,120
Accounts Payable	(4,343)
Accrued Liabilities	(2,585)
Obligations under Long-term Sales Agreements	(28,131)
Asset Retirement Obligation	(4,112)
Deferred Taxes	(13,765)
Total Net Assets	237,171
Goodwill	—
Total Estimated Purchase Price	$237,171

Intangible Assets: The following table is a summary of the fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Estimated Fair Value
Customer Relationships	4	56,000
Permits	40	200
Total Intangible Assets		$56,200

Actual and pro forma impact of the CRS Acquisition: The following table presents the net sales and operating loss of CRS Proppants that has been included in our consolidated statement of earnings from November 14, 2014 through the end of the fiscal year:

Fiscal Year Ended March 31, 2015
(dollars in thousands)
Revenues	$28,035
Operating Loss	$5,002

Operating loss shown above has been impacted by approximately $6.4 million of depreciation and amortization and approximately $1.5 million related to the impact of recording acquired inventory at fair value.

The Company previously reported the estimated purchase price allocation in its Quarterly Report on Form 10-Q for the period ended December 31, 2014.  During the fiscal fourth quarter, we finalized our valuation of the customer relationships, property plant and equipment and both our reclamation liability and reclamation asset.  Also, the changes above, as well as the determination of the tax basis in the entities acquired, impacted our deferred tax liability at the acquisition date.  The impact of the above changes increased our customer relationship intangible asset by approximately $8.0 million, reduced our deferred tax liability by approximately $6.2 million, increased our asset retirement obligation by approximately $3.6 million and decreased property, plant and equipment by approximately $10.9 million.  We made other minor changes to working capital and reclassified certain amounts to reflect post-closing information. The final purchase price allocation is still pending certain working capital and tax basis adjustments.  We will finalize the amounts recognized as the information necessary to complete the analyses is obtained. We expect to finalize these amounts during the first half of fiscal 2016.

The unaudited pro forma results presented below include the effects of the CRS Acquisition as if it had been consummated as of April 1, 2013. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the CRS Acquisition and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, material nonrecurring charges directly related to the CRS Acquisition of $1.1 million have been excluded from pro forma net income for fiscal 2015.

	For the Fiscal Year Ended March 31,
	2015	2014
	(dollars in thousands)
Revenues	$1,124,755	$961,006
Net Income	$188,715	$107,764
Earnings per share – basis	$3.80	$2.20
Earnings per share - diluted	$3.75	$2.16

The pro forma results do not include any anticipated synergies or other expected benefits of the CRS Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the CRS Acquisition been consummated as of April 1, 2013.

On March 3, 2015, we entered into an asset purchase agreement to acquire a 600,000 ton per year Granulated Ground Blast Furnace Slag (“GGBFS”) plant in South Chicago (the “Skyway Plant”) with Holcim (US) Inc. (“Holcim”) and an affiliate of Holcim (the “Skyway Acquisition”).  Among other applications, GGBFS is used in conjunction with Portland cement to make durable concrete structures.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) to be paid by us in the Skyway Acquisition is approximately $30.0 million in cash, subject to customary post-closing adjustments. We expect to fund the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow.  We will assume certain liabilities, including contractual obligations, related to the Skyway Plant.  The Skyway Acquisition is conditioned on the closing of the Lafarge S.A.-Holcim Ltd. merger and is expected to close during our fiscal 2016 second quarter.

(C) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2015	2014
	(dollars in thousands)
Land and Quarries	$345,991	$171,987
Plants	1,378,497	1,357,594
Buildings, Machinery and Equipment	151,627	111,263
Construction in Progress	86,100	20,131
	1,962,215	1,660,975
Accumulated Depreciation	(740,396)	(676,924)
	$1,221,819	$984,051

(D) Accrued Expenses

Accrued expenses at March 31, 2015 and 2014 consist of the following:

	March 31,
	2015	2014
	(dollars in thousands)
Payroll and Incentive Compensation	$19,082	$12,855
Benefits	9,951	10,158
Interest	4,524	4,813
Property Taxes	3,189	2,801
Power and Fuel	1,619	2,132
Legal	1,673	1,831
Sales and Use Tax	523	658
Acquisition Related Expenses	1,355	—
Other	4,914	6,272
	$46,830	$41,520

(E) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Bank Credit Facility	$330,000	$189,000
Senior Notes	182,759	192,259
Total Debt	512,759	381,259
Less: Current Portion of Long-term Debt	(57,045)	(9,500)
Long-term Debt	$455,714	$371,759

The weighted-average interest rate of Senior Notes was 5.81% for each of the fiscal 2015, 2014 and 2013. The average interest rate of the Senior Notes was 5.80% and 5.81% at March 31, 2015 and 2014, respectively.

The weighted-average interest rate of bank debt borrowings during fiscal 2015, 2014 and 2013 was 1.5%, 1.9% and 2.0%, respectively. The interest rate on the bank debt was 1.6% and 1.5% at March 31, 2015 and 2014, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2016	$57,045
2017	8,000
2018	81,214
2019	—
2020	366,500
Thereafter	—
Total	$512,759

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200.0 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). Following these repurchases, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$57.0 million	November 15, 2015	5.38%
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for each tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the respective tranche.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200.0 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. Since entering into the 2007 Note Purchase Agreement, we have repurchased $122.0 million in principal of the Series 2007A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During October 2014, Tranche A of the Series 2007A Senior Notes matured and we retired the remaining $9.5 million in notes from this Tranche. Following these repurchases and maturation, the amounts outstanding for each of the four tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2015 and throughout the fiscal year.

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

Bank Debt -

Our unsecured Credit Facility was amended and restated on October 30, 2014 (the “Amended Credit Facility”). The Amended Credit Facility increased available borrowings from $400.0 million to $500.0 million and extended the term from December 15, 2015 to October 30, 2019. Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $330.0 million of borrowings outstanding at March 31, 2015. Based on our Leverage Ratio, we had $160.8 million of available borrowings, net of the outstanding letters of credit, at March 31, 2015.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2015, we had $9.2 million of letters of credit outstanding.

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

(F) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2015 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$58,206
Series 2005A Tranche C	60,911
Series 2007A Tranche B	8,434
Series 2007A Tranche C	25,952
Series 2007A Tranche D	40,777

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at March 31, 2015 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at March 31, 2015.

(G) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. During the quarter ended June 30, 2014, we changed our segment presentation to reflect Oil and Gas Proppants, which had been included in Concrete and Aggregates, as a reportable segment.  We have adjusted the prior segment presentation to reflect this change for comparative purposes.

We operate in five business segments: Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel) and sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials, and basic materials used for oil and natural gas extraction.  Our construction productions are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement.

We operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations, two frac sand processing facilities, three frac sand drying facilities and four frac sand trans-load locations. In addition to the four trans-load locations in operation at March 31, 1015, we opened a trans-load location during the first quarter of fiscal 2016 in Kenedy, Texas, and we expect to open a second trans-load location in Fowlerton, Texas during the second quarter of fiscal 2016. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposits across the United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Revenues -
Cement	$488,644	$438,224	$304,125
Gypsum Wallboard	437,514	387,016	306,529
Paperboard	142,690	130,178	121,930
Oil and Gas Proppants	81,381	19,557	—
Concrete and Aggregates	107,892	96,908	56,287
	1,258,121	1,071,883	788,871
Less: Intersegment Revenues	(65,533)	(62,094)	(49,987)
Less: Joint Venture Revenues	(126,220)	(111,393)	(96,322)
	$1,066,368	$898,396	$642,562

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Intersegment Revenues -
Cement	$9,598	$8,952	$2,850
Paperboard	55,060	52,119	46,393
Concrete and Aggregates	875	1,023	744
	$65,533	$62,094	$49,987
Cement Sales Volumes (M tons) -
Wholly-Owned	3,744	3,580	2,390
Joint Venture	1,055	1,013	913
	4,799	4,593	3,303

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Operating Earnings -
Cement	$117,527	$89,486	$46,228
Gypsum Wallboard	145,871	114,852	69,712
Paperboard	31,512	23,610	25,200
Oil and Gas Proppants	(2,546)	(4,890)	(1,253)
Concrete and Aggregates	6,736	212	(5,388)
Other, net	3,201	1,368	21
Sub-Total	302,301	224,638	134,520
Corporate General and Administrative	(30,751)	(24,552)	(23,918)
Acquisition, Litigation and Other Expense	(6,880)	—	(10,683)
Earnings Before Interest and Income Taxes	264,670	200,086	99,919
Interest Expense, net	(11,743)	(18,282)	(15,823)
Earnings Before Income Taxes	$252,927	$181,804	$84,096
Cement Operating Earnings -
Wholly-Owned	$72,560	$51,675	$13,721
Joint Ventures	44,967	37,811	32,507
	$117,527	$89,486	$46,228
Capital Expenditures -
Cement	$27,086	$12,226	$15,583
Gypsum Wallboard	7,129	4,825	2,682
Paperboard	1,888	3,354	804
Oil and Gas Proppants	61,484	34,264	—
Concrete and Aggregates	13,851	4,572	33,932
Other, net	135	249	10
	$111,573	$59,490	$53,011
Depreciation , Depletion and Amortization -
Cement	$31,839	$31,829	$20,658
Gypsum Wallboard	20,092	20,981	21,045
Paperboard	8,251	8,716	8,824
Oil and Gas Proppants	8,839	1,707	—
Concrete and Aggregates	5,533	5,205	5,212
Corporate and Other	1,745	1,583	1,111
	$76,299	$70,021	$56,850

	As of March 31,
	2015	2014	2013
	(dollars in thousands)
Identifiable Assets
Cement	$777,956	$762,578	$756,158
Gypsum Wallboard	403,279	412,566	425,866
Paperboard	123,519	125,045	129,226
Oil and Gas Proppants	455,572	92,199	48,929
Concrete and Aggregates	96,610	87,364	87,054
Other, net	25,655	31,777	29,000
	$1,882,591	$1,511,529	$1,476,233

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

The segment breakdown of goodwill at March 31, 2015 and 2014 is as follows:

	For the Years Ended March 31,
	2015	2014
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$132,515	$132,515

(H) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$62,424	$49,604	$19,108
State	(2,155)	2,211	1,089
	60,269	51,815	20,197
Deferred Provision (Benefit) -
Federal	(962)	7,691	5,173
State	6,767	(1,945)	982
	5,805	5,746	6,155
Provision for Income Taxes	$66,074	$57,561	$26,352

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Earnings Before Income Taxes	$252,927	$181,804	$84,096
Income Taxes at Statutory Rate	$88,524	$63,631	$29,434
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	4,582	173	1,346
Statutory Depletion in Excess of Cost	(4,367)	(3,512)	(3,110)
Domestic Production Activities Deduction	(6,853)	(3,453)	(1,895)
Meals and Entertainment Disallowance	647	503	337
Penalties on Uncertain Tax Positions	—	213	215
IRS Settlement	(16,559)	—	—
Other	100	6	25
Provision for Income Taxes	$66,074	$57,561	$26,352
Effective Tax Rate	26%	32%	31%

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$2,259	$6,875	$7,038
Bad Debts	(142)	(224)	(73)
Uniform Capitalization	1,296	(1,127)	(14)
Accrual Changes	(611)	(1,075)	(1,169)
Uncertain Tax Position Accruals	—	213	173
Prepaid Insurance	(331)	424	—
State Income Taxes, net	6,060	(1,319)	1,130
Long-term Incentive Compensation Plans	(1,792)	(373)	1,293
Other	(934)	1,033	(1,093)
	$5,805	$5,746	$6,155

Components of deferred income taxes are as follows:

	March 31,
	2015	2014
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(153,045)	$(144,519)
Depletion	(18,374)	(100)
Repair Parts	(3,376)	(4,545)
State Income Taxes, net	(13,708)	(7,648)
Other	(5,359)	(9,125)
Total Deferred Tax Liabilities	$(193,862)	$(165,937)
Items Giving Rise to Deferred Tax Assets -
Accrual Changes	$10,557	$9,946
Bad Debts	2,264	2,122
Uniform Capitalization	835	2,131
Deferred Revenue	4,382	—
Long-term Incentive Compensation Plan	8,318	6,526
Other	7,118	—
Total Deferred Tax Assets	$33,474	$20,725

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2015	2014
	(dollars in thousands)
Prepaid and Other Assets	$2,265	$561
Deferred Income Taxes	$(162,653)	$(145,773)

Uncertain tax position –

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

Reconciliation of the consolidated liability for gross unrecognized tax benefits, excluding interest, from April 1, 2012 to March 31, 2015, is as follows:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Balance at Beginning of Year	$24,802	$24,589	$25,890
Increase related to prior tax positions	—	213	215
Decrease related to prior tax positions	(24,802)	—	(1,516)
Payments	—	—	—
	$—	$24,802	$24,589

We recognize penalties associated with uncertain tax positions as part of the tax provision, while interest associated with uncertain tax positions is included in interest expense. The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Accrued interest recognized	$(3,847)	$641	$409
Accrued penalties recognized	$(6,475)	$213	$173

There was no accrued interest or penalties related to our uncertain tax position during the fiscal year ended March 31, 2015.  Accrued interest and penalties related to our uncertain tax positions totaled $4.4 million and $3.2 million, respectively, at March 31, 2014.

In May 2011, we filed a lawsuit against the Internal Revenue Service (“IRS”) in Federal District Court to recover all of the amounts paid to the IRS with respect to our uncertain tax position for 2001 to 2006. In September 2014 we reached a tentative agreement with the IRS to settle this case, and that agreement was approved by the U.S. Department of Justice in January 2015.  Under the terms of the settlement agreement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date.  The impact from the settlement agreement was approximately $17 million, including state benefits, which was recorded as a reduction of income tax expense during the fourth quarter of fiscal 2015.  The related interest refund of approximately $4.4 million was also recorded during the fourth quarter of fiscal 2015.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2015, we had contingent liabilities under these outstanding letters of credit of approximately $9.2 million.

We are currently contingently liable for performance under $14.8 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. NCC met with the EPA in December 2010, September 2012 and May 2014 to present its defenses and to discuss a resolution of the alleged violations. The EPA and NCC remain in discussions regarding the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America, Temple Inland Inc. (“TIN”) and PABCO Building Products LLC. On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On March 16, 2015, the court entered orders preliminarily approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims. Defendants’ motions for summary judgement were filed in the first quarter of fiscal 2016.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2015. The contracts are for approximately 25% of our anticipated natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2015, 2014 and 2013 totaled $5.9 million, $3.2 million and $1.6 million, respectively. Minimum annual rental commitments as of March 31, 2015, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2016	$11,043
2017	$9,834
2018	$7,610
2019	$6,544
2020	$4,171
Thereafter	$13,758

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

Long-Term Compensation Plans –

Options. In June 2014, the Compensation Committee of the Board of Directors approved an incentive equity award of an aggregate of 193,636 stock options pursuant to the Plan to certain officers and key employees (the “Fiscal 2015 Employee Stock Option Grant”) that will be earned if our ten year return on equity is at least 15% at March 31, 2015.  If this criterion is not met, all of the stock options will be forfeited.  If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals.  The performance criterion was met at March 31, 2015; therefore, all stock options were earned. The stock options will vest ratably over a three year period. The first third of the stock options vested on the determination date, with the remaining stock options vesting on March 31, 2016 and 2017.  The stock options have a term of ten years from the date of grant. In August 2014, we granted 18,515 stock options to members of the Board of Directors (the “Fiscal 2015 Board of Directors Grant”). Stock options granted under the Fiscal 2015 Board of Directors Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2015 Employee Stock Option Grant and Fiscal 2015 Board of Directors Grant were valued at the grant date using the Black-Scholes option pricing model.

All stock options issued during fiscal 2015 and 2014 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2015 and 2014 are as follows:

	2015	2014
Dividend Yield	2.0%	2.0%
Expected Volatility	44.8%	44.6%
Risk Free Interest Rate	1.86%	2.04%
Expected Life	6.0 years	7.0 years

Stock option expense for all outstanding stock option awards was approximately $6.2 million, $5.3 million and $4.0 million, for the years ended March 31, 2015, 2014 and 2013, respectively. At March 31, 2015, there was approximately $11.4 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 3.3 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	2,788,999	$41.83	3,022,592	$37.83	3,241,322	$36.11
Granted	297,151	$86.41	256,989	$68.00	569,679	$34.64
Exercised	(151,085)	$32.38	(485,582)	$29.72	(746,131)	$27.64
Cancelled	(1,269,500)	$47.43	(5,000)	$53.22	(42,278)	$42.21
Outstanding Options at End of Year	1,665,565	$46.37	2,788,999	$41.83	3,022,592	$37.83
Options Exercisable at End of Year	1,035,166		818,215		986,187
Weighted Average Fair Value of Options Granted during the Year		$32.31		$26.35		$13.28

The following table summarizes information about stock options outstanding at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $30.74	592,210	4.19	$26.50	589,210	$26.48
$33.08 - $40.78	487,968	6.91	$33.95	308,352	$34.00
$53.22 - $74.10	283,236	7.82	$66.58	118,089	$66.59
$79.90 - $93.56	302,151	9.31	$86.42	19,515	$91.71
	1,665,565	6.54	$46.37	1,035,166	$34.52

At March 31, 2015, the aggregate intrinsic value for outstanding and exercisable options was approximately $61.9 million and $50.8 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2015 was approximately $9.6 million.

Restricted Stock Units. Expense related to RSUs was approximately $1.6 million in the fiscal year ended March 31, 2013. There was no expense related to RSUs for the fiscal years ended March 31, 2015 and 2014. At March 31, 2015, there were approximately 20,000 unvested RSUs, with approximately $0.1 million of unearned compensation, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.0 year.

Restricted Stock. In June 2014, the Compensation Committee approved the granting of an aggregate of 80,416 shares of restricted stock to certain officers and key employees (the “Fiscal 2015 Employee Restricted Stock Award”) that will be earned if our ten year return on equity is at least 15% at March 31, 2015. If this criterion is not met, all of the shares will be forfeited. If the criterion is met, the award may be reduced by the Compensation Committee based on individual performance goals. The performance criterion was met at March 31, 2015; therefore, all shares were earned. Restriction on the shares will lapse ratably over five years. The first fifth lapsed on May 8, 2015, and the remaining restrictions lapsing on March 31, 2016 through 2019. The value of the Fiscal 2015 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period. In August 2014, we granted 7,457 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2014 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2015 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with the Company’s director retirement policy.

Expense related to restricted shares was $6.7 million, $4.8 million and $3.4 million in fiscal years ended March 31, 2015, 2014 and 2013, respectively. At March 31, 2015, there were approximately 500,000 shares with remaining restrictions for which $17.0 million of unearned compensation, net of estimated forfeitures, will be recognized over a weighted-average period of 2.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,907,503 at March 31, 2015. Of the available shares, up to 1,491,297 can be used for future restricted stock and restricted stock unit grants.

(K) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Interest Income	$(6)	$(5)	$(53)
Interest Expense	14,768	16,751	14,769
Interest Expense (Income) – IRS	(3,847)	641	409
Other Expenses	828	895	698
Interest Expense, net	$11,743	$18,282	$15,823

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense (income) – IRS relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. As noted in Footnote (H) of the Notes to Consolidated Financial Statements, our settlement with the IRS was finalized.  As a result of the settlement, we received approximately $4.4 million of interest related to penalties paid to the IRS related to the Republic Asset Acquisition.

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2015 and a statement of the funded status as of March 31, 2015 and 2014:

	For the Years Ended March 31,
	2015	2014
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$29,892	$29,586
Service Cost - Benefits Earned During the Period	874	1,129
Interest Cost on Projected Benefit Obligation	1,278	1,222
Amendments	805	-
Actuarial (Gain) Loss	9,823	(1,237)
Benefits Paid	(881)	(808)
Benefit Obligation at March 31,	$41,791	$29,892
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$21,189	$18,693
Actual Return on Plan Assets	937	1,735
Employer Contributions	810	1,569
Benefits Paid	(881)	(808)
Fair Value of Plans at March 31,	22,055	21,189
Funded Status -
Unfunded Status at March 31,	$(19,736)	$(8,703)
Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(19,736)	$(8,703)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	18,376	8,419
Prior Service Cost	809	15
Accumulated Other Comprehensive Losses	$19,185	$8,434
Tax impact	(7,118)	(2,952)
Accumulated Other Comprehensive Losses, net of tax	$12,067	$5,482

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2015	2014
	(dollars in thousands)
Projected Benefit Obligation	$41,791	$29,892
Accumulated Benefit Obligation	$41,790	$29,827
Fair Value of Plan Assets	$22,055	$21,189

Net periodic pension cost for the fiscal years ended March 31, 2015, 2014 and 2013, included the following components:

	For the Years Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$874	$1,129	$785
Interest Cost of Projected Benefit Obligation	1,278	1,222	1,222
Expected Return on Plan Assets	(1,680)	(1,506)	(1,371)
Recognized Net Actuarial Loss	609	921	980
Amortization of Prior-Service Cost	11	11	21
Net Periodic Pension Cost	$1,092	$1,777	$1,637

We amended one of our pension plans during March 2015, which increased our prior service cost by approximately $0.8 million.  This amount is included in other comprehensive income and will be recognized in our statement of earnings as pension expense over the next three fiscal years.

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (in thousands):

Fiscal Years	Total
2016	$1,115
2017	$1,167
2018	$1,219
2019	$1,302
2020	$1,389
2021-2025	$8,908

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2015	2014	2013
Net Periodic Benefit Costs -
Discount Rate	4.41%	4.20%	4.56%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2015	2014
Benefit Obligations -
Discount Rate	3.70%	4.41%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2015 and 2014 and the range of target allocation are as follows:

	Range of Target Allocation	Percentage of Plan Assets at March 31,

		2015	2014
Asset Category -
Equity Securities	40 – 60%	61%	65%
Debt Securities	35 – 60%	36%	30%
Other	0 – 5%	3%	5%
Total		100%	100%

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

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2015 and 2014 were as follows:

	March 31,
	2015	2014
	(dollars in thousands)
Equity Securities	$13,510	$13,973
Fixed Income Securities	7,985	6,526
Real Estate Funds	133	130
Commodity Linked Funds	124	170
Cash Equivalents	303	390
Total	$22,055	$21,189

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A).

The fair values by category of inputs as of March 31, 2015 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$13,510	$—	$13,510
Fixed Income Securities	—	7,985	—	7,985
Real Estate Funds	—	133	—	133
Commodity Linked Funds	—	124	—	124
Cash Equivalents	303	—	—	303
	$303	$21,752	$—	$22,055

The fair values by category of inputs as of March 31, 2014 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$13,973	$—	$13,973
Fixed Income Securities	—	6,526	—	6,526
Real Estate Funds	—	130	—	130
Commodity Linked Funds	—	170	—	170
Cash Equivalents	390	—	—	390
	$390	$20,799	$—	$21,189

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute a certain percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in any Company contributions over a six year period for salaried employees and a three year period for hourly employees. Costs relating to the employer discretionary contributions for our contribution plan totaled $5.3 million, $4.5 million and $3.3 million in fiscal years 2015, 2014 and 2013, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans included the seller’s 401(k) plan which included employer matching percentages for hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $0.2 million, $0.2 million and $0.1 million for these employees during fiscal years 2015, 2014 and 2013, respectively.

Approximately sixty of our employees belong to five different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire between June 2015 and March 2017. Our expense related to these plans was approximately $1.0 million, $1.0 million and $0.2 million during fiscal years 2015, 2014 and 2013, respectively. We anticipate the total expense in fiscal 2016 related to these plans will be approximately $1.0 million.

(M) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2015	2014
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$266,251	$227,044
Gross Profit	56,401	46,604
Earnings Before Income Taxes	55,786	44,516
Net Earnings	37,710	30,101
Diluted Earnings Per Share	$0.75	$0.60
Second Quarter -
Revenues	$284,808	$252,646
Gross Profit	75,061	59,479
Earnings Before Income Taxes	74,577	58,688
Net Earnings	50,319	39,903
Diluted Earnings Per Share	$1.00	$0.80
Third Quarter -
Revenues	$291,529	$228,812
Gross Profit	79,149	49,848
Earnings Before Income Taxes	77,866	48,833
Net Earnings	52,030	31,621
Diluted Earnings Per Share	$1.03	$0.63
Fourth Quarter -
Revenues	$223,780	$189,894
Gross Profit	43,522	29,528
Earnings Before Income Taxes	44,698	29,767
Net Earnings	46,794	22,618
Diluted Earnings Per Share	$0.93	$0.45

The fourth quarter of fiscal 2015 was favorably impacted by the settlement agreement with the IRS.  As a result of the settlement agreement, we recorded an income tax benefit of approximately $17 million, including state benefits.  The related interest of approximately $4.4 million was also recorded during the fourth quarter of fiscal 2015.  The fourth quarter of fiscal 2015 was adversely impacted by certain acquisition related expenses primarily due to diligence efforts at growing our construction products business and litigation costs related to the settlement of our lawsuit with the IRS.  The total impact of these expenses was approximately $4.1 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and Subsidiaries at March 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Materials Inc. and Subsidiaries internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 22, 2015

Texas Lehigh Cement Company LP

Statements of Earnings

(dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Net sales	$253,375	$207,784	$181,943
Cost of goods sold	158,878	131,668	114,437
Gross margin	94,497	76,116	67,506
Selling, general, and administrative expenses	4,369	4,210	4,249
Operating income	90,128	71,906	63,257
Interest and other (expense) income	(98)	639	240
Equity in earnings of joint venture	1	1	1
Texas margin tax	(823)	(710)	(622)
Net income	$89,208	$71,836	$62,876

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Comprehensive Earnings

(dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Net Income	$89,208	$71,836	$62,876
Net actuarial (gains) losses of defined benefit plans:
Unrealized (gain) loss during the period	(1,820)	1,420	(792)
Amortization of net actuarial loss	150	348	326
Comprehensive income	$87,538	$73,604	$62,410

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

(dollars in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$698	$296
Receivables:
Accounts and notes receivable, net of allowance for doubtful accounts and discounts of $1,492 and $1,460	38,986	30,214
Inventories:
Cement	3,544	4,007
Raw materials and materials-in-process	8,126	6,364
Parts and supplies	15,730	14,993
Total inventories	27,400	25,364
Prepaid assets	1,128	1,158
Total current assets	68,212	57,032
Property, plant and equipment:
Land, including quarry	3,752	3,752
Cement plant	122,566	122,773
Mobile equipment and other	5,743	5,515
Furniture and fixtures	709	416
Construction-in-progress	2,515	1,085
Total property, plant and equipment	135,285	133,541
Less accumulated depreciation and depletion	(110,850)	(109,558)
Property, plant and equipment, net	24,435	23,983
Investment in joint venture	18,795	18,794
Total assets	$111,442	$99,809
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$10,699	$11,177
Accrued liabilities	5,358	4,953
Due to affiliates	208	221
Current liabilities	16,265	16,351
Pension and other long term liabilities	4,697	3,266
Commitments and contingencies	—	—
Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	90	80
Lehigh Portland Holdings, LLC	90	80
Limited Partners’ Capital:
TLCC LP LLC	45,150	40,016
Lehigh Portland Investments, LLC	45,150	40,016
Total partners’ capital	90,480	80,192
Total liabilities and partners’ capital	$111,442	$99,809

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

(dollars in thousands)

	General Partners’ Capital		Limited Partners’ Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
Balance at December 31, 2011	$72	$72	$35,767	$35,767	$71,678
Net income for the year	63	63	31,375	31,375	62,876
Other comprehensive gain	(1)	(1)	(232)	(232)	(466)
Distribution of earnings	(55)	(55)	(27,195)	(27,195)	(54,500)
Balance at December 31, 2012	$79	$79	$39,715	$39,715	$79,588
Net income for the year	72	72	35,846	35,846	71,836
Other comprehensive loss	2	2	882	882	1,768
Distribution of earnings	(73)	(73)	(36,427)	(36,427)	(73,000)
Balance at December 31, 2013	$80	$80	$40,016	$40,016	$80,192
Net income for the year	89	89	44,515	44,515	89,208
Other comprehensive gain	(2)	(2)	(833)	(833)	(1,670)
Distribution of earnings	(77)	(77)	(38,548)	(38,548)	(77,250)
Balance at December 31, 2014	$90	$90	$45,150	$45,150	$90,480

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows

(dollars in thousands)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,208	$71,836	$62,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	2,458	3,306	3,782
Gain on sales of equipment	(15)	(5)	(11)
Equity in earnings of unconsolidated joint venture	(1)	(1)	(1)
Changes in assets and liabilities:
Trade accounts receivable	(8,772)	(5,014)	(2,450)
Notes receivable	—	661	(502)
Inventories	(2,036)	(538)	(5,302)
Prepaid assets	30	(56)	(159)
Accounts payable	(478)	2,753	(260)
Accrued liabilities and due to affiliates	153	1,041	346
Net cash provided by operating activities	80,547	73,983	58,319
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(2,910)	(2,500)	(4,684)
Distributions from joint venture	—	—	—
Proceeds from sale of equipment	15	5	11
Net cash used in investing activities	(2,895)	(2,495)	(4,673)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(77,250)	(73,000)	(54,500)
Net cash used in financing activities	(77,250)	(73,000)	(54,500)
Net increase (decrease) in cash and cash equivalents	402	(1,512)	(854)
Cash and cash equivalents at beginning of year	296	1,808	2,662
Cash and cash equivalents at end of year	$698	$296	$1,808

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

We evaluated all events or transactions that occurred after December 31, 2014 up through May 22, 2015, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

(B) Significant Accounting Policies

Cash and Cash Equivalents-

Cash and cash equivalents include investments with original maturities of three months or less. The carrying amount approximates fair value due to the short maturity of those investments.

Inventories-

Inventories are valued at the lower of average cost or market. Cement and materials-in-process include materials, labor, and manufacturing overhead.

Concentration of Risk -

One customer accounted for 16.3%, 15.9% and 20.9% of cement sales for 2014, 2013 and 2012, respectively, and 16.7% and 9.7% of accounts receivable at December 31, 2014 and 2013, respectively.

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

interest and other income on the statement of earnings. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2014 and 2013, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Freight costs of $21.7 million, $17.4 million and $18.8 million were included in cost of goods sold in 2014, 2013 and 2012, respectively.

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

Comprehensive Earnings -

As of December 31, 2014, Texas Lehigh has an accumulated comprehensive loss of $3.9 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported as a component of partners’ capital.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Fair Value Measures-

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

Reclassifications-

Certain reclassifications have been made in the prior periods to conform to the current period presentation.

(C) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were $81.5 million, $54.0 million and $33.3 million, and cost of sales were $67.2 million, $44.6 million and $28.2 million for 2014, 2013 and 2012, respectively.

(D) Accrued Liabilities

Accrued liabilities at December 31, 2014 and 2013 consist of the following:

	Year ended December 31,
	2014	2013
Payroll and incentive compensation	$1,759	$1,615
Benefits and insurance	544	542
Property taxes	2,055	1,951
Other	1,000	845
	$5,358	$4,953

(E) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, requires accrual or disclosure at December 31, 2014.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Texas Lehigh has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for the years ended December 31, 2014 and 2013 totaled $1.9 million and $1.8 million, respectively. Minimum annual rental commitments as of December 31, 2014, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2015	$1,531
2016	$1,533
2017	$1,743
2018	$1,640
2019	$1,449
Thereafter	$1,119

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

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

The following table provides a reconciliation of the defined benefit pension plan obligation and fair value of plan assets over the two-year period ended December 31, 2014 and a statement of the funded status as of December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Reconciliation of Benefit Obligations:
Benefit obligation at January 1	$7,725	$8,363
Service cost	213	267
Interest cost on projected benefit obligation	359	328
Actuarial (gain) loss	1,645	(1,126)
Benefits paid	(116)	(107)
Benefit obligation at December 31	9,826	7,725
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	5,980	5,153
Actual return on plan assets	267	687
Employer contributions	377	247
Benefits paid	(116)	(107)
Fair value of plan assets at December 31	$6,508	$5,980
Unfunded status at December 31	$(3,318)	$(1,745)

	December 31,
	2014	2013
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(3,318)	$(1,745)
Accumulated Other Comprehensive Income:
Net Actuarial Loss	$3,853	$2,163
Prior Service Cost	—	—
Net Accumulated Other Comprehensive Income	$3,853	$2,163

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2014	2013
Projected Benefit Obligation	$9,826	$7,725
Accumulated Benefit Obligation	$9,822	$7,722
Fair Value of Plan Assets	$6,508	$5,980

Net periodic pension cost for the fiscal years ended December 31, 2014, 2013 and 2012 included the following components:

	Year ended December 31,
	2014	2013	2012
Service cost – benefits earned during the period	$213	$267	$237
Interest cost of projected benefit obligation	359	328	278
Expected return on plan assets	(462)	(391)	(337)
Recognized net actuarial loss	150	342	306
Amortization of prior-service cost	—	4	22
Net periodic pension cost	$260	$550	$506

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2015	$196
2016	214
2017	225
2018	234
2019	250
2020 – 2024	$2,080

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2014	2013	2012
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	3.93%	4.75%	4.00%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.75%	4.00%	4.00%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%
Compensation increase rate	4.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at year-end 2014 and 2013 and the range of target follows:

	Range of Target	Percentage of Plan Assets at Year-End
	Allocation	2014	2013
Asset category:
Equity securities	40-60%	54%	52%
Debt securities	35-60%	43%	45%
Other	0-5%	3%	3%
Total		100%	100%

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

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

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

Based on current actuarial estimates, Texas Lehigh does not anticipate making a contribution to the pension plan during 2015.

The fair values of our defined benefit plans consolidated assets by category as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Equity Securities	$3,540	$3,095
Fixed Income Securities	2,808	2,718
Cash Equivalents	162	167
Total	$6,510	$5,980

The fair values of our defined benefit plans consolidated assets were determined using the fair value hierarchy of inputs described in Note A. The fair values by category of inputs were as follows:

December 31, 2014
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$3,540	$—	$3,540
Fixed Income Securities (a)	—	2,808	—	2,808
Cash Equivalents (a)	—	162	—	162
	$—	$6,510	$—	$6,510

December 31, 2013
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$3,095	$—	$3,095
Fixed Income Securities (a)	—	2,718	—	2,718
Cash Equivalents (a)	—	167	—	167
	$—	$5,980	$—	$5,980
(a)	These funds are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $0.6 million, $0.6 million, and $0.6 million in 2014, 2013 and 2012, respectively.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

(G) Related-Party Transactions

Texas Lehigh had sales to affiliates of $34.4 million, $29.7 million and $20.6 million in 2014, 2013 and 2012, respectively, of which $6.5 million and $5.5 million is included in trade accounts receivable at December 31, 2014 and 2013. Texas Lehigh purchased $1.4 million, $1.0 million and $0.7 million of cement from Lehigh in 2014, 2013 and 2012, respectively, and also purchased $33.1 million, $24.1 million and $14.9 million of cement from HCC in 2014, 2013 and 2012, respectively. Texas Lehigh accrued $2.8 million and $2.2 million for purchased cement received from these affiliates but not paid for at December 31, 2014 and 2013, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $2.6 million, $2.4 million and $2.5 million during 2014, 2013 and 2012. At both December 31, 2014 and 2013, Texas Lehigh had accrued liabilities of $0.3 million for the reimbursement of expenses paid by EXP.

Report of Independent AUDITORS

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying financial statements of Texas Lehigh Cement Company LP, which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of earnings, comprehensive earnings, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 22, 2015

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We acquired CRS Proppants (the “CRS Acquisition”) on November 14, 2014. We excluded from our evaluation the assessment of the internal controls over financial reporting of the CRS Acquisition. The results of operations of the CRS Acquisition since the acquisition date are included in the March 31, 2015 consolidated financial statements of Eagle and constituted approximately 17 percent of total assets as of March 31, 2015, and approximately 3 percent of revenue for the year then ended. See Footnote (B) to the Consolidated Financial Statements included elsewhere in this annual report for a discussion of this acquisition. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2015. The effectiveness of our internal control over financial reporting as of March 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Eagle Materials Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the CRS Proppants business, which is included in the March 31, 2015 consolidated financial statements of Eagle Materials Inc. and Subsidiaries and constituted 17 percent of total assets as of March 15, 2015 and 3 percent of revenues for the period then ended. Our audit of internal control over financial reporting of Eagle Materials Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of the CRS Proppants business.

In our opinion, Eagle Materials Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2015 and our report dated May 22, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 22, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 6, 2015 Annual Meeting of Stockholders (the “2015 EXP Proxy Statement”):

Items	Caption in the 2015 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

See Item 10 above.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2015. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders	2013	1,665,565	$46.37	4,879,071
Equity compensation plans not approved by stockholders		—	—	—
		1,665,565	$46.37	4,879,071
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this Report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(2)Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

(3)Exhibits

The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 109-113 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 22, 2015	/s/ Steven R. Rowley
Steven R. Rowley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 22, 2015	/s/ Steven R. Rowley
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

May 22, 2015	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 22, 2015	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 22, 2015	/s/ F. William Barnett
F. William Barnett, Director

May 22, 2015	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 22, 2015	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 22, 2015	/s/ Robert L. Clarke
Robert L. Clarke, Director

May 22, 2015	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 22, 2015	/s/ Laurence E. Hirsch
Laurence E. Hirsch, Director

May 22, 2015	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 22, 2015	/s/ David W. Quinn
David W. Quinn, Director

May 22, 2015	/s/ Richard R. Stewart
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

2.3

Asset Purchase Agreement dated September 26, 2012, among Eagle Materials Inc., Audubon Materials LLC, Lafarge North America, Inc. and other sellers named therein, filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

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

4.1

Third Amended and Restated Credit Agreement dated as of October 30, 2014 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other Lenders party thereto, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 8-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference.

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

10.3 (a)

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein.(1)

10.3 (b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein. (1)

10.3 (c)

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 and incorporated by reference herein.(1)

10.3 (d)

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

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (o)

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

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

10.3 (s)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

10.3 (t)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 and incorporated herein by reference. (1)

10.3 (u)

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference. (1)

10.3 (v)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference. (1)

10.3 (w)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference. (1)

10.3 (x)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference. (1)

10.3 (y)

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2015 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference.(1)

10.3 (z)

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2015 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference. (1)

10.3 (aa)

Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2015 filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference. (1)

10.3 (bb)

Eagle Materials Inc. American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2015 filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 19, 2014, and incorporated herein by reference. (1)

10.3 (cc)

Eagle Materials Inc. Special Situation Program for Fiscal Year 2015 filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 19, 2014 and incorporated herein by reference. (1)

10.4

The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference. (1)

10.4 (a)

First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5

Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (the “2004 Form 10-K”) and incorporated herein by reference.

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

10.9 10.10

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference. (1)

Securities Purchase Agreement between Northern White Sand LLC and the sellers named therein, dated October 16, 2014, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference.

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