Form 10-Q
period 2015-06-30
EAGLE MATERIALS INC
filed 2015-08-04
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of July 30, 2015, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	50,383,613

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2015

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,
	2015	2014
Revenues	$284,963	$266,251
Cost of Goods Sold	223,866	209,850
Gross Profit	61,097	56,401
Equity in Earnings of Unconsolidated Joint Venture	7,830	9,800
Corporate General and Administrative Expense	(8,991)	(7,042)
Other Income	435	679
Interest Expense, Net	(4,486)	(4,052)
Earnings Before Income Taxes	55,885	55,786
Income Tax Expense	(18,123)	(18,076)
Net Earnings	$37,762	$37,710
EARNINGS PER SHARE:
Basic	$0.76	$0.76
Diluted	$0.75	$0.75
AVERAGE SHARES OUTSTANDING:
Basic	49,767,424	49,501,847
Diluted	50,450,908	50,287,452
CASH DIVIDENDS PER SHARE:	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2015	2014
Net Earnings	$37,762	$37,710
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	319	163
Tax Expense	(188)	(57)
Comprehensive Earnings	$37,893	$37,816

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$7,551	$7,514
Accounts and Notes Receivable	135,696	113,577
Inventories	234,741	235,464
Prepaid and Other Assets	10,110	10,080
Total Current Assets	388,098	366,635
Property, Plant and Equipment -	1,988,971	1,962,215
Less: Accumulated Depreciation	(759,979)	(740,396)
Property, Plant and Equipment, net	1,228,992	1,221,819
Notes Receivable	2,803	2,847
Investment in Joint Venture	49,199	47,614
Goodwill and Intangible Assets	207,047	211,167
Other Assets	32,209	32,509
	$1,908,348	$1,882,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$61,037	$77,749
Accrued Liabilities	36,373	46,830
Income Taxes Payable	11,606	2,952
Current Portion of Long-term Debt	57,045	57,045
Total Current Liabilities	166,061	184,576
Long-term Debt	466,714	455,714
Other Long-term Liabilities	68,876	69,055
Deferred Income Taxes	158,472	162,653
Total Liabilities	860,123	871,998
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,357,355 and 50,245,364 Shares, respectively	504	502
Capital in Excess of Par Value	277,026	272,441
Accumulated Other Comprehensive Losses	(11,748)	(12,067)
Retained Earnings	782,443	749,717
Total Stockholders’ Equity	1,048,225	1,010,593
	$1,908,348	$1,882,591

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$37,762	$37,710
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	24,264	17,290
Deferred Income Tax Provision	(4,369)	(3,742)
Stock Compensation Expense	4,018	2,936
Excess Tax Benefits from Share Based Payment Arrangements	(1,142)	(492)
Equity in Earnings of Unconsolidated Joint Venture	(7,830)	(9,800)
Distributions from Joint Venture	6,245	8,375
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(22,075)	(31,325)
Inventories	723	4,626
Accounts Payable and Accrued Liabilities	(26,852)	(6,263)
Other Assets	75	1,237
Income Taxes Payable	9,796	19,746
Net Cash Provided by Operating Activities	20,615	40,298
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(27,122)	(23,181)
Net Cash Used in Investing Activities	(27,122)	(23,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	11,000	(13,000)
Dividends Paid to Stockholders	(5,025)	(5,005)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,523)	(568)
Proceeds from Stock Option Exercises	950	1,023
Excess Tax Benefits from Share Based Payment Arrangements	1,142	492
Net Cash Provided by (Used in) Financing Activities	6,544	(17,058)
NET INCREASE IN CASH AND CASH EQUIVALENTS	37	59
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,514	6,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,551	$6,541

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2015 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB delayed the implementation of this standard by one year.  The standard will now be effective for us in the first quarter of fiscal 2019, with early adoption not permitted. There are two transition methods available under the new standard, either cumulative effect or retrospective. We are currently evaluating the impact of this ASU and have not yet selected a transition method.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, “Interest-Imputation of Interest” (Subtopic 830-30).  This Standard requires that discounts, premiums or debt issue costs related to borrowings be reported in the balance sheet as a direct reduction of the associated borrowing.  The standard will be effective for us in the first quarter of fiscal 2017, and earlier application is permitted for financial statements that have not been previously issued.  This impact of adopting this ASU is not expected to be material.

(B) ACQUISITIONS

CRS Acquisition

On November 14, 2014, we acquired all of the outstanding equity interest in CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand LLC and related entities (collectively “CRS Proppants”) (such acquisition, the “CRS Acquisition”).  CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a trans-load network into Texas and southwest Oklahoma.

Purchase Price: The purchase price (the “ CRS Purchase Price”) of the CRS Acquisition was approximately $236.1 million, including approximately $8.9 million of in-process capital expenditures paid as of the closing date. We funded the payment of the CRS Purchase Price at closing and expenses incurred in connection with the CRS Acquisition through borrowings under our bank credit facility, which was amended and restated on October 30, 2014.  See Footnote (L) to the Unaudited Consolidated Financial Statements for more information about the amended bank credit facility.

We previously reported the estimated CRS Purchase Price in our Form 10-K as approximately $237.2 million.  During the quarter ended June 30, 2015, we finalized the amount of working capital acquired at the closing, which resulted in a reduction in the CRS Purchase Price of approximately $1.1 million.

Recording of assets acquired and liabilities assumed: The CRS Acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We engaged a third-party to perform an appraisal valuation to support our preliminary estimate of the fair value of certain assets acquired in the CRS Acquisition.  Included in the assets acquired, and liabilities assumed, are two long-term sales agreements that included prepayments for future sales under such agreements, with such prepayments classified as liabilities.  Additionally, one of the agreements is with a customer that is currently in bankruptcy, and is not expected to fulfill its obligations under the agreement.  We have been indemnified by the former owner against any loss related to this agreement, and such indemnity has been valued at fair value and recorded as an asset at the date of the CRS Acquisition.

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

The following table summarizes the allocation of the CRS Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation (in thousands)	As of November 14, 2014
Cash and cash equivalents	$219
Accounts Receivable	14,640
Inventories	9,627
Prepaid and Other Assets	753
Property and Equipment	192,738
Intangible Assets	56,200
Indemnity under Sales Agreement	14,810
Accounts Payable and Accrued Liabilities	(6,928)
Obligations under Long-term Sales Agreements	(28,131)
Asset Retirement Obligation	(4,112)
Deferred Taxes	(13,765)
Total Net Assets	236,051
Goodwill	—
Total Estimated Purchase Price	$236,051

Intangible Assets:  The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Estimated Fair Value
Customer Relationships	4	56,000
Permits	40	200
Total Intangible Assets		$56,200

Actual and pro forma impact of the CRS Acquisition:  The following table presents the net sales and operating income of CRS Proppants that have been included in our consolidated statement of earnings from April 1, 2015 through June 30, 2015:

Three Months Ended June 30, 2015
(dollars in thousands)
Revenues	$18,769
Operating Loss	$(4,799)

Operating income shown above has been impacted by approximately $5.6 million of depreciation and amortization and approximately $0.5 million related to the impact of recording acquired inventory at fair value.

The unaudited pro forma results presented below include the effects of the CRS Acquisition as if it had been consummated as of April 1, 2014. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, material nonrecurring charges incurred by the Company directly related to the CRS Acquisition of $2.1 million have been excluded from pro forma net income for the three months ended June 30, 2014.

For the Three Months Ended June 30,
2014
(dollars in thousands)
Revenues	$278,753
Net Income	$31,199

Earnings per share – basic	$0.63
Earnings per share - diluted	$0.62

The pro forma results do not include any anticipated synergies or other expected benefits of the CRS Acquisition.   Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the CRS Acquisition been consummated as of April 1, 2014.

Skyway Acquisition

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“GGBFS”) plant in South Chicago (the “Skyway Plant”) with Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, GGBFS is used in conjunction with Portland cement to make durable concrete structures.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $30.0 million in cash, subject to customary post-closing adjustments. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow and borrowings under our bank credit facility.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.  See Note (L) in the Notes to the Unaudited Financial Statements for more information about our bank credit facility.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $6.6 million for both of the three months ended June 30, 2015 and 2014. Net payments made for federal and state income taxes during the three months ended June 30, 2015 and 2014, were $11.8 million and $0.4 million, respectively.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $7.2 million and $7.1 million at June 30, 2015 and March 31, 2015, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $3.3 million at June 30, 2015, of which approximately $0.5 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2015 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2015
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$502
Stock Option Exercises	2
Balance at End of Period	504
Capital in Excess of Par Value –
Balance at Beginning of Period	272,441
Stock Compensation Expense	4,016
Shares Redeemed to Settle Employee Taxes	(1,523)
Stock Option Exercises	2,092
Balance at End of Period	277,026
Retained Earnings –
Balance at Beginning of Period	749,717
Dividends Declared to Stockholders	(5,036)
Net Earnings	37,762
Balance at End of Period	782,443
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(12,067)
Change in Funded Status of Pension Plan, net of tax	319
Balance at End of Period	(11,748)
Total Stockholders’ Equity	$1,048,225

There were no open market share repurchases during the three months ended June 30, 2015. As of June 30, 2015, we have authorization to purchase an additional 717,300 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2015	March 31, 2015
	(dollars in thousands)
Raw Materials and Material-in-Progress	$119,645	$115,345
Finished Cement	19,892	20,508
Gypsum Wallboard	7,830	7,741
Frac Sand	5,498	4,928
Aggregates	11,141	11,131
Paperboard	7,171	8,493
Repair Parts and Supplies	58,568	62,121
Fuel and Coal	4,996	5,197
	$234,741	$235,464

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2015	March 31, 2015
	(dollars in thousands)
Payroll and Incentive Compensation	$10,703	$19,082
Benefits	10,338	9,951
Interest	2,078	4,524
Property Taxes	4,103	3,189
Power and Fuel	1,661	1,619
Sales and Use Tax	834	523
Legal	630	1,673
Other	6,026	6,269
	$36,373	$46,830

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

Long-Term Compensation Plans -

Options. In June 2015, the Compensation Committee approved an equity award of an aggregate of 268,571 stock options pursuant to the Plan to certain officers and key employees that vest ratably over a three year period (the “Fiscal 2016 Employee Stock Option Grant”).  The stock options have a term of ten years from the date of grant. The Fiscal 2016 Employee Stock Option Grant was valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2016 are as follows:

Fiscal 2016
Dividend Yield	2.0%
Expected Volatility	36.5%
Risk Free Interest Rate	1.7%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $2.0 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was approximately $16.4 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the three month period ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,665,565	$46.37
Granted	276,071	$81.59
Exercised	(36,600)	$25.94
Cancelled	—	$—
Outstanding Options at End of Period	1,905,036	$51.87
Options Exercisable at End of Period	1,224,020	$37.54
Weighted-Average Fair Value of Options Granted during the Period	$24.80

The following table summarizes information about stock options outstanding at June 30, 2015:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	558,510	4.18	$26.58	556,510	$26.57
$33.08 – $ 37.95	485,368	6.67	$33.95	462,368	$33.89
$53.22 – $ 74.10	282,936	7.58	$66.60	120,075	$66.37
$79.90 – $ 93.56	578,222	9.48	$84.11	85,067	$88.44
	1,905,036	6.93	$51.87	1,224,020	$37.54

At June 30, 2015, the aggregate intrinsic value for outstanding and exercisable options was approximately $46.6 million and $47.6 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2015 was approximately $2.1 million.

Restricted Stock. In June 2015, the Compensation Committee approved the granting of an aggregate of 93,782 shares of restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2016 Employee Restricted Stock Award”). The performance criterion for the Fiscal 2016 Employee Restricted Stock Award is based upon the achievement of certain levels of return on equity, ranging from 12.5% to 17.5%, for fiscal year ending March 31, 2016. All restricted shares will be earned if the return on equity is 17.5% or greater, and the percentage of shares earned will be reduced proportionately to approximately 75% if the return on equity is 12.5%.   If the Company does not achieve a return on equity of at least 12.5%, all awards will be forfeited.  If the criteria are met, the award may be reduced by the Compensation Committee based on individual performance goals. Following any such reduction, restrictions on the earned shares will lapse ratably over five years, with the first fifth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2017 through 2020. The value of the Fiscal 2016 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period.

Expense related to restricted shares was approximately $2.0 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was approximately $21.6 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,556,013 at June 30, 2015.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2015	2014
Weighted-Average Shares of Common Stock Outstanding	49,767,424	49,501,847
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,328,364	1,483,664
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(876,472)	(974,265)
Restricted Shares	231,592	276,206
Weighted-Average Common and Common Equivalent Shares Outstanding	50,450,908	50,287,452
Shares Excluded Due to Anti-dilution Effects	457,687	121,800

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Service Cost – Benefits Earned During the Period	$231	$236
Interest Cost of Benefit Obligations	381	315
Expected Return on Plan Assets	(430)	(414)
Recognized Net Actuarial Loss	433	155
Amortization of Prior-Service Cost	75	3
Net Periodic Pension Cost	$690	$295

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2015 was approximately 32%, which was consistent with the effective tax rate for the three months ended June 30, 2014.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2015	March 31, 2015
	(dollars in thousands)
Credit Facility	$341,000	$330,000
Senior Notes	182,759	182,759
Total Debt	523,759	512,759
Less: Current Portion of Long-term Debt	(57,045)	(57,045)
Total Debt	$466,714	$455,714

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $341.0 million of borrowings outstanding at June 30, 2015. Based on our Leverage Ratio, we had $149.6 million of available borrowings, net of the outstanding letters of credit, at June 30, 2015.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2015, we had $9.4 million of letters of credit outstanding.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2015.

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

We operate in five business segments: Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel) and sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials used with broad application as construction products, building materials, and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement.

We operate six cement plants, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, three aggregates processing plant locations, two frac sand processing facilities, three frac sand drying facilities and five frac sand trans-load locations. In addition to the five trans-load locations in operation at June 30, 2015, we expect to open a trans-load location in Fowlerton, Texas during the second quarter of fiscal 2016. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States.   During July 2015, we completed the Skyway Acquisition, which will be operated by Illinois Cement Company, and its operations will be included in the Cement segment.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2015	2014
	(dollars in thousands)
Revenues -
Cement	$128,176	$127,936
Gypsum Wallboard	115,052	112,677
Paperboard	35,318	37,479
Oil and Gas Proppants	22,825	11,180
Concrete and Aggregates	28,532	26,162
Sub-total	329,903	315,434
Less: Intersegment Revenues	(17,929)	(16,605)
Net Revenues, including Joint Venture	311,974	298,829
Less: Joint Venture	(27,011)	(32,578)
Net Revenues	$284,963	$266,251

	For the Three Months
	Ended June 30,
	2015	2014
	(dollars in thousands)
Intersegment Revenues -
Cement	$3,126	$2,360
Paperboard	14,551	14,016
Concrete and Aggregates	252	229
	$17,929	$16,605
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	991	1,007
Joint Venture	212	284
	1,203	1,291

	For the Three Months
	Ended June 30,
	2015	2014
	(dollars in thousands)
Operating Earnings -
Cement	$25,713	$20,507
Gypsum Wallboard	40,894	37,428
Paperboard	6,030	7,547
Oil and Gas Proppants	(5,636)	(637)
Concrete and Aggregates	1,926	1,356
Other, net	435	679
Sub-total	69,362	66,880
Corporate General and Administrative	(8,991)	(7,042)
Earnings Before Interest and Income Taxes	60,371	59,838
Interest Expense, net	(4,486)	(4,052)
Earnings Before Income Taxes	$55,885	$55,786
Cement Operating Earnings -
Wholly–owned Operations	$17,883	$10,707
Joint Venture	7,830	9,800
	$25,713	$20,507
Capital Expenditures -
Cement	$8,150	$8,820
Gypsum Wallboard	1,497	2,235
Paperboard	844	326
Oil and Gas Proppants	15,967	7,602
Concrete and Aggregates	664	4,130
Other	—	68
	$27,122	$23,181
Depreciation, Depletion and Amortization -
Cement	$7,866	$7,884
Gypsum Wallboard	4,786	5,098
Paperboard	2,053	2,070
Oil and Gas Proppants	7,559	569
Concrete and Aggregates	1,505	1,223
Other, net	495	446
	$24,264	$17,290

	As of
	June 30, 2015	March 31, 2015
	(dollars in thousands)
Identifiable Assets -
Cement	$798,243	$777,956
Gypsum Wallboard	400,097	403,279
Paperboard	123,310	123,519
Oil and Gas Proppants	464,089	455,572
Concrete and Aggregates	99,289	96,610
Corporate and Other	23,320	25,655
	$1,908,348	$1,882,591

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

	As of
	June 30,	March 31,
	2015	2015
	(dollars in thousands)
Cement	$8,359	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$132,515	$132,515

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At June 30, 2015, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Revenues	$54,022	$65,156
Gross Margin	$17,012	$20,457
Earnings Before Income Taxes	$15,660	$19,600

	As of
	June 30, 2015	March 31, 2015
	(dollars in thousands)
Current Assets	$70,874	$68,399
Non-Current Assets	$42,640	$42,765
Current Liabilities	$18,825	$19,723

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Interest (Income)	$(1)	$(1)
Interest Expense	4,296	3,660
Interest Expense – Income Taxes	—	174
Other Expenses	191	219
Interest Expense, net	$4,486	$4,052

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At June 30, 2015, we had contingent liabilities under these outstanding letters of credit of approximately $9.4 million.

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

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice.  We believe the investigation, although a separate proceeding, is related to the same subject matter at issue in the litigation described above and we intend to fully cooperate with government officials.  Given its preliminary nature, we are currently unable to determine the ultimate outcome of such investigation.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at June 30, 2015 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$57,764
Series 2005A Tranche C	60,605
Series 2007A Tranche B	8,368
Series 2007A Tranche C	25,781
Series 2007A Tranche D	40,377

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at June 30, 2015 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2015.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three months ended June 30, 2015 and 2014, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with board application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

On November 14, 2014, we acquired of all of the outstanding equity interests of CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand LLC, and related entities (collectively, “CRS Proppants”) (such acquisition, the “CRS Acquisition”). CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a trans-load network into Texas and southwest Oklahoma. The purchase price (the “ CRS Purchase Price”) paid by the Company for the CRS Acquisition was approximately $236.1 million in cash, including approximately $8.9 million for in-process capital expenditures paid through the closing date, and estimated working capital and other estimated closing amounts. The CRS Purchase Price was funded through borrowings under the Company’s Credit Facility. CRS Proppants was in the process of expanding its frac sand mine in New Auburn, Wisconsin at the time of purchase. This expansion was completed during the first quarter of fiscal 2016, at a cost of approximately $8.0 million.

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“GGBFS”) plant in South Chicago (the “Skyway Plant”) with Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, GGBFS is used in conjunction with Portland cement to make durable concrete structures.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $30.0 million in cash, subject to customary post-closing adjustments. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2015	2014	Change
	(In thousands except per share)
Revenues	$284,963	$266,251	7%
Cost of Goods Sold	(223,866)	(209,850)	7%
Gross Profit	61,097	56,401	8%
Equity in Earnings of Unconsolidated Joint Venture	7,830	9,800	(20%)
Corporate General and Administrative Expense	(8,991)	(7,042)	28%
Other Income	435	679	(36%)
Interest Expense, net	(4,486)	(4,052)	11%
Earnings Before Income Taxes	55,885	55,786	—
Income Tax Expense	(18,123)	(18,076)	—
Net Earnings	$37,762	$37,710	—
Diluted Earnings per Share	$0.75	$0.75	—

Revenues. Revenues were $285.0 million and $266.3 million for the three months ended June 30, 2015 and 2014, respectively. Revenues from the CRS Acquisition positively impacted revenues by approximately $18.7 million.  Net revenues from our legacy businesses were flat during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  Increased revenues from our gypsum wallboard, cement and concreate and aggregates segments were offset by decreased revenues from recycled paperboard and our legacy oil and gas proppants segment.  The increase in revenues in our gypsum wallboard, cement and concrete and aggregates segments was due primarily to increased average net sales prices, while the reduction in revenues for our recycled paperboard and legacy oil and gas proppants businesses was due primarily to reduced sales volumes. Excluding revenues from the CRS Acquisition, increased net sales prices positively impacted net revenue during the quarter ended June 30, 2015 by approximately $9.2 million, while the reduction in sales volumes negatively impacted revenues by the identical amount.

Cost of Goods Sold. Cost of goods sold was $223.9 million and $209.9 million during the three months ended June 30, 2015 and 2014, respectively. Approximately $23.4 million of cost of goods sold related to sales volumes attributable to the Acquisition. The $14.0 million increase in cost of goods sold was related primarily to an increase in volumes, which increased cost of sales by approximately $16.1 million, partially offset by a decrease in operating costs of approximately $2.1 million. The decrease in operating costs in the three months ended June 30, 2015, compared to June 30, 2014, was primarily related to our gypsum wallboard and our legacy oil and gas proppants businesses and was approximately $2.2 million and $1.0 million, respectively, partially offset by increased costs in our concrete and aggregates business of approximately $1.7 million.

Gross Profit. Gross profit was $61.1 million and $56.4 million during the three months ended June 30, 2015 and 2014, respectively. The 8% increase in gross profit was due primarily to increased average sales prices, partially offset by increased cost of goods sold related to the increased sales volumes, as noted above. The gross margin for the three months ended June 30, 2015, was 21%, which is consistent with the gross margin for the three months ended June 30, 2014.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture decreased $2.0 million, or 20%, for the three months ended June 30, 2015, compared to the similar period in 2014. The decrease is primarily due to a 25% decrease in sales volumes and an increase in operating costs, partially offset by an 11% increase in average net sales price. The decrease in sales volumes during the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014 was due primarily to above average rainfall during April and May 2015.  The impact of the decrease in sales volumes and increase in operating costs on equity in earnings of our unconsolidated joint venture during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was approximately $2.5 million and $2.2 million, respectively, partially offset by an increase in average net sales price of approximately $2.7 million. The increase in operating costs was primarily due to an increase in maintenance costs of approximately $2.0 million.

Corporate General and Administrative. Corporate general and administrative expenses increased 28% for the three months ended June 30, 2015, compared to the similar periods in 2014. The approximately $1.9 million increase in corporate general and administrative expenses for the three months ended June 30, 2015, compared to 2014, is due primarily to increased stock and long-term incentive compensation expenses. Stock and long-term incentive compensation increased approximately $1.0 million and $0.2 million, respectively, during the three months ended June 30, 2015, compared to the similar period in 2014, primarily due to the Fiscal 2016 Employee Restricted Stock Awards and increased operating earnings from most of our segments.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $0.4 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The 11% increase in interest expense, net for the three months ended June 30, 2015, compared to the similar three months in the prior fiscal year, is due primarily to the increase in interest expense from our Credit Facility, which increased approximately $0.8 million in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The increase in interest expense from our Credit Facility is due to greater outstanding balances during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, as a result of borrowings made to finance the CRS Acquisition in November 2014. Because of the borrowings to finance the CRS Acquisition, we expect interest expense to increase during fiscal 2016 compared to fiscal 2015.  Additionally, interest expense from our Senior Notes decreased $0.2 million during the three months ended June 30, 2015, compared to June 30, 2014, due to the maturity and repayment of $9.5 million during October 2014.  We also had approximately $0.2 million of interest expense during the three months ended June 30, 2014 related to an outstanding lawsuit with the IRS that was settled in January 2015.

Earnings Before Income Taxes. Earnings before income taxes were $55.9 million and $55.8 million during the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to an approximately $4.7 million increase in gross profit, partially offset by an approximate $2.0 million decrease in equity in earnings of unconsolidated joint venture, an increase in interest expense, net of approximately $0.4 million and an increase of approximately $1.9 million in corporate general and administrative expenses.

Income Taxes. Income tax expense was $18.1 million for both the three months ended June 30, 2015 and 2014, respectively. The estimated effective tax rate for fiscal 2015, compared to fiscal 2014, remained consistent at 32%.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended June 30, 2015 of approximately $37.8 million were relatively flat compared to net earnings for the quarter ended June 30, 2014 of approximately $37.7 million. Diluted earnings per share for the three months ended June 30, 2015 were $0.75, which was consistent with diluted earnings per share for the three months ended June 30, 2014.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended June 30,
	2015	2014	Percentage
	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$128,176	$127,936	—
Gypsum Wallboard	115,052	112,677	2%
Recycled Paperboard	35,318	37,479	(6%)
Oil and Gas Proppants	22,825	11,180	104%
Concrete and Aggregates	28,532	26,162	9%
Gross Revenues	329,903	315,434	5%
Less: Intersegment Revenues	(17,929)	(16,605)	8%
Less: Joint Venture Revenues	(27,011)	(32,578)	(17%)
	$284,963	$266,251	7%
Sales Volume
Cement (M Tons) (2)	1,203	1,291	(7%)
Gypsum Wallboard (MMSF)	577	569	1%
Recycled Paperboard (M Tons)	69	72	(4%)
Concrete (M Yards)	249	235	6%
Aggregates (M Tons)	667	818	(18%)
Average Net Sales Prices (3)
Cement (2)	$98.39	$90.66	9%
Gypsum Wallboard	163.46	161.74	1%
Recycled Paperboard	503.80	509.62	(1%)
Concrete	92.04	84.50	9%
Aggregates	7.94	7.40	7%
Operating Earnings
Cement (2)	$25,713	$20,507	25%
Gypsum Wallboard	40,894	37,428	9%
Recycled Paperboard	6,030	7,547	(20%)
Oil and Gas Proppants	(5,636)	(637)	(785%)
Concrete and Aggregates	1,926	1,356	42%
Other, net	435	679	(36%)
Net Operating Earnings	$69,362	$66,880	4%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $128.2 million for the three months ended June 30, 2015, which is relatively consistent with revenues of $127.9 million for the three months ended June 30, 2014. The increase in average net sales prices during the three months ended June 30, 2015, compared to the three months ended June 30, 2014 positively impacted cement revenues by approximately $9.2 million, while the decrease in sales volumes negatively impacted cement revenues by approximately $8.9 million.  The decrease in sales volumes during the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014 was primarily related to above average rainfall during April and May 2015 in our Texas, Oklahoma and Colorado markets.

Cement operating earnings increased 25% to $25.7 million from $20.5 million for the three months ended June 30, 2015 and 2014, respectively. The increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $9.2 million, partially offset by decreased sales volumes and increased operating costs of approximately $2.6 million and $1.4 million. The increase in operating costs in the three months ended June 30, 2015, compared to June 30, 2014, is primarily related to a shift in the timing of some of our annual maintenance outages, which adversely impacted operating earnings by approximately $3.0 million, partially offset by decreased energy and other raw material costs of approximately $0.5 million and $0.4 million.  Additionally, the percentage of purchased cement sold during the three months ended June 30, 2015 declined approximately 5% from purchased cement sold during June 30, 2014, which positively impacted our operating earnings by approximately $0.8 million.  The operating margin increased to 20% for the first quarter of fiscal 2016, compared to 16% for the first quarter of fiscal 2015, primarily due to increased sales prices and a reduction in the percentage of sales of lower margin purchased cement.

Gypsum Wallboard Operations. Sales revenues increased 2% to $115.1 million for the three months ended June 30, 2015, from $112.7 million for the three months ended June 30, 2014, primarily due to a 1% increase in both our average net sales price and sales volumes. The increase in our average net sales price and sales volumes positively impacted revenues by approximately $0.8 million and $1.6 million, respectively. The increase in our average net sales price was due to the implementation of our price increase in January 2015. The increased sales volumes are primarily due to increased construction activity in fiscal 2016, compared to fiscal 2015. Our market share was essentially unchanged during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Operating earnings increased to $40.9 million for the three months ended June 30, 2015, compared to $37.4 million for the three months ended June 30, 2014, primarily due to the increase in our average net sales price and sales volumes, which positively impacted operating earnings by approximately $0.8 million and $0.5 million, respectively, as well as reduced operating costs of $2.2 million. The decrease in operating costs during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily due to reduced freight, natural gas and other raw materials costs, which positively impacted operating earnings by $0.2 million, $1.6 million and $0.5 million, respectively, partially offset by increased maintenance costs of approximately $0.5 million. Our operating margin increased to 36% for the three months ended June 30, 2015, compared to 33% for the three months ended June 30, 2014 due to the increase in average net sales price and the reduction in operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues decreased 6% to $35.3 million during the three months ended June 30, 2015, compared to $37.5 million for the three months ended June 30, 2014. The decrease in revenues during the quarter ended June 30, 2015 compared to June 30, 2014, is due primarily to the 4% decrease in sales volume, which negatively impacted revenue by approximately $1.7 million, and a 1% decrease in average net sales price, which adversely impacted revenues by approximately $0.5 million .

Operating earnings decreased to $6.0 million for the first quarter of fiscal 2016, compared to $7.5 million for the first quarter of fiscal 2015. The decrease in operating earnings is primarily due to decreased sales volumes and average net sales price and increased operating costs, which negatively impacted operating earnings by approximately $0.6 million, $0.5 million and $0.4 million, respectively. The increase in operating costs is primarily related to increased maintenance costs, which negatively impacted operating earnings by approximately $1.4 million, partially offset by lower recycled fiber and natural gas costs, which positively impacted operating earnings by approximately $0.7 million and $0.3 million, respectively. The increase in operating costs was the primary reason operating margin decreased to 17% during the first quarter of fiscal 2016, compared to 20% during the first quarter of fiscal 2015.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 9% to $28.5 million for the three months ended June 30, 2015, compared to $26.2 million for the three months ended June 30, 2014. The primary reason for the increase in revenue for the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015, was the 9% and 7% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $2.3 million.  The increase in sales volumes by our concrete business was offset by lower sales volumes in our aggregates during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015.  Additionally, aggregates sales volumes in our Texas market declined 30%, as a result of above average rainfall in April and May 2015.

Operating earnings increased to approximately $2.0 million for the three months ended June 30, 2015, compared to $1.4 million for the three months ended June 30, 2014. Operating earnings were positively impacted by increased average net sales prices, which positively impacted operating earnings by approximately $2.3 million, partially offset by increased operating costs of approximately $1.7 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The increase in operating costs during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily related to purchased materials, and maintenance, which adversely impacted operating earnings by approximately $1.3 million and $0.4 million, respectively.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment increased approximately $11.6 million to $22.8 million during the three months ended June 30, 2015, compared to $11.2 million during the three months ended June 30, 2014.  Approximately $18.7 million of the increase in revenues for the three months ended June 30, 2015 was related to the CRS Acquisition, partially offset by a decline in sales volumes at our legacy facility in Corpus Christi which impacted revenues by approximately $7.5 million.

Operating loss for the three months ended June 30, 2015 was approximately $5.6 million, compared to an operating loss of approximately $0.6 million during the three months ended June 30, 2014. The increased operating loss was adversely impacted by approximately $0.5 million related to the “step-up” of inventory acquired in the CRS Acquisition and sold during the three months ended June 30, 2015, and $7.0 million of depreciation, depletion and amortization expense related to the start-up our operations and the CRS Acquisition.

GENERAL OUTLOOK

The drivers of construction products demand continue to improve incrementally, reinforcing the notion that a cyclic recovery is underway. The pace of recovery continues to hinge on the pace of growth in the U.S. economy. Our cement sales network stretches across the central U.S., both east to west and north to south. While we anticipate cement consumption to continue to increase during calendar 2015, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. We expect improvement to vary in each of our cement markets. During the first quarter of fiscal 2016, adverse weather in our Texas, Oklahoma and Colorado markets negatively impacted cement consumption in these markets.  We anticipate that some of the reduced sales volumes will be recovered during the remainder of calendar 2015.

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

We expect increased demand for gypsum wallboard to positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during fiscal 2016, compared to fiscal 2015, both in gross tons and as a percentage of total sales volumes.

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

We will continue to consider the impact reduced oil prices and rig counts have on the operating performance of our oil and gas proppants business and, if necessary, determine whether these trends indicate a potential impairment in the value of the tangible and intangible assets of this business.  If it is determined that there is a potential impairment, we will perform an impairment test to determine if any actual impairment has occurred.

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

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Unaudited Consolidated Financial Statements of the Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Net Cash Provided by Operating Activities	$20,615	$40,298
Investing Activities:
Capital Expenditures	(27,122)	(23,181)
Net Cash Used in Investing Activities	(27,122)	(23,181)
Financing Activities:
Increase (Decrease) in Long-Term Debt	11,000	(13,000)
Dividends Paid	(5,025)	(5,005)
Shares Repurchased to Settle Employee Taxes on RSUs	(1,523)	(568)
Proceeds from Stock Option Exercises	950	1,023
Excess Tax Benefits from Share Based Payment Arrangements	1,142	492
Net Cash Provided by (Used In) Financing Activities	6,544	(17,058)
Net Increase in Cash	$37	$59

Cash flows from operating activities decreased to $20.6 million during the three months ended June 30, 2015, compared to $40.3 million during the similar period in 2014. This decrease was largely attributable to decreased cash flows from changes in operating assets and liabilities.  Cash flows from operations were negatively impacted during the three months ended June 30, 2015 by increases in accounts and notes receivable and income taxes payable of approximately $22.1 million and $9.8 million, respectively, and a decrease in accounts payable and accrued liabilities of approximately $26.9 million. During the three months ended June 30, 2014, cash flows from operations were negatively impacted by increases in accounts and notes receivable, and decreased accounts payable and accrued liabilities of approximately $31.3 million and $6.3 million, respectively, partially offset by increases in income taxes payable of $19.7 million and decreased other assets and inventories of approximately $1.2 million and $4.6 million, respectively.

Working capital increased to $222.0 million at June 30, 2015, compared to $182.1 million at March 31, 2015, primarily due to the increased accounts and notes receivable and decreased accounts payable and accrued liabilities of approximately $22.1 million and $27.2 million, respectively, partially offset by increased income taxes payable of approximately $8.7 million.  The increase in accounts receivable is due primarily to the increase in revenues during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  The decrease in accounts payable and accrued liabilities is primarily due to increased accruals at year end for expected cement plant outages as well as certain construction payables related to our plant expansion in New Auburn, Wisconsin. The increase is income taxes payable during the three months ended June 30, 2015, compared to June 30, 2014, is due to our ability to use previous overpayments to offset our liability at June 30, 2014.

The increase in accounts and notes receivable at June 30, 2015, compared to March 31, 2015, is primarily due to increased sales revenue during the three months ended June 30, 2015, compared to the three months ended March 31, 2015.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were approximately 47% at June 30, 2015 and 51% at March 31, 2015. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at June 30, 2015. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at June 30, 2015.

Our inventory balance at June 30, 2015 remained consistent with our inventory balance at March 31, 2015. Within our inventory, raw materials and materials-in-progress increased approximately $4.3 million, while repair parts and supplies decreased by approximately $3.5 million.  The increase in raw materials and materials-in-progress was due primarily to poor weather in certain of our cement markets, which adversely impacted sales.  The reduction in repair parts and supplies is due to the completion of maintenance outages during the three months ended June 30, 2015. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during the three months ended June 30, 2015 was approximately $27.1 million, compared to net cash used in investing activities of approximately $23.2 million during the similar period in 2014, an increase of $3.9 million. The increase in net cash used in investing activities is primarily related to capital expenditures in our oil and gas proppants segment, offset by a decline in our concrete and aggregates segment.  We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2016, which is consistent with historic levels.

Net cash provided by financing activities was approximately $6.5 million during the three months ended June 30, 2015, compared to net cash used by financing activities of approximately $17.1 million during the similar period in 2014. This $23.6 million increase in net cash provided by financing activities is primarily due to the $30.0 million Skyway Acquisition. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 33.3% and 33.0%, respectively, at June 30, 2015, compared to 33.7% and 33.4%, respectively, at March 31, 2015.

Debt Financing Activities.

Bank Credit Facility

We have a $500.0 million revolving, including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum plus an agreed margin (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of nine months at the option of the Company.  The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio.  The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements.  The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $341.0 million of borrowings outstanding at June 30, 2015.  Based on our Leverage Ratio, we had $149.6 million of available borrowings, net of the outstanding letters of credit, at June 30, 2015.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2015, we had $9.4 million of letters of credit outstanding.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at June 30, 2015.

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

We do not have any off balance sheet debt, except for approximately $50.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At June 30, 2015, we had $9.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $14.8 million in performance bonds relating primarily to our mining operations.

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

Share Repurchases.

We did not repurchase any of our shares on the open market during the nine month period ended June 30, 2015. As of June 30, 2015, we had a remaining authorization to purchase 717,300 shares. Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors.

During the three months ended June 30, 2015, 18,391 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $5.0 million for both of the three month periods ended June 30, 2015 and 2014. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Land and Quarries	$603	$2,141
Plants	22,996	17,872
Buildings, Machinery and Equipment	3,523	3,168
Total Capital Expenditures	$27,122	$23,181

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2016. Total capital expenditures for fiscal 2016, including sustaining capital expenditures, are expected to be approximately $65.0 million to $75.0 million, including the completion of the plant expansion in New Auburn, Wisconsin. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at June 30, 2015, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $341.0 million of borrowings at June 30, 2015 would increase our interest expense by approximately $3.4 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice.  We believe the investigation, although a separate proceeding, is related to the same subject matter at issue in the litigation described above and we intend to fully cooperate with government officials.  Given its preliminary nature, we are currently unable to determine the ultimate outcome of such investigation.

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

As of June 30, 2015, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $341.0 million. As of the same date, each change in interest rates of 100 basis points would result in an approximate $3.4 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

Item 6. Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 20, 2015, and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2016 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 20, 2015, and incorporated herein by reference). (1)

10.3

Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2016 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 20, 2015, and incorporated herein by reference). (1)

10.4

American Gypsum Salaried Incentive Compensation Program for Fiscal Year 2016 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 20, 2015, and incorporated herein by reference). (1)

10.5

Eagle Materials Inc. Special Situation Program for Fiscal Year 2016 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 20, 2015, and incorporated herein by reference. (1)

10.6*	Form of Management Non-Qualified Stock Option Agreement. (1)

10.7*	Form of Management Restricted Stock Agreement. (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

August 4, 2015	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

August 4, 2015	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

August 4, 2015	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)