Form 10-Q
period 2015-09-30
EAGLE MATERIALS INC
filed 2015-10-27
CIK 918646

]\

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of October 27, 2015, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	50,046,652

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2015

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$328,988	$284,808	$613,951	$551,059
Cost of Goods Sold	284,694	209,747	508,560	419,597
Gross Profit	44,294	75,061	105,391	131,462
Equity in Earnings of Unconsolidated Joint Venture	11,680	12,051	19,510	21,851
Corporate General and Administrative	(9,364)	(7,414)	(18,355)	(14,456)
Acquisition and Litigation Expense	-	(2,103)	-	(2,103)
Other Income	572	883	1,007	1,562
Interest Expense, Net	(4,342)	(3,901)	(8,828)	(7,953)
Earnings Before Income Taxes	42,840	74,577	98,725	130,363
Income Tax Expense	(13,021)	(24,258)	(31,144)	(42,334)
Net Earnings	$29,819	$50,319	$67,581	$88,029
EARNINGS PER SHARE:
Basic	$0.60	$1.01	$1.36	$1.78
Diluted	$0.59	$1.00	$1.34	$1.75
AVERAGE SHARES OUTSTANDING:
Basic	49,828,189	49,591,495	49,797,972	49,546,916
Diluted	50,470,151	50,427,286	50,460,947	50,357,914
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Net Earnings	$29,819	$50,319	$67,581	$88,029
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	508	163	1,016	326
Tax Expense	(188)	(57)	(376)	(114)
Comprehensive Earnings	$30,139	$50,425	$68,221	$88,241

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$6,348	$7,514
Accounts and Notes Receivable	154,959	113,577
Inventories	224,667	235,464
Prepaid and Other Assets	9,026	10,080
Total Current Assets	395,000	366,635
Property, Plant and Equipment -	2,041,242	1,962,215
Less: Accumulated Depreciation	(779,010)	(740,396)
Property, Plant and Equipment, net	1,262,232	1,221,819
Notes Receivable	2,760	2,847
Investment in Joint Venture	49,883	47,614
Goodwill and Intangible Assets	177,069	211,167
Other Assets	33,306	32,509
	$1,920,250	$1,882,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$70,584	$77,749
Accrued Liabilities	50,066	46,830
Income Taxes Payable	5,108	2,952
Current Portion of Long-term Debt	57,045	57,045
Total Current Liabilities	182,803	184,576
Long-term Debt	452,714	455,714
Other Long-term Liabilities	70,425	69,055
Deferred Income Taxes	144,617	162,653
Total Liabilities	850,559	871,998
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	-	-
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 50,286,652 and 50,245,364 Shares, respectively	503	502
Capital in Excess of Par Value	273,372	272,441
Accumulated Other Comprehensive Losses	(11,428)	(12,067)
Retained Earnings	807,244	749,717
Total Stockholders’ Equity	1,069,691	1,010,593
	$1,920,250	$1,882,591

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$67,581	$88,029
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	49,034	34,864
Impairment of Intangible Assets	28,354	-
Deferred Income Tax Provision	(18,413)	(3,628)
Stock Compensation Expense	8,330	6,702
Excess Tax Benefits from Share Based Payment Arrangements	(2,494)	(3,195)
Equity in Earnings of Unconsolidated Joint Venture	(19,510)	(21,851)
Distributions from Joint Venture	17,250	19,375
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(39,379)	(29,809)
Inventories	13,188	(3,615)
Accounts Payable and Accrued Liabilities	(1,536)	16,878
Other Assets	534	2,798
Income Taxes Payable	4,650	11,103
Net Cash Provided by Operating Activities	107,589	117,651
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(55,869)	(40,039)
Acquisition Spending	(32,427)	-
Net Cash Used in Investing Activities	(88,296)	(40,039)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(3,000)	(69,000)
Dividends Paid to Stockholders	(10,061)	(10,019)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,728)	(1,299)
Purchase and Retirement of Common Stock	(10,744)	-
Proceeds from Stock Option Exercises	2,580	4,092
Excess Tax Benefits from Share Based Payment Arrangements	2,494	3,195
Net Cash Used in Financing Activities	(20,459)	(73,031)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,166)	4,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,514	6,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,348	$11,063

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2015 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB delayed the implementation of this standard by one year.  The standard will now be effective for us in the first quarter of fiscal 2019, with early adoption not permitted. There are two transition methods available under the new standard, either modified or full retrospective. We are currently evaluating the impact of this ASU and have not yet selected a transition method.

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

(B) GOODWILL AND INTANGIBLE ASSETS

Goodwill: We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At September 30, 2015, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

Intangible Assets: Intangible assets are currently being amortized over their expected lives.  During the three months ended September 30, 2015, the continued decline in oil prices during the summer of 2015 adversely impacted oil and gas drilling activity, leading to further reductions in demand and pricing for proppants.  This reduction in demand adversely impacted performance under our customer contracts, resulting in the amendment of certain of these contracts.  Based on the reduced demand for proppants and the executed and pending amendments to our customer contracts, we concluded that long-lived asset impairment indicators were present during the quarter ended September 30, 2015 for our customer contract intangible assets.  We performed a recovery test to determine if any of the customer contract intangible assets related to our oil and gas proppants business unit were impaired at September 30, 2015.  Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our oil and gas proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets.   For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated the fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (“WACC”).  The WACC was determined from relevant market comparisons, and adjusted for specific risks.  This analysis resulted in an impairment loss of approximately $28.4 million, which is included in cost of goods sold in the unaudited Consolidated Statement of Earnings for the three and six months ended September 30, 2015.

Intangible assets, including the impact of the impairment charge discussed above, consist of the following:

	Cost at September 30, 2015	Amortization for Six Months ended September 30, 2015	Impairment	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	$63,260	$7,656	$28,354	$(42,004)	$21,256
Sales Contracts	2,500	312	-	(1,770)	$730
Permits	27,440	346	-	(6,242)	$21,198
Goodwill	133,885	-	-	-	$133,885
Total Goodwill and Intangible Assets	$227,085	$8,314	$28,354	$(50,016)	$177,069

At September 30, 2015, approximately $16.2 million of Customer Contracts and Relationships was related to our oil and gas proppants business.  Under the terms of one of the customer contracts, the customer prepaid $15.0 million for sand.  At September 30, 2015, approximately $12.5 million of this prepaid is still available to the customer.

	March 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer contracts and relationships	5-15 years	$62,060	$(5,994)	$56,066
Sales contracts	4 years	2,500	(1,458)	1,042
Permits	40 years	27,440	(5,896)	21,544
Goodwill		132,515	-	132,515
Total Goodwill and Intangible Assets		$224,515	$(13,348)	$211,167

During July 2015, goodwill increased approximately $1.4 million and customer contracts and relationships increased $1.2 million in connection with the Skyway Acquisition.

Amortization expense of intangibles was $5.7 million the year ended March 31, 2015.  After the impairment discussed above, amortization expense is expected to be approximately $4.9 million for the remainder of fiscal 2016, $9.2 million for fiscal year 2017, and $3.2 million for fiscal years 2018 and 2019, $2.2 million for fiscal year 2020 and $1.3 million for fiscal year 2021.

(C) ACQUISITIONS

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

Purchase Price: The purchase price (the “CRS Purchase Price”) of the CRS Acquisition was approximately $236.1 million, including approximately $8.9 million of in-process capital expenditures paid as of the closing date. We funded the payment of the CRS Purchase Price at closing and expenses incurred in connection with the CRS Acquisition through borrowings under our bank credit facility, which was amended and restated on October 30, 2014.  See Footnote (L) to the Unaudited Consolidated Financial Statements for more information about our bank credit facility.

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

The following table summarizes the allocation of the CRS Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation (in thousands)	As of November 14, 2014
Cash and cash equivalents	$219
Accounts Receivable	14,640
Inventories	9,627
Prepaid and Other Assets	753
Property and Equipment	192,738
Intangible Assets	56,200
Indemnity under Sales Agreement	14,810
Accounts Payable and Accrued Liabilities	(6,928)
Obligations under Long-term Sales Agreements	(28,131)
Asset Retirement Obligation	(4,112)
Deferred Taxes	(13,765)
Total Net Assets	236,051
Goodwill	-
Total Estimated Purchase Price	$236,051

Intangible Assets:  The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Estimated Fair Value
Customer Relationships	4	56,000
Permits	40	200
Total Intangible Assets		$56,200

During the quarter ended September 30, 2015, the above customer relationships were tested for impairment.  See Footnote (B) to the unaudited Consolidated Financial Statements for discussion of the impairment testing of these assets.

Actual and pro forma impact of the CRS Acquisition:  The following table presents the net sales and operating loss of CRS Proppants that have been included in our consolidated statement of earnings from April 1, 2015 through September 30, 2015:

	Three Months Ended September 30, 2015	Six Months Ended September 30, 2015
	(dollars in thousands)
Revenues	$12,455	$31,224
Operating Loss	(41,257)	(46,066)

Operating loss shown above for the three months ended September 30, 2015 has been impacted by approximately $5.7 million, $28.4 million and $9.4 million of depreciation and amortization, impairments and write-down of raw sand inventory, respectively.  Operating loss for the six months ended September 30, 2015 has been impacted by approximately $11.3 million, $28.4 million, $9.4 million and $0.5 million related to the impact of depreciation and amortization, impairments, write-down of raw sand inventory and the recording of acquired inventory at fair value, respectively.

The unaudited pro forma results presented below include the effects of the CRS Acquisition as if it had been consummated as of April 1, 2014. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, material nonrecurring charges incurred by the Company directly related to the CRS Acquisition of $2.1 million have been excluded from pro forma net income for the three and six months ended September 30, 2014.

	Three Months Ended September 30, 2014	Six Months Ended September 30, 2014
	(dollars in thousands)
Revenues	$319,179	$597,932
Net Income	$60,669	$91,868

Earnings per share - basic	$1.22	$1.85
Earnings per share - diluted	$1.20	$1.82

The pro forma results do not include any anticipated synergies or other expected benefits of the CRS Acquisition.   Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the CRS Acquisition been consummated as of April 1, 2014.

Skyway Acquisition

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“GGBFS”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, GGBFS is used in conjunction with Portland cement to make durable concrete structures.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million which will be refunded over the next eighteen months. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow and borrowings under our bank credit facility.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.  The purchase price was allocated as follows: $1.9 million to accounts and notes receivable; $2.3 million to inventories; $24.6 million to property, plant and equipment; $1.2 million to intangible assets; $1.4 million to goodwill; and $1.0 million to other assets.  See Note (L) in the Notes to the Unaudited Financial Statements for more information about our bank credit facility.

(D) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $8.2 million and $7.3 million for the six months ended September 30, 2015 and 2014, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2015 and 2014, were $43.8 million and $32.2 million, respectively.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $9.0 million and $7.1 million at September 30, 2015 and March 31, 2015, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. Based on this analysis, we increased our allowance for doubtful accounts approximately $2.0 million in recognition of the downturn in our oil and gas proppants business and potential financial impact of this downturn to our customers.  We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $3.2 million at September 30, 2015, of which approximately $0.5 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2015 and 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(F) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2015
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$502
Stock Option Exercises	1
Balance at End of Period	503
Capital in Excess of Par Value –
Balance at Beginning of Period	272,441
Stock Compensation Expense	8,329
Shares Redeemed to Settle Employee Taxes	(1,728)
Stock Option Exercises	5,074
Share Repurchases and Retirement	(10,744)
Balance at End of Period	273,372
Retained Earnings –
Balance at Beginning of Period	749,717
Dividends Declared to Stockholders	(10,054)
Net Earnings	67,581
Balance at End of Period	807,244
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(12,067)
Change in Funded Status of Pension Plan, net of tax	639
Balance at End of Period	(11,428)
Total Stockholders’ Equity	$1,069,691

On August 10, 2015, the Company announced that the Board of Directors had authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. We repurchased 144,000 shares at an average price of $74.61 during the three months ended September 30, 2015. We also purchased an additional 110,000 shares during the last week of September, which were not settled until the first week of October, and 130,000 shares during the first week of October 2015 at a combined average price of $70.31. Including the shares purchased during the last week of September, which settled in the first week of October, and the shares purchased in early October, we have authorization to purchase an additional 7,116,000 shares.

(G) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2015	March 31, 2015
	(dollars in thousands)
Raw Materials and Material-in-Progress	$107,698	$115,345
Finished Cement	18,328	20,508
Gypsum Wallboard	7,422	7,741
Frac Sand	4,674	4,928
Aggregates	10,732	11,131
Paperboard	7,669	8,493
Repair Parts and Supplies	62,218	62,121
Fuel and Coal	5,926	5,197
	$224,667	$235,464

(H) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2015	March 31, 2015
	(dollars in thousands)
Payroll and Incentive Compensation	$17,029	$19,082
Benefits	10,560	9,951
Interest	4,524	4,524
Property Taxes	5,667	3,189
Power and Fuel	1,527	1,619
Sales and Use Tax	780	523
Legal	1,402	1,673
Other	8,577	6,269
	$50,066	$46,830

(I) Share-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans -

Options. In June 2015, the Compensation Committee approved an equity award of an aggregate of 268,571 stock options pursuant to the Plan to certain officers and key employees that vest ratably over a three year period (the “Fiscal 2016 Employee Stock Option Grant”).  The stock options have a term of ten years from the date of grant. The Fiscal 2016 Employee Stock Option Grant was valued at the grant date using the Black-Scholes option pricing model. In August 2015, we granted 17,501 options to members of the Board of Directors (the “Fiscal 2016 Board of Directors Stock Option Grant”).  Options granted under the Fiscal 2016 Board of Directors Stock Option

Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2016 are as follows:

Fiscal 2016
Dividend Yield	2.0%
Expected Volatility	36.5%
Risk Free Interest Rate	1.7%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $2.1 million and $4.2 million for the three and six months ended September 30, 2015, respectively and approximately $2.0 million and $3.4 million for the three and six months ended September 30, 2014, respectively. At September 30, 2015, there was approximately $13.8 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the six months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,665,565	$46.37
Granted	293,572	$81.48
Exercised	(97,410)	$26.47
Cancelled	(15,000)	$86.35
Outstanding Options at End of Period	1,846,727	$52.68
Options Exercisable at End of Period	1,252,675	$40.29
Weighted-Average Fair Value of Options Granted during the Period	$24.76

The following table summarizes information about stock options outstanding at September 30, 2015:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	504,200	4.36	$26.65	502,200	$26.64
$33.08 – $ 37.95	478,868	6.41	$33.96	458,868	$33.92
$53.22 – $ 74.10	282,936	7.32	$66.60	189,039	$66.67
$79.73 – $ 93.56	580,723	9.25	$83.92	102,568	$86.95
	1,846,727	6.89	$52.68	1,252,675	$40.29

At September 30, 2015, the aggregate intrinsic value for outstanding and exercisable options was approximately $29.1 million and $35.2 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2015 was approximately $5.2 million.

Restricted Stock. In June 2015, the Compensation Committee approved the granting of an aggregate of 93,782 shares of restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2016 Employee Restricted Stock Award”). The performance criterion for the Fiscal 2016 Employee Restricted Stock Award is based upon the achievement of certain levels of return on equity, ranging from 12.5% to 17.5%, for fiscal year ending March 31, 2016. All restricted shares will be earned if the return on equity is 17.5% or greater, and the percentage of shares earned will be reduced proportionately to

approximately 75% if the return on equity is 12.5%.   If the Company does not achieve a return on equity of at least 12.5%, all awards will be forfeited.  If the criteria are met, the award may be reduced by the Compensation Committee based on individual performance goals. Following any such reduction, restrictions on the earned shares will lapse ratably over five years, with the first fifth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2017 through 2020. The value of the Fiscal 2016 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period.  In August 2015, we awarded 15,139 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2016 Restricted Stock Award”).  Awards issued under the Board of Directors Fiscal 2016 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with our director retirement policy.

Expense related to restricted shares was approximately $1.9 million and $4.2 million for the three and six months ended September 30, 2015, respectively, and approximately $1.8 million and $3.3 million for the three and six months ended September 30, 2014, respectively. At September 30, 2015, there was approximately $20.8 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.6 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,540,994 at September 30, 2015.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Weighted-Average Shares of Common Stock Outstanding	49,828,189	49,591,495	49,797,972	49,546,916
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,278,908	1,423,211	1,303,636	1,453,437
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(866,236)	(891,837)	(871,354)	(933,050)
Restricted Shares	229,290	304,417	230,693	290,611
Weighted-Average Common and Common Equivalent Shares Outstanding	50,470,151	50,427,286	50,460,947	50,357,914
Shares Excluded Due to Anti-dilution Effects	596,973	218,636	527,330	170,227

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$231	$236	$488	$472
Interest Cost of Benefit Obligations	381	315	758	630
Expected Return on Plan Assets	(430)	(414)	(869)	(828)
Recognized Net Actuarial Loss	75	155	150	310
Amortization of Prior-Service Cost	432	3	859	6
Net Periodic Pension Cost	$689	$295	$1,386	$590

(L) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2015 was approximately 32%, which was consistent with the effective tax rate for the six months ended September 30, 2014.

(M) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2015	March 31, 2015
	(dollars in thousands)
Credit Facility	$327,000	$330,000
Senior Notes	182,759	182,759
Total Debt	509,759	512,759
Less: Current Portion of Long-term Debt	(57,045)	(57,045)
Total Long-term Debt	$452,714	$455,714

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-

cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $327.0 million of borrowings outstanding at September 30, 2015. Based on our Leverage Ratio, we had $164.0 million of available borrowings, net of the outstanding letters of credit, at September 30, 2015.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2015, we had $9.0 million of letters of credit outstanding.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at September 30, 2015.

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

We operate six cement plants, one slag grinding facility, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, three aggregates processing plant locations, three frac sand processing facilities, three frac sand drying facilities and six frac sand trans-load locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States.   During July 2015, we completed the Skyway Acquisition, which is operated by Illinois Cement Company, and its operations are included in the Cement segment.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$164,790	$145,861	$292,966	$273,797
Gypsum Wallboard	119,701	111,655	234,753	224,332
Paperboard	39,145	35,579	74,463	73,058
Oil and Gas Proppants	18,307	10,414	41,132	21,594
Concrete and Aggregates	36,671	31,961	65,203	58,123
Sub-total	378,614	335,470	708,517	650,904
Less: Intersegment Revenues	(20,090)	(17,523)	(38,019)	(34,128)
Net Revenues, including Joint Venture	358,524	317,947	670,498	616,776
Less: Joint Venture	(29,536)	(33,139)	(56,547)	(65,717)
Net Revenues	$328,988	$284,808	$613,951	$551,059

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$4,232	$2,911	$7,358	$5,271
Paperboard	15,596	14,324	30,147	28,340
Concrete and Aggregates	262	288	514	517
	$20,090	$17,523	$38,019	$34,128
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,248	1,193	2,239	2,200
Joint Venture	236	283	448	567
	1,484	1,476	2,687	2,767

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$48,577	$38,450	$74,290	$58,957
Gypsum Wallboard	40,002	37,002	80,896	74,430
Paperboard	8,138	7,984	14,168	15,531
Oil and Gas Proppants	(44,600)	711	(50,236)	74
Concrete and Aggregates	3,857	2,965	5,783	4,321
Other, net	572	883	1,007	1,562
Sub-total	56,546	87,995	125,908	154,875
Corporate General and Administrative	(9,364)	(7,414)	(18,355)	(14,456)
Acquisition and Litigation Expense	-	(2,103)	-	(2,103)
Earnings Before Interest and Income Taxes	47,182	78,478	107,553	138,316
Interest Expense, net	(4,342)	(3,901)	(8,828)	(7,953)
Earnings Before Income Taxes	$42,840	$74,577	$98,725	$130,363
Cement Operating Earnings -
Wholly–owned Operations	$36,897	$26,399	$54,780	$37,106
Joint Venture	11,680	12,051	19,510	21,851
	$48,577	$38,450	$74,290	$58,957
Capital Expenditures -
Cement	$5,349	$4,176	$13,499	$12,996
Gypsum Wallboard	203	1,558	1,700	3,793
Paperboard	2,424	823	3,268	1,149
Oil and Gas Proppants	16,744	6,000	32,711	13,602
Concrete and Aggregates	4,027	4,219	4,691	8,349
Other	-	82	-	150
	$28,747	$16,858	$55,869	$40,039
Depreciation, Depletion and Amortization -
Cement	$8,629	$7,987	$16,495	$15,870
Gypsum Wallboard	4,819	5,031	9,605	10,129
Paperboard	2,063	2,058	4,116	4,127
Oil and Gas Proppants	7,205	684	14,764	1,253
Concrete and Aggregates	1,565	1,369	3,070	2,593
Other, net	489	445	984	892
	$24,770	$17,574	$49,034	$34,864

	As of
	September 30, 2015	March 31, 2015
	(dollars in thousands)
Identifiable Assets -
Cement	$836,927	$777,956
Gypsum Wallboard	393,602	403,279
Paperboard	126,497	123,519
Oil and Gas Proppants	434,093	455,572
Concrete and Aggregates	109,154	96,610
Corporate and Other	19,977	25,655
	$1,920,250	$1,882,591

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

	As of
	September 30,	March 31,
	2015	2015
	(dollars in thousands)
Cement	$9,729	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$133,885	$132,515

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues	$59,071	$66,278	$113,094	$131,434
Gross Margin	$25,193	$25,369	$42,204	$45,827
Earnings Before Income Taxes	$23,360	$24,102	$39,020	$43,702

	As of
	September 30, 2015	March 31, 2015
	(dollars in thousands)
Current Assets	$74,991	$68,399
Non-Current Assets	$42,154	$42,765
Current Liabilities	$20,958	$19,723

(O) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(1)	$(1)	$(2)	$(2)
Interest Expense	4,160	3,510	8,456	7,170
Interest Expense – Income Taxes	-	174	-	348
Other Expenses	183	218	374	437
Interest Expense, net	$4,342	$3,901	$8,828	$7,953

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At September 30, 2015, we had contingent liabilities under these outstanding letters of credit of approximately $9.0 million.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court granted final approvalof USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses associated with these lawsuits. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims. Defendants’ motions for summary judgement were filed in the class actions in the first quarter of fiscal 2016.

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2015 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche B	$57,272
Series 2005A Tranche C	59,941
Series 2007A Tranche B	8,281
Series 2007A Tranche C	25,505
Series 2007A Tranche D	40,153

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at September 30, 2015 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at September 30, 2015.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic construction products and building materials used in residential, industrial, commercial and infrastructure construction and products used in ion and natural gas extraction. Information presented for the three and six months ended September 30, 2015 and 2014, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

On November 14, 2014, we acquired of all of the outstanding equity interests of CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand LLC, and related entities (collectively, “CRS Proppants”) (such acquisition, the “CRS Acquisition”). CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a trans-load network into Texas and southwest Oklahoma. The purchase price (the “CRS Purchase Price”) paid by the Company for the CRS Acquisition was approximately $236.1 million in cash, including approximately $8.9 million for in-process capital expenditures paid through the closing date, and estimated working capital and other estimated closing amounts. The CRS Purchase Price was funded through borrowings under the Company’s Credit Facility. CRS Proppants was in the process of expanding its frac sand mine in New Auburn, Wisconsin at the time of purchase. This expansion was completed during the first quarter of fiscal 2016, at a cost of approximately $8.0 million.

The decline in oil prices during the summer adversely impacted U.S. oil and gas drilling activity leading to further reductions in demand and pricing for proppants.  As a result, we recorded impairments to several intangible assets originally booked in connection with our acquisition of CRS Proppants and revalued downward certain raw sand inventory values associated with the downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion. We have fulfilled our obligations under this purchase contract.  The impairments and inventory revaluation charges totaled approximately $37.8 million (pre-tax) and are recorded within our Oil and Gas Proppants segment.

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“GGBFS”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, GGBFS is used in conjunction with Portland cement to make durable concrete structures.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million which will be refunded over the next eighteen months. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$328,988	$284,808	16%	$613,951	$551,059	11%
Cost of Goods Sold	(284,694)	(209,747)	36%	(508,560)	(419,597)	21%
Gross Profit	44,294	75,061	(41%)	105,391	131,462	(20%)
Equity in Earnings of Unconsolidated Joint Venture	11,680	12,051	(3%)	19,510	21,851	(11%)
Corporate General and Administrative	(9,364)	(7,414)	26%	(18,355)	(14,456)	27%
Acquisition and Litigation Expense	-	(2,103)	(100%)	-	(2,103)	(100%)
Other Income	572	883	(35%)	1,007	1,562	(36%)
Interest Expense, net	(4,342)	(3,901)	11%	(8,828)	(7,953)	11%
Earnings Before Income Taxes	42,840	74,577	(43%)	98,725	130,363	(24%)
Income Tax Expense	(13,021)	(24,258)	(46%)	(31,144)	(42,334)	(26%)
Net Earnings	$29,819	$50,319	(41%)	$67,581	$88,029	(23%)
Diluted Earnings per Share	$0.59	$1.00	(41%)	$1.34	$1.75	(23%)

Revenues. Revenues were $329.0 million and $284.8 million for the three months ended September 30, 2015 and 2014, respectively. Revenues from the CRS and Skyway Acquisitions positively impacted revenues by approximately $12.5 million and $9.2 million, respectively.  Revenues increased in all of our segments except our legacy oil and gas proppants segment.  The increase in revenues was due primarily to increased average net sales prices in all segments except gypsum wallboard, which was down slightly and increased sales volumes in all segments except aggregates.  The reduction in revenues from our legacy oil and gas proppants business was due primarily to reduced sales volumes. Excluding revenues from the CRS and Skyway Acquisitions, increased net sales prices and sales volumes positively impacted net revenue during the quarter ended September 30, 2015, by approximately $7.8 million and $14.7 million, respectively.

Revenues were $614.0 million and $551.1 million for the six months ended September 30, 2015 and 2014, respectively. Revenues from the CRS and Skyway Acquisitions positively impacted revenues by approximately $31.2 million and $9.2 million, respectively.  Revenues increased in all of our segments except our legacy oil and gas proppants segment.  The increase in revenues was due primarily to increased average net sales prices in all segments except gypsum wallboard and recycled paperboard, which were flat and increased sales volumes in all segments except cement and aggregates.  The reduction in revenues from our legacy oil and gas proppants business was due primarily to reduced sales volumes. Excluding revenues from the CRS and Skyway Acquisitions, increased net sales prices and sales volumes positively impacted net revenue during the quarter ended September 30, 2015, by approximately $16.8 million and $5.7 million, respectively.

Cost of Goods Sold. Cost of goods sold was $284.7 million and $209.7 million during the three months ended September 30, 2015 and 2014, respectively. Of the $75.0 million increase in cost of goods sold, approximately $53.7 million and $6.5 million of the increase related to the CRS and Skyway Acquisitions, respectively. The remaining $14.8 million increase in cost of goods sold was related to increases in both sales volumes and operating costs, which increased cost of sales by approximately $12.1 million and $2.7 million, respectively. The increase in operating costs in the three months ended September 30, 2015, compared to September 30, 2014, was primarily related to our paperboard and concrete and aggregates businesses and was approximately $2.5 million and $1.9 million, respectively, partially offset by decreased operating costs in our gypsum wallboard business of approximately $2.1 million.   Cost of goods sold includes an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion. We have fulfilled our obligations under this purchase contract.

Cost of goods sold was $508.6 million and $419.6 million during the six months ended September 30, 2015  and 2014, respectively.  Of the $89.0 million increase in cost of goods sold, approximately $77.3 million and $6.5 million of the increase related to the CRS and Skyway Acquisitions, respectively. The remaining $5.2 million increase in cost of goods sold was related to increased sales volumes, which increased cost of sales by approximately $5.1 million, respectively. Operating costs for the six months ended September 30, 2015, compared to September 30, 2014, increased for our paperboard and concrete and aggregates businesses by approximately $1.3 million and $3.5 million, respectively, partially offset by decreased operating costs in our cement and gypsum wallboard business of approximately $0.9 million and $4.0 million, respectively.   Cost of goods sold includes an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion.  We have fulfilled our obligations under this purchase contract.

Gross Profit. Gross profit was $44.3 million and $75.1 million during the three months ended September 30, 2015 and 2014, respectively. The 41% decrease in gross profit was due primarily to a $28.4 million impairment of customer contract intangible assets and increased operating costs, including the $9.4 million write-down of working capital, partially offset by increased average sales prices, as noted above. The gross margin for the three months ended September 30, 2015 declined to 13%, compared to 26% for the three months ended September 30, 2014, primarily due to the $28.4 million impairment of customer contract intangibles and the write-down of $9.4 million in raw sand inventory.  Excluding this expense, the gross margin for the three months ended September 30, 2015 would have been relatively consistent with the gross margin for the three months ended September 30, 2014.

Gross profit was $105.4 million and $131.5 million during the six months ended September 30, 2015 and 2014, respectively. The 20% decrease in gross profit was due primarily to a $28.4 million impairment of customer contract intangible assets and increased operating costs, including the $9.4 million write-down of working capital, partially offset by increased average sales prices, as noted above. The gross margin for the six months ended September 30, 2015 declined to 17%, compared to 24% for the six months ended September 30, 2014, primarily due to the $28.4 million impairment of customer contract intangibles and the write-down of $9.4 million in raw sand inventory.  Excluding this expense, the gross margin for the six months ended September 30, 2015 would have been relatively consistent with the gross margin for the six months ended September 30, 2014.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture decreased $0.4 million, or 3%, for the three months ended September 30, 2015, compared to the similar period in 2014. The decrease is primarily due to a 17% decrease in sales volumes and an increase in operating cost, partially offset by a 7% increase in average net sales price. The sales volume decline was driven by reduced demand for oil well cement.  The impact of the decrease in sales volumes and increase in operating costs on equity in earnings of our unconsolidated joint venture during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was approximately $2.0 million and $0.3 million, respectively, partially offset by an increase in average net sales price of approximately $1.9 million.

Equity in earnings of our unconsolidated joint venture decreased $2.3 million, or 11%, for the six months ended September 30, 2015, compared to the similar period in 2014. The decrease is primarily due to a 21% decrease in sales volumes and an increase in operating costs, partially offset by a 9% increase in average net sales price. The decrease in sales volumes during the six months ended September 30, 2015, compared to the six months ended September 30, 2014, was due primarily to above average rainfall during April and May 2015, and reduced demand for oil well cement.  The impact of the decrease in sales volumes and increase in operating cost on equity in earnings of our unconsolidated joint venture during the six months ended September 30, 2015, compared to the six months ended September 30, 2014, was approximately $4.5 million and $2.5 million, respectively, partially offset by an increase in average net sales price of approximately $4.6 million. The increase in operating costs was primarily due to an increase in maintenance costs of approximately $2.0 million.

Corporate General and Administrative. Corporate general and administrative expenses increased 26% and 27% for the three and six months ended September 30, 2015, respectively, compared to the similar periods in 2014. The approximately $2.0 million and $3.9 million increase in corporate general and administrative expenses for the three and six months ended September 30, 2015, respectively, compared to 2014, is due primarily to an increase in equity incentive compensation expense. Equity incentive compensation increased approximately $0.7 million and $1.9 million during the three and six months ended September 30, 2015, respectively, compared to the similar period in 2014, primarily due to the Fiscal 2016 Employee Restricted Stock Awards and increased operating earnings from most of our segments. Additionally, legal expense increased approximately $0.5 million and $0.4 million during the three and six months ended September 30, 2015, respectively, compared to the similar period in 2014, primarily due to the legal issues discussed in Footnote (P) to the Unaudited Consolidated Financial Statements.

Acquisition and Litigation Expense. Acquisition and litigation expense consist primarily of approximately $1.7 million of litigation expenses related to our lawsuit against the IRS.  This lawsuit was settled in January 2015.  The remaining expense is due to the CRS Acquisition, which closed in November 2014.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $0.4 million and $0.9 million during the three and six months ended September 30, 2015, respectively, compared to the three and six months ended September 30, 2014. The 11% increase in interest expense, net for both of the three and six months ended September 30, 2015, compared to the similar three and six months in the prior fiscal year, is due primarily to the increase in interest expense from our Credit Facility, which increased approximately $0.8 million and $1.6 million in the three and six months ended September 30, 2015, respectively, compared to the three and six months ended September 30, 2014, partially offset by decreased interest from our Senior Notes and our lawsuit with the IRS. The increase in interest expense from our Credit Facility is due to greater outstanding balances during the three and six months ended September 30, 2015, compared to the three and six months ended September 30, 2014, as a result of borrowings made to finance the CRS Acquisition in November 2014 and the Skyway Acquisition in July 2015. Because of the borrowings to finance the CRS and Skyway Acquisitions, we expect interest expense to increase during fiscal 2016 compared to fiscal 2015.  Additionally, interest expense from our Senior Notes decreased $0.1 million and $0.3 million during the three and six months ended September 30, 2015, respectively, compared to the three and six months ended September 30, 2014, due to the maturity and repayment of $9.5 million during October 2014.  We also had approximately $0.2 million and $0.4 million of interest expense during the three and six months ended September 30, 2014, respectively, related to an outstanding lawsuit with the IRS that was settled in January 2015.

Earnings Before Income Taxes. Earnings before income taxes were $42.8 million and $74.6 million during the three months ended September 30, 2015 and 2014, respectively. The decrease was primarily due to an approximately $30.8 million decrease in gross profit, an approximate $0.4 million decrease in equity in earnings of unconsolidated joint venture, an increase in interest expense, net of approximately $0.4 million and an increase of approximately $2.0 million in corporate general and administrative expenses.

Earnings before income taxes were $98.7 million and $130.4 million during the six months ended September 30, 2015 and 2014, respectively. The decrease was primarily due to an approximately $26.1 million decrease in gross profit, an approximate $2.4 million decrease in equity in earnings of unconsolidated joint venture, an increase in interest expense, net of approximately $0.8 million and an increase of approximately $3.9 million in corporate general and administrative expenses.

Income Taxes. Income tax expense was $31.1 million and $42.3 million for the six months ended September 30, 2015 and 2014, respectively. The estimated effective tax rate for fiscal 2015, compared to fiscal 2014, remained consistent at approximately 32%.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2015 of approximately $29.8 million decreased 41% compared to net earnings for the quarter ended September 30, 2014 of approximately $50.3 million; while net earnings of $67.6 million decreased 23% compared to net earnings for the six months ended September 30, 2014 of $88.0 million. Diluted earnings per share for the three and six months ended September 30, 2015 were $0.59 and $1.34, respectively, compared to diluted earnings per share of $1.00 and $1.75 for the three and six months ended September 30, 2014.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2015	2014	Percentage	2015	2014	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$164,790	$145,861	13%	$292,966	$273,797	7%
Gypsum Wallboard	119,701	111,655	7%	234,753	224,332	5%
Recycled Paperboard	39,145	35,579	10%	74,463	73,058	2%
Oil and Gas Proppants	18,307	10,414	76%	41,132	21,594	90%
Concrete and Aggregates	36,671	31,961	15%	65,203	58,123	12%
Gross Revenues	378,614	335,470	13%	708,517	650,904	9%
Less: Intersegment Revenues	(20,090)	(17,523)	15%	(38,019)	(34,128)	11%
Less: Joint Venture Revenues	(29,536)	(33,139)	(11%)	(56,547)	(65,717)	(14%)
	$328,988	$284,808	16%	$613,951	$551,059	11%
Sales Volume
Cement (M Tons) (2)	1,484	1,476	1%	2,687	2,767	(3%)
Gypsum Wallboard (MMSF)	619	567	9%	1,196	1,136	5%
Recycled Paperboard (M Tons)	75	70	7%	144	142	1%
Concrete (M Yards)	324	286	13%	573	521	10%
Aggregates (M Tons)	764	872	(12%)	1,431	1,690	(15%)
Average Net Sales Prices (3)
Cement (2)	$97.21	$90.20	8%	$97.74	$90.42	8%
Gypsum Wallboard	157.88	160.09	(1%)	160.57	160.92	-
Recycled Paperboard	505.12	501.27	1%	504.49	505.52	-
Concrete	92.07	86.74	6%	92.06	85.73	7%
Aggregates	8.50	7.82	9%	8.24	7.61	8%
Operating Earnings
Cement (2)	$48,577	$38,450	26%	$74,290	$58,957	26%
Gypsum Wallboard	40,002	37,002	8%	80,896	74,430	9%
Recycled Paperboard	8,138	7,984	2%	14,168	15,531	(9%)
Oil and Gas Proppants	(44,600)	711	-	(50,236)	74	-
Concrete and Aggregates	3,857	2,965	30%	5,783	4,321	34%
Other, net	572	883	(35%)	1,007	1,562	(36%)
Net Operating Earnings	$56,546	$87,995	(36%)	$125,908	$154,875	(19%)
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $164.8 million for the three months ended September 30, 2015, which is a 13% increase over revenues of $145.9 million for the three months ended September 30, 2014. Approximately $9.2 million of the increase in revenues for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was related to the Skyway Acquisition. The remaining increase in revenue during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, is primarily due to an 8% increase in average net sales prices and a 1% increase in sales volumes.  The increase in average net sales prices and sales volumes during the three months ended September 30, 2015, compared to the three months ended September 30, 2014 positively impacted cement revenues by approximately $8.8 million and $0.9 million, respectively.

Cement operating earnings increased 26% to $48.6 million from $38.5 million for the three months ended September 30, 2015 and 2014, respectively. Approximately $2.7 million of the increase in operating earnings for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $8.8 million, partially offset by increased operating costs of approximately $1.4 million. The increase in operating costs in the three months ended September 30, 2015, compared to September 30, 2014, is primarily related maintenance and purchased raw materials, which negatively impacted operating margin by approximately $1.0 million and $1.6 million respectively.  Additionally, the percentage of purchased cement sold during the three months ended September 30, 2015 declined approximately 3% from purchased cement sold during September 30, 2014, which positively impacted our operating earnings by approximately $1.1 million.  The operating margin increased to 29% for the second quarter of fiscal 2016, compared to 26% for the second quarter of fiscal 2015, primarily due to increased sales prices and a reduction in the percentage of sales of lower margin purchased cement.

Cement revenues were $293.0 million for the six months ended September 30, 2015, which is a 7% increase over revenues of $273.8 million for the six months ended September 30, 2014. Approximately $9.2 million of the increase in revenues for the six months ended September 30, 2015, compared to the six months ended September 30, 2014, was related to the Skyway Acquisition. The remaining increase in revenue during the six months ended September 30, 2015 compared to the six months ended September 30, 2014, is primarily due to an 8% increase in average net sales prices, partially offset by a 3% decrease in sales volumes.  The increase in average net sales prices during the six months ended September 30, 2015, compared to the six months ended September 30, 2014 positively impacted cement revenues by approximately $18.1 million, while the decrease in sales volumes negatively impacted cement revenues by approximately $8.1 million.  The decrease in sales volumes during the six months ended September 30, 2015, compared to the six months ended September 30, 2014 was primarily related to above average rainfall during April and May 2015 in our Texas, Oklahoma and Colorado markets.

Cement operating earnings increased 26% to $74.3 million from $59.0 million for the six months ended September 30, 2015 and 2014, respectively. Approximately $2.7 million of the increase in operating earnings for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $18.1 million, partially offset by decreased sales volumes and increased operating costs of approximately $3.5 million and $2.0 million. The increase in operating costs in the six months ended September 30, 2015, compared to September 30, 2014, is primarily related to increased maintenance, which adversely impacted operating earnings by approximately $6.8 million, partially offset by decreased energy costs of approximately $2.8 million.  The increase in maintenance costs was due primarily to a shift in the timing of some of our annual maintenance outages, which adversely impacted operating earnings by approximately $3.0 million during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015. Additionally, the percentage of purchased cement sold during the six months ended September 30, 2015 declined approximately 2% from purchased cement sold during September 30, 2014, which positively impacted our operating earnings by approximately $1.9 million.  The operating margin increased to 25% for the six months ended September 30, 2015, compared to 22% for the six months ended September 30, 2014, primarily due to increased sales prices and a reduction in the percentage of sales of lower margin purchased cement.

Gypsum Wallboard Operations. Sales revenues increased 7% to $119.7 million for the three months ended September 30, 2015, from $111.7 million for the three months ended September 30, 2014, primarily due to a 9% increase in sales volumes, partially offset by a 1% decrease in average net sales price. The increase in sales volumes positively impacted revenues by approximately $10.2 million, while the decrease in average net sales price negatively impacted revenue by an approximately $2.2 million. The increased sales volumes are primarily due to increased construction activity in fiscal 2016, compared to fiscal 2015. Our market share was essentially unchanged during the last year.

Operating earnings increased to $40.0 million for the three months ended September 30, 2015, compared to $37.0 million for the three months ended September 30, 2014, primarily due to the increase in our sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $3.2 million and $2.0 million, respectively, partially offset by reduced average net sales prices, which adversely impacted operating earnings by approximately $2.2 million. The decrease in operating costs during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily due to reduced freight, natural gas and other raw materials costs, which positively impacted operating earnings by $0.8 million, $1.2 million and $0.5 million, respectively, partially offset by increased maintenance costs of approximately $0.9 million. Our operating margin remained flat at 33% for both of the three months ended September 30, 2015, and 2014. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased 5% to $234.8 million for the three months ended September 30, 2015, from $224.3 million for the three months ended September 30, 2014, primarily due to a 5% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $11.8 million, partially offset by a decline in average net sales prices, which adversely impacted revenues by approximately $1.4 million.  The increased sales volumes are primarily due to increased construction activity in fiscal 2016, compared to fiscal 2015. Our market share was essentially unchanged during the last year.

Operating earnings increased to $80.9 million for the six months ended September 30, 2015, compared to $74.4 million for the six months ended September 30, 2014, primarily due to the increase in our sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $3.9 million and $4.0 million, respectively, partially offset by reduced average net sales prices, which adversely impacted operating earnings by approximately $1.4 million. The decrease in operating costs during the six months ended September 30, 2015, compared to the six months ended September 30, 2014, was primarily due to reduced freight, natural gas and other raw materials costs, which positively impacted operating earnings by $0.9 million, $1.4 million and $0.9 million, respectively, partially offset by increased maintenance costs of approximately $1.3 million. Our operating margin increased to 34% for the six months ended September 30, 2015, compared to 33% for the six months ended September 30, 2014, primarily due to the reduction in operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 10% to $39.1 million during the three months ended September 30, 2015, compared to $35.6 million for the three months ended September 30, 2014. The increase in revenues during the quarter ended September 30, 2015 compared to September 30, 2014, is due primarily to the 7% and 1% increase in sales volume and average net sales price, respectively, which positively impacted revenue by approximately $2.5 million and $1.0 million, respectively.

Operating earnings increased to $8.1 million for the second quarter of fiscal 2016, compared to $8.0 million for the second quarter of fiscal 2015. The increase in operating earnings is primarily due to increased sales volumes and average net sales price, which positively impacted operating earnings by approximately $1.6 million, $1.0 million, respectively, partially offset by increased operating costs, which adversely impacted operating earnings by approximately $2.5 million. The increase in operating costs is primarily related to increased recycled fiber costs, which negatively impacted operating earnings by approximately $2.5 million, partially offset by lower natural gas costs, which positively impacted operating earnings by approximately $0.4 million, respectively. The increase in operating costs was the primary reason operating margin decreased to 21% during the second quarter of fiscal 2016, compared to 22% during the second quarter of fiscal 2015.

Revenues increased 2% to $74.5 million during the six months ended September 30, 2015, compared to $73.1 million for the six months ended September 30, 2014. The increase in revenues during the six months ended September 30, 2015 compared to the six months ended September 30, 2014, is due primarily to the 1% increase in sales volume, which positively impacted revenue by approximately $1.6 million. Average net sales prices remained consistent for the six months ended September 30, 2015, compared to the six months ended September 30, 2014.

Operating earnings decreased to $14.2 million for the six months ended September 30, 2015, compared to $15.5 million for the six months ended September 30, 2014. The decrease in operating earnings is primarily due to increased operating costs, which negatively impacted operating earnings by approximately $1.4 million, partially offset by increased sales volumes, which positively impacted operating earnings by $0.1 million. The increase in operating costs is primarily related to increased recycled fiber, which negatively impacted operating earnings by approximately $2.2 million, partially offset by lower natural gas costs, which positively impacted operating earnings by approximately $0.6 million. The increase in operating costs was the primary reason operating margin decreased to 19% during the six months ended September 30, 2015, compared to 21% during the six months ended September 30, 2014.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 15% to $36.7 million for the three months ended September 30, 2015, compared to $32.0 million for the three months ended September 30, 2014. The primary reason for the increase in revenue for the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015, was the 6% and 9% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $2.3 million.  The increase in sales volumes by our concrete business was partially offset by lower sales volumes in our aggregates during the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015, and positively impacted revenues by approximately $2.4 million.

Operating earnings increased 30% to approximately $3.9 million for the three months ended September 30, 2015, compared to $3.0 million for the three months ended September 30, 2014. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $2.3 million and $0.5 million, respectively, partially offset by increased operating costs of approximately $1.9 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The increase in operating costs during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily related to purchased materials, which adversely impacted operating earnings by approximately $1.8 million.

Concrete and aggregates revenues increased 12% to $65.2 million for the six months ended September 30, 2015, compared to $58.1 million for the six months ended September 30, 2014. The primary reason for the increase in revenue for the six months ended September 30, 2015, compared to the six months ended September 30, 2014, was the 7% and 8% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $4.7 million.  The increase in sales volumes by our concrete business was partially offset by lower sales volumes in our aggregates during the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015, and positively impacted revenues by approximately $2.4 million.

Operating earnings increased 34% to approximately $5.8 million for the six months ended September 30, 2015, compared to $4.3 million for the six months ended September 30, 2014. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $4.7 million and $0.3 million, respectively, partially offset by increased operating costs of approximately $3.5 million during the six months ended September 30, 2015, compared to the six months ended September 30, 2014. The increase in operating costs during the six months ended September 30, 2015, compared to the six months ended September 30, 2014, was primarily related to purchased materials, which adversely impacted operating earnings by approximately $3.1 million.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment increased approximately $7.9 million to $18.3 million during the three months ended September 30, 2015, compared to $10.4 million during the three months ended September 30, 2014.  Approximately $12.5 million of the increase in revenues for the three months ended September 30, 2015 was related to the CRS Acquisition, partially offset by a decline in sales volumes and average net sales prices at our legacy facility in Corpus Christi which adversely impacted revenues by approximately $3.8 million and $0.8 million, respectively.

Operating loss for the three months ended September 30, 2015 was approximately $44.6 million, compared to operating income of approximately $0.7 million during the three months ended September 30, 2014. The operating loss was primarily due to increased operating costs and reduced average net sales prices that impacted operating loss by $39.7 million and $6.6 million, respectively. Operating loss for the second quarter of fiscal 2016 includes an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion.  We have fulfilled our obligations under this purchase contract. The increase in operating loss during the three months ended September 30, 2015, compared to September 30, 2014 was partially offset by increased sales volumes, which reduced the operating loss by approximately $1.0 million.

Revenues for our oil and gas proppants segment increased approximately $19.5 million to $41.1 million during the six months ended September 30, 2015, compared to $21.6 million during the six months ended September 30, 2014.  Approximately $31.2 million of the increase in revenues for the six months ended September 30, 2015 was related to the CRS Acquisition, partially offset by a decline in sales volumes and average net sales prices at our legacy facility in Corpus Christi which adversely impacted revenues by approximately $10.9 million and $0.8 million, respectively.

Operating loss for the six months ended September 30, 2015 was approximately $50.2 million, compared to operating income of approximately $0.1 million during the six months ended September 30, 2014. The increased operating loss was primarily due to increased operating costs and reduced average net sales prices that increased the operating loss by $38.2 million and $11.8 million, respectively. Operating loss for the six months ended September 30, 2015 includes an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion.  We have fulfilled our obligations under this purchase contract.

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

The recent decline in oil rig count and well completion activity has adversely impacted oil and gas activity, leading to reduced demand and pricing for proppants.  We expect these conditions to persist throughout calendar 2015 and into calendar 2016; however, we remain focused on strengthening our low-cost position and taking this opportunity to continue to build our low delivered cost position to targeted shale plays.

We will continue to consider the impact reduced oil prices and rig counts have on the operating performance of our oil and gas proppants business and, if necessary, determine whether these trends indicate additional impairment in the value of the tangible and intangible assets of this business.  If market conditions continue to deteriorate, both in terms of oil pricing and increased rig counts, we will perform impairment tests to determine if any actual impairment has occurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net Cash Provided by Operating Activities	$107,589	$117,651
Investing Activities:
Capital Expenditures	(55,869)	(40,039)
Skyway Acquisition	(32,427)	-
Net Cash Used in Investing Activities	(88,296)	(40,039)
Financing Activities:
Decrease in Long-Term Debt	(3,000)	(69,000)
Dividends Paid	(10,061)	(10,019)
Shares Repurchased and Retired	(10,744)	-
Shares Repurchased to Settle Employee Taxes on RSUs	(1,728)	(1,299)
Proceeds from Stock Option Exercises	2,580	4,092
Excess Tax Benefits from Share Based Payment Arrangements	2,494	3,195
Net Cash Used In Financing Activities	(20,459)	(73,031)
Net Increase (Decrease) in Cash	$(1,166)	$4,581

Cash flows from operating activities decreased to $107.6 million during the six months ended September 30, 2015, compared to $117.7 million during the similar period in 2014. This decrease was largely attributable to decreased cash flows from changes in operating assets and liabilities and reduced distributions from Joint Venture.  Excluding the impact of inventory purchased in the Skyway Acquisition, cash flows from operations were negatively impacted during the six months ended September 30, 2015 by increases in accounts and notes receivable and accounts payable and accrued liabilities of approximately $39.4 million and $1.5 million, respectively, and a decrease in inventory and income taxes payable of approximately $13.2 million and $4.7 million, respectively. During the six months ended September 30, 2014, cash flows from operations were negatively impacted by increases in accounts and notes receivable and inventories of approximately $29.8 million and $3.6 million, respectively, partially offset by increases in accounts payable and accrued liabilities and income taxes payable and decreased other assets of approximately $16.9 million, $11.1 million and $2.8 million, respectively.

Working capital increased to $212.2 million at September 30, 2015, compared to $182.1 million at March 31, 2015, primarily due to the increased accounts and notes receivable and decreased accounts payable and accrued liabilities of approximately $41.4 million and $3.9 million, respectively, partially offset by increased income taxes payable and decreased inventories of approximately $5.1 million and $10.8 million, respectively.  The increase in accounts receivable is due primarily to the increase in revenues during the three months ended September 30, 2015, compared to the six months ended September 30, 2014.  The decrease in accounts payable and accrued liabilities is primarily due to increased accruals at year end for expected cement plant outages as well as certain construction payables related to our plant expansion in New Auburn, Wisconsin. The increase is income taxes payable during the six months ended September 30, 2015, compared to September 30, 2014, is due to our ability to use previous overpayments to offset our liability at September 30, 2014.  Working capital related to the Skyway Acquisition increased working capital at September 30, 2015 by approximately $5.5 million, and primarily consisted of accounts receivable and inventory.

The increase in accounts and notes receivable at September 30, 2015, compared to March 31, 2015, is primarily due to increased sales revenue during the three months ended September 30, 2015, compared to the three months ended March 31, 2015.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were approximately 47% at September 30, 2015 and 51% at March 31, 2015. Management

measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at September 30, 2015; however, we increased our allowance for doubtful accounts approximately $2.0 million in recognition of the downturn in our oil and gas proppants business, and potential financial impact of this downturn on our customers. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at September 30, 2015.

Our inventory balance at September 30, 2015 declined approximately $10.8 million from our inventory balance at March 31, 2015. Within our inventory, raw materials and materials-in-progress and finished cement decreased approximately $7.6 million and $2.2 million, respectively. The decrease in raw materials and materials-in-progress was due to the conversion of clinker inventory to meet sales demand and the write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion, partially offset by increased raw sand tonnage at September 30, 2015, compared to March 31, 2015.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during the six months ended September 30, 2015 was approximately $88.3 million, compared to net cash used in investing activities of approximately $40.0 million during the similar period in 2014, an increase of $48.3 million. The increase in net cash used in investing activities is primarily related to the Skyway Acquisition and capital expenditures in our oil and gas proppants segment.  We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2016, which is consistent with historic levels.

Net cash used in financing activities was approximately $20.5 million during the six months ended September 30, 2015, compared to net cash used in financing activities of approximately $73.0 million during the similar period in 2014. This $52.5 million decrease in net cash used in financing activities is primarily due to the reduction in repayments under the Credit Facility, due to the Skyway Acquisition and increased capital expenditures. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 32.3% and 32.0%, respectively, at September 30, 2015, compared to 33.7% and 33.4%, respectively, at March 31, 2015.

Debt Financing Activities.

Bank Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum plus an agreed margin (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of nine months at the option of the Company.  The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio.  The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements.  The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $327.0 million of borrowings outstanding at September 30, 2015.  Based on our Leverage Ratio, we had $164.0 million of available borrowings, net of the outstanding letters of credit, at September 30, 2015.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2015, we had $9.0 million of letters of credit outstanding.

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series

2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at September 30, 2015.

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

We do not have any off balance sheet debt, except for approximately $50.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At September 30, 2015, we had $9.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $13.6 million in performance bonds relating primarily to our mining operations.

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

Dividends.

Dividends paid were $10.1 million and $10.0 million for the six month periods ended September 30, 2015 and 2014, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases.

	Common Stock
	Shares Purchased	Average Price Paid Per Share
July 1 through July 31, 2015	-	$-
August 1 through August 31, 2015	62,000	75.77
September 1 through September 30, 2015	82,000	73.73
Quarter 2 Totals	144,000	$74.61
Year-to-Date Totals	144,000	$74.61

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. We repurchased 144,000 shares at an average price of $74.61 during the three months ended September 30, 2015.  We also purchased an additional 110,000 shares during the last week of September, which were not settled until the first week of October, and 130,000 shares during the first week of October 2015 at a combined average price of $70.31.  Including the shares purchased during the last week of September, which settled in the first week of October, and the shares purchased in early October, we have authorization to purchase an additional 7,116,000 shares.

Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs or directions established from time to time by the Company’s management, including plans intended to comply with the safe-harbor provided by Rule 10b5-1.

During the six months ended September 30, 2015, 21,043 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures.

The following table compares capital expenditures:

		For the Six Months Ended September 30,
	Acquisition	2015	2014
		(dollars in thousands)
Land and Quarries	$2,290	$7,555	$2,610
Plants	18,331	32,541	26,554
Buildings, Machinery and Equipment	3,955	15,773	10,875
Total Capital Expenditures	$24,576	$55,869	$40,039

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2016. Total capital expenditures for fiscal 2016, including sustaining capital expenditures, are expected to be approximately $65.0 million to $75.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at September 30, 2015, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $327.0 million of borrowings at September 30, 2015 would increase our interest expense by approximately $3.3 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court granted final approval of USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses associated with these lawsuits. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims. Defendants’ motions for summary judgement were filed in the class actions in the first quarter of fiscal 2016.

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

On March 21, 2011 the EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the Clean Air Act, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” The EPA simultaneously stayed the CISWI Rule for further reconsideration. On February 12, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised on February 12, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC NESHAP for particulate matter and dioxin/furans. The CISWI Rule as currently promulgated may materially increase capital costs and costs for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is expected to be March 1, 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule may materially increase capital costs and costs of production for the Company and the industry as a whole.

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

On October 1, 2015, the EPA lowered the primary and secondary ozone standards from the current 8-hour standard of 75 parts per billion (“ppb”) to 70 ppb.  The EPA also strengthened the secondary ozone standard to improve protection for trees, plants and ecosystems. Like the primary standard, an area will meet the secondary standard if the fourth-highest maximum daily 8-hour ozone concentration per year, averaged over three years, is equal to or less than 70 ppb.  The EPA based the secondary standard on the “W126 metric,” an index designed to show the cumulative impact of ozone on plants and trees seasonally.  The EPA has issued an implementation memo describing how it will determine whether the ozone levels in areas across the country, typically on a county level, are above the new standards. Areas above the new standards will be designated as “nonattainment;” areas at or below the new standards will be designated “attainment.”  In states with major emitting sources located in or near designated nonattainment areas, States will impose new and costly regulatory requirements.  For areas that are determined to be in non-attainment, states will be required to develop plans to bring the areas into attainment by as early as 2020.  At this time, it is not possible to whether any area in which we operate will be designated nonattainment.  However, if that occurs, we may be required to meet new control requirements requiring significant capital expenditures for compliance.

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

The cement plant in Tulsa, Oklahoma is subject to NESHAP for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, while the HWC MACT has not been updated since 2008, 73 Fed. Reg. 64068 (Oct. 28, 2008), future revisions to the HWC MACT regulations would apply to both of the cement kilns used at the cement plant in Tulsa, Oklahoma. Such revision could require new control requirements and significant capital expenditure for compliance. In 2013, the EPA adopted the final CISWI Rule (as discussed above) that likely will apply to the cement kiln used by the cement plant in Sugar Creek, Missouri and the two cement kilns at Nevada Cement Company, and may impose new control requirements requiring significant capital expenditures for compliance. Existing CISWI units will need to comply with the CISWI Rule when it becomes effective, which is expected to occur in early 2018.

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

As of September 30, 2015, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $327.0 million. As of the same date, each change in interest rates of 100 basis points would result in an approximate $3.3 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

Risks Related to our acquisitions

We may not realize any or all of the anticipated benefits of the CRS and Skyway Acquisitions and these acquisitions may adversely impact our existing operations.

We may not be able to achieve the anticipated benefits of the acquisitions. We may not be able to accomplish the integration of CRS Proppants and Skyway Plant smoothly, successfully or within the anticipated costs or timeframe. In general, we cannot be certain that we will be able to timely achieve the anticipated incremental revenues, cost savings, operational synergies and other expected benefits of these acquisitions.

The diversion of our management’s attention from our current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from acquisitions and could adversely affect our business and the price of our common stock. The integration process may be complex, costly and time-consuming. The difficulties of integrating CRS Proppants and the Skyway Plant with our business include, among others:

•	failure to implement our business plan for the combined business;
•	unanticipated issues in integrating logistics, information, communications and other systems;
•	unanticipated changes in applicable laws and regulations;
•	the impact of the acquisitions on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
•	unanticipated issues, expenses and liabilities.

We incurred significant liabilities and costs as a result of or in connection with the CRS and Skyway Acquisitions.

Upon consummation of the acquisitions we became responsible for all liabilities and obligations that arose in connection with the operation of CRS Proppants and the Skyway Plant.

In addition, we incurred significant costs in connection with the acquisitions. The substantial majority of these costs are non-recurring transaction expenses and costs. Furthermore, substantial time and resources have been and may continue to be devoted to the acquisitions and related matters, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

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

Item 6. Exhibits

3.1	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2015 and incorporated herein by reference).

10.1*	Eagle Materials Inc. Director Compensation Summary. (1)

10.2*	Form of Director Non-Qualified Stock Option Agreement. (1)

10.3*	Form of Director Restricted Stock Agreement. (1)

10.4*

Amendment No. 1 to Third Amended and Restated Credit Agreement by and among Eagle Materials Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto dated August 10, 2015.

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

EAGLE MATERIALS INC.
Registrant

October 27, 2015	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

October 27, 2015	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 27, 2015	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)