Form 10-Q
period 2015-12-31
EAGLE MATERIALS INC
filed 2016-01-29
CIK 918646

]\

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 27, 2016, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	49,309,781

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2015

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues	$277,409	$291,529	$891,360	$842,588
Cost of Goods Sold	208,544	212,380	717,104	631,977
Gross Profit	68,865	79,149	174,256	210,611
Equity in Earnings of Unconsolidated Joint Venture	10,483	12,423	29,993	34,274
Corporate General and Administrative	(8,304)	(9,371)	(26,659)	(23,827)
Acquisition and Litigation Expense	-	(722)	-	(2,825)
Other Income	1,163	488	2,170	2,050
Interest Expense, Net	(4,002)	(4,101)	(12,830)	(12,054)
Earnings Before Income Taxes	68,205	77,866	166,930	208,229
Income Tax Expense	(22,357)	(25,836)	(53,501)	(68,170)
Net Earnings	$45,848	$52,030	$113,429	$140,059
EARNINGS PER SHARE:
Basic	$0.93	$1.05	$2.29	$2.82
Diluted	$0.92	$1.03	$2.26	$2.78
AVERAGE SHARES OUTSTANDING:
Basic	49,187,738	49,655,405	49,593,821	49,583,210
Diluted	49,770,020	50,411,147	50,230,091	50,375,619
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Net Earnings	$45,848	$52,030	$113,429	$140,059
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	506	163	1,522	489
Tax Expense	(188)	(57)	(564)	(171)
Comprehensive Earnings	$46,166	$52,136	$114,387	$140,377

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$15,756	$7,514
Accounts and Notes Receivable	103,859	113,577
Inventories	232,447	235,464
Income Tax Receivable	5,319	-
Prepaid and Other Assets	8,013	10,080
Total Current Assets	365,394	366,635
Property, Plant and Equipment -	2,065,745	1,962,215
Less: Accumulated Depreciation	(799,494)	(740,396)
Property, Plant and Equipment, net	1,266,251	1,221,819
Notes Receivable	2,716	2,847
Investment in Joint Venture	50,372	47,614
Goodwill and Intangible Assets	174,916	211,167
Other Assets	28,921	32,509
	$1,888,570	$1,882,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$61,327	$77,749
Accrued Liabilities	46,750	46,830
Income Taxes Payable	-	2,952
Current Portion of Long-term Debt	8,000	57,045
Total Current Liabilities	116,077	184,576
Long-term Debt	492,714	455,714
Other Long-term Liabilities	70,673	69,055
Deferred Income Taxes	159,790	162,653
Total Liabilities	839,254	871,998
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	-	-
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 49,305,408 and 50,245,364 Shares, respectively	493	502
Capital in Excess of Par Value	211,781	272,441
Accumulated Other Comprehensive Losses	(11,109)	(12,067)
Retained Earnings	848,151	749,717
Total Stockholders’ Equity	1,049,316	1,010,593
	$1,888,570	$1,882,591

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$113,429	$140,059
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	74,245	54,552
Impairment of Intangible Assets	28,354	-
Deferred Income Tax Provision	(6,478)	1,172
Stock Compensation Expense	12,293	9,807
Excess Tax Benefits from Share Based Payment Arrangements	(2,504)	(3,493)
Equity in Earnings of Unconsolidated Joint Venture	(29,993)	(34,274)
Distributions from Joint Venture	27,250	30,125
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	11,765	(19,093)
Inventories	5,408	(10,279)
Accounts Payable and Accrued Liabilities	(10,228)	6,352
Other Assets	(1,484)	3,916
Income Taxes Payable	(5,767)	4,299
Net Cash Provided by Operating Activities	216,290	183,143
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(75,536)	(64,959)
Acquisition Spending	(32,427)	(237,171)
Net Cash Used in Investing Activities	(107,963)	(302,130)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	45,000	146,000
Repayment of Senior Notes	(57,045)	(9,500)
Dividends Paid to Stockholders	(15,078)	(15,044)
Payment of Debt Acquisition Costs	-	(1,661)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,815)	(1,356)
Purchase and Retirement of Common Stock	(76,231)	-
Proceeds from Stock Option Exercises	2,580	4,270
Excess Tax Benefits from Share Based Payment Arrangements	2,504	3,493
Net Cash Used in Financing Activities	(100,085)	126,202
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,242	7,215
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,514	6,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,756	$13,697

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2015

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2015 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2015.

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

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 830-30)”.  This Standard requires that discounts, premiums or debt issue costs related to borrowings be reported in the balance sheet as a direct reduction of the associated borrowing.  The standard will be effective for us in the first quarter of fiscal 2017, and earlier application is permitted for financial statements that have not been previously issued.  This impact of adopting this ASU is not expected to be material.

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)”.  This standard simplifies the presentation of deferred taxes by requiring all deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet, resulting in each tax jurisdiction having only one net noncurrent deferred asset or liability. The standard will be effective for us in the first quarter of fiscal 2017, with early adoption permitted at the beginning of an interim or annual reporting period.  This guidance may be applied prospectively or retrospectively by reclassifying the comparative balance sheet.  The impact of adopting this ASU will not have a material impact on our financial position.

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, “Simplifying the Measurement of Inventory”.  This standard requires inventory to be measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The standard will be effective for us in the first quarter of fiscal 2017, with early adoption permitted at the beginning of an annual or interim reporting period.  Prospective application is required.  This impact of adopting this ASU is not expected to be material.

In September 2015, the Financial Accounting Standards Board issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”.  This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments.  The cumulative impact of measurement period adjustments, including those in prior periods, will now be recognized in the reporting period in which the adjustment is made.  The cumulative adjustment should be reflected in the financial statements within the respective line items impacted.  Additionally, companies must present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the adjustment recorded in the current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts had been recognized on the acquisition date.  This standard is effective for annual periods beginning after December 15, 2016 and interim periods beginning after December 31, 2017.  Early adoption is permitted for all entities.  We adopted this standard on October 1, 2015, with no material impact to our results of operations or financial position.

(B) GOODWILL AND INTANGIBLE ASSETS

Goodwill: We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At December 31, 2015, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

Intangible Assets: Intangible assets are currently being amortized over their expected lives.  During calendar 2015, the continued decline in oil prices adversely impacted oil and gas drilling activity, leading to further reductions in demand and pricing for proppants.  This reduction in demand adversely impacted performance under our customer contracts, resulting in the amendment of certain of these contracts.  Based on the reduced demand for proppants and the executed and pending amendments to our customer contracts, we concluded that long-lived asset impairment indicators were present during the quarter ended September 30, 2015 for our customer contract intangible assets.  We performed a recovery test to determine if any of the customer contract intangible assets related to our oil and gas proppants business unit were impaired at September 30, 2015.  Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our oil and gas proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets.   For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated the fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (“WACC”).  The WACC was determined from relevant market comparisons, and adjusted for specific risks.  This analysis resulted in an impairment loss of approximately $28.4 million, which is included in cost of goods sold in the unaudited Consolidated Statement of Earnings for the nine months ended December 31, 2015.  We reviewed customer activity for the remaining customer contract intangible assets and determined that there was no indication of additional impairment at December 31, 2015.

Intangible assets, including the impact of the impairment charge discussed above, consist of the following:

	Cost at December 31, 2015	Amortization for Nine Months ended December 31, 2015	Impairment	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	$63,260	$9,480	$28,354	$(43,828)	$19,432
Sales Contracts	2,500	468	-	(1,926)	$574
Permits	27,440	519	-	(6,415)	$21,025
Goodwill	133,885	-	-	-	$133,885
Total Goodwill and Intangible Assets	$227,085	$10,467	$28,354	$(52,169)	$174,916

At December 31, 2015, approximately $14.3 million of Customer Contracts and Relationships was related to our oil and gas proppants business.  Under the terms of one of the customer contracts, the customer prepaid $15.0 million for sand.  At December 31, 2015, approximately $12.5 million of this prepaid is still available to the customer. This prepayment is included in Other Long-term Liabilities on the unaudited Consolidated Balance Sheet.

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

Amortization expense of intangibles was $5.7 million the year ended March 31, 2015.  After the impairment discussed above, amortization expense is expected to be approximately $2.5 million for the remainder of fiscal 2016, $9.2 million for fiscal year 2017, and $3.2 million for fiscal years 2018 and 2019, $2.2 million for fiscal year 2020 and $1.3 million for fiscal year 2021.

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

Purchase Price: The purchase price (the “CRS Purchase Price”) of the CRS Acquisition was approximately $236.1 million, including approximately $8.9 million of in-process capital expenditures paid as of the closing date. We funded the payment of the CRS Purchase Price at closing and expenses incurred in connection with the CRS Acquisition through borrowings under our bank credit facility, which was amended and restated on October 30, 2014.  See Footnote (M) to the Unaudited Consolidated Financial Statements for more information about our bank credit facility.

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

During the quarter ended December 31, 2015, we received the information related to the tax structure of the acquired entities, enabling us to finalize the percentage of carryover ownership in CRS Proppants.  The application of the final carryover ownership percentage resulted in an increase in deferred tax liabilities and taxes payable of approximately $3.0 million and $1.5 million, respectively, and an increase in property and equipment of approximately $4.5 million.

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

The following table summarizes the allocation of the CRS Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation (in thousands)	As of November 14, 2014
Cash and cash equivalents	$219
Accounts Receivable	14,640
Inventories	9,627
Prepaid and Other Assets	753
Property and Equipment	197,238
Intangible Assets	56,200
Indemnity under Sales Agreement	14,810
Accounts Payable and Accrued Liabilities	(8,428)
Obligations under Long-term Sales Agreements	(28,131)
Asset Retirement Obligation	(4,112)
Deferred Taxes	(16,765)
Total Net Assets	236,051
Goodwill	-
Total Estimated Purchase Price	$236,051

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

Actual and pro forma impact of the CRS Acquisition:  The following table presents the net sales and operating loss of CRS Proppants that have been included in our consolidated statement of earnings from April 1, 2015 through December 31, 2015:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues	$7,864	$9,452	$39,088	$9,452
Operating Income (Loss)	$(5,765)	$223	$(51,406)	$223

Operating loss shown above for the three months ended December 31, 2015 has been impacted by approximately $5.4 million of depreciation and amortization.  Non cash charges and inventory write-offs totaling approximately $55.0 million adversely impacted operating loss for the nine months ended December 31, 2015.  These charges were approximately $16.7 million, $28.4 million, $9.4 million and $0.5 million and related to depreciation and amortization, impairments, write-down of raw sand inventory and the recording of acquired inventory at fair value, respectively.

The unaudited pro forma results presented below include the effects of the CRS Acquisition as if it had been consummated as of April 1, 2014. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Acquisition and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, material nonrecurring charges incurred by the Company directly related to the CRS Acquisition of $2.1 million have been excluded from pro forma net income for the three and nine months ended December 31, 2014.

	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
	(dollars in thousands)
Revenues	$303,043	$900,975
Net Income	$53,142	$145,010

Earnings per share - basic	$1.07	$2.92
Earnings per share - diluted	$1.05	$2.88

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

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million which will be refunded by the seller.  We received $1.5 million of the expected refund in January 2016, and we expect to receive the remaining $1.0 million in January 2017. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow and borrowings under our bank credit facility.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.  The purchase price was allocated as follows: $1.9 million to accounts and notes receivable; $2.3 million to inventories; $24.6 million to property, plant and equipment; $1.2 million to intangible assets; $1.4 million to goodwill; and $1.0 million to other assets.  See Note (M) in the Notes to the Unaudited Financial Statements for more information about our bank credit facility.

(D) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $15.0 million and $13.6 million for the nine months ended December 31, 2015 and 2014, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2015 and 2014, were $64.8 million and $60.0 million, respectively.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $9.2 million and $7.1 million at December 31, 2015 and March 31, 2015, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. Based on this analysis, we increased our allowance for doubtful accounts approximately $2.0 million in recognition of the downturn in our oil and gas proppants business and potential financial impact of this downturn to our customers during the September 2015 quarter.  We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $3.2 million at December 31, 2015, of which approximately $0.5 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates through 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(F) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2015
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$502
Share Repurchase and Retirement	(12)
Stock Option Exercises and Restricted Share Vesting	3
Balance at End of Period	493
Capital in Excess of Par Value –
Balance at Beginning of Period	272,441
Stock Compensation Expense	12,292
Shares Redeemed to Settle Employee Taxes	(1,815)
Stock Option Exercises	5,082
Share Repurchases and Retirement	(76,219)
Balance at End of Period	211,781
Retained Earnings –
Balance at Beginning of Period	749,717
Dividends Declared to Stockholders	(14,995)
Net Earnings	113,429
Balance at End of Period	848,151
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(12,067)
Change in Funded Status of Pension Plan, net of tax	958
Balance at End of Period	(11,109)
Total Stockholders’ Equity	$1,049,316

On August 10, 2015, the Company announced that the Board of Directors had authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares.  During the nine months ended December 31, 2015, we repurchased 1,124,000 shares at an average price of $67.84. At December 31, 2015, we have authorization to purchase an additional 6,376,000 shares.

(G) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2015	March 31, 2015
	(dollars in thousands)
Raw Materials and Material-in-Progress	$111,401	$115,345
Finished Cement	19,022	20,508
Gypsum Wallboard	7,064	7,741
Finished Frac Sand	4,925	4,928
Aggregates	10,721	11,131
Paperboard	6,889	8,493
Repair Parts and Supplies	66,116	62,121
Fuel and Coal	6,309	5,197
	$232,447	$235,464

(H) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2015	March 31, 2015
	(dollars in thousands)
Payroll and Incentive Compensation	$21,155	$19,082
Benefits	9,935	9,951
Interest	1,490	4,524
Property Taxes	2,639	3,189
Power and Fuel	1,217	1,619
Sales and Use Tax	536	523
Legal	1,793	1,673
Other	7,985	6,269
	$46,750	$46,830

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

Stock option expense for all outstanding stock option awards totaled approximately $1.9 million and $6.1 million for the three and nine months ended December 31, 2015, respectively and approximately $1.4 million and $4.8 million for the three and nine months ended December 31, 2014, respectively. At December 31, 2015, there was approximately $11.8 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the nine months ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,665,565	$46.37
Granted	293,572	$81.48
Exercised	(97,410)	$26.47
Cancelled	(21,000)	$86.35
Outstanding Options at End of Period	1,840,727	$52.57
Options Exercisable at End of Period	1,270,961	$40.81
Weighted-Average Fair Value of Options Granted during the Period	$24.76

The following table summarizes information about stock options outstanding at December 31, 2015:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	504,200	4.11	$26.65	502,200	$26.64
$33.08 – $ 37.95	478,868	6.16	$33.96	458,868	$33.92
$53.22 – $ 74.10	282,936	7.07	$66.60	194,325	$66.63
$79.73 – $ 93.56	574,723	9.00	$83.90	115,568	$86.33
	1,840,727	6.63	$52.57	1,270,961	$40.81

At December 31, 2015, the aggregate intrinsic value for outstanding and exercisable options was approximately $14.5 million and $24.9 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2015 was approximately $5.2 million.

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

Expense related to restricted shares was approximately $2.1 million and $6.3 million for the three and nine months ended December 31, 2015, respectively, and approximately $1.7 million and $5.0 million for the three and nine months ended December 31, 2014, respectively. At December 31, 2015, there was approximately $18.0 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,548,204 at December 31, 2015.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Weighted-Average Shares of Common Stock Outstanding	49,187,738	49,655,405	49,593,821	49,583,210
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,017,117	1,349,997	1,208,130	1,418,957
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(669,209)	(893,874)	(803,972)	(920,113)
Restricted Shares	234,374	299,619	232,112	293,565
Weighted-Average Common and Common Equivalent Shares Outstanding	49,770,020	50,411,147	50,230,091	50,375,619
Shares Excluded Due to Anti-dilution Effects	826,610	279,651	627,090	206,702

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$257	$224	$745	$696
Interest Cost of Benefit Obligations	377	324	1,135	954
Expected Return on Plan Assets	(439)	(426)	(1,308)	(1,254)
Recognized Net Actuarial Loss	427	150	1,286	460
Amortization of Prior-Service Cost	75	3	225	9
Net Periodic Pension Cost	$697	$275	$2,083	$865

(L) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2015 was approximately 32%, compared to an effective tax rate for the nine months ended December 31, 2014 of 33%.

(M) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2015	March 31, 2015
	(dollars in thousands)
Credit Facility	$375,000	$330,000
Senior Notes	125,714	182,759
Total Debt	500,714	512,759
Less: Current Portion of Long-term Debt	(8,000)	(57,045)
Total Long-term Debt	$492,714	$455,714

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-

cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $375.0 million of borrowings outstanding at December 31, 2015. Based on our Leverage Ratio, we had $116.0 million of available borrowings, net of the outstanding letters of credit, at December 31, 2015.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2015, we had $9.0 million of letters of credit outstanding.

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During November 2012, Tranche A of the Series 2005A Senior Notes matured and we retired the remaining $4.7 million in notes from this Tranche, and during November 2015 Tranche B of the Series 2005A Senior Notes matured and we retired the remaining $57.0 million from this Tranche. Following these repurchases and maturities, the amounts outstanding for each of the remaining tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at December 31, 2015.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$135,419	$124,048	$428,385	$397,845
Gypsum Wallboard	108,907	118,573	343,660	342,905
Paperboard	36,822	39,936	111,285	112,994
Oil and Gas Proppants	8,476	31,731	49,608	53,325
Concrete and Aggregates	31,779	27,116	96,982	85,239
Sub-total	321,403	341,404	1,029,920	992,308
Less: Intersegment Revenues	(17,986)	(16,968)	(56,005)	(51,096)
Net Revenues, including Joint Venture	303,417	324,436	973,915	941,212
Less: Joint Venture	(26,008)	(32,907)	(82,555)	(98,624)
Net Revenues	$277,409	$291,529	$891,360	$842,588

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$3,714	$2,489	$11,072	$7,760
Paperboard	14,069	14,305	44,216	42,645
Concrete and Aggregates	203	174	717	691
	$17,986	$16,968	$56,005	$51,096
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	999	935	3,238	3,135
Joint Venture	213	270	661	837
	1,212	1,205	3,899	3,972

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$41,768	$37,578	$116,058	$96,535
Gypsum Wallboard	37,289	40,013	118,185	114,443
Paperboard	7,923	9,102	22,091	24,633
Oil and Gas Proppants	(9,153)	3,241	(59,389)	3,315
Concrete and Aggregates	1,521	1,638	7,304	5,959
Other, net	1,163	488	2,170	2,050
Sub-total	80,511	92,060	206,419	246,935
Corporate General and Administrative	(8,304)	(9,371)	(26,659)	(23,827)
Acquisition and Litigation Expense	-	(722)	-	(2,825)
Earnings Before Interest and Income Taxes	72,207	81,967	179,760	220,283
Interest Expense, net	(4,002)	(4,101)	(12,830)	(12,054)
Earnings Before Income Taxes	$68,205	$77,866	$166,930	$208,229
Cement Operating Earnings -
Wholly–owned Operations	$31,285	$25,155	$86,065	$62,261
Joint Venture	10,483	12,423	29,993	34,274
	$41,768	$37,578	$116,058	$96,535
Capital Expenditures -
Cement	$3,206	$3,890	$16,705	$16,886
Gypsum Wallboard	1,131	1,154	2,831	4,947
Paperboard	650	303	3,918	1,452
Oil and Gas Proppants	5,619	18,421	38,330	32,023
Concrete and Aggregates	9,061	1,128	13,752	9,477
Other	-	24	-	174
	$19,667	$24,920	$75,536	$64,959
Depreciation, Depletion and Amortization -
Cement	$8,390	$8,089	$24,885	$23,959
Gypsum Wallboard	5,445	4,967	15,050	15,096
Paperboard	2,093	2,069	6,209	6,196
Oil and Gas Proppants	7,210	2,673	21,974	3,926
Concrete and Aggregates	1,597	1,465	4,667	4,058
Other, net	476	425	1,460	1,317
	$25,211	$19,688	$74,245	$54,552

	As of
	December 31, 2015	March 31, 2015
	(dollars in thousands)
Identifiable Assets -
Cement	$814,769	$777,956
Gypsum Wallboard	382,081	403,279
Paperboard	121,640	123,519
Oil and Gas Proppants	425,128	455,572
Concrete and Aggregates	107,458	96,610
Corporate and Other	37,494	25,655
	$1,888,570	$1,882,591

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

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues	$52,016	$65,815	$165,110	$197,249
Gross Margin	$22,388	$26,445	$64,593	$72,282
Earnings Before Income Taxes	$20,967	$24,846	$59,987	$68,548

	As of
	December 31, 2015	March 31, 2015
	(dollars in thousands)
Current Assets	$73,037	$68,399
Non-Current Assets	$41,695	$42,765
Current Liabilities	$17,019	$19,723

(O) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(2)	$(2)	$(4)	$(5)
Interest Expense	3,833	3,730	12,289	10,901
Interest Expense – Income Taxes	-	174	-	522
Other Expenses	171	199	545	636
Interest Expense, net	$4,002	$4,101	$12,830	$12,054

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At December 31, 2015, we had contingent liabilities under these outstanding letters of credit of approximately $9.0 million.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court granted final approval of USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims. At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses associated with these lawsuits.  Defendants’ motions for summary judgement were filed in the class actions in the first quarter of fiscal 2016 and a hearing on the motion occurred on November 23, 2015.  The judge has not yet made a ruling on the motion for summary judgement.

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2015 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	$59,467
Series 2007A Tranche B	8,203
Series 2007A Tranche C	25,264
Series 2007A Tranche D	39,828

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2015 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at December 31, 2015.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic construction products and building materials used in residential, industrial, commercial and infrastructure construction and products used in oil and natural gas extraction. Information presented for the three and nine months ended December 31, 2015 and 2014, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

On November 14, 2014, we acquired all of the outstanding equity interests of CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand LLC, and related entities (collectively, “CRS Proppants”) (such acquisition, the “CRS Acquisition”). CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a trans-load network into Texas and southwest Oklahoma. The purchase price (the “CRS Purchase Price”) paid by the Company for the CRS Acquisition was approximately $236.1 million in cash, including approximately $8.9 million for in-process capital expenditures paid through the closing date, and estimated working capital and other estimated closing amounts. The CRS Purchase Price was funded through borrowings under the Company’s Credit Facility. CRS Proppants was in the process of expanding its frac sand mine in New Auburn, Wisconsin at the time of purchase. This expansion was completed during the first quarter of fiscal 2016, at a cost of approximately $8.0 million.

The decline in oil prices throughout calendar 2015 adversely impacted U.S. oil and gas drilling activity leading to further reductions in demand and pricing for proppants.  As a result, we recorded impairments to several intangible assets originally booked in connection with our acquisition of CRS Proppants and revalued downward certain raw sand inventory values associated with the downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion. We have fulfilled our obligations under this purchase contract.  The impairments and inventory revaluation charges totaled approximately $37.8 million (pre-tax) and were recorded within our Oil and Gas Proppants segment during the three months ended September 30, 2015.

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

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million which will be refunded by the seller.  We received $1.5 million of the expected refund in January 2016, and we expect to receive the remaining $1.0 million in January 2017. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2015	2014	Change	2015	2014	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$277,409	$291,529	(5%)	$891,360	$842,588	6%
Cost of Goods Sold	(208,544)	(212,380)	(2%)	(717,104)	(631,977)	13%
Gross Profit	68,865	79,149	(13%)	174,256	210,611	(17%)
Equity in Earnings of Unconsolidated Joint Venture	10,483	12,423	(16%)	29,993	34,274	(12%)
Corporate General and Administrative	(8,304)	(9,371)	(11%)	(26,659)	(23,827)	12%
Acquisition and Litigation Expense	-	(722)	(100%)	-	(2,825)	(100%)
Other Income	1,163	488	138%	2,170	2,050	6%
Interest Expense, net	(4,002)	(4,101)	(2%)	(12,830)	(12,054)	6%
Earnings Before Income Taxes	68,205	77,866	(12%)	166,930	208,229	(20%)
Income Tax Expense	(22,357)	(25,836)	(13%)	(53,501)	(68,170)	(22%)
Net Earnings	$45,848	$52,030	(12%)	$113,429	$140,059	(19%)
Diluted Earnings per Share	$0.92	$1.03	(11%)	$2.26	$2.78	(19%)

Revenues. Revenues were $277.4 million and $291.5 million for the three months ended December 31, 2015 and 2014, respectively. Revenues from the Skyway Acquisition positively impacted revenues by approximately $7.8 million, while revenues from the CRS Acquisition were relatively consistent for both the three months ended December 31, 2015 and December 31, 2014.  The decrease in revenues was due primarily to decreased sales volumes for our gypsum wallboard, recycled paperboard and oil and gas proppants segments, and a decline in the average net sales price for our gypsum wallboard segment, partially offset by increased sales volumes in our cement and concrete and aggregates businesses, and increased average net sales prices in our cement, recycled paperboard and concrete and aggregates segments. The reduction in revenues from our legacy oil and gas proppants business was due primarily to reduced sales volumes. Excluding revenues from the CRS and Skyway

Acquisitions, the reduction in sales volumes negatively impacted net revenue during the quarter ended December 31, 2015, by approximately $25.4 million, partially offset by increased average net sales prices, which positively impacted net revenue by approximately $3.4 million.

Revenues were $891.4 million and $842.6 million for the nine months ended December 31, 2015 and 2014, respectively. Revenues from the CRS and Skyway Acquisitions positively impacted revenues by approximately $29.6 million and $17.1 million, respectively.  Revenues increased in all of our segments except our legacy oil and gas proppants and recycled paperboard segments.  The increase in revenues was due primarily to increased average net sales prices in our cement and concrete and aggregates segments and increased sales volumes in our gypsum wallboard and concrete segments, partially offset by decreased sales volumes in our cement, recycled paperboard and aggregates segments. The reduction in revenues from our legacy oil and gas proppants business was due primarily to reduced sales volumes. Excluding revenues from the CRS and Skyway Acquisitions, increased average net sales prices positively impacted net revenue during the nine months ended December 31, 2015, by approximately $20.3 million, partially offset by reduced sales volumes, which adversely impacted net revenue by approximately $18.2 million.

Cost of Goods Sold. Cost of goods sold was $208.5 million and $212.4 million during the three months ended December 31, 2015 and 2014, respectively. Excluding cost of goods sold of $10.1 million related to the CRS and Skyway Acquisitions, cost of goods sold declined approximately $14.0 million during the three months ended December 31, 2015 compared to the three months ended December 31, 2014.  The decrease in cost of goods sold was related to decreased sales volume which impacted cost of sales by $16.2 million, partially offset by increased operating costs, which increased cost of goods sold by approximately $2.2 million. The decrease in cost of goods sold related to sales volumes in the three months ended December 31, 2015, compared to December 31, 2014, was primarily related to our oil and gas proppants and gypsum wallboard segments, and was approximately $15.3 million and $5.4 million, respectively, partially offset by increased sales volumes in our cement segment of approximately $4.3 million.  The increase in operating costs in the three months ended December 31, 2015, compared to December 31, 2014, was primarily related to our cement and concrete and aggregates businesses and was approximately $0.9 million and $2.3 million, respectively, partially offset by decreased operating costs in our gypsum wallboard business of approximately $1.5 million.

Cost of goods sold was $717.1 million and $632.0 million during the nine months ended December 31, 2015 and 2014, respectively.  Excluding cost of goods sold of $93.9 million related to the CRS and Skyway Acquisitions, cost of goods sold declined approximately $8.8 million during the nine months ended December 31, 2015 compared to the three months ended December 31, 2014.  The decrease in cost of goods sold was related to decreased sales volumes, which decreased cost of sales by approximately $9.5 million, partially offset by increased operating costs, which increased cost of goods sold by approximately $0.7 million.  The decrease in cost of goods sold related to sales volumes in the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014, was primarily related to our oil and gas proppants business, and was approximately $22.5 million, partially offset by increased sales volumes in our cement, wallboard and concrete and aggregates businesses of approximately $7.5 million, 2.4 million and $4.7 million, respectively. Operating costs for the nine months ended December 31, 2015, compared to December 31, 2014, increased for our concrete and aggregates businesses by approximately $5.7 million, partially offset by decreased operating costs in our gypsum wallboard business of approximately $5.3 million. Cost of goods sold includes an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion.  We have fulfilled our obligations under this purchase contract.  Both of these charges were recorded in the quarter ended September 30, 2015.

Gross Profit. Gross profit was $68.9 million and $79.1 million during the three months ended December 31, 2015 and 2014, respectively. The 13% decrease in gross profit was due to decreased operating earnings in our oil and gas proppants, recycled paperboard and gypsum wallboard segments, which was primarily due to reduced sales volumes in these segments.  The gross profit margin decreased to 25% during the three months ended

December 31, 2015, compared to 27% during the three months ended December 31, 2014, primarily due to the operating loss in our oil and gas proppants business.

Gross profit was $174.3 million and $210.6 million during the nine months ended December 31, 2015 and 2014, respectively. The 17% decrease in gross profit was due to decreased operating earnings in our oil and gas proppants and recycled paperboard segments, which was primarily due to reduced sales volumes and increased operating costs in these segments.  The gross margin for the nine months ended December 31, 2015 declined to 20%, compared to 25% for the nine months ended December 31, 2014, primarily due to the operating loss in our oil and gas proppants business, which included an $28.4 million impairment of customer contract intangibles and the write-down of $9.4 million in raw sand inventory in the quarter ended September 30, 2015.  Excluding this expense, the gross margin for the nine months ended December 31, 2015 would have been 23%, which is relatively consistent with the gross margin for the nine months ended December 31, 2014.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture decreased $2.0 million, or 16%, for the three months ended December 31, 2015, compared to the similar period in 2014. The decrease is primarily due to a 21% decrease in sales volumes, partially offset by a decrease in operating costs. The sales volume decline was driven by heavy rainfall in Texas during October and December, and reduced demand for oil well cement.  The impact of the decrease in sales volumes on equity in earnings of our unconsolidated joint venture during the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was approximately $2.6 million, partially offset by a decrease in operating costs of approximately $0.6 million.  The decrease in operating costs was primarily related to maintenance, which decreased by approximately $0.3 million.

Equity in earnings of our unconsolidated joint venture decreased $4.3 million, or 12%, for the nine months ended December 31, 2015, compared to the similar period in 2014. The decrease is primarily due to a 21% decrease in sales volumes and an increase in operating costs, partially offset by a 6% increase in average net sales price. The decrease in sales volumes during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, was due primarily to unseasonably high rainfall during the first and third fiscal quarters, and reduced demand for oil well cement.  The impact of the decrease in sales volumes and increase in operating cost on equity in earnings of our unconsolidated joint venture during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, was approximately $7.2 million and $1.7 million, respectively, partially offset by an increase in average net sales price of approximately $4.6 million. The increase in operating costs was primarily due to an increase in maintenance costs of approximately $1.7 million.

Corporate General and Administrative. Corporate general and administrative expenses decreased 11% for the three months ended December 31, 2015, compared to the similar periods in 2014. The approximately $1.1 million decrease in corporate general and administrative expenses for the three months ended December 31, 2015, respectively, compared to 2014, is due primarily to a decrease in professional fees, which consist of legal, audit and investor related fees, of approximately $0.8 million. These fees decreased in the three months ended December 31, 2015, compared to December 31, 2014, primarily due to amounts spent during the prior fiscal quarter related to the CRS Acquisition and integration.

Corporate general and administrative expenses increased 12% for the nine months ended December 31, 2015, compared to the similar periods in 2014. The approximately $2.8 million increase in corporate general and administrative expenses for the three months ended December 31, 2015, respectively, compared to 2014, is due primarily to an increase in equity incentive compensation and legal expense, which increased approximately $2.4 million and $0.3 million during the nine months ended December 31, 2015, compared to the similar period in 2014. The increase in equity incentive compensation was primarily due to the Fiscal 2016 Employee Restricted Stock Awards, while the increase in legal expense during the nine months ended December 31, 2015, compared to the similar period in 2014, was primarily due to the legal issues discussed in Footnote (P) to the Unaudited Consolidated Financial Statements.

Acquisition and Litigation Expense. Acquisition and litigation expense for the three and nine months ended December 31, 2014 consists primarily of approximately $0.1 million and $1.8 million, respectively, of litigation expenses related to our lawsuit against the IRS.  This lawsuit was settled in January 2015.  The remaining expense consists of expenses related to the CRS Acquisition, which closed in November 2014, and were $0.4 million and $1.1 million of the three and nine months ended December 31, 2014, respectively.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, decreased approximately $0.1 million during the three months ended December 31, 2015, compared to the three months ended December 31, 2014. The 2% decrease in interest expense, net for the three months ended December 31, 2015, compared to the similar three months in the prior fiscal year, is due primarily to the reduction in interest from our Senior Notes and interest due to the IRS in connection with our lawsuit, which was settled in January 2015, partially offset by increased interest related to our Credit Facility. The decrease in interest in our Senior Notes is due to note maturities during the last twelve months, while the increase in interest from our Credit Facility is due to increased average borrowings under the Credit Facility, some of which were related to the repayment of the Senior Notes.

Interest expense increased approximately $0.7 million for the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, primarily due to increased interest expense from our Credit Facility, partially offset by decreased interest from our Senior Notes and interest due to the IRS in connection with our lawsuit, which was settled in January 2015. The increase in interest expense from our Credit Facility is due to greater outstanding balances during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, as a result of borrowings made to finance the CRS Acquisition in November 2014, the Skyway Acquisition in July 2015 and maturities of our Senior Notes in October 2014 and November 2015. Because of the increased borrowings, we expect interest expense to increase during fiscal 2016 compared to fiscal 2015.

Earnings Before Income Taxes. Earnings before income taxes were $68.2 million and $77.9 million during the three months ended December 31, 2015 and 2014, respectively. The decrease was primarily due to an approximately $10.3 million decrease in gross profit, an approximately $1.9 million decrease in equity in earnings of unconsolidated joint venture, partially offset by a decrease in interest expense, net of approximately $0.1 million and a decrease of approximately $1.1 million in corporate general and administrative expenses.

Earnings before income taxes were $166.9 million and $208.2 million during the nine months ended December 31, 2015 and 2014, respectively. The decrease was primarily due to an approximately $36.4 million decrease in gross profit, an approximate $4.3 million decrease in equity in earnings of unconsolidated joint venture, an increase in interest expense, net of approximately $0.7 million and an increase of approximately $2.8 million in corporate general and administrative expenses.

Income Taxes. Income tax expense was $53.5 million and $68.2 million for the nine months ended December 31, 2015 and 2014, respectively. The estimated effective tax rate for fiscal 2016, compared to fiscal 2015, remained consistent at approximately 32%.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended December 31, 2015 of approximately $45.8 million decreased 12% compared to net earnings for the quarter ended December 31, 2014 of approximately $52.0 million; while net earnings of $113.4 million decreased 19% compared to net earnings for the nine months ended December 31, 2014 of $140.1 million. Diluted earnings per share for the three and nine months ended December 31, 2015 were $0.92 and $2.26, respectively, compared to diluted earnings per share of $1.03 and $2.78 for the three and nine months ended December 31, 2014.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2015	2014	Percentage	2015	2014	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$135,419	$124,048	9%	$428,385	$397,845	8%
Gypsum Wallboard	108,907	118,573	(8%)	343,660	342,905	-
Recycled Paperboard	36,822	39,936	(8%)	111,285	112,994	(2%)
Oil and Gas Proppants	8,476	31,731	(73%)	49,608	53,325	(7%)
Concrete and Aggregates	31,779	27,116	17%	96,982	85,239	14%
Gross Revenues	321,403	341,404	(6%)	1,029,920	992,308	4%
Less: Intersegment Revenues	(17,986)	(16,766)	7%	(56,005)	(51,096)	10%
Less: Joint Venture Revenues	(26,008)	(32,907)	(21%)	(82,555)	(98,624)	(16%)
	$277,409	$291,731	(5%)	$891,360	$842,588	6%
Sales Volume
Cement (M Tons) (2)	1,212	1,205	1%	3,899	3,972	(2%)
Gypsum Wallboard (MMSF)	568	610	(7%)	1,764	1,746	1%
Recycled Paperboard (M Tons)	71	77	(8%)	215	219	(2%)
Concrete (M Yards)	266	246	8%	839	767	9%
Aggregates (M Tons)	792	682	16%	2,223	2,372	(6%)
Average Net Sales Prices (3)
Cement (2)	$97.10	$93.76	4%	$97.54	$91.43	7%
Gypsum Wallboard	157.99	158.95	(1%)	159.74	160.23	-
Recycled Paperboard	510.38	504.30	1%	506.42	505.09	-
Concrete	93.56	89.00	5%	92.54	86.77	7%
Aggregates	8.34	7.36	13%	8.28	7.54	10%
Operating Earnings
Cement (2)	$41,768	$37,578	11%	$116,058	$96,535	20%
Gypsum Wallboard	37,289	40,013	(7%)	118,185	114,443	3%
Recycled Paperboard	7,923	9,102	(13%)	22,091	24,633	(10%)
Oil and Gas Proppants	(9,153)	3,241	(382%)	(59,389)	3,315	(1892%)
Concrete and Aggregates	1,521	1,638	(7%)	7,304	5,959	23%
Other, net	1,163	488	138%	2,170	2,050	6%
Net Operating Earnings	$80,511	$92,060	(13%)	$206,419	$246,935	(16%)
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $135.4 million for the three months ended December 31, 2015, which is a 9% increase over revenues of $124.0 million for the three months ended December 31, 2014. Approximately $7.8 million of the increase in revenues for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was related to the Skyway Acquisition. The remaining increase in revenues during the three months ended December 31, 2015, compared to the three months ended December 31, 2014, is primarily due to a 4% increase in average net sales prices and a 1% increase in sales volumes.  The increase in average net sales prices and sales volumes during the three months ended December 31, 2015, compared to the three months ended December 31, 2014 positively impacted cement revenues by approximately $3.2 million and $0.4 million, respectively.  Sales volumes in our Texas and Oklahoma markets were negatively impacted by wet weather in October and December.  In Texas, demand for construction grade cement continues to offset much of the impact from lower oil well cement demand.

Cement operating earnings increased 11% to $41.8 million from $37.6 million for the three months ended December 31, 2015 and 2014, respectively. Approximately $2.2 million of the increase in operating earnings for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $3.2 million, partially offset by increased operating costs of approximately $1.2 million. The increase in operating costs in the three months ended December 31, 2015, compared to December 31, 2014, is primarily related to maintenance, purchased raw materials and labor costs, which negatively impacted operating margin by approximately $1.0 million, $1.1 million and 1.0 million, respectively. The increase in operating costs was partially offset by reduction in the percentage of purchased cement sold during the three months ended December 31, 2015, compared to the three months ended December 31, 2014.  The percentage of purchased cement sold declined approximately 3% from purchased cement sold during December 31, 2014, which positively impacted our operating earnings by approximately $2.0 million.  The operating margin increased to 31% for the third quarter of fiscal 2016, compared to 30% for the third quarter of fiscal 2015, primarily due to increased sales prices and a reduction in the percentage of sales of lower margin purchased cement.

Cement revenues were $428.4 million for the nine months ended December 31, 2015, which is an 8% increase over revenues of $397.8 million for the nine months ended December 31, 2014. Approximately $17.1 million of the increase in revenues for the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, was related to the Skyway Acquisition. The remaining increase in revenue during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014, is primarily due to a 7% increase in average net sales prices, partially offset by a 2% decrease in sales volumes.  The increase in average net sales prices during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014 positively impacted cement revenues by approximately $21.2 million, while the decrease in sales volumes negatively impacted cement revenues by approximately $7.9 million.  The decrease in sales volumes during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014 was primarily related to above average rainfall during April and May 2015 in our Texas, Oklahoma and Colorado markets, as well as wet weather in our Texas and Oklahoma markets during October and November. In Texas, demand for construction grade cement continues to offset much of the impact from lower oil well cement demand.

Cement operating earnings increased 20% to $116.1 million from $96.5 million for the nine months ended December 31, 2015 and 2014, respectively. Approximately $4.9 million of the increase in operating earnings for the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $21.3 million, partially offset by decreased sales volumes and increased operating costs of approximately $5.2 million and $1.5 million. The increase in operating costs in the nine months ended December 31, 2015, compared to December 31, 2014, is primarily related to increased maintenance and purchased raw materials, which adversely impacted operating earnings by approximately $5.5 million and $1.3 million, respectively, partially offset by decreased energy costs of approximately $2.6 million.  Additionally, the percentage of purchased cement sold during the nine months ended December 31, 2015, declined approximately 3% compared to the percentage of purchased cement sold for the three months ended December 31, 2014, which positively impacted our operating costs by approximately $2.8 million.  The increase in maintenance costs was due primarily to a shift in the timing of some of our annual maintenance outages, which adversely impacted operating earnings by approximately $3.0 million during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015. The operating margin increased to 27% for the nine months ended December 31, 2015, compared to 24% for the nine months ended December 31, 2014, primarily due to increased sales prices and a reduction in the percentage of sales of lower margin purchased cement.

Gypsum Wallboard Operations. Sales revenues decreased 8% to $108.9 million for the three months ended December 31, 2015, from $118.6 million for the three months ended December 31, 2014, primarily due to a 7% decrease in sales volumes and a 1% decrease in average net sales price. The decrease in sales volumes and average net sales price negatively impacted revenues by approximately $8.2 million and $1.5 million, respectively. The decrease in sales volumes is primarily due to our benefiting in prior years from pre buying activity in advance of our price increase.  During fiscal 2016, there was a shift in the timing of our price increase from January 1st to March 31st.  Our market share was essentially unchanged during the last year.

Operating earnings decreased to $37.3 million for the three months ended December 31, 2015, compared to $40.0 million for the three months ended December 31, 2014, primarily due to the decrease in our sales volumes and average net sales prices, which adversely impacted operating earnings by approximately $2.7 million and $1.5 million, respectively, partially offset by reduced operating costs, which positively impacted operating earnings by approximately $1.5 million. The decrease in operating costs during the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was primarily due to reduced freight, natural gas and electricity, which positively impacted operating earnings by approximately $0.9 million, $1.6 million and $0.3 million, respectively, partially offset by increased maintenance and paper costs of approximately $0.8 million and $0.3 million, respectively. Our operating margin remained flat at 34% for both of the three months ended December 31, 2015, and 2014. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased to $343.7 million for the nine months ended December 31, 2015, from $342.9 million for the nine months ended December 31, 2014, primarily due to a 1% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $3.5 million, partially offset by a decline in average net sales prices, which adversely impacted revenues by approximately $2.7 million.  The increased sales volumes are primarily due to increased construction activity in fiscal 2016, compared to fiscal 2015. Our market share was essentially unchanged during the last year.

Operating earnings increased to $118.2 million for the nine months ended December 31, 2015, compared to $114.4 million for the nine months ended December 31, 2014, primarily due to the increase in our sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $1.2 million and $5.3 million, respectively, partially offset by reduced average net sales prices, which adversely impacted operating earnings by approximately $2.7 million. The decrease in operating costs during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, was primarily due to reduced freight, natural gas and other raw materials costs, which positively impacted operating earnings by $1.8 million, $4.4 million and $1.4 million, respectively, partially offset by increased maintenance costs of approximately $2.4 million. Our operating margin increased to 34% for the nine months ended December 31, 2015, compared to 33% for the nine months ended December 31, 2014, primarily due to the reduction in operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues decreased 8% to $36.8 million during the three months ended December 31, 2015, compared to $39.9 million for the three months ended December 31, 2014. The decrease in revenues during the quarter ended December 31, 2015 compared to December 31, 2014, is due primarily to an 8% decrease in sales volumes, which adversely impacted revenues by approximately $3.1 million, partially offset by the increase in average net sales prices which positively impacted revenues by approximately $0.1 million.  The decrease in sales volumes was related to lower sales volumes in the gypsum wallboard industry, as noted above.

Operating earnings decreased to $7.9 million for the third quarter of fiscal 2016, compared to $9.1 million for the third quarter of fiscal 2015. The decrease in operating earnings is primarily due to decreased sales volumes and increased operating costs, which adversely impacted operating earnings by approximately $0.8 million and $0.4 million, respectively. The increase in operating costs is primarily related to increased annual maintenance costs, which negatively impacted operating earnings by approximately $0.8 million, partially offset by lower natural gas costs, which positively impacted operating earnings by approximately $0.5 million, respectively. The operating margin decreased to approximately 22% during the third quarter of fiscal 2016, from approximately 23% during the third quarter of fiscal 2015, primarily due to increased operating costs.

Revenues decreased 2% to $111.3 million during the nine months ended December 31, 2015, compared to $113.0 million for the nine months ended December 31, 2014. The decrease in revenues during the nine months ended December 31, 2015 compared to December 31, 2014, is due primarily to a 2% decrease in sales volumes, which adversely impacted revenues by approximately $2.1 million, partially offset by an increase in average net sales prices that positively impacted revenues by approximately $0.4 million.  The decrease in sales volumes was related to lower sales volumes in the gypsum wallboard industry, as noted above.

Operating earnings decreased to $22.1 million for the nine months ended December 31, 2015, compared to $24.6 million for the nine months ended December 31, 2014. The decrease in operating earnings is primarily due to increased operating costs and decreased sales volumes, which negatively impacted operating earnings by approximately $2.3 million and $0.4 million, respectively, partially offset by increased sales volumes, which positively impacted operating earnings by $0.4 million. The increase in operating costs is primarily related to increased recycled fiber and annual maintenance costs, which negatively impacted operating earnings by approximately $1.6 million and $1.3 million, respectively, partially offset by lower natural gas costs, which positively impacted operating earnings by approximately $1.2 million. The increase in operating costs was the primary reason operating margin decreased to 20% during the nine months ended December 31, 2015, compared to 22% during the nine months ended December 31, 2014.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 17% to $31.8 million for the three months ended December 31, 2015, compared to $27.1 million for the three months ended December 31, 2014. The primary reason for the increase in revenue for the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015, was the 5% and 13% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $2.1 million.  Additionally, sales volumes for our concrete and aggregates businesses increased 8% and 16%, respectively, during the three months ended December 31, 2015, compared to December 31, 2014, positively impacting revenue by approximately $2.6 million.  Increases in sales volumes were primarily in our greater Kansas City market.

Operating earnings decreased 7% to approximately $1.5 million for the three months ended December 31, 2015, compared to $1.6 million for the three months ended December 31, 2014. Operating earnings during the three months ended December 31, 2015, compared to the three months ended December 31, 2014, were adversely impacted by increased operating costs, which decreased operating earnings by approximately $2.3 million, partially offset by increased average net sales prices, which positively impacted operating earnings by approximately $2.1 million. The increase in operating costs during the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was primarily related to purchased materials and maintenance, which adversely impacted operating earnings by approximately $1.4 million and $0.6 million, respectively.

Concrete and aggregates revenues increased 14% to $97.0 million for the nine months ended December 31, 2015, compared to $85.2 million for the nine months ended December 31, 2014. The primary reason for the increase in revenue for the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, was the 7% and 10% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $6.6 million.  The increase in sales volumes by our concrete business was partially offset by lower sales volumes in our aggregates during the nine months ended December 31, 2015, compared to December 31, 2014, and positively impacted revenues by approximately $5.2 million.

Operating earnings increased 23% to approximately $7.3 million for the nine months ended December 31, 2015, compared to $6.0 million for the nine months ended December 31, 2014. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $6.6 million and $0.4 million, respectively, partially offset by increased operating costs of approximately $5.7 million during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014. The increase in operating costs during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014, was primarily related to purchased materials and maintenance, which adversely impacted operating earnings by approximately $4.5 million and $0.7 million, respectively.

Oil and Gas Proppants. Revenues for our oil and gas proppants segment decreased to $8.5 million for the three months ended December 31, 2015, compared to $31.7 million for the three months ended December 31, 2014.  Revenues from our CRS Acquisition were positively impacted by approximately $7.8 million and $9.5 million for the three months ended December 31, 2015 and 2014, respectively.  The remaining decrease in revenues was due to a decline in sales volumes at our legacy facility in Corpus Christi which adversely impacted revenues by approximately $21.5 million.

Operating loss for the three months ended December 31, 2015 was approximately $9.2 million, compared to operating income of approximately $3.2 million during the three months ended December 31, 2014. The operating loss was primarily due to decreased average net sales prices and sales volumes that impacted operating loss by $3.5 million and $8.9 million, respectively. The decrease in average net sales price and sales volumes are due to the reduced price of crude oil, which has sharply reduced demand for oil well services.

Revenues for our oil and gas proppants segment decreased to $49.6 million for the nine months ended December 31, 2015, compared to $53.3 million for the nine months ended December 31, 2014.  Revenues from our CRS Acquisition were positively impacted by approximately $39.1 million and $9.5 million for the three months ended December 31, 2015 and 2014, respectively.  The remaining decrease in revenues was due to a decline in sales volumes and average net sales prices at our legacy facility in Corpus Christi which adversely impacted revenues by approximately $32.2 million and $1.1 million, respectively.

Operating loss for the nine months ended December 31, 2015 was approximately $59.4 million, compared to operating income of approximately $3.3 million during the nine months ended December 31, 2014. The increased operating loss was primarily due to increased operating costs and reduced average net sales prices that increased the operating loss by $50.2 million and $13.1 million, respectively. Operating loss for the nine months ended December 31, 2015 includes an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion.  We have fulfilled our obligations under this purchase contract.

GENERAL OUTLOOK

The drivers of construction products demand continue to improve incrementally, supporting the notion that a cyclic recovery is underway.  The recovery continues to hinge on the pace of growth in the U.S. economy. In December 2015, the Fixing America’s Surface Transportation Act, or “FAST Act” was signed into law.  This is the first significant transportation act enacted in ten years.  The FAST Act is a five year legislation to improve the nation’s surface transportation infrastructure, including roads, bridges, transit systems and rail transportation network.  Increased infrastructure spending in the future should positively impact both our cement and concrete and aggregates businesses.

Our cement sales network stretches across the central U.S., both east to west and north to south. While we anticipate construction grade cement consumption to continue to increase during calendar 2016, each region will increase at a different pace. Cement markets are affected by infrastructure spending, industrial construction and residential building activity. We expect volume and pricing improvements to vary in each of our cement markets.

We do not necessarily anticipate significant increases in concrete and aggregate sales volumes in northern California. We are experiencing a recovery in both volume and price in our Austin, Texas markets, and expect price and volumes to continue to improve throughout calendar 2016. Demand in the greater Kansas City area is expected to improve during calendar 2016, compared to calendar 2015.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling.  Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2016. Industry shipments of gypsum wallboard were approximately 22.1 billion square feet in calendar 2015, and we anticipate demand to improve by approximately 5% in calendar 2016.

We anticipate increased demand for gypsum wallboard to positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during calendar 2016 both in gross tons and as a percentage of total sales volumes.

The decline in oil and gas rig count and well completion activity has adversely impacted oil and gas activity, leading to reduced demand and pricing for proppants.  We anticipate these conditions to persist throughout calendar 2016; however, we remain focused on strengthening our low-cost position and taking this opportunity to continue to build out our low delivered cost position to targeted shale plays.

We will continue to consider the impact reduced oil prices and rig counts have on the operating performance of our oil and gas proppants business and, if necessary, determine whether these trends indicate additional impairment in the value of the tangible and intangible assets of this business.  If market conditions continue to deteriorate, both in terms of oil pricing and reduced rig counts, we will perform impairment tests to determine if any actual impairment has occurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2015	2014
	(dollars in thousands)
Net Cash Provided by Operating Activities	$216,290	$183,143
Investing Activities:
Capital Expenditures	(75,536)	(64,959)
Acquisitions	(32,427)	(237,171)
Net Cash Used in Investing Activities	(107,963)	(302,130)
Financing Activities:
Increase (Decrease) in Long-Term Debt	(12,045)	136,500
Dividends Paid	(15,078)	(15,044)
Shares Repurchased and Retired	(76,231)	-
Shares Repurchased to Settle Employee Taxes on RSUs	(1,815)	(1,356)
Payment of Debt Acquisition Costs	-	(1,661)
Proceeds from Stock Option Exercises	2,580	4,270
Excess Tax Benefits from Share Based Payment Arrangements	2,504	3,493
Net Cash Provided by (Used In) Financing Activities	(100,085)	126,202
Net Increase in Cash	$8,242	$7,215

Cash flows from operating activities increased to $216.3 million during the nine months ended December 31, 2015, compared to $183.1 million during the similar period in 2014. This increase was largely attributable to increased cash flows from changes in operating assets and liabilities and reduced distributions from Joint Venture.  Excluding the impact of inventory purchased in the Skyway Acquisition, cash flows from operations were positively impacted during the nine months ended December 31, 2015 by decreases in accounts and notes receivable and inventories of approximately $11.8 million and $5.4 million, respectively, partially offset by a decrease in accounts payable and accrued liabilities and federal income taxes payable of approximately $10.2 million and $5.7 million, respectively.  Excluding the impact of the CRS Acquisition, cash flows from operations during the nine months ended December 31, 2014, were negatively impacted by increased accounts and notes receivable and inventories of approximately $19.1 million and $10.3 million, respectively, partially offset by increases in accounts payable and accrued liabilities and income taxes payable of approximately $6.4 million and $4.3 million, respectively, and a decrease in other assets of approximately $3.9 million.

Working capital increased to $249.3 million at December 31, 2015, compared to $182.1 million at March 31, 2015, primarily due to increased income taxes receivable and decreased accounts payable and accrued liabilities and repayment of the current portion of long term debt of approximately $8.3 million, $16.4 million, and $49.0 million, respectively, partially offset by decreased accounts receivable and inventories of approximately $9.7 million and $3.0 million, respectively.  The decrease in accounts receivable is due primarily to improved collection times and a reduction in sales in our oil and gas proppants business, which generally had longer payment terms, during the three months ended December 31, 2015, compared to the three months ended March 31, 2015.  The decrease in accounts payable and accrued liabilities is primarily due to increased accruals at year end for expected cement plant outages as well as certain construction payables related to our plant expansion in New Auburn, Wisconsin. Working capital related to the Skyway Acquisition increased working capital at December 31, 2015 by approximately $1.5 million, and primarily consisted of accounts receivable and inventory, partially offset by accounts payable and accrued liabilities.

The decrease in accounts and notes receivable at December 31, 2015, compared to March 31, 2015, is due primarily to improved collection times and a reduction in sales in our oil and gas proppants business, which generally had longer payment terms, during the three months ended December 31, 2015, compared to the three months ended March 31, 2015.  As a result of the improved collection times  and reduction in sales in our oil and gas proppants segment, accounts and notes receivable declined to 37% of quarterly revenues at December 31, 2015, down from 51% of quarterly sales at March 31, 2015. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at December 31, 2015; however, during the quarter ended September 30, 2015 we increased our allowance for doubtful accounts approximately $2.0 million in recognition of the downturn in our oil and gas proppants business, and potential financial impact of this downturn on our customers. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at December 31, 2015.

Our inventory balance at December 31, 2015 declined approximately $3.0 million from our inventory balance at March 31, 2015. Within our inventory, raw materials and materials-in-progress, finished cement and paperboard inventory decreased approximately $3.9 million, $1.5 million and $1.6 million, respectively, partially offset by an increase in repair parts and supplies of approximately $4.0 million. The decrease in raw materials and materials-in-progress was due to the conversion of clinker inventory to meet sales demand and the write-down of $9.4 million in raw sand inventory values at September 30, 2015 associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion, partially offset by increased raw sand tonnage at December 31, 2015, compared to March 31, 2015.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the seasonal demand increases in the spring and summer.  The decline in paperboard inventory was due primarily to timing and maintenance downtime during the three months ended December 31, 2015.  The largest individual balance in our inventory is our repair parts. The increase in repair parts and supplies was due primarily to the buildup of inventory for our expected outages during the early spring of 2016.  These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories with the exception of raw frac sand inventory, and our inventories have a low risk of obsolescence due to our products being basic construction materials or sand used in hydraulic fracturing. During the quarter ended September 30, 2015, we recorded a $9.4 million write-down of raw sand inventory values.  We believe no additional revision is necessary at December 31, 2015.

Net cash used in investing activities during the nine months ended December 31, 2015 was approximately $108.0 million, compared to net cash used in investing activities of approximately $302.1 million during the similar period in 2014, a decrease of $194.1 million. The decrease in net cash used in investing activities is primarily related to the CRS Acquisition in November 2014, partially offset by the Skyway Acquisition and additional capital expenditures in our oil and gas proppants segment during the nine months ended December 31, 2015.  We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2016, which is consistent with historic levels.

Net cash used in financing activities was approximately $100.1 million during the nine months ended December 31, 2015, compared to net cash provided by financing activities of approximately $126.2 million during the similar period in 2014. This $226.3 million increase in net cash used in financing activities is primarily due to the repayment of approximately $12.0 million in debt during the nine months ended December 31, 2015, compared to borrowings of $136.5 million in the nine months ended December 31, 2014.  These borrowings related to the CRS Acquisition in November 2015.  Additionally, during the nine months ended December 31, 2015, we repurchased and retired approximately $76.2 million of our outstanding common stock.  Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 32.3% and 31.6%, respectively, at December 31, 2015, compared to 33.7% and 33.4%, respectively, at March 31, 2015.

Debt Financing Activities.

Bank Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum plus an agreed margin (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be up to a period of nine months at the option of the Company.  The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio.  The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements.  The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $375.0 million of borrowings outstanding at December 31, 2015.  Based on our Leverage Ratio, we had $116.0 million of available borrowings, net of the outstanding letters of credit, at December 31, 2015.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2015, we had $9.0 million of letters of credit outstanding.

Senior Notes - We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. Since entering into the 2005 Note Purchase Agreement, we have repurchased $81.1 million in principal of the Series 2005A Senior Notes (in periods prior to the fiscal year ended March 31, 2013). During November 2012, Tranche A of the Series 2005A Senior Notes matured and we retired the remaining $4.7 million in notes from this Tranche and during November 2015 Tranche B of the Series 2005A Senior Notes matured and we retired the remaining $57.0 million from this Tranche. Following these repurchases and maturities, the amounts outstanding for each of the remaining tranches are as follows:

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

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at December 31, 2015.

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

We do not have any off balance sheet debt, except for approximately $50.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At December 31, 2015, we had $9.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $13.6 million in performance bonds relating primarily to our mining operations.

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

Dividends.

Dividends paid were $15.1 million and $15.0 million for the nine month periods ended December 31, 2015 and 2014, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases.

	Common Stock
	Shares Purchased	Average Price Paid Per Share
July 1 through July 31, 2015	-	$-
August 1 through August 31, 2015	62,000	75.77
September 1 through September 30, 2015	82,000	73.73
Quarter 2 Totals	144,000	$74.61

October 1 through October 31, 2015	240,000	$70.31
November 1 through November 30, 2015	520,000	67.95
December 1 through December 31, 2015	220,000	60.47
Quarter 3 Totals	980,000	$66.85
Year to Date Totals	1,124,000	$67.84

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During the nine months ended December 31, 2015, we have repurchased 1,124,000 shares at an average price of $67.84.  At December 31, 2015 we have authorization to purchase an additional 6,376,000 shares.

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

During the nine months ended December 31, 2015, 22,287 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures.

The following table compares capital expenditures:

		For the Nine Months Ended December 31,
	Acquisition	2015	2014
		(dollars in thousands)
Land and Quarries	$2,290	$18,151	$3,572
Plants	18,331	37,046	29,200
Buildings, Machinery and Equipment	3,955	20,339	32,187
Total Capital Expenditures	$24,576	$75,536	$64,959

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2016. Total capital expenditures for fiscal 2016, including sustaining capital expenditures, are expected to be approximately $80.0 million to $85.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at December 31, 2015, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $375.0 million of borrowings at December 31, 2015 would increase our interest expense by approximately $3.8 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court granted final approval of USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims. At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses associated with these lawsuits.  Defendants’ motions for summary judgement were filed in the class actions in the first quarter of fiscal 2016 and a hearing on the motion occurred on November 23, 2015.  The judge has not yet made a ruling on the motion for summary judgement.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve through calendar 2015; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely impacted by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

On April 17, 2015, the EPA published its final rule addressing the storage, reuse and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design and operating specifications, groundwater monitoring requirements, corrective action requirements, recordkeeping and reporting obligations, and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 14, 2015, with many of the requirements phased in months or years after the effective date. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition and results of operations.

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

As of December 31, 2015, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $375.0 million. As of the same date, each change in interest rates of 100 basis points would result in an approximate $3.8 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

EAGLE MATERIALS INC.
Registrant

January 29, 2016	/s/ STEVEN R. ROWLEY
Steven R. Rowley President and Chief Executive Officer (principal executive officer)

January 29, 2016	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 29, 2016	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)