Form 10-K
period 2016-03-31
EAGLE MATERIALS INC
filed 2016-05-25
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES   ☐     NO   ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2015 (the last business day of the registrants’ most recently completed second fiscal quarter) was approximately $3.3 billion.

As of May 19, 2016, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,282,065

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 4, 2016 are incorporated by reference in Part III of this Report.

1

PART I

ITEM 1.	BUSINESS

Overview

Eagle Materials Inc. (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) is a leading supplier of construction products, building materials, and materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, slag, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”), and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares in EXP to its shareholders.

We sell cement in six regional markets, including northern Nevada and California, the greater Chicago area, the Rocky Mountain region, the Central Plains region and Texas, and we sell slag in the greater Chicago, Illinois area and the greater Midwest area. We have three concrete and aggregates businesses, serve the areas immediately surrounding Austin, Texas, the greater Kansas City area and north of Sacramento, California. Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities. We also operate a recycled paperboard business which sells internally to our wallboard business as well as to external customers.  Oil well cement and frac sand are sold into shale deposit zones across the United States.

Our products are commodities that are essential in commercial and residential construction, public construction projects, projects to build, expand and repair roads and highways and in natural gas and oil extraction. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are geographically diverse, providing us with regional economic diversification. The markets for our cement and slag products are more regional due to the low value-to-weight ratio of cement and slag, which generally limit shipments by truck to a 150 mile radius of the plants and up to 300 miles by rail. Our cement companies focus on the U.S. heartland in Texas, Oklahoma, Missouri, Nebraska, Kansas, Colorado, Wyoming and Nevada, as well as the Chicago, Illinois metropolitan area.  Slag is ground in the greater Chicago, Illinois area and sold primarily in Illinois, Pennsylvania, Iowa, Ohio, Minnesota and Kansas.  Our concrete and aggregates are more local as our operations serve the areas immediately surrounding Austin, Texas, the greater Kansas City area and north of Sacramento, California.  Demand for cement, concrete and aggregates may fluctuate more widely because local and regional markets and economies can be more sensitive to changes than the national market, as well as being more susceptible to seasonal impact due to adverse weather.

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

Our goal, through continuous improvement, is to be the lowest cost producer in each of the markets in which we compete. As such, we will continue to focus on reducing costs and improving our operations, recognizing that being a low cost producer is a key to our success.

Demand continues to increase for our construction products and building materials businesses, as underlying economic fundamentals in the U.S. continued to improve during calendar 2015. Cement consumption in the United States, as estimated by the Portland Cement Association, increased approximately 4% to 99.0 million short tons in calendar 2015, compared to 95.4 million short tons in calendar 2014, with imported cement consumption increasing to approximately 13% of total sales in calendar 2015, compared to 9% in calendar 2014. Although cement consumption increased in calendar 2015, our cement volumes for fiscal 2016 remained consistent with 2015, primarily due to poor weather in certain of our markets in the spring and fall of 2015.

Demand for gypsum wallboard continues to improve as well, as industry shipments of gypsum wallboard increased to 22.0 billion square feet in calendar 2015, compared to 21.5 billion square feet in calendar 2014, primarily due to the approximately 10%  and 12% increase in single family and multi-family housing starts during calendar 2015 compared to calendar 2014.

Drilling and completion activity for oil and gas declined during calendar 2015, primarily due to the decrease in oil and gas prices during the year.  The decline in oil prices adversely impacted drilling activity, which reduced demand for our frac sand products and oil well cement.  This demand has also had a downward impact on the price of frac sand, which has declined since the peak in 2014.  We do not expect any meaningful increase in oil and gas drilling activity during calendar 2016.

At March 31, 2016, we operated six cement plants (one of which belongs to our joint venture company), one slag grinding facility, sixteen cement distribution terminals, five gypsum wallboard plants, one recycled paperboard plant, seventeen concrete batching plants, four aggregates facilities, three frac sand wet processing facilities, three frac sand drying facilities and six frac sand trans-load locations. Our gypsum wallboard plant in Bernalillo, New Mexico has been idled since 2009. During the fourth quarter of fiscal 2016, we idled our Corpus Christi, Texas frac sand processing plant and our Kenedy, Texas and Fowlerton, Texas trans-load facilities, along with our Utica, Illinois frac sand mine. We intend to re-open the idled facilities when market conditions improve.

We continue to focus on growth through acquisitions or expansion of existing facilities that we believe provide an opportunity to realize an appropriate return on investment and create value for our shareholders.

On July 10, 2015, we completed the acquisition of a 0.6 million ton per year Granulated Ground Blast Furnace Slag (“Slag”) plant in South Chicago (the “Skyway Plant”) with Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, Slag is used in conjunction with Portland cement to make a lower permeability concrete.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

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

On November 14, 2014, we acquired all of the outstanding equity interests of CRS Holdco LLC, CRS Proppants LLC, Great Northern Sand LLC, and related entities (collectively, “CRS Proppants”) (such acquisition, the “CRS Acquisition”). CRS Proppants is a supplier of frac sand to the energy industry, and its business currently consists of a frac sand mine in New Auburn, Wisconsin, and a trans-load network into Texas and southwest Oklahoma. The purchase price (the “CRS Purchase Price”) paid by the Company for the CRS Acquisition was approximately $236.1 million in cash, including approximately $8.9 million for in-process capital expenditures paid through the closing date, estimated working capital and other estimated closing amounts. This expansion was completed during the first quarter of fiscal 2016, at a cost of approximately $8.0 million.

Industry Segment Information

We currently have five different business segments, which are Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard and Oil and Gas Proppants.  A description of these business segments can be found on pages 3-19.

We conduct one of our six cement plant operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the joint venture and account for our interest using the equity method of accounting. However, for segment reporting purposes, we proportionately consolidate our 50% share of the cement joint venture’s revenues and operating earnings, which is consistent with the way management organizes the segments within the Company for making operating decisions and assessing performance. Revenues from external customers, operating earnings, identifiable assets, depreciation, depletion and amortization, and capital expenditures by segment are presented in Footnote (G) of the Notes to Consolidated Financial Statements on pages 72-75.

Cement, SlaG, CONCRETE AND AGGREGATES Operations

Company Operations

Cement and Slag. Our cement production facilities are located in or near Buda, Texas; LaSalle, Illinois; Laramie, Wyoming; Sugar Creek, Missouri; Tulsa, Oklahoma and Fernley, Nevada, and our slag grinding facility is located in Chicago, Illinois. Our slag facility and all of our cement subsidiaries are wholly-owned except the Buda, Texas plant, which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name Illinois Cement Company; the Laramie, Wyoming plant operates under the name Mountain Cement Company; the Fernley, Nevada plant operates under the name Nevada Cement Company and our Sugar Creek, Missouri and Tulsa, Oklahoma plants operate under the name Central Plains Cement Company. Our slag facility operates under the name Skyway Cement Company.

Cement is the basic binding agent for concrete, a primary construction material. All of our cement plants utilize dry process technology and, at present, approximately 75% of our clinker capacity is from preheater or preheater/pre-calciner kilns. Slag granules are obtained from a steel company and ground in our grinding facility.  Slag is used in concrete mix designs to improve the durability of concrete which should reduce future maintenance costs.

The following table sets forth certain information regarding our cement plants:

Plant Location	Owned or Leased Reserves	Rated Annual Clinker Capacity (M short tons)(1)	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (M short tons) (2)	Estimated Minimum Limestone Reserves (Years)	Fiscal 2016 Tons Mined (Thousand tons)
Buda, TX	Owned	1,300 (3)	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	224,500	50+	1,830

LaSalle, IL	Owned	1,000	Dry – 5 Stage Preheater/ Pre-calciner	1	2006	35,530	30	1,215

Sugar Creek, MO	Owned Leased	1,000	Dry – 5 Stage Preheater/ Pre-calciner	1	2002	137,000 15,000	50+	1,090

Laramie, WY	Owned Leased	650	Dry – 2 Stage Preheater Dry – Long Dry Kiln	1 1	1988 1996	125,000 7,000	50+	860

Tulsa, OK	Owned	650	Dry – Long Dry Kiln	2	1961 1964	41,260	44	785

Fernley, NV	Owned Leased	500	Dry – Long Dry Kiln Dry – 1 Stage Preheater	1 1	1964 1969	14,400 70,600	50+	680
Total-Gross (4)		5,100
Total-Net (4)(5)		4,450
(1)	One short ton equals 2,000 pounds.
(2)	All limestone reserves are deemed to be probable under the definition provided by Industry Guide 7.
(3)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(4)	Generally, a plant’s cement grinding production capacity is greater than its clinker production capacity.
(5)	Net of partner’s 50% interest in the Buda, Texas plant.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 4.2 million short tons in both fiscal 2016 and fiscal 2015. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 4.8 million short tons in in fiscal 2016 and fiscal 2015. The Joint Venture also owns a minority interest in an import terminal in Houston, Texas and can purchase up to 495,000 short tons annually from this cement terminal.

Our slag facility can process up to 0.6 million tons per year, and is located in Chicago, Illinois.  Our net slag production and slag sales both totaled 0.3 million tons from the date of purchase in July 2015 through the end of fiscal 2016.

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

We produce and distribute readymix concrete from company-owned sites north of Sacramento, California; Austin, Texas and the greater Kansas City area. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	26
Austin, Texas	6	78
Kansas City Area	8	110
Total	17	214

We conduct aggregate operations near our concrete facilities in northern California; Austin, Texas and the greater Kansas City area. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations:

Location	Owned or Leased	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Estimated Minimum Reserves ( Thousand Tons) (1)	Estimated Minimum Reserves (Years)	Fiscal 2016 Tons Mined (Thousand Tons)
Northern California	Owned	Sand and Gravel	4,000	915,000	100+	815
Austin, Texas	Owned Leased	Limestone	3,000	4,300 69,000	44	1,900
Kansas City Area	Owned	Limestone	700	51,000(2)	50+	600
(1)	All reserves are deemed to be probable under the definition of Industry Guide 7.
(2)	Includes reserves located in our underground mine that we believe can be economically used for aggregate supply.

Our total net aggregate sales were 3.0 million tons in both fiscal 2016 and fiscal 2015. Total aggregates production was 3.4 million tons and 3.6 million tons for fiscal 2016 and fiscal 2015, respectively. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas, the greater Kansas City area and California.

Raw Materials and Fuel Supplies

Cement and Slag. The principal raw material used in the production of Portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries that we own or lease and are located in close proximity to our plants. We believe that the estimated recoverable limestone reserves owned or leased by us will permit each of our plants to operate at our present production capacity for at least 30 years. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum. These materials are readily available and can either be obtained from Company-owned or leased reserves or purchased from outside suppliers.

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas, if necessary. The cost of fuel declined in fiscal 2016 as compared to fiscal 2015, primarily due to the increased use of petroleum coke and alternative fuels as a percentage of total fuel. The Tulsa plant currently burns fuel quality wastes, as well as coal and petroleum coke, and the Sugar Creek plant currently burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012, both plants had existing alternative fuels programs managed by a company that supplies alternative fuels and materials to the cement plants. In keeping with Eagle’s commitment to sustainability and to cost management, we continued these programs to manage our alternative fuels and materials at those plants.

We have a long term supply agreement with a steel manufacturer to supply granules necessary for the grinding of slag.  This agreement allows for the purchases of 550,000 tons per year.

Electric power is also a major cost component in the manufacturing process for both cement and slag, and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our cement plants approximately 100% of the cement requirements for both our greater Kansas City and northern California concrete operations. We internally supply approximately 35%, 10% and 80%, respectively, of our aggregates requirements for our Austin, greater Kansas City and northern California concrete operations. We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The quarry serving our northern California business is estimated to contain over nine hundred million tons of sand and gravel reserves. The quarry serving our Austin, Texas market is covered by a lease which expires in 2060. Based on its current production capacity, we estimate our northern California and Austin, Texas quarries contain over 100 years and approximately 25 years of reserves, respectively. Our quarries in the Kansas City market currently have approximately 50 years of reserves, and we are actively seeking additional more economical reserves to extend the life of the quarry.

Sales and Distribution

Cement and Slag. The principal sources of demand for cement and slag are infrastructure, commercial construction and residential construction, with public works infrastructure comprising over 50% of total demand. Cement consumption increased approximately 4% during calendar 2015 from calendar 2014, and the Portland Cement Association forecasts cement consumption will increase another 3.4% in calendar 2016. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification. Demand for slag has increased as the availability of fly ash has decreased due to the conversion of power plants to natural gas from coal.

The following table sets forth certain information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have a total of 16 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Principal Geographic Areas	Distribution Terminals

Buda, Texas	Cement	Texas and western Louisiana	Corpus Christi, Texas Houston, Texas Roanoke (Ft. Worth), Texas Waco, Texas Houston Cement Company (Joint Venture), Houston, Texas

LaSalle, Illinois	Cement	Illinois and southern Wisconsin	Hartland, Wisconsin

Sugar Creek, Missouri	Cement	Western Missouri, eastern Kansas and northern Nebraska	Sugar Creek, Missouri Iola, Kansas Wichita, Kansas Omaha, Nebraska

Laramie, Wyoming	Cement	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah Denver, Colorado North Platte, Nebraska

Tulsa, Oklahoma	Cement	Oklahoma, western Arkansas and southern Missouri	Oklahoma City, Oklahoma Springfield, Missouri

Fernley, Nevada	Cement	Northern Nevada and northern California	Sacramento, California

Chicago, Illinois	Slag	Greater Chicago area, Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri Cincinnati, Ohio(1) Des Moines, Iowa(1) St. Paul, Minnesota(1) Tarentum, Pennsylvania(1)
(1)	These facilities are currently being leased.

Cement and slag is distributed directly to our customers mostly through customer pickups, as well as by common carriers from our plants or distribution terminals. We transport cement and slag by barge and rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement segment sales during fiscal 2016. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

Four of our slag terminals are currently being leased from the former owner.  The initial term of the lease is one year from the date of purchase, and includes the option to extend the term for two one year periods, the first of which has been exercised for all locations.

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

The Portland Cement Association estimates that imports represented approximately 13% of cement used in the U.S. during calendar year 2015, and approximately 9% in both calendar year 2014 and 2013. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total consumption will consistently be served by imported cement.

Concrete and Aggregates. Demand for readymix concrete and aggregates largely depend on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Austin, the greater Kansas City area and northern California are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% or more of our segment revenues during fiscal 2016. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

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

Eight environmental issues involving the cement manufacturing industry deserve special mention.

The first environmental issue involves cement kiln dust or CKD. The U.S. Environmental Protection Agency (“EPA”) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. Although the EPA had previously indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards, as of May 1, 2016, the EPA still has not finalized the 1999 proposal. Based on currently available information, it is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

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

In response to the Supreme Court’s ruling in Massachusetts v. EPA, 127 S. Ct. 1438 (2007), that GHGs are “air pollutants” and, thus, potentially subject to regulation under the CAA, the EPA has taken steps to regulate GHG emissions from mobile and stationary sources. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule established a comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. On December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. Based on this finding, on May 7, 2010, the EPA promulgated a final rule establishing GHG emission standards for new motor vehicles under Title II of the CAA. According to the EPA, the motor vehicle rule triggered construction and operating permit requirements for large stationary sources of GHGs, including cement plants, under Title I of the CAA. On May 13, 2010, the EPA promulgated a final rule, known as the “Tailoring Rule,” addressing the thresholds at which stationary sources of GHGs trigger prevention of significant deterioration (“PSD”) and Title V permitting requirements. PSD review requires an analysis of possible GHG controls and, potentially, the installation of GHG controls or emissions limitations.

On June 23, 2014 the U.S. Supreme Court issued an opinion with respect to the Tailoring Rule holding that the EPA can require PSD controls for GHG emissions only for sources subject to PSD review based on another pollutant.   Util. Air Regulatory Grp. v. E.P.A, 134 S. Ct. 2427 (2014). Following the Supreme Court decision, the EPA issued a memorandum clarifying that the EPA intends to continue to apply PSD requirements to GHG emissions if a source emits or has the potential to emit 75,000 tons per year (‘tpy”) or more of GHGs until the EPA establishes a de minimis threshold for GHG emissions below which a source would not be subject to GHG PSD permitting requirements.  The EPA intends to propose a rule addressing the de minimis threshold for GHG PSD permitting in the summer of 2016.  Until the EPA issues a final rule addressing the de minimis threshold for GHG emissions, any major modification of our existing plants or construction of a new plant that triggers PSD review for non-GHG emissions also would trigger PSD review for GHG emissions if the proposed major modification or construction would result in a GHG emission increase of at least 75,000 tpy.

In October 2015, the EPA published a rule establishing guidelines for states to regulate carbon dioxide emissions from existing fossil fuel power plants (the “Clean Power Plan”).  The Clean Power Plan established national performance rates for steam generating units and stationary combustion turbines as well as state emission reduction goals based on the application of the performance rates to a state’s unique generation mix. Numerous states and industry petitioners are challenging the Clean Power Plan on multiple grounds.  On February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan while the litigation is pending.  The U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) will hold oral argument on the challenges to the Clean Power Plan on June 2, 2016.  In the future, the EPA is expected to propose performance standards for GHG emissions for other sectors, including cement manufacturing, and the ultimate outcome of the Clean Power Plan could affect the timing and form of standards for cement plants.

Several states have individually implemented measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries or regional GHG “cap and trade” programs. California’s AB 32 program is the most advanced of such state initiatives, with regulations affecting all major sources of GHGs. States also have joined together to form regional initiatives to reduce GHG emissions.

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

The fourth environmental issue is the EPA’s promulgation on September 9, 2010 of final regulations establishing national emissions standards for hazardous air pollutants for portland cement plants (“PC NESHAP”) pursuant to Section 112 of the CAA. For specific hazardous air pollutants (“HAPs”), the final rule requires cement plants to meet certain emission and operating standards. The rule sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The rule sets emission limits for total hydrocarbons, and also sets emission limits for particulate matter as a surrogate for non-volatile metal HAPS, from cement kilns of all sizes, and reduces hydrochloric acid emissions from kilns that are large emitters. As a result of industry challenges to the regulations, the EPA issued a revised rule on February 12, 2013. The revised rule made two notable changes to the 2010 HAP regulations. First, the rule established less stringent emission standards for total hydrocarbons and particulate matter. Second, the rule extended the deadline for existing sources to comply with the HAP regulations to September 9, 2015. Two of our cement plants are currently operating with one-year extensions of compliance for one and two of the PC NESHAP emission standards, respectively.  We do not believe we are placed at a competitive disadvantage by the revised rule.

A fifth environmental issue involves excess emissions that may occur during periods of startup, shutdown or malfunction.  In June 2015, the EPA issued a rule requiring revisions to 36 state implementation plans (“SIPs”) that allowed exemptions or contained affirmative defenses to excess emissions during periods of startup, shutdown or malfunction (“SSM rule”).  The SIP revisions are due to the EPA in November 2016. The states required to revise their SIPs include states where the company has operations, such as Illinois, Oklahoma, Missouri and Texas.  Under the revised SIPs, companies would be required to comply with their emissions limits at all times, including during startup, shutdown and malfunctions.  States and members of industry have challenged the SSM rule in the U.S. Court of Appeals for the D.C. Circuit, with briefing scheduled to conclude in September 2016.  The court likely will not issue a decision on the SSM rule until sometime in 2017.  If the SSM rule is upheld, some of the company’s sources may need to revise their permits or take other actions to ensure compliance with emissions limits during startup, shutdown or malfunctions.

The sixth environmental issue is the EPA’s promulgation pursuant to Section 129 of the CAA of revised regulations for Commercial and Industrial Solid Waste Incineration (“CISWI”) units. Clean Air Act Section 129 requires the EPA to set standards for solid waste incineration units.  Affected sources must comply with the revised CISWI regulations the earlier of 3 years after State CISWI plan approval, or 5 years from the date of the final rule on reconsideration. On January 1, 2015, the EPA published a proposal to reconsider four provisions of the February 2013 final CISWI rule, and eliminate the affirmative defense to penalties for non-compliance during well documented malfunction events.  Compared to the PC NESHAP, the CISWI regulations contain requirements for more pollutants and the requirements for particulate matter and dioxin/furans for existing and new sources are more stringent.

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

At some of our operations, kilns are or will be using non-hazardous secondary materials as a replacement for traditional fuels used in the manufacturing process. These kiln systems are capable of beneficially utilizing a wide array of NHSM and may be subject to the CISWI requirements, depending on whether these materials are identified as “solid wastes” under the NHSM rule. The EPA issued a rule clarifying the definition of “solid waste” and establishing a uniform recycling standard for all hazardous secondary materials recycling on January 13, 2015, which became effective on July 13, 2015. Solid waste-burning kilns must meet the CISWI emission and operating standards. Non-waste burning kilns must prove any alternative fuels used are not solid wastes. We are in the process of analyzing the implications of using NHSM and compliance with the CISWI standards. In addition, industry and environmental organizations have filed lawsuits challenging the CISWI regulations. It is not possible at this time to predict whether the CISWI regulations will be changed as an outcome of the litigation. We do not believe we would be placed at a competitive disadvantage by either the NHSM or the CISWI rule.

The seventh environmental issue is a revision to the Hazardous Waste Combustor National Emission Standards for Hazardous Waste Standards (“HWC NESHAP”). The Tulsa, Oklahoma cement facility utilizes hazardous waste as fuel and is required to meet the emission and operating standards of the HWC NESHAP. This facility has demonstrated and remains in compliance with all of the requirements of the current HWC NESHAP regulation. On October 12, 2005, as a result of ongoing litigation, the EPA promulgated final HWC regulations, with compliance required for all facilities by 2008. On October 28, 2008, the EPA promulgated a final rule addressing eight issues for which the EPA granted reconsideration.  The final rule on reconsideration did not change the compliance date for existing sources established by the 2005 rule.  Environmental and industry organizations filed lawsuits in the U.S. Court of Appeals for the D.C. Circuit challenging the 2005 and 2008 regulations. The EPA subsequently agreed to revise the HWC NESHAP standards in accordance with an agreement with litigants, and the court remanded, without vacatur, the 2005 and 2008 regulations to the EPA for further consideration. The EPA has not indicated when it will issue a proposed rule amending the regulations. It is not possible to predict at this time the stringency or impact of revised HWC NESHAP regulations or timing required for compliance.

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

The eighth environmental issue is the EPA’s ongoing review and implementation of the national ambient air quality standards (“NAAQS”) for ozone.  In October 2015, the EPA strengthened the ozone NAAQS by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb.  As a result of this change, the EPA is required to make attainment/nonattainment designations for the revised standards by October 2017.  We are currently reviewing this final rule and cannot at this time predict the impact it may have on our operations.  Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results.

Concrete and Aggregates. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations.

Capital Expenditures

Cement and Slag. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $1.4 million during fiscal 2016 and anticipate spending an additional $1.7 million during fiscal 2017 at this time.

Concrete and Aggregates. We had capital expenditures related to compliance with environmental regulations applicable to our concrete and aggregates operations of $0.1 million during fiscal 2016. We anticipate spending approximately $0.8 million in fiscal 2017 at this time.

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

The following table sets forth certain information regarding our plants:

Location	Owned or Leased Reserves (7)	Approximate Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Reserves ( Thousand Tons) (3)	Estimated Minimum Gypsum Reserves (years)(2)	Fiscal 2016 Tons Mined (Thousand Tons)
Albuquerque, New Mexico	Owned Leased	425	10,500(4) 55,900(4)	50+(4)	380

Bernalillo, New Mexico(6)		550	(4)	50+(4)	—

Gypsum, Colorado	Owned	700	10,000	16	470

Duke, Oklahoma	Owned Leased	1,300	24,700 2,300	23	680

Georgetown, South Carolina (5)		900		52(5)	—
Total		3,875
(1)	Million Square Feet (“MMSF”), based on anticipated product mix.
(2)	At 100% capacity utilization.
(3)	All gypsum tons are deemed probable under the definition provided by Industry Guide 7.
(4)	The same reserves serve both New Mexico plants.
(5)	We have a sixty year supply agreement with Santee Cooper for synthetic gypsum that expires in 2068.
(6)	This plant was idled in December 2009.
(7)	Owned reserves include mining claims.

Our gypsum wallboard production totaled 2,406 MMSF in fiscal 2016 and 2,244 MMSF in fiscal 2015. Total gypsum wallboard sales were 2,394 MMSF in fiscal 2016 and 2,210 MMSF in fiscal 2015.

Recycled Paperboard. Our recycled paperboard manufacturing operation, which we refer to as Republic Paperboard Company (“Republic”), is located in Lawton, Oklahoma, and has a technologically advanced paper machine designed primarily for gypsum liner production. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. To maximize manufacturing efficiencies, namely machine width, recycled industrial paperboard grades are produced.

Our paper machine allows the paperboard operation to manufacture high-strength gypsum liner that is approximately 10-15% lighter in basis weight than generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, requires less energy (natural gas) to evaporate moisture from the board during the gypsum wallboard manufacturing process. The low-basis weight paper also reduces the overall finished board weight, providing wallboard operations with more competitive transportation costs for both the inbound and outbound segments.

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. Certain of our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land containing gypsum in the area of Duke, Oklahoma, with additional reserves controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the eighth year of a sixty year supply agreement (original twenty year term with two twenty year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in May 2017 for New Mexico; March 2017 for Colorado; and October 2016 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 7% of our production costs in fiscal 2016.

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

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal 2017 is for waste paper prices, namely OCC, to remain relatively consistent with fiscal 2016. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides and bacteria controls, are readily available from several manufacturers at competitive prices.

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

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2016, natural gas and electricity costs were lower compared to fiscal 2015. The reduced costs were the result of both lower energy prices and lower usage rates. During fiscal 2016, electricity costs were lower compared to fiscal 2015 due to a reduction in pricing. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO). This power company is working to switch its fuel source dependency to natural gas, which could impact our electricity rates in future years. Oklahoma is a regulated state for electricity services and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing, which we estimate accounted for approximately 44%, 45%, 10% and 1%, respectively, of calendar 2016 industry sales. Demand for gypsum wallboard remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States, with the exception of the northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers accounted for approximately 25% of our gypsum wallboard segment sales during fiscal 2016.

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

Total wallboard rated production capacity in the United States is currently estimated at approximately 33.0 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. It is possible that previously closed plants or lines could be brought back into service. The Gypsum Association, an industry trade group, estimates that total calendar 2015 gypsum wallboard shipments by U.S. manufacturers were approximately 22.0 billion square feet.

Recycled Paperboard. Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2016, just below 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s gypsum wallboard manufacturing operations. We also have contracts with two other gypsum wallboard manufacturers that represent approximately 40% of our total segment revenue with the remaining volume shipped to other gypsum liner manufacturers and bag producers. The current contracts with other gypsum wallboard manufacturers expire in the next one to seven years.  The loss of either of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

In October 2015, the EPA strengthened the national ambient air quality standards (“NAAQS”) for ozone by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb.  As a result of this change, the EPA is required to make attainment/nonattainment designations for the revised standards by October 2017.  We are currently reviewing this final rule and cannot at this time predict the impact it may have on our operations.  Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA. For a more detailed discussion of this issue, see the “Environmental Matters” section of our cement business description on pages 8-12.

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

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. There were no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2016, and we do not anticipate any capital expenditures during fiscal 2017.

OIL AND GAS PROPPANTS OPERATIONS

Company Operations

We currently own two frac sand mines, three frac sand wet processing plants and three frac sand drying facilities. Our frac sand mines and wet plants are in New Auburn, Wisconsin and Utica, Illinois. Our frac sand drying facilities are in New Auburn, Wisconsin and Corpus Christi, Texas, as outlined in the table below. We ship wet sand from our Utica, Illinois mine site to Corpus Christi, Texas, where the sand is processed into various mesh sizes and marketed primarily to oil service companies.  In addition to Corpus Christi, we have the following trans-load locations where sand processed at our New Auburn, Wisconsin facility is sold. These locations are El Reno, Oklahoma; Cotulla, Texas; Odessa, Texas; San Antonio, Texas; Kenedy, Texas; and Fowlerton, Texas.  The Kenedy, Texas and Fowlerton, Texas trans-loads are supplied from our Corpus Christi, Texas site.

The following table provides information regarding our frac sand production facilities at March 31, 2016:

Wet Plant Location	Owned or Leased Reserves	Estimated Annual Wet Production Capacity (Thousand tons)(3)	Estimated Minimum Reserves (Thousand Tons)(1)	Estimated Minimum Reserves (Years)	Fiscal 2016 Tons Mined (Thousand Tons)(2)
New Auburn, Wisconsin	Owned	2,800	15,200	9(2)	785
	Leased		8,000

Utica, Illinois	Owned	2,200	139,900	50+	13

Dry Plant Location	Dry Plant Capacity (Thousand Tons)
New Auburn, Wisconsin (two lines)	1,900
Corpus Christi, Texas	1,500
(1)	All sand tons are deemed to be probable under the definition provided by Industry Guide 7.
(2)	We have an option to purchase property that, if purchased, will increase our estimated minimum reserves to approximately 20 years.
(3)	Represents throughput capacity.

As a result of the decline in oil and gas drilling, and the corresponding reduction in demand for proppants, we elected to temporarily idle our Utica, Illinois and Corpus Christi, Texas facilities during the fourth quarter of fiscal 2016.  Additionally, we idled the Fowlerton, Texas and Kenedy, Texas trans-load operations.  Our facilities are relatively new, and are in very good physical condition.  We plan on resuming business at these facilities in the future when demand for proppants increases, and additional capacity is needed.  The cost of maintaining these idled facilities is not considered to be significant.  Due to the decline in demand for proppants, and the idling of the two operating facilities and two trans-load locations, we performed a test for impairment on the long-lived assets of the oil and gas proppants segment.  Based on the results of this test, no impairment was recorded.  See Critical Accounting Policies, Impairment of Long-Lived Assets on page 45 for more information about the test for impairment.

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

Natural gas is the major fuel used in our wet and dry plants. The cost of natural gas declined throughout fiscal 2016, and is not expected to fluctuate materially in fiscal 2017. Electricity and water are also major cost component in our manufacturing process. We do not anticipate significant changes in the cost of these utilities in fiscal 2017.

Sales and Distribution

A portion of the frac sand we produce is sold under long-term contracts that require our customers to pay a specified price per mesh size for a specified volume of sand each month, or quarter depending on the contract. The terms of our customer contracts, including pricing, delivery and mesh distribution, vary by customer. Our long-term customer contracts contain liquidated damages for non-performance by our customers, and certain of our contracts contain provisions allowing the customer to terminate the contract at various times during the term of the contract by paying a termination fee.  The recent decline in U.S. rig count and completion activity has adversely impacted oil and gas activity leading to reduced demand and pricing for proppants.  As a result, we have renegotiated certain provisions of our long-term contracts with certain customers. The renegotiated contracts reflect the reduced demand for frac sand in the current environment by restructuring the contracts to provide reduced contracted sales volumes and prices in the near term, with the contracted minimums being increased in the later years.  In addition to the long-term sales contracts, we sell frac sand through our distribution network under short-term pricing and other agreements. The terms of our short-term pricing agreements vary by customer.

We currently have contracts to provide frac sand to six customers.  For the year ended March 31, 2016, five customers exceeded 10% of our segment revenues, and collectively this group of customers accounted for approximately 70% of our segment revenues. Approximately 75% of our revenues for the fiscal year 2016 were generated from contract sales.

We utilize in basin trans-load facilities as a part of our distribution network.  The San Antonio, Cotulla and Odessa trans-load locations are supplied by rail, and operated by third-party contractors.  The El Reno, Oklahoma trans-load location is also supplied by rail, and is operated by company personnel.  Frac sand is delivered to the sites in rail cars specifically designed for loading and unloading sand.  At March 31, 2016 we had approximately 700 rail cars under lease, with an average term of approximately five years.  Our Corpus Christi location is served by barge, and the Kenedy and Fowlerton, Texas trans-load sites are served by truck from Corpus Christi.

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

Capital Expenditures

We had $4.8 million of capital expenditures related to compliance with environmental regulations applicable to our oil and gas proppants operations during fiscal 2016, and we anticipate spending approximately $1.0 million during fiscal 2017.

Employees

As of March 31, 2016, we had approximately 2,000 employees, of which approximately 700 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Unfavorable weather conditions, such as snow, cold weather, hurricanes, tropical storms and heavy or sustained rainfall, can reduce construction activity and adversely affect demand for construction products. Such weather conditions can also increase our costs, reduce our production or impede our ability to transport our products in an efficient and cost-effective manner. Similarly, operational difficulties, such as business interruption due to required maintenance, capital improvement projects or loss of power, can increase our costs and reduce our production. In particular, the occurrence of unfavorable weather conditions and other unexpected operational difficulties during peak construction periods could adversely affect operating income and cash flow and could have a disproportionate impact on our results of operations for the full year.

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

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our business and results of operations.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows, in particular with respect to our Oil and Gas Proppants business.  Our contracts with our customers provide for different potential remedies to us in the event a customer fails to purchase the minimum contracted amount of product in a given period.  If we were to pursue legal remedies in the event a customer failed to purchase the minimum contracted amount of product under a fixed-volume contract or failed to satisfy the take-or-pay commitment under a take-or-pay contract, we may receive significantly less in a judgment or settlement of any claimed breach than we would have received had the customer fully performed under the contract.  In the event of any customer’s breach, we may also choose to renegotiate any disputed contract on less favorable terms (including with respect to price and volumes) to us to preserve the relationship with that customer.  Accordingly, any material nonpayment or performance by our customers could have a material adverse effect on our revenue and cash flows.

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

As of March 31, 2016, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $382.0 million. As of the same date, each change in interest rates of 100 basis points would result in an approximate $3.8 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our oil and gas proppants business. The development and use of other effective alternative proppants or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our oil and gas proppants business.

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

We may pursue acquisitions, joint ventures and other transactions that are intended to complement or expand our businesses.  We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition, operating results and cash flows.

As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities.  We may have difficulty identifying appropriate opportunities, or if we do identify opportunities, we may not be successful in completing transactions for a number of reasons.  Any transactions that we are able to identify and complete may involve one or more of a number of risks, including:

•	the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired business or joint venture;
•	possible adverse effects on our operating results during the integration process;
•	failure of the acquired business or joint venture to achieve expected operational, profitability and investment return objectives;
•	the incurrence of significant charges, such as impairment of goodwill or intangible assets, asset devaluation or restructuring charges;
•	the assumption of unanticipated liabilities and costs for which indemnification is unavailable or inadequate;
•	unforeseen difficulties encountered in operating in new geographic areas; and
•	the inability to achieve other intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or their employees.  We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.  In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional indebtedness.

Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any internal corporate claims within the meaning of the Delaware General Corporation Law (“DGCL”), (ii) any derivative action or proceeding brought on our behalf, (iii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, or (iv) any action asserting a claim arising pursuant to any provision of the DGCL, will be a state or federal court located within the State of Delaware in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.  Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions.  This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.

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

We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Sugar Creek, Missouri; Tulsa, Oklahoma; Fernley, Nevada and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located near Austin, Texas; Sugar Creek, Missouri and Marysville, California. Our cement plant in Sugar Creek, Missouri, is leased pursuant to a long-term agreement with the city of Sugar Creek. The lease contains a purchase option that can be exercised by payment of a nominal fee. In addition, we operate gypsum wallboard plants in Albuquerque, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. We operate frac sand mines in New Auburn, Wisconsin and Utica, Illinois, and we have frac sand processing plants in New Auburn, Wisconsin, Utica, Illinois and Corpus Christi, Texas.  Other than our leased cement plant located in Sugar Creek, Missouri, none of our facilities is pledged as security for any debts. Our frac sand processing plants in Utica, Illinois and Corpus Christi, Texas are currently idled.  We also have a gypsum wallboard plant in Bernalillo, New Mexico that we idled in December 2009. See “Item 1. Business” on pages 1-19 of this Report for additional information relating to the Company’s properties.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On March 16, 2014, the court entered orders preliminarily approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  The Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit is pending.  Discovery related to this class certification is ongoing.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.  Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016.  Discovery in this lawsuit is ongoing.

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

Stock Prices and Dividends

As of May 16, 2016, there were approximately 1,500 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2016			Fiscal Year Ended March 31, 2015
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$87.68	$75.72	$0.10	$96.03	$79.88	$0.10
September 30	$84.42	$67.42	$0.10	$104.73	$90.10	$0.10
December 31	$75.74	$58.88	$0.10	$98.90	$70.80	$0.10
March 31	$70.49	$47.53	$0.10	$84.15	$69.80	$0.10

The “Dividends” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

On August 10, 2015, the Board of Directors authorized us to repurchase an additional 6,782,700 shares, for a total authorization, as of that date, of 7,500,000 shares. Including the authorization on August 10, 2015, our Board of Directors has approved the repurchase in the open market of a cumulative total of 38,393,305 shares of our Common Stock since we became publicly held in April 1994.

Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs or directions established from time to time by the Company’s management, including plans to comply with the safe-harbor provided by Rule 10b5-1.

Purchases of the Company’s common stock during the quarter ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2016	—	$—	—
February 1 through February 29, 2016	250,000	55.93	250,000
March 1 through March 31, 2016	555,236	64.43	520,000
Quarter 4 Totals	805,236	$61.79	$770,000	5,606,000

Subsequent to March 31, 2016, the Company purchased an additional 230,000 shares at an average price of $69.80.  After considering these purchases, the Company has 5,376,000 shares available for purchase.

Included in the March totals are 35,236 shares, at an average cost of $69.75 per share, acquired from employees upon the vesting of restricted shares that were granted under our incentive plan.  These shares were withheld by the employees to satisfy the employee’s minimum statutory tax withholding, which is required upon the vesting of restricted shares.

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2011 and tracks it through March 31, 2016.

	2011	2012	2013	2014	2015	2016
Eagle Materials, Inc.	100.00	116.45	225.49	301.76	285.68	241.04
Russell 1000	100.00	107.86	123.42	151.09	170.33	171.18
Dow Jones US Building Materials & Fixtures	100.00	111.50	157.32	194.08	222.91	248.89

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data (1)

(amounts in thousands, except per share data)

		For the Fiscal Years Ended March 31,
	2016		2015		2014	2013		2012
Revenues	$1,143,492	(4)	$1,066,368	(3)	$898,396	$642,562	(2)	$495,023
Earnings Before Income Taxes	219,252	(4)	252,927	(3)	181,804	84,096	(2)	21,912
Net Earnings	152,592	(4)	186,853	(3)	124,243	57,744	(2)	18,732
Diluted Earnings Per Share	3.05	(4)	3.71	(3)	2.49	1.22	(2)	0.42
Cash Dividends Per Share	0.40		0.40		0.40	0.40		0.40
Total Assets (5)	1,883,635		1,880,326		1,510,968	1,476,044		984,959
Total Debt	507,714		512,759		381,259	489,259		266,936
Stockholders’ Equity	1,040,531		1,010,593		831,499	696,170		472,511
Book Value Per Share At Year End	$21.44		$20.11		$16.61	$14.06		$10.44
Average Dilutive Shares Outstanding	50,071		50,372		49,939	47,340		44,516
(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes operations related to the assets acquired from Lafarge N.A. from December 1, 2012 through March 31, 2013.
(3)	Includes operations related to the CRS Acquisition from November 14, 2014 through March 31, 2015.
(4)	Includes operations related to Skyway Cement from July 14, 2015 through March 31, 2016.
(5)

We adopted Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes on March 31, 2016.  Based on the application of this new standard, total assets shown above were reduced by $2,265, $561, $189 and $186 for the fiscal years ended March 31, 2015, 2014, 2013 and 2012, respectively. See Footnote (A) to the Consolidated Financial Statements for more information regarding the adoption of this accounting standard.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

executive summary

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the fiscal years ended March 31, 2016, 2015 and 2014, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) and specialty oil well cement; the grinding of slag, the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“Slag”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, slag is used in conjunction with Portland cement to make a lower permeability concrete.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

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

The decline in oil prices throughout fiscal 2016 adversely impacted U.S. oil and gas drilling activity leading to further reductions in demand and pricing for proppants.  As a result, we recorded impairments to several intangible assets originally booked in connection with our acquisition of CRS Proppants and revalued downward certain raw sand inventory values associated with the downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion. We have fulfilled our obligations under this purchase contract.  The impairments and inventory revaluation charges totaled approximately $44.4 million (pre-tax) and were recorded within our Oil and Gas Proppants segment during fiscal 2016. One of the customer contracts contained a liability related to prepaid sand, which was to be credited to the customer based on future sand purchases required by the contract.  This customer has not made the required purchases in accordance with the terms of the contract, and therefore has forfeited approximately $10.7 million of the prepaid balances, which partially offsets the write-off of the intangible assets in fiscal 2016.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in those geographic markets as well as economic conditions in the national market. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations. Our Cement companies focus on the U.S. heartland in Texas, Oklahoma, Missouri, Colorado, Wyoming and Nevada, as well as the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Slag is sold primarily in Illinois, Pennsylvania, Iowa, Ohio, Minnesota and Kansas.  Concrete and Aggregates are even more regional as our operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States. Cement, concrete and aggregates and frac sand demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States, except for the northeast.

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

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

	For the Years Ended March 31,
	2016	2015	Change
	(in thousands, except per share)
Revenues	$1,143,492	$1,066,368	7%
Cost of Goods Sold	(911,875)	(812,235)	12%
Gross Profit	231,617	254,133	(9%)
Equity in Earnings of Unconsolidated Joint Venture	39,083	44,967	(13%)
Corporate General and Administrative	(37,193)	(30,751)	21%
Other Income	2,328	3,201	(27%)
Acquisition and Litigation Expense	—	(6,880)	(100%)
Interest Expense, net	(16,583)	(11,743)	41%
Earnings Before Income Taxes	219,252	252,927	(13%)
Income Tax Expense	(66,660)	(66,074)	1%
Net Earnings	$152,592	$186,853	(18%)
Diluted Earnings per Share	$3.05	$3.71	(18%)

Revenues. Revenues increased $77.0 million to $1,143.4 million in fiscal 2016, compared to $1,066.4 million in fiscal 2015. Revenues from the CRS and Skyway Acquisitions positively impacted revenues by approximately $18.7 million and $21.3 million, respectively. Revenues increased in all of our segments except our legacy oil and gas proppants segment.  The increase in revenues was due primarily to increased average net sales prices in our cement and concrete and aggregates segments and increased sales volumes in our gypsum wallboard, recycled paperboard and concrete segments, partially offset by decreased sales volumes in aggregates segment.  The reduction in revenues from our legacy oil and gas proppants business was due primarily to reduced sales volumes. Excluding revenues from the CRS and Skyway Acquisitions, increased average net sales prices and sales volumes positively impacted revenue from our historical businesses for fiscal 2016, compared to fiscal 2015, by approximately $13.1 million and $23.9 million, respectively.

Cost of Goods Sold. Cost of goods sold increased $99.7 million to $911.9 million in fiscal 2016, compared to $812.2 million in fiscal 2015. Excluding cost of goods sold of $81.3 million from our CRS and Skyway Acquisitions, cost of goods sold increased approximately $18.4 million during fiscal 2016, compared to fiscal 2015.   The increase in cost of goods sold during fiscal 2016, compared to fiscal 2015, was due to increased sales volumes and increased operating costs, which increased cost of goods sold by approximately $10.4 million and $8.0 million, respectively.  The increase in cost of goods sold related to sales volumes in fiscal 2016, compared to fiscal 2015, was due primarily to increases in our cement, wallboard, paperboard and concrete and aggregates segments of approximately $11.9 million, $24.3 million, $2.0 million and $11.5 million, respectively, partially offset by reduced sales volumes of approximately $39.3 million in our oil and gas proppants segment.  Operating costs in fiscal 2016, compared to fiscal 2015, increased approximately $1.3 million, $5.5 million and $15.6 million for our paperboard, concrete and aggregates and oil and gas proppants segments, partially offset by decreased operating costs of approximately $0.6 million and $13.8 million for our cement and wallboard segments.  Cost of goods sold includes an impairment charge of approximately $35.0 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of approximately $11.5 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion.  We have fulfilled our obligations under this purchase contract.  These write-downs were partially offset by a customers’ forfeiture of approximately $10.7 million of prepaid sand during fiscal 2016.  We have a $2.0 million liability related to the remaining customer prepayment of sand.  If the customer does not place orders for approximately 112,000 tons of sand by June 30, 2016, the remaining $2.0 million will be forfeited.

Gross Profit. Gross profit was $231.6 million in fiscal 2016 and $254.1 million in fiscal 2015. The 9% decrease in gross profit was primarily due to decreased operating earnings in our oil and gas proppants segment, which was primarily due to reduced sales volumes and the increased operating costs.  The increase in operating costs in our oil and gas proppants segment is primarily due to lower sales volumes and the write-off of certain customer contract intangible assets in fiscal 2016. This is discussed in more detail in the Oil and Gas Proppants section on page 39.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture decreased $5.9 million, or 13%, for fiscal 2016, compared to fiscal 2015. The decrease is primarily due to a decrease in sales volumes, partially offset by an increase in average net sales prices. The impact of the decrease in sales volume on equity in earnings of our unconsolidated joint venture during fiscal 2016 was approximately $21.6 million, partially offset by increased average net sales prices and decreased cost of goods sold of approximately $2.8 million and $12.9 million, respectively. The decrease in sales volumes was primarily due to the decrease in demand for oil well cement during the year, due to the decline in drilling activity during fiscal 2016.  The decrease in oil well cement was partially offset by the increase in demand for construction grade cement.  The decrease in cost of goods sold was primarily due to reduced sales volumes, which reduced cost of goods sold by approximately $13.9 million, partially offset by increased operating costs, which increased cost of sales by approximately $1.0 million. The increase in operating costs in fiscal 2016, compared to fiscal 2015, was due primarily to an approximately $1.8 million increase in maintenance, partially offset by a decrease in energy costs of $0.9 million.

Corporate General and Administrative. Corporate general and administrative expenses increased 21% to $37.2 million in fiscal 2016, compared to $30.8 million in fiscal 2015. The approximately $6.4 million increase in corporate general and administrative expenses for fiscal 2016, compared to fiscal 2015, is due primarily to increased incentive compensation and legal expenses. Incentive compensation and legal expenses increased approximately $5.0 million and $0.5 million, respectively, during fiscal 2016, compared to fiscal 2015.  The increase in incentive compensation was primarily due to increased operating earnings in each of our segments except oil and gas proppants.

Acquisition and Litigation Expense. Acquisition and litigation expense consists of litigation expenses related to our lawsuit against the IRS, the CRS and Skyway Acquisitions, and due diligence efforts at growing our construction products business.  Legal fees related to our lawsuit against the IRS were approximately $4.3 million, while our expenses related to the CRS and Skyway Acquisitions were approximately $2.6 million in fiscal 2015.  The remaining expense was related to our due diligence efforts during fiscal 2015.  As discussed in Footnote (H) of the Notes to Consolidated Financial Statements, the U.S. Department of Justice approved the proposed settlement of our lawsuit against the IRS in January 2015, and the case was dismissed.

Other Income (Expense). Other income was $2.3 million in fiscal 2016, compared to other income of $3.2 million in fiscal 2015, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $4.9 million during fiscal 2016 to $16.6 million, compared to $11.7 million in fiscal 2015. The 41% increase in interest expense, net, during fiscal 2016, compared to fiscal 2015, is due primarily to the $4.4 million refund of interest received from the IRS upon settlement of our lawsuit in fiscal 2015.  See the discussion below in “Income Taxes” for more information about the settlement. The remaining increase in interest expense in fiscal 2016, compared to 2015, was the result of greater average borrowings under our Credit Facility, due to our repurchase and retirement of common shares during fiscal 2016.

Earnings Before Income Taxes. Earnings before income taxes decreased to $219.3 million during fiscal 2016, compared to $252.9 million in fiscal 2015, primarily due to decreased gross profit, equity in earnings of our unconsolidated joint venture and increased corporate general and administrative and interest expenses.

Income Taxes. The effective tax rate for fiscal 2016 was approximately 30% compared to approximately 26% in fiscal 2015. The increase in the effective tax rate during fiscal 2016 is primarily due to the settlement of our lawsuit with the IRS in fiscal 2015.  Under the terms of the settlement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date. In accordance with the settlement, we recorded an income tax benefit of approximately $16.6 million during the fourth quarter of fiscal 2015.   Excluding the impact of the IRS settlement, our effective tax rate would have been 33% in fiscal 2015, which is greater than the 30% effective tax rate in fiscal 2016.  The decrease in the fiscal 2016 tax rate is due primarily to an increase in our percentage depletion deduction.  See Footnote (H) of the Notes to Consolidated Financial Statements for more information.

Net Earnings and Diluted Earnings per Share. Net earnings in fiscal 2016 of $152.6 million decreased 18% from fiscal 2015 net earnings of $186.9 million. Diluted earnings per share in fiscal 2016 were $3.05, compared to $3.71 for fiscal 2015.

The following table highlights certain operating information related to our business segments:

	For the Years Ended March 31,
	2016	2015	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Cement (2)	$528,499	$488,644	8%
Gypsum Wallboard	461,457	437,514	5%
Recycled Paperboard	149,192	142,690	5%
Oil and Gas Proppants	57,591	81,381	(29%)
Concrete and Aggregates	128,073	107,892	19%
Gross Revenues	1,324,812	1,258,121	5%
Less: Inter-Segment Revenues	(73,862)	(65,533)	13%
Less: Joint Venture Revenues	(107,458)	(126,220)	(15%)
Net Revenues	$1,143,492	$1,066,368	7%
Sales Volume
Cement (M Tons) (2)	4,778	4,799	—
Gypsum Wallboard (MMSF)	2,394	2,210	8%
Recycled Paperboard (M Tons)	288	276	4%
Concrete (M Yards)	1,101	958	15%
Aggregates (M Tons)	3,009	3,026	(1%)
Average Net Sales Prices (3)
Cement (2)	$98.07	$92.91	6%
Gypsum Wallboard	157.91	162.06	(3%)
Recycled Paperboard	505.35	507.47	—
Concrete	92.70	87.93	5%
Aggregates	8.28	7.50	10%
Operating Earnings
Cement (2)	$137,854	$117,527	17%
Gypsum Wallboard	159,352	145,871	9%
Recycled Paperboard	32,153	31,512	2%
Oil and Gas Proppants	(68,466)	(2,546)	(2589%)
Concrete and Aggregates	9,807	6,736	46%
Other Operating Income, net	2,328	3,201	(27%)
Net Operating Earnings	$273,028	$302,301	(10%)
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $528.5 million for fiscal 2016, which is an 8% increase over revenues of $488.6 million for fiscal 2015. Approximately $21.3 million of the increase in revenues for fiscal 2016, compared to fiscal 2015, was related to the Skyway Acquisition. The remaining increase in revenue during fiscal 2016 compared to fiscal 2015 is primarily due to a 6% increase in average net sales prices, partially offset by a slight decrease in sales volumes.  The increase in average net sales prices during fiscal 2016, compared to fiscal 2015, positively impacted cement revenues by approximately $20.7 million, while the decrease in sales volumes negatively impacted cement revenues by approximately $2.1 million.  The decrease in sales volumes during fiscal 2016, compared to fiscal 2015, was primarily related to above average rainfall during April and May 2015 in our Texas, Oklahoma and Colorado markets, as well as wet weather in our Texas and Oklahoma markets during October and November. In Texas, demand for construction grade cement continues to offset much of the impact from lower oil well cement demand.

Cement operating earnings increased 17% to $137.9 million from $117.5 million for fiscal 2016 and 2015, respectively. Approximately $4.5 million of the increase in operating earnings fiscal 2016, compared to fiscal 2015, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $20.7 million, partially offset by decreased sales volumes and increased operating costs of approximately $4.4 million and $0.4 million. The increase in operating costs in fiscal 2016, compared to fiscal 2015, is primarily related to increased maintenance, which adversely impacted operating earnings by approximately $8.4 million, partially offset by decreased energy costs of approximately $4.4 million.  Additionally, the percentage of purchased cement sold during fiscal 2016, declined approximately 3% compared to the percentage of purchased cement sold for fiscal 2015, which positively impacted our operating costs by approximately $3.4 million.  The increase in maintenance costs was due primarily to a shift in the timing of some of our annual maintenance outages, which adversely impacted operating earnings by approximately $3.0 million during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015 and increased maintenance activity at certain plants in fiscal 2016. The operating margin increased to 26% in fiscal 2016, compared to 24% in fiscal 2015, primarily due to increased sales prices and a reduction in the percentage of sales of lower margin purchased cement.

Gypsum Wallboard Operations. Sales revenues increased 5% to $461.5 million for fiscal 2016, from $437.5 million for fiscal 2015, primarily due to an 8% increase in sales volumes, partially offset by a 3% decrease in average net sales prices. The increase in sales volumes positively impacted revenues by approximately $36.5 million, partially offset by a $12.5 million decrease in sales revenues due to lower average net sales prices. The increased sales volumes are primarily due to increased construction activity in fiscal 2016, compared to fiscal 2015. Our market share was essentially unchanged during fiscal 2016, compared to fiscal 2015.

Operating earnings increased to $159.4 million for fiscal 2016, from $145.9 million for fiscal 2015, primarily due to the increase in sales volumes and the reduction in operating costs, which positively impacted operating earnings by approximately $12.2 million and $13.8 million, partially offset by decreased average net sales prices of approximately $12.5 million. The decrease in operating costs was primarily related to natural gas, raw materials and customer freight, which decreased approximately $5.6 million, $4.6 million and $2.5 million, respectively. During fiscal 2016, our gross margin improved to 35% from 33% in fiscal 2015, primarily due to the reduction in operating expenses, partially offset by decreased average net sales prices. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 5% to $149.2 million for fiscal 2016, from $142.7 million for fiscal 2015. The increase in net revenue during fiscal 2016, compared to fiscal 2015, is primarily due to increased sales volumes, which contributed approximately $6.7 million to revenues; partially offset by a decrease in average net sales prices that adversely impacted revenue by approximately $0.2 million. The decrease in average net sales price is due to the pricing provisions in our long-term sales agreement.

Operating earnings increased to $32.2 million for fiscal 2016, compared to $31.5 million for fiscal 2015, while gross margin remained consistent at 22% for both fiscal 2016 and fiscal 2015. The increase in operating earnings is primarily due to increased sales volumes, which increased operating earnings by approximately $2.0 million, partially offset by increased operating costs of approximately $1.3 million.  The increase in operating costs was due primarily to recycled fiber costs, customer freight and chemicals, which adversely impacted operating earnings by approximately $1.3 million, $1.1 million and $0.5 million, respectively, partially offset by decreased natural gas and electricity costs of approximately $1.8 million and $0.5 million, respectively.

Oil and Gas Proppants. Revenues from our oil and gas proppants segment decreased approximately $23.8 million to $57.6 million for fiscal 2016, compared to $81.4 million for fiscal 2015.  Excluding revenues from the CRS Acquisition of approximately $46.7 million and $28.0 million for fiscal 2016 and 2015, respectively, revenues decreased $42.5 million in fiscal 2016, compared to fiscal 2015.  The decrease in revenues in fiscal 2016, compared to 2015, was due to a decline in sales volumes and average net sales prices at our legacy facility in Corpus Christi which adversely impacted revenues by approximately $41.3 million and $1.2 million, respectively.

The operating loss for fiscal 2016 was approximately $68.5 million, which grew from an operating loss of approximately $2.5 million during fiscal 2015. The increased operating loss was primarily due to increased operating costs and reduced average net sales prices that increased the operating loss by $50.0 million and $15.9 million, respectively. The operating loss for fiscal 2016 includes an impairment charge of approximately $35.0 million of intangible assets (customer contracts) generated from the CRS Acquisition, $2.0 million of bad debt reserves and a write-down of $11.5 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion, that has since expired. This loss was partially offset by a customer forfeiture of approximately $10.7 million of prepaid sand during fiscal 2016.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 19% to $128.1 million for fiscal 2016, compared to $107.9 million for fiscal 2015. The primary reason for the increase in revenue for fiscal 2016, compared to fiscal 2015, was the 5% and 10% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $7.7 million. In addition to the increase in average net sales prices, sales volume increased 15% for concrete during fiscal 2016, compared to fiscal 2015, which positively impacted revenues by $12.6 million. This increase was partially offset by a 1% decrease in sales volumes for our aggregates business, which adversely impacted revenues by approximately $0.1 million.  Sales volumes in our concrete business increased in all of our markets during fiscal 2016, but the largest increase was in the greater Kansas City market.

Operating income for fiscal 2016 was approximately $9.8 million, compared to operating income of approximately $6.7 million for fiscal 2015. The operating income was positively impacted by increased average net sales prices and sales volumes, which increased operating income by approximately $7.7 million and $0.9 million, respectively. The increase in operating profit was partially offset by increased operating costs of approximately $5.5 million.  The increased operating expenses were primarily related to increased cost of materials and depreciation in our concrete business of approximately $5.1 million and $0.7 million, partially offset by reduced delivery cost of approximately $0.9 million.  The increase in depreciation expense is related to the addition of concrete trucks during fiscal 2015.

GENERAL OUTLOOK

The drivers of construction products demand continue to improve incrementally, supporting the notion that a cyclic recovery is underway.  The recovery continues to hinge on the pace of growth in the U.S. economy. In December 2015, the Fixing America’s Surface Transportation Act, or “FAST Act” was signed into law.  This is the first significant transportation act enacted in ten years.  The FAST Act is legislation to improve the nation’s surface transportation infrastructure, including roads, bridges, transit systems and rail transportation network over a five year period.  Increased infrastructure spending in the future should positively impact both our cement and concrete and aggregates businesses.

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

We do not anticipate significant increases in concrete and aggregate sales volumes in northern California. We are experiencing a recovery in both volume and price in our Austin, Texas markets, and expect prices and volumes to continue to improve throughout calendar 2016. Demand in the greater Kansas City area is expected to improve during calendar 2016, compared to calendar 2015.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling.  Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2016. Industry shipments of gypsum wallboard were approximately 22.0 billion square feet in calendar 2015, and we anticipate demand continuing to improve in calendar 2016.

We anticipate increased demand for gypsum wallboard to positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase during calendar 2016 both in gross tons and as a percentage of total sales volumes.

The decline in oil and gas rig count and well completion activity has adversely impacted oil and gas activity, leading to reduced demand and pricing for proppants.  In connection with the reduction in demand and pricing, during fiscal 2016, we impaired several of our customer contracts, resulting in a write-down of $35.0 million, and reduced the value of our sand inventories by approximately $11.5 million. We anticipate these conditions to persist throughout calendar 2016; however, we remain focused on strengthening our low-cost position and continuing to improve our low delivered cost position to targeted shale plays.

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

Acquisition and Litigation Expense. Acquisition and litigation expense consists of litigation expenses related to our lawsuit against the IRS, the CRS and Skyway Acquisitions, and due diligence efforts at growing our construction products business.  Legal fees related to our lawsuit against the IRS were approximately $4.3 million, while our expenses related to the CRS and Skyway Acquisitions were approximately $2.6 million in fiscal 2015.  The remaining expense was related to our due diligence efforts during fiscal 2015.  As discussed in Footnote (H) of the Notes to Consolidated Financial Statements, the U.S. Department of Justice approved the proposed settlement of our lawsuit against the IRS in January 2015, and the case was dismissed.

Other Income (Expense). Other income was $3.2 million in fiscal 2015, compared to other income of $1.4 million in fiscal 2014, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, decreased approximately $6.5 million during fiscal 2015 to $11.7 million, as compared to $18.3 million in fiscal 2014. The 36% decrease in interest expense, net, during fiscal 2015, compared to fiscal 2014, is due primarily to the $4.4 million refund of interest received from the IRS upon settlement of our lawsuit.  See the discussion below in “Income Taxes” for more information about the settlement. The remaining reduction in interest expense in fiscal 2015, compared to 2014, was the result of lower average borrowings under our Credit Facility, due to the repayment of outstanding amounts during fiscal 2014 and the first half of fiscal 2015, prior to the CRS Acquisition.

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

During calendar 2015, the continued decline in prices adversely impacted oil and gas drilling activity, leading to further reductions in demand and pricing for proppants.  This reduction in overall proppant demand resulted in a decline in sales volumes and average net sales prices for our oil and gas proppants segment.  In response to the decline in demand, we elected to temporarily idle our Utica, Illinois and Corpus Christi, Texas facilities during the fourth quarter of fiscal 2016.  Additionally, we idled the Fowlerton, Texas and Kenedy, Texas; trans-load operations.  In connection with the closure of these facilities and trans-load locations, we determined that our long lived assets related to the oil and gas proppants segment should be tested for impairment.  In connection with this test, we determined that the entire network of plants and trans-load locations should be considered an individual operating unit for the purposes of testing for potential impairment.  In performing this test, we compared the weighted average undiscounted cash flows to the carrying value of the asset group, noting that the undiscounted cash flows significantly exceeded the carrying value of the asset group; therefore, no impairment was noted.  We will continue to monitor market conditions and our performance in the market.  We will also continue to review relevant factors and circumstances related to the overall market condition and our performance and, if necessary, perform an additional test for impairment at such time we believe it is necessary.

This reduction in demand and pricing for proppants also adversely impacted performance under our customer contracts, resulting in the amendment of certain of these contracts.  Based on the reduced demand and reduced pricing for proppants, we concluded that long-lived asset impairment indicators were present during the quarters ended September 30, 2015 and March 31, 2016 for our customer contract intangible assets.  We performed recovery tests to determine if any of the customer contract intangible assets related to our oil and gas proppants business unit were impaired at September 30, 2015 and March 31, 2016.  Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our oil and gas proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets at both September 30, 2015 and March 31, 2016.   For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated an estimated fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (“WACC”).  The WACC was determined from relevant market comparisons, and adjusted for specific risks.  This analysis resulted in an impairment loss of approximately $28.4 million and $6.6 million for the quarters ended September 30, 2015 and March 31, 2016, respectively, which is included in cost of goods sold in the Consolidated Statement of Earnings for fiscal year 2016.

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

The segment breakdown of goodwill at March 31, 2016 and 2015 is as follows:

	For the Years Ended March 31,
	2016	2015
	(dollars in thousands)
Cement	$9,729	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$133,885	$132,515

Impairment testing for the cement business is done at the plant level because the relatively low value-to-weight ratio limits the geographic area in which a company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a national selling area. Impairment testing for the gypsum wallboard and paperboard segments is done at the segment level because of the national nature of the businesses and customer base. See Note (A) of the Notes to Consolidated Financial Statements for more information. The results of the first step of the annual impairment tests performed in the fiscal fourth quarter of 2016 and 2015 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is a cyclical recovery in U.S. construction activity from the current low levels. Actual results may differ materially from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2016	2015
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$265,767	$234,121
Investing Activities:
Additions to Property, Plant and Equipment	(89,563)	(111,573)
Acquisitions	(32,427)	(237,171)
Net Cash Used in Investing Activities	(121,990)	(348,744)
Financing Activities:
Increase in Credit Facility	52,000	141,000
Repayment of Senior Notes	(57,045)	(9,500)
Dividends Paid to Stockholders	(20,020)	(20,072)
Purchase and Retirement of Common Stock	(123,530)	—
Proceeds from Stock Option Exercises	2,866	4,311
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,273)	(4,166)
Payment of Debt Acquisition Costs	—	(1,661)
Excess Tax Benefits from Share Based Payment Arrangements	4,102	5,743
Net Cash Provided by (Used in) Financing Activities	(145,900)	115,655
Net Increase (Decrease) in Cash	$(2,123)	$1,032

Cash flows from operating activities increased $31.7 million to $265.8 million for fiscal 2016 from $234.1 million for fiscal 2015. This increase was largely attributable to increased net earnings adjusted for depreciation and amortization, impairment and reduction of prepaid sand liability of approximately $10.8 million, and an increase in cash flow from the change in operating assets and liabilities, partially offset by a decrease in distributions from our unconsolidated joint venture. The decrease in distributions from our unconsolidated joint venture is primarily due to decreased earnings in fiscal 2016, compared to fiscal 2015. Cash flows from operating activities were negatively impacted during fiscal 2016 by increased inventories and accounts receivable of approximately $5.7 million and $4.6 million, respectively, and decreased income taxes payable and accounts payable and accrued liabilities of approximately $4.5 million and $7.1 million, respectively, partially offset by reduced other assets of approximately $4.5 million.  Excluding the impact of the working capital purchased in the CRS Acquisition in fiscal 2015, cash flows from operating activities were negatively impacted in fiscal 2015 by increased inventories of approximately $38.7 million and a decrease in accounts payable and accrued liabilities of $11.5 million, partially offset by reduced accounts and notes receivable, other assets and increased income taxes payable of approximately $4.2 million, $0.5 million and $8.0 million, respectively.

Working capital increased to $259.4 million at March 31, 2016, compared to $179.8 million at March 31, 2015, primarily due to increased accounts and notes receivable, net, inventories and income tax receivables, of approximately $6.6 million, $8.1 million and $8.6 million, respectively, and decreased accounts payable and current portion of long-term debt, of approximately $11.1 million and $49.0 million, respectively, partially offset by decreased cash and prepaid and other assets of approximately $2.1 million and $2.6 million, respectively. The current portion of long-term debt declined due to payments made during fiscal 2016.  These payments were made with borrowings under our Credit Facility, which is classified as long-term on our balance sheet.  Working capital related to the Skyway Acquisition decreased working capital at March 31, 2016 by approximately $1.8 million, and primarily consisted of accounts payable and accrued liabilities, partially offset by accounts receivable and inventories.

The increase in accounts and notes receivable at March 31, 2016, compared to March 31, 2015, is primarily due to increased revenues during the fourth quarter of fiscal 2016, compared to the fourth quarter of fiscal 2015. The increase in accounts receivable at March 31, 2016, compared to March 31, 2015, was consistent with the increase in revenues during the periods then ended. As a percentage of quarterly sales generated in the fiscal fourth quarter, accounts receivable were 48% at March 31, 2016 and 51% at March 31, 2015. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at March 31, 2016. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at March 31, 2016 however, during fiscal 2016 we increased our allowance for doubtful accounts approximately $3.1 million in recognition of the downturn in our oil and gas proppants business, and potential financial impact of this downturn on our customers.

Our inventory balance at March 31, 2016 increased approximately $8.1 million, or 3%, from the inventory balance at March 31, 2015. Excluding the $1.7 million of inventory acquired in the Skyway Acquisition, the increase in inventory related primarily to raw materials and materials in process and repair parts, which increased approximately $2.1 million and $6.1 million, respectively at March 31, 2016, compared to March 31, 2015. Most of the increase in raw materials and materials in process is due to increased clinker inventories of approximately $13.7 million, partially offset by a $4.5 million decline in frac sand inventories. The increase in clinker inventory is primarily due to the timing of the outages at certain of our plants.  Additionally, most of our cement plants had extended outages in April, and the increase in clinker is necessary to ensure they will have enough supply during the outage. The decrease in frac sand inventory was due primarily to the write-down of $9.4 million in raw sand inventory values at September 30, 2015 associated primarily with downward revaluation of raw sand inventory that CRS Proppants purchased from a third party pursuant to a purchase contract entered into in connection with the plant expansion, partially offset by increased raw sand tonnage at March 31, 2016, compared to March 31, 2015.  Repair parts, which are a significant part of our inventory, are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a greater level of repair parts inventory. We believe all of these repair parts are necessary and we perform an annual analysis to identify obsolete parts. We have less than one year’s sales of all product inventories with the exception of raw frac sand inventory, and our inventories have a low risk of obsolescence due to our products being basic construction materials or sand used in hydraulic fracturing.  We believe no additional revision is necessary at March 31, 2016.

Net cash used in investing activities during fiscal 2016 was approximately $122.0 million, compared to net cash used in investing activities of $348.7 million during fiscal 2015, a decrease of approximately $226.7 million. A substantial majority of the decrease related to the CRS Acquisition in fiscal 2015 that increased net cash used in investing activities by $237.2 million, compared to the Skyway acquisition that increased net cash used in investing activities by $32.4 million. Excluding both the CRS and Skyway Acquisitions, capital expenditures decreased by approximately $22.0 million in fiscal 2016, compared to fiscal 2015. This decrease is related primarily to the completion of several projects related our oil and gas proppants business that began in fiscal 2015 and were completed in early fiscal 2016. We anticipate spending between $20 million and $25 million on sustaining capital expenditures during fiscal year 2017, which is consistent with historic levels.

Net cash used in financing activities was $145.9 million during fiscal 2016, compared to net cash provided by financing activities of approximately $115.7 million during fiscal 2015. This $261.6 million increase in net cash used in financing activities is primarily due to the repayment of approximately $5.0 million in debt during fiscal 2016, compared to borrowings of $131.5 million in fiscal 2015.  The borrowings in fiscal 2015 related to the CRS Acquisition in November 2014.  Additionally, during fiscal 2016, we repurchased and retired approximately $123.5 million of our outstanding common stock.  Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 32.8% and 32.6%, respectively, at March 31, 2016, as compared to 33.7% and 33.4%, respectively, at March 31, 2015.

Debt Financing Activities.

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 basis points to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum, plus an agreed margin (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company.  The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending on the Leverage Ratio.  The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter in to sale and leaseback arrangements.  The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions or other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions or other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $382.0 million of borrowings outstanding at March 31, 2016.  Based on our Leverage Ratio, we had $109.0 million of available borrowings, net of outstanding letters of credit, at March 31, 2016.

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. At March 31, 2016, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for the tranche of Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the remaining tranche.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At March 31, 2016, the amounts outstanding for each of the remaining tranches are as follows:

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

We do not have any off balance sheet debt except for operating leases. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At March 31, 2016, we had $9.0 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $14.6 million in performance bonds relating primarily to our mining operations.

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

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares.  During fiscal 2016, we have repurchased 1,894,000 shares, at an average price of $65.24.  Subsequent to March 31, 2016, we have purchased an additional 230,000 shares at an average price of $69.80. Including the shares purchased subsequent to year end, we have authorization to purchase an additional 5,376,000 shares.  We did not repurchase any shares in the open market during the fiscal years ended March 31, 2015 and 2014.

Share repurchases may be made from time-to-time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs or directions established from time to time by the Company’s management, including plans to comply with the safe-harbor provided by Rule 10b5-1.

Capital Expenditures.

The following table compares capital expenditures:

		For the Fiscal Years Ended March 31,
	Skyway Acquisition	2016	2015
		(dollars in thousands)
Land and Quarries	$2,290	$20,124	$1,030
Plants	18,331	39,683	71,042
Buildings, Machinery and Equipment	3,955	29,756	39,501
Total Capital Expenditures	$24,576	$89,563	$111,573

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2017. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Contractual and Other Obligations.

We have certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Credit Facility (1)	$382,000	$—	$—	$382,000	$—
Senior Notes	125,714	8,000	81,214	36,500	—
Interest on Senior Notes	15,913	7,277	7,453	1,183	—
Interest on Credit Facility (2)	17,050	6,198	9,052	1,800	—
Operating Leases	38,593	9,262	13,665	6,731	8,935
Purchase Obligations (3)	66,273	17,264	11,089	9,320	28,600
Total	$645,543	$48,001	$122,473	$437,534	$37,535
(1)	The Credit Facility expires in October 2019.
(2)

At March 31, 2016, we had $382.0 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at .35% per annum through the expiration of the facility in October 2019. We estimated the future cash flows for interest by assuming a level repayment of the Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments.

Based on our current actuarial estimates, we anticipate making contributions of approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2017.

Dividends.

Dividends paid in fiscal years 2016 and 2015 were $20.0 million and $20.1 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 0.7% in calendar 2015, 0.8% in 2014, and 1.6% in 2013. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three year period. During calendar 2015, the Consumer Price Index for energy decreased approximately 4.3%, while the Consumer Price Index for transportation increased approximately 2.6%, respectively. These increases, with the exception of energy, are relatively minor, and had minimal impact on our business due to improving efficiencies. The decrease in energy prices was favorable to our manufacturing businesses, but adversely impacted our oil and gas proppants segment as demand for oil declined, reducing the demand for frac sand.  Additional inflationary increases could have an adverse impact on all of our businesses, with the exception of increased oil prices, which would favor our oil and gas proppants business. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

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

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at March 31, 2016 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $382.0 million of borrowings at March 31, 2016 would increase our interest expense by $3.8 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2016	2015	2014
Revenues	$1,143,492	$1,066,368	$898,396
Cost of Goods Sold	911,875	812,235	712,937
Gross Profit	231,617	254,133	185,459
Equity in Earnings of Unconsolidated Joint Venture	39,083	44,967	37,811
Corporate General and Administrative Expense	(37,193)	(30,751)	(24,552)
Other Operating Income (Loss)	2,328	3,201	1,368
Acquisition and Litigation Expense	—	(6,880)	—
Interest Expense, Net	(16,583)	(11,743)	(18,282)
Earnings before Income Taxes	219,252	252,927	181,804
Income Taxes	(66,660)	(66,074)	(57,561)
Net Earnings	152,592	186,853	$124,243
EARNINGS PER SHARE
Basic	$3.08	$3.77	$2.53
Diluted	$3.05	$3.71	$2.49
AVERAGE SHARES OUTSTANDING
Basic	49,471,157	49,604,249	49,090,750
Diluted	50,070,829	50,372,243	49,939,165
CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands)

	For the Years Ended March 31,
	2016	2015	2014
Net Earnings	$152,592	$186,853	$124,243
Net Actuarial Change in Defined Benefit Plans:
Unrealized (gain) loss during the period, net of tax expense (benefit) of ($488), ($3,746) and $1,173	613	6,173	(2,399)
Amortization of Net Actuarial Loss, net of tax benefit of $760, $242 and $333	1,271	411	840
Comprehensive Earnings	$153,250	$193,437	$122,684

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2016	2015
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,391	$7,514
Accounts and Notes Receivable, net	120,221	113,577
Inventories	243,595	235,464
Income Tax Receivable	5,623	—
Prepaid and Other Assets	5,173	7,815
Total Current Assets	380,003	364,370
Property, Plant and Equipment -	2,072,776	1,962,215
Less: Accumulated Depreciation	(817,465)	(740,396)
Property, Plant and Equipment, net	1,255,311	1,221,819
Notes Receivable	2,672	2,847
Investment in Joint Venture	49,465	47,614
Goodwill and Intangible Assets, net	165,827	211,167
Other Assets	30,357	32,509
	$1,883,635	$1,880,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$66,614	$77,749
Accrued Liabilities	45,975	46,830
Income Tax Payable	—	2,952
Current Portion of Long-term Debt	8,000	57,045
Total Current Liabilities	120,589	184,576
Long-term Debt	499,714	455,714
Other Long-term Liabilities	61,122	69,055
Deferred Income Taxes	161,679	160,388
Total Liabilities	843,104	869,733
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,526,843 and 50,245,364 Shares, respectively.	485	502
Capital in Excess of Par Value	168,969	272,441
Accumulated Other Comprehensive Losses	(11,409)	(12,067)
Retained Earnings	882,486	749,717
Total Stockholders’ Equity	1,040,531	1,010,593
	$1,883,635	$1,880,326

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$152,592	$186,853	$124,243
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	97,105	76,299	70,021
Impairment of Intangible Assets	34,999	—	—
Reduction of Prepaid Sand Liability	(10,658)	—	—
Deferred Income Tax Provision	(2,323)	5,805	5,746
Stock Compensation Expense	17,346	13,030	10,136
Excess Tax Benefits from Share Based Payment Arrangements	(4,102)	(5,743)	(8,067)
Equity in Earnings of Unconsolidated Joint Venture	(39,083)	(44,967)	(37,811)
Distributions from Joint Venture	37,250	40,375	37,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(4,553)	4,196	(12,876)
Inventories	(5,740)	(38,741)	(32,714)
Accounts Payable and Accrued Liabilities	(7,061)	(11,499)	6,504
Other Assets	4,468	520	(3,511)
Income Taxes Payable	(4,473)	7,993	11,212
Net Cash Provided by Operating Activities	265,767	234,121	170,633
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(89,563)	(111,573)	(59,490)
Acquisition Spending	(32,427)	(237,171)	—
Net Cash Used in Investing Activities	(121,990)	(348,744)	(59,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	52,000	141,000	(108,000)
Repayment of Senior Notes	(57,045)	(9,500)	—
Dividends Paid to Stockholders	(20,020)	(20,072)	(19,899)
Purchase and Retirement of Common Stock	(123,530)	—	—
Proceeds from Stock Option Exercises	2,866	4,311	14,187
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,273)	(4,166)	(2,913)
Payment of Debt Issuance Costs	—	(1,661)	—
Excess Tax Benefits from Share Based Payment Arrangements	4,102	5,743	8,067
Net Cash Provided by (Used in) Financing Activities	(145,900)	115,655	(108,558)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,123)	1,032	2,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,514	6,482	3,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,391	$7,514	$6,482

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance at March 31, 2013	$495	$224,053	$478,664	$(7,042)	$696,170
Net Earnings	—	—	124,243	—	124,243
Stock Option Exercises and Restricted Share Vesting	5	14,182	—	—	14,187
Tax Benefit-Stock Option Exercise	—	8,067	—	—	8,067
Dividends to Stockholders	—	—	(19,950)	—	(19,950)
Stock Compensation Expense	1	10,135	—	—	10,136
Shares Redeemed to Settle Employee Taxes	—	(2,913)	—	—	(2,913)
Unfunded Pension Liability, net of tax	—	—	—	1,559	1,559
Balance at March 31, 2014	$501	$253,524	$582,957	$(5,483)	$831,499
Net Earnings	—	—	186,853	—	186,853
Stock Option Exercises and Restricted Share Vesting	1	4,310	—	—	4,311
Tax Benefit-Stock Option Exercise	—	5,743	—	—	5,743
Dividends to Stockholders	—	—	(20,093)	—	(20,093)
Stock Compensation Expense	—	13,030	—	—	13,030
Shares Redeemed to Settle Employee Taxes	—	(4,166)	—	—	(4,166)
Unfunded Pension Liability, net of tax	—	—	—	(6,584)	(6,584)
Balance at March 31, 2015	$502	$272,441	$749,717	$(12,067)	$1,010,593
Net Earnings	—	—	152,592	—	152,592
Stock Option Exercises and Restricted Share Vesting	2	2,864	—	—	2,866
Tax Benefit-Stock Option Exercise	—	4,102	—	—	4,102
Purchase and Retirement of Common Stock	(19)	(123,511)	—	—	(123,530)
Dividends to Stockholders	—	—	(19,823)	—	(19,823)
Stock Compensation Expense	—	17,346	—	—	17,346
Shares Redeemed to Settle Employee Taxes	—	(4,273)	—	—	(4,273)
Unfunded Pension Liability, net of tax	—	—	—	658	658
Balance at March 31, 2016	$485	$168,969	$882,486	$(11,409)	$1,040,531

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

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $10.2 million and $7.1 million at March 31, 2016 and 2015, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $2.9 million at March 31, 2016, of which approximately $0.2 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%, which was approximately 3.9% on March 31, 2016. Remaining unpaid amounts, plus accrued interest, mature in March 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At March 31, 2016 and 2015, approximately $0.3 million of our allowance for doubtful accounts is related to our notes receivable.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2016	2015
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$119,060	$115,345
Finished Cement	21,834	20,508
Gypsum Wallboard	5,839	7,741
Paperboard	7,575	8,493
Frac Sand	5,501	4,928
Aggregates	10,660	11,131
Repair Parts and Supplies	68,155	62,121
Fuel and Coal	4,971	5,197
	$243,595	$235,464

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $84.2 million, $69.7 million and $67.3 million for the years ended March 31, 2016, 2015 and 2014, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2016 and 2015, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Impairment or Disposal of Long-Lived and Intangible Assets –

We evaluate the recoverability of our long-lived assets and certain identifiable intangibles, such as permits and customer contracts, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets, such as plants, buildings and machinery and equipment, including mining assets, is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

During calendar 2015, the continued decline in oil prices adversely impacted oil and gas drilling activity, leading to further reductions in demand and pricing for proppants.  This reduction in demand adversely impacted performance under our customer contracts for our frac sand business, resulting in the amendment of certain of these contracts.  Based on the reduced demand for proppants and the executed and pending amendments to our customer contracts, we concluded that long-lived asset impairment indicators were present during the quarters ended September 30, 2015 and March 31, 2016 for our customer contract intangible assets.  We performed recovery tests to determine if any of the customer contract intangible assets related to our oil and gas proppants business unit were impaired at September 30, 2015 and March 31, 2016.  Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our oil and gas proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets at both September 30, 2015 and March 31, 2016.   For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated an estimated fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (“WACC”).  The WACC was determined from relevant market comparisons, and adjusted for specific risks.  This analysis resulted in impairment losses of approximately $28.4 million and $6.6 million for the quarters ended September 30, 2015 and March 31, 2016, respectively, which is included in cost of goods sold in the Consolidated Statement of Earnings for fiscal year 2016.

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

Intangible Assets: Intangible assets, including the impact of the impairment charges discussed above, at March 31, 2016 and 2015 consist of the following:

	March 31, 2016
	Amortization Period	Cost	Amortization Expense	Impairment	Accumulated Amortization	Net
		(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$63,260	$11,634	$34,999	$(52,627)	$10,633
Sales Contracts	4 years	2,500	625	—	(2,083)	$417
Permits	40 years	27,440	652	—	(6,548)	$20,892
Goodwill		133,885	—	—	—	$133,885
Total Goodwill and Intangible Assets		$227,085	$12,911	$34,999	$(61,258)	$165,827

At March 31, 2016, approximately $5.6 million of customer contracts and relationships is related to our oil and gas proppants segment.  Under the terms of one of the contracts, the customer prepaid $15.0 million for sand, of which $12.7 million was available at March 31, 2015. This prepayment would be credited to the customer based on future sand purchases required by the contract.  This customer has not made the required purchases in accordance with the terms of the contract, and therefore has forfeited approximately $10.7 million of the prepaid balance.  The reversal of the $10.7 million was recorded as a reduction to cost of goods sold in our oil and gas proppants segment during fiscal 2016.  We have a $2.0 million liability related to the remaining customer prepayment of sand, which is included in Other Long-Term Liabilities on the consolidated Balance Sheet.  The contract terminates June 30, 2016, at which time the remaining $2.0 million will be forfeited if the customer has not placed orders for the contracted amount of sand.

	March 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets and Goodwill:
Customer contracts and relationships	15 years	$62,060	$(5,994)	$56,066
Sales contracts	4 years	2,500	(1,458)	1,042
Permits	40 years	27,440	(5,896)	21,544
Goodwill		132,515	—	132,515
Total intangible assets and goodwill		$224,515	$(13,348)	$211,167

During July 2015, goodwill increased approximately $1.4 million and customer contracts and relationships increased $1.2 million in connection with the acquisition of Skyway Cement Company.  See Footnote (B) of the Notes to Consolidated Financial Statements for more information.

Amortization expense of intangibles was $12.9 million, $5.7 million and $1.7 million for the years ended March 31, 2016, 2015 and 2014, respectively, excluding the impairment expense in fiscal 2016, as discussed above. Amortization expense is expected to be approximately $3.4 million for fiscal year 2017, $3.0 million per year for fiscal years 2018 and 2019, $2.0 million for fiscal year 2020, and $1.2 million for fiscal year 2021.

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

Stock Repurchases –

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares.  During fiscal 2016, we have repurchased 1,894,000 shares, at an average price of $65.24.  Subsequent to March 31, 2016, we have purchased an additional 230,000 shares at an average price of $69.80.  Including the shares purchased subsequent to year end, we have authorization to purchase an additional 5,376,000 shares.  We did not repurchase any shares in the open market during the fiscal years ended March 31, 2015 and 2014.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, frac sand, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $139.5 million, $124.0 million and $113.1 million were classified as cost of goods sold in the years ended March 31, 2016, 2015 and 2014, respectively.

Other income (loss) includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

As of March 31, 2016, we have an accumulated other comprehensive loss of $11.4 million, which is net of income taxes of $6.8 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2016, 2015 and 2014 were $16.9 million, $15.1 million and $17.0 million, respectively.

We made net payments of $63.9 million, $78.3 million and $41.7 million for federal and state income taxes in the years ended March 31, 2016, 2015 and 2014, respectively.

Statements of Consolidated Earnings – Supplemental Disclosures –

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $95.1 million, $86.7 million and $77.4 million in the years ended March 31, 2016, 2015 and 2014, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Operating Units Selling, G&A	$56,110	$49,326	$50,175
Corporate G&A	37,193	30,751	24,552
	$93,303	$80,077	$74,727

Earnings Per Share –

	For the Years Ended March 31,
	2016	2015	2014
Weighted-Average Shares of Common Stock Outstanding	49,471,157	49,604,249	49,090,750
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,146,807	1,350,556	1,574,491
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(768,886)	(868,636)	(1,032,359)
Restricted Stock Units	221,751	286,074	306,283
Weighted-Average Common Stock and Dilutive Securities Outstanding	50,070,829	50,372,243	49,939,165

The “Less Shares Repurchased from Proceeds of Assumed Exercised Options” line includes unearned compensation related to outstanding stock options.

There were 688,420, 285,267 and 146,696 stock options at an average exercise price of $80.51 per share, $82.72 per share and $65.12 per share that were excluded from the computation of diluted earnings per share for the years ended March 31, 2016, 2015 and 2014, respectively, because such inclusion would have been anti-dilutive.

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

New Accounting Standards –

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2019, with early adoption not permitted. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the impact of this ASU.

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires entities to present all deferred tax assets and liabilities, as well as any related valuation allowances, as one net noncurrent asset or liability per tax jurisdiction. We early adopted the standard as of March 31, 2016 and have reclassified our current deferred tax assets to long-term. For the year ended March 31, 2015, our consolidated balance sheet has been retrospectively adjusted to conform with the new presentation, which resulted in a reclassification of approximately $2.3 million from current assets to long-term liabilities.

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

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of fiscal 2018 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of fiscal 2020, and we will adopt using the modified retrospective approach. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures, as well as our internal lease accounting processes.

Acquisition and Litigation Expense

Acquisition and litigation expense consists primarily of expenses incurred during the CRS acquisition, as discussed in Footnote (B) to the Consolidated Financial Statements, and significant legal expenses incurred during litigation primarily involving the lawsuit against the Internal Revenue Service (“IRS”). See Note (H), Income Taxes, for more information about the outstanding lawsuit with the IRS.

(B) ACQUISITIONS

Skyway Acquisition

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“Slag”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, slag is used in conjunction with Portland cement to make a lower permeability concrete.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million to be refunded by the seller. We received $1.5 million of the refund in January 2016 and expect to receive the remaining $1.0 million on January 2017.  We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow and borrowings under our bank credit facility.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.  The purchase price was allocated as follows: $1.9 million to accounts and notes receivable; $2.3 million to inventories; $24.6 million to property, plant and equipment; $1.2 million to intangible assets; $1.4 million to goodwill; and $1.0 million to other assets.

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

Purchase Price: The purchase price (the “CRS Purchase Price”) of the CRS Acquisition was approximately $236.1 million, including approximately $8.9 million of in-process capital expenditures paid as of the closing date. We funded the payment of the CRS Purchase Price at closing and expenses incurred in connection with the CRS Acquisition through borrowings under our bank credit facility, which was amended and restated on October 30, 2014. See Footnote (E) of the Notes to Consolidated Financial Statements for more information about the bank credit facility.

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company engaged a third-party to perform appraisal valuation to support the Company’s preliminary estimate of the fair value of certain assets acquired in the CRS Acquisition. Included in the assets acquired, and liabilities assumed, are two long-term sales agreements that included prepayments for future sales under the agreement, with such prepayments classified as liabilities. Additionally, one of the agreements is with a customer that is currently in bankruptcy, and is not expected to fulfill its obligation under the contract. We have been indemnified by the former owner against any loss related to this contract, and such indemnity has been valued at fair value and recorded as an asset at the date of the acquisition.

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

The following table summarizes the allocation of the CRS Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation at acquisition date (in thousands)	As of November 14, 2014
Cash and cash equivalents	$219
Accounts Receivable	14,640
Inventories	9,627
Prepaid and Other Assets	753
Property and Equipment	197,238
Intangible Assets	56,200
Indemnity under Sales Agreement	14,810
Accounts Payable	(8,428)
Obligations under Long-term Sales Agreements	(28,131)
Asset Retirement Obligation	(4,112)
Deferred Taxes	(16,765)
Total Net Assets	236,051
Goodwill	—
Total Estimated Purchase Price	$236,051

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

Actual and pro forma impact of the CRS Acquisition: The following table presents the net sales and operating loss of CRS Proppants that has been included in our consolidated statement of earnings from November 14, 2014 through the end of the fiscal year:

	For the Fiscal Year Ended March 31,
	2016	2015
	(dollars in thousands)
Revenues	$44,365	$28,035
Operating Loss	$41,137	$5,002

Operating loss shown above for fiscal 2016 has been impacted by approximately $20.7 million, $35.0 million, $11.5 million and $0.5 million related to depreciation and amortization, impairments, write-down of raw sand inventory and the recording of acquired inventory at fair value, respectively. This amount was partially offset by a customer forfeiture of amounts prepaid for sand purchases totaling $10.7 million during the fourth quarter of fiscal 2016.  During fiscal 2015, the operating loss shown above has been impacted by approximately $6.4 million of depreciation and amortization and approximately $1.5 million related to the impact of recording acquired inventory at fair value.

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

(C) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2016	2015
	(dollars in thousands)
Land and Quarries	$384,688	$345,991
Plants	1,498,387	1,378,497
Buildings, Machinery and Equipment	165,086	151,627
Construction in Progress	24,615	86,100
	2,072,776	1,962,215
Accumulated Depreciation	(817,465)	(740,396)
	$1,255,311	$1,221,819

(D) Accrued Expenses

Accrued expenses at March 31, 2016 and 2015 consist of the following:

	March 31,
	2016	2015
	(dollars in thousands)
Payroll and Incentive Compensation	$19,956	$19,082
Benefits	10,663	9,951
Interest	3,373	4,524
Property Taxes	4,186	3,189
Power and Fuel	1,390	1,619
Legal	1,486	1,673
Sales and Use Tax	549	523
Acquisition Related Expenses	—	1,355
Other	4,372	4,914
	$45,975	$46,830

(E) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Bank Credit Facility	$382,000	$330,000
Senior Notes	125,714	182,759
Total Debt	507,714	512,759
Less: Current Portion of Long-term Debt	(8,000)	(57,045)
Long-term Debt	$499,714	$455,714

The weighted-average interest rate of Senior Notes was 5.9%, 5.8% and 5.8% during fiscal 2016, 2015 and 2014, respectively. The average interest rate of the Senior Notes was 5.99% and 5.80% at March 31, 2016 and 2015, respectively.

The weighted-average interest rate of bank debt borrowings during fiscal 2016, 2015 and 2014 was 1.6%, 1.5% and 1.9%, respectively. The interest rate on the bank debt was 1.8% and 1.6% at March 31, 2016 and 2015, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2017	$8,000
2018	81,214
2019	—
2020	418,500
2021	—
Thereafter	—
Total	$507,714

Senior Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) related to our sale of $200.0 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches on November 15, 2005. At March 31, 2016, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for the remaining Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid for the above tranche.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) related to our sale of $200.0 million of senior, unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At March 31, 2016, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each remaining tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (collectively referred to as the “Note Purchase Agreements”) and the Series 2005A Senior Notes and the Series 2007A Senior Notes (collectively referred to as “the Senior Notes”) are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility. The Note Purchase Agreements contain customary restrictive covenants, including covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties, as well as certain cross covenants with the Credit Facility. We were in compliance with all financial ratios and tests at March 31, 2016 and throughout the fiscal year.

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

Bank Debt -

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit, which is scheduled to retire on October 30, 2019. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $382.0 million of borrowings outstanding at March 31, 2016. Based on our Leverage Ratio, we had $109.0 million of available borrowings, net of the outstanding letters of credit, at March 31, 2016.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2016, we had $9.0 million of letters of credit outstanding.

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

(F) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at March 31, 2016 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	$ 60,271
Series 2007A Tranche B	8,367
Series 2007A Tranche C	25,742
Series 2007A Tranche D	40,555

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at March 31, 2016 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at March 31, 2016.

(G) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. Operations related to the Skyway Acquisition will be included in the cement segment, as this plant has an identical customer base and is managed by the cement divison.

We operate in five business segments: Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of portland cement and slag (a basic construction material which are the essential binding ingredients in concrete), the grinding of slag, the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel) and sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials, and basic materials used for oil and natural gas extraction.  Our construction productions are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement.

We operate six cement plants, one slag grinding facility, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations, two frac sand processing facilities, three frac sand drying facilities and six frac sand trans-load locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposits across the United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Revenues -
Cement	$528,499	$488,644	$438,224
Gypsum Wallboard	461,457	437,514	387,016
Paperboard	149,192	142,690	130,178
Oil and Gas Proppants	57,591	81,381	19,557
Concrete and Aggregates	128,073	107,892	96,908
	1,324,812	1,258,121	1,071,883
Less: Intersegment Revenues	(73,862)	(65,533)	(62,094)
Less: Joint Venture Revenues	(107,458)	(126,220)	(111,393)
	$1,143,492	$1,066,368	$898,396

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Intersegment Revenues -
Cement	$13,939	$9,598	$8,952
Paperboard	59,001	55,060	52,119
Concrete and Aggregates	922	875	1,023
	$73,862	$65,533	$62,094
Cement Sales Volumes (M tons) -
Wholly-Owned	3,903	3,744	3,580
Joint Venture	875	1,055	1,013
	4,778	4,799	4,593

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Operating Earnings -
Cement	$137,854	$117,527	$89,486
Gypsum Wallboard	159,352	145,871	114,852
Paperboard	32,153	31,512	23,610
Oil and Gas Proppants	(68,466)	(2,546)	(4,890)
Concrete and Aggregates	9,807	6,736	212
Other, net	2,328	3,201	1,368
Sub-Total	273,028	302,301	224,638
Corporate General and Administrative	(37,193)	(30,751)	(24,552)
Acquisition, Litigation and Other Expense	—	(6,880)	—
Earnings Before Interest and Income Taxes	235,835	264,670	200,086
Interest Expense, net	(16,583)	(11,743)	(18,282)
Earnings Before Income Taxes	$219,252	$252,927	$181,804
Cement Operating Earnings -
Wholly-Owned	$98,771	$72,560	$51,675
Joint Ventures	39,083	44,967	37,811
	$137,854	$117,527	$89,486
Capital Expenditures -
Cement	$20,262	$27,086	$12,226
Gypsum Wallboard	4,832	7,129	4,825
Paperboard	5,542	1,888	3,354
Oil and Gas Proppants	40,144	61,484	34,264
Concrete and Aggregates	18,783	13,851	4,572
Other, net	—	135	249
	$89,563	$111,573	$59,490
Depreciation , Depletion and Amortization -
Cement	$33,400	$31,839	$31,829
Gypsum Wallboard	19,988	20,092	20,981
Paperboard	8,312	8,251	8,716
Oil and Gas Proppants	27,227	8,839	1,707
Concrete and Aggregates	6,260	5,533	5,205
Corporate and Other	1,918	1,745	1,583
	$97,105	$76,299	$70,021

	As of March 31,
	2016	2015	2014
	(dollars in thousands)
Identifiable Assets
Cement	$819,994	$777,956	$762,578
Gypsum Wallboard	392,523	403,279	412,566
Paperboard	127,371	123,519	125,045
Oil and Gas Proppants	409,497	455,572	92,199
Concrete and Aggregates	106,634	96,610	87,364
Other, net	27,616	23,390	31,777
	$1,883,635	$1,880,326	$1,511,529

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

The segment breakdown of goodwill at March 31, 2016 and 2015 is as follows:

	For the Years Ended March 31,
	2016	2015
	(dollars in thousands)
Cement	$9,729	$8,359
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$133,885	$132,515

(H) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$64,256	$62,424	$49,604
State	4,727	(2,155)	2,211
	68,983	60,269	51,815
Deferred Provision (Benefit) -
Federal	(546)	(962)	7,691
State	(1,777)	6,767	(1,945)
	(2,323)	5,805	5,746
Provision for Income Taxes	$66,660	$66,074	$57,561

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Earnings Before Income Taxes	$219,252	$252,927	$181,804
Income Taxes at Statutory Rate	$76,738	$88,524	$63,631
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	1,166	4,582	173
Statutory Depletion in Excess of Cost	(5,672)	(4,367)	(3,512)
Domestic Production Activities Deduction	(6,302)	(6,853)	(3,453)
Meals and Entertainment Disallowance	629	647	503
Penalties on Uncertain Tax Positions	—	—	213
IRS Settlement	—	(16,559)	—
Other	101	100	6
Provision for Income Taxes	$66,660	$66,074	$57,561
Effective Tax Rate	30%	26%	32%

The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Excess Tax Depreciation and Amortization	$3,284	$2,259	$6,875
Bad Debts	(1,340)	(142)	(224)
Uniform Capitalization	(1,339)	1,296	(1,127)
Accrual Changes	(1,298)	(611)	(1,075)
Uncertain Tax Position Accruals	—	—	213
Prepaid Insurance	(1,149)	(331)	424
State Income Taxes, net	(1,155)	6,060	(1,319)
Reversal of Prepaid Sand Liability	3,682	—	—
Long-term Incentive Compensation Plans	(3,140)	(1,792)	(373)
Other	132	(934)	1,033
	$(2,323)	$5,805	$5,746

Components of deferred income taxes are as follows:

	March 31,
	2016	2015
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(157,260)	$(153,045)
Depletion	(21,911)	(18,374)
Repair Parts	(2,446)	(3,376)
State Income Taxes, net	(12,552)	(13,708)
Other	(4,147)	(5,359)
Total Deferred Tax Liabilities	$(198,316)	$(193,862)
Items Giving Rise to Deferred Tax Assets -
Accrual Changes	$11,855	$10,557
Bad Debts	3,604	2,264
Uniform Capitalization	2,174	835
Deferred Revenue	700	4,382
Long-term Incentive Compensation Plan	11,458	8,318
Other	6,846	7,118
Total Deferred Tax Assets	$36,637	$33,474

Deferred income taxes are classified in the consolidated balance sheet as follows:

	March 31,
	2016	2015
	(dollars in thousands)
Deferred Income Taxes	$(161,679)	$(160,388)

Uncertain tax position –

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

Reconciliation of the consolidated liability for gross unrecognized tax benefits, excluding interest, from April 1, 2013 to March 31, 2016, is as follows:

	For the Years Ended March 31,
	2016		2015	2014
	(dollars in thousands)
Balance at Beginning of Year		$—	$24,802	$24,589
Increase related to prior tax positions		—	—	213
Decrease related to prior tax positions	﷐	—	(24,802)	—
Payments		—	—	—
		$—	$—	$24,802

We recognize penalties associated with uncertain tax positions as part of the tax provision, while interest associated with uncertain tax positions is included in interest expense. The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Accrued interest recognized	$—	$(3,847)	$641
Accrued penalties recognized	$—	$(6,475)	$213

There was no accrued interest or penalties related to our uncertain tax position during the fiscal years ended March 31, 2016 and 2015.  Accrued interest and penalties related to our uncertain tax positions totaled $4.4 million and $3.2 million, respectively, at March 31, 2014.

In May 2011, we filed a lawsuit against the Internal Revenue Service (“IRS”) in Federal District Court to recover all of the amounts paid to the IRS with respect to our uncertain tax position for 2001 to 2006. We reached an agreement with the IRS to settle this case, which was approved by the U.S. Department of Justice in January 2015.  Under the terms of the settlement agreement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date.  The impact from the settlement agreement was approximately $17 million, including state benefits, which was recorded as a reduction of income tax expense during the fourth quarter of fiscal 2015.  The related interest refund of approximately $4.4 million was also recorded during the fourth quarter of fiscal 2015.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2016, we had contingent liabilities under these outstanding letters of credit of approximately $9.0 million.

We are currently contingently liable for performance under $14.6 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On March 16, 2014, the court entered orders preliminarily approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  The Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit is pending.  Discovery related to this class certification is ongoing.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. American Gypsum denies the allegations in these lawsuits and will vigorously defend itself against these claims.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.  Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016.  Discovery in this lawsuit is ongoing.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2016. The contracts are for approximately 25% of our anticipated natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2016, 2015 and 2014 totaled $10.3 million, $5.9 million and $3.2 million, respectively. Minimum annual rental commitments as of March 31, 2016, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2017	$9,262
2018	$7,321
2019	$6,344
2020	$4,083
2021	$2,648
Thereafter	$8,935

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

Long-Term Compensation Plans –

Options. In June 2015, the Compensation Committee of the Board of Directors approved an equity award of an aggregate of 268,571 stock options pursuant to the Plan to certain officers and key employees that vest ratably over a three year period (the “Fiscal 2015 Employee Stock Option Grant”).  The stock options have a term of ten years from the date of grant. In August 2015, we granted 17,051 stock options to members of the Board of Directors (the “Fiscal 2016 Board of Directors Grant”). Stock options granted under the Fiscal 2016 Board of Directors Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2016 Employee Stock Option Grant and Fiscal 2016 Board of Directors Grant were valued at the grant date using the Black-Scholes option pricing model.

All stock options issued during fiscal 2016 and 2015 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2016 and 2015 are as follows:

	2016	2015
Dividend Yield	2.0%	2.0%
Expected Volatility	36.5%	44.8%
Risk Free Interest Rate	1.85%	1.86%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $7.5 million, $6.2 million and $5.3 million, for the years ended March 31, 2016, 2015 and 2014, respectively. At March 31, 2016, there was approximately $8.1 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.3 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	1,665,565	$46.37	2,788,999	$41.83	3,022,592	$37.83
Granted	318,572	$79.83	297,151	$86.41	256,989	$68.00
Exercised	(137,874)	$27.58	(151,085)	$32.38	(485,582)	$29.72
Cancelled	(28,500)	$86.35	(1,269,500)	$47.43	(5,000)	$53.22
Outstanding Options at End of Year	1,817,763	$53.03	1,665,565	$46.37	2,788,999	$41.83
Options Exercisable at End of Year	1,285,412		1,035,166		818,215
Weighted Average Fair Value of Options Granted during the Year		$24.27		$32.31		$26.35

The following table summarizes information about stock options outstanding at March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $30.74	476,671	4.04	$26.59	474,671	$26.58
$33.08 - $37.95	465,933	5.98	$33.91	445,933	$33.87
$53.22 - $74.10	307,936	7.06	$66.10	194,825	$66.64
$79.73 - $93.56	567,223	8.75	$83.87	169,983	$86.67
	1,817,763	6.52	$53.03	1,285,412	$43.12

At March 31, 2016, the aggregate intrinsic value for outstanding and exercisable options was approximately $31.0 million and $34.7 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2016 was approximately $6.7 million.

Restricted Stock. In June 2015, the Compensation Committee approved the granting of an aggregate of 93,782 shares of restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2016 Employee Restricted Stock Award”). The performance criterion for the Fiscal 2016 Employee Restricted Stock Award is based upon the achievement of certain levels of return on equity, ranging from 12.5% to 17.5%, for the fiscal year ended March 31, 2016.  All restricted shares will be earned if the return on equity is 17.5% or greater, and the percentage of shares earned will be reduced proportionately to approximately 75% if the return on equity is 12.5%.  If the Company does not achieve a return on equity of at least 12.5%, all awards will be forfeited.  If the criteria are met, the award may be reduced by the Compensation Committee based on individual performance goals. During fiscal 2016, the return on equity was approximately 82%; therefore, 79,326 shares under this reward were earned, with the remaining shares forfeited. Restriction on the shares will lapse ratably over five years. The first fifth lapsed on May 8, 2016, and the remaining restrictions lapsing on March 31, 2017 through 2020. The value of the Fiscal 2016 Employee Restricted Stock Award, net of estimated forfeitures, is being expensed over a five year period. In August 2015, we granted 15,139 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2016 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2016 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with the Company’s director retirement policy.

Expense related to restricted shares was $9.8 million, $6.7 million and $4.8 million in fiscal years ended March 31, 2016, 2015 and 2014, respectively. At March 31, 2016, there were approximately 400,000 shares with remaining restrictions for which $14.0 million of unearned compensation, net of estimated forfeitures, will be recognized over a weighted-average period of 1.8 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,565,892 at March 31, 2016. Of the available shares, up to 1,439,758 can be used for future restricted stock and restricted stock unit grants.

(K) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Interest Income	$(6)	$(6)	$(5)
Interest Expense	15,891	14,768	16,751
Interest Expense (Income) – IRS	—	(3,847)	641
Other Expenses	698	828	895
Interest Expense, net	$16,583	$11,743	$18,282

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense (income) – IRS relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition. As noted in Footnote (H) of the Notes to Consolidated Financial Statements, our settlement with the IRS was finalized in January 2015.  As a result of the settlement, we received approximately $4.4 million of interest related to penalties paid to the IRS related to the Republic Asset Acquisition during fiscal 2015.

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two year period ended March 31, 2016 and a statement of the funded status as of March 31, 2016 and 2015:

	For the Years Ended March 31,
	2016	2015
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$41,791	$29,892
Service Cost - Benefits Earned During the Period	1,039	874
Interest Cost on Projected Benefit Obligation	1,525	1,278
Amendments	—	805
Actuarial (Gain) Loss	(1,146)	9,823
Benefits Paid	(928)	(881)
Benefit Obligation at March 31,	$42,281	$41,791
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$22,055	$21,189
Actual Return on Plan Assets	(537)	937
Employer Contributions	834	810
Benefits Paid	(928)	(881)
Fair Value of Plans at March 31,	21,424	22,055
Funded Status -
Unfunded Status at March 31,	$(20,857)	$(19,736)
Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(20,857)	$(19,736)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	17,746	18,376
Prior Service Cost	509	809
Accumulated Other Comprehensive Losses	$18,255	$19,185
Tax impact	(6,846)	(7,118)
Accumulated Other Comprehensive Losses, net of tax	$11,409	$12,067

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2016	2015
	(dollars in thousands)
Projected Benefit Obligation	$42,281	$41,791
Accumulated Benefit Obligation	$42,236	$41,790
Fair Value of Plan Assets	$21,424	$22,055

Net periodic pension cost for the fiscal years ended March 31, 2016, 2015 and 2014, included the following components:

	For the Years Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$1,039	$874	$1,129
Interest Cost of Projected Benefit Obligation	1,525	1,278	1,222
Expected Return on Plan Assets	(1,751)	(1,680)	(1,506)
Recognized Net Actuarial Loss	300	609	921
Amortization of Prior-Service Cost	1,773	11	11
Net Periodic Pension Cost	$2,886	$1,092	$1,777

We amended one of our pension plans during March 2015, which increased our prior service cost by approximately $0.8 million.  This amount is included in other comprehensive income and will be recognized in our statement of earnings as pension expense over the next three fiscal years.

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (in thousands):

Fiscal Years	Total
2017	$1,320
2018	$1,396
2019	$1,488
2020	$1,611
2021	$1,737
2022-2026	$10,524

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2016	2015	2014
Net Periodic Benefit Costs -
Discount Rate	3.70%	4.41%	4.20%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2016	2015
Benefit Obligations -
Discount Rate	3.83%	3.70%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2016 and 2015 and the range of target allocation are as follows:

	Range of Target Allocation	Percentage of Plan Assets at March 31,

		2016	2015
Asset Category -
Equity Securities	40 – 60%	66%	61%
Debt Securities	35 – 60%	33%	36%
Other	0 – 5%	1%	3%
Total		100%	100%

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

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2017.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2016 and 2015 were as follows:

	March 31,
	2016	2015
	(dollars in thousands)
Equity Securities	$14,083	$13,510
Fixed Income Securities	7,047	7,985
Real Estate Funds	129	133
Commodity Linked Funds	50	124
Cash Equivalents	115	303
Total	$21,424	$22,055

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A).

The fair values by category of inputs as of March 31, 2016 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$14,083	$—	$14,083
Fixed Income Securities	—	7,047	—	7,047
Real Estate Funds	—	129	—	129
Commodity Linked Funds	—	50	—	50
Cash Equivalents	115	—	—	115
	$115	$21,309	$—	$21,424

The fair values by category of inputs as of March 31, 2015 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$13,510	$—	$13,510
Fixed Income Securities	—	7,985	—	7,985
Real Estate Funds	—	133	—	133
Commodity Linked Funds	—	124	—	124
Cash Equivalents	303	—	—	303
	$303	$21,752	$—	$22,055

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plan is a defined contribution plan funded by employer discretionary contributions and also allows employees to contribute a certain percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in any Company contributions over a six year period for salaried employees and a three year period for hourly employees. Costs relating to the employer discretionary contributions for our contribution plan totaled $6.2 million, $5.3 million and $4.5 million in fiscal years 2016, 2015 and 2014, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans included the seller’s 401(k) plan which included employer matching percentages for hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $0.3 million, $0.2 million and $0.2 million for these employees during fiscal years 2016, 2015 and 2014, respectively.

Approximately sixty of our employees belong to five different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in March 2017. Our expense related to these plans was approximately $1.3 million, $1.0 million and $0.2 million during fiscal years 2016, 2015 and 2014, respectively. We anticipate the total expense in fiscal 2017 related to these plans will be approximately $1.3 million.

(M) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2016	2015
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$284,963	$266,251
Gross Profit	61,097	56,401
Earnings Before Income Taxes	55,885	55,786
Net Earnings	37,762	37,710
Diluted Earnings Per Share	$0.75	$0.75
Second Quarter -
Revenues	$328,988	$284,808
Gross Profit	44,294	75,061
Earnings Before Income Taxes	42,840	74,577
Net Earnings	29,819	50,319
Diluted Earnings Per Share	$0.59	$1.00
Third Quarter -
Revenues	$277,409	$291,529
Gross Profit	68,865	79,149
Earnings Before Income Taxes	68,205	77,866
Net Earnings	45,848	52,030
Diluted Earnings Per Share	$0.92	$1.03
Fourth Quarter -
Revenues	$252,132	$223,780
Gross Profit	57,361	43,522
Earnings Before Income Taxes	52,322	44,698
Net Earnings	39,163	46,794
Diluted Earnings Per Share	$0.80	$0.93

The fourth quarter of fiscal 2016 was adversely impacted approximately $6.6 million, $4.1 million and $1.0  million related to impairment of customer contract intangibles, write-down of raw sand inventory and an increase in the bad debt reserve, respectively. This amount was partially offset by a customer forfeiture of amounts prepaid for sand purchases totaling $10.7 million during the fourth quarter of fiscal 2016.  See the Intangible Assets discussion in Footnote (B) of the Notes to Consolidated Financial Statements for more information about the impairment and customer forfeiture of prepaid sand.

The fourth quarter of fiscal 2015 was favorably impacted by the settlement agreement with the IRS.  As a result of the settlement agreement, we recorded an income tax benefit of approximately $17 million, including state benefits.  The related interest of approximately $4.4 million was also recorded during the fourth quarter of fiscal 2015.  The fourth quarter of fiscal 2015 was adversely impacted by certain acquisition related expenses aimed at growing our construction products business and administrative costs related to the settlement of our lawsuit against the IRS.  The total impact of these expenses was approximately $4.1 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and Subsidiaries at March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Materials Inc. and Subsidiaries internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 25, 2016

Texas Lehigh Cement Company LP

Statements of Earnings

(dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Net sales	$215,624	$253,375	$207,784
Cost of goods sold	128,036	158,878	131,668
Gross margin	87,588	94,497	76,116
Selling, general, and administrative expenses	4,809	4,369	4,210
Operating income	82,779	90,128	71,906
Interest and other (expense) income	(665)	(98)	639
Equity in earnings of joint venture	1	1	1
Texas margin tax	(743)	(823)	(710)
Net income	$81,372	$89,208	$71,836

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Comprehensive Earnings

(dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Net Income	$81,372	$89,208	$71,836
Net actuarial gains (losses) of defined benefit plans:
Unrealized gain (loss) during the period	583	(1,820)	1,420
Amortization of net actuarial loss	277	150	348
Comprehensive income	$82,232	$87,538	$73,604

See notes to financial statements.

Texas Lehigh Cement Company LP

Balance Sheets

(dollars in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$420	$698
Receivables:
Accounts and notes receivable, net of allowance for doubtful accounts and discounts of $1,438 and $1,492	31,046	38,986
Inventories:
Cement	3,645	3,544
Raw materials and materials-in-process	15,769	8,126
Repair parts and supplies	20,937	15,730
Total inventories	40,351	27,400
Prepaid assets	1,223	1,128
Total current assets	73,040	68,212
Property, plant and equipment:
Land, including quarry	3,752	3,752
Cement plant	125,715	122,566
Mobile equipment and other	5,708	5,743
Furniture and fixtures	718	709
Construction-in-progress	77	2,515
Total property, plant and equipment	135,970	135,285
Less accumulated depreciation and depletion	(113,074)	(110,850)
Property, plant and equipment, net	22,896	24,435
Investment in joint venture	18,796	18,795
Total assets	$114,732	$111,442
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$6,875	$10,699
Accrued liabilities	5,415	5,358
Due to affiliates	205	208
Current liabilities	12,495	16,265
Pension and other long term liabilities	4,525	4,697
Commitments and contingencies	—	—
Partners’ capital:
General Partners’ Capital:
TLCC GP LLC	97	90
Lehigh Portland Holdings, LLC	97	90
Limited Partners’ Capital:
TLCC LP LLC	48,759	45,150
Lehigh Portland Investments, LLC	48,759	45,150
Total partners’ capital	97,712	90,480
Total liabilities and partners’ capital	$114,732	$111,442

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Changes in Partners’ Capital

(dollars in thousands)

	General Partners’ Capital		Limited Partners’ Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
Balance at December 31, 2012	$79	$79	$39,715	$39,715	$79,588
Net income for the year	72	72	35,846	35,846	71,836
Other comprehensive gain	2	2	882	882	1,768
Distribution of earnings	(73)	(73)	(36,427)	(36,427)	(73,000)
Balance at December 31, 2013	$80	$80	$40,016	$40,016	$80,192
Net income for the year	89	89	44,515	44,515	89,208
Other comprehensive loss	(2)	(2)	(833)	(833)	(1,670)
Distribution of earnings	(77)	(77)	(38,548)	(38,548)	(77,250)
Balance at December 31, 2014	$90	$90	$45,150	$45,150	$90,480
Net income for the year	81	81	40,605	40,605	81,372
Other comprehensive gain	1	1	429	429	860
Distribution of earnings	(75)	(75)	(37,425)	(37,425)	(75,000)
Balance at December 31, 2015	$97	$97	$48,759	$48,759	$97,712

See notes to financial statements.

Texas Lehigh Cement Company LP

Statements of Cash Flows

(dollars in thousands)

	Year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,372	$89,208	$71,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	2,421	2,458	3,306
Gain on sales of equipment	(16)	(15)	(5)
Equity in earnings of unconsolidated joint venture	(1)	(1)	(1)
Changes in assets and liabilities:
Trade accounts receivable	7,940	(8,772)	(5,014)
Notes receivable	—	—	661
Inventories	(12,951)	(2,036)	(538)
Prepaid assets	(95)	30	(56)
Accounts payable	(3,824)	(478)	2,753
Accrued liabilities and due to affiliates	742	153	1,041
Net cash provided by operating activities	75,588	80,547	73,983
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(882)	(2,910)	(2,500)
Proceeds from sale of equipment	16	15	5
Net cash used in investing activities	(866)	(2,895)	(2,495)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of earnings	(75,000)	(77,250)	(73,000)
Net cash used in financing activities	(75,000)	(77,250)	(73,000)
Net increase (decrease) in cash and cash equivalents	(278)	402	(1,512)
Cash and cash equivalents at beginning of year	698	296	1,808
Cash and cash equivalents at end of year	$420	$698	$296

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

We evaluated all events or transactions that occurred after December 31, 2015 up through May 25, 2016, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Concentration of Risk -

One customer accounted for 8.7%, 16.3% and 15.9% of cement sales for 2015, 2014 and 2013, respectively, and 12.6% and 16.7% of accounts receivable at December 31, 2015 and 2014, respectively.

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in interest and other income on the statement of earnings. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2015 and 2014, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Freight costs of $11.4 million, $21.7 million and $17.4 million were included in cost of goods sold in 2015, 2014 and 2013, respectively.

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

Comprehensive Earnings -

As of December 31, 2015, Texas Lehigh has an accumulated comprehensive loss of $3.0 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported as a component of partners’ capital.

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

(C) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were $70.3 million, $81.5 million and $54.0 million, and cost of sales was $52.6 million, $67.2 million and $44.6 million for 2015, 2014 and 2013, respectively.

(D) Accrued Liabilities

Accrued liabilities at December 31, 2015 and 2014 consist of the following:

	Year ended December 31,
	2015	2014
Payroll and incentive compensation	$1,792	$1,759
Benefits and insurance	497	544
Property taxes	2,225	2,055
Other	901	1,000
	$5,414	$5,358

(E) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, requires accrual or disclosure at December 31, 2015.

Texas Lehigh has certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for the years ended December 31, 2015 and 2014 totaled $2.0 million and $1.9 million, respectively. Minimum annual rental commitments as of December 31, 2015, under noncancellable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2015	$1,493
2016	$1,720
2017	$1,616
2018	$1,426
2019	$1,106
Thereafter	$—

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

The following table provides a reconciliation of the defined benefit pension plan obligation and fair value of plan assets over the two-year period ended December 31, 2015 and a statement of the funded status as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Reconciliation of Benefit Obligations:
Benefit obligation at January 1	$9,826	$7,725
Service cost	251	213
Interest cost on projected benefit obligation	362	359
Actuarial (gain) loss	(1,153)	1,645)
Benefits paid	(133)	(116)
Benefit obligation at December 31	9,153	9,826
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	6,508	5,980
Actual return on plan assets	(120)	267
Employer contributions	—	377
Benefits paid	(133)	(116)
Fair value of plan assets at December 31	$6,255	$6,508
Unfunded status at December 31	$(2,898)	$(3,318)

	December 31,
	2015	2014
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(2,898)	$(3,318)
Accumulated Other Comprehensive Income:
Net Actuarial Loss	$3,023	$3,853
Prior Service Cost	—	—
Net Accumulated Other Comprehensive Income	$3,023	$3,853

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year ended December 31,
	2015	2014
Projected Benefit Obligation	$9,153	$9,826
Accumulated Benefit Obligation	$9,151	$9,822
Fair Value of Plan Assets	$6,255	$6,508

Net periodic pension cost for the fiscal years ended December 31, 2015, 2014 and 2013 included the following components:

	Year ended December 31,
	2015	2014	2013
Service cost – benefits earned during the period	$251	$213	$267
Interest cost of projected benefit obligation	362	359	328
Expected return on plan assets	(480)	(462)	(391)
Recognized net actuarial loss	277	150	342
Amortization of prior-service cost	—	—	4
Net periodic pension cost	$410	$260	$550

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2016	$206
2017	218
2018	224
2019	229
2020	258
2021 – 2025	$2,064

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2015	2014	2013
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.31%	3.93%	4.75%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	3.93%	4.75%	4.00%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%
Compensation increase rate	4.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at year-end 2015 and 2014 and the range of target follows:

	Range of Target	Percentage of Plan Assets at Year-End
	Allocation	2015	2014
Asset category:
Equity securities	40-60%	55%	54%
Debt securities	35-60%	45%	43%
Other	0-5%	—%	3%
Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh does not anticipate making a contribution to the pension plan during 2016.

The fair values of our defined benefit plans consolidated assets by category as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Equity Securities	$3,441	$3,540
Fixed Income Securities	2,801	2,808
Cash Equivalents	13	162
Total	$6,255	$6,510

The fair values of our defined benefit plans consolidated assets were determined using the fair value hierarchy of inputs described in Note A. The fair values by category of inputs were as follows:

December 31, 2015
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$3,441	$—	$3,441
Fixed Income Securities (a)	—	2,801	—	2,801
Cash Equivalents (a)	—	13	—	13
	$—	$6,255	$—	$6,255

December 31, 2014
Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities (a)	$—	$3,540	$—	$3,540
Fixed Income Securities (a)	—	2,808	—	2,808
Cash Equivalents (a)	—	160	—	160
	$—	$6,508	$—	$6,508
(a)	These funds are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $0.6 million, $0.7 million, and $0.6 million in 2015, 2014 and 2013, respectively.

(G) Related-Party Transactions

Texas Lehigh had sales to affiliates of $28.2 million, $34.4 million and $29.7 million in 2015, 2014 and 2013, respectively, of which $5.8 million and $6.5 million is included in trade accounts receivable at December 31, 2015 and 2014. Texas Lehigh purchased $1.4 million, $1.4 million and $1.0 million of cement from Lehigh in 2015, 2014 and 2013, respectively, and $28.9 million, $33.1 million and $24.1 million of cement from HCC in 2015, 2014 and 2013, respectively. Texas Lehigh accrued $2.4 million and $2.8 million for purchased cement received from these affiliates but not paid for at December 31, 2015 and 2014, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $3.0 million, $2.6 million and $2.4 million during 2015, 2014 and 2013. At both December 31, 2015 and 2014, Texas Lehigh had accrued liabilities of $0.3 million for the reimbursement of expenses paid by EXP.

Report of Independent AUDITORS

The Management Committee

Texas Lehigh Cement Company LP

We have audited the accompanying financial statements of Texas Lehigh Cement Company LP, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of earnings, comprehensive earnings, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 25, 2016

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2016. The effectiveness of our internal control over financial reporting as of March 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Eagle Materials Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eagle Materials Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2016 and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 25, 2016

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 4, 2016 Annual Meeting of Stockholders (the “2016 EXP Proxy Statement”):

Items	Caption in the 2016 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

See Item 10 above.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2016. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders	2013	1,817,763	$52.71	4,565,892
Equity compensation plans not approved by stockholders		—	—	—
		1,817,763	$52.71	4,565,892
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this Report:

(1)	Financial Statements

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

EAGLE MATERIALS INC.
Registrant

May 25, 2016	/s/ David B. Powers
David B. Powers, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 25, 2016	/s/ David B. Powers
David B. Powers President and Chief Executive Officer (principal executive officer)

May 25, 2016	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 25, 2016	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 25, 2016	/s/ F. William Barnett
F. William Barnett, Director

May 25, 2016	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 25, 2016	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 25, 2016	/s/ Robert L. Clarke
Robert L. Clarke, Director

May 25, 2016	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 25, 2016	/s/ Laurence E. Hirsch
Laurence E. Hirsch, Director

May 25, 2016	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 25, 2016	/s/ David W. Quinn
David W. Quinn, Director

May 25, 2016	/s/ Richard R. Stewart
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

3.4	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008 and incorporated herein by reference.

3.5	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2012 and incorporated herein by reference.

3.6	Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2015 and incorporated herein by reference.

4.1

Third Amended and Restated Credit Agreement dated as of October 30, 2014 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other Lenders party thereto, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference.

4.2

Amendment No. 1 to Third Amended and Restated Credit Agreement by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto dated August 10, 2015, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 and incorporated herein by reference.

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

4.4 (a)

First Amendment to Note Purchase Agreement (Series 2007A) dated September 26, 2012 filed as Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 and incorporated herein by reference.

10.1

Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 and incorporated herein by reference.

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

Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 and incorporated herein by reference. (1)

10.3 (d)

Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference. (1)

10.3 (e)

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 and incorporated herein by reference. (1)

10.3 (f)

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

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (j)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (k)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 and incorporated herein by reference. (1)

10.3 (l)

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

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 and incorporated herein by reference. (1)

10.3 (v)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 and incorporated herein by reference. (1)

10.3 (w)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 and incorporated herein by reference. (1)

10.3 (x)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 and incorporated herein by reference. (1)

10.3 (y)

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2016 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 20, 2015, and incorporated herein by reference.(1)

10.3 (z)

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2016 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 20, 2015 and incorporated herein by reference. (1)

10.3 (aa)

Eagle Materials Inc. Concrete and Aggregates Companies Salaried Incentive Compensation Program for Fiscal Year 2016 filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 20, 2015 and incorporated herein by reference. (1)

10.3 (bb)

Eagle Materials Inc. American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2016 filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 20, 2015 and incorporated herein by reference. (1)

10.3 (cc)

Eagle Materials Inc. Special Situation Program for Fiscal Year 2016 filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 20, 2015 and incorporated herein by reference. (1)

10.4

The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 and incorporated herein by reference. (1)

10.4 (a)

First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 and incorporated herein by reference. (1)

10.5

Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 and incorporated herein by reference.

10.6

Tax Separation Agreement dated as of April 1, 1994, among Centex, the Company and its subsidiaries filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Commission on June 10, 2005 and incorporated herein by reference.

10.7

Paperboard Supply Agreement, dated May 14, 1998, by and among Republic Paperboard Company (n/k/a Republic Paperboard Company LLC), Republic Group, Inc., and James Hardie Gypsum, Inc. filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 and incorporated herein by reference.  Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Securities and Exchange Commission.

10.7

Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 and incorporated herein by reference.

10.7

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 and incorporated herein by reference. (1).

10.7

Securities Purchase Agreement between Northern White Sand LLC and the sellers named therein, dated October 16, 2014, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 and incorporated herein by reference.

10.7

Retirement and Consulting Agreement, dated January 25, 2016, between the Company and Steven R. Rowley, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2016 and incorporated herein by reference. (1)

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