Form 10-Q
period 2016-06-30
EAGLE MATERIALS INC
filed 2016-07-26
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of July 20, 2016, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,236,511

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2016

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,
	2016	2015
Revenues	$297,504	$284,963
Cost of Goods Sold	225,549	223,866
Gross Profit	71,955	61,097
Equity in Earnings of Unconsolidated Joint Venture	7,980	7,830
Corporate General and Administrative Expense	(9,833)	(8,991)
Other Income	1,075	435
Interest Expense, Net	(3,901)	(4,486)
Earnings Before Income Taxes	67,276	55,885
Income Tax Expense	(21,932)	(18,123)
Net Earnings	$45,344	$37,762
EARNINGS PER SHARE:
Basic	$0.94	$0.76
Diluted	$0.93	$0.75
AVERAGE SHARES OUTSTANDING:
Basic	48,014,195	49,767,424
Diluted	48,522,207	50,450,908
CASH DIVIDENDS PER SHARE:	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2016	2015
Net Earnings	$45,344	$37,762
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	500	319
Tax Expense	(188)	(188)
Comprehensive Earnings	$45,656	$37,893

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$9,180	$5,391
Accounts and Notes Receivable	142,298	120,221
Inventories	240,999	243,595
Income Tax Receivable	—	5,623
Prepaid and Other Assets	8,020	5,173
Total Current Assets	400,497	380,003
Property, Plant and Equipment -	2,083,592	2,072,776
Less: Accumulated Depreciation	(837,242)	(817,465)
Property, Plant and Equipment, net	1,246,350	1,255,311
Notes Receivable	2,652	2,672
Investment in Joint Venture	48,700	49,465
Goodwill and Intangible Assets	163,298	165,827
Other Assets	27,588	30,357
	$1,889,085	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$61,322	$66,614
Accrued Liabilities	40,509	45,975
Income Taxes Payable	9,919	—
Current Portion of Long-term Debt	8,000	8,000
Total Current Liabilities	119,750	120,589
Long-term Debt	490,714	499,714
Other Long-term Liabilities	58,642	61,122
Deferred Income Taxes	163,536	161,679
Total Liabilities	832,642	843,104
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,391,969 and 48,526,843 Shares, respectively	484	485
Capital in Excess of Par Value	144,076	168,969
Accumulated Other Comprehensive Losses	(11,097)	(11,409)
Retained Earnings	922,980	882,486
Total Stockholders’ Equity	1,056,443	1,040,531
	$1,889,085	$1,883,635

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$45,344	$37,762
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	22,863	24,264
Deferred Income Tax Provision	1,822	(4,369)
Stock Compensation Expense	2,594	4,018
Excess Tax Benefits from Share Based Payment Arrangements	(3,299)	(1,142)
Equity in Earnings of Unconsolidated Joint Venture	(7,980)	(7,830)
Distributions from Joint Venture	8,750	6,245
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(22,057)	(22,075)
Inventories	2,596	723
Accounts Payable and Accrued Liabilities	(12,913)	(26,852)
Other Assets	(2,478)	75
Income Taxes Payable	18,841	9,796
Net Cash Provided by Operating Activities	54,083	20,615
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(8,978)	(27,122)
Net Cash Used in Investing Activities	(8,978)	(27,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(9,000)	11,000
Dividends Paid to Stockholders	(4,828)	(5,025)
Purchase and Retirement of Common Stock	(39,135)	—
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,284)	(1,523)
Proceeds from Stock Option Exercises	10,632	950
Excess Tax Benefits from Share Based Payment Arrangements	3,299	1,142
Net Cash Provided by (Used in) Financing Activities	(41,316)	6,544
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,789	37
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,391	7,514
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,180	$7,551

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month period ended June 30, 2016 include the accounts of Eagle Materials Inc. (“Eagle” or “Parent”) and its majority-owned subsidiaries (collectively, the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the impact of this ASU.

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of fiscal 2018 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We are currently assessing the impact of the ASU on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of fiscal 2020, and we will adopt using the modified retrospective approach. We are currently assessing the impact of the ASU on our consolidated financial statements and disclosures, as well as our internal lease accounting processes.

(B) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $5.3 million and $6.6 million for the three months ended June 30, 2016 and 2015, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2016 and 2015, were $1.6 million and $11.8 million, respectively.

(C) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $10.3 million and $10.2 million at June 30, 2016 and March 31, 2016, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $2.8 million at June 30, 2016, of which approximately $0.2 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature in March 2017. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(D) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2016
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$485
Purchase and Retirement of Common Stock	(6)
Issuance of Restricted Stock	1
Stock Option Exercises	4
Balance at End of Period	484
Capital in Excess of Par Value –
Balance at Beginning of Period	168,969
Stock Compensation Expense	2,593
Shares Redeemed to Settle Employee Taxes	(2,284)
Purchase and Retirement of Common Stock	(39,129)
Tax Benefit of Stock Option Exercises	3,299
Stock Option Exercises	10,628
Balance at End of Period	144,076
Retained Earnings –
Balance at Beginning of Period	882,486
Dividends Declared to Stockholders	(4,850)
Net Earnings	45,344
Balance at End of Period	922,980
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(11,409)
Change in Funded Status of Pension Plan, net of tax	312
Balance at End of Period	(11,097)
Total Stockholders’ Equity	$1,056,443

During the three months ended June 30, 2016, we repurchased 525,000 shares, at an average price of $74.55.  Subsequent to June 30, 2016, we purchased an additional 182,500 shares at an average price of $77.48.  Including the shares purchased subsequent to quarter end, we have authorization to purchase an additional 4,898,500 shares.

(E) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2016	March 31, 2016
	(dollars in thousands)
Raw Materials and Material-in-Progress	$120,679	$119,060
Finished Cement	21,785	21,834
Gypsum Wallboard	6,422	5,839
Frac Sand	4,831	5,501
Aggregates	9,493	10,660
Paperboard	5,986	7,575
Repair Parts and Supplies	66,929	68,155
Fuel and Coal	4,874	4,971
	$240,999	$243,595

(F) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2016	March 31, 2016
	(dollars in thousands)
Payroll and Incentive Compensation	$13,800	$19,956
Benefits	11,054	10,663
Interest	1,791	3,373
Property Taxes	5,079	4,186
Power and Fuel	1,248	1,390
Sales and Use Tax	801	1,486
Legal	2,254	549
Other	4,482	4,372
	$40,509	$45,975

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

Long-Term Compensation Plans -

Options. In May 2016, the Compensation Committee approved the granting of an aggregate of 91,074 performance vesting stock options pursuant to the Plan to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2017 Employee Performance Stock Option Grant”).  The performance criterion for the Fiscal 2017 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2017.  All stock options will be earned if the return on equity is

18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all stock options granted will be forfeited.  Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2018 through 2020. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 75,896 time vesting stock options to the same officers and key employees, which vest ratably over four years (the “Fiscal 2017 Employee Time Vesting Stock Option Grant).  The Fiscal 2017 Employee Performance Stock Option Grant and Fiscal 2017 Employee Time Vesting Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2016 are as follows:

Fiscal 2017
Dividend Yield	1.3%
Expected Volatility	36.5%
Risk Free Interest Rate	1.4%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.2 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was approximately $10.3 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table represents stock option activity for the three month period ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,817,763	$53.03
Granted	174,470	$75.78
Exercised	(330,341)	$33.70
Cancelled	(16,840)	$67.92
Outstanding Options at End of Period	1,645,052	$59.15
Options Exercisable at End of Period	1,060,879	$49.56
Weighted-Average Fair Value of Options Granted during the Period	$24.42

The following table summarizes information about stock options outstanding at June 30, 2016:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	349,570	3.58	$25.90	348,570	$25.89
$33.43 – $ 37.95	281,973	5.76	$34.05	272,973	$33.97
$53.22 – $ 77.67	455,765	8.29	$69.93	171,545	$67.07
$79.73 – $ 93.56	557,744	8.50	$83.88	267,791	$85.04
	1,645,052	6.93	$59.15	1,060,879	$49.56

At June 30, 2016, the aggregate intrinsic value for outstanding and exercisable options was approximately $29.6 million and $29.3 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2016 was approximately $13.2 million.

Restricted Stock. In May 2016, the Compensation Committee approved the granting of an aggregate of 63,029 shares of performance vesting restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2017 Employee Restricted Stock Performance Award”). The performance criterion for the Fiscal 2017 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2017.  All restricted shares will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.   If the Company does not achieve a return on equity of at least 11.0%, all awards will be forfeited.   Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2018 through 2020. The Compensation Committee also approved the granting of 52,527 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the “Fiscal 2017 Employee Restricted Stock Time Vesting Award).  Both of the Fiscal 2017 Employee Restricted Stock Performance Award and the Fiscal 2017 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant, and are being expensed over a four year period.

Expense related to restricted shares was approximately $1.4 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was approximately $20.4 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,341,783 at June 30, 2016.

(H) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2016	2015
Weighted-Average Shares of Common Stock Outstanding	48,014,195	49,767,424
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,039,189	1,328,364
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(715,139)	(876,472)
Restricted Shares	183,962	231,592
Weighted-Average Common and Common Equivalent Shares Outstanding	48,522,207	50,450,908
Shares Excluded Due to Anti-dilution Effects	692,219	457,687

(I) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Service Cost – Benefits Earned During the Period	$222	$231
Interest Cost of Benefit Obligations	399	381
Expected Return on Plan Assets	(416)	(430)
Recognized Net Actuarial Loss	425	433
Amortization of Prior-Service Cost	75	75
Net Periodic Pension Cost	$705	$690

(J) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2016 was approximately 33%, which was relatively consistent with the effective tax rate for the three months ended June 30, 2015.

(K) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2016	March 31, 2016
	(dollars in thousands)
Credit Facility	$373,000	$382,000
Senior Unsecured Notes	125,714	125,714
Total Debt	498,714	507,714
Less: Current Portion of Long-term Debt	(8,000)	(8,000)
Total Debt	$490,714	$499,714

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum, plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $373.0 million of borrowings outstanding at June 30, 2016. Based on our Leverage Ratio, we had $116.3 million of available borrowings, net of the outstanding letters of credit, at June 30, 2016.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2016, we had $10.7 million of letters of credit outstanding.

Senior Unsecured Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200 million of senior unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At June 30, 2016, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Notes is payable semi-annually on May 15 and the November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes” and together with the Series 2005A Senior Notes, the “Private Placement Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches. At June 30, 2016, the amounts outstanding for each of the remaining tranches were as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (together, the “Private Placement Note Purchase Agreements”) and the Private Placement Senior Notes are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our indebtedness under the Credit Facility. The Private Placement Note Purchase Agreements contain customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at June 30, 2016.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Private Placement Note Purchase Agreements) on the Private Placement Senior Notes and the other payment and performance obligations of the Company contained in the Private Placement Senior Notes and in the Private Placement Note Purchase Agreements. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Private Placement Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Private Placement Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Private Placement Senior Notes being prepaid.

We lease one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we are the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. At the conclusion of the lease in fiscal 2021, we have the option to purchase the cement plant for a nominal amount.

(L) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We operate in five business segments: Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement and slag (basic construction materials which are the essential binding ingredient in concrete), the grinding the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel) and sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials used with broad application as construction products, building materials, and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, slag, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement.

We operate six cement plants, one slag grinding facility, sixteen cement distribution terminals, five gypsum wallboard plants, including the plant idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations,  two frac sand processing facilities, including the mine idled in Utica, Illinois, three frac sand drying facilities, including the facility idled in Corpus Christi, Texas, and six frac sand trans-load locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2016	2015
	(dollars in thousands)
Revenues -
Cement	$144,792	$128,176
Gypsum Wallboard	113,262	115,052
Paperboard	42,815	35,318
Oil and Gas Proppants	5,096	22,825
Concrete and Aggregates	34,751	28,532
Sub-total	340,716	329,903
Less: Intersegment Revenues	(18,324)	(17,929)
Net Revenues, including Joint Venture	322,392	311,974
Less: Joint Venture	(24,888)	(27,011)
Net Revenues	$297,504	$284,963

	For the Three Months
	Ended June 30,
	2016	2015
	(dollars in thousands)
Intersegment Revenues -
Cement	$3,535	$3,126
Paperboard	14,506	14,551
Concrete and Aggregates	283	252
	$18,324	$17,929
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,033	991
Joint Venture	218	212
	1,251	1,203

	For the Three Months
	Ended June 30,
	2016	2015
	(dollars in thousands)
Operating Earnings -
Cement	$31,600	$25,713
Gypsum Wallboard	39,336	40,894
Paperboard	11,227	6,030
Oil and Gas Proppants	(5,912)	(5,636)
Concrete and Aggregates	3,684	1,926
Other, net	1,075	435
Sub-total	81,010	69,362
Corporate General and Administrative	(9,833)	(8,991)
Earnings Before Interest and Income Taxes	71,177	60,371
Interest Expense, net	(3,901)	(4,486)
Earnings Before Income Taxes	$67,276	$55,885
Cement Operating Earnings -
Wholly–owned Operations	$23,620	$17,883
Joint Venture	7,980	7,830
	$31,600	$25,713
Capital Expenditures -
Cement	$5,245	$8,150
Gypsum Wallboard	1,328	1,497
Paperboard	1,304	844
Oil and Gas Proppants	57	15,967
Concrete and Aggregates	1,044	664
Other	—	—
	$8,978	$27,122
Depreciation, Depletion and Amortization -
Cement	$8,611	$7,866
Gypsum Wallboard	4,762	4,786
Paperboard	2,100	2,053
Oil and Gas Proppants	5,184	7,559
Concrete and Aggregates	1,749	1,505
Other, net	457	495
	$22,863	$24,264

	As of
	June 30, 2016	March 31, 2016
	(dollars in thousands)
Identifiable Assets -
Cement	$845,018	$819,994
Gypsum Wallboard	380,640	392,523
Paperboard	128,448	127,371
Oil and Gas Proppants	401,285	409,497
Concrete and Aggregates	111,195	106,634
Corporate and Other	22,499	27,616
	$1,889,085	$1,883,635

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

	As of
	June 30,	March 31,
	2016	2016
	(dollars in thousands)
Cement	$9,729	$9,729
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$133,885	$133,885

We perform our annual test of impairment on goodwill during the fourth quarter of our fiscal year. If business conditions in the operating units containing goodwill change substantially during the fiscal year, and we are unable to conclude that an impairment loss is not likely to occur, we will perform impairment tests for those business units during our quarterly periods. At June 30, 2016, we determined that impairment losses are not likely to occur; therefore, no impairment tests were performed during the quarter.

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Revenues	$49,776	$54,022
Gross Margin	$17,337	$17,012
Earnings Before Income Taxes	$16,138	$15,660

	As of
	June 30, 2016	March 31, 2016
	(dollars in thousands)
Current Assets	$69,965	$70,491
Non-Current Assets	$41,032	$41,464
Current Liabilities	$16,399	$15,964

(M) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Interest (Income)	$—	$(1)
Interest Expense	3,748	4,296
Other Expenses	153	191
Interest Expense, net	$3,901	$4,486

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Senior Notes, the Credit Facility and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(N) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At June 30, 2016, we had contingent liabilities under these outstanding letters of credit of approximately $10.7 million.

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

We are currently contingently liable for performance under $14.4 million in performance bonds required by certain states and municipalities, and their related agencies.  The bonds are principally for certain reclamation obligations and mining permits.  We have indemnified the underwriting insurance company against any exposure under the performance bonds.  In our past experience, no material claims have been made against these financial instruments.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. The EPA and NCC remain in discussions regarding a resolution of the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American

Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC. On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it.  The court entered an order preliminarily approving this settlement on July 18, 2016.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Discovery related to this class certification is ongoing.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Private Placement Senior Notes at June 30, 2016 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	$59,197
Series 2007A Tranche B	8,074
Series 2007A Tranche C	25,025
Series 2007A Tranche D	40,108

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at June 30, 2016 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2016.

(P)  FINANCIAL STATEMENTS FOR GUARANTORS OF THE SENIOR NOTES

On July 25, 2016, the Company launched a public offering of $300.0 million principal of senior unsecured notes due in 2026 (the “New Notes”).  The New Notes will be senior unsecured obligations of the Company and will be offered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission.

The New Notes will be guaranteed by all of the Company’s wholly-owned subsidiaries, and all guarantees will be full and unconditional and are joint and several.  The following unaudited condensed consolidating financial statements present separately the earnings and comprehensive earnings, financial position and cash flows of the parent issuer (Eagle Materials Inc.) and the guarantors (all wholly-owned subsidiaries of Eagle Materials Inc.) on a combined basis with eliminating entries (dollars in thousands).

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$297,504	$—	$297,504
Cost of Goods Sold	—	225,549	—	225,549
Gross Profit	—	71,955	—	71,955
Equity in Earnings of Unconsolidated Joint Venture	7,980	7,980	(7,980)	7,980
Equity in Earnings of Subsidiaries	49,703	—	(49,703)	—
Corporate General and Administrative Expenses	(8,231)	(1,602)	—	(9,833)
Other Income (Loss)	(77)	1,152	—	1,075
Interest Expense, net	(10,011)	6,110	—	(3,901)
Earnings before Income Taxes	39,364	85,595	(57,683)	67,276
Income Taxes	5,980	(27,912)	—	(21,932)
Net Earnings	$45,344	$57,683	$(57,683)	$45,344
Net Earnings	$45,344	$57,683	$(57,683)	$45,344
Net Actuarial Change in Benefit Plans, net of tax	312	312	(312)	312
Comprehensive Earnings	$45,656	$57,995	$(57,995)	$45,656

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$284,963	$—	$284,963
Cost of Goods Sold	—	223,866	—	223,866
Gross Profit	—	61,097	—	61,097
Equity in Earnings of Unconsolidated Joint Venture	7,830	7,830	(7,830)	7,830
Equity in Earnings of Subsidiaries	41,446	—	(41,446)	—
Corporate General and Administrative Expenses	(7,691)	(1,300)	—	(8,991)
Other Income	(133)	568	—	435
Interest Expense, net	(9,216)	4,730	—	(4,486)
Earnings before Income Taxes	32,236	72,925	(49,276)	55,885
Income Taxes	5,526	(23,649)	—	(18,123)
Net Earnings	$37,762	$49,276	$(49,276)	$37,762
Net Earnings	$37,762	$49,276	$(49,276)	$37,762
Net Actuarial Change in Benefit Plans, net of tax	131	131	(131)	131
Comprehensive Earnings	$37,893	$49,407	$(49,407)	$37,893

Condensed Consolidating Balance Sheet At June 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$4,208	$4,972	$—	$9,180
Accounts and Notes Receivable	1,135	141,163	—	142,298
Inventories	—	240,999	—	240,999
Income Tax Receivable	17,349	—	(17,349)	—
Prepaid and Other Current Assets	1,485	6,535	—	8,020
Total Current Assets	24,177	393,669	(17,349)	400,497
Property, Plant and Equipment -	2,613	2,080,979	—	2,083,592
Less: Accumulated Depreciation	(842)	(836,400)	—	(837,242)
Property, Plant and Equipment, net	1,771	1,244,579	—	1,246,350
Notes Receivable	—	2,652	—	2,652
Deferred Income Taxes	3,974	—	(3,974)	—
Investment in Joint Venture	37	48,663	—	48,700
Investments in Subsidiaries and Receivables from Affiliates	4,219,567	2,682,721	(6,902,288)	—
Goodwill and Intangible Assets, net	—	163,298	—	163,298
Other Assets	5,473	22,115	—	27,588
	$4,254,999	$4,557,697	$(6,923,611)	$1,889,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,320	$55,002	$—	$61,322
Accrued Liabilities	10,563	29,946	—	40,509
Income Tax Payable	—	27,268	(17,349)	9,919
Current Portion of Long-term Debt	8,000	—	—	8,000
Total Current Liabilities	24,883	112,216	(17,349)	119,750
Long-term Debt	490,714	—	—	490,714
Other Long-term Liabilities	239	58,403	—	58,642
Payables to Affiliates	2,682,720	2,133,303	(4,816,023)	—
Deferred Income Taxes	—	167,510	(3,974)	163,536
Total Liabilities	3,198,556	2,471,432	(4,837,346)	832,642
Total Stockholders’ Equity	1,056,443	2,086,265	(2,086,265)	1,056,443
	$4,254,999	$4,557,697	$(6,923,611)	$1,889,085

Condensed Consolidating Balance Sheet At March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,507	$1,884	$—	$5,391
Accounts and Notes Receivable	324	119,897	—	120,221
Inventories	—	243,595	—	243,595
Income Tax Receivable	—	6,731	(1,108)	5,623
Prepaid and Other Current Assets	1,365	3,808	—	5,173
Total Current Assets	5,196	375,915	(1,108)	380,003
Property, Plant and Equipment -	2,612	2,070,164	—	2,072,776
Less: Accumulated Depreciation	(814)	(816,651)	—	(817,465)
Property, Plant and Equipment, net	1,798	1,253,513	—	1,255,311
Notes Receivable	—	2,672	—	2,672
Deferred Income Taxes	3,375	—	(3,375)	—
Investment in Joint Venture	33	49,432	—	49,465
Investments in Subsidiaries and Receivables from Affiliates	4,085,806	2,529,480	(6,615,286)	—
Goodwill and Intangible Assets, net	—	165,827	—	165,827
Other Assets	5,557	24,800	—	30,357
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,968	$59,646	$—	$66,614
Accrued Liabilities	15,708	30,267	—	45,975
Income Tax Payable	1,108	—	(1,108)	—
Current Portion of Long-term Debt	8,000	—	—	8,000
Total Current Liabilities	31,784	89,913	(1,108)	120,589
Long-term Debt	499,714	—	—	499,714
Other Long-term Liabilities	256	60,866	—	61,122
Payables to Affiliates	2,529,480	2,042,633	(4,572,113)	—
Deferred Income Taxes	—	165,054	(3,375)	161,679
Total Liabilities	3,061,234	2,358,466	(4,576,596)	843,104
Total Stockholders’ Equity	1,040,531	2,043,173	(2,043,173)	1,040,531
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635

Condensed Consolidating Statement of Cash Flows Three Months ended June 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(35,457)	$89,540	$—	$54,083
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	—	(8,978)	—	(8,978)
Net Cash Used in Investing Activities	—	(8,978)	—	(8,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	(9,000)	—	—	(9,000)
Dividends Paid to Stockholders	(4,828)	—	—	(4,828)
Purchase and Retirement of Common Stock	(39,135)	—	—	(39,135)
Proceeds from Stock Option Exercises	10,632	—	—	10,632
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,284)	—	—	(2,284)
Excess Tax Benefits from Share Based Payment Arrangements	3,299	—	—	3,299
Intra-entity Activity, net	77,474	(77,474)	—	—
Net Cash Provided by (Used in) Financing Activities	36,158	(77,474)	—	(41,316)
NET INCREASE IN CASH AND CASH EQUIVALENTS	701	3,088	—	3,789
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,208	$4,972	$—	$9,180

Condensed Consolidating Statement of Cash Flows Three Months ended June 30, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(35,394)	$56,009	$—	$20,615
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	—	(27,122)	—	(27,122)
Net Cash Used in Investing Activities	—	(27,122)	—	(27,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	11,000	—	—	11,000
Dividends Paid to Stockholders	(5,025)	—	—	(5,025)
Purchase and Retirement of Common Stock	—	—	—	—
Proceeds from Stock Option Exercises	950	—	—	950
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,523)	—	—	(1,523)
Excess Tax Benefits from Share Based Payment Arrangements	1,142	—	—	1,142
Intra-entity Activity, net	30,048	(30,048)	—	—
Net Cash Provided by (Used in) Financing Activities	36,592	(30,048)	—	6,544
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,198	(1,161)	—	37
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,644	3,870	—	7,514
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,482	$2,709	$—	$7,551

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three months ended June 30, 2016 and 2015, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the grinding of slag; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, slag, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on each business segment, range from local in nature to national businesses. We have operations in a variety of geographic markets, which subject us to the economic conditions in those geographic markets as well as economic conditions in the national market. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations. Our cement and slag companies focus on the U.S. heartland in Texas, Oklahoma, Missouri, Colorado, Wyoming and Nevada, as well as the Chicago, Illinois metropolitan area. Due to the low value-to-weight ratio of cement, it is usually shipped within a 150 mile radius of the plants by truck and up to 300 miles by rail. Concrete and aggregates are even more regional as our operations serve the areas immediately surrounding Austin, Texas, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States. Cement, concrete and aggregates and frac sand demand may fluctuate more widely because local and regional markets and economies may be more sensitive to changes than the national markets. Our Wallboard and Paperboard operations are more national in scope and shipments are made throughout most of the continental United States, except for the northeast.

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“Slag”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, slag is used in connection with Portland cement to make lower permeability concrete.  The Skyway facility purchases its primary raw material, slag, pursuant to a long-term supply agreement with a third party.  The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million which will be refunded by the seller.  We received $1.5 million of the expected refund in January 2016, and we expect to receive the remaining $1.0 million in January 2017. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2016	2015	Change
	(In thousands except per share)
Revenues	$297,504	$284,963	4%
Cost of Goods Sold	(225,549)	(223,866)	1%
Gross Profit	71,955	61,097	18%
Equity in Earnings of Unconsolidated Joint Venture	7,980	7,830	2%
Corporate General and Administrative Expense	(9,833)	(8,991)	9%
Other Income	1,075	435	147%
Interest Expense, net	(3,901)	(4,486)	(13%)
Earnings Before Income Taxes	67,276	55,885	20%
Income Tax Expense	(21,932)	(18,123)	21%
Net Earnings	$45,344	$37,762	20%
Diluted Earnings per Share	$0.93	$0.75	24%

Revenues. Revenues were $297.5 million and $285.0 million for the three months ended June 30, 2016 and 2015, respectively. Revenues from the Skyway Acquisition positively impacted revenues by approximately $8.6 million.  Net revenues from our legacy businesses increased approximately $3.9 million, or 1%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  Increased revenues from our cement, recycled paperboard and concrete and aggregates segments were offset by decreased revenues from gypsum wallboard and oil and gas proppants segment.  The increase in revenues in our cement, recycled paperboard and concrete and aggregates segments was due primarily to increased sales volumes, while the reduction in revenues from our gypsum wallboard and oil and gas proppants businesses was due primarily to reduced average net sales price and sales volumes, respectively. Excluding revenues from the Skyway Acquisition, increased net sales prices and sales volumes positively impacted net revenue during the quarter ended June 30, 2016 by approximately $1.0 million and $2.9 million, respectively.

Cost of Goods Sold. Cost of goods sold was $225.5 million and $223.9 million during the three months ended June 30, 2016 and 2015, respectively. Approximately $5.5 million of cost of goods sold related to sales volumes attributable to the Skyway Acquisition. The $3.9 million decrease in our legacy cost of goods sold was related primarily to decreased sales volumes, primarily in our oil and gas proppants business, which decreased cost of sales by approximately $4.9 million, partially offset by an increase in operating costs of approximately $1.0 million. The increase in operating costs in the three months ended June 30, 2016, compared to June 30, 2015, was primarily related to our cement and oil and gas proppants businesses and was approximately $3.8 million and $1.9 million, respectively, partially offset by decreased costs in our gypsum wallboard, recycled paperboard and concrete and aggregates businesses of approximately $1.5 million, $2.3 million and $0.9 million, respectively.

Gross Profit. Gross profit was $72.0 million and $61.1 million during the three months ended June 30, 2016 and 2015, respectively. The 18% increase in gross profit was due primarily to increased average sales prices, and lower cost of goods sold related to decreased sales volumes, as noted above. The gross margin for the three months ended June 30, 2016, was 24%, compared to a 21% gross margin for the three months ended June 30, 2015.  The increase in our gross margin is due to the impact of the Skyway Acquisition, and increased average net sales prices.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $0.2 million, or 2%, for the three months ended June 30, 2016, compared to the similar period in 2015. The increase is primarily due to a 3% increase in sales volumes and a decrease in operating costs, partially offset by a 10% decrease in average net sales price.  The impact of the increase in sales volumes and decrease in operating costs on equity in earnings of our unconsolidated joint venture during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was approximately $2.8 million and $0.3 million, respectively, partially offset by a decrease in average net sales price of approximately $2.9 million. The decrease in operating costs was primarily due to a decrease in maintenance, fuel and power and other raw materials costs of approximately $2.0 million, $0.3 million and $0.2 million, respectively, while the decrease in the average net sales prices was due to a reduction in oil well cement sales.

Corporate General and Administrative. Corporate general and administrative expenses increased 9% for the three months ended June 30, 2016, compared to the similar periods in 2015. The approximately $0.8 million increase in corporate general and administrative expenses for the three months ended June 30, 2016, compared to 2015, is due primarily due to increased legal expenses of approximately $0.6 million during the three months ended June 30, 2016, compared to the similar period in 2015, primarily due to the domestic wallboard antitrust litigation.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, decreased approximately $0.6 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The 13% decrease in interest expense, net, for the three months ended June 30, 2016, compared to the similar three months in the prior fiscal year, is due primarily to the decrease in interest expense from our Private Placement Senior Notes, which decreased approximately $0.8 million in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease in interest expense from our Private Placement Senior Notes is due to lower outstanding balances during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due to the maturity and repayment of approximately $57.0 million during November 2015. Interest expense from our Credit Facility increased $0.2 million during the three months ended June 30, 2016, compared to June 30, 2015, due to increased outstanding borrowings during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Earnings Before Income Taxes. Earnings before income taxes were $67.3 million and $55.9 million during the three months ended June 30, 2016 and 2015, respectively. The increase was primarily due to an approximately $10.9 million increase in gross profit, a $0.6 million increase in other income and a $0.6 million decrease in interest expense, partially offset by an increase of approximately $0.8 million in corporate general and administrative expenses.

Income Taxes. Income tax expense was approximately $21.9 million for the three months ended June 30, 2016, compared to approximately $18.1 million for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was approximately 33%, which was relatively consistent with the effective tax rate for the three months ended June 30, 2015.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended June 30, 2016 of approximately $45.3 million, compared to net earnings for the quarter ended June 30, 2015 of approximately $37.8 million. Diluted earnings per share for the three months ended June 30, 2016 were $0.93, compared to diluted earnings per share of $0.75 for the three months ended June 30, 2015.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended June 30,
	2016	2015	Percentage
	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$144,792	$128,176	13%
Gypsum Wallboard	113,262	115,052	(2%)
Recycled Paperboard	42,815	35,318	21%
Oil and Gas Proppants	5,096	22,825	(78%)
Concrete and Aggregates	34,751	28,532	21%
Gross Revenues	340,716	329,903	3%
Less: Intersegment Revenues	(18,324)	(17,929)	2%
Less: Joint Venture Revenues	(24,888)	(27,011)	(8%)
	$297,504	$284,963	4%
Sales Volume
Cement (M Tons) (2)	1,251	1,203	4%
Gypsum Wallboard (MMSF)	587	577	2%
Recycled Paperboard (M Tons)	83	69	20%
Concrete (M Yards)	287	249	15%
Aggregates (M Tons)	944	667	42%
Frac Sand (M Tons)	74	231	(68%)
Average Net Sales Prices (3)
Cement (2)	$100.63	$98.39	2%
Gypsum Wallboard	157.69	163.46	(4%)
Recycled Paperboard	498.92	503.80	(1%)
Concrete	92.73	92.04	1%
Aggregates	8.30	7.94	5%
Operating Earnings
Cement (2)	$31,600	$25,713	23%
Gypsum Wallboard	39,336	40,894	(4%)
Recycled Paperboard	11,227	6,030	86%
Oil and Gas Proppants	(5,912)	(5,636)	(5%)
Concrete and Aggregates	3,684	1,926	91%
Other, net	1,075	435	147%
Net Operating Earnings	$81,010	$69,362	17%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues increased 13% to $144.8 million from $128.2 million for the three months ended June 30, 2016 and 2015, respectively. Approximately $8.6 million of the increase in revenues for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was related to the Skyway Acquisition.  The remaining increase in revenues is attributable to increases in both average net sales price and sales volumes during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, which positively impacted cement revenues by approximately $2.6 million and $5.4 million, respectively.

Cement operating earnings increased 23% to $31.6 million from $25.7 million for the three months ended June 30, 2016 and 2015, respectively. Approximately $3.1 million of the increase in operating earnings for the three months ended June 30, 2016, compared to June 30, 2015, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales price and sales volumes, which positively impacted operating earnings by approximately $2.6 million and $1.0 million, respectively, partially offset by increased operating costs of approximately $0.8 million. The increase in operating costs in the three months ended June 30, 2016, compared to June 30, 2015, is primarily related to increased maintenance costs of approximately $1.4 million, partially offset by lower fuel and power costs of approximately $0.7 million.  The operating margin increased to 22% for the first quarter of fiscal 2017, compared to 20% for the first quarter of fiscal 2016, primarily due to increased average net sales prices and the impact of the Skyway Acquisition, which has greater operating margins than our legacy businesses.

Gypsum Wallboard Operations. Sales revenues decreased 2% to $113.3 million for the three months ended June 30, 2016, from $115.1 million for the three months ended June 30, 2015, primarily due to a 4% decrease in average net sales price, partially offset by a 2% increase in sales volumes. The decrease in our average net sales price negatively impacted revenues by approximately $3.8 million, partially offset by increased sales volumes which positively impacted revenues by approximately $2.0 million. The increased sales volumes are primarily due to increased construction activity in the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. Our market share was essentially unchanged during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Operating earnings decreased to $39.3 million for the three months ended June 30, 2016, compared to $40.9 million for the three months ended June 30, 2015, primarily due to the decrease in our average net sales price, which adversely impacted operating earnings by approximately $3.8 million, partially offset by increased sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $0.7 million and $1.5 million, respectively. The decrease in operating costs during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily due to reduced freight, natural gas and paper costs, which positively impacted operating earnings by $0.4 million, $0.8 million and $0.3 million, respectively.  Our operating margin decreased to 35% for the three months ended June 30, 2016, compared to 36% for the three months ended June 30, 2015 primarily due to the decrease in average net sales price, partially offset by the reduction in operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 21% to $42.8 million during the three months ended June 30, 2016, compared to $35.3 million for the three months ended June 30, 2015. The increase in revenues during the quarter ended June 30, 2016 compared to June 30, 2015, is due primarily to the 20% increase in sales volume, which positively impacted revenue by approximately $7.6 million, partially offset by a 1% decrease in average net sales price, which adversely impacted revenues by approximately $0.1 million.

Operating earnings increased to $11.2 million for the first quarter of fiscal 2017, compared to $6.0 million for the first quarter of fiscal 2016. The increase in operating earnings is primarily due to increased sales volumes and decreased operating costs, which positively impacted operating earnings by approximately $2.9 million and $2.4 million, respectively. The decrease in operating costs is primarily related to decreased maintenance, natural gas and electricity costs, which positively impacted operating earnings by approximately $2.2 million, $0.8 million and $0.5 million, respectively, partially offset by increased special chemical costs, which adversely impacted operating earnings by approximately $0.7 million. The decrease in maintenance spending is due to the higher than normal maintenance costs incurred during the three months ended June 30, 2015, during which the business conducted an extended annual maintenance outage.  The decrease in operating costs was the primary reason the operating margin increased to 26% during the first quarter of fiscal 2017, compared to 17% during the first quarter of fiscal 2016.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment decreased approximately 78% to $5.1 million during the three months ended June 30, 2016, compared to $22.8 million during the three months ended June 30, 2015, due to a decrease in both average net sales prices and sales volumes.  The decrease in average net sales prices and sales volumes during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, adversely impacted revenues by approximately $2.2 million and $15.5 million.

Operating loss for the three months ended June 30, 2016 was approximately $5.9 million, compared to an operating loss of approximately $5.6 million during the three months ended June 30, 2015.  The increase in operating loss during the three months ended June 30, 2016, compared to June 30, 2015, was due primarily to the continued decline in the oil and gas industry, which negatively impacted sales volumes.  In addition to the decline in sales volumes during the three months ended June 30, 2016, compared to June 30, 2015, operating earnings were adversely impacted by the write-off of a customer contract valued at approximately $1.3 million.  Operating loss was partially offset by the recognition of approximately $2.0 million related to the forfeiture of a customer prepayment upon the expiration of the related contract.  There are no other customer prepayments at June 30, 2016.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 21% to $34.8 million for the three months ended June 30, 2016, compared to $28.5 million for the three months ended June 30, 2015. The primary reason for the increase in revenue for the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016, was the 15% and 42% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $5.7 million.  Increases in average net sales prices of 1% and 5% for concrete and aggregates, respectively, positively impacted revenues by $0.6 million.

Operating earnings increased to approximately $3.7 million for the three months ended June 30, 2016, from $1.9 million for the three months ended June 30, 2015. Operating earnings during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, were positively impacted by an increase in average net sales price and sales volume and reduced operating costs, which positively impacted operating earnings by approximately $0.5 million, $0.4 million and $0.9 million, respectively. The decrease in operating costs during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily related to purchased materials, maintenance and delivery, which positively impacted operating earnings by approximately $0.2 million, $0.3 million and $0.2 million, respectively.

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

We do not anticipate significant increases in concrete and aggregates sales volumes in northern California. We are experiencing a recovery in both volume and price in our Austin, Texas markets, and expect prices and volumes to continue to improve throughout calendar 2016. Demand in the greater Kansas City area is expected to improve during calendar 2016, compared to calendar 2015.

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

The decline in oil and gas rig count and well completion activity has adversely impacted oil and gas activity, leading to reduced demand and pricing for proppants.  In connection with the reduction in demand and pricing, during fiscal 2016, we impaired several of our customer contracts, resulting in a write-down of $35.0 million, and reduced the value of our sand inventories by approximately $11.5 million. We anticipate that these conditions will persist throughout calendar 2016; however, we remain focused on strengthening our low-cost position and continuing to improve our low delivered cost position to targeted shale plays.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Net Cash Provided by Operating Activities	$54,083	$20,615
Investing Activities:
Capital Expenditures	(8,978)	(27,122)
Net Cash Used in Investing Activities	(8,978)	(27,122)
Financing Activities:
Increase (Decrease) in Long-Term Debt	(9,000)	11,000
Dividends Paid	(4,828)	(5,025)
Purchase and Retirement of Common Stock	(39,135)	—
Shares Repurchased to Settle Employee Taxes on RSUs	(2,284)	(1,523)
Proceeds from Stock Option Exercises	10,632	950
Excess Tax Benefits from Share Based Payment Arrangements	3,299	1,142
Net Cash Provided by (Used In) Financing Activities	(41,316)	6,544
Net Increase in Cash	$3,789	$37

Cash flows from operating activities increased to $54.1 million during the three months ended June 30, 2016, compared to $20.6 million during the similar period in 2015. This increase was largely attributable to the $7.5 million increase in net income and the reduction in cash flows from changes in operating assets and liabilities.  Cash flows from operations were negatively impacted during the three months ended June 30, 2016 by increases in accounts receivable and other assets of approximately $22.1 million and $2.5 million, respectively, and a decrease in accounts payable and accrued expenses of approximately $12.9 million, partially offset by increased cash flows from the decrease in inventory and increase in income tax payable of approximately $2.6 million and $18.8 million, respectively. Cash flows from operations were negatively impacted during the three months ended June 30, 2015 by increases in accounts receivable of approximately $22.1 million and a decrease in accounts payable and accrued expenses of approximately $26.9 million, partially offset by increased cash flows from the decrease in inventory and increase in income tax payable of approximately $0.7 million and $9.8 million, respectively.

Working capital increased to $280.7 million at June 30, 2016, compared to $259.4 million at March 31, 2016, primarily due to the increased accounts and notes receivable and decreased accounts payable and accrued liabilities of approximately $22.1 million and $10.8 million, respectively, partially offset by increased income taxes payable of approximately $4.3 million.  The increase in accounts receivable is due primarily to the increase in revenues during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.  The decrease in accounts payable and accrued liabilities is primarily due to increased accruals at year end for expected cement plant outages as well as certain construction payables related to our plant expansion in New Auburn, Wisconsin.  The increase in income taxes payable during the three months ended June 30, 2016, compared to June 30, 2015, is due to our ability to use previous overpayments to offset our liability at June 30, 2016.

The increase in accounts and notes receivable at June 30, 2016, compared to March 31, 2016, is primarily due to increased sales revenue during the three months ended June 30, 2016, compared to the three months ended March 31, 2016.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were approximately 48% at both June 30, 2016 and March 31, 2016. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at June 30, 2016. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at June 30, 2016.

Our inventory balance at June 30, 2016 decreased approximately $2.6 million, or 1%, compared to our inventory balance at March 31, 2016. Within our inventory, finished goods inventory and repair parts and supplies decreased by approximately $2.9 million and $1.2 million, respectively, partially offset by raw materials and materials-in-progress which increased approximately $1.5 million.  The decrease in repair parts and supplies was due to the completion of maintenance outages in the three months ended June 30, 2016, while the changes in raw materials and materials-in-progress and finished inventories was due to timing. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories with the exception of raw frac sand inventory, and our inventories have a low risk of obsolescence due to our products being basic construction materials or sand used in hydraulic fracturing.

Net cash used in investing activities during the three months ended June 30, 2016 was approximately $9.0 million, compared to net cash used in investing activities of approximately $27.1 million during the similar period in 2015, a decrease of $18.1 million. The decrease in net cash used in investing activities is primarily related to completion of capital projects in our oil and gas proppants segment during fiscal 2016. We anticipate spending between $20.0 million and $25.0 million on sustaining capital expenditures for all of our businesses during fiscal 2017, which is consistent with historic levels.

Net cash used in financing activities was approximately $41.3 million during the three months ended June 30, 2016, compared to net cash provided by financing activities of approximately $6.5 million during the similar period in 2015. The $47.8 million increase in net cash used in financing activities during the three months ended June 30, 2016, compared to June 30, 2015, is primarily due to the repurchase and retirement of common shares and repayment of long term debt, which increased net cash used in financing by $39.1 million and $20.0 million, respectively, partially offset by an increase of $9.7 million in proceeds from stock option exercises.  Our debt-to-capitalization ratio and net-debt-to-capitalization ratio improved to 32.1% and 31.7%, respectively, at June 30, 2016, compared to 32.8% and 32.6%, respectively, at March 31, 2016.

Debt Financing Activities.

Bank Credit Facility

We have a $500.0 million revolving, including a swingline loan sublimit of $25.0 million, which is scheduled to expire on October 30, 2019.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries.  At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (“LIBOR”) for the selected period plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus ½% per annum, plus an applicable rate (ranging from 0 to 125 basis points).  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period.  The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio.  The

Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements.  The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $373.0 million of borrowings outstanding at June 30, 2016.  Based on our Leverage Ratio, we had $116.3 million of available borrowings, net of the outstanding letters of credit, at June 30, 2016.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2016, we had $10.7 million of letters of credit outstanding.

Senior Unsecured Notes - We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At June 30, 2016, the amount outstanding for the remaining tranche was as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes” and together with the Series 2005A Senior Notes, the “Private Placement Senior Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At June 30, 2016, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Series 2007A Senior Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (together, the “Private Placement Note Purchase Agreements”) and the Private Placement Senior Notes are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our indebtedness under the Credit Facility. The Private Placement Note Purchase Agreements contain customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio

(Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at June 30, 2016.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Private Placement Note Purchase Agreements) on the Private Placement Senior Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Private Placement Note Purchase Agreements. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Private Placement Senior Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Private Placement Senior Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Private Placement Senior Notes being prepaid.

We lease one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we are the holder of all of the outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. At the conclusion of the lease in fiscal 2021, we have the option to purchase the cement plant for a nominal amount.

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

We do not have any off balance sheet debt, except for approximately $50.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At June 30, 2016, we had $10.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $14.4 million in performance bonds relating primarily to our mining operations.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Private Placement Senior Notes and borrowings under the Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Share Repurchases.

	Common Stock
	Shares Purchased	Average Price Paid Per Share
April 1 through April 30, 2016	230,000	$69.80
May 1 through May 31, 2016	30,000	77.57
June 1 through June 30, 2016	265,000	78.32
Year to Date Totals	525,000	$74.55

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares.  During three months ended June 30, 2016, we purchased 525,000 shares, at an average price of $74.55.  Subsequent to June 30, 2016, we have purchased an additional 182,500 shares at an average price of $77.48.  Including the shares purchased subsequent to June 30, 2016, we have authorization to purchase an additional 4,898,500 shares.

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

During the three months ended June 30, 2016, 38,739 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Dividends.

Dividends paid were $4.8 million and $5.0 million for the three month periods ended June 30, 2016 and 2015, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Land and Quarries	$1,016	$603
Plants	6,149	22,996
Buildings, Machinery and Equipment	1,808	3,523
Total Capital Expenditures	$8,978	$27,122

Historically, annual maintenance capital expenditures have been approximately $20.0 to $25.0 million, which we anticipate will be similar for fiscal 2017. Total capital expenditures for fiscal 2017, including sustaining capital expenditures, are expected to be approximately $40.0 million to $50.0 million. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at June 30, 2016, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $373.0 million of borrowings at June 30, 2016 would increase our interest expense by approximately $3.7 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. NCC believes it has meritorious defenses to the allegations in the NOVs. The EPA and NCC remain in discussions regarding a resolution of the alleged violations. If a negotiated settlement cannot be reached, NCC intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. As a part of a settlement, or should NCC fail in its defense in any enforcement action, NCC could be required to make substantial capital expenditures to modify its facility and incur increased operating costs. NCC could also be required to pay significant civil penalties. Additionally, an enforcement action could take many years to resolve the underlying issues alleged in the NOV. We are currently unable to determine the final outcome of this matter or the impact of an unfavorable determination upon our financial position or results of operations.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that American Gypsum conspired with other wallboard manufacturers to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC. On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it.  The court entered an order preliminarily approving this settlement on July 18, 2016.  On July 14, 2016 the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Discovery related to this class certification is ongoing.  At this stage we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve through calendar 2015 and into calendar 2016; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely impacted by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

Our Cement business is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are sensitive to changes in volume.

Due to the high levels of fixed capital required to produce cement, our profitability is susceptible to significant changes in volume. Although we believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our cement business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi-fixed costs within our cement business and at our cement production facilities, decreases in volumes could have an adverse effect on our financial condition, results of operations and liquidity.

Our Oil and Gas Proppants business and financial performance depends on the level of activity in the oil and natural gas industries.

Our operations that produce frac sand are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand we produce is closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries, have contributed, and are likely to continue to contribute, to price volatility.

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

For example, greenhouse gasses (“GHGs”) currently are regulated as pollutants under the CAA and subject to reporting and permitting requirements. Future consequences of GHG permitting requirements and potential emission reduction measures for our operations may be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas. In addition, the EPA has proposed to regulate GHG emissions from existing fossil fuel-fired power plants as a result of the EPA’s promulgation of new source performance standards for the same sources.  In the future, the EPA is expected to propose new source performance standards for cement manufacturing, which similarly will trigger a requirement for the EPA to promulgate regulations relating to existing cement manufacturing facilities.  The timing of such regulation is uncertain.

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC NESHAP”). The PC NESHAP will require a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC NESHAP sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC NESHAP also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants) and acid gases from cement kilns of all sizes. The PC NESHAP was scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 665 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC NESHAP, the EPA proposed a settlement agreement with industry petitioners in May 2012. In February 2013, the EPA published the final revised rule to the PC NESHAP which extended the compliance date until September 9, 2015 for existing cement kilns and made certain changes to the rules governing particulate matter monitoring methods and emissions limits, among other revisions. The 2013 revised rule was challenged in the U.S. Court of Appeals for the D.C. Circuit and on April 18, 2014, the court vacated the affirmative defense provision.  The court upheld the EPA’s particulate matter emission standards and extended compliance date.  On November 19, 2014, the EPA proposed a rule removing the affirmative defense provision and making minor technical corrections to the regulations. The PC NESHAP will materially increase capital costs and costs of production for the Company and the industry as a whole.

On March 21, 2011 the EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the CAA, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” The EPA simultaneously stayed the CISWI Rule for further reconsideration. Effective as of February 13, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised effective on February 13, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC NESHAP for particulate matter and dioxin/furans. The CISWI Rule as currently promulgated may materially increase capital costs and costs for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is expected to be March 1, 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule may materially increase capital costs and costs of production for the Company and the industry as a whole.

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

On October 1, 2015, the EPA lowered the primary and secondary ozone standards from the current 8-hour standard of 75 parts per billion (“ppb”) to 70 ppb.  The EPA also strengthened the secondary ozone standard to improve protection for trees, plants and ecosystems. Like the primary standard, an area will meet the secondary standard if the fourth-highest maximum daily 8-hour ozone concentration per year, averaged over three years, is equal to or less than 70 ppb.  The EPA based the secondary standard on the “W126 metric,” an index designed to show the cumulative impact of ozone on plants and trees seasonally.  The EPA has issued an implementation memo describing how it will determine whether the ozone levels in areas across the country, typically on a county level, are above the new standards. Areas above the new standards will be designated as “nonattainment;” areas at or below the new standards will be designated “attainment.”  In states with major emitting sources located in or near designated nonattainment areas, States will impose new and costly regulatory requirements.  For areas that are determined to be in non-attainment, states will be required to develop plans to bring the areas into attainment by as early as 2020.  At this time, it is not possible to determine whether any area in which we operate will be designated nonattainment.  However, if that occurs, we may be required to meet new control requirements requiring significant capital expenditures for compliance.

Our cement plants located in Kansas City, Missouri and Tulsa, Oklahoma are subject to certain obligations under a consent decree with the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our financial condition or results of operations.

Our cement plant in Tulsa, Oklahoma is subject to NESHAP for hazardous waste combustors (the “HWC MACT”), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, while the HWC MACT has not been updated since 2008, 73 Fed. Reg. 64068 (Oct. 28, 2008), future revisions to the HWC MACT regulations would apply to both of the cement kilns used at the cement plant in Tulsa, Oklahoma. Such revision could require new control requirements and significant capital expenditure for compliance. In 2013, the EPA adopted the final CISWI Rule (as discussed above) that likely will apply to the cement kiln used by the cement plant in Sugar Creek, Missouri and the two cement kilns at Nevada Cement Company, and may impose new control requirements requiring significant capital expenditures for compliance. Existing CISWI units will need to comply with the CISWI Rule when it becomes effective, which is expected to occur in early 2018.

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

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance.

We generally maintain our own reserves of limestone, gypsum, aggregates and other materials that we use to manufacture our products. However, we obtain certain raw materials used to manufacture our products, such as synthetic gypsum, from third parties who produce such materials as by-products of industrial processes. While we try to secure our needed supply of such materials through long-term contracts, those contracts may not be sufficient to meet our needs or we may be unable to renew or replace existing contracts when they expire or are terminated in the future. Should our existing suppliers cease operations or reduce or eliminate production of these by-products, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials, which may not be available on commercially reasonable terms or at all. Any such development may adversely affect our operations and financial condition.

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

Our Credit Facility and the Private Placement Note Purchase Agreements governing our Private Placement Senior Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

As of June 30, 2016, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $373.0 million. As of the same date, each change in interest rates of 100 basis points would result in an approximate $3.7 million change in our annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

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

We are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well as navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

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

As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities.  We may have difficulty identifying appropriate opportunities, or if we do identify opportunities, we may not be successful in completing transactions for a number of reasons.  Any transactions that we are able to identify and complete may involve one or more of a number of risks, including:

•	the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired business or joint venture;
•	possible adverse effects on our operating results during the integration process;
•	failure of the acquired business or joint venture to achieve expected operational, profitability and investment return objectives;
•	the incurrence of significant charges, such as impairment of goodwill or intangible assets, asset devaluation or restructuring charges;

•	the assumption of unanticipated liabilities and costs for which indemnification is unavailable or inadequate;
•	unforeseen difficulties encountered in operating in new geographic areas; and
•	the inability to achieve other intended objectives of the transaction

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

Item 6. Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 20, 2016, and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2017 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 20, 2016, and incorporated herein by reference). (1)

10.3

Eagle Materials Inc. Special Situation Program for Fiscal Year 2017 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 20, 2016, and incorporated herein by reference. (1)

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

EAGLE MATERIALS INC.
Registrant

July 26, 2016	/s/ DAVID B. POWERS
David B. Powers President and Chief Executive Officer (principal executive officer)

July 26, 2016	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 26, 2016	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)