Form 10-Q
period 2016-09-30
EAGLE MATERIALS INC
filed 2016-10-24
CIK 918646

]\

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of October 21, 2016, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,223,617

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2016

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Revenues	$332,658	$328,988	$630,162	$613,951
Cost of Goods Sold	241,448	284,694	466,997	508,560
Gross Profit	91,210	44,294	163,165	105,391
Equity in Earnings of Unconsolidated Joint Venture	12,147	11,680	20,127	19,510
Corporate General and Administrative	(8,832)	(9,364)	(18,665)	(18,355)
Other Income	504	572	1,579	1,007
Interest Expense, Net	(5,656)	(4,342)	(9,557)	(8,828)
Earnings Before Income Taxes	89,373	42,840	156,649	98,725
Income Tax Expense	(29,136)	(13,021)	(51,068)	(31,144)
Net Earnings	$60,237	$29,819	$105,581	$67,581
EARNINGS PER SHARE:
Basic	$1.26	$0.60	$2.20	$1.36
Diluted	$1.25	$0.59	$2.18	$1.34
AVERAGE SHARES OUTSTANDING:
Basic	47,809,476	49,828,189	47,911,276	49,797,972
Diluted	48,229,485	50,470,151	48,375,116	50,460,947
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Net Earnings	$60,237	$29,819	$105,581	$67,581
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	500	508	1,000	1,016
Tax Expense	(188)	(188)	(376)	(376)
Comprehensive Earnings	$60,549	$30,139	$106,205	$68,221

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$54,506	$5,391
Accounts and Notes Receivable	155,241	120,221
Inventories	217,582	243,595
Income Tax Receivable	1,046	5,623
Prepaid and Other Assets	6,761	5,173
Total Current Assets	435,136	380,003
Property, Plant and Equipment -	2,089,499	2,072,776
Less: Accumulated Depreciation	(855,148)	(817,465)
Property, Plant and Equipment, net	1,234,351	1,255,311
Notes Receivable	1,158	2,672
Investment in Joint Venture	47,852	49,465
Goodwill and Intangible Assets	162,506	165,827
Other Assets	27,132	30,357
	$1,908,135	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$62,481	$66,614
Accrued Liabilities	53,793	45,975
Current Portion of Long-term Debt	8,000	8,000
Total Current Liabilities	124,274	120,589
Long-term Debt	461,182	499,714
Other Long-term Liabilities	59,922	61,122
Deferred Income Taxes	164,027	161,679
Total Liabilities	809,405	843,104
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,223,617 and 48,526,843 Shares, respectively	482	485
Capital in Excess of Par Value	130,638	168,969
Accumulated Other Comprehensive Losses	(10,785)	(11,409)
Retained Earnings	978,395	882,486
Total Stockholders’ Equity	1,098,730	1,040,531
	$1,908,135	$1,883,635

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$105,581	$67,581
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	45,249	49,034
Impairment of Intangible Assets	—	28,354
Inventory Adjustment to Net Realizable Value	8,492	9,382
Deferred Income Tax Provision	2,125	(18,413)
Stock Compensation Expense	6,158	8,330
Excess Tax Benefits from Share Based Payment Arrangements	(5,494)	(2,494)
Equity in Earnings of Unconsolidated Joint Venture	(20,127)	(19,510)
Distributions from Joint Venture	21,750	17,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(33,506)	(39,379)
Inventories	17,521	3,806
Accounts Payable and Accrued Liabilities	3,337	(1,536)
Other Assets	(1,005)	534
Income Taxes Payable	10,071	4,650
Net Cash Provided by Operating Activities	160,152	107,589
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(18,231)	(55,869)
Acquisition Spending	—	(32,427)
Net Cash Used in Investing Activities	(18,231)	(88,296)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(382,000)	(3,000)
Issuance of Long-term Debt	350,000	—
Payment of Debt Issuance Costs	(6,637)	—
Dividends Paid to Stockholders	(9,677)	(10,061)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,965)	(1,728)
Purchase and Retirement of Common Stock	(60,013)	(10,744)
Proceeds from Stock Option Exercises	12,992	2,580
Excess Tax Benefits from Share Based Payment Arrangements	5,494	2,494
Net Cash Used in Financing Activities	(92,806)	(20,459)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,115	(1,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,391	7,514
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,506	$6,348

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2016 include the accounts of Eagle Materials Inc. (“Eagle” or “Parent”) and its majority-owned subsidiaries (collectively, the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2016.

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

(B) PENDING ACQUISITION

On September 11, 2016, Eagle Materials Inc. (the “Company”) and Cemex Construction Materials Atlantic, LLC (the “Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company will acquire (the “Fairborn Acquisition”) (i) a cement plant located in Fairborn, Ohio, (ii) a cement distribution terminal located in Columbus, Ohio, and (iii) certain other properties and assets used by the Seller in connection with the foregoing (collectively, the “Fairborn Business”).

The purchase price (the “Purchase Price”) to be paid by the Company in the Fairborn Acquisition is $400.0 million in cash, subject to a customary post-closing inventory adjustment. In addition, the Company will assume certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business after the closing of the Fairborn Acquisition. The Company expects to fund the payment of the Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility. The Fairborn Acquisition is expected to close in the fourth quarter of calendar 2016, or shortly thereafter.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $6.8 million and $8.2 million for the six months ended September 30, 2016 and 2015, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2016 and 2015, were $39.3 million and $43.8 million, respectively.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $11.0 million and $10.2 million at September 30, 2016 and March 31, 2016, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.7 million at September 30, 2016, of which approximately $3.5 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2017 and 2019. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2016
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$485
Purchase and Retirement of Common Stock	(9)
Issuance of Restricted Stock	1
Stock Option Exercises	5
Balance at End of Period	482
Capital in Excess of Par Value –
Balance at Beginning of Period	168,969
Stock Compensation Expense	6,157
Shares Redeemed to Settle Employee Taxes	(2,965)
Stock Option Exercises	18,481
Purchase and Retirement of Common Stock	(60,004)
Balance at End of Period	130,638
Retained Earnings –
Balance at Beginning of Period	882,486
Dividends Declared to Stockholders	(9,672)
Net Earnings	105,581
Balance at End of Period	978,395
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(11,409)
Change in Funded Status of Pension Plan, net of tax	624
Balance at End of Period	(10,785)
Total Stockholders’ Equity	$1,098,730

We repurchased 263,800 shares at an average price of $79.15 during the three months ended September 30, 2016. At September 30, 2016, we have authorization to purchase an additional 4,817,200 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2016	March 31, 2016
	(dollars in thousands)
Raw Materials and Material-in-Progress	$104,759	$119,060
Finished Cement	17,096	21,834
Gypsum Wallboard	5,939	5,839
Frac Sand	3,375	5,501
Aggregates	8,387	10,660
Paperboard	3,647	7,575
Repair Parts and Supplies	68,777	68,155
Fuel and Coal	5,602	4,971
	$217,582	$243,595

During the three months ended September 30, 2016 we wrote down approximately $7.7 million and $0.8 million of raw materials and materials-in-process and frac sand, respectively.  During the three months ended September 30, 2015 we wrote down approximately $9.4 million of raw materials and materials-in-process.  These inventories related to our Oil and Gas Proppants segment.

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2016	March 31, 2016
	(dollars in thousands)
Payroll and Incentive Compensation	$19,155	$19,956
Benefits	12,028	10,663
Interest	6,202	3,373
Property Taxes	6,799	4,186
Power and Fuel	1,543	1,390
Sales and Use Tax	857	1,486
Legal	2,357	549
Other	4,852	4,372
	$53,793	$45,975

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

Long-Term Compensation Plans -

Options. In May 2016, the Compensation Committee approved the granting of an aggregate of 91,074 performance vesting stock options pursuant to the Plan to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2017 Employee Performance Stock Option Grant”).  The performance criterion for the Fiscal 2017 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2017.  All stock options will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all stock options granted will be forfeited.  Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2018 through 2020. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 75,896 time vesting stock options to the same officers and key employees, which vest ratably over four years (the “Fiscal 2017 Employee Time Vesting Stock Option Grant).  In August 2016, we granted 17,894 options to members of the Board of Directors (the “Fiscal 2017 Board of Directors Stock Option Grant”).  Options granted under the Fiscal 2017 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2017 Employee Performance Stock Option Grant, Fiscal 2017 Employee Time Vesting Stock Option Grant and the Fiscal 2017 Board of Directors Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2017 are as follows:

Fiscal 2017
Dividend Yield	1.3%
Expected Volatility	36.5%
Risk Free Interest Rate	1.4%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.8 million and $3.0 million for the three and six months ended September 30, 2016, respectively and approximately $2.1 million and $4.2 million for the three and six months ended September 30, 2015, respectively. At September 30, 2016, there was approximately $9.1 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table represents stock option activity for the six months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,817,763	$53.03
Granted	192,364	$76.29
Exercised	(432,264)	$32.92
Cancelled	(18,662)	$69.82
Outstanding Options at End of Period	1,559,201	$61.27
Options Exercisable at End of Period	1,043,635	$53.01
Weighted-Average Fair Value of Options Granted during the Period	$24.56

The following table summarizes information about stock options outstanding at September 30, 2016:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	279,429	3.75	$25.91	278,429	$25.90
$33.08 – $ 37.95	254,876	5.71	$33.92	248,876	$33.87
$53.22 – $ 74.10	451,080	8.05	$69.99	232,467	$67.18
$79.73 – $ 93.56	573,816	8.30	$83.79	283,863	$84.79
	1,559,201	6.99	$53.01	1,043,635	$53.01

At September 30, 2016, the aggregate intrinsic value for outstanding and exercisable options was approximately $25.0 million and $25.3 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2016 was approximately $18.4 million.

Restricted Stock. In May 2016, the Compensation Committee approved the granting of an aggregate of 63,029 shares of performance vesting restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2017 Employee Restricted Stock Performance Award”). The performance criterion for the Fiscal 2017 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2017.  All restricted shares will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.   If the Company does not achieve a return on equity of at least 11.0%, all awards will be forfeited.   Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2018 through 2020. The Compensation Committee also approved the granting of 52,527 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the “Fiscal 2017 Employee Restricted Stock Time Vesting Award).  Both of the Fiscal 2017 Employee Restricted Stock Performance Award and the Fiscal 2017 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant, and are being expensed over a four year period. In August 2016, we awarded 11,173 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2017 Restricted Stock Award”).  Awards issued under the Board of Directors Fiscal 2017 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with our director retirement policy.

Expense related to restricted shares was approximately $1.8 million and $3.2 million for the three and six months ended September 30, 2016, respectively, and approximately $1.9 million and $4.2 million for the three and six months ended September 30, 2015, respectively. At September 30, 2016, there was approximately $19.4 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.0 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,323,126 at September 30, 2016.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Weighted-Average Shares of Common Stock Outstanding	47,809,476	49,828,189	47,911,276	49,797,972
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	864,378	1,278,908	951,783	1,303,636
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(600,322)	(866,236)	(657,730)	(871,354)
Restricted Shares	155,953	229,290	169,787	230,693
Weighted-Average Common and Common Equivalent Shares Outstanding	48,229,485	50,470,151	48,375,116	50,460,947
Shares Excluded Due to Anti-dilution Effects	646,593	596,973	669,406	527,330

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$221	$231	$443	$488
Interest Cost of Benefit Obligations	398	381	797	758
Expected Return on Plan Assets	(415)	(430)	(831)	(869)
Recognized Net Actuarial Loss	426	432	851	859
Amortization of Prior-Service Cost	74	75	149	150
Net Periodic Pension Cost	$704	$689	$1,409	$1,386

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2016 was approximately 33%, which was relatively consistent with the effective tax rate of 32% for the six months ended September 30, 2015.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2016	March 31, 2016
	(dollars in thousands)
Credit Facility	$—	$382,000
4.500% Senior Unsecured Notes Due 2026	350,000	—
Private Placement Senior Unsecured Notes	125,714	125,714
Total Debt	475,714	507,714
Less: Current Portion of Long-term Debt	(8,000)	(8,000)
Less: Debt Origination Costs	(6,532)	—
Total Long-term Debt	$461,182	$499,714

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which originally was scheduled to expire on October 30, 2019, but was amended in August 2016 to extend the expiration date to August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  There were no borrowings outstanding at September 30, 2016. Based on our Leverage Ratio, we had $489.3 million of available borrowings, net of the outstanding letters of credit, at September 30, 2016.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2016, we had $10.7 million of letters of credit outstanding.

4.500% Senior Unsecured Notes Due 2026 –

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes ("Senior Unsecured Notes") due August 2026. Interest on the Senior Unsecured Notes is payable semiannually on February 2 and August 2 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Credit Facility and the Private Placement Senior Unsecured Notes. Prior to August 1, 2019, we may redeem up to 40% of the original aggregate principal amount of the Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 104.5% of the principal amount of the notes.  Prior to August 1, 2021, we may redeem some or all of the Senior Unsecured

Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

Percentage
2021	102.25%
2022	101.50%
2023	100.75%
2024 and thereafter	100.00%

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (P) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

Private Placement Senior Unsecured Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Unsecured Notes”) in a private placement transaction. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At September 30, 2016, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Unsecured Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches. At September 30, 2016, the amounts outstanding for each of the remaining tranches were as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually April 2 and October 2 of each year until all principal is paid for the respective tranche. During October 2016, the $8.0 million outstanding under Tranche B of the Series 2007A Senior Unsecured Notes matured, and the related notes were repaid and cancelled at that time.

Our obligations under the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (together, the “Private Placement Note Purchase Agreements”) and the Private Placement Senior Unsecured Notes are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our indebtedness under the Credit Facility and Senior Unsecured Notes. The Private Placement Note Purchase Agreements contain customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at September 30, 2016.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Private Placement Note Purchase Agreements) on the Private Placement Senior Unsecured Notes and the other payment and performance obligations of the Company contained in the Private Placement Senior Unsecured Notes and in the Private Placement Note Purchase Agreements. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Private Placement Senior Unsecured Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Private Placement Senior Unsecured Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Private Placement Senior Unsecured Notes being prepaid.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$166,811	$164,790	$311,603	$292,966
Gypsum Wallboard	122,923	119,701	236,185	234,753
Paperboard	44,459	39,145	87,274	74,463
Oil and Gas Proppants	6,631	18,307	11,727	41,132
Concrete and Aggregates	39,140	36,671	73,891	65,203
Sub-total	379,964	378,614	720,680	708,517
Less: Intersegment Revenues	(20,331)	(20,090)	(38,655)	(38,019)
Net Revenues, including Joint Venture	359,633	358,524	682,025	670,498
Less: Joint Venture	(26,975)	(29,536)	(51,863)	(56,547)
Net Revenues	$332,658	$328,988	$630,162	$613,951

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$4,536	$4,232	$8,071	$7,358
Paperboard	15,452	15,596	29,958	30,147
Concrete and Aggregates	343	262	626	514
	$20,331	$20,090	$38,655	$38,019
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,200	1,248	2,233	2,239
Joint Venture	242	236	460	448
	1,442	1,484	2,693	2,687

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$50,716	$48,577	$82,316	$74,290
Gypsum Wallboard	41,698	40,002	81,034	80,896
Paperboard	10,220	8,138	21,447	14,168
Oil and Gas Proppants	(4,090)	(44,600)	(10,002)	(50,236)
Concrete and Aggregates	4,813	3,857	8,497	5,783
Other, net	504	572	1,579	1,007
Sub-total	103,861	56,546	184,871	125,908
Corporate General and Administrative	(8,832)	(9,364)	(18,665)	(18,355)
Earnings Before Interest and Income Taxes	95,029	47,182	166,206	107,553
Interest Expense, net	(5,656)	(4,342)	(9,557)	(8,828)
Earnings Before Income Taxes	$89,373	$42,840	$156,649	$98,725
Cement Operating Earnings -
Wholly–owned Operations	$38,569	$36,897	$62,189	$54,780
Joint Venture	12,147	11,680	20,127	19,510
	$50,716	$48,577	$82,316	$74,290
Capital Expenditures -
Cement	$5,009	$5,349	$10,254	$13,499
Gypsum Wallboard	2,097	203	3,425	1,700
Paperboard	400	2,424	1,704	3,268
Oil and Gas Proppants	8	16,744	65	32,711
Concrete and Aggregates	1,506	4,027	2,550	4,691
Other	233	—	233	—
	$9,253	$28,747	$18,231	$55,869
Depreciation, Depletion and Amortization -
Cement	$8,784	$8,629	$17,395	$16,495
Gypsum Wallboard	4,768	4,819	9,530	9,605
Paperboard	2,106	2,063	4,206	4,116
Oil and Gas Proppants	4,261	7,205	9,445	14,764
Concrete and Aggregates	1,920	1,565	3,669	3,070
Other, net	547	489	1,004	984
	$22,386	$24,770	$45,249	$49,034

	As of
	September 30, 2016	March 31, 2016
	(dollars in thousands)
Identifiable Assets -
Cement	$833,219	$819,994
Gypsum Wallboard	378,905	392,523
Paperboard	123,124	127,371
Oil and Gas Proppants	390,915	409,497
Concrete and Aggregates	109,683	106,634
Corporate and Other	72,289	27,616
	$1,908,135	$1,883,635

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

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues	$55,558	$59,071	$105,334	$113,094
Gross Margin	$25,588	$25,193	$42,925	$42,204
Earnings Before Income Taxes	$24,294	$23,360	$40,254	$39,020

	As of
	September 30, 2016	March 31, 2016
	(dollars in thousands)
Current Assets	$69,699	$70,491
Non-Current Assets	$39,969	$41,464
Current Liabilities	$16,649	$15,964

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(4)	$(1)	$(4)	$(2)
Interest Expense	5,348	4,160	9,096	8,456
Other Expenses	312	183	465	374
Interest Expense, net	$5,656	$4,342	$9,557	$8,828

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Private Placement Senior Unsecured Notes, the Credit Facility, the Senior Unsecured Notes and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At September 30, 2016, we had contingent liabilities under these outstanding letters of credit of approximately $10.7 million.

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

We are currently contingently liable for performance under $17.6 million in performance bonds required by certain states and municipalities, and their related agencies.  The bonds are principally for certain reclamation obligations and mining permits.  We have indemnified the underwriting insurance company against any exposure under the performance bonds.  In our past experience, no material claims have been made against these financial instruments.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC. On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it.  The court entered an order preliminarily approving this settlement on July 18, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it.  Indirect purchaser plaintiffs filed a motion for preliminary approval of this settlement in September 2016.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  Class certification proceedings are ongoing. We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at September 30, 2016 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	58,814
Series 2007A Tranche B	8,002
Series 2007A Tranche C	24,813
Series 2007A Tranche D	39,730
4.5% Senior Unsecured Notes Due 2026	356,195

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at September 30, 2016 due to the short-term maturities of these assets and liabilities. There were no borrowings under our Credit Facility at September 30, 2016.

(Q) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

On August 2, 2016, the Company completed a public offering of its Senior Unsecured Notes.  The Senior Unsecured Notes are senior unsecured obligations of the Company and were offered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission.

The Senior Unsecured Notes are guaranteed by all of the Company’s wholly-owned subsidiaries, and all guarantees are full and unconditional and are joint and several.  The following unaudited condensed consolidating financial statements present separately the earnings and comprehensive earnings, financial position and cash flows of the parent issuer (Eagle Materials Inc.) and the guarantors (all wholly-owned subsidiaries of Eagle Materials Inc.) on a combined basis with eliminating entries (dollars in thousands).

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$332,658	$—	$332,658
Cost of Goods Sold	—	241,448	—	241,448
Gross Profit	—	91,210	—	91,210
Equity in Earnings of Unconsolidated Joint Venture	12,147	12,147	(12,147)	12,147
Equity in Earnings of Subsidiaries	61,469	—	(61,469)	—
Corporate General and Administrative Expenses	(7,497)	(1,335)	—	(8,832)
Other Income (Loss)	(137)	641	—	504
Interest Expense, net	(12,354)	6,698	—	(5,656)
Earnings before Income Taxes	53,628	109,361	(73,616)	89,373
Income Taxes	6,609	(35,745)	—	(29,136)
Net Earnings	$60,237	$73,616	$(73,616)	$60,237
Net Earnings	$60,237	$73,616	$(73,616)	$60,237
Net Actuarial Change in Benefit Plans, net of tax	312	312	(312)	312
Comprehensive Earnings	$60,549	$73,928	$(73,928)	$60,549

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$328,988	$—	$328,988
Cost of Goods Sold	—	284,694	—	284,694
Gross Profit	—	44,294	—	44,294
Equity in Earnings of Unconsolidated Joint Venture	11,680	11,680	(11,680)	11,680
Equity in Earnings of Subsidiaries	30,255	—	(30,255)	—
Corporate General and Administrative Expenses	(8,040)	(1,324)	—	(9,364)
Other Income (Loss)	(173)	745	—	572
Interest Expense, net	(9,268)	4,926	—	(4,342)
Earnings before Income Taxes	24,454	60,321	(41,935)	42,840
Income Taxes	5,365	(18,386)	—	(13,021)
Net Earnings	$29,819	$41,935	$(41,935)	$29,819
Net Earnings	$29,819	$41,935	$(41,935)	$29,819
Net Actuarial Change in Benefit Plans, net of tax	320	312	(312)	320
Comprehensive Earnings	$30,139	$42,247	$(42,247)	$30,139

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$630,162	$—	$630,162
Cost of Goods Sold	—	466,997	—	466,997
Gross Profit	—	163,165	—	163,165
Equity in Earnings of Unconsolidated Joint Venture	20,127	20,127	(20,127)	20,127
Equity in Earnings of Subsidiaries	111,172	—	(111,172)	—
Corporate General and Administrative Expenses	(15,728)	(2,937)	—	(18,665)
Other Income (Loss)	(214)	1,793	—	1,579
Interest Expense, net	(22,365)	12,808	—	(9,557)
Earnings before Income Taxes	92,992	194,956	(131,299)	156,649
Income Taxes	12,589	(63,657)	—	(51,068)
Net Earnings	$105,581	$131,299	$(131,299)	$105,581
Net Earnings	$105,581	$131,299	$(131,299)	$105,581
Net Actuarial Change in Benefit Plans, net of tax	624	624	(624)	624
Comprehensive Earnings	$106,205	$131,923	$(131,923)	$106,205

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$613,951	$—	$613,951
Cost of Goods Sold	—	508,560	—	508,560
Gross Profit	—	105,391	—	105,391
Equity in Earnings of Unconsolidated Joint Venture	19,510	19,510	(19,510)	19,510
Equity in Earnings of Subsidiaries	71,701	—	(71,701)	—
Corporate General and Administrative Expenses	(15,731)	(2,624)	—	(18,355)
Other Income (Loss)	(306)	1,313	—	1,007
Interest Expense, net	(18,484)	9,656	—	(8,828)
Earnings before Income Taxes	56,690	133,246	(91,211)	98,725
Income Taxes	10,891	(42,035)	—	(31,144)
Net Earnings	$67,581	$91,211	$(91,211)	$67,581
Net Earnings	$67,581	$91,211	$(91,211)	$67,581
Net Actuarial Change in Benefit Plans, net of tax	640	640	(640)	640
Comprehensive Earnings	$68,221	$91,851	$(91,851)	$68,221

Condensed Consolidating Balance Sheet At September 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$52,524	$1,982	$—	$54,506
Accounts and Notes Receivable	562	154,679	—	155,241
Inventories	—	217,582	—	217,582
Income Tax Receivable	55,316	—	(54,270)	1,046
Prepaid and Other Current Assets	4,273	2,488	—	6,761
Total Current Assets	112,675	376,731	(54,270)	435,136
Property, Plant and Equipment -	2,846	2,086,653	—	2,089,499
Less: Accumulated Depreciation	(870)	(854,278)	—	(855,148)
Property, Plant and Equipment, net	1,976	1,232,375	—	1,234,351
Notes Receivable	—	1,158	—	1,158
Deferred Income Taxes	3,799	—	(3,799)	—
Investment in Joint Venture	42	47,810	—	47,852
Investments in Subsidiaries and Receivables from Affiliates	4,297,977	2,830,083	(7,128,060)	—
Goodwill and Intangible Assets, net	—	162,506	—	162,506
Other Assets	5,979	21,153	—	27,132
	$4,422,448	$4,671,816	$(7,186,129)	$1,908,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,183	$56,298	$—	$62,481
Accrued Liabilities	18,047	35,746	—	53,793
Income Tax Payable	—	54,270	(54,270)	—
Current Portion of Long-term Debt	8,000	—	—	8,000
Total Current Liabilities	32,230	146,314	(54,270)	124,274
Long-term Debt	461,182	—	—	461,182
Other Long-term Liabilities	223	59,699	—	59,922
Payables to Affiliates	2,830,083	2,122,882	(4,952,965)	—
Deferred Income Taxes	—	167,826	(3,799)	164,027
Total Liabilities	3,323,718	2,496,721	(5,011,034)	809,405
Total Stockholders’ Equity	1,098,730	2,175,095	(2,175,095)	1,098,730
	$4,422,448	$4,671,816	$(7,186,129)	$1,908,135

Condensed Consolidating Balance Sheet At March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,507	$1,884	$—	$5,391
Accounts and Notes Receivable	324	119,897	—	120,221
Inventories	—	243,595	—	243,595
Income Tax Receivable	—	6,731	(1,108)	5,623
Prepaid and Other Current Assets	1,365	3,808	—	5,173
Total Current Assets	5,196	375,915	(1,108)	380,003
Property, Plant and Equipment -	2,612	2,070,164	—	2,072,776
Less: Accumulated Depreciation	(814)	(816,651)	—	(817,465)
Property, Plant and Equipment, net	1,798	1,253,513	—	1,255,311
Notes Receivable	—	2,672	—	2,672
Deferred Income Taxes	3,375	—	(3,375)	—
Investment in Joint Venture	33	49,432	—	49,465
Investments in Subsidiaries and Receivables from Affiliates	4,085,806	2,529,480	(6,615,286)	—
Goodwill and Intangible Assets, net	—	165,827	—	165,827
Other Assets	5,557	24,800	—	30,357
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,968	$59,646	$—	$66,614
Accrued Liabilities	15,708	30,267	—	45,975
Income Tax Payable	1,108	—	(1,108)	—
Current Portion of Long-term Debt	8,000	—	—	8,000
Total Current Liabilities	31,784	89,913	(1,108)	120,589
Long-term Debt	499,714	—	—	499,714
Other Long-term Liabilities	256	60,866	—	61,122
Payables to Affiliates	2,529,480	2,042,633	(4,572,113)	—
Deferred Income Taxes	—	165,054	(3,375)	161,679
Total Liabilities	3,061,234	2,358,466	(4,576,596)	843,104
Total Stockholders’ Equity	1,040,531	2,043,173	(2,043,173)	1,040,531
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635

Condensed Consolidating Statement of Cash Flows Six Months ended September 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(78,298)	$238,450	$—	$160,152
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(233)	(17,998)	—	(18,231)
Net Cash Used in Investing Activities	(233)	(17,998)	—	(18,231)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Long-term Debt	(32,000)	—	—	(32,000)
Payment of Debt Issuance Costs	(6,637)			(6,637)
Dividends Paid to Stockholders	(9,677)	—	—	(9,677)
Purchase and Retirement of Common Stock	(60,013)	—	—	(60,013)
Proceeds from Stock Option Exercises	12,992	—	—	12,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,965)	—	—	(2,965)
Excess Tax Benefits from Share Based Payment Arrangements	5,494	—	—	5,494
Intra-entity Activity, net	220,354	(220,354)	—	—
Net Cash Provided by (Used in) Financing Activities	127,548	(220,354)	—	(92,806)
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,017	98	—	49,115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,524	$1,982	$—	$54,506

Condensed Consolidating Statement of Cash Flows Six Months ended September 30, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(73,242)	$180,831	$—	$107,589
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	—	(55,869)	—	(55,869)
Acquisition Spending		(32,427)		(32,427)
Net Cash Used in Investing Activities	—	(88,296)	—	(88,296)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(3,000)	—	—	(3,000)
Dividends Paid to Stockholders	(10,061)	—	—	(10,061)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,728)	—	—	(1,728)
Purchase and Retirement of Common Stock	(10,744)	—	—	(10,744)
Proceed from Stock Option Exercises	2,580	—	—	2,580
Excess Tax Benefits from Share Based Payment Arrangements	2,494	—	—	2,494
Intra-entity Activity, net	93,382	(93,382)	—	—
Net Cash Provided by (Used in) Financing Activities	72,923	(93,382)	—	(20,459)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(319)	(847)	—	(1,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,644	3,870	—	7,514
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,325	$3,023	$—	$6,348

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six months ended September 30, 2016 and 2015, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the grinding of slag; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, slag, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

On September 11, 2016, Eagle Materials Inc. (the “Company”) and Cemex Construction Materials Atlantic, LLC (the “Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company will acquire (the “Fairborn Acquisition”) (i) a cement plant located in Fairborn, Ohio, (ii) a cement distribution terminal located in Columbus, Ohio, and (iii) certain other properties and assets used by the Seller in connection with the foregoing (collectively, the “Fairborn Business”).

The purchase price (the “Purchase Price”) to be paid by the Company in the Fairborn Acquisition is $400.0 million in cash, subject to a customary post-closing inventory adjustment. In addition, the Company will assume certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business after the closing of the Fairborn Acquisition. The Company expects to fund the payment of the Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility. The Fairborn Acquisition is expected to close in the fourth quarter of calendar 2016 or shortly thereafter.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$332,658	$328,988	1%	$630,162	$613,951	3%
Cost of Goods Sold	(241,448)	(284,694)	(15%)	(466,997)	(508,560)	(8%)
Gross Profit	91,210	44,294	106%	163,165	105,391	55%
Equity in Earnings of Unconsolidated Joint Venture	12,147	11,680	4%	20,127	19,510	3%
Corporate General and Administrative	(8,832)	(9,364)	(6%)	(18,665)	(18,355)	2%
Other Income	504	572	(12%)	1,579	1,007	57%
Interest Expense, net	(5,656)	(4,342)	30%	(9,557)	(8,828)	8%
Earnings Before Income Taxes	89,373	42,840	109%	156,649	98,725	59%
Income Tax Expense	(29,136)	(13,021)	124%	(51,068)	(31,144)	63%
Net Earnings	$60,237	$29,819	102%	$105,581	$67,581	56%
Diluted Earnings per Share	$1.25	$0.59	112%	$2.18	$1.34	63%

Revenues. Revenues were $332.7 million and $329.0 million for the three months ended September 30, 2016 and 2015, respectively. Revenues increased in all of our segments except our oil and gas proppants segment.  The increase in revenues for the three months ended September 30, 2016 was due primarily to increased average net sales prices in all segments except gypsum wallboard and recycled paperboard, which were down approximately 2% and 1%, respectively, compared to the three months ended September 30, 2015.  The increase in revenues for the three months ended September 30, 2016, compared to September 30, 2015 was partially offset by decreased sales volumes in our cement, concrete and oil and gas proppants segments.  The increase in average net sales prices positively impacted net revenue by approximately $4.7 million during the quarter ended September 30, 2016, compared to September 30, 2015, partially offset by $0.2 million reduction in revenue from lower sales volumes.

Revenues were $630.2 million and $614.0 million for the six months ended September 30, 2016 and 2015, respectively. Revenues from the Skyway Acquisition positively impacted revenues by approximately $9.9 million.  Net revenues from our legacy businesses increased approximately 1% during the six months ended September 30, 2016, compared to the six months ended September 30, 2015.  Revenues increased in all of our segments except our oil and gas proppants segment.  The increase in revenues for the six months ended September 30, 2016 was due primarily to increased average net sales prices in all segments except gypsum wallboard and recycled paperboard, which were down approximately 3% and 1%, respectively, compared to the six months ended September 30, 2016, and increased sales volumes in all segments except our oil and gas proppants segment.  Excluding revenues from the Skyway Acquisition, increased net sales prices and sales volumes positively impacted net revenue during the quarter ended September 30, 2016, by approximately $2.3 million and $4.0 million, respectively.

Cost of Goods Sold. Cost of goods sold was $241.4 million and $284.7 million during the three months ended September 30, 2016 and 2015, respectively. The decrease in cost of goods sold for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily related to an impairment charge of $28.4 million and a write-down of $9.4 million in raw sand inventory values in our oil and gas proppants segment during the three months ended September 30, 2015.  The remaining decrease in cost of goods sold was related to decreased sales volumes, primarily in our oil and gas proppants business, which decreased cost of goods sold by approximately $8.3 million, partially offset by an increase in operating costs of approximately $3.7 million. The increase in operating costs in the three months ended September 30, 2016, compared to September 30, 2015, was primarily related to our cement business and was approximately $6.1 million, partially offset by decreased operating costs in our gypsum wallboard business of approximately $2.5 million.

Cost of goods sold was $467.0 million and $508.6 million during the six months ended September 30, 2016  and 2015, respectively.  The decrease in cost of goods sold for the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was primarily related an impairment charge of $28.4 million and a write-down of $9.4 million in raw sand inventory values in our oil and gas proppants segment during the six months ended September 30, 2015.  The remaining $2.9 million decrease in cost of goods sold was related to decreased sales volumes, which decreased cost of sales by approximately $10.7 million, partially offset by increased operating cost and cost of goods sold from the Skyway Acquisition of approximately $2.4 million and $5.4 million, respectively. Operating costs for the six months ended September 30, 2016, compared to September 30, 2015, increased for our cement business by approximately $10.2 million, partially offset by decreased operating costs in our gypsum wallboard and recycled paperboard businesses of approximately $4.0 million and $3.1 million, respectively.

Gross Profit. Gross profit was $91.2 million and $44.3 million during the three months ended September 30, 2016 and 2015, respectively. The increase in gross profit was primarily related an impairment charge of $28.4 million and a write-down of $9.4 million in raw sand inventory values in our oil and gas proppants segment during the three months ended September 30, 2015. The remaining increase in gross profit was due primarily to increased average net sales prices and lower cost of goods sold related to lower sales volumes, as noted above. The gross margin for the three months ended September 30, 2016 increased to 27%, compared to 13% for the three months ended September 30, 2015.  Excluding the $28.4 million impairment of customer contract intangibles and the write-down of $9.4 million in raw sand inventory during the three months ended September 30, 2015, the gross margin for the three months ended September 30, 2015 would have been approximately 25%.  The increase in the gross margin to 27% for the three months ended September 30, 2016, compared to the adjusted gross margin of 25% for the three months ended September 30, 2015 is due primarily to the increase in average net sales prices.

Gross profit was $163.2 million and $105.4 million during the six months ended September 30, 2016 and 2015, respectively. The increase in gross profit was primarily related an impairment charge of $28.4 million and a write-down of $9.4 million in raw sand inventory values in our oil and gas proppants segment during the six months ended September 30, 2015. The remaining increase in gross profit was due primarily to increased average net sales prices and lower cost of goods sold related to lower sales volumes, as noted above. The gross margin for the six months ended September 30, 2016 increased to 26%, compared to 17% for the six months ended September 30, 2015.  Excluding the $28.4 million impairment of customer contract intangibles and the write-down of $9.4 million in raw sand inventory during the three months ended September 30, 2015, the gross margin for the six months ended September 30, 2015 would have been approximately 23%.  The increase in the gross margin to 26% for the six months ended September 30, 2016, compared to the adjusted gross margin of 23% for the six months ended September 30, 2015 is due primarily to the increase in average net sales prices and the Skyway Acquisition.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $0.5 million, or 4%, for the three months ended September 30, 2016, compared to the similar period in 2015. The increase is primarily due to a 3% increase in sales volumes and a decrease in operating costs, partially offset by an 11% decrease in average net sales price. The impact of the increase in sales volumes and decrease in operating costs on equity in earnings of our unconsolidated joint venture during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was approximately $0.3 million and $3.4 million, respectively, partially offset by a decrease in average net sales price of approximately $3.3 million. The decrease in operating costs was primarily due to a decrease in fuel and power and purchased cement of approximately $0.8 million and $2.8 million, respectively, while the decrease in the average net sales prices was due to a reduction in oil well cement sales.

Equity in earnings of our unconsolidated joint venture increased $0.6 million, or 3%, for the six months ended September 30, 2016, compared to the similar period in 2015. The increase is primarily due to a 3% increase in sales volumes and a decrease in operating costs, partially offset by an 11% decrease in average net sales price. The impact of the increase in sales volumes and decrease in operating costs on equity in earnings of our unconsolidated joint venture during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was approximately $0.5 million and $6.3 million, respectively, partially offset by a decrease in average net sales price of approximately $6.2 million. The decrease in operating costs was primarily due to a decrease in maintenance, fuel and power and purchased cement costs of approximately $0.6 million, $1.1 million and $4.3 million, respectively, while the decrease in the average net sales prices was due to a reduction in oil well cement sales.

Corporate General and Administrative. Corporate general and administrative expenses decreased 6% for the three months ended September 30, 2016, compared to the similar periods in 2015. The approximately $0.6 million decrease in corporate general and administrative expenses for the three months ended September 30, 2016, compared to 2015, is due primarily to a decrease of approximately $0.8 million in stock and incentive compensation, partially offset by increased legal expenses of approximately $0.5 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The decrease in stock and incentive compensation is due primarily to the vesting of grants issued in the prior year, while the increase in legal expense is due primarily to the Fairborn Acquisition.

Corporate general and administrative expenses increased 2% for the six months ended September 30, 2016, compared to the similar periods in 2015. The approximately $0.3 million increase in corporate general and administrative expenses for the six months ended September 30, 2016, compared to 2015, is due primarily due to increased legal expenses of approximately $1.2 million during the six months ended September 30, 2016, compared to the similar period in 2015, partially offset by a decrease in stock and incentive compensation of approximately $0.9 million.  The increase in legal expenses is due primarily to the domestic wallboard antitrust litigation and the Fairborn Acquisition, while the decrease in stock and incentive compensation is due to the vesting of grants issued in prior years.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $1.4 million and $0.8 million during the three and six months ended September 30, 2016, respectively, compared to the three and six months ended September 30, 2015. The increase in interest expense, net for both of the three and six months ended September 30, 2016, compared to the similar three and six months in the prior fiscal year, is due primarily to our issuance of $350.0 million of 4.5% senior notes during August 2016. The proceeds from this debt issuance were used to repay the outstanding balance under our Credit Facility, which currently has a lower interest rate.  We expect our interest expense to increase over the next two quarters of fiscal 2017, as we expect to use borrowings under the Credit Facility to fund the Fairborn Acquisition, which is expected to close in the fourth quarter of calendar 2016, or shortly thereafter.  See Footnote (B) to the Unaudited Consolidated Financial Statements for more information regarding the Fairborn Acquisition.

Earnings Before Income Taxes. Earnings before income taxes were $89.4 million and $42.8 million during the three months ended September 30, 2016 and 2015, respectively. The increase was primarily due to an approximately $46.9 million increase in gross profit, a $0.4 million increase in equity in earnings of unconsolidated joint venture, an increase in interest expense, net of approximately $0.4 million and a decrease of approximately $0.6 million in corporate general and administrative expenses.

Earnings before income taxes were $156.6 million and $98.7 million during the six months ended September 30, 2016 and 2015, respectively. The increase was primarily due to an approximately $57.8 million increase in gross profit, a $0.6 million increase in equity in earnings of unconsolidated joint venture, an increase in interest expense, net of approximately $0.8 million and an increase of approximately $0.3 million in corporate general and administrative expenses.

Income Taxes. Income tax expense was $51.1 million and $31.1 million for the six months ended September 30, 2016 and 2015, respectively. The estimated effective tax rate for fiscal 2017 was approximately 33%, which is relatively consistent with the tax rate for fiscal 2016.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2016 of approximately $60.2 million increased 102% compared to net earnings for the quarter ended September 30, 2015 of approximately $29.8 million; while net earnings for the six months ended September 30, 2016 of $105.6 million increased 56% compared to net earnings for the six months ended September 30, 2015 of $67.6 million. Diluted earnings per share for the three and six months ended September 30, 2016 were $1.25 and $2.18, respectively, compared to diluted earnings per share of $0.59 and $1.34 for the three and six months ended September 30, 2015.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2016	2015	Percentage	2016	2015	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$166,811	$164,790	1%	$311,603	$292,966	6%
Gypsum Wallboard	122,923	119,701	3%	236,185	234,753	1%
Recycled Paperboard	44,459	39,145	14%	87,274	74,463	17%
Oil and Gas Proppants	6,631	18,307	(64%)	11,727	41,132	(71%)
Concrete and Aggregates	39,140	36,671	7%	73,891	65,203	13%
Gross Revenues	379,964	378,614	—	720,680	708,517	2%
Less: Intersegment Revenues	(20,331)	(20,090)	1%	(37,851)	(38,019)	—
Less: Joint Venture Revenues	(26,975)	(29,536)	(9%)	(52,667)	(56,547)	(7%)
	$332,658	$328,988	1%	$630,162	$613,951	3%
Sales Volume
Cement (M Tons) (2)	1,442	1,484	(3%)	2,693	2,687	—
Gypsum Wallboard (MMSF)	650	619	5%	1,237	1,196	3%
Recycled Paperboard (M Tons)	86	75	15%	169	144	17%
Concrete (M Yards)	315	324	(3%)	602	573	5%
Aggregates (M Tons)	1,027	764	34%	1,971	1,431	38%
Frac Sand (M Tons)	111	203	(45%)	185	434	(57%)
Average Net Sales Prices (3)
Cement (2)	$99.95	$97.21	3%	$100.27	$97.74	3%
Gypsum Wallboard	154.41	157.88	(2%)	155.97	160.57	(3%)
Recycled Paperboard	501.84	505.12	(1%)	500.41	504.49	(1%)
Concrete	95.00	92.07	3%	93.92	92.06	2%
Aggregates	8.64	8.50	2%	8.48	8.24	3%
Operating Earnings
Cement (2)	$50,716	$48,577	4%	$82,316	$74,290	11%
Gypsum Wallboard	41,698	40,002	4%	81,034	80,896	—
Recycled Paperboard	10,220	8,138	26%	21,447	14,168	51%
Oil and Gas Proppants	(4,090)	(44,600)	91%	(10,002)	(50,236)	80%
Concrete and Aggregates	4,813	3,857	25%	8,497	5,783	47%
Other, net	504	572	(12%)	1,579	1,007	57%
Net Operating Earnings	$103,861	$56,546	84%	$184,872	$125,908	47%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $166.8 million for the three months ended September 30, 2016, which is a 1% increase over revenues of $164.8 million for the three months ended September 30, 2015. The increase in revenue during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is primarily due to a 3% increase in average net sales price, partially offset by a 3% decrease in sales volumes.  The decrease in sales volumes during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily due to above average rainfall in our Midwestern markets.  The increase in average net sales price during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, positively impacted cement revenues by approximately $6.0 million, partially offset by the reduction in sales volumes which reduced revenues by approximately $4.0 million.

Cement operating earnings increased 4% to $50.7 million from $48.6 million for the three months ended September 30, 2016 and 2015, respectively. The increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $6.0 million, partially offset by reduced sales volumes of approximately $1.1 million and increased operating costs of approximately $2.7 million. The increase in operating costs in the three months ended September 30, 2016, compared to September 30, 2015, is primarily related to maintenance and distribution and transfer freight, which negatively impacted operating margin by approximately $0.8 million and $1.6 million, respectively.  The operating margin increased to 30% for the second quarter of fiscal 2017, compared to 29% for the second quarter of fiscal 2016, primarily due to increased sales average net sales prices.

Cement revenues were $311.6 million for the six months ended September 30, 2016, which is a 6% increase over revenues of $293.0 million for the six months ended September 30, 2015. Approximately $9.9 million of the increase in revenues for the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was related to the Skyway Acquisition. The remaining increase in revenue during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, is primarily due to a 3% increase in average net sales prices and increased sales volume.  The increase in average net sales prices and sales volume during the six months ended September 30, 2016, compared to the six months ended September 30, 2015 positively impacted cement revenues by approximately $7.1 million and $1.6 million, respectively.

Cement operating earnings increased 11% to $82.3 million from $74.3 million for the six months ended September 30, 2016 and 2015, respectively. Approximately $4.4 million of the increase in operating earnings for the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $7.1 million, partially offset by decreased sales volumes and increased operating costs of approximately $0.4 million and $3.9 million. The increase in operating costs in the six months ended September 30, 2016, compared to September 30, 2015, is primarily related to increased maintenance and other purchased raw materials costs, which adversely impacted operating earnings by approximately $2.2 million and $0.5 million, respectively. The operating margin increased to 26% for the six months ended September 30, 2016, compared to 25% for the six months ended September 30, 2015, primarily due to increased sales prices.

Gypsum Wallboard Operations. Sales revenues increased 3% to $122.9 million for the three months ended September 30, 2016, from $119.7 million for the three months ended September 30, 2015, primarily due to a 5% increase in sales volumes, partially offset by a 2% decrease in average net sales price. The increase in sales volumes positively impacted revenues by approximately $6.0 million, while the decrease in average net sales price negatively impacted revenue by an approximately $2.8 million. The increased sales volumes are primarily due to increased construction activity in fiscal 2017, compared to fiscal 2016. Our market share was essentially unchanged during the last year.

Operating earnings increased to $41.7 million for the three months ended September 30, 2016, compared to $40.0 million for the three months ended September 30, 2015, primarily due to the increase in our sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $2.0 million and $2.5 million, respectively, partially offset by reduced average net sales prices, which adversely impacted operating earnings by approximately $2.8 million. The decrease in operating costs during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily due to reduced freight, natural gas and maintenance costs, which positively impacted operating earnings by $0.6 million, $0.2 million and $1.0 million, respectively. Our operating margin increased to 34% for the three months ended September 30, 2016, compared to 33% for the three months ended September 30, 2015, primarily due to the decrease in operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased 1% to $236.2 million for the six months ended September 30, 2016, from $234.8 million for the six months ended September 30, 2015, primarily due to a 3% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $8.0 million, partially offset by a decline in average net sales prices, which adversely impacted revenues by approximately $6.6 million.  The increased sales volumes are primarily due to increased construction activity in fiscal 2017, compared to fiscal 2016. Our market share was essentially unchanged during the last year.

Operating earnings increased to $81.0 million for the six months ended September 30, 2016, compared to $80.9 million for the six months ended September 30, 2015, primarily due to the increase in our sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $2.8 million and $3.9 million, respectively, partially offset by reduced average net sales prices, which adversely impacted operating earnings by approximately $6.6 million. The decrease in operating costs during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was primarily due to reduced freight, natural gas and maintenance costs, which positively impacted operating earnings by $0.9 million, $1.0 million and $1.2 million, respectively. Our operating margin remained consistent at 34% for both of the six months ended September 30, 2016 and 2015. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 14% to $44.4 million during the three months ended September 30, 2016, compared to $39.1 million for the three months ended September 30, 2015. The increase in revenues during the quarter ended September 30, 2016, compared to September 30, 2015, is due primarily to the 15% increase in sales volumes, which positively impacted revenue by approximately $5.6 million, partially offset by a 1% reduction in average net sales prices, which adversely impacted revenues by approximately $0.3 million.  The increase in sales volumes is primarily due to the increase in demand for gypsum liner due to both improving demand for gypsum wallboard and an increase in demand from certain customers.

Operating earnings increased to $10.2 million for the second quarter of fiscal 2017, compared to $8.1 million for the second quarter of fiscal 2016. The increase in operating earnings is primarily due to increased sales volumes and decreased operating costs, which positively impacted operating earnings by approximately $1.1 million and $1.1 million, respectively, partially offset by decreased average net sales prices, which adversely impacted operating earnings by approximately $0.1 million. The decrease in operating costs is primarily related to decreased recycled fiber and energy costs, which positively impacted operating earnings by approximately $0.8 million and $0.6 million, partially offset by an increase in repair and maintenance costs, which adversely impacted operating earnings by approximately $0.7 million. The increase in sales volume was the primary reason operating margin increased to 23% during the second quarter of fiscal 2017, compared to 21% during the second quarter of fiscal 2016.

Revenues increased 17% to $87.3 million during the six months ended September 30, 2016, compared to $74.5 million for the six months ended September 30, 2015. The increase in revenues during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, is due primarily to the 17% increase in sales volume, which positively impacted revenue by approximately $12.9 million partially offset by a 1% reduction in average net sales prices, which adversely impacted revenues by approximately $0.1 million.  The increase in sales volumes is primarily due to the increase in demand for gypsum liner due to both improving demand for gypsum wallboard and an increase in demand from certain customers.

Operating earnings increased to $21.4 million for the six months ended September 30, 2016, compared to $14.2 million for the six months ended September 30, 2015. The increase in operating earnings is primarily due to increased sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $2.5 million and $4.8 million, respectively, partially offset by decreased average net sales prices, which adversely impacted operating earnings by $0.1 million. The decrease in operating costs is primarily related to a decrease in recycled fiber, energy and repair and maintenance costs, which positively impacted operating earnings by approximately $0.9 million, $1.9 million and $1.5 million, respectively, partially offset by increased chemical costs of approximately $0.7 million. The increase in sales volumes and decrease in operating cost was the primary reason operating margin increased to 25% during the six months ended September 30, 2016, compared to 19% during the six months ended September 30, 2015.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment decreased to approximately $6.6 million during the three months ended September 30, 2016, compared to $18.3 million during the three months ended September 30, 2015.  The decrease in sales revenue for the three months ended September 30, 2016, compared to September 30, 2015, was due to a decrease in both average net sales prices and sales volumes.  The decrease in average net sales prices and sales volumes during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, adversely impacted revenues by approximately $3.4 million and $8.3 million, respectively.

Operating loss for the three months ended September 30, 2016 was approximately $4.1 million, compared to an operating loss of approximately $44.6 million during the three months ended September 30, 2015. Operating loss for the quarter ended September 30, 2016 was primarily due to the continued decline in the oil and gas industry, which negatively impacted sales volumes. The decrease in operating loss during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is due primarily to the recognition of an impairment charge of $28.4 million of intangible assets (customer contracts) associated with the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory during the three months ended September 30, 2015. Operating loss for the three months ended September 30, 2016 includes a write-down of finished and raw sand inventories at our Corpus Christi location of approximately $8.5 million.  This write-down is based upon the current sales price of proppants in the associated shale basin.  From time to time, we have sales contracts with drilling companies that specify the purchase of a certain amount of tonnage at stated sales prices.  During the quarter ended September 30, 2016, sales contracts with two of our customers expired, or were terminated.   These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated.  During the quarter ended September 30, 2016, we entered into settlement agreements with such customers in connection with their failure to purchase the required amounts and received settlement payments of approximately $8.8 million in exchange for releasing our claims against such customers.  These payments were recorded in our income statement as a reduction of cost of sales.

Revenues for our oil and gas proppants segment decreased to $11.7 million during the six months ended September 30, 2016, compared to $41.1 million during the six months ended September 30, 2015.  The decrease in sales revenue for the six months ended September 30, 2016, compared to September 30, 2015, was due to a decrease in both average net sales prices and sales volumes.  The decrease in average net sales prices and sales volumes during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, adversely impacted revenues by approximately $5.8 million and $23.6 million, respectively.

Operating loss for the six months ended September 30, 2016 was approximately $10.0 million, compared to operating loss of approximately $50.2 million during the six months ended September 30, 2015. Operating loss for the quarter ended September 30, 2016 was primarily due to the continued decline in the oil and gas industry, which negatively impacted sales volumes. The decrease in operating loss during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, is due primarily to the recognition of an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory during the six months ended September 30, 2015. Operating loss for the six months ended September 30, 2016 includes the write-off of a customer contract valued at approximately $1.3 million and a write-down of finished and raw sand inventories at our Corpus Christi location of approximately $8.5 million.  The write-down of finished and raw sand inventories is based upon the current sales price of proppants in the associated shale basin.  From time to time, we have sales contracts with drilling companies that specified the purchase of a certain amount of tonnage at stated sales prices.  During the six months ended September 30, 2016, sales contracts with two of our customers expired, or were terminated.  These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated.  During the six months ended September 30, 2016, we entered into settlement agreements with such customers in connection with their failure to purchase the required amounts and received settlement payments of approximately $8.8 million in exchange for releasing our claims against such customers.  We also recognized $2.0 million related to the forfeiture of a customer prepayment upon the expiration of the related contract. These payments and forfeiture were recorded in our income statement as a reduction of cost of sales.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 7% to $39.1 million for the three months ended September 30, 2016, compared to $36.7 million for the three months ended September 30, 2015. The primary reason for the increase in revenue for the three months ended September 30, 2016, compared to the three months ended September 30 2015, was the 3% and 2% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $0.9 million.  The increase in sales volumes by our aggregates business was partially offset by lower sales volumes in our concrete during the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016, and positively impacted revenues by approximately $1.5 million.

Operating earnings increased 25% to approximately $4.8 million for the three months ended September 30, 2016, compared to $3.9 million for the three months ended September 30, 2015. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $0.9 million and $0.1 million, respectively, partially offset by increased operating costs of approximately $0.1 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Concrete and aggregates revenues increased 13% to $73.9 million for the six months ended September 30, 2016, compared to $65.2 million for the six months ended September 30, 2015. The primary reason for the increase in revenue for the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was the 2% and 3% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $1.4 million and the 5% and 38% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $7.3 million.

Operating earnings increased 47% to approximately $8.5 million for the six months ended September 30, 2016, compared to $5.8 million for the six months ended September 30, 2015. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $1.3 million and $0.6 million, respectively.  Operating earnings were also positively impacted by a decrease in operating costs, which positively impacted operating earnings by approximately $0.8 million.  The decrease in operating costs during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was primarily related to purchased materials, which positively impacted operating earnings by approximately $0.4 million.

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

We expect aggregate volumes to continue to increase during the remainder of fiscal 2017, while concrete volumes are expected to remain relatively consistent throughout the rest of the fiscal year as compared to the prior year.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling.  Most forecasts point to a continued pick-up in demand in both of these areas throughout calendar 2016. Industry shipments of gypsum wallboard were approximately 22.0 billion square feet in calendar 2015, and have improved by approximately 12% through September 30, 2016 on a year-to-date basis.

We anticipate increased demand for gypsum wallboard to positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase throughout the remainder of fiscal 2017, both in gross tons and as a percentage of total sales volumes.

The decline in oil and gas rig count and well completion activity has adversely impacted oil and gas activity, leading to reduced demand and pricing for proppants.  In connection with the reduction in demand and pricing, during fiscal 2017, we reduced the value of our sand inventories by approximately $8.5 million. We anticipate that these conditions will persist throughout calendar 2016 and into calendar 2017; however, we remain focused on strengthening our low-cost position and continuing to improve our low delivered cost position to targeted shale plays.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net Cash Provided by Operating Activities	$160,152	$107,589
Investing Activities:
Capital Expenditures	(18,231)	(55,869)
Acquisition Spending	—	(32,427)
Net Cash Used in Investing Activities	(18,231)	(88,296)
Financing Activities:
Repayment of Credit Facility	(382,000)	(3,000)
Issuance of Long-term Debt	350,000	—
Payment of Debt Issuance Costs	(6,637)	—
Dividends Paid	(9,677)	(10,061)
Shares Repurchased to Settle Employee Taxes on Stock Compensation	(2,965)	(1,728)
Purchase and Retirement of Common Stock	(60,013)	(10,744)
Proceeds from Stock Option Exercises	12,992	2,580
Excess Tax Benefits from Share Based Payment Arrangements	5,494	2,494
Net Cash Used In Financing Activities	(92,806)	(20,459)
Net Increase (Decrease) in Cash	$49,115	$(1,166)

Cash flows from operating activities increased to $160.2 million during the six months ended September 30, 2016, compared to $107.6 million during the similar period in 2015. This increase was primarily attributable to increased net earnings and distributions from Joint Venture, and an increase in cash from changes in working capital, which positively impacted cash flows from operations by approximately $9.7 million, $4.5 million and $28.3 million, respectively.  The increase in cash flows from increased net earnings is shown net of the $28.4 million non-cash impairment expense recognized during the six months ended September 30, 2015.  The increase in cash flows from changes in working capital are primarily due to changes in inventory, accounts receivable and income taxes payable, which increased cash flows by approximately $13.0 million, $5.9 million and $5.4 million, respectively.

Working capital increased to $310.9 million at September 30, 2016, compared to $259.4 million at March 31, 2016, primarily due to the increased cash and accounts and notes receivable and decreased accounts payable of approximately $49.1 million, $35.0 million and $4.1 million, respectively, partially offset by decreased inventory and income taxes payable and increased accrued liabilities of approximately $26.0 million, $4.6 million and $7.8 million, respectively.  The increase in cash is due to improved operating earnings during the three months ended September 30, 2016, as well as the issuance of $350 million in long-term debt and the related repayment of outstanding amounts under the Credit Facility. The increase in accounts receivable is due primarily to the increase in revenues during the six months ended September 30, 2016, compared to the six months ended September 30, 2015.  The changes in accounts payable and accrued liabilities are primarily due to timing of payments.

The increase in accounts and notes receivable at September 30, 2016, compared to March 31, 2016, is primarily due to increased sales revenue during the three months ended September 30, 2016, compared to the three months ended March 31, 2016.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable were approximately 47% at September 30, 2016 and 48% at March 31, 2016. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at September 30, 2016.  Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at September 30, 2016.

Our inventory balance at September 30, 2016 declined approximately $26.0 million from our inventory balance at March 31, 2016. Within our inventory, raw materials and materials-in-progress, finished cement and frac sand decreased approximately $14.3 million, $4.7 million and $2.1 million, respectively. Included in the decrease in raw materials and materials-in-progress and frac sand inventory is a write-down of approximately $7.7 million and $0.8 million, respectively, of frac sand at our Corpus Christi location.  This write-down is based on the current sales price of proppants in the associated shale basin, which was lower than the value of our inventory.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during the six months ended September 30, 2016 was approximately $18.2 million, compared to net cash used in investing activities of approximately $88.3 million during the similar period in 2015, a decrease of $70.1 million. The decrease in cash used in investing activities for the six months ended September 30, 2016, compared to the six months ended September 30, 2015, is primarily due to $32.4 million for the Skyway Acquisition, and capital expenditures to complete certain projects in our oil and gas proppants segment during the six months ended September 30, 2015.  We anticipate spending between $30.0 million and $35.0 million on sustaining capital expenditures for all of our businesses during fiscal 2017.

Net cash used in financing activities was approximately $92.8 million during the six months ended September 30, 2016, compared to net cash used in financing activities of approximately $20.5 million during the similar period in 2016. This $72.3 million increase in net cash used in financing activities is primarily due to the repurchase and retirement of common stock and the repayment of long term debt, net of new borrowings, which increased net cash used in financing by $49.3 million and $36.0 million, partially offset by increased proceeds from stock option exercises of approximately $10.4 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 30.0% and 27.4%, respectively, at September 30, 2016, compared to 32.8% and 32.6%, respectively, at March 31, 2016.

Debt Financing Activities.

Bank Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which originally was scheduled to expire on October 30, 2019, but was amended in August 2016 to extend the expiration date to August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  There were no borrowings outstanding at September 30, 2016. Based on our Leverage Ratio, we had $489.3 million of available borrowings, net of the outstanding letters of credit, at September 30, 2016.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2016, we had $10.7 million of letters of credit outstanding.

4.500% Senior Unsecured Notes Due 2026 –

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes ("Senior Unsecured Notes") due August 2026. Interest on the Senior Unsecured Notes is payable semiannually on February 2 and August 2 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Credit Facility and the Private Placement Senior Unsecured Notes. Prior to August 1, 2019, we may redeem up to 40% of the original aggregate principal amount of the Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 104.5% of the principal amount of the notes.  Prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium.  Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

Percentage
2021	102.25%
2022	101.50%
2023	100.75%
2024 and thereafter	100.00%

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (P) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

Private Placement Senior Unsecured Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At September 30, 2016, the amount outstanding for the remaining tranche was as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes” and together with the Series 2005A Senior Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At September 30, 2016, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche B	$8.0 million	October 2, 2016	6.27%
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Series 2007A Senior Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.  During October 2016, the $8.0 million outstanding under Tranche B of the Series 2007A Senior Unsecured Notes matured, and the related notes were repaid and cancelled at that time.

Our obligations under the 2005 Note Purchase Agreement and 2007 Note Purchase Agreement (together, the “Private Placement Note Purchase Agreements”) and the Private Placement Senior Unsecured Notes are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our indebtedness under the Credit Facility and Senior Unsecured Notes. The Private Placement Note Purchase Agreements contain customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at September 30, 2016.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the Private Placement Note Purchase Agreements) on the Private Placement Senior Unsecured Notes and the other payment and performance obligations of the Company contained in the Senior Notes and in the Private Placement Note Purchase Agreements. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Private Placement Senior Unsecured Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Private Placement Senior Unsecured Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Private Placement Senior Unsecured Notes being prepaid.

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

We do not have any off balance sheet debt, except for approximately $50.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At September 30, 2016, we had $10.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $17.6 million in performance bonds relating primarily to our mining operations.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Private Placement Senior Unsecured Notes, Senior Unsecured Notes and borrowings under the Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Dividends.

Dividends paid were $9.7 million and $10.1 million for the six month periods ended September 30, 2016 and 2015, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases.

	Common Stock
	Shares Purchased	Average Price Paid Per Share
April 1 through April 30, 2016	230,000	$69.80
May 1 through May 31, 2016	30,000	77.57
June 1 through June 30, 2016	265,000	78.32
Quarter 1 Totals	525,000	$74.55
July 1 through July 31, 2016	233,100	78.83
August 1 through August 31, 2016	30,700	81.51
September 1 through September 30, 2016	—	—
Quarter 2 Totals	263,800	79.15
Year-to-Date Totals	788,800	$76.08

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. We repurchased 263,800 shares at an average price of $79.15 during the three months ended September 30, 2016.  At September 30, 2016 we have authorization to purchase an additional 4,817,200 shares.

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

During the six months ended September 30, 2016, 47,128 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures.

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2016	2015
	(dollars in thousands)
Land and Quarries	$1,224	$7,555
Plants	13,375	32,541
Buildings, Machinery and Equipment	3,632	15,773
Total Capital Expenditures	$18,231	$55,869

We anticipate sustaining capital expenditures will be approximately $30.0 to $35.0 million for fiscal 2017. Total capital expenditures for fiscal 2017, including sustaining capital expenditures, are expected to be approximately $55.0 million to $65.0 million. Additionally, we anticipate spending approximately $400.0 million to complete the Fairborn Acquisition during the fiscal third quarter, or shortly thereafter.  Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at September 30, 2016, under which borrowings bear interest at a variable rate. There were no borrowings outstanding under the Credit Facility at September 30, 2016.  At present, we do not utilize derivative financial instruments.

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

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp., USG Corporation and United States Gypsum (together “USG”), New NGC, Inc., Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC. On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it.  The court entered an order preliminarily approving this settlement on July 18, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it.  Indirect purchaser plaintiffs filed a motion for preliminary approval of this settlement in September 2016.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  Class certification proceedings are ongoing. We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

Many of our products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

Many of the products sold by us are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.

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

Our Credit Facility, Senior Unsecured Notes and Private Placement Note Purchase Agreements governing our Private Placement Senior Unsecured Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

Item 6. Exhibits

4.1

First Supplemental Indenture, dated as of August 2, 2016, among Eagle Materials Inc., the guarantor parties identified therein and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016).

4.2	Form of 4.500% Senior Note due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016).

10.1*	Eagle Materials Inc. Director Compensation Summary. (1)

10.2*	Form of Director Non-Qualified Stock Option Agreement. (1)

10.3*	Form of Director Restricted Stock Agreement. (1)

10.4*	Form of Management Non-Qualified Stock Option Agreement (Performance). (1)

10.5*	Form of Management Non-Qualified Stock Option Agreement (Time Vest). (1)

10.6*	Form of Management Restricted Stock Agreement (Performance). (1)

10.7*	Form of Management Restricted Stock Agreement (Time Vest). (1)

10.8*	Asset Purchase Agreement between Eagle Materials Inc. and Cemex Construction Materials Atlantic, LLC, dated September 11, 2016.**

10.9

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 2, 2016, among the Company, the lenders identified therein and JPMorgan Chase Bank, N.A., as the administrative agent, issuing bank and swingline lender thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016).

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

EAGLE MATERIALS INC.
Registrant

October 24, 2016	/s/ DAVID B. POWERS
David B. Powers President and Chief Executive Officer (principal executive officer)

October 24, 2016	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 24, 2016	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)