Form 10-Q
period 2016-12-31
EAGLE MATERIALS INC
filed 2017-01-24
CIK 918646

]\

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 20, 2017, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,410,358

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2016

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues	$302,395	$277,409	$932,557	$891,360
Cost of Goods Sold	215,015	208,544	682,012	717,104
Gross Profit	87,380	68,865	250,545	174,256
Equity in Earnings of Unconsolidated Joint Venture	11,244	10,483	31,371	29,993
Corporate General and Administrative	(9,166)	(8,304)	(27,831)	(26,659)
Other Income	429	1,163	2,008	2,170
Interest Expense, Net	(6,198)	(4,002)	(15,755)	(12,830)
Earnings Before Income Taxes	83,689	68,205	240,338	166,930
Income Tax Expense	(27,302)	(22,357)	(78,370)	(53,501)
Net Earnings	$56,387	$45,848	$161,968	$113,429
EARNINGS PER SHARE:
Basic	$1.18	$0.93	$3.38	$2.29
Diluted	$1.17	$0.92	$3.35	$2.26
AVERAGE SHARES OUTSTANDING:
Basic	47,881,662	49,187,738	47,901,369	49,593,821
Diluted	48,297,748	49,770,020	48,340,326	50,230,091
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Net Earnings	$56,387	$45,848	$161,968	$113,429
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	500	506	1,500	1,522
Tax Expense	(188)	(188)	(564)	(564)
Comprehensive Earnings	$56,699	$46,166	$162,904	$114,387

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$164,665	$5,391
Accounts and Notes Receivable	115,278	120,221
Inventories	222,783	243,595
Income Tax Receivable	—	5,623
Prepaid and Other Assets	5,959	5,173
Total Current Assets	508,685	380,003
Property, Plant and Equipment -	2,098,695	2,072,776
Less: Accumulated Depreciation	(870,859)	(817,465)
Property, Plant and Equipment, net	1,227,836	1,255,311
Notes Receivable	1,002	2,672
Investment in Joint Venture	47,600	49,465
Goodwill and Intangible Assets	161,765	165,827
Other Assets	27,101	30,357
	$1,973,989	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$63,847	$66,614
Accrued Liabilities	57,649	45,975
Income Tax Payable	5,215	—
Current Portion of Long-term Debt	81,214	8,000
Total Current Liabilities	207,925	120,589
Long-term Debt	380,134	499,714
Other Long-term Liabilities	57,514	61,122
Deferred Income Taxes	164,841	161,679
Total Liabilities	810,414	843,104
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,409,454 and 48,526,843 Shares, respectively	484	485
Capital in Excess of Par Value	143,623	168,969
Accumulated Other Comprehensive Losses	(10,473)	(11,409)
Retained Earnings	1,029,941	882,486
Total Stockholders’ Equity	1,163,575	1,040,531
	$1,973,989	$1,883,635

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$161,968	$113,429
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	67,894	74,245
Impairment of Intangible Assets	—	28,354
Inventory Adjustment to Net Realizable Value	8,492	9,382
Deferred Income Tax Provision	2,751	(6,478)
Stock Compensation Expense	9,067	12,293
Excess Tax Benefits from Share Based Payment Arrangements	(8,546)	(2,504)
Equity in Earnings of Unconsolidated Joint Venture	(31,371)	(29,993)
Distributions from Joint Venture	33,250	27,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	6,613	11,765
Inventories	12,320	(3,974)
Accounts Payable and Accrued Liabilities	6,633	(10,228)
Other Assets	413	(1,484)
Income Taxes Payable	19,384	(5,767)
Net Cash Provided by Operating Activities	288,868	216,290
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(34,043)	(75,536)
Acquisition Spending	—	(32,427)
Net Cash Used in Investing Activities	(34,043)	(107,963)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(382,000)	45,000
Repayment of Senior Notes	(8,000)	(57,045)
Issuance of Long-term Debt	350,000	—
Payment of Debt Issuance Costs	(6,637)	—
Dividends Paid to Stockholders	(14,500)	(15,078)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(3,084)	(1,815)
Purchase and Retirement of Common Stock	(60,013)	(76,231)
Proceeds from Stock Option Exercises	20,137	2,580
Excess Tax Benefits from Share Based Payment Arrangements	8,546	2,504
Net Cash Used in Financing Activities	(95,551)	(100,085)
NET INCREASE IN CASH AND CASH EQUIVALENTS	159,274	8,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,391	7,514
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,665	$15,756

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2016

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2016 include the accounts of Eagle Materials Inc. (“Eagle” or “Parent”) and its majority-owned subsidiaries (collectively, the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of fiscal 2018. Each of the various provisions within this standard has its own specified transition method; some will be applied prospectively and others will be applied on a retrospective or modified retrospective basis. The effect of adopting this standard will result in volatility in the provision for income taxes depending on fluctuations in the price of the Company's stock.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2019. We expect to adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the impact of this ASU.

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

The purchase price (the “Fairborn Purchase Price”) to be paid by the Company in the Fairborn Acquisition is $400.0 million in cash, subject to a customary post-closing inventory adjustment. In addition, the Company will assume certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business after the closing of the Fairborn Acquisition. The Company expects to fund the payment of the Fairborn Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility.  The Fairborn Acquisition is expected to close during the fourth quarter of fiscal 2017.  In connection with the closing, we expect to incur approximately $4.0 million in transaction related expenses.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $10.7 million and $15.0 million for the nine months ended December 31, 2016 and 2015, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2016 and 2015, were $55.6 million and $64.8 million, respectively.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $11.3 million and $10.2 million at December 31, 2016 and March 31, 2016, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.5 million at December 31, 2016, of which approximately $3.5 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature on various dates between 2017 and 2019. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2016
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$485
Purchase and Retirement of Common Stock	(9)
Issuance of Restricted Stock	1
Stock Option Exercises	7
Balance at End of Period	484
Capital in Excess of Par Value –
Balance at Beginning of Period	168,969
Stock Compensation Expense	9,066
Shares Redeemed to Settle Employee Taxes	(3,084)
Stock Option Exercises	28,676
Purchase and Retirement of Common Stock	(60,004)
Balance at End of Period	143,623
Retained Earnings –
Balance at Beginning of Period	882,486
Dividends Declared to Stockholders	(14,513)
Net Earnings	161,968
Balance at End of Period	1,029,941
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(11,409)
Change in Funded Status of Pension Plan, net of tax	936
Balance at End of Period	(10,473)
Total Stockholders’ Equity	$1,163,575

There were no share repurchases during the three months ended December 31, 2016.  During the nine months ended December 31, 2016 we have repurchased 788,800 shares at an average price of $76.08. At December 31, 2016, we have authorization to purchase an additional 4,817,200 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2016	March 31, 2016
	(dollars in thousands)
Raw Materials and Material-in-Progress	$104,173	$119,060
Finished Cement	18,963	21,834
Gypsum Wallboard	6,944	5,839
Frac Sand	3,847	5,501
Aggregates	7,510	10,660
Paperboard	4,818	7,575
Repair Parts and Supplies	70,986	68,155
Fuel and Coal	5,542	4,971
	$222,783	$243,595

During the nine months ended December 31, 2016, we wrote down approximately $7.7 million and $0.8 million of raw materials and materials-in-process and frac sand, respectively.  During the nine months ended December 31, 2015, we wrote down approximately $9.4 million of raw materials and materials-in-process.  These inventories related to our Oil and Gas Proppants segment.

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2016	March 31, 2016
	(dollars in thousands)
Payroll and Incentive Compensation	$24,917	$19,956
Benefits	10,686	10,663
Interest	8,132	3,373
Property Taxes	3,729	4,186
Power and Fuel	1,807	1,390
Sales and Use Tax	798	1,486
Legal	2,217	549
Other	5,363	4,372
	$57,649	$45,975

(H) Share-BASED EMPLOYEE COMPENSATION

On August 7, 2013, our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the “Plan”), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (“RSUs”), restricted stock and stock appreciation rights to employees of the Company and members of the Board of Directors. Awards that were already outstanding prior to the approval of the Plan on August 7, 2013 remain outstanding. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

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

Stock option expense for all outstanding stock option awards totaled approximately $1.2 million and $4.2 million for the three and nine months ended December 31, 2016, respectively and approximately $1.9 million and $6.1 million for the three and nine months ended December 31, 2015, respectively. At December 31, 2016, there was approximately $8.1 million of unrecognized compensation cost related to outstanding stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the nine months ended December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,817,763	$53.03
Granted	192,364	$76.29
Exercised	(619,345)	$34.51
Cancelled	(19,182)	$70.30
Outstanding Options at End of Period	1,371,600	$64.41
Options Exercisable at End of Period	871,840	$56.57
Weighted-Average Fair Value of Options Granted during the Period	$24.56

The following table summarizes information about stock options outstanding at December 31, 2016:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	169,374	3.08	$24.95	168,374	$24.92
$33.43 – $ 37.34	210,201	5.46	$33.85	204,201	$33.79
$53.22 – $ 77.67	442,524	7.83	$70.08	229,197	$67.20
$79.73 – $ 93.56	549,501	8.06	$83.70	270,068	$84.51
	1,371,600	6.97	$64.41	871,840	$56.57

At December 31, 2016, the aggregate intrinsic value for outstanding and exercisable options was approximately $46.8 million and $36.6 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2016 was approximately $28.7 million.

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

Expense related to restricted shares was approximately $1.8 million and $5.0 million for the three and nine months ended December 31, 2016, respectively, and approximately $2.1 million and $6.3 million for the three and nine months ended December 31, 2015, respectively. At December 31, 2016, there was approximately $18.3 million of unearned compensation from restricted stock, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.0 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,324,866 at December 31, 2016.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Weighted-Average Shares of Common Stock Outstanding	47,881,662	49,187,738	47,901,369	49,593,821
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	764,631	1,017,117	889,411	1,208,130
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(523,194)	(669,209)	(612,885)	(803,972)
Restricted Shares	174,649	234,374	162,431	232,112
Weighted-Average Common and Common Equivalent Shares Outstanding	48,297,748	49,770,020	48,340,326	50,230,091
Shares Excluded Due to Anti-dilution Effects	700,734	826,610	679,849	627,090

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months ended December31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$222	$257	$665	$745
Interest Cost of Benefit Obligations	399	377	1,196	1,135
Expected Return on Plan Assets	(416)	(439)	(1,247)	(1,308)
Recognized Net Actuarial Loss	425	427	1,276	1,286
Amortization of Prior-Service Cost	75	75	224	225
Net Periodic Pension Cost	$705	$697	$2,114	$2,083

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2016 was approximately 33%, which was slightly above the effective tax rate of 32% for the nine months ended December 31, 2015.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2016	March 31, 2016
	(dollars in thousands)
Credit Facility	$—	$382,000
4.500% Senior Unsecured Notes Due 2026	350,000	—
Private Placement Senior Unsecured Notes	117,714	125,714
Total Debt	467,714	507,714
Less: Current Portion of Long-term Debt	(81,214)	(8,000)
Less: Debt Origination Costs	(6,366)	—
Total Long-term Debt	$380,134	$499,714

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  There were no borrowings outstanding at December 31, 2016. Based on our Leverage Ratio, we had $490.7  million of available borrowings, net of the outstanding letters of credit, at December 31, 2016.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2016, we had $9.3 million of letters of credit outstanding.

4.500% Senior Unsecured Notes Due 2026 –

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes ("Senior Unsecured Notes") due August 2026. Interest on the Senior Unsecured Notes is payable semiannually on February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Credit Facility and the Private Placement Senior Unsecured Notes. Prior to August 1, 2019, we may redeem up to 40% of the original aggregate principal amount of the Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 104.5% of the principal amount of the notes.  On or after August 1, 2019 and prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium.  Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

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

Private Placement Senior Unsecured Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Unsecured Notes”) in a private placement transaction. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At December 31, 2016, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Unsecured Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches. At December 31, 2016, the amounts outstanding for each of the remaining tranches were as follows:

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

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at December 31, 2016.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$138,047	$135,419	$449,650	$428,385
Gypsum Wallboard	121,504	108,907	357,689	343,660
Paperboard	41,254	36,822	128,528	111,285
Oil and Gas Proppants	7,124	8,476	18,851	49,608
Concrete and Aggregates	40,843	31,779	114,734	96,982
Sub-total	348,772	321,403	1,069,452	1,029,920
Less: Intersegment Revenues	(20,468)	(17,986)	(59,123)	(56,005)
Net Revenues, including Joint Venture	328,304	303,417	1,010,329	973,915
Less: Joint Venture	(25,909)	(26,008)	(77,772)	(82,555)
Net Revenues	$302,395	$277,409	$932,557	$891,360

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$4,336	$3,714	$12,407	$11,072
Paperboard	15,887	14,069	45,845	44,216
Concrete and Aggregates	245	203	871	717
	$20,468	$17,986	$59,123	$56,005
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	967	999	3,200	3,238
Joint Venture	231	213	691	661
	1,198	1,212	3,891	3,899

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$45,307	$41,768	$127,623	$116,058
Gypsum Wallboard	41,075	37,289	122,109	118,185
Paperboard	9,380	7,923	30,827	22,091
Oil and Gas Proppants	(1,726)	(9,153)	(11,728)	(59,389)
Concrete and Aggregates	4,588	1,521	13,085	7,304
Other, net	429	1,163	2,008	2,170
Sub-total	99,053	80,511	283,924	206,419
Corporate General and Administrative	(9,166)	(8,304)	(27,831)	(26,659)
Earnings Before Interest and Income Taxes	89,887	72,207	256,093	179,760
Interest Expense, net	(6,198)	(4,002)	(15,755)	(12,830)
Earnings Before Income Taxes	$83,689	$68,205	$240,338	$166,930
Cement Operating Earnings -
Wholly–owned Operations	$34,063	$31,285	$96,252	$86,065
Joint Venture	11,244	10,483	31,371	29,993
	$45,307	$41,768	$127,623	$116,058
Capital Expenditures -
Cement	$8,558	$3,206	$18,812	$16,705
Gypsum Wallboard	1,756	1,131	5,181	2,831
Paperboard	634	650	2,338	3,918
Oil and Gas Proppants	1,469	5,619	1,534	38,330
Concrete and Aggregates	3,045	9,061	5,595	13,752
Other	350	—	583	—
	$15,812	$19,667	$34,043	$75,536
Depreciation, Depletion and Amortization -
Cement	$8,763	$8,390	$26,158	$24,885
Gypsum Wallboard	4,636	5,445	14,166	15,050
Paperboard	2,105	2,093	6,311	6,209
Oil and Gas Proppants	4,987	7,210	14,432	21,974
Concrete and Aggregates	1,805	1,597	5,474	4,667
Other, net	349	476	1,353	1,460
	$22,645	$25,211	$67,894	$74,245

	As of
	December 31, 2016	March 31, 2016
	(dollars in thousands)
Identifiable Assets -
Cement	$807,008	$819,994
Gypsum Wallboard	368,153	392,523
Paperboard	121,358	127,371
Oil and Gas Proppants	390,116	409,497
Concrete and Aggregates	106,744	106,634
Corporate and Other	180,610	27,616
	$1,973,989	$1,883,635

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

	As of
	December 31, 2016	March 31, 2016
	(dollars in thousands)
Cement	$9,729	$9,729
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$133,885	$133,885

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues	$53,018	$52,016	$158,351	$165,110
Gross Margin	$23,887	$22,388	$66,812	$64,593
Earnings Before Income Taxes	$22,488	$20,967	$62,742	$59,987

	As of
	December 31, 2016	March 31, 2016
	(dollars in thousands)
Current Assets	$69,465	$70,491
Non-Current Assets	$39,543	$41,464
Current Liabilities	$17,353	$15,964

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(19)	$(2)	$(23)	$(4)
Interest Expense	5,982	3,833	15,078	12,289
Other Expenses	235	171	700	545
Interest Expense, net	$6,198	$4,002	$15,755	$12,830

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Private Placement Senior Unsecured Notes, the Credit Facility, the Senior Unsecured Notes and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At December 31, 2016, we had contingent liabilities under these outstanding letters of credit of approximately $9.3 million.

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

We are currently contingently liable for performance under $18.2 million in performance bonds required by certain states and municipalities, and their related agencies.  The bonds are principally for certain reclamation obligations and mining permits.  We have indemnified the underwriting insurance company against any exposure under the performance bonds.  In our past experience, no material claims have been made against these financial instruments.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. In January 2017, NCC entered into a Consent Decree in which NCC agreed to install at its Fernley, Nevada plant certain emission control equipment (selective non-catalytic reduction) to reduce nitrous oxide emissions and to pay a penalty of $0.6 million.  NCC also agreed to replace two existing vehicles with two new vehicles with more efficient Tier 4 engines.  Under the terms of the Consent Decree, NCC will complete the installation of the emission control equipment and vehicle replacement in approximately 2 years.  It is anticipated that the investment in the new emission control equipment and vehicles will cost approximately $3.0 million. In the Consent Decree NCC denies all allegations set forth in the NOVs and the Complaint which is to be filed simultaneously with the entry of the Consent Decree, and the Consent Decree resolves all such claims by the government.  The Consent Decree is expected to be executed by the EPA and the US Department of Justice in February 2017, and is subject to approval of the United States District Court in the District of Nevada after a 30-day public comment period.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  Indirect purchaser plaintiffs filed a motion for preliminary approval of this settlement in September 2016.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  Class certification proceedings are ongoing. We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.  Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016.  Discovery in this lawsuit is ongoing.  At this stage, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at December 31, 2016 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	$58,431
Series 2007A Tranche C	24,609
Series 2007A Tranche D	39,056
4.5% Senior Unsecured Notes Due 2026	349,171

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2016 due to the short-term maturities of these assets and liabilities. There were no borrowings under our Credit Facility at December 31, 2016.

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$302,395	$—	$302,395
Cost of Goods Sold	—	215,015	—	215,015
Gross Profit	—	87,380	—	87,380
Equity in Earnings of Unconsolidated Joint Venture	11,244	11,244	(11,244)	11,244
Equity in Earnings of Subsidiaries	60,294	—	(60,294)	—
Corporate General and Administrative Expenses	(7,942)	(1,224)	—	(9,166)
Other Income (Loss)	(264)	693	—	429
Interest Expense, net	(14,413)	8,215	—	(6,198)
Earnings before Income Taxes	48,919	106,308	(71,538)	83,689
Income Taxes	7,468	(34,770)	—	(27,302)
Net Earnings	$56,387	$71,538	$(71,538)	$56,387
Net Earnings	$56,387	$71,538	$(71,538)	$56,387
Net Actuarial Change in Benefit Plans, net of tax	312	312	(312)	312
Comprehensive Earnings	$56,699	$71,850	$(71,850)	$56,699

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$277,409	$—	$277,409
Cost of Goods Sold	—	208,544	—	208,544
Gross Profit	—	68,865	—	68,865
Equity in Earnings of Unconsolidated Joint Venture	10,483	10,483	(10,483)	10,483
Equity in Earnings of Subsidiaries	46,387	—	(46,387)	—
Corporate General and Administrative Expenses	(7,063)	(1,241)	—	(8,304)
Other Income (Loss)	258	905	—	1,163
Interest Expense, net	(9,791)	5,789	—	(4,002)
Earnings before Income Taxes	40,274	84,801	(56,870)	68,205
Income Taxes	5,574	(27,931)	—	(22,357)
Net Earnings	$45,848	$56,870	$(56,870)	45,848
Net Earnings	$45,848	$56,870	$(56,870)	45,848
Net Actuarial Change in Benefit Plans, net of tax	318	318	(318)	318
Comprehensive Earnings	$46,166	$57,188	$(57,188)	$46,166

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$932,557	$—	$932,557
Cost of Goods Sold	—	682,012	—	682,012
Gross Profit	—	250,545	—	250,545
Equity in Earnings of Unconsolidated Joint Venture	31,371	31,371	(31,371)	31,371
Equity in Earnings of Subsidiaries	171,466	—	(171,466)	—
Corporate General and Administrative Expenses	(23,670)	(4,161)	—	(27,831)
Other Income (Loss)	(478)	2,486	—	2,008
Interest Expense, net	(36,778)	21,023	—	(15,755)
Earnings before Income Taxes	141,911	301,264	(202,837)	240,338
Income Taxes	20,057	(98,427)	—	(78,370)
Net Earnings	$161,968	$202,837	$(202,837)	$161,968
Net Earnings	$161,968	$202,837	$(202,837)	$161,968
Net Actuarial Change in Benefit Plans, net of tax	936	936	(936)	936
Comprehensive Earnings	$162,904	$203,773	$(203,773)	$162,904

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$891,360	$—	$891,360
Cost of Goods Sold	—	717,104	—	717,104
Gross Profit	—	174,256	—	174,256
Equity in Earnings of Unconsolidated Joint Venture	29,993	29,993	(29,993)	29,993
Equity in Earnings of Subsidiaries	118,088	—	(118,088)	—
Corporate General and Administrative Expenses	(22,794)	(3,865)	—	(26,659)
Other Income (Loss)	(48)	2,218	—	2,170
Interest Expense, net	(28,275)	15,445	—	(12,830)
Earnings before Income Taxes	96,964	218,047	(148,081)	166,930
Income Taxes	16,465	(69,966)	—	(53,501)
Net Earnings	$113,429	$148,081	$(148,081)	113,429
Net Earnings	$113,429	$148,081	$(148,081)	113,429
Net Actuarial Change in Benefit Plans, net of tax	958	958	(958)	958
Comprehensive Earnings	$114,387	$149,039	$(149,039)	$114,387

Condensed Consolidating Balance Sheet At December 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$162,792	$1,873	$—	$164,665
Accounts and Notes Receivable	581	114,697	—	115,278
Inventories	—	222,783	—	222,783
Income Tax Receivable	21,354	—	(21,354)	—
Prepaid and Other Current Assets	5,167	792	—	5,959
Total Current Assets	189,894	340,145	(21,354)	508,685
Property, Plant and Equipment -	3,196	2,095,499	—	2,098,695
Less: Accumulated Depreciation	(897)	(869,962)	—	(870,859)
Property, Plant and Equipment, net	2,299	1,225,537	—	1,227,836
Notes Receivable	—	1,002	—	1,002
Deferred Income Taxes	3,478	—	(3,478)	—
Investment in Joint Venture	47	47,553	—	47,600
Investments in Subsidiaries and Receivables from Affiliates	4,431,726	2,980,527	(7,412,253)	—
Goodwill and Intangible Assets, net	—	161,765	—	161,765
Other Assets	5,888	21,213	—	27,101
	$4,633,332	$4,777,742	$(7,437,085)	$1,973,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,684	$57,163	$—	$63,847
Accrued Liabilities	20,992	36,657	—	57,649
Income Tax Payable	—	26,569	(21,354)	5,215
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	108,890	120,389	(21,354)	207,925
Long-term Debt	380,134	—	—	380,134
Other Long-term Liabilities	206	57,308	—	57,514
Payables to Affiliates	2,980,527	2,184,696	(5,165,223)	—
Deferred Income Taxes	—	168,319	(3,478)	164,841
Total Liabilities	3,469,757	2,530,712	(5,190,055)	810,414
Total Stockholders’ Equity	1,163,575	2,247,030	(2,247,030)	1,163,575
	$4,633,332	$4,777,742	$(7,437,085)	$1,973,989

Condensed Consolidating Balance Sheet At March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,507	$1,884	$—	$5,391
Accounts and Notes Receivable	324	119,897	—	120,221
Inventories	—	243,595	—	243,595
Income Tax Receivable	—	6,731	(1,108)	5,623
Prepaid and Other Current Assets	1,365	3,808	—	5,173
Total Current Assets	5,196	375,915	(1,108)	380,003
Property, Plant and Equipment -	2,612	2,070,164	—	2,072,776
Less: Accumulated Depreciation	(814)	(816,651)	—	(817,465)
Property, Plant and Equipment, net	1,798	1,253,513	—	1,255,311
Notes Receivable	—	2,672	—	2,672
Deferred Income Taxes	3,375	—	(3,375)	—
Investment in Joint Venture	33	49,432	—	49,465
Investments in Subsidiaries and Receivables from Affiliates	4,085,806	2,529,480	(6,615,286)	—
Goodwill and Intangible Assets, net	—	165,827	—	165,827
Other Assets	5,557	24,800	—	30,357
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,968	$59,646	$—	$66,614
Accrued Liabilities	15,708	30,267	—	45,975
Income Tax Payable	1,108	—	(1,108)	—
Current Portion of Long-term Debt	8,000	—	—	8,000
Total Current Liabilities	31,784	89,913	(1,108)	120,589
Long-term Debt	499,714	—	—	499,714
Other Long-term Liabilities	256	60,866	—	61,122
Payables to Affiliates	2,529,480	2,042,633	(4,572,113)	—
Deferred Income Taxes	—	165,054	(3,375)	161,679
Total Liabilities	3,061,234	2,358,466	(4,576,596)	843,104
Total Stockholders’ Equity	1,040,531	2,043,173	(2,043,173)	1,040,531
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635

Condensed Consolidating Statement of Cash Flows Nine Months ended December 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(53,877)	$342,745	$—	$288,868
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(271)	(33,772)	—	(34,043)
Net Cash Used in Investing Activities	(271)	(33,772)	—	(34,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Long-term Debt	(40,000)	—	—	(40,000)
Payment of Debt Issuance Costs	(6,637)			(6,637)
Dividends Paid to Stockholders	(14,500)	—	—	(14,500)
Purchase and Retirement of Common Stock	(60,013)	—	—	(60,013)
Proceeds from Stock Option Exercises	20,137	—	—	20,137
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(3,084)	—	—	(3,084)
Excess Tax Benefits from Share Based Payment Arrangements	8,546	—	—	8,546
Intra-entity Activity, net	308,984	(308,984)	—	—
Net Cash Provided by (Used in) Financing Activities	213,433	(308,984)	—	(95,551)
NET INCREASE IN CASH AND CASH EQUIVALENTS	159,285	(11)	—	159,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162,792	$1,873	$—	$164,665

Condensed Consolidating Statement of Cash Flows Nine Months ended December 31, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(51,482)	$267,772	$—	$216,290
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	—	(75,536)	—	(75,536)
Acquisition Spending	—	(32,427)	—	(32,427)
Net Cash Used in Investing Activities	—	(107,963)	—	(107,963)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(12,045)	—	—	(12,045)
Dividends Paid to Stockholders	(15,078)	—	—	(15,078)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,815)	—	—	(1,815)
Purchase and Retirement of Common Stock	(76,231)	—	—	(76,231)
Proceed from Stock Option Exercises	2,580	—	—	2,580
Excess Tax Benefits from Share Based Payment Arrangements	2,504	—	—	2,504
Intra-entity Activity, net	160,107	(160,107)	—	—
Net Cash Provided by (Used in) Financing Activities	60,022	(160,107)	—	(100,085)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,540	(298)	—	8,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,644	3,870	—	7,514
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,184	$3,572	$—	$15,756

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine months ended December 31, 2016 and 2015, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) as well as specialty oil well cement; the grinding of slag; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, slag, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“Slag”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, slag is used in connection with Portland cement to make lower permeability concrete.  The Skyway facility purchases its primary raw material, Slag, pursuant to a long-term supply agreement with a third party.  The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million which was refunded in two installments in January 2016 and 2017.  We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.

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

The purchase price (the “Fairborn Purchase Price”) to be paid by the Company in the Fairborn Acquisition is $400.0 million in cash, subject to a customary post-closing inventory adjustment. In addition, the Company will assume certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business after the closing of the Fairborn Acquisition. The Company expects to fund the payment of the Fairborn Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility. The Fairborn Acquisition is expected to close fourth quarter of fiscal 2017.

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

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2016	2015	Change	2016	2015	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$302,395	$277,409	9%	$932,557	$891,360	5%
Cost of Goods Sold	(215,015)	(208,544)	3%	(682,012)	(717,104)	(5)%
Gross Profit	87,380	68,865	27%	250,545	174,256	44%
Equity in Earnings of Unconsolidated Joint Venture	11,244	10,483	7%	31,371	29,993	5%
Corporate General and Administrative	(9,166)	(8,304)	10%	(27,831)	(26,659)	4%
Other Income	429	1,163	(63)%	2,008	2,170	(7)%
Interest Expense, net	(6,198)	(4,002)	55%	(15,755)	(12,830)	23%
Earnings Before Income Taxes	83,689	68,205	23%	240,338	166,930	44%
Income Tax Expense	(27,302)	(22,357)	22%	(78,370)	(53,501)	46%
Net Earnings	$56,387	$45,848	23%	$161,968	$113,429	43%
Diluted Earnings per Share	$1.17	$0.92	27%	$3.35	$2.26	48%

Revenues. Revenues were $302.4 million and $277.4 million for the three months ended December 31, 2016 and 2015, respectively.  Revenues increased in all of our segments except our oil and gas proppants segment.  The increase in revenues for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was due primarily to increased average net sales prices in all segments except gypsum wallboard, which declined approximately 3%, and increased sales volumes in all segments except cement, which declined approximately 1%.  The increase in average net sales prices and sales volumes positively impacted net revenue by approximately $3.1 million and $21.9 million, respectively, during the quarter ended December 31, 2016, compared to December 31, 2015.

Revenues were $932.6 million and $891.4 million for the nine months ended December 31, 2016 and 2015, respectively. Revenues from the Skyway Acquisition positively impacted revenues by approximately $9.4 million.  Net revenues from our legacy businesses increased approximately 4% during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015.  Revenues increased in all of our segments except our oil and gas proppants segment.  The increase in revenues for the nine months ended December 31, 2016 was due primarily to increased average net sales prices in all segments except gypsum wallboard, which declined approximately 3%, and recycled paperboard, which was flat compared to the nine months ended December 31, 2015.  Sales volumes also increased in all segments except cement, which was down slightly and oil and gas proppants.  Excluding revenues from the Skyway Acquisition, increased net sales prices and sales volumes positively impacted net revenue during the quarter ended December 31, 2016, by approximately $5.1 million and $26.7 million, respectively.

Cost of Goods Sold. Cost of goods sold was $215.0 million and $208.5 million during the three months ended December 31, 2016 and 2015, respectively.  The increase in cost of goods sold was related to increased sales volumes, primarily in our gypsum wallboard and concrete and aggregates businesses, which increased cost of goods sold by approximately $9.8 million and $8.2 million, respectively, partially offset by decreased operating costs of approximately $11.5 million. The decrease in operating costs in the three months ended December 31, 2016, compared to December 31, 2015, was primarily related to our concrete and aggregates and oil and gas proppants businesses and were approximately $2.2 million and $9.3 million, respectively.  The decrease in operating costs for our oil and gas proppants business is primarily related to a gain on settlement associated with the termination of one of our long-term customer contracts, and lower amortization expenses.   See Oil and Gas Proppants discussion on page 32 for more information.

Cost of goods sold was $682.0 million and $717.1 million during the nine months ended December 31, 2016 and 2015, respectively.  The decrease in cost of goods sold for the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was primarily related an impairment charge of $28.4 million and a write-down of $9.4 million in raw sand inventory values in our oil and gas proppants segment during the nine months ended December 31, 2015.  Excluding the impairment charge, inventory write-down and cost of goods sold from the Skyway Acquisition of $4.5 million, cost of goods sold decreased approximately $2.1 million during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015.  The decrease in cost of goods sold was related to a net decrease in sales volumes of approximately $12.4 million, partially offset by increased operating costs of $10.6 million.  The net decrease in sales volumes was primarily related to our oil and gas proppants business, which declined approximately $48.8 million, partially offset by increases in sales volumes of gypsum wallboard, paperboard and concrete and aggregates businesses of $15.2 million, $9.3 million and $14.5 million, respectively.  The increase in operating costs was due primarily to our cement and oil and gas proppants businesses, which increased operating costs by approximately $12.8 million and $8.1 million, partially offset by reduced operating costs in our gypsum wallboard, paperboard and concrete and aggregates businesses of $5.1 million, $2.5 million and $2.7 million, respectively.

Gross Profit. Gross profit was $87.4 million and $68.9 million during the three months ended December 31, 2016 and 2015, respectively. The increase in gross profit was primarily related to increased average net sales prices and sales volumes, as noted above. The gross margin for the three months ended December 31, 2016 increased to 29%, compared to 26% for the three months ended December 31, 2015.  The increase in the gross margin to 29% for the three months ended December 31, 2016, compared to the gross margin of 26% for the three months ended December 31, 2015 is due primarily to the increase in average net sales prices.

Gross profit was $250.6 million and $174.3 million during the nine months ended December 31, 2016 and 2015, respectively. The increase in gross profit was primarily related to an impairment charge of $28.4 million and a write-down of $9.4 million in raw sand inventory values in our oil and gas proppants segment during the nine months ended December 31, 2015. The remaining increase in gross profit was due primarily to increased average net sales prices and sales volumes, as noted above. The gross margin for the nine months ended December 31, 2016 increased to 27%, compared to 20% for the nine months ended December 31, 2015.  Excluding the $28.4 million impairment of customer contract intangibles and the write-down of $9.4 million in raw sand inventory during the three months ended December 31, 2015, the gross margin for the nine months ended December 31, 2015 would have been approximately 24%.  The increase in the gross margin to 27% for the nine months ended December 31, 2016, compared to the adjusted gross margin of 24% for the nine months ended December 31, 2015 is due primarily to the increase in average net sales prices and the Skyway Acquisition.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $0.7 million, or 7%, for the three months ended December 31, 2016, compared to the similar period in 2015. The increase is primarily due to an 8% increase in sales volumes and a decrease in operating costs, partially offset by an 8% decrease in average net sales price. The impact of the increase in sales volumes and decrease in operating costs on equity in earnings of our unconsolidated joint venture during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was approximately $0.9 million and $2.1 million, respectively, partially offset by a decrease in average net sales price of approximately $2.3 million. The decrease in operating costs was primarily due to a decrease in fuel and power, purchased raw materials and purchased cement of approximately $0.6 million, $0.4 million and $0.8 million, respectively, while the decrease in the average net sales prices was due to a reduction in oil well cement sales.

Equity in earnings of our unconsolidated joint venture increased $1.4 million, or 5%, for the nine months ended December 31, 2016, compared to the similar period in 2015. The increase is primarily due to a 5% increase in sales volumes and a decrease in operating costs, partially offset by an 10% decrease in average net sales price. The impact of the increase in sales volumes and decrease in operating costs on equity in earnings of our unconsolidated joint venture during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was approximately $1.4 million and $8.5 million, respectively, partially offset by a decrease in average net sales price of approximately $8.5 million. The decrease in operating costs was primarily due to a decrease in fuel and power and purchased cement costs of approximately $1.7 million and $6.9 million, respectively, while the decrease in the average net sales prices was due to a reduction in oil well cement sales.

Corporate General and Administrative. Corporate general and administrative expenses increased 10% for the three months ended December 31, 2016, compared to the similar periods in 2015. The approximately $0.9 million increase in corporate general and administrative expenses for the three months ended December 31, 2016, compared to 2015, is due primarily to an increase of approximately $0.8 million in legal expense during the three months ended December 31, 2016, compared to the three months ended December 31, 2015.

Corporate general and administrative expenses increased 4% for the nine months ended December 31, 2016, compared to the similar periods in 2015. The approximately $1.1 million increase in corporate general and administrative expenses for the nine months ended December 31, 2016, compared to 2015, is due primarily due to increased legal expenses of approximately $1.9 million during the nine months ended December 31, 2016, compared to the similar period in 2015, partially offset by a decrease in stock and incentive compensation of approximately $1.1 million.  The increase in legal expenses is due primarily to the domestic wallboard antitrust litigation and approximately $1.0 million related to the Fairborn Acquisition, while the decrease in stock and incentive compensation is due to the vesting of grants issued in prior years.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $2.2 million and $2.9 million during the three and nine months ended December 31, 2016, respectively, compared to the three and nine months ended December 31, 2015. The increase in interest expense, net for both of the three and nine months ended December 31, 2016, compared to the similar three and nine months in the prior fiscal year, is due primarily to our issuance of $350.0 million of 4.5% senior notes during August 2016. The proceeds from this debt issuance were used to repay the outstanding balance under our Credit Facility, which currently has a lower interest rate.  We expect our interest expense to increase during the remainder of fiscal 2017, as we expect to use borrowings under the Credit Facility to fund the Fairborn Acquisition, which is expected to close in the fourth quarter of fiscal 2017.  See Footnote (B) to the Unaudited Consolidated Financial Statements for more information regarding the Fairborn Acquisition.

Earnings Before Income Taxes. Earnings before income taxes were $83.7 million and $68.2 million during the three months ended December 31, 2016 and 2015, respectively. The increase was primarily due to an approximately $18.5 million increase in gross profit, a $0.7 million increase in equity in earnings of unconsolidated joint venture, partially offset by an increase in interest expense, net of approximately $2.2 million and an increase of approximately $0.9 million in corporate general and administrative expenses.

Earnings before income taxes were $240.3 million and $166.9 million during the nine months ended December 31, 2016 and 2015, respectively. The increase was primarily due to an approximately $76.2 million increase in gross profit, a $1.4 million increase in equity in earnings of unconsolidated joint venture, partially offset by an increase in interest expense, net of approximately $3.0 million and an increase of approximately $1.1 million in corporate general and administrative expenses.

Income Taxes. Income tax expense was $78.4 million and $53.5 million for the nine months ended December 31, 2016 and 2015, respectively. The estimated effective tax rate for fiscal 2017 was approximately 33%, which is slightly above with the 32% tax rate for fiscal 2016.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended December 31, 2016 of approximately $56.4 million increased 23% compared to net earnings for the quarter ended December 31, 2015 of approximately $45.8 million; while net earnings for the nine months ended December 31, 2016 of $162.0 million increased 43% compared to net earnings for the nine months ended December 31, 2015 of $113.4 million. Diluted earnings per share for the three and nine months ended December 31, 2016 were $1.17 and $3.35, respectively, compared to diluted earnings per share of $0.92 and $2.26 for the three and nine months ended December 31, 2015.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2016	2015	Percentage	2016	2015	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$138,047	$135,419	2%	$449,650	$428,385	5%
Gypsum Wallboard	121,504	108,907	12%	357,689	343,660	4%
Recycled Paperboard	41,254	36,822	12%	128,528	111,285	15%
Oil and Gas Proppants	7,124	8,476	(16%)	18,851	49,608	(62%)
Concrete and Aggregates	40,843	31,779	29%	114,734	96,982	18%
Gross Revenues	348,772	321,403	9%	1,069,452	1,029,920	4%
Less: Intersegment Revenues	(20,468)	(17,986)	14%	(59,123)	(56,005)	6%
Less: Joint Venture Revenues	(25,909)	(26,008)	(0%)	(77,772)	(82,555)	(6%)
	$302,395	$277,409	9%	$932,557	$891,360	5%
Sales Volume
Cement (M Tons) (2)	1,198	1,212	(1%)	3,891	3,899	(0%)
Gypsum Wallboard (MMSF)	646	568	14%	1,883	1,764	7%
Recycled Paperboard (M Tons)	76	71	7%	245	215	14%
Concrete (M Yards)	348	266	31%	950	839	13%
Aggregates (M Tons)	906	792	14%	2,877	2,223	29%
Frac Sand (M Tons)	115	107	7%	299	541	(45%)
Average Net Sales Prices (3)
Cement (2)	$100.88	$97.10	4%	$100.45	$97.54	3%
Gypsum Wallboard	153.34	157.99	(3%)	155.06	159.74	(3%)
Recycled Paperboard	524.75	510.38	3%	508.00	506.42	0%
Concrete	94.38	93.56	1%	94.08	92.54	2%
Aggregates	8.52	8.34	2%	8.49	8.28	3%
Operating Earnings
Cement (2)	$45,307	$41,768	8%	$127,623	$116,058	10%
Gypsum Wallboard	41,075	37,289	10%	122,109	118,185	3%
Recycled Paperboard	9,380	7,923	18%	30,827	22,091	40%
Oil and Gas Proppants	(1,726)	(9,153)	(81%)	(11,728)	(59,389)	(80%)
Concrete and Aggregates	4,588	1,521	202%	13,085	7,304	79%
Other, net	429	1,163	(63%)	2,008	2,170	(7%)
Net Operating Earnings	$99,053	$80,511	23%	$283,924	$206,419	38%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $138.0 million for the three months ended December 31, 2016, which is a 2% increase over revenues of $135.4 million for the three months ended December 31, 2015. The increase in revenue during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, is primarily due to a 4% increase in average net sales price, partially offset by a 1% decrease in sales volumes.  The decrease in sales volumes during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily due to the onset of early winter conditions in our northern markets.  The increase in average net sales price during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, positively impacted cement revenues by approximately $2.9 million, partially offset by the reduction in sales volumes which reduced revenues by approximately $0.3 million.

Cement operating earnings increased 8% to $45.3 million from $41.8 million for the three months ended December 31, 2016 and 2015, respectively. The increase in operating earnings was due primarily to increased average net sales prices and lower operating expenses, which positively impacted operating earnings by approximately $2.9 million and $0.8 million, respectively, partially offset by reduced sales volumes of approximately $0.2 million. The operating margin increased to 30% for the third quarter of fiscal 2017, compared to 29% for the third quarter of fiscal 2016, primarily due to increased sales average net sales prices.

Cement revenues were $449.7 million for the nine months ended December 31, 2016, which is a 5% increase over revenues of $428.4 million for the nine months ended December 31, 2015. Approximately $9.9 million of the increase in revenues for the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was related to the Skyway Acquisition. The remaining increase in revenue during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, is primarily due to a 3% increase in average net sales prices.  The increase in average net sales prices during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015 positively impacted cement revenues by approximately $11.4 million.

Cement operating earnings increased 10% to $127.6 million from $116.1 million for the nine months ended December 31, 2016 and 2015, respectively. Approximately $4.4 million of the increase in operating earnings for the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was related to the Skyway Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $11.4 million, partially offset by increased operating costs of approximately $4.3 million. The increase in operating costs in the nine months ended December 31, 2016, compared to December 31, 2015, is primarily related to increased maintenance costs, which adversely impacted operating earnings by approximately $5.5 million, partially offset by decreased energy costs, which positively impacted operating costs by approximately $2.2 million. The operating margin increased to 28% for the nine months ended December 31, 2016, compared to 27% for the nine months ended December 31, 2015, primarily due to increased sales prices.

Gypsum Wallboard Operations. Sales revenues increased 12% to $121.5 million for the three months ended December 31, 2016, from $108.9 million for the three months ended December 31, 2015, primarily due to a 14% increase in sales volumes, partially offset by a 3% decrease in average net sales price. The increase in sales volumes positively impacted revenues by approximately $15.0 million, while the decrease in average net sales price negatively impacted revenue by an approximately $2.4 million. The increased sales volumes are primarily due to increased construction activity in fiscal 2017, compared to fiscal 2016. Our market share was essentially unchanged during the last year.

Operating earnings increased to $41.1 million for the three months ended December 31, 2016, compared to $37.3 million for the three months ended December 31, 2015, primarily due to the increase in our sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $5.1 million and $1.1 million, respectively, partially offset by reduced average net sales prices, which adversely impacted operating earnings by approximately $2.4 million. The decrease in operating costs during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily due to reduced maintenance and other production costs, which positively impacted operating earnings by $1.2 million and $0.8 million, respectively, partially offset by increased paper and natural gas costs of approximately $0.3 million and $0.5 million. Our operating margin was 34% for the three months ended December 31, 2016 and December 31, 2015. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased 4% to $357.7 million for the nine months ended December 31, 2016, from $343.6 million for the nine months ended December 31, 2015, primarily due to a 7% increase in sales volumes. The increase in sales volumes positively impacted revenues by approximately $23.1 million, partially offset by a decline in average net sales prices, which adversely impacted revenues by approximately $9.2 million.  The increased sales volumes are primarily due to increased construction activity in fiscal 2017, compared to fiscal 2016. Our market share was essentially unchanged during the last year.

Operating earnings increased to $122.1 million for the nine months ended December 31, 2016, compared to $118.2 million for the nine months ended December 31, 2015, primarily due to the increase in our sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $8.0 million and $5.1 million, respectively, partially offset by reduced average net sales prices, which adversely impacted operating earnings by approximately $9.2 million. The decrease in operating costs during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was primarily due to reduced freight, natural gas and maintenance costs, which positively impacted operating earnings by $0.4 million, $0.5 million and $2.4 million, respectively. Our operating margin remained consistent at 34% for both of the nine months ended December 31, 2016 and 2015. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 12% to $41.3 million during the three months ended December 31, 2016, compared to $36.8 million for the three months ended December 31, 2015. The increase in revenues during the quarter ended December 31, 2016, compared to December 31, 2015, is due primarily to the 7% increase in sales volumes and 3% increase average net sales prices, which positively impacted revenue by approximately $3.2 million and $1.3 million, respectively.  The increase in sales volumes is primarily due to the increase in demand for gypsum liner due to both improving demand for gypsum wallboard and an increase in demand from certain customers.

Operating earnings increased to $9.4 million for the third quarter of fiscal 2017, compared to $7.9 million for the third quarter of fiscal 2016. The increase in operating earnings is primarily due to increased sales volumes and average net sales price, which positively impacted operating earnings by approximately $0.7 million and $1.3 million, respectively, partially offset by increased operating costs, which adversely impacted operating earnings by approximately $0.5 million. The increase in operating costs is primarily related to increased recycled fiber costs, which adversely impacted operating earnings by approximately $2.1 million, partially offset by decreases in energy and repair and maintenance costs, which positively impacted operating earnings by approximately $0.4 million and $1.2 million, respectively. The increase in average net sales price was the primary reason operating margin increased to 23% during the third quarter of fiscal 2017, compared to 22% during the third quarter of fiscal 2016.

Revenues increased 15% to $128.5 million during the nine months ended December 31, 2016, compared to $111.3 million for the nine months ended December 31, 2015. The increase in revenues during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, is due primarily to the 14% increase in sales volume and a slight increase in average net sales price, which positively impacted revenue by approximately $15.9 million and $1.3 million, respectively. The increase in sales volumes is primarily due to the increase in demand for gypsum liner due to both improving demand for gypsum wallboard and an increase in demand from certain customers.

Operating earnings increased to $30.8 million for the nine months ended December 31, 2016, compared to $22.1 million for the nine months ended December 31, 2015. The increase in operating earnings is primarily due to increased sales volumes, average net sales price and reduced operating costs, which positively impacted operating earnings by approximately $3.2 million, $1.3 million and $4.3 million, respectively. The decrease in operating costs is primarily related to a decrease in energy and repair and maintenance costs, which positively impacted operating earnings by approximately $2.2 million and $2.6 million, respectively, partially offset by increased recycled fiber costs of approximately $1.3 million.  The increase in average net sales price and decrease in operating cost was the primary reason operating margin increased to 24% during the nine months ended December 31, 2016, compared to 20% during the nine months ended December 31, 2015.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment decreased to approximately $7.2 million during the three months ended December 31, 2016, compared to $8.5 million during the three months ended December 31, 2015.  The decrease in sales revenue for the three months ended December 31, 2016, compared to December 31, 2015, was due to a decrease in average net sales price, which adversely impacted revenue by approximately $2.0 million, partially offset by increased sales volumes which positively impacted revenue by approximately $0.7 million.

Operating loss for the three months ended December 31, 2016 was approximately $1.8 million, compared to an operating loss of approximately $9.2 million during the three months ended December 31, 2015. Operating loss for the three months ended December 31, 2016 was positively impacted by a $4.1 million gain on settlement associated with the termination of one of our long-term customer contracts.  Excluding the gain on settlement, operating loss decreased approximately $3.3 million during the three months ended December 31, 2016, compared to the three months ended December 31, 2015.  The reduction in operating loss was primarily due to lower operating costs, which positively impacted earnings by $5.3 million, partially offset by lower average net sales price, which adversely impacted earnings by approximately $2.0 million.  The reduction in operating expenses is due primarily to approximately $1.8 million of lower amortization expense from customer contracts, and cost reduction measures related to lower demand.  Demand continues to be adversely impacted by low crude oil prices, which has contributed to lower drilling activity.

Revenues for our oil and gas proppants segment decreased to $18.9 million during the nine months ended December 31, 2016, compared to $49.6 million during the nine months ended December 31, 2015.  The decrease in sales revenue for the nine months ended December 31, 2016, compared to December 31, 2015, was due to a decrease in both average net sales prices and sales volumes.  The decrease in average net sales prices and sales volumes during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, adversely impacted revenues by approximately $8.6 million and $22.1 million, respectively.

Operating loss for the nine months ended December 31, 2016 was approximately $11.7 million, compared to operating loss of approximately $59.4 million during the nine months ended December 31, 2015. Operating loss for nine months ended December 31, 2016 was primarily due to the continued decline in the oil and gas industry, which negatively impacted sales volumes. Operating loss for the nine months ended December 31, 2016 includes the write-off of a customer contract valued at approximately $1.3 million and a write-down of finished and raw sand inventories at our Corpus Christi location of approximately $8.5 million.  The write-down of finished and raw sand inventories is based upon the current sales price of proppants in the associated shale basin.  From time to time, we have sales contracts with drilling companies that specified the purchase of a certain amount of tonnage at stated sales prices.  During the nine months ended December 31, 2016, sales contracts with two of our customers expired, or were terminated.  These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated, and we entered into settlement agreements with such customers in connection with their failure to purchase the required amounts.  Based on these settlement agreements, we received settlement payments of approximately $12.9 million in exchange for releasing our claims against such customers.  We also recognized $2.0 million related to the forfeiture of a customer prepayment upon the expiration of the related contract.  These payments and forfeiture were recorded in our income statement as a reduction of cost of sales.  During the nine months ended December 31, 2015, we recorded an impairment charge of $28.4 million of intangible assets (customer contracts) generated from the CRS Acquisition and a write-down of $9.4 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory.  Excluding the impact of the above, operating loss for the nine months ended December 31, 2016 was approximately $16.8 million, compared to operating loss of approximately $21.6 million for the nine months ended December 31, 2015.  The reduction in operating loss was primarily due to lower operating costs, which positively impacted earnings by $13.4 million, partially offset by lower average net sales price, which adversely impacted earnings by approximately $8.6 million.  The reduction in operating expenses is due primarily to approximately $7.3 million of lower amortization expense from customer contracts, and cost reduction measures related to lower demand.  Demand continues to be adversely impacted by low crude oil prices, which has contributed lower drilling activity.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 29% to $40.8 million for the three months ended December 31, 2016, compared to $31.8 million for the three months ended December 31, 2015. The primary reason for the increase in revenue for the three months ended December 31, 2016, compared to the three months ended December 31 2015, was the 31% and 14% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $8.6 million.  Average net sales prices for concrete and aggregates also increased 3% and 1%, respectively, during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, which positively impacted revenues by approximately $0.4 million.

Operating earnings increased 202% to approximately $4.6 million for the three months ended December 31, 2016, compared to $1.5 million for the three months ended December 31, 2015. Operating earnings were positively impacted by increased average net sales prices, sales volumes and reduced operating costs, which positively impacted operating earnings by approximately $0.4 million, $0.4 million and $2.3 million, respectively. The decrease in operating costs was primarily due to lower maintenance, delivery and purchased materials, which positively impacted operating earnings by approximately $1.0 million, $0.2 million and $0.5 million, respectively.

Concrete and aggregates revenues increased 18% to $114.7 million for the nine months ended December 31, 2016, compared to $97.0 million for the nine months ended December 31, 2015. The primary reason for the increase in revenue for the nine months ended December 31, 2016, compared to the nine months ended December 31 2015, was the 13% and 29% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $15.7 million.  Average net sales prices for concrete and aggregates also increased 2% and 3%, respectively, during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, which positively impacted revenues by approximately $2.0 million.

Operating earnings increased 79% to approximately $13.1 million for the nine months ended December 31, 2016, compared to $7.3 million for the nine months ended December 31, 2015. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $1.9 million and $1.2 million, respectively.  Operating earnings were also positively impacted by a decrease in operating costs, which positively impacted operating earnings by approximately $2.7 million.  The decrease in operating costs during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was primarily related to maintenance and purchased materials, which positively impacted operating earnings by approximately $0.5 million and $1.3 million, respectively.

GENERAL OUTLOOK

The drivers of construction products demand continue to improve the prospects for increased infrastructure spending and should positively impact both our cement and concrete and aggregates businesses.

Our cement sales network stretches across the central U.S., both east to west and north to south. While we anticipate construction grade cement consumption to continue to increase during calendar 2017, each region will increase at a different pace. Cement, concrete and aggregates markets are affected by infrastructure spending, residential home building and industrial construction activity. We expect volume and pricing improvements to vary in each of our cement markets.

We expect aggregate volumes to continue to increase during the remainder of fiscal 2017, while concrete volumes are expected to remain relatively consistent throughout the rest of the fiscal year as compared to the prior year.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling.  Most forecasts point to a continued pick-up in demand in both of these areas into calendar 2017. Industry shipments of gypsum wallboard were 24.6 billion square feet in calendar 2016, and we are expecting shipments to increase approximately 5% during calendar 2017. Residential housing construction and repair and remodeling are also expected to continue to grow.

We anticipate increased demand for gypsum wallboard to positively impact our recycled paperboard business as sales of higher priced gypsum paper are expected to continue to increase throughout the remainder of fiscal 2017, both in gross tons and as a percentage of total sales volumes.

The decline in oil and gas rig count and well completion activity has adversely impacted oil and gas activity, leading to reduced demand and pricing for proppants.  In connection with the reduction in demand and pricing, during fiscal 2017, we reduced the value of our sand inventories by approximately $8.5 million. We anticipate proppant volumes will increase in part due to recovery in rig counts and in part due to greater sand utilization per well.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2016	2015
	(dollars in thousands)
Net Cash Provided by Operating Activities	$288,868	$216,290
Investing Activities:
Capital Expenditures	(34,043)	(75,536)
Acquisition Spending	—	(32,427)
Net Cash Used in Investing Activities	(34,043)	(107,963)
Financing Activities:
Increase (Decrease) in Credit Facility	(382,000)	45,000
Repayment of Senior Notes	(8,000)	(57,045)
Issuance of Long-term Debt	350,000	—
Payment of Debt Issuance Costs	(6,637)	—
Dividends Paid	(14,500)	(15,078)
Shares Repurchased to Settle Employee Taxes on Stock Compensation	(3,084)	(1,815)
Purchase and Retirement of Common Stock	(60,013)	(76,231)
Proceeds from Stock Option Exercises	20,137	2,580
Excess Tax Benefits from Share Based Payment Arrangements	8,546	2,504
Net Cash Used in Financing Activities	(95,551)	(100,085)
Net Increase (Decrease) in Cash	$159,274	$8,242

Cash flows from operating activities increased to $288.9 million during nine months ended December 31, 2016, compared to $216.3 million during the similar period in 2015. This increase was primarily attributable to increased net earnings and distributions from Joint Venture, and an increase in cash from changes in working capital, which positively impacted cash flows from operations by approximately $20.2 million, $6.0 million and $55.1 million, respectively.  The increase in cash flows from increased net earnings is shown net of the $28.4 million non-cash impairment expense recognized during the nine months ended December 31, 2015.  The increase in cash flows from changes in working capital are primarily due to changes in inventory, accounts payable and accrued liabilities and income taxes payable, which increased cash flows by approximately $16.3 million, $16.8 million and $25.2 million, respectively, partially offset by decreased cashflows from changes in accounts receivable of approximately $5.1 million.

Working capital increased to $300.8 million at December 31, 2016, compared to $259.4 million at March 31, 2016, primarily due to the increased cash approximately $159.3 million, partially offset by decreased accounts and notes receivable, inventory and income taxes payable, increased accounts payable and accrued liabilities and current portion of long-term debt of approximately $4.9 million, $20.8 million, $10.8 million, $8.9 million and $73.2 million, respectively.  The increase in cash is due to improved operating earnings during the nine months ended December 31, 2016, as well as the issuance of $350.0 million in long-term debt and the related repayment of outstanding amounts under the Credit Facility. The decrease in inventory is due primarily to the increase in revenues during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015.  The changes in accounts payable and accrued liabilities and accounts and notes receivable are primarily due to timing of payments and cash receipts.

The decrease in accounts and notes receivable at December 31, 2016, compared to March 31, 2016, is primarily due to the timing of payments received during the nine months ended December 31, 2016, compared to December 31, 2015.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable was approximately 38% at December 31, 2016 and 48% at March 31, 2016. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at December 31, 2016.  Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at December 31, 2016.

Our inventory balance at December 31, 2016 declined approximately $20.8 million from our inventory balance at March 31, 2016. Within our inventory, raw materials and materials-in-progress, finished cement and frac sand decreased approximately $14.9 million, $2.8 million and $1.71 million, respectively. Included in the decrease in raw materials and materials-in-progress and frac sand inventory is a write-down of approximately $7.7 million and $0.8 million, respectively, of frac sand at our Corpus Christi location.  This write-down is based on the current sales price of proppants in the associated shale basin, which was lower than the value of our inventory.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during the nine months ended December 31, 2016 was approximately $34.0 million, compared to net cash used in investing activities of approximately $108.0 million during the similar period in 2015, a decrease of $74.0 million. The decrease in cash used in investing activities for the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, is primarily due to $32.4 million for the Skyway Acquisition, and capital expenditures to complete certain projects in our oil and gas proppants segment during the nine months ended December 31, 2015.  We anticipate spending approximately $50.0 million on capital expenditures for all of our businesses during fiscal 2017. We also anticipate spending $400.0 million to close the Fairborn Acquisition during the fourth quarter of fiscal 2017.

Net cash used in financing activities was approximately $95.6 million during the nine months ended December 31, 2016, compared to net cash used in financing activities of approximately $100.1 million during the similar period in 2016. This $4.5 million decrease in net cash used in financing activities is primarily due to the increase in cash flows from the stock option exercises and tax benefits from share based payments, and a reduction in the repurchase and retirement of common stock, which increased cash flows approximately $17.5 million, $6.1 million and $16.2 million, respectively, partially offset increased repayments of long-term debt of approximately $34.6 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 28.4% and 20.3%, respectively, at December 31, 2016, compared to 32.8% and 32.6%, respectively, at March 31, 2016.

Debt Financing Activities.

Bank Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  There were no borrowings outstanding at December 31, 2016. Based on our Leverage Ratio, we had $490.7 million of available borrowings, net of the outstanding letters of credit, at December 31, 2016.

The Credit Facility has a $50.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2016, we had $9.3 million of letters of credit outstanding.

4.500% Senior Unsecured Notes Due 2026 –

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes ("Senior Unsecured Notes") due August 2026. Interest on the Senior Unsecured Notes is payable semiannually on February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Credit Facility and the Private Placement Senior Unsecured Notes. Prior to August 1, 2019, we may redeem up to 40% of the original aggregate principal amount of the Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 104.5% of the principal amount of the notes.  On or after August 1, 2019, and prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium.  Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

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

Private Placement Senior Unsecured Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At December 31, 2016, the amount outstanding for the remaining tranche was as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes” and together with the Series 2005A Senior Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At December 31, 2016, the amounts outstanding for each of the remaining tranches are as follows:

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

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at December 31, 2016.

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

Other than the Credit Facility, we have no other source of committed external financing in place. In the event the Credit Facility should be terminated; no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Credit Facility at the time of termination, and an alternative source of financing could not be secured; it would have a material adverse impact on us. None of our debt is rated by the rating agencies.

We do not have any off-balance sheet debt, except for approximately $50.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $50.0 million Letter of Credit Facility. At December 31, 2016, we had $9.3 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $18.2 million in performance bonds relating primarily to our mining operations.

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

Dividends.

Dividends paid were $14.5 million and $15.1 million for the nine month periods ended December 31, 2016 and 2015, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

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

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. We did not repurchase any shares during the three months ended December 31, 2016.  At December 31, 2016, we have authorization to purchase an additional 4,817,200 shares.

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

During the nine months ended December 31, 2016, 48,372 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ minimum statutory tax withholding, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures.

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2016	2015
	(dollars in thousands)
Land and Quarries	$2,973	$18,151
Plants	17,477	37,046
Buildings, Machinery and Equipment	13,593	20,339
Total Capital Expenditures	$34,043	$75,536

Total capital expenditures for fiscal 2017, including sustaining capital expenditures, are expected to be approximately $50.0 million. Additionally, we anticipate spending approximately $400.0 million to complete the Fairborn Acquisition during the fiscal fourth quarter.  We anticipate sustaining capital expenditures will be approximately $30.0 to $35.0 annually, post the Fairborn Acquisition. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at December 31, 2016, under which borrowings bear interest at a variable rate. There were no borrowings outstanding under the Credit Facility at December 31, 2016.  At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. In January 2017, NCC entered into a Consent Decree in which NCC agreed to install at its Fernley, Nevada plant certain emission control equipment (selective non-catalytic reduction) to reduce nitrous oxide emissions and to pay a penalty of $0.6 million.  NCC also agreed to replace two existing vehicles with two new vehicles with more efficient Tier 4 engines.  Under the terms of the Consent Decree, NCC will complete the installation of the emission control equipment and vehicle replacement in approximately 2 years.  It is anticipated that the investment in the new emission control equipment and vehicles will cost approximately $3.0 million. In the Consent Decree NCC denies all allegations set forth in the NOVs and the Complaint which is to be filed simultaneously with the entry of the Consent Decree, and the Consent Decree resolves all such claims by the government.  The Consent Decree is expected to be executed by the EPA and the US Department of Justice in February 2017, and is subject to approval of the United States District Court in the District of Nevada after a 30-day public comment period.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  Indirect purchaser plaintiffs filed a motion for preliminary approval of this settlement in September 2016.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively. Class certification proceedings are ongoing. We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.  Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016.  Discovery in this lawsuit is ongoing.  At this stage, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve through calendar 2016; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely impacted by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

On March 21, 2011, the EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the CAA, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” The EPA simultaneously stayed the CISWI Rule for further reconsideration. Effective as of February 13, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised effective on February 13, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium) and more stringent standards than PC NESHAP for particulate matter and dioxin/furans. The CISWI Rule as currently promulgated may materially increase capital costs and costs for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is expected to be March 1, 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule may materially increase capital costs and costs of production for the Company and the industry as a whole.

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

We are, or may become, party to various lawsuits, claims, investigations and proceedings, including but not limited to personal injury, environmental, antitrust (including the wallboard antitrust class actions, homebuilders suit and the DOJ investigation described in Part II, Item 1. Legal Proceedings), tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict, but could be adverse and material in amount. In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention and we may incur significant costs in defending these matters. See Part II Item 1. Legal Proceedings of this report.

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

EAGLE MATERIALS INC.
Registrant

January 24, 2017	/s/ DAVID B. POWERS
David B. Powers President and Chief Executive Officer (principal executive officer)

January 24, 2017	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 24, 2017	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)