Form 10-K
period 2017-03-31
EAGLE MATERIALS INC
filed 2017-05-24
CIK 918646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2017

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

Large accelerated filer	☒	Accelerated filer ☐	Smaller reporting company	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES   ☐     NO   ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.6 billion.

As of May 22, 2017, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,537,741

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 3, 2017 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.	BUSINESS

Overview

Eagle Materials Inc., through its subsidiaries, (the “Company” or “EXP” which may be referred to as “we”, “our” or “us”) is a leading supplier of construction products, building materials, and materials used for oil and natural gas extraction in the United States.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, slag, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement. Our products are commodities that are essential in commercial and residential construction, public construction projects, projects to build, expand and repair roads and highways and in natural gas and oil extraction. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are geographically diverse, providing us with regional economic diversification.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (“Centex”), and we operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders and the company was renamed Eagle Materials Inc. (NYSE – EXP).

Our goal, through continuous improvement, is to be the lowest cost producer in each of the markets in which we compete. As such, we will continue to focus on reducing costs and improving our operations, recognizing that being a low-cost producer is a key to our success.

We also continue to focus on growth through acquisitions and the organic development of our asset network, in ways that align with our return on investment profitability objectives. We have completed the following acquisitions during the past two years:

On February 10, 2017, the Company completed the acquisition of the following assets (the “Fairborn Acquisition”) of CEMEX Construction Materials Atlantic LLC (“the Seller”) (i) a cement plant located in Fairborn, Ohio, (ii) a cement distribution terminal located in Columbus, Ohio, and (iii) certain other properties and assets used by the Seller in connection with the foregoing (collectively, the “Fairborn Business”).  The purchase price (the “Fairborn Purchase Price”) in the Fairborn Acquisition was approximately $400.5 million.  In addition, the Company assumed certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business. The Company funded the payment of the Fairborn Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility. The result of operations for the Fairborn Business are included in our operating results from February 10, 2017 to March 31, 2017.

On July 10, 2015, we completed the acquisition of a 0.6 million ton per year Granulated Ground Blast Furnace Slag (“Slag”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, Slag is used in conjunction with Portland cement to make a lower permeability concrete.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long-term supply agreement with a third party.  The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million which was refunded in two installments in January 2016 and 2017. We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition with operating cash flow.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.

Industry Segment Information

Our operations are organized into five segments: Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard and Oil and Gas Proppants.  Although we have five segments, we participate in three businesses.  Our Cement and Concrete and Aggregates segments participate in the construction products sector, our Gypsum Wallboard and Recycled Paperboard segments participate in the building materials sector and our Oil and Gas Proppants segment participates in the oil and gas exploration sector. A further description of these business segments can be found on pages 3-19.

We operate seven cement plants (one of which belongs to our joint venture company), one slag grinding facility and seventeen cement distribution terminals.  Our 5.2 million tons of clinker capacity is approximately 5% of total U.S. clinker capacity.  Our cement companies focus on the U.S. heartland in Texas, Oklahoma, Missouri, Nebraska, Kansas, Colorado, Wyoming, Ohio and Nevada, as well as the Chicago, Illinois metropolitan area.  Our joint venture also owns a minority interest in an import terminal in Houston, Texas and can purchase up to 495,000 short tons annually from this cement terminal.  Slag is ground in the greater Chicago, Illinois area and sold primarily in Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas.

We have three concrete and aggregates businesses, which consist of seventeen concrete batching plants and four aggregates facilities.  The concrete and aggregates business is more local in their operations, and serve the areas immediately surrounding Austin, Texas, the greater Kansas City area and north of Sacramento, California.  Demand for cement, concrete and aggregates may fluctuate more widely because local and regional markets and economies can be more sensitive to changes than the national market, as well as being more susceptible to seasonal impact due to adverse weather.

We operate five gypsum wallboard plants, including one plant, in Bernalillo, New Mexico, that has been idled since 2009.  Gypsum wallboard is distributed throughout the U.S. with particular emphasis in the geographic markets nearest to our production facilities, which are in Albuquerque and Bernalillo, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and Georgetown, South Carolina. We are planning to restart our Bernalillo plant during fiscal 2018, and anticipate running this plant as necessary to meet customer demand. We also operate a recycled paperboard business which sells internally to our wallboard business as well as to external customers.  Our paperboard plant is located in Lawton, Oklahoma. Our gypsum wallboard and paperboard operations are more national in scope and shipments of wallboard and paper are made throughout the continental U.S., except for the northeast, and therefore are more impacted by national trends.

We operate three frac sand wet processing facilities, three frac sand drying facilities and six frac sand trans-load locations.  During the fourth quarter of fiscal 2016, we idled our Corpus Christi, Texas frac sand processing plant and our Kenedy, Texas and Fowlerton, Texas trans-load facilities, along with our Utica, Illinois frac sand mine.  We intend to re-open the idled facilities when market conditions improve. Frac sand and oil well cement is currently sold into shale deposit zones across the United States. Demand for oil and gas proppants is impacted primarily by rig counts and well completion activity.

Demand continues to increase for our construction products and building materials businesses, as underlying economic fundamentals in the U.S. continued to improve during calendar 2016. Cement consumption in the United States, as estimated by the Portland Cement Association, increased approximately 2% to 101.0 million short tons in calendar 2016, compared to 99.0 million short tons in calendar 2015, with imported cement consumption increasing to approximately 14% of total sales in calendar 2016, compared to 13% in calendar 2015. Consistent with the increase in cement consumption nationally, our cement sales volumes increased 2% in fiscal 2017 compared to fiscal 2016.

Demand for gypsum wallboard continues to improve as well, as industry shipments of gypsum wallboard increased to 24.7 billion square feet in calendar 2016, compared to 22.0 billion square feet in calendar 2015, primarily due to increases in single family and multi-family housing starts during calendar 2016 compared to calendar 2015.

Drilling and completion activity for oil and gas began declining in calendar 2015, and declined throughout calendar 2016, primarily due to the decrease in oil and gas prices during the year, and increased supply of oil.  These conditions adversely impacted drilling activity during calendar 2016, which reduced demand for our frac sand products and oil well cement.  This demand has also had a downward impact on the price of frac sand, which has declined since the peak in 2014.  Conditions have started to improve, and we have seen an increase in demand during the first quarter of calendar 2017, although it is too early to determine if the recovery will continue through calendar 2017.

Cement, SlaG, CONCRETE AND AGGREGATES Operations

Company Operations

Cement and Slag. Cement is the basic binding agent for concrete, a primary construction material.  Slag is used in concrete mix designs to improve the durability of concrete and reduce future maintenance costs. The principal sources of demand for cement and slag are infrastructure, commercial construction and residential construction.

The manufacture of portland cement primarily involves extracting, crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product called clinker.  The clinker is cooled and mixed with a small amount of gypsum to the consistency of face powder to produce finished cement. All of our cement plants utilize dry process technology and, at present, approximately 80% of our clinker capacity is from preheater or preheater/pre-calciner kilns.

Slag granules are obtained from a steel company and ground in our grinding facility.  Slag is used in concrete mix designs to improve the durability of concrete which should reduce future maintenance costs.

The following table sets forth certain information regarding our cement plants (tons are in thousands of short tons):

Plant Location	Owned or Leased Reserves	Rated Annual Clinker Capacity (1)		Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (2)	Estimated Minimum Limestone Reserves (Years)(3)	Fiscal 2017 Tons Mined
Buda, TX	Owned	1,300	(4)	1,435	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	228,000	50+	1,855
LaSalle, IL	Owned	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006	33,770	29	1,170
Sugar Creek, MO	Owned	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2002	120,250	50+	1,115
	Leased							51,500
Laramie, WY	Owned	650		800	Dry – 2 Stage Preheater	1	1988	104,600	50+	865
	Leased							101,500
					Dry – Long Dry Kiln	1	1996
Tulsa, OK	Owned	650		900	Dry – Long Dry Kiln	2	1961	40,500	43	745
							1964
Fernley, NV	Owned	500		550	Dry – Long Dry Kiln	1	1964	14,300	50+	705
	Leased				Dry – 1 Stage Preheater	1	1969	70,000
Fairborn, Ohio	Owned	730		980	Dry - 4 Stage Preheater	1	1974	30,600	30	50
Total-Gross		5,830		6,865
Total-Net (5)		5,180		6,150

(1)	One short ton equals 2,000 pounds.
(2)	Years of limestone reserves calculated using annual rated capacity
(3)	All limestone reserves are considered to be probable under the definition provided by Industry Guide 7.
(4)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(5)	Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly-owned except the Buda, Texas plant (the “Joint Venture”), which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG. Our LaSalle, Illinois plant operates under the name Illinois Cement Company; the Laramie, Wyoming plant operates under the name Mountain Cement Company; the Fernley, Nevada plant operates under the name Nevada Cement Company; our Fairborn, Ohio plant operates under the name Fairborn Cement Company and our Sugar Creek, Missouri and Tulsa, Oklahoma plants operate under the name Central Plains Cement Company.  We also have a slag grinding facility located in Chicago, Illinois that operates under the name Skyway Cement Company and has capacity to grind 600,000 tons of slag per year.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 4.5 million and 4.2 million short tons in fiscal 2017 and fiscal 2016, respectively. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 4.9 million and 4.8 million short tons in fiscal 2017 and fiscal 2016, respectively.

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

We produce and distribute readymix concrete from company-owned sites north of Sacramento, California; Austin, Texas and the greater Kansas City area. The following table sets forth certain information regarding these operations:

Location	Number of Plants	Number of Trucks
Northern California	3	25
Austin, Texas	7	85
Kansas City Area	8	99
Total	18	209

We conduct aggregate operations near our concrete facilities in northern California; Austin, Texas and the greater Kansas City area. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these operations :

Location	Owned or Leased	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Estimated Minimum Reserves (Thousand Tons) (1)		Estimated Minimum Reserves (Years)	Fiscal 2017 Tons Mined (Thousand Tons)
Northern California	Owned	Sand and Gravel	4,000	914,000		100+	1,060
Austin, Texas	Owned	Limestone	3,000	4,300		25	2,160
	Leased			69,300
Kansas City Area	Owned	Limestone	700	57,000	(2)	50+	585

(1)	All reserves are considered to be probable under the definition of Industry Guide 7.
(2)	Includes reserves located in our underground mine that we believe can be economically used for aggregate supply.

Our total net aggregate sales were 3.6 million and 3.0 million tons in fiscal 2017 and fiscal 2016, respectively. Total aggregates production was 3.7 million tons and 3.4 million tons for fiscal 2017 and fiscal 2016, respectively.

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

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas, if necessary. The cost of fuel declined in fiscal 2017, compared to fiscal 2016, primarily due to the decline in the price of coal and petroleum coke, and increased use of petroleum coke and alternative fuels as a percentage of total fuel. The Tulsa plant currently burns fuel quality wastes, as well as coal and petroleum coke, and the Sugar Creek plant currently burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012, both plants had existing alternative fuels programs managed by a company that supplies alternative fuels and materials to the cement plants. In keeping with Eagle’s commitment to sustainability and to cost management, we continued these programs to manage our alternative fuels and materials at those plants.

We have a long-term supply agreement with a steel manufacturer to supply granules necessary for the grinding of slag.  This agreement allows for the purchases of 550,000 tons per year.

Electric power is also a major cost component in the manufacturing process for both cement and slag, and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Concrete and Aggregates. We supply from our cement plants, including our Joint Venture, approximately 100%, 65% and 30% of the cement requirements for our greater Kansas City, northern California and Austin, Texas concrete operations. We internally supply approximately 10%, 40% and 80%, respectively, of our aggregates requirements for greater Kansas City, northern California and Austin, Texas concrete operations. We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

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

Sales and Distribution

Cement and Slag. The principal sources of demand for cement and slag are infrastructure, commercial construction and residential construction, with public works infrastructure comprising over 50% of total demand. Cement consumption increased approximately 2% during calendar 2016 from calendar 2015, and the Portland Cement Association forecasts cement consumption will increase another approximately 4% in calendar 2017. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greater from spring through the middle of autumn than during the remainder of the year. The impact to our business of regional construction cycles may be mitigated to some degree by our geographic diversification. Demand for slag has increased as the availability of fly ash has decreased due to the conversion of power plants to natural gas from coal.

The following table sets forth certain information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have a total of 17 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Principal Geographic Areas	Distribution Terminals
Buda, Texas	Cement	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois and southern Wisconsin	Hartland, Wisconsin
Sugar Creek, Missouri	Cement	Western Missouri, eastern Kansas and northern Nebraska	Sugar Creek, Missouri; Iola, Kansas; Wichita, Kansas; Omaha, Nebraska; Pleasant Hill, Iowa
Laramie, Wyoming	Cement	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Tulsa, Oklahoma	Cement	Oklahoma, western Arkansas and southern Missouri	Oklahoma City, Oklahoma; Springfield, Missouri
Fernley, Nevada	Cement	Northern Nevada and northern California	Sacramento, California
Fairborn, Ohio	Cement	Ohio, eastern Indiana and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Greater Chicago area, Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri; Cincinnati, Ohio(1); Des Moines, Iowa(1); St. Paul, Minnesota(1); Tarentum, Pennsylvania(1)

(1)	These facilities are currently being leased.

Cement and slag is distributed directly to our customers mostly through customer pickups, as well as by common carriers from our plants or distribution terminals. We transport cement and slag by barge and rail to our storage and distribution terminals. No single customer accounted for 10% or more of our cement segment sales during fiscal 2017. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts or have a significant level of order backlog.  Cement and slag are generally sold to companies in private industry that contract with state and local entities for infrastructure and other public works projects.

Four of our slag terminals are currently being leased from the former owner of the Skyway Plant.  The initial term of the lease was one year from the date of purchase, and included the option to extend the term for two one year periods. We exercised both options for all locations.

The cement industry is extremely competitive as a result of multiple domestic suppliers and the importation of foreign cement through various terminal operations. Approximately 75% of the U.S. cement industry is owned by foreign international companies. Competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being important but of lesser significance. Price competition among individual producers and suppliers of cement within a geographic area is intense because of the fungible nature of the product. Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products profitably. The low value-to-weight ratio generally limit shipments by truck to a 150 mile radius of the plants and up to 300 miles by rail; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area.  No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

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

The Portland Cement Association estimates that imports represented approximately 14% of cement used in the U.S. during calendar year 2016, and approximately 12% in calendar year 2015. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total consumption will consistently be served by imported cement.

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

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. None of our customers accounted for 10% or more of our segment revenues during fiscal 2017. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California.

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

The first environmental issue involves cement kiln dust or CKD. The U.S. Environmental Protection Agency (“EPA”) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly-managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly-managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. Although the EPA had previously indicated that it continues to consider an approach whereby it would finalize its 1999 proposal to exempt properly-managed CKD wastes and establish protective CKD management standards, as of May 1, 2017, the EPA still has not finalized the 1999 proposal. It is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

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

The second environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. We currently do not use refractory brick containing chromium, and we crush substantially all of our refractory brick which is then used as raw feed in the kiln.

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

In response to the Supreme Court’s ruling in Massachusetts v. EPA, 127 S. Ct. 1438 (2007), that GHGs are “air pollutants” and, thus, potentially subject to regulation under the CAA, the EPA has taken steps to regulate GHG emissions from mobile and certain stationary sources. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which took effect December 29, 2009. This rule established a comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to monitor and report their GHG emissions annually on a facility-by-facility basis. On December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. Based on this finding, on May 7, 2010, the EPA promulgated a final rule establishing GHG emission standards for new motor vehicles under Title II of the CAA. According to the EPA, the motor vehicle rule triggered construction and operating permit requirements for large stationary sources of GHGs, including cement plants, under Title I of the CAA. On May 13, 2010, the EPA promulgated a final rule, known as the “Tailoring Rule,” addressing the thresholds at which stationary sources of GHGs trigger prevention of significant deterioration (“PSD”) and Title V permitting requirements. PSD review requires an analysis of possible GHG controls and, potentially, the installation of GHG controls or emissions limitations.

On June 23, 2014, the U.S. Supreme Court issued an opinion with respect to the Tailoring Rule holding that the EPA can require PSD controls for GHG emissions only for sources subject to PSD review based on another pollutant.   Util. Air Regulatory Grp. v. E.P.A, 134 S. Ct. 2427 (2014). Following the Supreme Court decision, the EPA issued a memorandum clarifying that the EPA intends to continue to apply PSD requirements to GHG emissions if a source emits or has the potential to emit 75,000 tons per year (‘tpy”) or more of GHGs until the EPA establishes a de minimis threshold for GHG emissions below which a source would not be subject to GHG PSD permitting requirements.  The EPA announced its intention to propose a rule addressing the de minimis threshold for GHG PSD permitting in the summer of 2016.  The EPA failed to propose such rule. Until the EPA issues a final rule addressing the de minimis threshold for GHG emissions, any major modification of our existing plants or construction of a new plant that triggers PSD review for non-GHG emissions also would trigger PSD review for GHG emissions if the proposed major modification or construction would result in a GHG emission increase of at least 75,000 tpy.

In October 2015, the EPA published a rule establishing guidelines for states to regulate carbon dioxide emissions from existing fossil fuel power plants (the “Clean Power Plan”).  The Clean Power Plan established national performance rates for steam generating units and stationary combustion turbines as well as state emission reduction goals based on the application of the performance rates to a state’s unique generation mix. Numerous states and industry petitioners are challenging the Clean Power Plan on multiple grounds.  On February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan while the litigation is pending.  The U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) held oral argument on the challenges to the Clean Power Plan on June 2, 2016.  No opinion in that case has been forthcoming.  On April 28, 2017, at the request of the U.S. EPA, the D.C. Circuit issued a per curiam order holding the case in abeyance for sixty days to allow the U.S. EPA to determine whether to reconsider the Clean Power Plan.  EPA must file status reports on its deliberations every 30 days.  EPA has indicated that it intends to significantly amend or repeal the Clean Power Plan.  That will require EPA to propose a new rule that likely will take several years to finalize.  In the interim, the Clean Power Plan is unlikely to be implemented.  In the future, it is likely that the EPA will propose performance standards for GHG emissions for other sectors, including cement manufacturing, so the ultimate outcome of the Clean Power Plan could affect the timing and form of standards for cement plants.

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

A fifth environmental issue involves excess emissions that may occur during periods of startup, shutdown or malfunction.  In June 2015, the EPA issued a rule requiring revisions to 36 state implementation plans (“SIPs”) that allowed exemptions or contained affirmative defenses to excess emissions during periods of startup, shutdown or malfunction (“SSM rule”).  The SIP revisions were submitted to the EPA in November 2016. The states required to revise their SIPs include states where the company has operations, such as Illinois, Oklahoma, Missouri and Texas.  Under the revised SIPs, companies would be required to comply with their emissions limits at all times, including during startup, shutdown and malfunctions.  States and members of industry have challenged the SSM rule in the U.S. Court of Appeals for the D.C. Circuit.

On April 24, 2017, at the request of the EPA, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") issued an order holding in abeyance the consolidated challenges to the EPA’s final rule concerning how provisions in the EPA-approved SIPs treat excess emissions during periods of startup, shutdown or malfunction. The order also cancels oral argument, which was scheduled for May 8, 2017. In its motion, EPA argued that oral argument should be delayed in light of the recent change in Administration. According to the motion, the EPA "intends to closely review the SSM rule, and the prior positions taken by the Agency with respect to the SSM rule may not necessarily reflect its ultimate conclusions after that review is complete." The EPA’s motion was opposed by environmental groups, who argued that the EPA failed to establish the "extraordinary cause" required for postponement. The D.C. Circuit’s order requires the EPA to file status reports on the Agency’s review of the SSM Rule at 90-day intervals. It further mandates that the parties file motions to govern future proceedings within 30 days of the EPA notifying the court and the parties what action it has or will be taking with respect to the SSM rule.  As a result, we cannot predict how or whether the SSM rule will be changed.

The sixth environmental issue is the EPA’s promulgation pursuant to Section 129 of the CAA of revised regulations for Commercial and Industrial Solid Waste Incineration (“CISWI”) units. Clean Air Act Section 129 requires the EPA to set standards for solid waste incineration units.  Affected sources must comply with the revised CISWI regulations the earlier of 3 years after State CISWI plan approval, or 5 years from the date of the final rule on reconsideration. On June 23, 2016, the EPA published a final rule reconsidering four provisions of the February 2013 final CISWI rule, including relaxing the particulate matter standard for solid waste-burning kilns and eliminating the affirmative defense to penalties for non-compliance during well documented malfunction events.  On January 11, 2017, the EPA published a proposed plan that would implement the previously promulgated limits for existing CISWI in states that have not submitted and received approval for a state implementation plan. The proposed federal plan would require owners or operators of impacted CISWI units to come into compliance by February 7, 2018.  Currently, the EPA has not approved any state implementation plans.  Compared to the PC NESHAP, the CISWI regulations contain requirements for more pollutants and the requirement for dioxin/furans for existing and new sources is somewhat more stringent.

Whether a facility is a CISWI unit regulated under Section 129 of the Clean Air Act or a cement plant regulated under Section 112 of the Clean Air Act hinges on whether it combusts “solid waste” as that term is defined under Subtitle D of the Resource Conservation and Recovery Act. On March 21, 2011 (and also revised on February 7, 2013), the EPA finalized the Identification of Non-Hazardous Secondary Materials that Are Solid Waste (“NHSM”) rule. The NHSM rule’s primary purpose is to provide the definition of solid waste that is used to determine if a cement kiln is regulated under CISWI regulations or the PC NESHAP regulations. The rule lays out processing and legitimacy criteria that are used to determine if a non-traditional fuel is a solid waste. Combustion of a solid waste triggers applicability of the CISWI requirements. On July 29, 2016, the U.S. Court of Appeals for the D.C. Circuit issued an opinion in U.S. Sugar v. EPA, No. 11-1108, largely upholding the 2011 and 2013 CISWI rules.

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

The eighth environmental issue is the EPA’s ongoing review and implementation of the national ambient air quality standards (“NAAQS”) for ozone.  In October 2015, the EPA strengthened the ozone NAAQS by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb.  As a result of this change, the EPA is required to make attainment/nonattainment designations for the revised standards by October 2017.  We are currently reviewing this final rule and cannot at this time predict the impact it may have on our operations.  Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results. On April 11, 2017, at EPA’s request, the U.S. Court of Appeals for the D.C. Circuit issued an order holding consolidated challenges to the 2015 ozone NAAQS in abeyance, and canceling oral argument in the challenges.  In requesting to hold the case in abeyance, EPA explained that the new Administration was planning to review the 2015 Ozone NAAQS “to determine whether the Agency should reconsider the rule or some part of it.”  The order requires EPA to file status reports on the Agency’s review of the NAAQS at 90-day intervals.

Concrete and Aggregates. The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations.

Capital Expenditures

Cement and Slag. We had capital expenditures related to compliance with environmental regulations applicable to our cement operations of $6.2 million during fiscal 2017 and anticipate spending an additional $14.2 million during fiscal 2018 at this time.

Concrete and Aggregates. We had capital expenditures related to compliance with environmental regulations applicable to our concrete and aggregates operations of $0.6 million during fiscal 2017. We anticipate spending approximately $0.1 million in fiscal 2018 at this time.

Gypsum Wallboard and RECYCLED PAPERBOARD Operations

Company Operations

Gypsum Wallboard. Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial and industrial structures. Our gypsum wallboard business is marketed under the name American Gypsum.

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

We currently own five gypsum wallboard manufacturing facilities; however, we idled our gypsum manufacturing facility in Bernalillo, New Mexico in December 2009, due to cyclical low wallboard demand. We are planning to restart our Bernalillo plant during fiscal 2018, and anticipate running this plant as necessary to meet customer demand.

The following table sets forth certain information regarding our plants:

Location	Owned or Leased Reserves (7)	Approximate Annual Gypsum Wallboard Capacity (MMSF)(1)	Estimated Minimum Gypsum Reserves (Thousand Tons) (3)		Estimated Minimum Gypsum Reserves (years)(2)		Fiscal 2017 Tons Mined (Thousand Tons)
Albuquerque, New Mexico	Owned	425	10,490	(4)	50+	(4)	415
	Leased		55,560	(4)
Bernalillo, New Mexico(6)		550		(4)	50+	(4)	—
Gypsum, Colorado	Owned	700	13,100		21		475
Duke, Oklahoma	Owned	1,300	21,220		20		730
	Leased		1,925
Georgetown, South Carolina (5)		900			51	(5)	—
Total		3,875

(1)	Million Square Feet (“MMSF”), based on anticipated product mix.
(2)	At 100% capacity utilization.
(3)	All gypsum tons are deemed probable under the definition provided by Industry Guide 7.
(4)	The same reserves serve both New Mexico plants.
(5)	We have a sixty-year supply agreement with Santee Cooper for synthetic gypsum that expires in 2068.
(6)	This plant was idled in December 2009.
(7)	Owned reserves include mining claims.

Our gypsum wallboard production totaled 2,539 MMSF in fiscal 2017 and 2,406 MMSF in fiscal 2016. Total gypsum wallboard sales were 2,483 MMSF in fiscal 2017 and 2,394 MMSF in fiscal 2016.

Recycled Paperboard. Our recycled paperboard manufacturing operation, which we refer to as Republic Paperboard Company, is located in Lawton, Oklahoma, and has a technologically advanced paper machine designed primarily for gypsum liner production. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. To maximize manufacturing efficiencies, namely machine width, recycled industrial paperboard grades are produced.

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

Raw Materials and Fuel Supplies

Gypsum Wallboard. We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to mining claims owned by the Company and located near our plants. Certain of our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land containing gypsum in the area of Duke, Oklahoma, with additional reserves controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at reasonable cost when needed. We are currently in the ninth year of a sixty-year supply agreement (original twenty-year term with two twenty-year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low cost paperboard mill we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas supply agreements expiring in May 2018 for New Mexico and October 2017 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. Our Albuquerque plant utilizes an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 7% of our production costs in fiscal 2017.

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

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. The current outlook for fiscal 2018 is for waste paper prices, namely OCC, to increase approximately 10% over fiscal 2017 prices. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides and bacteria controls, are readily available from several manufacturers at competitive prices.

The manufacture of recycled paperboard involves the use of large volumes of water in the production process. We have an agreement with the City of Lawton municipal services for supply of water to our manufacturing facility. Electricity, natural gas and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions.

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2017, natural gas and electricity costs were lower compared to fiscal 2016. The reduced costs were the result of both lower energy prices and lower usage rates. We expect natural gas and electricity pricing to remain fairly consistent in fiscal 2018. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO). This power company is working to switch its fuel source dependency to natural gas, which could impact our electricity rates in future years. Oklahoma is a regulated state for electricity services and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation.

Sales and Distribution

Gypsum Wallboard. The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing.  We estimate that residential and repair and remodel construction accounted for more than 85% of calendar 2016 industry sales. Demand for gypsum wallboard remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally greater from spring through the middle of autumn.

We sell gypsum wallboard to numerous building materials dealers, gypsum wallboard specialty distributors, lumber yards, home center chains and other customers located throughout the United States, with the exception of the northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally utilize third-party common carriers for deliveries. Two customers accounted for approximately 25% of our gypsum wallboard segment sales during fiscal 2017.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own approximately 100 railcars for transporting gypsum wallboard. In addition, in order to facilitate distribution in certain strategic areas, we maintain a distribution center in New Mexico. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the northeast. Approximately 10% of our wallboard volume sold was delivered via rail.

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

Total wallboard rated production capacity in the United States is currently estimated at approximately 33.0 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. It is possible that previously closed plants or lines could be brought back into service. The Gypsum Association, an industry trade group, estimates that total calendar 2016 gypsum wallboard shipments by U.S. manufacturers were approximately 24.7 billion square feet.

Recycled Paperboard. Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2017, approximately 35% of the recycled paperboard sold by our paper mill was consumed by the Company’s gypsum wallboard manufacturing operations. We also have contracts with two other gypsum wallboard manufacturers that represent approximately 50% of our total segment revenue with the remaining volume shipped to other gypsum liner manufacturers and bag producers.  The current contracts with other gypsum wallboard manufacturers expire in one and six years.  The loss of either of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

On April 17, 2015, the EPA published its final rule addressing the storage, reuse and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (“synthetic gypsum”). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (“CCRs”) under Subtitle D of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design and operating specifications, groundwater monitoring requirements, corrective action requirements, recordkeeping and reporting obligations, and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 14, 2015. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition and results of operations.

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

Capital Expenditures

Gypsum Wallboard and Recycled Paperboard. There were no capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard and recycled paperboard operations during fiscal 2017. We anticipate capital expenditures of approximately $0.3 million related to our gypsum wallboard operations during fiscal 2018.

OIL AND GAS PROPPANTS OPERATIONS

Company Operations

We currently own two frac sand mines, three frac sand wet processing plants and three frac sand drying facilities. Our frac sand mines and wet plants are in New Auburn, Wisconsin and Utica, Illinois. Our frac sand drying facilities are currently in New Auburn, Wisconsin and Corpus Christi, Texas, as outlined in the table below. Sand is processed into various mesh sizes and marketed primarily to oil service companies.  We distribute sand through the following trans-load facilities to complement our production operations: El Reno, Oklahoma; Cotulla, Texas; Odessa, Texas; San Antonio, Texas; Pecos, Texas; Kenedy, Texas; and Fowlerton, Texas.

We are currently planning the build out of our Utica, Illinois facility.  This build out will include the addition of a dry plant and distribution system.  We estimate that this build out will cost approximately $70.0 million and will be completed in the summer of 2018.

The following table provides information regarding our frac sand production facilities at March 31, 2017:

Wet Plant Location	Owned or Leased Reserves	Estimated Annual Wet Production Capacity (Thousand tons)(3)	Estimated Minimum Reserves (Thousand Tons)(1)	Estimated Minimum Reserves (Years)		Fiscal 2016 Tons Mined (Thousand Tons)(2)
New Auburn, Wisconsin	Owned	2,800	32,000	14	(2)	360
	Leased		7,660
Utica, Illinois	Owned	2,200	139,900	50+		—

Dry Plant Location	Dry Plant Capacity (Thousand Tons)
New Auburn, Wisconsin (two lines)	1,900
Corpus Christi, Texas	1,500

(1)	All sand tons are deemed to be probable under the definition provided by Industry Guide 7.
(2)	We have an option to purchase property that, if purchased, will increase our estimated minimum reserves to approximately 20 years.
(3)	Represents throughput capacity.

As a result of the decline in oil and gas drilling, and the corresponding reduction in demand for proppants, we elected to temporarily idle our Utica, Illinois and Corpus Christi, Texas facilities during the fourth quarter of fiscal 2016, and these facilities remained idled throughout fiscal 2017.  Additionally, the Fowlerton, Texas; Kenedy, Texas and Cotulla, Texas trans-load operations remained idled throughout fiscal 2017.  Our facilities are relatively new, and are in very good physical condition.  We plan on resuming business at these facilities in the future when demand for proppants increases, and additional capacity is needed.  The cost of maintaining these idled facilities is not considered to be significant.  Due to the decline in demand for proppants, and the idling of the operating facilities and three trans-load locations, we performed a test for impairment on the long-lived assets of the oil and gas proppants segment.  Based on the results of this test, no impairment was recorded.  See Critical Accounting Policies, Impairment of Long-Lived Assets on page 45 for more information about the test for impairment.

Raw Materials and Fuel Supplies

We mine our frac sand from open pit mines, and process the sand in our wet plants. The excavation process includes stripping the overburden overlaying the planned mining area, and removing the sand through blasting or mechanically with the use of mobile equipment. Processing includes washing the sand with water, and screening to remove non-salable material after which the sand is dried and further screened to its final mesh sizes, which range from 20 mesh to 140 mesh. During the winter months, the cold weather adversely impacts our ability to operate our wet processing plants, resulting in these plants being shut-down for much of the winter.  Generally, our New Auburn, Wisconsin facility is impacted more by the weather than our Utica, Illinois facility.

Natural gas is the major fuel used in our wet and dry plants. The cost of natural gas declined throughout fiscal 2017, and is not expected to fluctuate materially in fiscal 2018. Electricity and water are also major cost component in our manufacturing process. We do not anticipate significant changes in the cost of these utilities in fiscal 2018.

Sales and Distribution

A portion of the frac sand we produce is sold under long-term contracts that require our customers to pay a specified price per mesh size for a specified volume of sand each month, or quarter depending on the contract. The terms of our customer contracts, including pricing, delivery and mesh distribution, vary by customer. Certain of our long-term customer contracts contain liquidated damages for non-performance by our customers. The decline in U.S. rig count and completion activity during fiscal 2016 adversely impacted oil and gas activity leading to reduced demand and pricing for proppants.  As a result, we renegotiated certain provisions of our long-term contracts with certain customers. The renegotiated contracts reflect the reduced demand for frac sand in the current environment by restructuring the contracts to provide reduced contracted sales volumes and prices in the near term, with the contracted minimums being increased in the later years.  In addition to the long-term sales contracts, we sell frac sand through our distribution network under short-term pricing and other agreements. The terms of our short-term pricing agreements vary by customer.

We currently have contracts to provide frac sand to four customers, which comprised approximately 70% of our segment revenues for fiscal 2017.  These contracts have a remaining life of approximately four years.

We utilize in basin trans-load facilities as a part of our distribution network.  The San Antonio, Texas; Cotulla, Texas; Pecos, Texas and Odessa, Texas trans-load locations are supplied by rail, and operated by third-party contractors.  The El Reno, Oklahoma trans-load location is also supplied by rail, and is operated by company personnel.  Frac sand is delivered to the sites in rail cars specifically designed for loading and unloading sand.  At March 31, 2017, we had approximately 1,000 rail cars under lease, with an average term of approximately four years.  Our Corpus Christi location is served by barge, and the Kenedy, Texas and Fowlerton, Texas trans-load sites are served by truck from Corpus Christi.

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

Capital Expenditures

There were no capital expenditures related to compliance with environmental regulations applicable to our oil and gas proppants operations during fiscal 2017, and we do not anticipate any such expenditures during fiscal 2018.

Employees

As of March 31, 2017, we had approximately 2,200 employees, of which approximately 800 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

On September 9, 2010, the EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (“PC NESHAP”). The PC NESHAP requires a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns. The PC NESHAP sets limits on mercury emissions from existing Portland cement kilns and increases the stringency of emission limits for new kilns. The PC NESHAP also sets emission limits for total hydrocarbons, particulate matter (as a surrogate for metal pollutants)

and acid gases from cement kilns of all sizes. The PC NESHAP was scheduled to take full effect in September 2013; however, as a result of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in Portland Cement Ass’n. v. EPA, 665 F.3d 177 (D.C. Cir.) arising from industry challenges to the PC NESHAP, the EPA proposed a settlement agreement with industry petitioners in May 2012. In February 2013, the EPA published the final revised rule to the PC NESHAP which extended the compliance date until September 9, 2015 for existing cement kilns and made certain changes to the rules governing particulate matter monitoring methods and emissions limits, among other revisions. The 2013 revised rule was challenged in the U.S. Court of Appeals for the D.C. Circuit and on April 18, 2014, the court vacated the affirmative defense provision.  The court upheld the EPA’s particulate matter emission standards and extended compliance date.  On November 19, 2014, the EPA proposed a rule removing the affirmative defense provision and making minor technical corrections to the regulations.

On March 21, 2011, the EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the “CISWI Rule”) per Section 129 of the CAA, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” The EPA simultaneously stayed the CISWI Rule for further reconsideration. Effective as of February 13, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (“NHSM”) as defined in a rule first finalized on March 21, 2011 (and slightly revised effective on February 13, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium), particulate matter and more stringent standards than PC NESHAP for dioxin/furans. The CISWI Rule as currently promulgated may materially increase capital costs and costs for production but only for those facilities that will be using applicable solid wastes as fuel. The compliance date for this rule is February 7, 2018 (either 3 years after State CISWI plan approval, or 5 years from the date of the final CISWI Rule, whichever is sooner). It is anticipated that the CISWI Rule may materially increase capital costs and costs of production for the Company and the industry as a whole.

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

We are, or may become, party to various lawsuits, claims, investigations and proceedings, including but not limited to personal injury, environmental, antitrust (including the wallboard antitrust class actions, the homebuilder suit and the DOJ investigation), tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse and material in amount. Development in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings including the judge’s rulings or judgments, settlements or changes in applicable law.  A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations and cash flows in a particular period.  In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention and we may incur significant costs in defending these matters. See Part I Item 3. Legal Proceedings of this report.

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

We generally maintain our own reserves of limestone, gypsum, aggregates and other materials that we use to manufacture our products. However, we obtain certain raw materials used to manufacture our products, such as synthetic gypsum and slag granules, from third parties who produce such materials as by-products of industrial processes. While we try to secure our needed supply of such materials through long-term contracts, those contracts may not be sufficient to meet our needs or we may be unable to renew or replace existing contracts when they expire or are terminated in the future. Should our existing suppliers cease operations or reduce or eliminate production of these by-products, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials, which may not be available on commercially reasonable terms or at all. Any such development may adversely affect our operations and financial condition.

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

In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. A third party could take action to suspend the access or easement, and any such action could be materially averse to or results of operations or financial conditions.

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

We operate cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Sugar Creek, Missouri; Tulsa, Oklahoma; Fernley, Nevada; Fairborn, Ohio and Laramie, Wyoming. The Buda plant is owned by a partnership in which we have a 50% interest. Our principal aggregate plants and quarries are located near Austin, Texas; Sugar Creek, Missouri and Marysville, California. Our cement plant in Sugar Creek, Missouri, is leased pursuant to a long-term agreement with the city of Sugar Creek. The lease contains a purchase option that can be exercised by payment of a nominal fee. In addition, we operate gypsum wallboard plants in Albuquerque, New Mexico; Gypsum, Colorado; Duke, Oklahoma; and in Georgetown, South Carolina. We produce recycled paperboard at Lawton, Oklahoma. We operate frac sand mines in New Auburn, Wisconsin and Utica, Illinois, and we have frac sand processing plants in New Auburn, Wisconsin, Utica, Illinois and Corpus Christi, Texas.  Other than our leased cement plant located in Sugar Creek, Missouri, none of our facilities is pledged as security for any debts. Our frac sand processing plants in Utica, Illinois and Corpus Christi, Texas are currently idled.  We expect to use the Corpus Christi plant during peak parts of the cycle to help us balance out our distribution network.  We also have a gypsum wallboard plant in Bernalillo, New Mexico that we idled in December 2009. See “Item 1. Business” on pages 1-19 of this Report for additional information relating to the Company’s properties.

ITEM 3.	LEGAL PROCEEDINGS

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. In January 2017, NCC entered into a Consent Decree in which NCC agreed to install at its Fernley, Nevada plant certain emission control equipment (selective non-catalytic reduction) to reduce nitrous oxide emissions and to pay a penalty of $0.6 million.  NCC also agreed to replace two existing vehicles with two new vehicles with more efficient Tier 4 engines.  Under the terms of the Consent Decree, NCC will complete the installation of the emission control equipment and vehicle replacement in approximately 2 years.  It is anticipated that the investment in the new emission control equipment and vehicles will cost approximately $3.0 million. In the Consent Decree NCC denies all allegations set forth in the NOVs and the Complaint which is to be filed simultaneously with the entry of the Consent Decree, and the Consent Decree resolves all such claims by the government.  The Consent Decree was signed by the EPA and DOJ and was lodged in US District Court for the District of Nevada in May 2017.  The Consent Decree is subject to approval by the Court after a thirty-day comment period.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the

Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement, but granted Certainteed’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  Class certification proceedings are ongoing. The Court held an evidentiary hearing on the direct purchaser plaintiff’s motion for class certification in April 2017 and has scheduled a hearing on indirect purchase plaintiff’s motion for class certification in June 2017. We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

Stock Prices and Dividends

As of May 17, 2017, there were approximately 1,400 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2017			Fiscal Year Ended March 31, 2016
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$82.32	$68.78	$0.10	$87.68	$75.72	$0.10
September 30	$85.92	$73.33	$0.10	$84.42	$67.42	$0.10
December 31	$102.07	$75.61	$0.10	$75.74	$58.88	$0.10

March 31	$108.70	$96.15	$0.10	$70.49	$47.53	$0.10

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

Purchases of the Company’s common stock during the quarter ended March 31, 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2017	—	$—	—
February 1 through February 28, 2017	—	—	—
March 1 through March 31, 2017	14,407	96.15	—
Quarter 4 Totals	14,407	$96.15	—	4,817,200

 The shares acquired in March 2017 were acquired from employees upon the vesting of restricted shares that were granted under our incentive plan.  These shares were withheld by the employees to satisfy the employee’s minimum statutory tax withholding, which is required upon the vesting of restricted shares, and do not count against our share repurchase plan.

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

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2012 and tracks it through March 31, 2017.

	2012	2013	2014	2015	2016	2017
Eagle Materials, Inc.	100.00	193.63	259.12	245.32	206.98	288.21
Russell 1000	100.00	114.43	140.07	157.91	158.70	186.36
Dow Jones US Building Materials & Fixtures	100.00	141.09	174.06	199.92	223.23	257.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data (1)

(amounts in thousands, except per share data)

	For the Fiscal Years Ended March 31,
	2017		2016		2015		2014	2013
Revenues	$1,211,220	(5)	$1,143,492	(4)	$1,066,368	(3)	$898,396	$642,562	(2)
Earnings Before Income Taxes	294,519	(5)	219,252	(4)	252,927	(3)	181,804	84,096	(2)
Net Earnings	198,219	(5)	152,592	(4)	186,853	(3)	124,243	57,744	(2)
Diluted Earnings Per Share	4.10	(5)	3.05	(4)	3.71	(3)	2.49	1.22	(2)
Cash Dividends Per Share	0.40		0.40		0.40		0.40	0.40
Total Assets	2,247,124		1,883,635		1,880,326		1,510,968	1,476,044
Total Debt	686,467		507,714		512,759		381,259	489,259
Stockholders’ Equity	1,203,450		1,040,531		1,010,593		831,499	696,170
Book Value Per Share At Year End	$24.84		$21.44		$20.11		$16.61	$14.06
Average Dilutive Shares Outstanding	48,361		50,071		50,372		49,939	47,340

(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes operations related to the assets acquired from Lafarge N.A. from December 1, 2012 through March 31, 2013.
(3)	Includes operations related to the CRS Acquisition from November 14, 2014 through March 31, 2015.
(4)	Includes operations related to Skyway Cement from July 14, 2015 through March 31, 2016.
(5)	Included operations related to Fairborn Business from February 10, 2017 through March 31, 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

executive summary

Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the fiscal years ended March 31, 2017, 2016 and 2015, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) and specialty oil well cement; the grinding of slag; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

We operate in cyclical commodity businesses that are affected by changes in market conditions and the overall construction environment. Our operations, depending on the business segment, range from local to national businesses. We have operations in a diverse set of geographic markets, which subject us to the economic conditions in those geographic markets as well as economic conditions in the national market. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations.

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

On February 10, 2017, the Company completed the acquisition of the following assets (the “Fairborn Acquisition”) of CEMEX Construction Materials Atlantic LLC (“the Seller”), (ii) a cement distribution terminal located in Columbus, Ohio, and (iii) certain other properties and assets used by the Seller in connection with the foregoing (collectively, the “Fairborn Business”).  The Purchase Price in the Fairborn Acquisition was approximately $400.0 million.  In addition, the Company assumed certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business. The Company funded the payment of the Fairborn Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility. The results of operations for the Fairborn Business are included in our results for the period from February 10, 2017 through March 31, 2017.

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

MARKET CONDITIONS AND OUTLOOK

The drivers of construction products demand continue to improve the prospects for increased infrastructure spending and should positively impact both our cement and concrete and aggregates businesses.  We expect to continue to benefit from an expanding U.S. economic cycle, as it relates to our businesses.  Many of the key factors driving the construction products and building materials markets are positive in nature, and we expect these to continue to be positive throughout the remainder of calendar 2017.

Our cement sales network stretches across the central U.S., both east to west and north to south.  While we anticipate construction grade cement consumption to continue to increase during calendar 2017, each region will increase at a different pace. Cement, concrete and aggregates markets are affected by infrastructure spending, residential home building and industrial construction activity. We expect volume and pricing improvements to vary in each of our cement markets.  Overall, we expect an increase in cement, concrete and aggregates sales volumes and operating income in fiscal 2018.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling.  Most forecasts point to a continued pick-up in demand in both of these areas into calendar 2017. Industry shipments of gypsum wallboard were 24.7 billion square feet in calendar 2016, and we are expecting shipments to increase approximately 6% to 8% during calendar 2017. Residential housing construction and repair and remodeling are also expected to continue to grow.  We are planning to restart our Bernalillo plant during fiscal 2018, and anticipate running this plant as necessary to meet customer demand. The cost to recommission the plant is not expected to be material.

We expect our recycled paperboard sales volumes to remain consistent as we are currently close to our production capacity.  Cost of recycled fiber increased throughout fiscal 2017, and we expect the cost to be greater in fiscal 2018 than fiscal 2017, especially in the first half of the year.  We currently have contracts that have a mechanism to adjust sales prices for increases in the cost of fiber and utilities, but these price increases are only allowed at specified times, so increases in the cost of fiber may have an adverse impact on our operating earnings in the interim prior to our ability to increase the sales price of finished paper.

Demand for frac sand has recently been improving.  The improved demand is due to several factors, namely increased horizontal drilling and increased sand intensity. We expect drilling activity and rig counts as well as proppant intensity per well to continue to increase throughout the remainder of calendar 2017, which should result in increased demand for frac sand.   We are currently planning the build out of our Utica, Illinois facility.  This build out will include the addition of a dry plant and distribution system.  We estimate that this build out will cost approximately $70.0 million and will be completed in the summer of 2018.

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

	For the Years Ended March 31,
	2017	2016	Change
	(in thousands, except per share)
Revenues	$1,211,220	$1,143,492	6%
Cost of Goods Sold	(899,175)	(911,875)	(1)%
Gross Profit	312,045	231,617	35%
Equity in Earnings of Unconsolidated Joint Venture	42,386	39,083	8%
Corporate General and Administrative	(33,940)	(37,193)	(9)%
Other Income	2,139	2,328	(8)%
Acquisition and Litigation Expense	(5,480)	—	—
Interest Expense, net	(22,631)	(16,583)	36%
Earnings Before Income Taxes	294,519	219,252	34%
Income Tax Expense	(96,300)	(66,660)	44%
Net Earnings	$198,219	$152,592	30%
Diluted Earnings per Share	$4.10	$3.05	34%

Revenues. Revenues increased $67.7 million, or 6%, to $1,211.2 million in fiscal 2017.  Revenues from the Skyway and Fairborn Acquisitions positively impacted revenues by approximately $9.6 million and $7.0 million, respectively. The increase in revenues from our historical businesses reflect increased average net sales prices and sales volumes, which positively impacted revenue from our historical businesses by approximately $12.6 million and $38.5 million, respectively.

Cost of Goods Sold. Cost of goods sold decreased $12.7 million to $899.2 million in fiscal 2017, compared to $911.9 million in fiscal 2016. Excluding cost of goods sold of $13.6 million from our Skyway and Fairborn Acquisitions and an $8.5 million write down of raw sand inventory during fiscal 2017, and the impairment of intangible assets (customer contracts) and the write-down of raw sand inventory of approximately $35.0 million and $11.5 million, respectively, during fiscal 2016, cost of goods sold was approximately $877.1 million for fiscal 2017, compared to approximately $865.4 million in fiscal 2016.  The increase in cost of goods sold is due primarily to increased sales volumes, which increased cost of goods sold by approximately $22.8 million, partially offset by reduced operating costs of approximately $11.1 million. Most of the increase in cost of goods sold from increased sales volumes related to our gypsum wallboard, recycled paperboard and concrete and aggregates segments, which increased by approximately $11.2 million, $7.8 million and $18.6 million, partially offset by reduced sales volumes of approximately $12.9 million in our oil and gas proppants business.  The reduction in cost of goods sold from lower operating expenses primarily related to lower operating costs our oil and gas proppants and concrete and aggregates businesses of approximately $21.0 million and $0.6 million, respectively, partially offset by increased operating costs in our cement segment of approximately $13.4 million.

Gross Profit. Gross profit improved 35% to $312.0 million in fiscal 2017. The increase in gross profit was primarily due to the reduction in operating loss in our oil and gas proppants segment, which was primarily due to reduced operating costs.  The reduction in operating costs in our oil and gas proppants segment is primarily due to the write-off of certain customer contract intangible assets and raw sand inventories in fiscal 2016. This is discussed in more detail in the Oil and Gas Proppants section on page 39.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of our unconsolidated joint venture increased $3.3 million, or 8%. The improvement is primarily due to increased sales volumes and reduced operating expenses, partially offset by decreased average net sales prices. The impact of the increase in sales volume and reduced operating expenses on equity in earnings of our unconsolidated joint venture was approximately $2.8 million and $7.8 million, respectively, partially offset by decreased average net sales prices of approximately $7.3 million. The decrease in average net sales prices was due primarily to the decline in oil well cement as a percentage of our total sales, while the increase in sales volumes was primarily due to increased demand for construction grade cement. Lower operating costs in fiscal 2017 was due primarily to reduced purchased cement, energy, raw materials and freight costs of approximately $2.9 million, $1.1 million, $0.5 million and $1.1 million, respectively.

Corporate General and Administrative. Corporate general and administrative expenses decreased 9% to $33.9 million in fiscal 2017. The decrease reflects lower stock and incentive compensation of approximately $4.0 million, partially offset by increased group insurance costs of approximately $0.7 million.  The decrease in stock and incentive compensation was primarily due to the vesting of certain stock grants in the fourth quarter of fiscal 2016.

Other Income (Expense). Other income was $2.1 million in fiscal 2017, compared to other income of $2.3 million in fiscal 2016, and consists of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Acquisition and Litigation Expense. Acquisition and litigation expense consists of expenses related to the Fairborn Acquisition. These expenses relate primarily to legal, advisory and accounting costs incurred during the acquisition.

Interest Expense, Net. Interest expense, net, increased approximately $6.0 million during fiscal 2017 to $22.6 million. The increase is due primarily to our issuance of $350.0 million of 4.5% senior unsecured notes during August 2016.  The proceeds from this debt issuance were used to repay the outstanding balance under our Credit Facility, which currently has a lower interest rate.  Additionally, we borrowed approximately $225.0 million under our Credit Facility in February 2017 to complete the Fairborn Acquisition, which increased our average debt balance.  Due to the issuance of the 4.5% senior unsecured notes and our borrowing to complete the Fairborn Acquisition, we expect our interest expense to increase in fiscal 2018 compared to fiscal 2017.

Earnings Before Income Taxes. Earnings before income taxes increased to $294.5 million during fiscal 2017, primarily due to increased gross profit and equity in earnings of our unconsolidated joint venture, partially offset by increased corporate general and administrative, acquisition and interest expenses.

Income Taxes. The effective tax rate for fiscal 2017 was approximately 33% compared to approximately 31% in fiscal 2016. The increase in the effective tax rate during fiscal 2017 is due primarily to decrease in our percentage depletion deduction during fiscal 2017, and the receipt of certain state tax credits in fiscal 2016.

Net Earnings and Diluted Earnings per Share. Net earnings in fiscal 2017 of $198.2 million increased 30%. Diluted earnings per share in fiscal 2017 were $4.10, compared to $3.05 for fiscal 2016.

The following table highlights certain operating information related to our business segments:

	For the Years Ended March 31,
	2017	2016	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Cement (2)	$566,321	$528,499	7%
Gypsum Wallboard	473,651	461,457	3%
Recycled Paperboard	167,065	149,192	12%
Oil and Gas Proppants	34,623	57,591	(40)%
Concrete and Aggregates	154,592	128,073	21%
Gross Revenues	1,396,252	1,324,812	5%
Less: Inter-Segment Revenues	(79,116)	(73,862)	7%
Less: Joint Venture Revenues	(105,916)	(107,458)	(1)%
Net Revenues	$1,211,220	$1,143,492	6%
Sales Volume
Cement (M Tons) (2)	4,871	4,778	2%
Gypsum Wallboard (MMSF)	2,483	2,394	4%
Recycled Paperboard (M Tons)	317	288	10%
Concrete (M Yards)	1,260	1,101	14%
Aggregates (M Tons)	3,649	3,009	21%
Frac Sand (M Tons)	550	644	(15)%
Average Net Sales Prices (3)
Cement (2)	$101.60	$98.07	4%
Gypsum Wallboard	155.90	157.91	(1)%
Recycled Paperboard	511.82	505.35	1%
Concrete	96.80	92.70	4%
Aggregates	8.65	8.28	4%
Operating Earnings
Cement (2)	$153,525	$137,854	11%
Gypsum Wallboard	159,866	159,352	—
Recycled Paperboard	37,601	32,153	17%
Oil and Gas Proppants	(14,633)	(68,466)	79%
Concrete and Aggregates	18,072	9,807	84%
Other Operating Income, net	2,139	2,328	(8)%
Net Operating Earnings	$356,570	$273,028	31%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $566.3 million for fiscal 2017, a 7% increase over fiscal 2016. Approximately $16.6 million of the increase in revenues was related to the Skyway and Fairborn Acquisitions. The remaining increase in revenue is primarily due to a 4% increase in average net sales prices and a 2% increase sales volume.  The increase in average net sales prices and sales volume positively impacted cement revenues by approximately $14.2 million and $7.0 million, respectively.

Cement operating earnings increased 11% to $153.5 million for fiscal 2017. Approximately $5.3 million of the increase in operating earnings was related to owning Skyway Cement for the full fiscal year.  The remaining increase in operating earnings was due primarily to increased average net sales prices and sales volume, which positively impacted operating earnings by approximately $14.2 million and $2.1 million, respectively, partially offset increased operating costs of approximately $6.0 million. The increase in operating costs is primarily related to increased maintenance and energy costs of approximately $4.3 million and $1.2 million, respectively, as well as the timing of the Fairborn Acquisition.  The increase in operating costs were partially offset by reduced purchase cement, which positively impacted operating earnings by approximately $2.9 million.  The increase in maintenance costs was fairly evenly distributed between our plants, while the reduction in purchased cement was primarily related to our Joint Venture. Additionally, the Fairborn Business increased our operating costs by approximately $5.0 million due to their annual maintenance outage starting after we acquired the plant, and the impact of the step up of the acquired inventory. The operating margin increased to 27% in fiscal 2017, compared to 26% in fiscal 2016, primarily due to increased sales prices and a reduction in the percentage of sales of lower margin purchased cement.

Gypsum Wallboard Operations. Sales revenues increased 3% to $473.7 million, primarily due to a 4% increase in sales volumes, partially offset by a 1% decrease in average net sales prices. The increase in sales volumes positively impacted revenues by approximately $17.2 million, partially offset by a $5.0 million decrease in sales revenues due to lower average net sales prices. Our market share was essentially unchanged during fiscal 2017, with the increase in sales volumes primarily due to increased construction activity.

Operating earnings improved slightly to $159.9 million for fiscal 2017, primarily due to the increase in sales volumes, which positively impacted operating earnings by approximately $5.9 million, partially offset by decreased average net sales prices and increased operating costs of approximately $5.0 million and $0.5 million, respectively. The increase in operating costs was primarily related to energy, raw materials and paper, which increased approximately $1.0 million, $1.0 million and $0.7 million, respectively, partially offset by decreased maintenance costs of approximately $2.4 million. During fiscal 2017, our gross margin declined to 34% from 35%, primarily due to the reduction in average net sales prices. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 12% to $167.1 million for fiscal 2017. The increase in net revenue is due to increased sales volumes and average net sales prices, which contributed approximately $14.8 million and $3.1 million, respectively, to revenues. The increase in average net sales price is due to the pricing provisions in our long-term sales agreement, and the increase in sales volume is due to increased demand for gypsum facing paper.

Operating earnings increased 17% to $37.6 million for fiscal 2017, and gross margin increased to 23% from 22%. The increase in operating earnings is primarily due to increased sales volumes and average net sales prices, which increased operating earnings by approximately $3.2 million and $3.1 million, respectively, partially offset by increased operating costs of approximately $0.9 million.  The increase in operating costs was due primarily to recycled fiber and chemical costs, which adversely impacted operating earnings by approximately $3.5 million and $1.0 million, respectively, partially offset by decreased energy and maintenance costs of approximately $1.5 million and $2.7 million, respectively.

Oil and Gas Proppants.  Revenues from our oil and gas proppants segment decreased 40% to $34.6 million for fiscal 2017.  The decrease in revenues was due to a decline in sales volumes and average net sales prices, which adversely impacted revenues by approximately $13.0 million and $10.0 million, respectively.

Operating loss for fiscal 2017 was approximately $14.6 million, compared to operating loss of approximately $68.5 million for fiscal 2016. During both fiscal years, we experienced non-cash charges, settlements and write-offs that impacted our operating earnings, which are summarized below.

Operating loss for fiscal 2017 includes the write-off of a customer contract valued at approximately $1.3 million and a write-down of finished and raw sand inventories at our Corpus Christi location of approximately $8.5 million.  The write-down of finished and raw sand inventories was based upon the sales price of proppants in the associated shale basin at the time of the write-off.  From time to time, we have sales contracts with drilling companies that specified the purchase of a certain amount of tonnage at stated sales prices.  During fiscal 2017, sales contracts with two of our customers expired, or were terminated.  These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated, and we entered into settlement agreements with such customers in connection with their failure to purchase the required amounts.  Based on these settlement agreements, we received settlement payments of approximately $12.9 million in exchange for releasing our claims against such customers.  We also recognized $2.0 million related to the forfeiture of a customer prepayment upon the expiration of the related contract.  These payments and forfeiture were recorded in our income statement as a reduction of cost of sales.

During fiscal 2016, we recorded an impairment charge of $35.0 million of intangible assets (customer contracts) generated from the CRS Acquisition, $2.0 million of bad debt reserves and a write-down of $11.5 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory.  These charges were partially offset by a customer forfeiture of approximately $10.7 million of prepaid sand.

Excluding the impact of the non-cash charges, settlements and write-offs outlined above, operating loss for the fiscal 2017 was approximately $19.7 million, compared to operating loss of approximately $30.7 million for fiscal 2016.  The reduction in operating loss was primarily due to lower operating costs, which positively impacted earnings by $21.0 million, partially offset by lower average net sales price, which adversely impacted earnings by approximately $10.0 million.  The reduction in operating expenses is due primarily to approximately $8.5 million of lower amortization expense from customer contracts, and cost reduction measures related to lower demand, including the idling of the Corpus Christi plant and the Kenedy, Texas and Fowlerton, Texas trans-load facilities.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 21% to $154.6 million for fiscal 2017, compared to $128.1 million for fiscal 2016. The primary reason for the increase in revenue was the 14% and 21% increase in sales volume for concrete and aggregates, respectively, which positively impacted revenues by approximately $20.1 million. In addition to the increase in sales volume, average net sales prices increased 4% for both concrete and aggregates, which positively impacted revenues by $6.1 million. Sales volumes in our concrete business increased in all of our markets during fiscal 2017, but the largest increase was in the greater Austin, Texas market, while aggregate sales volumes increased in both our northern California and Austin, Texas markets.

Operating income for fiscal 2017 was approximately $18.1 million, compared to operating income of approximately $9.8 million for fiscal 2016. The operating income was positively impacted by increased average net sales prices, sales volumes and decreased operating costs, which increased operating income by approximately $6.1 million, $1.6 million and $0.6 million, respectively.  The decreased operating expenses were primarily related to decreased cost of energy and royalties in our aggregates business of approximately $1.3 million and $0.8 million, partially offset by increased cost of materials in our concrete business of approximately $1.3 million.

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

	For the Years Ended March 31,
	2016	2015	Change
	(in thousands, except per share)
Revenues	$1,143,492	$1,066,368	7%
Cost of Goods Sold	(911,875)	(812,235)	12%
Gross Profit	231,617	254,133	(9)%
Equity in Earnings of Unconsolidated Joint Venture	39,083	44,967	(13)%
Corporate General and Administrative	(37,193)	(30,751)	21%
Other Income	2,328	3,201	(27)%
Acquisition and Litigation Expense	—	(6,880)	(100)%
Interest Expense, net	(16,583)	(11,743)	41%
Earnings Before Income Taxes	219,252	252,927	(13)%
Income Tax Expense	(66,660)	(66,074)	1%
Net Earnings	$152,592	$186,853	(18)%
Diluted Earnings per Share	$3.05	$3.71	(18)%

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

The following table highlights certain operating information related to our business segments:

	For the Years Ended March 31,
	2016	2015	Percentage
	(in thousands, except net sales prices)		Change
Revenues (1)
Cement (2)	$528,499	$488,644	8%
Gypsum Wallboard	461,457	437,514	5%
Recycled Paperboard	149,192	142,690	5%
Oil and Gas Proppants	57,591	81,381	(29)%
Concrete and Aggregates	128,073	107,892	19%
Gross Revenues	1,324,812	1,258,121	5%
Less: Inter-Segment Revenues	(73,862)	(65,533)	13%
Less: Joint Venture Revenues	(107,458)	(126,220)	(15)%
Net Revenues	$1,143,492	$1,066,368	7%
Sales Volume
Cement (M Tons) (2)	4,778	4,799	—
Gypsum Wallboard (MMSF)	2,394	2,210	8%
Recycled Paperboard (M Tons)	288	276	4%
Concrete (M Yards)	1,101	958	15%
Aggregates (M Tons)	3,009	3,026	(1)%
Average Net Sales Prices (3)
Cement (2)	$98.07	$92.91	6%
Gypsum Wallboard	157.91	162.06	(3)%
Recycled Paperboard	505.35	507.47	—
Concrete	92.70	87.93	5%
Aggregates	8.28	7.50	10%
Operating Earnings
Cement (2)	$137,854	$117,527	17%
Gypsum Wallboard	159,352	145,871	9%
Recycled Paperboard	32,153	31,512	2%
Oil and Gas Proppants	(68,466)	(2,546)	(2589)%
Concrete and Aggregates	9,807	6,736	46%
Other Operating Income, net	2,328	3,201	(27)%
Net Operating Earnings	$273,028	$302,301	(10)%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

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

During calendar 2015, the continued decline in prices adversely impacted oil and gas drilling activity, leading to further reductions in demand and pricing for proppants.  This reduction in overall proppant demand resulted in a decline in sales volumes and average net sales prices for our oil and gas proppants segment.  In response to the decline in demand, we elected to temporarily idle our Utica, Illinois and Corpus Christi, Texas facilities during the fourth quarter of fiscal 2016.  Additionally, we idled the Fowlerton, Texas and Kenedy, Texas; trans-load operations.  In connection with the closure of these facilities and trans-load locations, we determined that our long-lived assets related to the oil and gas proppants segment should be tested for impairment.  In connection with this test, we determined that the entire network of plants and trans-load locations should be considered an individual operating unit for the purposes of testing for potential impairment.  In performing this test, we compared the weighted average undiscounted cash flows to the carrying value of the asset group, noting that the undiscounted cash flows significantly exceeded the carrying value of the asset group; therefore, no impairment was noted.  Frac sand demand and pricing remained relatively stable during calendar 2016, before demand increased in the first quarter of calendar 2017.  Based on these factors, as well as results of the impairment test in fiscal 2016, as described above, we did not conclude impairment indicators were present during fiscal 2017.  We will continue to monitor market conditions and our performance in the market.  We will also continue to review relevant factors and circumstances related to the overall market condition and our performance and, if necessary, perform an additional test for impairment at such time we believe it is necessary.

This reduction in demand and pricing for proppants also adversely impacted performance under our customer contracts, resulting in the amendment of certain of these contracts.  Based on the reduced demand and reduced pricing for proppants, we concluded that long-lived asset impairment indicators were present during the quarters ended September 30, 2015 and March 31, 2016 for our customer contract intangible assets.  We performed recovery tests to determine if any of the customer contract intangible assets related to our oil and gas proppants business unit were impaired at September 30, 2015 and March 31, 2016.  Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our oil and gas proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets at both September 30, 2015 and March 31, 2016.   For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated an estimated fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (“WACC”).  The WACC was determined from relevant market comparisons, and adjusted for specific risks.  This analysis resulted in an impairment loss of approximately $28.4 million and $6.6 million for the quarters ended September 30, 2015 and March 31, 2016, respectively, which is included in cost of goods sold in the Consolidated Statement of Earnings for fiscal year 2016.  There was only one customer contract intangible asset with remaining value in fiscal 2017, and this customer complied with the terms of the contract; therefore, there was no indication of impairment related to this contract at March 31, 2017.

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

The segment breakdown of goodwill at March 31, 2017 and 2016 is as follows:

	For the Years Ended March 31,
	2017	2016
	(dollars in thousands)
Cement	$74,214	$9,729
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$198,370	$133,885

Impairment testing for the cement business is done at the plant level because the relatively low value-to-weight ratio limits the geographic area in which a company can market its products profitably; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a national selling area.  Goodwill related to the cement segment is related to our Illinois market, which consists of Illinois Cement Company and Skyway Cement Company, and our Ohio market, which consists of our Fairborn Cement Company acquired in February 2017 in the Fairborn Acquisition.  Impairment testing for the gypsum wallboard and paperboard segments is done at the segment level because of the national nature of the businesses and customer base. See Note (A) of the Notes to Consolidated Financial Statements for more information. The results of the first step of the annual impairment tests performed in the fiscal fourth quarter of 2017 and 2016 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is a cyclical recovery in U.S. construction activity from the current low levels. Actual results may differ materially from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2017	2016
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$331,598	$265,767
Investing Activities:
Additions to Property, Plant and Equipment	(56,938)	(89,563)
Acquisitions	(400,488)	(32,427)
Net Cash Used in Investing Activities	(457,426)	(121,990)
Financing Activities:
Increase (Decrease) in Credit Facility	(157,000)	52,000
Repayment of Senior Notes	(8,000)	(57,045)
Issuance of Long-term Debt	350,000	—
Dividends Paid to Stockholders	(19,341)	(20,020)
Purchase and Retirement of Common Stock	(60,013)	(123,530)
Proceeds from Stock Option Exercises	22,108	2,866
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,468)	(4,273)
Payment of Debt Acquisition Costs	(6,637)	—
Excess Tax Benefits from Share Based Payment Arrangements	10,349	4,102
Net Cash Provided by (Used in) Financing Activities	126,998	(145,900)
Net Increase (Decrease) in Cash	$1,170	$(2,123)

Cash flows from operating activities increased $65.8 million to $331.6 million for fiscal 2017 from $265.8 million for fiscal 2016. This increase was largely attributable to increased net earnings (adjusted for depreciation and amortization, impairment, adjustment of inventory to net realizable value and reduction of prepaid sand liability), an increase in distributions from our joint venture and an increase in cash flow from the change in operating assets and liabilities of approximately $13.1 million, $6.0 million and $57.0 million, respectively.   Excluding the impact of the working capital purchased in the Fairborn Acquisition, cash flows from operating activities were positively impacted by increased accounts payable and accrued liabilities and income tax payable of approximately $40.7 million and $21.2 million, respectively, partially offset by an increase in accounts and notes receivable, inventories and other assets of approximately $9.6 million, $1.0 million and $5.7 million, respectively.

Working capital decreased to $171.1 million at March 31, 2017, compared to $259.4 million at March 31, 2016, primarily due to increased accounts payable, accrued liabilities and current portion of long-term debt, which increased approximately $25.6 million, $9.4 million and $73.2 million, respectively, partially offset by increased accounts and notes receivable and inventories of approximately $16.1 million and $9.2 million, respectively.  Accounts payable and accrued expenses increased due to the timing of payments due in relation to our plant outages in our cement segment and purchases of fiber in our recycled paperboard segment.  The increase in the current portion of long-term debt is related to the maturity of two tranches of our Private Placement Senior Unsecured Notes in the third quarter of fiscal 2018.  Working capital related to the Fairborn Acquisition increased working capital at March 31, 2017 by approximately $10.4 million, and primarily consisted of approximately $4.9 million of accounts receivable and $11.9 million in inventories, partially offset by approximately $6.4 million in accounts payable and accrued liabilities.

The increase in accounts and notes receivable at March 31, 2017, compared to March 31, 2016, is primarily due to increased revenues during the fourth quarter of fiscal 2017, compared to the fourth quarter of fiscal 2016. The increase in accounts receivable was consistent with the increase in revenues during the periods then ended. As a percentage of quarterly sales generated in the fiscal fourth quarter, accounts receivable were 49% at March 31, 2017 and 48% at March 31, 2016. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at March 31, 2017. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at March 31, 2017.

Our inventory balance at March 31, 2017 increased approximately $9.2 million, or 4%, from the inventory balance at March 31, 2016. Excluding the impact of the inventory acquired in the Fairborn Acquisition, inventory would have decreased $2.0 million. Within our inventory, raw materials and materials in progress and frac sand inventory decreased approximately $3.1 million and $2.6 million, respectively, partially offset by increased repair parts inventories of approximately $3.0 million.  Included in the decrease in raw materials and materials-in-progress and frac sand inventory is a write-down of approximately $7.7 million and $0.8 million, respectively, of frac sand at our Corpus Christi location.  This write-down was based on the sales price of proppants in the associated shale basin, which was lower than the value of our inventory.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during fiscal 2017 was approximately $457.4 million, compared to net cash used in investing activities of $122.0 million during fiscal 2016, an increase of approximately $335.4 million. A substantial majority of the increase related to the Fairborn Acquisition in fiscal 2017 that increased net cash used in investing activities by $400.5 million, compared to the Skyway acquisition in fiscal 2016 that increased net cash used in investing activities by $32.4 million. Excluding both the Fairborn and Skyway Acquisitions, capital expenditures decreased by approximately $32.6 million in fiscal 2017. This decrease is related primarily to the completion of several large projects related our oil and gas proppants business that began in fiscal 2015 and were completed in fiscal 2016. We anticipate spending between $30.0 million and $35.0 million on sustaining capital expenditures during fiscal year 2018.

Net cash provided by financing activities was $127.0 million during fiscal 2017, compared to net cash used in financing activities of approximately $145.9 million during fiscal 2016. The $272.9 million increase in net cash provided by financing activities is primarily due to increased borrowings of approximately $185.0 million, a reduction in shares repurchased and retired of $63.5 million and an increase in stock option exercises of $19.2 during fiscal 2017.  The additional borrowings primarily related to the issuance of our Senior Unsecured Notes (see page 50) in August 2016 and the Fairborn Acquisition in February 2017, while the decrease in shares repurchased and retired and the increase in stock option exercises was due primarily to the increase in our stock price during the second half of fiscal 2017.  Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 36.3% and 36.1%, respectively, at March 31, 2017, as compared to 32.8% and 32.6%, respectively, at March 31, 2016.

Debt Financing Activities.

Bank Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $225.0 million of borrowings outstanding at March 31, 2017. Based on our Leverage Ratio, we had $266.2 million of available borrowings, net of the outstanding letters of credit, at March 31, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2017, we had $8.8 million of letters of credit outstanding.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Unsecured Notes.

Our Senior Unsecured Notes are rated by Moody’s Investor Service (“Moody’s”) and Standard and Poor’s Global Ratings (“S&P”).  The ratings are typically monitored by stockholders, creditors or suppliers and an indicator of the Company’s viability.  Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Ba1	BBB
Outlook	Stable	Stable
Guaranteed Senior Notes	Ba1	BBB
	July 25, 2016	July 25, 2016

Private Placement Senior Unsecured Notes –

We entered into a Note Purchase Agreement (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2005A Senior Unsecured Notes (the “Series 2005A Senior Unsecured Notes”) in a private placement transaction on November 15, 2005. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At March 31, 2017, the amount outstanding for the remaining tranche was as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Unsecured Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Unsecured Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction on October 2, 2007. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At March 31, 2017, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Series 2007A Senior Unsecured Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.  During October 2016, the $8.0 million outstanding under Tranche B of the Series 2007A Senior Unsecured Notes matured, and the related notes were repaid and cancelled at that time.

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

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at March 31, 2017.

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

Other Information -

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

We do not have any off-balance sheet debt, except for approximately $40.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At March 31, 2017, we had $8.8 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $20.1 million in performance bonds relating primarily to our mining operations.

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

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares.  During fiscal 2017 and 2016 we repurchased 788,000 and 1,894,000 shares, respectively, at average prices of $76.08 and $65.24, respectively.  At March 31, 2017, we have authorization to purchase an additional 4,817,200 shares.  We did not repurchase any shares in the open market during the fiscal year ended March 31, 2015.

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

Capital Expenditures.

The following table compares capital expenditures:

	Fairborn	For the Fiscal Years Ended March 31,
	Acquisition	2017	2016
		(dollars in thousands)
Land and Quarries	$15,765	$3,274	$20,124
Plants	290,397	29,391	39,683
Buildings, Machinery and Equipment	8,735	24,273	29,756
Total Capital Expenditures	$314,897	$56,938	$89,563

We anticipate maintenance capital expenditures will be approximately $30.0 to $35.0 million for fiscal 2018. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. We are currently planning the build out of our Utica, Illinois facility.  This build out will include the addition of a dry plant and distribution system. We estimate that this build out will cost approximately $70.0 million and will be completed in the summer of 2018.

Contractual and Other Obligations.

We have certain contractual obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations:
Credit Facility (1)	$225,000	$—	$—	$225,000	$—
Senior Unsecured Notes	350,000	—	—	—	350,000
Private Placement Senior Unsecured Notes	117,714	81,214	36,500	—	—
Interest on Credit Facility (2)	17,218	5,617	8,216	3,385	—
Interest on Senior Unsecured Notes	147,000	15,750	31,500	31,500	68,250
Interest on Private Placement Senior Unsecured Notes	8,636	5,088	3,548	—	—
Operating Leases	37,303	9,786	16,915	4,908	5,694
Purchase Obligations (3)	86,999	24,340	21,810	11,851	28,998
Total	$989,870	$141,795	$118,489	$276,644	$452,942

(1)	The Credit Facility expires in August 2021.
(2)

At March 31, 2017, we had $225.0 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at .35% per annum through the expiration of the facility in August 2021. We estimated the future cash flows for interest by assuming a level repayment of the Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas and synthetic gypsum, to pay royalty amounts and capital expenditure commitments.

Based on our current actuarial estimates, we anticipate making contributions of approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2017.

Dividends.

Dividends paid in fiscal years 2017 and 2016 were $19.3 million and $20.0 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Inflation and Changing Prices.

The Consumer Price Index rose approximately 2.1% in calendar 2016, 0.7% in 2015, and 0.8% in 2014. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three-year period. During calendar 2016, the Consumer Price Index for energy increased approximately 2.2%, while the Consumer Price Index for transportation increased approximately 2.8%. These increases, with the exception of energy, are relatively minor, and had minimal impact on our business due to improving efficiencies. The increase in energy prices adversely impacted our manufacturing businesses, but positively impacted our oil and gas proppants segment as demand for oil grew over the latter part of calendar 2016 and into the first quarter of fiscal 2017, increasing the demand for frac sand.  Additional inflationary increases could have an adverse impact on all of our businesses, with the exception of increased oil prices, which would favor our oil and gas proppants business. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors and the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 35.

Recent Accounting Pronouncements

Refer to Footnote (A) of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain information included in this report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. See Item 1A – Risk Factors for a more detailed discussion of specific risks and uncertainties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at March 31, 2017 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $225.0 million of borrowings at March 31, 2017 would increase our interest expense by $2.3 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share and per share data)

	For the Years Ended March 31,
	2017	2016	2015
Revenues	$1,211,220	$1,143,492	$1,066,368
Cost of Goods Sold	899,175	911,875	812,235
Gross Profit	312,045	231,617	254,133
Equity in Earnings of Unconsolidated Joint Venture	42,386	39,083	44,967
Corporate General and Administrative Expense	(33,940)	(37,193)	(30,751)
Other Operating Income	2,139	2,328	3,201
Acquisition and Litigation Expense	(5,480)	—	(6,880)
Interest Expense, Net	(22,631)	(16,583)	(11,743)
Earnings before Income Taxes	294,519	219,252	252,927
Income Taxes	(96,300)	(66,660)	(66,074)
Net Earnings	198,219	152,592	186,853
EARNINGS PER SHARE
Basic	$4.14	$3.08	$3.77
Diluted	$4.10	$3.05	$3.71
AVERAGE SHARES OUTSTANDING
Basic	47,931,518	49,471,157	49,604,249
Diluted	48,361,286	50,070,829	50,372,243
CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(dollars in thousands)

	For the Years Ended March 31,
	2017	2016	2015
Net Earnings	$198,219	$152,592	$186,853
Net Actuarial Change in Defined Benefit Plans:
Unrealized (gain) loss during the period, net of tax expense (benefit) of $1,554, ($488) and ($3,746)	(2,765)	613	6,173
Amortization of Net Actuarial Loss, net of tax benefit of $752, $760 and $242	1,248	1,271	411
Comprehensive Earnings	$202,232	$153,250	$193,437

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2017	2016
ASSETS
Current Assets -
Cash and Cash Equivalents	$6,561	$5,391
Accounts and Notes Receivable, net	136,313	120,221
Inventories	252,846	243,595
Income Tax Receivable	$—	5,623
Prepaid and Other Assets	4,904	5,173
Total Current Assets	400,624	380,003
Property, Plant and Equipment -	2,439,438	2,072,776
Less: Accumulated Depreciation	(892,601)	(817,465)
Property, Plant and Equipment, net	1,546,837	1,255,311
Notes Receivable	815	2,672
Investment in Joint Venture	48,620	49,465
Goodwill and Intangible Assets, net	235,505	165,827
Other Assets	14,723	30,357
	$2,247,124	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$92,193	$66,614
Accrued Liabilities	55,379	45,975
Income Tax Payable	733	—
Current Portion of Long-term Debt	81,214	8,000
Total Current Liabilities	229,519	120,589
Long-term Debt	605,253	499,714
Other Long-term Liabilities	42,878	61,122
Deferred Income Taxes	166,024	161,679
Total Liabilities	1,043,674	843,104
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,453,268 and 48,526,843 Shares, respectively.	485	485
Capital in Excess of Par Value	149,014	168,969
Accumulated Other Comprehensive Losses	(7,396)	(11,409)
Retained Earnings	1,061,347	882,486
Total Stockholders’ Equity	1,203,450	1,040,531
	$2,247,124	$1,883,635

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended March 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$198,219	$152,592	$186,853
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	91,791	97,105	76,299
Inventory Adjustment to Net Realizable Value	8,492	9,382	—
Impairment of Intangible Assets	—	34,999	—
Reduction of Prepaid Sand Liability	(2,000)	(10,658)	—
Deferred Income Tax Provision	2,203	(2,323)	5,805
Stock Compensation Expense	12,069	17,346	13,030
Excess Tax Benefits from Share Based Payment Arrangements	(10,349)	(4,102)	(5,743)
Equity in Earnings of Unconsolidated Joint Venture	(42,386)	(39,083)	(44,967)
Distributions from Joint Venture	43,250	37,250	40,375
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(14,235)	(4,553)	4,196
Inventories	(6,636)	(15,122)	(38,741)
Accounts Payable and Accrued Liabilities	33,687	(7,061)	(11,499)
Other Assets	788	4,468	520
Income Taxes Payable	16,705	(4,473)	7,993
Net Cash Provided by Operating Activities	331,598	265,767	234,121
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(56,938)	(89,563)	(111,573)
Acquisition Spending	(400,488)	(32,427)	(237,171)
Net Cash Used in Investing Activities	(457,426)	(121,990)	(348,744)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(157,000)	52,000	141,000
Repayment of Senior Notes	(8,000)	(57,045)	(9,500)
Issuance of Long-term Debt	350,000	—	—
Dividends Paid to Stockholders	(19,341)	(20,020)	(20,072)
Purchase and Retirement of Common Stock	(60,013)	(123,530)	—
Proceeds from Stock Option Exercises	22,108	2,866	4,311
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,468)	(4,273)	(4,166)
Payment of Debt Issuance Costs	(6,637)	—	(1,661)
Excess Tax Benefits from Share Based Payment Arrangements	10,349	4,102	5,743
Net Cash Provided by (Used in) Financing Activities	126,998	(145,900)	115,655
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,170	(2,123)	1,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,391	7,514	6,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,561	$5,391	$7,514

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance at March 31, 2014	$501	$253,524	$582,957	$(5,483)	$831,499
Net Earnings	—	—	186,853	—	186,853
Stock Option Exercises and Restricted Share Vesting	1	4,310	—	—	4,311
Tax Benefit-Stock Option Exercise	—	5,743	—	—	5,743
Dividends to Stockholders	—	—	(20,093)	—	(20,093)
Stock Compensation Expense	—	13,030	—	—	13,030
Shares Redeemed to Settle Employee Taxes	—	(4,166)	—	—	(4,166)
Unfunded Pension Liability, net of tax	—	—	—	(6,584)	(6,584)
Balance at March 31, 2015	$502	$272,441	$749,717	$(12,067)	$1,010,593
Net Earnings	—	—	152,592	—	152,592
Stock Option Exercises and Restricted Share Vesting	2	2,864	—	—	2,866
Tax Benefit-Stock Option Exercise	—	4,102	—	—	4,102
Purchase and Retirement of Common Stock	(19)	(123,511)	—	—	(123,530)
Dividends to Stockholders	—	—	(19,823)	—	(19,823)
Stock Compensation Expense	—	17,346	—	—	17,346
Shares Redeemed to Settle Employee Taxes	—	(4,273)	—	—	(4,273)
Unfunded Pension Liability, net of tax	—	—	—	658	658
Balance at March 31, 2016	$485	$168,969	$882,486	$(11,409)	$1,040,531
Net Earnings	—	—	198,219	—	198,219
Stock Option Exercises and Restricted Share Vesting	8	22,100	—	—	22,108
Tax Benefit-Stock Option Exercise	—	10,349	—	—	10,349
Purchase and Retirement of Common Stock	(9)	(60,004)	—	—	(60,013)
Dividends to Stockholders	—	—	(19,358)	—	(19,358)
Stock Compensation Expense	1	12,068	—	—	12,069
Shares Redeemed to Settle Employee Taxes	—	(4,468)	—	—	(4,468)
Unfunded Pension Liability, net of tax	—	—	—	4,013	4,013
Balance at March 31, 2017	$485	$149,014	$1,061,347	$(7,396)	$1,203,450

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

Accounts and Notes Receivable –

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $10.7 million and $10.2 million at March 31, 2017 and 2016, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.2 million at March 31, 2017, of which approximately $3.4 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%, which was approximately 4.5% on March 31, 2017. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2018 and 2021. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers. At March 31, 2017 and 2016, approximately $0.3 million of our allowance for doubtful accounts is related to our notes receivable.

Inventories –

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2017	2016
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$122,736	$119,060
Finished Cement	24,428	21,834
Gypsum Wallboard	7,951	5,839
Paperboard	8,635	7,575
Frac Sand	2,907	5,501
Aggregates	7,686	10,660
Repair Parts and Supplies	73,732	68,155
Fuel and Coal	4,771	4,971
	$252,846	$243,595

 During fiscal 2017, we wrote down approximately $7.7 million and $0.8 million of raw materials and materials-in-process and frac sand, respectively.  During fiscal 2016, we wrote down approximately $9.4 million of raw materials and materials-in-process.  These inventories related to our Oil and Gas Proppants segment.

Property, Plant and Equipment –

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $86.0 million, $84.2 million and $69.7 million for the years ended March 31, 2017, 2016 and 2015, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2017 and 2016, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

During calendar 2015, the continued decline in oil prices adversely impacted oil and gas drilling activity, leading to further reductions in demand and pricing for proppants.  This reduction in demand adversely impacted performance under our customer contracts for our frac sand business, resulting in the amendment of certain of these contracts.  Based on the reduced demand for proppants and the executed and pending amendments to our customer contracts, we concluded that long-lived asset impairment indicators were present during the quarters ended September 30, 2015 and March 31, 2016 for our customer contract intangible assets.  We performed recovery tests to determine if any of the customer contract intangible assets related to our oil and gas proppants business unit were impaired at September 30, 2015 and March 31, 2016.  Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our oil and gas proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets at both September 30, 2015 and March 31, 2016.   For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated an estimated fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (“WACC”).  The WACC was determined from relevant market comparisons, and adjusted for specific risks.  This analysis resulted in impairment losses of approximately $28.4 million and $6.6 million for the quarters ended September 30, 2015 and March 31, 2016, respectively, which is included in cost of goods sold in the Consolidated Statement of Earnings for fiscal year 2016.  There was no impairment of long-lived and intangible assets during fiscal 2017.

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

Intangible Assets: Intangible assets, including the impact of the impairment charges discussed above, at March 31, 2017 and 2016 consist of the following:

	March 31, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$(56,303)	$15,957
Sales Contracts	4 years	2,500	(2,500)	—
Permits	40 years	28,440	(7,262)	$21,178
Goodwill		198,370	—	$198,370
Total Goodwill and Intangible Assets		$301,570	$(66,065)	$235,505

At March 31, 2017, approximately $2.9 million of customer contracts and relationships is related to our oil and gas proppants segment.  During fiscal 2017, we wrote-off a customer contract in our oil and gas proppants segment valued at $1.3 million due to the termination of the contract.  At March 31, 2016, we had a $2.0 liability related to prepayment for sand under one of our contracts.  This contract expired on June 30, 2016, at which time the customer prepayment was forfeited under the terms of the contract.  The $2.0 million was recorded as a reduction of cost of goods sold in our Consolidated Statement of Earnings.

	March 31, 2016
	Amortization Period	Cost	Amortization Expense	Impairment	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets and Goodwill:
Customer contracts and relationships	15 years	$63,260	$11,634	$34,999	$(52,627)	$10,633
Sales contracts	4 years	2,500	625	—	(2,083)	$417
Permits	40 years	27,440	652	—	(6,548)	$20,892
Goodwill		133,885	—	—	—	$133,885
Total intangible assets and goodwill		$227,085	$12,911	$34,999	$(61,258)	$165,827

At March 31, 2016, approximately $5.6 million of customer contracts and relationships is related to our oil and gas proppants segment.  Under the terms of one of the contracts, the customer prepaid $15.0 million for sand, of which $12.7 million was available at March 31, 2015. This prepayment would be credited to the customer based on future sand purchases required by the contract.  This customer has not made the required purchases in accordance with the terms of the contract, and therefore has forfeited approximately $10.7 million of the prepaid balance.  The reversal of the $10.7 million was recorded as a reduction to cost of goods sold in our oil and gas proppants segment during fiscal 2016.  The remaining $2.0 million liability is included in Other Long-Term Liabilities on the consolidated Balance Sheet at March 31, 2016.

During fiscal 2017, sales contracts with two of our customers in our oil and gas proppants business expired, or were terminated.  These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated, and we entered into settlement agreements with such customers in connection with their failure to purchase the contractually required amounts.  Based on these settlement agreements, we received settlement payments of approximately $12.9 million in exchange for releasing our claims against such customers.  The settlement payments were recorded in our fiscal 2017 income statement as a reduction of cost of goods sold in our Consolidated Statement of Earnings.

Amortization expense of intangibles was $4.8 million, $12.9 million and $5.7 million for the years ended March 31, 2017, 2016 and 2015, respectively, excluding the impairment expense in fiscal 2016, as discussed above. Amortization expense is expected to be approximately $3.2 million for fiscal years 2018 and 2019, $2.3 million per year for fiscal year 2020, $1.8 million for fiscal year 2021, and $1.7 million for fiscal year 2022.

Other Assets –

Other assets are primarily composed of financing costs related to our revolving credit facility, deferred expenses, and deposits.

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

Stock Repurchases –

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares.  During fiscal 2017, and 2016 we repurchased 788,800 and 1,894,000 shares, respectively, at average prices of $76.08 and $65.24, respectively.  At March 31, 2017, we have authorization to purchase an additional 4,817,200 shares.  We did not repurchase any shares in the open market during the fiscal year ended March 31, 2015.

Revenue Recognition –

Revenue from the sale of cement, gypsum wallboard, paperboard, frac sand, concrete and aggregates is recognized when title and ownership are transferred upon shipment to the customer. Fees for shipping and handling are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses.

We classify amounts billed to customers for freight as revenues and freight costs as cost of goods sold, respectively, in the Consolidated Statements of Earnings. Approximately $138.0 million, $139.5 million and $124.0 million were classified as cost of goods sold in the years ended March 31, 2017, 2016 and 2015, respectively.

Other income (loss) includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income and trucking income as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses –

As of March 31, 2017, we have an accumulated other comprehensive loss of $7.4 million, which is net of income taxes of $4.5 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures –

Interest payments made during the years ended March 31, 2017, 2016 and 2015 were $19.0 million, $16.9 million and $15.1 million, respectively.

We made net payments of $76.1 million, $63.9 million and $78.3 million for federal and state income taxes in the years ended March 31, 2017, 2016 and 2015, respectively.

Statements of Consolidated Earnings – Supplemental Disclosures –

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $101.5 million, $95.1 million and $86.7 million in the years ended March 31, 2017, 2016 and 2015, respectively, which is included in cost of goods sold on the Consolidated Statement of Earnings.

Selling, general and administrative expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate general and administrative (“Corporate G&A”) expenses include administration, financial, legal, employee benefits and other corporate activities and are shown separately in the consolidated statements of earnings. Corporate G&A also includes stock compensation expense. See Note (J), Stock Option Plans, for more information.

Total selling, general and administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Operating Units Selling, G&A	$57,004	$56,110	$49,326
Corporate G&A	33,940	37,193	30,751
	$90,944	$93,303	$80,077

Earnings Per Share –

	For the Years Ended March 31,
	2017	2016	2015
Weighted-Average Shares of Common Stock Outstanding	47,931,518	49,471,157	49,604,249
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,000,556	1,146,807	1,350,556
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(726,223)	(768,886)	(868,636)
Restricted Stock Units	155,435	221,751	286,074
Weighted-Average Common Stock and Dilutive Securities Outstanding	48,361,286	50,070,829	50,372,243

The “Less Shares Repurchased from Proceeds of Assumed Exercised Options” line includes unearned compensation related to outstanding stock options.

There were 513,262, 688,420 and 285,267 stock options at an average exercise price of $80.59 per share, $80.51 per share and $82.72 per share that were excluded from the computation of diluted earnings per share for the years ended March 31, 2017, 2016 and 2015, respectively, because such inclusion would have been anti-dilutive.

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

New Accounting Standards –

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently performing an evaluation of segments with long-term customer contracts.  The businesses with the majority of the long-term customer contracts are not a significant part of our consolidated revenues.

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

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of fiscal 2018 and will be applied prospectively for excess tax benefits and deficiencies related to stock compensation awards.  Beginning in fiscal 2018, all excess benefits and deficiencies related to stock compensation will be recognized as income tax expense or benefit in the period in which the awards vest or are settled, instead of being recognized as a component of equity.  Also upon adoption, we will elect an accounting policy to account for forfeitures as they occur, rather than estimating upon the issuance of stock awards and adjusting the estimate over the life of the awards.   Upon adoption, we will record a cumulative effect change in accounting principal to retained earnings of approximately $0.7 million.  The adoption of this standard will result in volatility in the provision for income taxes depending on fluctuations in the price of the Company's stock.

In April 2015, the FASB issued ASU 2015-03, "Interest – Imputation of Interest (Subtopic 830-30: Simplifying the Presentation of Debt Issuance Costs", which requires discounts, premiums and debt issue costs related to borrowings be reported on the balance sheet as a direct reduction of the associated borrowing. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit. We adopted these standards during the first quarter of fiscal 2017.  At the time of adoption, we did not have any debt discounts, premiums or debt issue costs related to our outstanding debt; therefore, there was no impact from adopting these standards on our March 31, 2016 balance sheet.

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, “Simplifying the Measurement of Inventory”.  This standard requires inventory to be measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  We adopted this standard during the first quarter of fiscal 2017.  The adoption of this standard did not have any impact on our consolidated financial statements.

Acquisition and Litigation Expense

Acquisition and litigation expense consists primarily of expenses incurred during the Fairborn and CRS acquisitions, as discussed in Footnote (B) to the Consolidated Financial Statements, and significant legal expenses incurred during litigation primarily involving the lawsuit against the Internal Revenue Service (“IRS”), as discussed in Footnote (H) to the Consolidated Financial Statements.

(B) ACQUISITIONS

Fairborn Acquisition

On February 10, 2017, we completed the previously announced acquisition (the “Fairborn Acquisition”) of certain assets of Cemex Construction Materials Atlantic, LLC (the “Seller”). The assets acquired by the Company in the Fairborn Acquisition include a cement plant located in Fairborn, Ohio, a cement distribution terminal located in Columbus, Ohio, and certain other related assets.

Purchase Price: The purchase price (the “Fairborn Purchase Price”) of the Fairborn Acquisition was approximately $400.5 million. We funded the payment of the Fairborn Purchase Price at closing and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under our bank credit facility.

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company engaged a third-party to perform appraisal valuation to support the Company’s preliminary estimate of the fair value of certain assets acquired in the Fairborn Acquisition.

The preparation of the valuation of the assets acquired and liabilities assumed in the Fairborn Acquisition requires the use of significant assumptions and estimates. Critical estimates include, but are not limited to, replacement value and condition of property and equipment, future expected cash flows, including projected revenues and expenses, and applicable discount rates for intangible and other assets. These estimates are based on assumptions that we believe to be reasonable. However, actual results may differ from these estimates.

The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Fairborn Acquisition.  These values are subject to change as we perform additional reviews of the property and equipment, repair parts and the asset retirement obligation. The following table summarizes the provisional allocation of the Fairborn Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation at acquisition date (in thousands)	As of February 10, 2017
Inventories	$11,106
Property and Equipment	314,897
Intangible Assets	10,000
Other Assets	4,000
Asset Retirement Obligation	(4,000)
Total Net Assets	336,003
Goodwill	64,485
Total Estimated Purchase Price	$400,488

 Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed.  The goodwill was generated by the availability of co-product sales and the opportunity associated with the expansion of our cement business to the eastern region of the United States.  All of the goodwill generated by the transaction will be deductible for income tax purposes.

Intangible Assets: The following table is a summary of the fair value estimates of the identifiable intangible assets (in thousands) and their weighted-average useful lives:

	Weighted Average Life	Estimated Fair Value
Customer Relationships	15	9,000
Permits	40	1,000
Total Intangible Assets		$10,000

Actual and pro forma impact of the Fairborn Acquisition: The following table presents the net sales and operating loss related to the Fairborn Acquisition that has been included in our consolidated statement of earnings from February 10, 2017 through the end of the fiscal year:

For the Fiscal Year
Ended March 31,
2017
(dollars in thousands)
Revenues	$7,022
Operating Loss	$(2,394)

Operating loss shown above for fiscal 2017 has been impacted by approximately $1.9 million and $1.5 million related to depreciation and amortization and the recording of acquired inventory at fair value, respectively.

The unaudited pro forma results presented below include the effects of the Fairborn Acquisition as if it had been consummated as of April 1, 2015. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Fairborn Acquisition and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, material nonrecurring charges directly related to the Fairborn Acquisition of approximately $5.5 million have been excluded from pro forma net income for fiscal 2016.

	For the Fiscal Year Ended March 31,
	2017	2016
	(dollars in thousands)
Revenues	$1,280,511	$1,218,254
Net Income	$205,343	$156,465
Earnings per share – basis	$4.28	$3.16
Earnings per share - diluted	$4.25	$3.12

The pro forma results do not include any anticipated synergies or other expected benefits of the Fairborn Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Fairborn Acquisition been consummated as of April 1, 2015.

Skyway Acquisition

On July 10, 2015, we completed the acquisition of a 600,000 ton per year Granulated Ground Blast Furnace Slag (“Slag”) plant in South Chicago (the “Skyway Plant”) from Holcim (US) Inc. (the “Skyway Acquisition”).  Among other applications, slag is used in conjunction with Portland cement to make a lower permeability concrete.  The Skyway Plant purchases its primary raw material, slag, pursuant to a long-term supply agreement with a third party.

The purchase price (the “Skyway Purchase Price”) for the Skyway Acquisition was approximately $29.9 million, net of $2.5 million to be refunded by the seller. We received $1.5 million of the refund in January 2016 and the remaining $1.0 million in January 2017.  We funded the payment of the Skyway Purchase Price and expenses incurred in connection with the Skyway Acquisition through operating cash flow and borrowings under our bank credit facility.  We also assumed certain liabilities, including contractual obligations, related to the Skyway Plant.  The purchase price was allocated as follows: $1.9 million to accounts and notes receivable; $2.3 million to inventories; $24.6 million to property, plant and equipment; $1.2 million to intangible assets; $1.4 million to goodwill; and $1.0 million to other assets.

(C) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2017	2016
	(dollars in thousands)
Land and Quarries	$402,698	$384,688
Plants	1,820,908	1,498,387
Buildings, Machinery and Equipment	175,526	165,086
Construction in Progress	40,306	24,615
	2,439,438	2,072,776
Accumulated Depreciation	(892,601)	(817,465)
	$1,546,837	$1,255,311

(D) Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2017	2016
	(dollars in thousands)
Payroll and Incentive Compensation	$22,850	$19,956
Benefits	11,503	10,663
Interest	5,992	3,373
Property Taxes	4,759	4,186
Power and Fuel	1,536	1,390
Legal	2,459	1,486
Sales and Use Tax	944	549
Acquisition Related Expenses	350	—
Other	4,986	4,372
	$55,379	$45,975

(E) Indebtedness

Long-term debt consists of the following:

	As of
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Bank Credit Facility	$225,000	$382,000
4.500% Senior Unsecured Notes Due 2026	350,000	—
Private Placement Senior Unsecured Notes	117,714	125,714
Total Debt	692,714	507,714
Less: Current Portion of Long-term Debt	(81,214)	(8,000)
Less: Debt Origination Costs	(6,247)	—
Long-term Debt	$605,253	$499,714

The weighted-average interest rate of our Private Placement Senior Unsecured Notes was 6.0%, 5.9% and 5.8% during fiscal 2017, 2016 and 2015, respectively, while the average interest rate at March 31, 2017 and 2016 was 6.0% and 5.9%, respectively.

The weighted-average interest rate of borrowings under our Credit Facility during fiscal 2017, 2016 and 2015 was 1.9%, 1.6% and 1.5%, respectively. The interest rate on the Credit Facility was 2.4% and 1.8% at March 31, 2017 and 2016, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2018	$81,214
2019	—
2020	36,500
2021	—
2022	225,000
Thereafter	350,000
Total	$692,714

Credit Facility -

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $225.0 million of borrowings outstanding at March 31, 2017. Based on our Leverage Ratio, we had $266.2 million of available borrowings, net of the outstanding letters of credit, at March 31, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2017, we had $8.8 million of letters of credit outstanding.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and

Private Placement Senior Unsecured Notes. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Unsecured Notes.

Private Placement Senior Unsecured Notes -

We entered into a Note Purchase Agreement (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior, unsecured notes, designated as Series 2005A Senior Unsecured Notes (the “Series 2005A Senior Unsecured Notes”) in a private placement transaction on November 15, 2005. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches.  At March 31, 2017, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Unsecured Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Unsecured Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction on October 2, 2007. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches. At March 31, 2017, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Series 2007A Senior Unsecured Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2005 Note Purchase Agreement and the 2007 Note Purchase Agreement (together, the “Private Placement Note Purchase Agreements”) and the Private Placement Senior Unsecured Notes are equal in right of payment with all other senior, unsecured debt of the Company, including our debt under the Credit Facility and Senior Unsecured Notes. The Private Placement Note Purchase Agreements contain customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets or to merge or consolidate with third parties.

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less.  The 2007A Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as Consolidated EBITDA, defined above, to consolidated interest expense)) of at least 2.50 to 1.0.  In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, and (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at March 31, 2017 and throughout the fiscal year.

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

(F) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Private Placement Senior Unsecured Notes and Senior Unsecured Notes at March 31, 2017 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	$58,128
Series 2007A Tranche C	24,418
Series 2007A Tranche D	39,119
4.500% Senior Unsecured Notes Due 2026	348,250

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at March 31, 2017 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at March 31, 2017.

(G) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.  Operations related to the Skyway Acquisition will be included in the cement segment, as this plant has an identical customer base and is managed by the cement division.

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

We operate seven cement plants, one slag grinding facility, seventeen cement distribution terminals, five gypsum wallboard plants, a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations, two frac sand processing facilities, three frac sand drying facilities and six frac sand trans-load locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, southern Ohio and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposits across the United States.

We conduct one of our seven cement plant operations, Texas Lehigh Cement Company LP in Buda, Texas, through a Joint Venture. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture’s revenues and operating earnings, which is consistent with the way management reports the segments within the Company for making operating decisions and assessing performance.

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Revenues -
Cement	$566,321	$528,499	$488,644
Gypsum Wallboard	473,651	461,457	437,514
Paperboard	167,065	149,192	142,690
Oil and Gas Proppants	34,623	57,591	81,381
Concrete and Aggregates	154,592	128,073	107,892
	1,396,252	1,324,812	1,258,121
Less: Intersegment Revenues	(79,116)	(73,862)	(65,533)
Less: Joint Venture Revenues	(105,916)	(107,458)	(126,220)
	$1,211,220	$1,143,492	$1,066,368

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Intersegment Revenues -
Cement	$15,781	$13,939	$9,598
Paperboard	62,073	59,001	55,060
Concrete and Aggregates	1,262	922	875
	$79,116	$73,862	$65,533
Cement Sales Volumes (M tons) -
Wholly-Owned	3,934	3,903	3,744
Joint Venture	937	875	1,055
	4,871	4,778	4,799

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Operating Earnings -
Cement	$153,525	$137,854	$117,527
Gypsum Wallboard	159,866	159,352	145,871
Paperboard	37,601	32,153	31,512
Oil and Gas Proppants	(14,633)	(68,466)	(2,546)
Concrete and Aggregates	18,072	9,807	6,736
Other, net	2,139	2,328	3,201
Sub-Total	356,570	273,028	302,301
Corporate General and Administrative	(33,940)	(37,193)	(30,751)
Acquisition, Litigation and Other Expense	(5,480)	—	(6,880)
Earnings Before Interest and Income Taxes	317,150	235,835	264,670
Interest Expense, net	(22,631)	(16,583)	(11,743)
Earnings Before Income Taxes	$294,519	$219,252	$252,927
Cement Operating Earnings -
Wholly-Owned	$111,139	$98,771	$72,560
Joint Ventures	42,386	39,083	44,967
	$153,525	$137,854	$117,527
Capital Expenditures -
Cement	$32,790	$20,262	$27,086
Gypsum Wallboard	11,393	4,832	7,129
Paperboard	3,996	5,542	1,888
Oil and Gas Proppants	1,534	40,144	61,484
Concrete and Aggregates	6,528	18,783	13,851
Other, net	697	—	135
	$56,938	$89,563	$111,573
Depreciation, Depletion and Amortization -
Cement	$36,727	$33,400	$31,839
Gypsum Wallboard	18,728	19,988	20,092
Paperboard	8,425	8,312	8,251
Oil and Gas Proppants	18,255	27,227	8,839
Concrete and Aggregates	7,931	6,260	5,533
Corporate and Other	1,725	1,918	1,745
	$91,791	$97,105	$76,299

	As of March 31,
	2017	2016	2015
	(dollars in thousands)
Identifiable Assets
Cement	$1,234,617	$819,994	$777,956
Gypsum Wallboard	379,414	392,523	403,279
Paperboard	124,356	127,371	123,519
Oil and Gas Proppants	376,306	409,497	455,572
Concrete and Aggregates	110,413	106,634	96,610
Other, net	22,018	27,616	23,390
	$2,247,124	$1,883,635	$1,880,326

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

The segment breakdown of goodwill at March 31, 2017 and 2016 is as follows:

	For the Years Ended March 31,
	2017	2016
	(dollars in thousands)
Cement	$74,214	$9,729
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$198,370	$133,885

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those accounts):

	For the Years Ended March 31,
	2017	2016
	(dollars in thousands)
Revenues	$215,569	$214,916
Gross Margin	$90,098	$84,380
Earnings Before Income Taxes	$84,772	$78,166

	March 31, 2017	March 31, 2016
	(dollars in thousands)
Current Assets	$73,767	$70,491
Non-Current Assets	$42,337	$41,464
Current Liabilities	$22,293	$15,964

(H) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$86,459	$64,256	$62,424
State	7,638	4,727	(2,155)
	94,097	68,983	60,269
Deferred Provision (Benefit) -
Federal	7,274	(546)	(962)
State	(5,071)	(1,777)	6,767
	2,203	(2,323)	5,805
Provision for Income Taxes	$96,300	$66,660	$66,074

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Earnings Before Income Taxes	$294,519	$219,252	$252,927
Income Taxes at Statutory Rate	$103,082	$76,738	$88,524
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	1,668	1,166	4,582
Statutory Depletion in Excess of Cost	(1,216)	(5,672)	(4,367)
Domestic Production Activities Deduction	(7,615)	(6,302)	(6,853)
Meals and Entertainment Disallowance	626	629	647
IRS Settlement	—	—	(16,559)
Other	(245)	101	100
Provision for Income Taxes	$96,300	$66,660	$66,074
Effective Tax Rate	33%	30%	26%

Components of deferred income taxes are as follows:

	March 31,
	2017	2016
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(161,204)	$(157,260)
Depletion	(18,638)	(21,911)
Repair Parts	(1,747)	(2,446)
State Income Taxes, net	(8,883)	(12,552)
Other	(8,515)	(4,147)
Total Deferred Tax Liabilities	$(198,987)	$(198,316)
Items Giving Rise to Deferred Tax Assets -
Accrual Changes	$12,992	$11,855
Bad Debts	3,895	3,604
Uniform Capitalization	2,989	2,174
Deferred Revenue	—	700
Long-term Incentive Compensation Plan	8,691	11,458
Pension and Other	4,396	6,846
Total Deferred Tax Assets	$32,963	$36,637

Uncertain tax position –

We are subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

Reconciliation of the consolidated liability for gross unrecognized tax benefits, excluding interest, from April 1, 2014 to March 31, 2017, is as follows:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Balance at Beginning of Year	$—	$—	$24,802
Increase related to prior tax positions	—	—	—
Decrease related to prior tax positions	—	—	(24,802)
Payments	—	—	—
	$—	$—	$—

We recognize penalties associated with uncertain tax positions as part of the tax provision, while interest associated with uncertain tax positions is included in interest expense. The following is a summary of the amounts of interest and penalties recognized in relation to our uncertain tax position:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Accrued interest recognized	$—	$—	$(3,847)
Accrued penalties recognized	$—	$—	$(6,475)

There was no accrued interest or penalties related to our uncertain tax position during the fiscal years ended March 31, 2017, 2016 and 2015.

In May 2011, we filed a lawsuit against the IRS in Federal District Court to recover all of the amounts paid to the IRS with respect to our uncertain tax position for 2001 to 2006. We reached an agreement with the IRS to settle this case, which was approved by the U.S. Department of Justice in January 2015.  Under the terms of the settlement agreement, we dismissed our lawsuit seeking to recover taxes, interest and penalties paid, in exchange for the IRS conceding 40% of the penalties, plus related interest, to date.  The impact from the settlement agreement was approximately $17 million, including state benefits, which was recorded as a reduction of income tax expense during the fourth quarter of fiscal 2015.  The related interest refund of approximately $4.4 million was also recorded during the fourth quarter of fiscal 2015.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2017, we had contingent liabilities under these outstanding letters of credit of approximately $8.8 million.

We are currently contingently liable for performance under $20.1 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry

Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. In January 2017, NCC entered into a Consent Decree in which NCC agreed to install at its Fernley, Nevada plant certain emission control equipment (selective non-catalytic reduction) to reduce nitrous oxide emissions and to pay a penalty of $0.6 million.  NCC also agreed to replace two existing vehicles with two new vehicles with more efficient Tier 4 engines.  Under the terms of the Consent Decree, NCC will complete the installation of the emission control equipment and vehicle replacement in approximately 2 years.  It is anticipated that the investment in the new emission control equipment and vehicles will cost approximately $3.0 million. In the Consent Decree NCC denies all allegations set forth in the NOVs and the Complaint which is to be filed simultaneously with the entry of the Consent Decree, and the Consent Decree resolves all such claims by the government.  The Consent Decree was signed by the EPA and DOJ and was lodged in US District Court for the District of Nevada in May 2017.  The Consent Decree is subject to approval by the Court after a thirty-day comment period.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement but granted Certainteed’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  Class certification proceedings are ongoing. The Court held an evidentiary hearing on the direct purchaser plaintiff’s motion for class certification in April 2017 and has scheduled a hearing on indirect purchase plaintiff’s motion for class certification in June 2017.  We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2017. The contracts are for approximately 25% of our anticipated natural gas usage.

We have certain operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for fiscal years 2017, 2016 and 2015 totaled $11.3 million, $10.3 million and $5.9 million, respectively. Minimum annual rental commitments as of March 31, 2017, under noncancelable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2018	$9,786
2019	$8,947
2020	$8,418
2021	$2,904
2022	$2,004
Thereafter	$5,694

(J) Stock Option Plans

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

Long-Term Compensation Plans –

Options. In May 2016, the Compensation Committee of the Board of Directors approved the granting of an aggregate of 91,074 performance vesting stock options pursuant to the Plan to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2017 Employee Performance Stock Option Grant”). The performance criterion for the Fiscal 2017 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2017.  All stock options will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all stock options granted will be forfeited.  During fiscal 2017, the return on equity was approximately 17.7%; therefore approximately 89,500 options were earned, with the remaining options forfeited. The earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining options vesting on March 31, 2018 through 2020. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 75,896 time vesting stock options to the same officers and key employees, which vest ratably over a four year period (the “Fiscal 2017 Employee Time Vesting Stock Option Grant”).  The stock options have a term of ten years from the date of grant. In August 2016, we granted 17,894 stock options to members of the Board of Directors (the “Fiscal 2017 Board of Directors Stock Option Grant”). Stock options granted under the Fiscal 2017 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2017 Employee Performance Stock Option Grant, the Fiscal 2017 Employee Time Vesting Option Grant and Fiscal 2016 Board of Directors Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model.

All stock options issued during fiscal 2017 and 2016 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2017 and 2016 are as follows:

	2017	2016
Dividend Yield	1.3%	2.0%
Expected Volatility	36.5%	36.5%
Risk Free Interest Rate	1.40%	1.85%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $5.3 million, $7.5 million and $6.2 million, for the years ended March 31, 2017, 2016 and 2015, respectively. At March 31, 2017, there was approximately $7.3 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the years presented:

	For the Years Ended March 31,
	2017		2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	1,817,763	$53.03	1,665,565	$46.37	2,788,999	$41.83
Granted	202,364	$77.76	318,572	$79.83	297,151	$86.41
Exercised	(677,566)	$34.46	(137,874)	$27.58	(151,085)	$32.38
Cancelled	(19,182)	$70.30	(28,500)	$86.35	(1,269,500)	$47.43
Outstanding Options at End of Year	1,323,379	$66.07	1,817,763	$53.03	1,665,565	$46.37
Options Exercisable at End of Year	874,116		1,285,412		1,035,166
Weighted Average Fair Value of Options Granted during the Year		$25.22		$24.27		$32.31

The following table summarizes information about stock options outstanding at March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $30.74	137,285	3.06	$24.71	136,285	$24.67
$33.43 - $37.34	191,627	5.21	$33.86	185,627	$33.80
$53.22 - $77.67	436,227	7.60	$70.18	228,400	$67.16
$79.73 - $106.00	558,240	7.86	$84.09	323,804	$84.99
	1,323,379	6.89	$66.07	874,116	$60.05

At March 31, 2017, the aggregate intrinsic value for outstanding and exercisable options was approximately $41.1 million and $32.4 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2017 was approximately $32.9 million.

Restricted Stock. In May 2016, the Compensation Committee approved the granting of an aggregate of 63,029 shares of performance vesting restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2017 Employee Restricted Stock Performance Award”). The performance criterion for the Fiscal 2017 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from 11.0% to 18.0%, for the fiscal year ended March 31, 2017.  All restricted shares will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all awards will be forfeited.  During fiscal 2017, the return on equity was approximately 17.7%; therefore approximately 62,000 shares were earned, with the remaining shares forfeited. Restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date and the remaining restrictions lapsing on March 31, 2018 through 2020. The Compensation Committee also approved the granting of 52,527 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the “Fiscal 2017 Employee Restricted Stock Time Vesting Award).  Both of the Fiscal 2017 Employee Restricted Stock Performance Award and the Fiscal 2017 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant, and are being expensed over a four-year period. In August 2016, we granted 11,173 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2017 Restricted Stock Award”). Awards issued under the Board of Directors Fiscal 2017 Restricted Stock Award do not fully vest until the retirement of each director, in accordance with the Company’s director retirement policy.

Expense related to restricted shares was $6.8 million, $9.8 million and $6.8 million in fiscal years ended March 31, 2017, 2016 and 2015, respectively. At March 31, 2017, there were approximately 375,000 shares with remaining restrictions for which $16.6 million of unearned compensation, net of estimated forfeitures, will be recognized over a weighted-average period of 2.8 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,329,248 at March 31, 2017. Of the available shares, up to 1,386,296 can be used for future restricted stock and restricted stock unit grants.

(K) Net Interest Expense

The following components are included in interest expense, net:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Interest Income	$(40)	$(6)	$(6)
Interest Expense	21,595	15,891	14,768
Interest Expense (Income) – IRS	—	—	(3,847)
Other Expenses	1,076	698	828
Interest Expense, net	$22,631	$16,583	$11,743

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and bank credit facility costs.

Interest expense (income) – IRS relates to interest accrued on our unrecognized tax benefits, primarily related to the Republic Asset Acquisition.  As noted in Footnote (H) of the Notes to Consolidated Financial Statements, our settlement with the IRS was finalized in January 2015.  As a result of the settlement, we received approximately $4.4 million of interest related to penalties paid to the IRS during fiscal 2015.

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all of our defined benefit plans over the two-year period ended March 31, 2017 and a statement of the funded status as of March 31, 2017 and 2016:

	For the Years Ended March 31,
	2017	2016
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$42,281	$41,791
Service Cost - Benefits Earned During the Period	1,001	1,039
Interest Cost on Projected Benefit Obligation	1,584	1,525
Amendments	199	—
Actuarial (Gain) Loss	(3,531)	(1,146)
Benefits Paid	(945)	(928)
Benefit Obligation at March 31,	$40,589	$42,281
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$21,424	$22,055
Actual Return on Plan Assets	2,522	(537)
Employer Contributions	3,409	834
Benefits Paid	(945)	(928)
Fair Value of Plans at March 31,	26,410	21,424
Funded Status -
Unfunded Status at March 31,	$(14,179)	$(20,857)
Amounts Recognized in the Balance Sheet Consist of -
Accrued Benefit Liability	$(14,179)	$(20,857)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	11,587	17,746
Prior Service Cost	349	509
Accumulated Other Comprehensive Losses	$11,936	$18,255
Tax impact	(4,540)	(6,846)
Accumulated Other Comprehensive Losses, net of tax	$7,396	$11,409

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	March 31,
	2017	2016
	(dollars in thousands)
Projected Benefit Obligation	$40,589	$42,281
Accumulated Benefit Obligation	$40,391	$42,236
Fair Value of Plan Assets	$26,410	$21,424

Net periodic pension cost for the fiscal years ended March 31, 2017, 2016 and 2015, included the following components:

	For the Years Ended March 31,
	2017	2016	2015
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$1,001	$1,039	$874
Interest Cost of Projected Benefit Obligation	1,584	1,525	1,278
Expected Return on Plan Assets	(1,606)	(1,751)	(1,680)
Recognized Net Actuarial Loss	1,712	1,773	609
Amortization of Prior-Service Cost	359	300	11
Net Periodic Pension Cost	$3,050	$2,886	$1,092

We amended one of our pension plans during March 2015, which increased our prior service cost by approximately $0.8 million.  This amount is included in other comprehensive income and will be recognized in our statement of earnings as pension expense over the next three fiscal years.

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (in thousands):

Fiscal Years	Total
2018	$1,394
2019	$1,489
2020	$1,613
2021	$1,735
2022	$1,858
2023-2027	$11,094

The following table sets forth the assumptions used in the actuarial calculations of the present value of net periodic benefit cost and benefit obligations:

	March 31,
	2017	2016	2015
Net Periodic Benefit Costs -
Discount Rate	3.83%	3.70%	4.41%
Expected Return on Plan Assets	7.50%	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2017	2016
Benefit Obligations -
Discount Rate	4.03%	3.83%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2017 and 2016 and the range of target allocation are as follows:

	Range of Target	Percentage of Plan Assets at March 31,
	Allocation	2017	2016
Asset Category -
Equity Securities	40 – 60%	70%	66%
Debt Securities	35 – 60%	27%	33%
Other	0 – 5%	3%	1%
Total		100%	100%

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

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2017 and 2016 were as follows:

	March 31,
	2017	2016
	(dollars in thousands)
Equity Securities	$18,375	$14,083
Fixed Income Securities	7,166	7,047
Real Estate Funds	147	129
Commodity Linked Funds	464	50
Cash Equivalents	258	115
Total	$26,410	$21,424

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note (A).

The fair values by category of inputs as of March 31, 2017 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$18,375	$—	$18,375
Fixed Income Securities	—	7,166	—	7,166
Real Estate Funds	—	147	—	147
Commodity Linked Funds	—	464	—	464
Cash Equivalents	258	—	—	258
	$258	$26,152	$—	$26,410

The fair values by category of inputs as of March 31, 2016 were as follows:

Asset Categories	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Equity Securities	$—	$14,083	$—	$14,083
Fixed Income Securities	—	7,047	—	7,047
Real Estate Funds	—	129	—	129
Commodity Linked Funds	—	50	—	50
Cash Equivalents	115	—	—	115
	$115	$21,309	$—	$21,424

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions and also allows employees to contribute a certain percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in any Company contributions over a six year period for salaried employees and a three year period for hourly employees. Costs relating to the employer discretionary contributions for our contribution plan totaled $6.4 million, $6.2 million and $5.3 million in fiscal years 2017, 2016 and 2015, respectively.

Employees who became employed by us as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans included the seller’s 401(k) plan which included employer matching percentages for hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $0.3 million, $0.3 million and $0.2 million for these employees during fiscal years 2017, 2016 and 2015, respectively.

Approximately sixty of our employees belong to three different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in March 2020. Our expense related to these plans was approximately $1.6 million, $1.3 million and $1.0 million during fiscal years 2017, 2016 and 2015, respectively. We anticipate the total expense in fiscal 2018 related to these plans will be approximately $1.7 million.

(M) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,211,220	$—	$1,211,220
Cost of Goods Sold	—	899,175	—	899,175
Gross Profit	—	312,045	—	312,045
Equity in Earnings of Unconsolidated Joint Venture	42,386	42,386	(42,386)	42,386
Equity in Earnings of Subsidiaries	210,923	—	(210,923)	—
Corporate General and Administrative Expenses	(28,545)	(5,395)	—	(33,940)
Other Income (Loss)	(534)	2,673	—	2,139
Acquisition and Litigation Expense	(5,480)	—	—	(5,480)
Interest Expense, net	(51,315)	28,684	—	(22,631)
Earnings before Income Taxes	167,435	380,393	(253,309)	294,519
Income Taxes	30,784	(127,084)	—	(96,300)
Net Earnings	$198,219	$253,309	$(253,309)	$198,219
Net Earnings	$198,219	$253,309	$(253,309)	$198,219
Net Actuarial Change in Benefit Plans, net of tax	4,013	4,013	(4,013)	4,013
Comprehensive Earnings	$202,232	$257,322	$(257,322)	$202,232

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,143,492	$—	$1,143,492
Cost of Goods Sold	—	911,875	—	911,875
Gross Profit	—	231,617	—	231,617
Equity in Earnings of Unconsolidated Joint Venture	39,083	39,083	(39,083)	39,083
Equity in Earnings of Subsidiaries	160,018	—	(160,018)	—
Corporate General and Administrative Expenses	(32,047)	(5,146)	—	(37,193)
Other Income (Loss)	(398)	2,726	—	2,328
Interest Expense, net	(39,038)	22,455	—	(16,583)
Earnings before Income Taxes	127,618	290,735	(199,101)	219,252
Income Taxes	24,974	(91,634)	—	(66,660)
Net Earnings	$152,592	$199,101	$(199,101)	152,592
Net Earnings	$152,592	$199,101	$(199,101)	152,592
Net Actuarial Change in Benefit Plans, net of tax	658	658	(658)	658
Comprehensive Earnings	$153,250	$199,759	$(199,759)	$153,250

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,066,368	$—	$1,066,368
Cost of Goods Sold	—	812,235	—	812,235
Gross Profit	—	254,133	—	254,133
Equity in Earnings of Unconsolidated Joint Venture	44,967	44,967	(44,967)	44,967
Equity in Earnings of Subsidiaries	166,640	—	(166,640)	—
Corporate General and Administrative Expenses	(26,391)	(4,360)	—	(30,751)
Other Income (Loss)	157	3,044	—	3,201
Acquisition and Litigation Expense	(1,661)	(5,219)	—	(6,880)
Interest Expense, net	(33,319)	21,576	—	(11,743)
Earnings before Income Taxes	150,393	314,141	(211,607)	252,927
Income Taxes	36,460	(102,534)	—	(66,074)
Net Earnings	$186,853	$211,607	$(211,607)	$186,853
Net Earnings	$186,853	$211,607	$(211,607)	$186,853
Net Actuarial Change in Benefit Plans, net of tax	6,584	6,584	(6,584)	6,584
Comprehensive Earnings	$193,437	$218,191	$(218,191)	$193,437

Condensed Consolidating Balance Sheet At March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,184	$1,377	$—	$6,561
Accounts and Notes Receivable	422	135,891	—	136,313
Inventories	—	252,846	—	252,846
Income Tax Receivable	33,196	—	(33,196)	—
Prepaid and Other Current Assets	484	4,420	—	4,904
Total Current Assets	39,286	394,534	(33,196)	400,624
Property, Plant and Equipment -	2,914	2,436,524	—	2,439,438
Less: Accumulated Depreciation	(937)	(891,664)	—	(892,601)
Property, Plant and Equipment, net	1,977	1,544,860	—	1,546,837
Notes Receivable	—	815	—	815
Investment in Joint Venture	51	48,569	—	48,620
Investments in Subsidiaries and Receivables from Affiliates	5,126,289	3,252,309	(8,378,598)	—
Goodwill and Intangible Assets, net	—	235,505	—	235,505
Other Assets	5,687	9,036	—	14,723
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,687	$85,506	$—	$92,193
Accrued Liabilities	21,043	34,336	—	55,379
Income Tax Payable	733	33,196	(33,196)	733
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	109,677	153,038	(33,196)	229,519
Long-term Debt	605,253	—	—	605,253
Other Long-term Liabilities	189	42,689	—	42,878
Payables to Affiliates	3,252,309	2,825,710	(6,078,019)	—
Deferred Income Taxes	2,412	163,612	—	166,024
Total Liabilities	3,969,840	3,185,049	(6,111,215)	1,043,674
Total Stockholders’ Equity	1,203,450	2,300,579	(2,300,579)	1,203,450
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124

Condensed Consolidating Balance Sheet At March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$3,507	$1,884	$—	$5,391
Accounts and Notes Receivable	324	119,897	—	120,221
Inventories	—	243,595	—	243,595
Income Tax Receivable	—	6,731	(1,108)	5,623
Prepaid and Other Current Assets	1,365	3,808	—	5,173
Total Current Assets	5,196	375,915	(1,108)	380,003
Property, Plant and Equipment -	2,612	2,070,164	—	2,072,776
Less: Accumulated Depreciation	(814)	(816,651)	—	(817,465)
Property, Plant and Equipment, net	1,798	1,253,513	—	1,255,311
Notes Receivable	—	2,672	—	2,672
Deferred Income Taxes	3,375	—	(3,375)	—
Investment in Joint Venture	33	49,432	—	49,465
Investments in Subsidiaries and Receivables from Affiliates	4,085,806	2,529,480	(6,615,286)	—
Goodwill and Intangible Assets, net	—	165,827	—	165,827
Other Assets	5,557	24,800	—	30,357
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,968	$59,646	$—	$66,614
Accrued Liabilities	15,708	30,267	—	45,975
Income Tax Payable	1,108	—	(1,108)	—
Current Portion of Long-term Debt	8,000	—	—	8,000
Total Current Liabilities	31,784	89,913	(1,108)	120,589
Long-term Debt	499,714	—	—	499,714
Other Long-term Liabilities	256	60,866	—	61,122
Payables to Affiliates	2,529,480	2,042,633	(4,572,113)	—
Deferred Income Taxes	—	165,054	(3,375)	161,679
Total Liabilities	3,061,234	2,358,466	(4,576,596)	843,104
Total Stockholders’ Equity	1,040,531	2,043,173	(2,043,173)	1,040,531
	$4,101,765	$4,401,639	$(6,619,769)	$1,883,635

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(64,376)	$395,974	$—	$331,598
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(697)	(56,241)	—	(56,938)
Investment in Subsidiaries	(400,488)	—	400,488	—
Acquisition Spending	—	(400,488)	—	(400,488)
Net Cash Used in Investing Activities	(401,185)	(456,729)	400,488	(457,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(157,000)	—	—	(157,000)
Repayment of Senior Notes	(8,000)	—	—	(8,000)
Issuance of Long-term Debt	350,000	—	—	350,000
Payment of Debt Issuance Costs	(6,637)	—	—	(6,637)
Dividends Paid to Stockholders	(19,341)	—	—	(19,341)
Purchase and Retirement of Common Stock	(60,013)	—	—	(60,013)
Proceeds from Stock Option Exercises	22,108	—	—	22,108
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,468)	—	—	(4,468)
Excess Tax Benefits from Share Based Payment Arrangements	10,349	—	—	10,349
Intra-entity Activity, net	340,240	60,248	(400,488)	—
Net Cash Provided by (Used in) Financing Activities	467,238	60,248	(400,488)	126,998
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,677	(507)	—	1,170
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,184	$1,377	$—	$6,561

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(37,985)	$303,752	$—	$265,767
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	—	(89,563)	—	(89,563)
Investment in Subsidiaries	(32,427)	—	32,427	—
Acquisition Spending	—	(32,427)	—	(32,427)
Net Cash Used in Investing Activities	(32,427)	(121,990)	32,427	(121,990)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	52,000	—	—	52,000
Repayment of Senior Notes	(57,045)	—		(57,045)
Dividends Paid to Stockholders	(20,020)	—	—	(20,020)
Purchase and Retirement of Common Stock	(123,530)	—	—	(123,530)
Proceeds from Stock Option Exercises	2,866	—		2,866
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,273)	—	—	(4,273)
Excess Tax Benefits from Share Based Payment Arrangements	4,102	—	—	4,102
Intra-entity Activity, net	216,175	(183,748)	(32,427)	—
Net Cash Provided by (Used in) Financing Activities	70,275	(183,748)	(32,427)	(145,900)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(137)	(1,986)	—	(2,123)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,644	3,870	—	7,514
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,507	$1,884	$—	$5,391

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2015	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(35,490)	$269,611	$—	$234,121
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(134)	(111,439)	—	(111,573)
Investment in Subsidiaries	(237,171)	—	237,171	—
Acquisition Spending	—	(237,171)	—	(237,171)
Net Cash Used in Investing Activities	(237,305)	(348,610)	237,171	(348,744)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	141,000	—	—	141,000
Repayment of Senior Notes	(9,500)	—		(9,500)
Dividends Paid to Stockholders	(20,072)	—	—	(20,072)
Proceeds from Stock Option Exercises	4,311	—	—	4,311
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,166)	—	—	(4,166)
Payment of Debt Issue Costs	(1,661)	—	—	(1,661)
Excess Tax Benefits from Share Based Payment Arrangements	5,743	—	—	5,743
Intra-entity Activity, net	154,302	82,869	(237,171)	—
Net Cash Provided by (Used in) Financing Activities	269,957	82,869	(237,171)	115,655
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,838)	3,870	—	1,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,482	—	—	6,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,644	$3,870	$—	$7,514

(N) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2017	2016
	(dollars in thousands, except per share data)
First Quarter -
Revenues	$297,504	$284,963
Gross Profit	71,955	61,097
Earnings Before Income Taxes	67,276	55,885
Net Earnings	45,344	37,762
Diluted Earnings Per Share	$0.93	$0.75
Second Quarter -
Revenues	$332,658	$328,988
Gross Profit	91,210	44,294
Earnings Before Income Taxes	89,373	42,840
Net Earnings	60,237	29,819
Diluted Earnings Per Share	$1.25	$0.59
Third Quarter -
Revenues	$302,395	$277,409
Gross Profit	87,380	68,865
Earnings Before Income Taxes	83,689	68,205
Net Earnings	56,387	45,848
Diluted Earnings Per Share	$1.17	$0.92
Fourth Quarter -
Revenues	$278,663	$252,132
Gross Profit	61,500	57,361
Earnings Before Income Taxes	54,181	52,322
Net Earnings	36,251	39,163
Diluted Earnings Per Share	$0.75	$0.80

The fourth quarter of fiscal 2017 were adversely impacted by approximately $4.4 million of costs related to the completion of the Fairborn Acquisition.  Additionally, our fourth quarter cement earnings were adversely impacted by approximately $5.0 million of annual maintenance costs at our Fairborn plant, as well as the impact of purchase accounting on our inventory costs.

The fourth quarter of fiscal 2016 was adversely impacted approximately $6.6 million, $4.1 million and $1.0 million related to impairment of customer contract intangibles, write-down of raw sand inventory and an increase in the bad debt reserve, respectively. This amount was partially offset by a customer forfeiture of amounts prepaid for sand purchases totaling $10.7 million during the fourth quarter of fiscal 2016.  See the Intangible Assets discussion in Footnote (A) of the Notes to Consolidated Financial Statements for more information about the impairment and customer forfeiture of prepaid sand.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Materials Inc. and Subsidiaries at March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Materials Inc. and Subsidiaries internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 24, 2017

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We acquired certain assets of Cemex Construction Materials Atlantic, LLC (the “Acquired Assets”) on February 10, 2017. We excluded from our evaluation the assessment of the internal controls over financial reporting of the Acquired Assets. The results of operations of the Acquired Assets since the acquisition date are included in the March 31, 2017 consolidated financial statements of Eagle and constituted approximately 18 percent of total assets as of March 31, 2017, and approximately 1 percent of revenue for the year then ended. See Note B to the consolidated financial statements included elsewhere in this annual report for a discussion of this acquisition. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2017. The effectiveness of our internal control over financial reporting as of March 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Materials Inc.

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Eagle Materials Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the assets acquired from Cemex Construction Materials Atlantic, LLC, which is included in the 2017 consolidated financial statements of Eagle Materials Inc. and Subsidiaries and constituted 18% of total assets as of March 31, 2017 and 1% of revenue for the year then ended. Our audit of internal control over financial reporting of Eagle Materials Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of the assets acquired from Cemex Construction Materials Atlantic, LLC on February 10, 2017.

In our opinion, Eagle Materials Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Materials Inc. and Subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2017 and our report dated May 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 24, 2017

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 3, 2017 Annual Meeting of Stockholders (the “2017 EXP Proxy Statement”):

Items	Caption in the 2017 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters
10	Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

See Item 10 above.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2017. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column (a)(c)
Equity compensation plans approved by stockholders	2013	1,323,379	$66.07	4,329,248
Equity compensation plans not approved by stockholders		—	—	—
		1,323,379	$66.07	4,329,248

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this Report:

(1)	Financial Statements

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

EAGLE MATERIALS INC.
Registrant

May 24, 2017	/s/ David B. Powers
David B. Powers, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 24, 2017	/s/ David B. Powers
David B. Powers President and Chief Executive Officer (principal executive officer)

May 24, 2017	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 24, 2017	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 24, 2017	/s/ F. William Barnett
F. William Barnett, Director

May 24, 2017	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 24, 2017	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 24, 2017	/s/ George J. Damiris
George J. Damiris, Director

May 24, 2017	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 24, 2017	/s/ Laurence E. Hirsch
Laurence E. Hirsch, Director

May 24, 2017	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 24, 2017	/s/ Richard R. Stewart
Richard R. Stewart, Director

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

Exhibit Number	Description of Exhibits

2.1

Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.) and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2003 (File No. 001-12984) and incorporated herein by reference.

2.2

Amended and Restated Distribution Agreement dated as of November 4, 2003 between Centex Corporation and Centex Construction Products, Inc. (now known as Eagle Materials Inc.) filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 12, 2003 (File No. 001-12984) and incorporated herein by reference.

3.1

Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 001-12984) and incorporated herein by reference.

3.2

Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 001-12984) and incorporated herein by reference.

3.3

Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Commission on May 29, 2007 (File No. 001-12984) and incorporated herein by reference.

3.4

Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008 (File No. 001-12984) and incorporated herein by reference.

3.5

Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2012 (File No. 001-12984) and incorporated herein by reference.

3.6

Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2015 (File No. 001-12984) and incorporated herein by reference.

4.1

Third Amended and Restated Credit Agreement dated as of October 30, 2014 among Eagle Materials Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other Lenders party thereto, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference.

4.1(a)

Amendment No. 1 to Third Amended and Restated Credit Agreement by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto dated August 10, 2015, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference.

4.1(b)

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 2, 2016, among the Company, the lenders identified therein and JPMorgan Chase Bank, N.A., as the administrative agent, issuing bank and swingline lender thereunder, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated herein by reference.

4.2

Note Purchase Agreement dated as of November 15, 2005, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2005 (File No. 001-12984) and incorporated herein by reference.

4.2(a)

First Amendment to Note Purchase Agreement (Series 2005A) dated September 26, 2012 filed as Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 (File No. 001-12984) and incorporated herein by reference.

4.3

Note Purchase Agreement, dated as of October 2, 2007, among the Company and the purchasers named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2007 (File No. 001-12984) and incorporated herein by reference.

4.3(a)

First Amendment to Note Purchase Agreement (Series 2007A) dated September 26, 2012 filed as Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Commission on September 27, 2012 (File No. 001-12984) and incorporated herein by reference.

4.4

First Supplemental Indenture, dated as of August 2, 2016, among Eagle Materials Inc., the guarantor parties identified therein and The Bank of New York Mellon Trust Company, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated by reference.

4.5

Form of 4.500% Senior Note due 2026 filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated herein by reference.

10.1

Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (File No. 001-12984) and incorporated herein by reference.

10.1(a)

Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company, TLCC LP LLC, TLCC GP LLC, Lehigh Portland Cement Company, Lehigh Portland Investments, LLC and Lehigh Portland Holdings, LLC effective as of October 2, 2000 filed as Exhibit 10.2(a) to the 2001 Form 10-K (File No. 001-12984) and incorporated herein by reference.

10.2

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013(File No. 001-12984) and incorporated herein by reference. (1)

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 (File No. 001-12984) and incorporated by reference herein. (1)

10.4

Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 (File No. 001-12984) and incorporated herein by reference. (1)

10.5

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5(a)

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5(b)

Form of Non-Qualified Stock Option Agreement for Non-employee directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.6

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.6(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.7

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(b)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.8

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(a)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(c)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.9

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(a)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(c)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.10

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(a)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(c)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Non-Qualified Stock Option Agreement for Non-Employee directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Restricted Stock Agreement for Non-Employee directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(c)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(d)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(e)

Form of Time Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.12

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2017 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 20, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(a)

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2017 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 20, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(b)

Eagle Materials Inc. Special Situation Program for Fiscal Year 2017 filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 20, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.13

The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(a)

First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.14

Retirement and Consulting Agreement, dated January 25, 2016, between the Company and Steven R. Rowley, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.15

Trademark License and Name Domain Agreement dated January 30, 2004 between the Company and Centex Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.16

Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.17

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.18

Asset Purchase Agreement between Eagle Materials Inc. and Cemex Construction Materials Atlantic, LLC, dated September 11, 2016, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference.

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