Form 10-Q
period 2017-06-30
EAGLE MATERIALS INC
filed 2017-07-28
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2017

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of July 24, 2017, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,497,960

Eagle Materials Inc. and Subsidiaries

Form 10-Q

June 30, 2017

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,
	2017	2016
Revenues	$366,121	$297,504
Cost of Goods Sold	280,062	225,549
Gross Profit	86,059	71,955
Equity in Earnings of Unconsolidated Joint Venture	9,876	7,980
Corporate General and Administrative	(9,679)	(9,833)
Other Income	757	1,075
Interest Expense, Net	(7,483)	(3,901)
Earnings Before Income Taxes	79,530	67,276
Income Tax Expense	(24,648)	(21,932)
Net Earnings	$54,882	$45,344
EARNINGS PER SHARE:
Basic	$1.14	$0.94
Diluted	$1.13	$0.93
AVERAGE SHARES OUTSTANDING:
Basic	48,121,890	48,014,195
Diluted	48,655,553	48,522,207
CASH DIVIDENDS PER SHARE:	$0.10	$0.10

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2017	2016
Net Earnings	$54,882	$45,344
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	314	500
Tax Expense	(117)	(188)
Comprehensive Earnings	$55,079	$45,656

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$12,233	$6,561
Accounts and Notes Receivable	175,002	136,313
Inventories	244,886	252,846
Prepaid and Other Assets	8,181	4,904
Total Current Assets	440,302	400,624
Property, Plant and Equipment -	2,454,800	2,439,438
Less: Accumulated Depreciation	(919,732)	(892,601)
Property, Plant and Equipment, net	1,535,068	1,546,837
Notes Receivable	653	815
Investment in Joint Venture	53,750	48,620
Goodwill and Intangible Assets	234,707	235,505
Other Assets	15,110	14,723
	$2,279,590	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$78,763	$92,193
Accrued Liabilities	53,288	55,379
Income Tax Payable	26,462	733
Current Portion of Long-term Debt	81,214	81,214
Total Current Liabilities	239,727	229,519
Long-term Debt	580,421	605,253
Other Long-term Liabilities	42,026	42,878
Deferred Income Taxes	162,329	166,024
Total Liabilities	1,024,503	1,043,674
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,547,960 and 48,453,268 Shares, respectively	485	485
Capital in Excess of Par Value	151,141	149,014
Accumulated Other Comprehensive Losses	(7,199)	(7,396)
Retained Earnings	1,110,660	1,061,347
Total Stockholders’ Equity	1,255,087	1,203,450
	$2,279,590	$2,247,124

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$54,882	$45,344
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	28,947	22,863
Deferred Income Tax Provision	(3,812)	1,822
Stock Compensation Expense	3,399	2,594
Excess Tax Benefits from Share Based Payment Arrangements	—	(3,299)
Equity in Earnings of Unconsolidated Joint Venture	(9,876)	(7,980)
Distributions from Joint Venture	4,750	8,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(38,527)	(22,057)
Inventories	7,960	2,596
Accounts Payable and Accrued Liabilities	(16,062)	(12,913)
Other Assets	(3,720)	(2,478)
Income Taxes Payable	25,729	18,841
Net Cash Provided by Operating Activities	53,670	54,083
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(16,160)	(8,978)
Net Cash Used in Investing Activities	(16,160)	(8,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(25,000)	(9,000)
Dividends Paid to Stockholders	(4,853)	(4,828)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,378)	(2,284)
Purchase and Retirement of Common Stock	(1,880)	(39,135)
Proceeds from Stock Option Exercises	1,273	10,632
Excess Tax Benefits from Share Based Payment Arrangements	—	3,299
Net Cash Used in Financing Activities	(31,838)	(41,316)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,672	3,789
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,561	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,233	$9,180

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three-month period ended June 30, 2017 include the accounts of Eagle Materials Inc. (“Eagle” or “Parent”) and its majority-owned subsidiaries (collectively, the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2017.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update “(ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on April 1, 2017. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The primary impact of adoption was the recognition of excess tax benefits for our stock awards in the provision for income taxes rather than additional paid-in capital.  As provided by the new standard, the Company changed its method of accounting for forfeitures, and will now recognize forfeitures as the occur, which resulted in an approximately $0.7 million reduction to retained earnings.  Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $1.0 million for the three months ended June 30, 2017. The presentation of excess tax benefits on stock-based compensation was adopted prospectively within the unaudited Condensed Consolidated Statements of Cash Flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the unaudited Condensed Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently performing an evaluation of segments with long-term customer contracts.  The businesses with the majority of the long-term customer contracts are not a significant part of our consolidated revenues.  We do not expect the adoption of this standard to materially impact our consolidated financial statements, but we are still evaluating the impact on our financial statement disclosures.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which revises the accounting for periodic pension and postretirement expense.  This ASU requires net periodic benefit cost, with the exception of service cost, to be presented retrospectively as nonoperating expense.  Service cost will remain a component of cost of goods sold and represent the only cost of pension and postretirement expense eligible for capitalization. We will adopt the standard on April 1, 2018 using the retrospective method for presentation of service cost and other components in the income statement.  We will prospectively adopt the requirement to limit the capitalization of benefit cost to the service cost component.  The impact of adopting this standard will be a reduction to cost of goods sold and an increase in other expense.  Had we adopted this standard on April 1, 2017, our gross profit would have increased by approximately $0.5 million, and other income would have decreased by $0.5 million.

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

(B) ACQUISITION

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

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company engaged a third-party to perform a valuation to support the Company’s preliminary estimate of the fair value of certain assets acquired in the Fairborn Acquisition.

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

Actual and pro forma impact of the Fairborn Acquisition: The following table presents the net sales and operating earnings related to the Fairborn Acquisition that has been included in our consolidated statement of earnings for the three months ended June 30, 2017:

For the Three Months
Ended June 30,
2017
(dollars in thousands)
Revenues	$22,155
Operating Earnings	$5,978

Operating earnings shown above for the three months ended June 30, 2017 has been impacted by approximately $3.3 million and $0.6 million related to depreciation and amortization and the recording of acquired inventory at fair value, respectively.

The unaudited pro forma results presented below include the effects of the Fairborn Acquisition as if it had been consummated as of April 1, 2016. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the Fairborn Acquisition and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, material nonrecurring charges directly related to the Fairborn Acquisition of approximately $5.5 million have been excluded from pro forma net income for fiscal 2017.

For the Three Months Ended June 30, 2016
(dollars in thousands)
Revenues	$320,686
Net Income	$47,865
Earnings per share – basis	$1.00
Earnings per share - diluted	$0.99

The pro forma results do not include any anticipated synergies or other expected benefits of the Fairborn Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Fairborn Acquisition been consummated as of April 1, 2016.

Wildcat Acquisition

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the “Wildcat Acquisition”).  Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States.  The purchase price (the “Purchase Price”) of the Wildcat Acquisition was approximately $37.0 million, subject to adjustments for working capital and other customary post-closing adjustments. The Purchase Price and expenses incurred in connection with the Wildcat Acquisition were funded through operating cash flow and borrowings under our bank credit facility.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $5.3 million for both of the three months ended June 30, 2017 and 2016, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2017 and 2016, were $0.5 million and $1.6 million, respectively.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $10.8 million and $10.7 million at June 30, 2017 and March 31, 2017, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $4.0 million at June 30, 2017, of which approximately $3.4 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2018 and 2021. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Three Months Ended June 30, 2017
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$485
Issuance of Restricted Stock	1
Stock Option Exercises	(1)
Balance at End of Period	485
Capital in Excess of Par Value –
Balance at Beginning of Period	149,014
Stock Compensation Expense	3,399
Cumulative Impact of the Adoption of ASU 2016-09	713
Shares Redeemed to Settle Employee Taxes	(1,378)
Stock Option Exercises	1,273
Purchase and Retirement of Common Stock	(1,880)
Balance at End of Period	151,141
Retained Earnings –
Balance at Beginning of Period	1,061,347
Dividends Declared to Stockholders	(4,856)
Cumulative Impact of the Adoption of ASU 2016-09	(713)
Net Earnings	54,882
Balance at End of Period	1,110,660
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(7,396)
Change in Funded Status of Pension Plan, net of tax	197
Balance at End of Period	(7,199)
Total Stockholders’ Equity	$1,255,087

During the three months ended June 30, 2017, we repurchased  20,000 shares at an average price of $94.03.  Subsequent to June 30, 2017 we repurchased an additional 65,000 shares at an average price of $92.74. Including the repurchases subsequent to June 30, 2017, we have authorization to purchase an additional 4,712,200 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	June 30, 2017	March 31, 2017
	(dollars in thousands)
Raw Materials and Material-in-Progress	$120,202	$122,736
Finished Cement	22,894	24,428
Gypsum Wallboard	7,615	7,951
Paperboard	7,050	8,635
Frac Sand	2,429	2,907
Aggregates	7,679	7,686
Repair Parts and Supplies	71,989	73,732
Fuel and Coal	5,028	4,771
	$244,886	$252,846

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	June 30, 2017	March 31, 2017
	(dollars in thousands)
Payroll and Incentive Compensation	$13,566	$22,850
Benefits	12,412	11,503
Interest	7,971	5,992
Property Taxes	6,286	4,759
Power and Fuel	1,708	1,536
Sales and Use Tax	1,161	2,459
Legal	2,231	944
Acquisition Related Expenses	242	350
Other	7,711	4,986
	$53,288	$55,379

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

Long-Term Compensation Plans -

Options. In May 2017, the Compensation Committee approved the granting of an aggregate of 58,055 performance vesting stock options pursuant to the Plan to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2018 Employee Performance Stock Option Grant”).  The performance criterion for the Fiscal 2018 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 11.0% to

18.0%, for the fiscal year ending March 31, 2018.  All stock options will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all stock options granted will be forfeited.  Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2019 through 2021. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 48,379 time vesting stock options to the same officers and key employees, which vest ratably over four years (the “Fiscal 2018 Employee Time Vesting Stock Option Grant).  The Fiscal 2018 Employee Performance Stock Option Grant and Fiscal 2018 Employee Time Vesting Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2018 are as follows:

Fiscal 2018
Dividend Yield	1.3%
Expected Volatility	36.3%
Risk Free Interest Rate	2.1%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.9 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively.  At June 30, 2017, there was approximately $10.0 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table represents stock option activity for the three months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,323,379	$66.07
Granted	113,934	$100.58
Exercised	(44,534)	$28.59
Cancelled	(16,742)	$78.05
Outstanding Options at End of Period	1,376,037	$70.00
Options Exercisable at End of Period	970,765	$64.25
Weighted-Average Fair Value of Options Granted during the Period	$33.51

The following table summarizes information about stock options outstanding at June 30, 2017:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 30.74	107,435	3.39	$24.52	107,435	$24.52
$33.43 – $ 37.34	177,333	4.96	$33.88	174,333	$33.82
$53.22 – $ 77.67	426,216	7.31	$70.05	270,173	$68.49
$79.73 – $ 106.00	665,053	7.99	$86.94	418,824	$84.36
	1,376,037	7.03	$70.00	970,765	$64.25

At June 30, 2017, the aggregate intrinsic value for outstanding and exercisable options was approximately $30.9 million and $27.4 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2017 was approximately $3.0 million.

Restricted Stock. In May 2017, the Compensation Committee approved the granting of an aggregate of 52,646 shares of performance vesting restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2018 Employee Restricted Stock Performance Award”). The performance criterion for the Fiscal 2018 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2018.  All restricted shares will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all awards will be forfeited.   Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2019 through 2021. The Compensation Committee also approved the granting of 43,874 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the “Fiscal 2018 Employee Restricted Stock Time Vesting Award).  Both of the Fiscal 2018 Employee Restricted Stock Performance Award and the Fiscal 2018 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant, and are being expensed over a four year period.

Expense related to restricted shares was approximately $2.5 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was approximately $18.9 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.9 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,169,374 at June 30, 2017.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2017	2016
Weighted-Average Shares of Common Stock Outstanding	48,121,890	48,014,195
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,259,741	1,039,189
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(928,723)	(715,139)
Restricted Shares	202,645	183,962
Weighted-Average Common and Common Equivalent Shares Outstanding	48,655,553	48,522,207
Shares Excluded Due to Anti-dilution Effects	63,359	692,219

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit and defined contribution pension plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Service Cost – Benefits Earned During the Period	$250	$222
Interest Cost of Benefit Obligations	396	399
Expected Return on Plan Assets	(401)	(416)
Recognized Net Actuarial Loss	428	425
Amortization of Prior-Service Cost	90	75
Net Periodic Pension Cost	$763	$705

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2017 was approximately 31%, which was lower than the effective tax rate of 33% for the three months ended June 30, 2016, primarily due to the discrete benefit of approximately $1.0 million related to share based compensation, in accordance with ASU 2016-09.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2017	March 31, 2017
	(dollars in thousands)
Credit Facility	$200,000	$225,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	117,714	117,714
Total Debt	667,714	692,714
Less: Current Portion of Long-term Debt	(81,214)	(81,214)
Less: Debt Origination Costs	(6,079)	(6,247)
Total Long-term Debt	$580,421	$605,253

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $200.0 million of borrowings outstanding at June 30, 2017. Based on our Leverage Ratio, we had $290.6  million of available borrowings, net of the outstanding letters of credit, at June 30, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2017, we had $9.4 million of letters of credit outstanding.

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

Private Placement Senior Unsecured Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Unsecured Notes”) in a private placement transaction. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At June 30, 2017, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Unsecured Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches. At June 30, 2017, the amounts outstanding for each of the remaining tranches were as follows:

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

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at June 30, 2017.

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

We operate seven cement plants, one slag grinding facility, seventeen cement distribution terminals, five gypsum wallboard plants, including the plant idled in Bernalillo, N.M., a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations,  two frac sand processing facilities, including the mine idled in Utica, Illinois, three frac sand drying facilities, including the facility idled in Corpus Christi, Texas, and six frac sand trans-load locations. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposit zones across the United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months
	Ended June 30,
	2017	2016
	(dollars in thousands)
Revenues -
Cement	$182,935	$144,792
Gypsum Wallboard	126,813	113,262
Paperboard	44,413	42,815
Oil and Gas Proppants	18,910	5,096
Concrete and Aggregates	43,919	34,751
Sub-total	416,990	340,716
Less: Intersegment Revenues	(22,699)	(18,324)
Net Revenues, including Joint Venture	394,291	322,392
Less: Joint Venture	(28,170)	(24,888)
Net Revenues	$366,121	$297,504

	For the Three Months
	Ended June 30,
	2017	2016
	(dollars in thousands)
Intersegment Revenues -
Cement	$4,929	$3,535
Paperboard	17,357	14,506
Concrete and Aggregates	413	283
	$22,699	$18,324
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,268	1,033
Joint Venture	243	218
	1,511	1,251

	For the Three Months
	Ended June 30,
	2017	2016
	(dollars in thousands)
Operating Earnings -
Cement	$43,181	$31,600
Gypsum Wallboard	43,821	39,336
Paperboard	4,938	11,227
Oil and Gas Proppants	(2,026)	(5,912)
Concrete and Aggregates	6,021	3,684
Other, net	757	1,075
Sub-total	96,692	81,010
Corporate General and Administrative	(9,679)	(9,833)
Earnings Before Interest and Income Taxes	87,013	71,177
Interest Expense, net	(7,483)	(3,901)
Earnings Before Income Taxes	$79,530	$67,276
Cement Operating Earnings -
Wholly–owned Operations	$33,305	$23,620
Joint Venture	9,876	7,980
	$43,181	$31,600
Capital Expenditures -
Cement	$7,718	$5,245
Gypsum Wallboard	5,642	1,328
Paperboard	764	1,304
Oil and Gas Proppants	579	57
Concrete and Aggregates	1,412	1,044
Other	45	—
	$16,160	$8,978
Depreciation, Depletion and Amortization -
Cement	$12,479	$8,611
Gypsum Wallboard	4,442	4,762
Paperboard	2,137	2,100
Oil and Gas Proppants	7,606	5,184
Concrete and Aggregates	1,914	1,749
Other, net	369	457
	$28,947	$22,863

	As of
	June 30, 2017	March 31, 2017
	(dollars in thousands)
Identifiable Assets -
Cement	$1,263,484	$1,234,617
Gypsum Wallboard	377,562	379,414
Paperboard	126,583	124,356
Oil and Gas Proppants	373,964	376,306
Concrete and Aggregates	110,575	110,413
Corporate and Other	27,422	22,018
	$2,279,590	$2,247,124

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

	As of
	June 30, 2017	March 31, 2017
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$198,370	$198,370

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Revenues	$56,340	$49,776
Gross Margin	$21,312	$17,337
Earnings Before Income Taxes	$19,917	$16,138

	As of
	June 30, 2017	March 31, 2017
	(dollars in thousands)
Current Assets	$75,940	$73,767
Non-Current Assets	$47,184	$42,337
Current Liabilities	$18,944	$22,293

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Interest (Income)	$(3)	$—
Interest Expense	7,176	3,749
Other Expenses	310	152
Interest Expense, net	$7,483	$3,901

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Private Placement Senior Unsecured Notes, the Credit Facility, the Senior Unsecured Notes and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At June 30, 2017, we had contingent liabilities under these outstanding letters of credit of approximately $9.4 million.

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

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleges that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleges that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV is materially similar to the 2010 NOV except that it alleges violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs state that the EPA may seek penalties although it does not propose or assess any specific level of penalties or specify what relief the EPA will seek for the alleged violations. In January 2017, NCC entered into a Consent Decree in which NCC agreed to install at its Fernley, Nevada plant certain emission control equipment (selective non-catalytic reduction) to reduce nitrous oxide emissions and to pay a penalty of $0.6 million.  NCC also agreed to replace two existing vehicles with two new vehicles with more efficient Tier 4 engines.  Under the terms of the Consent Decree, NCC will complete the installation of the emission control equipment and vehicle replacement in approximately 2 years.  It is anticipated that the investment in the new emission control equipment and vehicles will cost approximately $3.0 million. In the Consent Decree NCC denies all allegations set forth in the NOVs and the Complaint which is to be filed simultaneously with the entry of the Consent Decree, and the Consent Decree resolves all such claims by the government.  The Consent Decree was signed by the EPA and the US Department of Justice and lodged in US District Court for the District of Nevada in May 2017.  The consent decree is subject to approval of the Court after a 30-day public comment period.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  Indirect purchaser plaintiffs filed a motion for preliminary approval of this settlement in September 2016.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  Class certification proceedings are ongoing. The Court held an evidentiary hearing on the direct purchaser plaintiff’s motion for class certification in April 2017 and held a hearing on indirect purchaser plaintiff’s motion for class certification in June 2017.  We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes at June 30, 2017 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	$57,754
Series 2007A Tranche C	24,212
Series 2007A Tranche D	38,887
4.5% Senior Unsecured Notes Due 2026	361,900

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at June 30, 2017 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2017.

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$366,121	$—	$366,121
Cost of Goods Sold	—	280,062	—	280,062
Gross Profit	—	86,059	—	86,059
Equity in Earnings of Unconsolidated Joint Venture	9,876	9,876	(9,876)	9,876
Equity in Earnings of Subsidiaries	68,173	—	(68,173)	—
Corporate General and Administrative Expenses	(8,648)	(1,031)	—	(9,679)
Other Income (Loss)	(167)	924	—	757
Interest Expense, net	(12,962)	5,479	—	(7,483)
Earnings before Income Taxes	56,272	101,307	(78,049)	79,530
Income Taxes	8,487	(33,135)	—	(24,648)
Net Earnings	$64,759	$68,172	$(78,049)	$54,882
Net Earnings	$64,759	$68,172	$(78,049)	$54,882
Net Actuarial Change in Benefit Plans, net of tax	197	197	(197)	197
Comprehensive Earnings	$64,956	$68,369	$(78,246)	$55,079

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$297,504	$—	$297,504
Cost of Goods Sold	—	225,549	—	225,549
Gross Profit	—	71,955	—	71,955
Equity in Earnings of Unconsolidated Joint Venture	7,980	7,980	(7,980)	7,980
Equity in Earnings of Subsidiaries	49,703	—	(49,703)	—
Corporate General and Administrative Expenses	(8,231)	(1,602)	—	(9,833)
Other Income (Loss)	(77)	1,152	—	1,075
Interest Expense, net	(10,011)	6,110	—	(3,901)
Earnings before Income Taxes	39,364	85,595	(57,683)	67,276
Income Taxes	5,980	(27,912)	—	(21,932)
Net Earnings	$45,344	$57,683	$(57,683)	45,344
Net Earnings	$45,344	$57,683	$(57,683)	45,344
Net Actuarial Change in Benefit Plans, net of tax	312	312	(312)	312
Comprehensive Earnings	$45,656	$57,995	$(57,995)	$45,656

Condensed Consolidating Balance Sheet At June 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$10,682	$1,551	$—	$12,233
Accounts and Notes Receivable	399	174,603	—	175,002
Inventories	—	244,886	—	244,886
Income Tax Receivable	10,252	—	(10,252)	—
Prepaid and Other Current Assets	689	7,492	—	8,181
Total Current Assets	22,022	428,532	(10,252)	440,302
Property, Plant and Equipment -	2,925	2,451,875	—	2,454,800
Less: Accumulated Depreciation	(968)	(918,764)	—	(919,732)
Property, Plant and Equipment, net	1,957	1,533,111	—	1,535,068
Notes Receivable	—	653	—	653
Investment in Joint Venture	56	53,694	—	53,750
Investments in Subsidiaries and Receivables from Affiliates	5,230,160	3,309,550	(8,539,710)	—
Goodwill and Intangible Assets, net	—	234,707	—	234,707
Other Assets	5,605	9,505	—	15,110
	$5,259,800	$5,569,752	$(8,549,962)	$2,279,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,139	$72,624	$—	$78,763
Accrued Liabilities	21,225	32,063	—	53,288
Income Tax Payable	—	36,714	(10,252)	26,462
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	108,578	141,401	(10,252)	239,727
Long-term Debt	580,421	—	—	580,421
Other Long-term Liabilities	173	41,853	—	42,026
Payables to Affiliates	3,309,550	2,861,409	(6,170,959)	—
Deferred Income Taxes	5,991	156,338	—	162,329
Total Liabilities	4,004,713	3,201,001	(6,181,211)	1,024,503
Total Stockholders’ Equity	1,255,087	2,368,751	(2,368,751)	1,255,087
	$5,259,800	$5,569,752	$(8,549,962)	$2,279,590

Condensed Consolidating Balance Sheet At March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,184	$1,377	$—	$6,561
Accounts and Notes Receivable	422	135,891	—	136,313
Inventories	—	252,846	—	252,846
Income Tax Receivable	33,196	—	(33,196)	—
Prepaid and Other Current Assets	484	4,420	—	4,904
Total Current Assets	39,286	394,534	(33,196)	400,624
Property, Plant and Equipment -	2,914	2,436,524	—	2,439,438
Less: Accumulated Depreciation	(937)	(891,664)	—	(892,601)
Property, Plant and Equipment, net	1,977	1,544,860	—	1,546,837
Notes Receivable	—	815	—	815
Investment in Joint Venture	51	48,569	—	48,620
Investments in Subsidiaries and Receivables from Affiliates	5,126,289	3,252,309	(8,378,598)	—
Goodwill and Intangible Assets, net	—	235,505	—	235,505
Other Assets	5,687	9,036	—	14,723
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,687	$85,506	$—	$92,193
Accrued Liabilities	21,043	34,336	—	55,379
Income Tax Payable	733	33,196	(33,196)	733
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	109,677	153,038	(33,196)	229,519
Long-term Debt	605,253	—	—	605,253
Other Long-term Liabilities	189	42,689	—	42,878
Payables to Affiliates	3,252,309	2,825,710	(6,078,019)	—
Deferred Income Taxes	2,412	163,612	—	166,024
Total Liabilities	3,969,840	3,185,049	(6,111,215)	1,043,674
Total Stockholders’ Equity	1,203,450	2,300,579	(2,300,579)	1,203,450
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124

Condensed Consolidating Statement of Cash Flows Three Months ended June 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$16,506	$37,164	$—	$53,670
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	—	(16,160)	—	(16,160)
Net Cash Used in Investing Activities	—	(16,160)	—	(16,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(25,000)	—	—	(25,000)
Dividends Paid to Stockholders	(4,853)	—	—	(4,853)
Purchase and Retirement of Common Stock	(1,880)	—	—	(1,880)
Proceeds from Stock Option Exercises	1,273	—	—	1,273
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,378)	—	—	(1,378)
Intra-entity Activity, net	20,830	(20,830)	—	—
Net Cash Provided by (Used in) Financing Activities	(11,008)	(20,830)	—	(31,838)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,498	174	—	5,672
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,682	$1,551	$—	$12,233

Condensed Consolidating Statement of Cash Flows Three Months ended June 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(35,457)	$89,540	$—	$54,083
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	—	(8,978)	—	(8,978)
Net Cash Used in Investing Activities	—	(8,978)	—	(8,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(9,000)	—	—	(9,000)
Dividends Paid to Stockholders	(4,828)	—	—	(4,828)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,284)	—	—	(2,284)
Purchase and Retirement of Common Stock	(39,135)	—	—	(39,135)
Proceed from Stock Option Exercises	10,632	—	—	10,632
Excess Tax Benefits from Share Based Payment Arrangements	3,299	—	—	3,299
Intra-entity Activity, net	77,474	(77,474)	—	—
Net Cash Provided by (Used in) Financing Activities	36,158	(77,474)	—	(41,316)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	701	3,088	—	3,789
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,208	$4,972	$—	$9,180

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three months ended June 30, 2017 and 2016, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) and specialty oil well cement; the grinding of slag; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel) and the mining and sale of sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

On February 10, 2017, the Company completed the acquisition of the following assets (the “Fairborn Acquisition”) of CEMEX Construction Materials Atlantic LLC (“the Seller”), (i) a cement distribution terminal located in Columbus, Ohio, and (ii) certain other properties and assets used by the Seller in connection with the foregoing (collectively, the “Fairborn Business”).  The Purchase Price in the Fairborn Acquisition was approximately $400.5 million.  In addition, the Company assumed certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business. The Company funded the payment of the Fairborn Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility.

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the “Wildcat Acquisition”).  Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States.  The purchase price (the “Purchase Price”) of the Wildcat Acquisition was approximately $37.0 million, subject to adjustments for working capital and other customary post-closing adjustments. The Purchase Price and expenses incurred in connection with the Wildcat Acquisition were funded through operating cash flow and borrowings under our bank credit facility.

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

GENERAL CONDITIONS AND OUTLOOK

The drivers of construction products demand continue to improve with the prospects for increased infrastructure spending which should positively impact both our cement, concrete and aggregates businesses.  We expect to continue to benefit from an expanding U.S. economic cycle, as it relates to our businesses.  Many of the key factors driving the construction products and building materials markets are positive in nature, and we expect these to continue to be positive throughout the remainder of calendar 2017.

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

We expect our recycled paperboard sales volumes to remain consistent as we are currently close to our production capacity.  We expect the cost of recycled fiber to remain greater in fiscal 2018 than fiscal 2017.  We currently have sales contracts that have a mechanism to adjust sales prices for increases in the cost of fiber and energy, but these price increases are only allowed at specified times, so increases in the cost of fiber may have an adverse impact on our operating earnings in the interim prior to our ability to increase the sales price of finished paper.

Demand for frac sand has recently been improving.  The improved demand is due to several factors, namely increased horizontal drilling and increased sand intensity per well. We expect drilling activity and rig counts as well as proppant intensity per well to continue to increase throughout the remainder of calendar 2017, which should result in increased demand for frac sand.   We are currently planning the build out of our Utica, Illinois facility.  This build out will include the addition of a dry plant and distribution system.  We estimate that this build out will cost approximately $70.0 million and will be completed in the summer of 2018.

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended June 30,
	2017	2016	Change
	(In thousands except per share)
Revenues	$366,121	$297,504	23%
Cost of Goods Sold	(280,062)	(225,549)	24%
Gross Profit	86,059	71,955	20%
Equity in Earnings of Unconsolidated Joint Venture	9,876	7,980	24%
Corporate General and Administrative	(9,679)	(9,833)	(2)%
Other Income	757	1,075	(30)%
Interest Expense, net	(7,483)	(3,901)	92%
Earnings Before Income Taxes	79,530	67,276	18%
Income Tax Expense	(24,648)	(21,932)	12%
Net Earnings	$54,882	$45,344	21%
Diluted Earnings per Share	$1.13	$0.93	22%

Revenues. Revenues were $366.1 million and $297.5 million for the three months ended June 30, 2017 and 2016, respectively.  Revenues from the Fairborn Acquisition positively impacted revenues by approximately $22.2 million.  Excluding revenues from the Fairborn Acquisition, revenues from our legacy businesses increased in all of our segments. The increases were due primarily to improved average net sales prices in all segments, and increased sales volumes in all segments except recycled paperboard and aggregates, both of which declined approximately 5%.  The increase in average net sales prices and sales volumes positively impacted net revenue by approximately $7.4 million and $39.0 million, respectively.

Cost of Goods Sold. Cost of goods sold was $280.1 million and $225.6 million during the three months ended June 30, 2017 and 2016, respectively.  Approximately $16.2 million of the increase in cost of goods sold related to the Fairborn Acquisition.  The remaining increase in cost of goods sold was related to increased sales volumes and operating costs, which increased cost of goods sold by approximately $27.2 million and $11.1 million, respectively.  The increase in operating costs primarily related to our cement and recycled paperboard segments and are discussed further on pages 32 and 33.

Gross Profit. Gross profit was $86.1 million and $72.0 million during the three months ended June 30, 2017 and 2016, respectively. Approximately $6.0 million of the increase in gross profit is attributable to the Fairborn Acquisition, while the remaining increase is primarily related to increased average net sales prices and sales volumes, as noted above. The gross margin remained consistent at 24%, as increased operating costs offset the increase in average net sales prices.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $1.9 million, or 24%, for the three months ended June 30, 2017. The increase is primarily due to an 11% and 4% increase in sales volumes and average net sales prices, respectively, partially offset by increased operating costs.  The impact of the increase in sales volumes and average net sales prices was approximately $1.0 million and $1.1 million, respectively, partially offset by increased operating costs of approximately $0.2 million. The increase in operating costs was primarily due to an increase in purchased cement of approximately $0.8 million, partially offset by lower maintenance costs of approximately $0.6 million.

Corporate General and Administrative. Corporate general and administrative expenses decreased 2% for the three months ended June 30, 2017, compared the similar period in 2016. The decrease in corporate general and administrative expenses is due primarily to a decrease of approximately $0.8 million in legal expense, partially offset by acquisition related expenses of approximately $0.6 million.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $3.6 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in interest expense, net is due primarily to our issuance of $350.0 million of 4.5% senior notes during August 2016, which increased interest expense by approximately $3.9 million, partially offset by reduced interest on our line of credit of approximately $0.4 million.

Earnings Before Income Taxes. Earnings before income taxes were $79.5 million and $67.3 million during the three months ended June 30, 2017 and 2016, respectively. The increase was primarily due to an approximately $14.1 million increase in gross profit, a $1.9 million increase in equity in earnings of unconsolidated joint venture, a $0.2 million decrease in corporate general and administrative expenses, partially offset by an increase in interest expense, net of approximately $3.6 million and a $0.4 million decrease in other income.

Income Taxes. Income tax expense was $24.6 million and $21.9 million for the three months ended June 30, 2017 and 2016, respectively. The estimated effective tax rate for fiscal 2018 was approximately 31%, which is less than the 33% tax rate for fiscal 2017.  The reduction in the effective rate was primarily due to the discrete income tax benefit of $1.0 million realized during the quarter related to share based compensation.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended June 30, 2017 of approximately $54.9 million increased 21% compared to net earnings for the quarter ended June 30, 2016 of approximately $45.3 million.  Diluted earnings per share for the three months ended June 30, 2017 were $1.13, compared to diluted earnings per share of $0.93 for the three months ended June 30, 2016.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended June 30,
	2017	2016	Percentage
	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$182,935	$144,792	26%
Gypsum Wallboard	126,813	113,262	12%
Recycled Paperboard	44,413	42,815	4%
Oil and Gas Proppants	18,910	5,096	271%
Concrete and Aggregates	43,919	34,751	26%
Gross Revenues	416,990	340,716	22%
Less: Intersegment Revenues	(22,699)	(18,324)	24%
Less: Joint Venture Revenues	(28,170)	(24,888)	13%
	$366,121	$297,504	23%
Sales Volume
Cement (M Tons) (2)	1,511	1,251	21%
Gypsum Wallboard (MMSF)	654	587	11%
Recycled Paperboard (M Tons)	79	83	(5%)
Concrete (M Yards)	357	287	24%
Aggregates (M Tons)	895	944	(5%)
Frac Sand (M Tons)	315	74	326%
Average Net Sales Prices (3)
Cement (2)	$106.95	$100.63	6%
Gypsum Wallboard	159.01	157.69	1%
Recycled Paperboard	549.69	498.92	10%
Concrete	98.96	92.73	7%
Aggregates	9.22	8.30	11%
Operating Earnings
Cement (2)	$43,181	$31,600	37%
Gypsum Wallboard	43,821	39,336	11%
Recycled Paperboard	4,938	11,227	(56%)
Oil and Gas Proppants	(2,026)	(5,912)	66%
Concrete and Aggregates	6,021	3,684	63%
Other, net	757	1,075	(30%)
Net Operating Earnings	$96,692	$81,010	19%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues were $182.9 million for the three months ended June 30, 2017, which is a 26% increase over revenues of $144.8 million for the three months ended June 30, 2016. Approximately $22.2 million of the increase in revenues was related to the Fairborn Acquisition.  The remaining increase in revenue is primarily due to increased average net sales price and sales volumes, which positively impacted revenues by approximately $5.1 million and $10.8 million, respectively.

Cement operating earnings increased 37% to $43.2 million from $31.6 million for the three months ended June 30, 2017 and 2016, respectively. Approximately $6.0 million of the increase in operating earnings was related to the Fairborn Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $5.1 million and $2.3 million, respectively, partially offset by increased operating costs of approximately $.8 million. Approximately $1.5 million of the increase in operating cost was due to an outage at our Nevada Cement plant, where one kiln was down for the quarter in connection with the installation of certain pollution control equipment required for the plant to burn solid-fuel waste.  The remaining increase is due to increased purchased cement and other raw materials costs of approximately $2.2 million and $0.2 million, respectively, partially offset by reduced maintenance and fuel costs of approximately $1.4 million and $0.8 million, respectively.  The operating margin increased to 24% from 22% during the three months ended June 30, 2017, primarily due to increased sales average net sales prices, partially offset by increased operating costs.

Gypsum Wallboard Operations. Sales revenues increased 12% to $126.8 million for the three months ended June 30, 2017, from $113.3 million for the three months ended June 30, 2016, primarily due to a 11% increase in sales volumes and a 1% increase in average net sales price. The increase in sales volumes and average net sales prices positively impacted revenues by approximately $12.9 million and $0.6 million, respectively. The increased sales volumes are primarily due to increased construction activity in fiscal 2018. Our market share was essentially unchanged during the last year.

Operating earnings increased to $43.8 million for the three months ended June 30, 2017, compared to $39.3 million for the three months ended June 30, 2016, primarily due to the increase in our sales volumes and average net sales prices, which positively impacted operating earnings by approximately $4.5 million and $0.6 million, respectively, partially offset by increased operating costs, which adversely impacted operating earnings by approximately $0.6 million. The increase in operating costs was primarily due to increased paper and natural gas costs, which adversely impacted operating earnings by approximately $1.2 million and $1.1 million, respectively, partially offset by decreased freight and other material costs of approximately $0.4 million and $1.0 million. Our operating margin was 35% for both of the three months ended June 30, 2017 and 2016. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 4% to $44.4 million during the three months ended June 30, 2017, compared to $42.8 million for the three months ended June 30, 2016. The increase in revenues is due primarily to the 10% increase in average net sales prices, partially offset by a 5% reduction in sales volume.  The increase in average net sales prices positively impacted revenues by approximately $2.7 million, partially offset by a $1.1 million decrease in sales revenues due to lower sales volumes.  The decrease in sales volumes is primarily due to a change in timing of third-party purchases.

Operating earnings decreased to $4.9 million for the first quarter of fiscal 2018, compared to $11.2 million for the first quarter of fiscal 2017. The decrease in operating earnings is primarily due to decreased sales volumes and increased operating costs, which adversely impacted operating earnings by approximately $0.5 million and $9.4 million, respectively, partially offset by increased average net sales price, which positively impacted operating earnings by approximately $2.7 million. The increase in operating costs is primarily related to increased recycled fiber, maintenance and energy costs, which adversely impacted operating earnings by approximately $6.0 million, $1.3 million and $0.5 million.  The increase in operating costs was the primary reason operating margin decreased during the first quarter of fiscal 2018 to 11% from 26%.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment increased to approximately $18.9 million during the three months ended June 30, 2017, compared to $5.1 million during the three months ended June 30, 2016.  The increase in sales revenue was due primarily an increase in sales volumes, which positively impacted revenues by approximately $16.6 million, partially offset by decreased gross sales price that adversely impacted revenues by approximately $2.8 million.  The decrease in gross sales price was offset by decreased freight expenses, which resulted in an increase in average net sales price for the quarter.

Operating loss for the three months ended June 30, 2017 was approximately $2.0 million, compared to an operating loss of approximately $5.9 million during the three months ended June 30, 2016. The reduction in operating loss was primarily due to lower operating costs, which positively impacted earnings by $6.7 million, partially offset by lower average net sales price, which adversely impacted earnings by approximately $2.8 million.  The reduction in operating expenses is due primarily to increased production levels, due to increased demand for frac sand.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 26% to $43.9 million for the three months ended June 30, 2017, compared to $34.8 million for the three months ended June 30, 2016. The primary reason for the increase in revenue was the 7% and 11% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $3.0 million.  Sales revenue was also positively impacted by the 24% increase in concrete sales volumes, partially offset by a 5% decline in aggregates sales volumes, of approximately $6.1 million.

Operating earnings increased 63% to approximately $6.0 million for the three months ended June 30, 2017, compared to $3.7 million for the three months ended June 30, 2016. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $3.0 million and $0.5 million, respectively, partially offset by an increase in operating costs of approximately $1.2 million. The increase in operating costs was primarily due to increased purchased materials, which adversely impacted operating earnings by approximately $1.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Net Cash Provided by Operating Activities	$53,670	$54,083
Investing Activities:
Capital Expenditures	(16,160)	(8,978)
Net Cash Used in Investing Activities	(16,160)	(8,978)
Financing Activities:
Decrease in Credit Facility	(25,000)	(9,000)
Dividends Paid	(4,853)	(4,828)
Shares Repurchased to Settle Employee Taxes on Stock Compensation	(1,378)	(2,284)
Purchase and Retirement of Common Stock	(1,880)	(39,135)
Proceeds from Stock Option Exercises	1,273	10,632
Excess Tax Benefits from Share Based Payment Arrangements	—	3,299
Net Cash Used in Financing Activities	(31,838)	(41,316)
Net Increase in Cash	$5,672	$3,789

Cash flows from operating activities decreased to $53.7 million during three months ended June 30, 2017, compared to $54.1 million during the similar period in 2016. This decrease was primarily attributable to lower dividends from our Joint Venture, and a decrease in cash from changes in working capital, which adversely impacted cash flows by approximately $4.0 million and $8.6 million, partially offset by an increase in net income, which positively impacted cash flows by approximately $9.6 million. The decrease in cash flows from changes in working capital are primarily due to changes in accounts receivable, accounts payable and accrued liabilities and other assets, which decreased cash flows by approximately $16.4 million, $3.2 million and $1.2 million, respectively, partially offset by increased cashflows from changes in inventory and income taxes payable of approximately $5.4 million and $6.9 million.

Working capital increased to $200.6 million at June 30, 2017, compared to $171.1 million at March 31, 2016, primarily due to the increased cash and accounts receivable, and decreased accounts payable of approximately $5.6 million, $38.7 million and $13.4 million, respectively, partially offset by increased income taxes payable and decreased inventory of approximately $25.7 million and $7.9 million, respectively.  The increase in accounts and notes receivable is due primarily to increased revenues during the quarter. The decrease in inventory is due primarily to increased revenues and our cement plant outages in April 2017. The increase in income tax payable is due to the first quarter estimate not being due until July 2017.

The increase in accounts and notes receivable at June 30, 2017, is primarily due to the increase in sales revenue during the three months ended June 30, 2017 as compared to the three months ended March 31, 2017.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable was approximately 48% at June 30, 2017 and 49% at March 31, 2017. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at June 30, 2017.  Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at June 30, 2017.

Our inventory balance at June 30, 2017 declined approximately $7.9 million from our inventory balance at March 31, 2017. Within our inventory, raw materials and materials-in-progress, finished cement and paperboard decreased approximately $2.5 million, $1.6 million and $1.5 million, respectively.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during the three months ended June 30, 2017 was approximately $16.2 million, compared to net cash used in investing activities of approximately $9.0 million during the similar period in 2016, an increase of $7.2 million. The increase in cash used in investing activities is primarily due to capital expenditures in our cement and gypsum wallboard segments.  In addition to the expected $37.0 million purchase of the frac sand distribution company, we anticipate spending between $30.0 million and $35.0 million on sustaining capital expenditures for all of our businesses during fiscal 2018.  We also anticipate starting the build out of our Utica, Illinois facility, which will include the addition of a dry plant and distribution system.  The total cost of the buildout is estimated at approximately $70.0 million, and is expected to be competed in the summer of 2018.

Net cash used in financing activities was approximately $31.8 million during the three months ended June 30, 2017, compared to net cash used in financing activities of approximately $41.3 million during the similar period in 2016. This $9.5 million decrease in net cash used in financing activities is primarily due to the reduction in the repurchase and retirement of common stock, which decreased cash flows approximately $37.3 million, partially offset increased repayments of long-term debt of approximately $16.0 million and decreased proceeds from exercise of options of approximately $9.3 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 34.7% and 34.3%, respectively, at June 30, 2017, compared to 36.3% and 36.1%, respectively, at March 31, 2017.

Debt Financing Activities.

Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least

2.5:1.0.  We had $200.0 million of borrowings outstanding at June 30, 2017. Based on our Leverage Ratio, we had $290.6 million of available borrowings, net of the outstanding letters of credit, at June 30, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2017, we had $9.4 million of letters of credit outstanding.

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

Private Placement Senior Unsecured Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Notes”) in a private placement transaction. The Series 2005A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At June 30, 2017, the amount outstanding for the remaining tranche was as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Notes” and together with the Series 2005A Senior Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At June 30, 2017, the amounts outstanding for each of the remaining tranches are as follows:

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

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at June 30, 2017.

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

We do not have any off-balance sheet debt, except for approximately $40.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At June 30, 2017, we had $9.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $20.1 million in performance bonds relating primarily to our mining operations.

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

Dividends.

Dividends paid were $4.9 million and $4.8 million for the three-month periods ended June 30, 2017 and 2016, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases.

	Common Stock
	Shares Purchased	Average Price Paid Per Share
April 1 through April 30, 2017	—	$—
May 1 through May 31, 2017	—	—
June 1 through June 30, 2017	20,000	94.03
Year-to-Date Totals	20,000	$94.03

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During the three months ended June 30, 2017, we repurchased 20,000 shares at an average price of $94.03.  Subsequent to June 30, 2017 we repurchased an additional 65,000 shares at an average price of $92.74. Including the repurchases subsequent to June 30, 2017, we have authorization to purchase an additional 4,712,200 shares.

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

During the three months ended June 30, 2017, 14,054 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures.

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Land and Quarries	$884	$1,016
Plants	9,234	6,149
Buildings, Machinery and Equipment	6,042	1,813
Total Capital Expenditures	$16,160	$8,978

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at June 30, 2017, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $200.0 million of borrowings outstanding at June 30, 2017 would increase interest expense by approximately $2.0 million on an annual basis.  At present, we do not utilize derivative financial instruments.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Initial discovery in this litigation is complete.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgement.  On February 18, 2016, the court denied the Company’s motion for summary judgement, but granted Certainteed’s motion for summary judgement.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgement decision to the U.S. Court of Appeals for the Third Circuit was denied.  Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  Class certification proceedings are ongoing. The Court held an evidentiary hearing on the direct purchaser plaintiff’s motion for class certification in April 2017 and held a hearing on indirect purchase plaintiff’s motion for class certification in June 2017. We are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses. We deny the allegations in these lawsuits and will vigorously defend ourselves against these claims.

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

Item 6. Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on May 19, 2017, and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2018 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 19, 2017, and incorporated herein by reference). (1)

10.3

Eagle Materials Inc. Special Situation Program for Fiscal Year 2018 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 19, 2017, and incorporated herein by reference. (1)

10.4*	Amendment dated May 15, 2017 to Eagle Materials Inc. Amended and Restated Incentive Plan. (1)

10.5*	Form of Management Non-Qualified Option Agreement (Performance). (1)

10.6*	Form of Management Non-Qualified Option Agreement (Time Vest). (1)

10.7*	Form of Management Restricted Stock Agreement (Performance). (1)

10.8*	Form of Management Restricted Stock Agreement (Time Vest). (1)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 28, 2017	/s/ DAVID B. POWERS
David B. Powers President and Chief Executive Officer (principal executive officer)

July 28, 2017	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 28, 2017	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)