Form 10-Q
period 2017-09-30
EAGLE MATERIALS INC
filed 2017-10-25
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of October 23, 2017, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,625,085

Eagle Materials Inc. and Subsidiaries

Form 10-Q

September 30, 2017

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Revenues	$376,315	$332,658	$742,436	$630,162
Cost of Goods Sold	279,561	241,448	559,623	466,997
Gross Profit	96,754	91,210	182,813	163,165
Equity in Earnings of Unconsolidated Joint Venture	11,955	12,147	21,831	20,127
Corporate General and Administrative	(9,821)	(8,832)	(19,500)	(18,665)
Other Income	887	504	1,644	1,579
Interest Expense, Net	(7,456)	(5,656)	(14,939)	(9,557)
Earnings Before Income Taxes	92,319	89,373	171,849	156,649
Income Tax Expense	(28,957)	(29,136)	(53,605)	(51,068)
Net Earnings	$63,362	$60,237	$118,244	$105,581
EARNINGS PER SHARE:
Basic	$1.32	$1.26	$2.46	$2.20
Diluted	$1.31	$1.25	$2.43	$2.18
AVERAGE SHARES OUTSTANDING:
Basic	48,053,733	47,809,476	48,087,625	47,911,276
Diluted	48,504,767	48,229,485	48,579,984	48,375,116
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Net Earnings	$63,362	$60,237	$118,244	$105,581
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	314	500	628	1,000
Tax Expense	(117)	(188)	(234)	(376)
Comprehensive Earnings	$63,559	$60,549	$118,638	$106,205

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$31,056	$6,561
Accounts and Notes Receivable	169,125	136,313
Inventories	239,189	252,846
Prepaid and Other Assets	7,440	4,904
Total Current Assets	446,810	400,624
Property, Plant and Equipment -	2,515,337	2,439,438
Less: Accumulated Depreciation	(946,934)	(892,601)
Property, Plant and Equipment, net	1,568,403	1,546,837
Notes Receivable	476	815
Investment in Joint Venture	52,960	48,620
Goodwill and Intangible Assets	240,947	235,505
Other Assets	11,445	14,723
	$2,321,041	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$79,194	$92,193
Accrued Liabilities	59,788	55,379
Income Tax Payable	1,211	733
Current Portion of Long-term Debt	81,214	81,214
Total Current Liabilities	221,407	229,519
Long-term Debt	575,588	605,253
Other Long-term Liabilities	44,038	42,878
Deferred Income Taxes	167,335	166,024
Total Liabilities	1,008,368	1,043,674
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,624,085 and 48,453,268 Shares, respectively	486	485
Capital in Excess of Par Value	150,029	149,014
Accumulated Other Comprehensive Losses	(7,002)	(7,396)
Retained Earnings	1,169,160	1,061,347
Total Stockholders’ Equity	1,312,673	1,203,450
	$2,321,041	$2,247,124

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$118,244	$105,581
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	59,253	45,249
Inventory Adjustment to Net Realizable Value	—	8,492
Deferred Income Tax Provision	1,077	2,125
Stock Compensation Expense	7,235	6,158
Excess Tax Benefits from Share Based Payment Arrangements	—	(5,494)
Equity in Earnings of Unconsolidated Joint Venture	(21,831)	(20,127)
Distributions from Joint Venture	17,500	21,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(30,361)	(33,506)
Inventories	13,856	17,521
Accounts Payable and Accrued Liabilities	(14,905)	3,337
Other Assets	2,202	(1,005)
Income Taxes Payable	478	10,071
Net Cash Provided by Operating Activities	152,748	160,152
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(44,851)	(18,231)
Acquisition Spending	(36,761)	—
Net Cash Used in Investing Activities	(81,612)	(18,231)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(30,000)	(382,000)
Issuance of Long-term Debt	—	350,000
Payment of Debt Issuance Costs	—	(6,637)
Dividends Paid to Stockholders	(9,709)	(9,677)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,455)	(2,965)
Purchase and Retirement of Common Stock	(24,903)	(60,013)
Proceeds from Stock Option Exercises	20,426	12,992
Excess Tax Benefits from Share Based Payment Arrangements	—	5,494
Net Cash Used in Financing Activities	(46,641)	(92,806)
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,495	49,115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,561	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,056	$54,506

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six-month periods ended September 30, 2017 include the accounts of Eagle Materials Inc. (“Eagle” or “Parent”) and its majority-owned subsidiaries (collectively, the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2017.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on April 1, 2017. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The primary impact of adoption was the recognition of excess tax benefits for our stock awards in the provision for income taxes rather than additional paid-in capital.  As provided by the new standard, the Company changed its method of accounting for forfeitures, and will now recognize forfeitures as they occur, which resulted in an approximately $0.7 million reduction to retained earnings.  Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $2.7 million for the six months ended September 30, 2017. The presentation of excess tax benefits on stock-based compensation was adopted prospectively within the unaudited Condensed Consolidated Statements of Cash Flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the unaudited Condensed Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which revises the accounting for periodic pension and postretirement expense.  This ASU requires net periodic benefit cost, with the exception of service cost, to be presented retrospectively as nonoperating expense.  Service cost will remain a component of cost of goods sold and represent the only cost of pension and postretirement expense eligible for capitalization. We will adopt the standard on April 1, 2018 using the retrospective method for presentation of service cost and other components in the income statement.  We will prospectively adopt the requirement to limit the capitalization of benefit cost to the service cost component.  The impact of adopting this standard will be a reduction to cost of goods sold and an increase in other expense.  Had we adopted this standard on April 1, 2017, our gross profit for the six months ended September 30, 2017 would have increased by approximately $0.4 million, and other income would have decreased by $0.4 million.

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

Actual and pro forma impact of the Fairborn Acquisition: The following table presents the net sales and operating earnings related to the Fairborn Acquisition that have been included in our consolidated statement of earnings for the three and six months ended September 30, 2017:

	For the Three Months	For the Six Months
	Ended September 30,	Ended September 30,
	2017	2017
	(dollars in thousands)
Revenues	$25,266	$47,421
Operating Earnings	$7,855	$13,833

Operating earnings shown above for the six months ended September 30, 2017 have been impacted by approximately $7.2 million and $0.6 million related to depreciation and amortization and the recording of acquired inventory at fair value, respectively.

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

	For the Three Months Ended September 30, 2016	For the Six Months Ended September 30, 2016
	(dollars in thousands)
Revenues	$356,846	$677,532
Net Income	$63,471	$111,336
Earnings per share – basis	$1.33	$2.32
Earnings per share - diluted	$1.32	$2.30

The pro forma results do not include any anticipated synergies or other expected benefits of the Fairborn Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Fairborn Acquisition been consummated as of April 1, 2016.

Wildcat Acquisition

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the “Wildcat Acquisition”).  Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States.  The purchase price (the “Purchase Price”) of the Wildcat Acquisition was approximately $36.8 million, subject to adjustments for working capital and other customary post-closing adjustments.  The Purchase Price was allocated as follows: approximately $3.1 million to current assets, $28.3 million to property and equipment, $1.4 million to intangible and other assets, $2.8 million to current liabilities and $6.8 million to goodwill. The Purchase Price and expenses incurred in connection with the Wildcat Acquisition were funded through operating cash flow and borrowings under our bank credit facility.  Assets related to the Wildcat Acquisition will be included in the Corporate and Other segment in our segment reporting.

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $14.6 million and $6.8 million for the six months ended September 30, 2017 and 2016, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2017 and 2016, were $52.4 million and $39.3 million, respectively.

We have excluded approximately $5.2 million of non-cash investing activities from the statement of cash flows related to fixed asset additions for which we were not invoiced until October 2017.  These amounts were accrued at September 30, 2017 and paid during October 2017.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $10.9 million and $10.7 million at September 30, 2017 and March 31, 2017, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $2.8 million at September 30, 2017, of which approximately $2.3 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2018 and 2021. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Six Months Ended September 30, 2017
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$485
Issuance of Restricted Stock	1
Purchase and Retirement of Common Stock	(1)
Stock Option Exercises	1
Balance at End of Period	486
Capital in Excess of Par Value –
Balance at Beginning of Period	149,014
Stock Compensation Expense	7,235
Cumulative Impact of the Adoption of ASU 2016-09	713
Shares Redeemed to Settle Employee Taxes	(2,455)
Stock Option Exercises	20,424
Purchase and Retirement of Common Stock	(24,902)
Balance at End of Period	150,029
Retained Earnings –
Balance at Beginning of Period	1,061,347
Dividends Declared to Stockholders	(9,718)
Cumulative Impact of the Adoption of ASU 2016-09	(713)
Net Earnings	118,244
Balance at End of Period	1,169,160
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(7,396)
Change in Funded Status of Pension Plan, net of tax	394
Balance at End of Period	(7,002)
Total Stockholders’ Equity	$1,312,673

During the six months ended September 30, 2017, we repurchased 272,772 shares at an average price of $91.31.  As of September 30, 2017, we have authorization to purchase an additional 4,544,428 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	September 30, 2017	March 31, 2017
	(dollars in thousands)
Raw Materials and Material-in-Progress	$111,355	$122,736
Finished Cement	22,185	24,428
Gypsum Wallboard	7,668	7,951
Paperboard	8,738	8,635
Frac Sand	2,239	2,907
Aggregates	7,553	7,686
Repair Parts and Supplies	73,851	73,732
Fuel and Coal	5,600	4,771
	$239,189	$252,846

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	September 30, 2017	March 31, 2017
	(dollars in thousands)
Payroll and Incentive Compensation	$19,850	$22,850
Benefits	13,433	11,503
Interest	5,791	5,992
Property Taxes	7,332	4,759
Power and Fuel	1,672	1,536
Sales and Use Tax	1,287	2,459
Legal	1,606	944
Acquisition Related Expenses	—	350
Other	8,817	4,986
	$59,788	$55,379

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

Long-Term Compensation Plans -

Options. In May 2017, the Compensation Committee approved the granting of an aggregate of 58,055 performance vesting stock options pursuant to the Plan to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2018 Employee Performance Stock Option Grant”).  The performance criterion for the Fiscal 2018 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 11.0% to

18.0%, for the fiscal year ending March 31, 2018.  All stock options will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all stock options granted will be forfeited.  Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2019 through 2021. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 48,379 time vesting stock options to the same officers and key employees, which vest ratably over four years (the “Fiscal 2018 Employee Time Vesting Stock Option Grant).  In August 2017, we granted 6,052 options to members of the Board of Directors (the “Fiscal 2018 Board of Directors Stock Option Grant”).  Options granted under the Fiscal 2018 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of the grant.  The Fiscal 2018 Employee Performance Stock Option Grant, Fiscal 2018 Employee Time Vesting Stock Option Grant and Fiscal 2018 Board of Directors Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model.

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2018 are as follows:

Fiscal 2018
Dividend Yield	1.3%
Expected Volatility	36.3%
Risk Free Interest Rate	2.1%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.3 million and $2.2 million for the three and six months ended September 30, 2017, respectively and approximately $1.8 million and $3.0 million for the three and six months ended September 30, 2016, respectively.  At September 30, 2017, there was approximately $8.9 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table represents stock option activity for the six months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,323,379	$66.07
Granted	119,986	$100.20
Exercised	(388,675)	$58.95
Cancelled	(16,742)	$78.05
Outstanding Options at End of Period	1,037,948	$72.49
Options Exercisable at End of Period	635,676	$65.13
Weighted-Average Fair Value of Options Granted during the Period	$33.37

The following table summarizes information about stock options outstanding at September 30, 2017:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 29.84	69,110	3.84	$23.47	69,110	$23.47
$33.43 – $ 37.34	108,582	4.71	$33.93	108,582	$33.93
$53.22 – $ 77.67	320,137	7.45	$70.94	164,094	$69.22
$79.73 – $ 106.00	540,119	7.82	$87.43	293,890	$84.18
	1,037,948	7.11	$72.49	635,676	$65.13

At September 30, 2017, the aggregate intrinsic value for outstanding and exercisable options was approximately $35.5 million and $26.4 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2017 was approximately $16.2 million.

Restricted Stock. In May 2017, the Compensation Committee approved the granting of an aggregate of 52,646 shares of performance vesting restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2018 Employee Restricted Stock Performance Award”). The performance criterion for the Fiscal 2018 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2018.  All restricted shares will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all awards will be forfeited.   Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2019 through 2021. The Compensation Committee also approved the granting of 43,874 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the “Fiscal 2018 Employee Restricted Stock Time Vesting Award”).  In August 2017, we awarded 11,444 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2018 Restricted Stock Award”), which vests six months after the grant date.  The Fiscal 2018 Employee Restricted Stock Performance Award and the Fiscal 2018 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant, and are being expensed over a four year period. The Board of Director Fiscal 2018 Restricted Stock Awards were valued at the closing price of the stock on the date of grant, and are being expensed over a six month period.

Expense related to restricted shares was approximately $2.5 million and $5.0 million for the three and six months ended September 30, 2017, respectively and approximately $1.8 million and $3.2 million for the three and six months ended September 30, 2016, respectively. At September 30, 2017, there was approximately $22.4 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.6 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,144,352 at September 30, 2017.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Weighted-Average Shares of Common Stock Outstanding	48,053,733	47,809,476	48,087,625	47,911,276
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	1,060,209	864,378	1,159,975	951,783
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(801,684)	(600,322)	(865,203)	(657,730)
Restricted Shares	192,509	155,953	197,587	169,787
Weighted-Average Common and Common Equivalent Shares Outstanding	48,504,767	48,229,485	48,579,984	48,375,116
Shares Excluded Due to Anti-dilution Effects	88,729	646,593	76,044	669,406

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$153	$221	$404	$443
Interest Cost of Benefit Obligations	357	398	753	797
Expected Return on Plan Assets	(578)	(415)	(980)	(831)
Recognized Net Actuarial Loss	46	426	473	851
Amortization of Prior-Service Cost	60	74	150	149
Net Periodic Pension Cost	$38	$704	$800	$1,409

We anticipate contributing approximately $8.5 million to our pension plans during our fiscal third quarter, which is expected to substantially decrease our unfunded pension liability at March 31, 2018.

(K) INCOME TAXES

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2017 was approximately 31%, which was lower than the effective tax rate of 33% for the six months ended September 30, 2016, primarily due to the discrete benefit of approximately $2.7 million related to share based compensation, in accordance with ASU 2016-09.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2017	March 31, 2017
	(dollars in thousands)
Credit Facility	$195,000	$225,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	117,714	117,714
Total Debt	662,714	692,714
Less: Current Portion of Long-term Debt	(81,214)	(81,214)
Less: Debt Origination Costs	(5,912)	(6,247)
Total Long-term Debt	$575,588	$605,253

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $195.0 million of borrowings outstanding at September 30, 2017. Based on our Leverage Ratio, we had $295.6  million of available borrowings, net of the outstanding letters of credit, at September 30, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2017, we had $9.4 million of letters of credit outstanding.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (Q) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

Private Placement Senior Unsecured Notes -

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Unsecured Notes”) in a private placement transaction. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At September 30, 2017, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Unsecured Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches. At September 30, 2017, the amounts outstanding for each of the remaining tranches were as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Notes is payable semi-annually April 2 and October 2 of each year until all principal is paid for the respective tranche.  During October 2017, the $24.0 million outstanding under Tranche C of the Series 2007A Senior Unsecured Notes matured, and the related notes were repaid and cancelled at that time.

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

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at September 30, 2017.

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

We operate in five business segments: Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement and slag (basic construction materials which are the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters, the sale of readymix concrete and the mining and sale of aggregates (crushed stone, sand and gravel) and sand used in hydraulic fracturing (“frac sand”). The products that we manufacture, distribute and sell are basic materials used with broad application as construction products, building materials, and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, slag, concrete and aggregates.  Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and natural gas extraction include frac sand and oil well cement.

We operate seven cement plants, one slag grinding facility, seventeen cement distribution terminals, five gypsum wallboard plants, a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations,  two frac sand processing facilities, including the mine idled in Utica, Illinois, three frac sand drying facilities, including the facility idled in Corpus Christi, Texas, six frac sand trans-load locations and eleven frac sand distribution centers. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, Ohio and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold and distributed into shale deposit zones across the United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$191,650	$166,811	$374,585	$311,603
Gypsum Wallboard	123,068	122,923	249,881	236,185
Paperboard	45,359	44,459	89,772	87,274
Oil and Gas Proppants	22,022	6,631	40,932	11,727
Concrete and Aggregates	43,431	39,140	87,350	73,891
Sub-total	425,530	379,964	842,520	720,680
Less: Intersegment Revenues	(23,215)	(20,331)	(45,914)	(38,655)
Net Revenues, including Joint Venture	402,315	359,633	796,606	682,025
Less: Joint Venture	(26,000)	(26,975)	(54,170)	(51,863)
Net Revenues	$376,315	$332,658	$742,436	$630,162

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$4,654	$4,536	$9,583	$8,071
Paperboard	18,159	15,452	35,516	29,958
Concrete and Aggregates	402	343	815	626
	$23,215	$20,331	$45,914	$38,655
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,343	1,200	2,611	2,233
Joint Venture	227	242	470	460
	1,570	1,442	3,081	2,693

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$58,752	$50,716	$101,933	$82,316
Gypsum Wallboard	39,575	41,698	83,396	81,034
Paperboard	6,517	10,220	11,455	21,447
Oil and Gas Proppants	(1,754)	(4,090)	(3,780)	(10,002)
Concrete and Aggregates	5,619	4,813	11,640	8,497
Sub-total	108,709	103,357	204,644	183,292
Corporate General and Administrative	(9,821)	(8,832)	(19,500)	(18,665)
Other Income	887	504	1,644	1,579
Earnings Before Interest and Income Taxes	99,775	95,029	186,788	166,206
Interest Expense, net	(7,456)	(5,656)	(14,939)	(9,557)
Earnings Before Income Taxes	$92,319	$89,373	$171,849	$156,649
Cement Operating Earnings -
Wholly–owned Operations	$46,797	$38,569	$80,102	$62,189
Joint Venture	11,955	12,147	21,831	20,127
	$58,752	$50,716	$101,933	$82,316
Capital Expenditures -
Cement	$13,014	$5,009	$20,732	$10,254
Gypsum Wallboard	5,219	2,097	10,861	3,425
Paperboard	659	400	1,423	1,704
Oil and Gas Proppants	13,781	8	14,360	65
Concrete and Aggregates	1,118	1,506	2,530	2,550
Corporate and Other	140	233	185	233
	$33,931	$9,253	$50,091	$18,231
Depreciation, Depletion and Amortization -
Cement	$12,662	$8,784	$25,141	$17,395
Gypsum Wallboard	4,473	4,768	8,915	9,530
Paperboard	2,172	2,106	4,309	4,206
Oil and Gas Proppants	8,518	4,261	16,124	9,445
Concrete and Aggregates	1,929	1,920	3,844	3,669
Corporate and Other	552	547	920	1,004
	$30,306	$22,386	$59,253	$45,249

	As of
	September 30, 2017	March 31, 2017
	(dollars in thousands)
Identifiable Assets -
Cement	$1,244,725	$1,234,617
Gypsum Wallboard	378,927	379,414
Paperboard	123,527	124,356
Oil and Gas Proppants	380,838	376,306
Concrete and Aggregates	107,831	110,413
Corporate and Other	85,193	22,018
	$2,321,041	$2,247,124

Segment operating earnings, including the proportionately consolidated 50% interest in the revenues and expenses of the Joint Venture, represent revenues, less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets, unrecognized tax benefits and assets acquired in the Wildcat Acquisition. The segment breakdown of goodwill is as follows:

	As of
	September 30, 2017	March 31, 2017
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Corporate and Other	6,841	—
	$205,211	$198,370

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues	$54,000	$55,458	$111,818	$105,334
Gross Margin	$24,938	$25,588	$46,251	$42,925
Earnings Before Income Taxes	$23,910	$24,294	$43,662	$40,254

	As of
	September 30, 2017	March 31, 2017
	(dollars in thousands)
Current Assets	$68,955	$73,767
Non-Current Assets	$66,473	$42,337
Current Liabilities	$32,718	$22,293

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(3)	$(4)	$(6)	$(4)
Interest Expense	7,153	5,348	14,329	9,096
Other Expenses	306	312	616	465
Interest Expense, net	$7,456	$5,656	$14,939	$9,557

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Private Placement Senior Unsecured Notes, the Credit Facility, the Senior Unsecured Notes and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At September 30, 2017, we had contingent liabilities under these outstanding letters of credit of approximately $9.4 million.

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

We are currently contingently liable for performance under $21.1 million in performance bonds required by certain states and municipalities, and their related agencies.  The bonds are principally for certain reclamation obligations and mining permits.  We have indemnified the underwriting insurance company against any exposure under the performance bonds.  In our past experience, no material claims have been made against these financial instruments.

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleged that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleged that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV was materially similar to the 2010 NOV except that it alleged violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs stated that the EPA may seek penalties although it did not propose or assess any specific level of penalties or specify what relief the EPA would seek for the alleged violations. In January 2017, NCC entered into a Consent Decree in which NCC agreed to install at its Fernley, Nevada plant certain emission control equipment (selective non-catalytic reduction) to reduce nitrous oxide emissions and to pay a penalty of $0.6 million.  NCC also agreed to replace two existing vehicles with two new vehicles with more efficient Tier 4 engines.  Under the terms of the Consent Decree, NCC will complete the installation of the emission control equipment and vehicle replacement in approximately 2 years.  It is anticipated that the investment in the new emission control equipment and vehicles will cost approximately $3.0 million. In the Consent Decree NCC denies all allegations set forth in the NOVs and the Complaint which was filed simultaneously with the entry of the Consent Decree, and the Consent Decree resolves all such claims by the government.  The Consent Decree was signed by the EPA and the US Department of Justice and lodged in US District Court for the District of Nevada in May 2017.  On October 4, 2017, the Consent Decree was entered by the Court and NCC paid the penalty in early October.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the

United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits included CertainTeed Corp. (“Certainteed”), USG Corporation and United States Gypsum (together “USG”), New NGC, Inc. (“New NGC”), Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC (“PABCO”). On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On June 24, 2013, the direct and indirect purchaser plaintiffs filed consolidated amended class action complaints. The direct purchasers’ complaint added the Company as a defendant. The plaintiffs in the consolidated class action complaints assert claims on behalf of purported classes of direct purchasers or end users of wallboard from January 1, 2012 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief. On July 29, 2013, the Company and American Gypsum answered the complaints, denying all allegations that they conspired to increase the price of drywall and asserting affirmative defenses to the plaintiffs’ claims.

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgment.  On February 18, 2016, the court denied the Company’s motion for summary judgment and granted judgment in favor of Certainteed.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  Indirect purchaser plaintiffs filed a motion for preliminary approval of this settlement in September 2016.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgment decision to the U.S. Court of Appeals for the Third Circuit was denied.

Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  The Court held an evidentiary hearing on the direct purchaser plaintiffs’ motion for class certification in April 2017 and held a hearing on indirect purchaser plaintiffs’ motion for class certification in June 2017.  On August 23, 2017, the court granted the direct purchaser plaintiffs’ motion for class certification and certified a class consisting of all persons or entities that purchased paper-backed gypsum wallboard in the United States from January 1, 2012 through January 31, 2013 directly from American Gypsum, the Company, Lafarge, New NGC, PABCO, USG, and/or L&W Supply Corporation (which was a subsidiary of USG Corporation during the class period).  On August 24, 2017, the court denied the indirect purchaser plaintiffs’ motion for class certification.  On September 6, 2017, American Gypsum, the Company, New NGC, and PABCO filed a petition with the U.S. Court of Appeals for the Third Circuit seeking interlocutory appeal of the district court’s decision granting the direct purchaser plaintiffs’ motion for class certification under Federal Rule of Civil Procedure 23(f).  On September 7, 2017, the indirect purchaser plaintiffs filed a petition with the Third Circuit appealing the district court’s denial of their motion for class certification.  The Third Circuit denied the indirect purchaser plaintiff’s petition on October 12, 2017; the defendants’ petition remains pending before the Third Circuit.  On September 7, 2017, the indirect purchaser plaintiffs also filed a proposal to file a motion for class certification for a class consisting of persons and entities who purchased drywall manufactured by American Gypsum, USG, New NGC, Lafarge, TIN, and PABCO from The Home Depot, Inc., Lowe’s Companies, Inc., or Menards Inc. during the period from January 1, 2012 through January 31, 2013.

On September 6, 2017, American Gypsum, the Company, New NGC, and PABCO moved for the entry of partial summary judgment in their favor with respect to the direct purchaser and indirect purchaser plaintiffs’ claims that TIN and non-defendant Georgia-Pacific LLC participated in the alleged conspiracy.  The plaintiffs moved to strike the motion for partial summary judgment on September 18, 2017.

In the direct purchaser class action, if the petition currently before the Third Circuit appealing direct purchasers class certification is not granted, we expect that a trial date may be set in the near future.  We intend to continue to defend against these claims vigorously.  In addition, we plan to commence preparations for trial and may from time to time engage in settlement and other discussions with direct purchaser plaintiffs, if we conclude that such discussions have the potential to result in an appropriate resolution of this action.  At this point, we are not able to predict the likely outcome of a trial or any settlement discussions; however, an adverse outcome in either scenario could have a material adverse effect on our financial position or results of operations.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.  Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016.  As a result of settlements reached with TIN and Lafarge, the homebuilder plaintiffs voluntarily dismissed their claims against TIN and Lafarge on June 6 and June 24, 2016, respectively.  On January 31, 2017, the plaintiffs voluntarily dismissed their claims against CertainTeed.  Discovery in this lawsuit is ongoing.

At this stage, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses for the anti-trust lawsuits.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes and Private Placement Senior Unsecured Notes at September 30, 2017 is as follows:

Fair Value
(dollars in thousands)
Series 2005A Tranche C	$57,399
Series 2007A Tranche C	24,005
Series 2007A Tranche D	38,609
4.5% Senior Unsecured Notes Due 2026	365,190

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at September 30, 2017 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at September 30, 2017.

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$376,315	$—	$376,315
Cost of Goods Sold	—	279,561	—	279,561
Gross Profit	—	96,754	—	96,754
Equity in Earnings of Unconsolidated Joint Venture	11,955	11,955	(11,955)	11,955
Equity in Earnings of Subsidiaries	64,496	—	(64,496)	—
Corporate General and Administrative Expenses	(9,178)	(643)	—	(9,821)
Other Income (Loss)	(179)	1,066	—	887
Interest Expense, net	(13,833)	6,377	—	(7,456)
Earnings before Income Taxes	53,261	115,509	(76,451)	92,319
Income Taxes	10,101	(39,058)	—	(28,957)
Net Earnings	$63,362	$76,451	$(76,451)	$63,362
Net Earnings	$63,362	$76,451	$(76,451)	$63,362
Net Actuarial Change in Benefit Plans, net of tax	197	197	(197)	197
Comprehensive Earnings	$63,559	$76,648	$(76,648)	$63,559

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$332,658	$—	$332,658
Cost of Goods Sold	—	241,448	—	241,448
Gross Profit	—	91,210	—	91,210
Equity in Earnings of Unconsolidated Joint Venture	12,147	12,147	(12,147)	12,147
Equity in Earnings of Subsidiaries	61,469	—	(61,469)	—
Corporate General and Administrative Expenses	(7,497)	(1,335)	—	(8,832)
Other Income (Loss)	(137)	641	—	504
Interest Expense, net	(12,354)	6,698	—	(5,656)
Earnings before Income Taxes	53,628	109,361	(73,616)	89,373
Income Taxes	6,609	(35,745)	—	(29,136)
Net Earnings	$60,237	$73,616	$(73,616)	60,237
Net Earnings	$60,237	$73,616	$(73,616)	60,237
Net Actuarial Change in Benefit Plans, net of tax	312	312	(312)	312
Comprehensive Earnings	$60,549	$73,928	$(73,928)	$60,549

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$742,436	$—	$742,436
Cost of Goods Sold	—	559,623	—	559,623
Gross Profit	—	182,813	—	182,813
Equity in Earnings of Unconsolidated Joint Venture	21,831	21,831	(21,831)	21,831
Equity in Earnings of Subsidiaries	122,792	—	(122,792)	—
Corporate General and Administrative Expenses	(17,826)	(1,674)	—	(19,500)
Other Income (Loss)	(346)	1,990	—	1,644
Interest Expense, net	(26,795)	11,856	—	(14,939)
Earnings before Income Taxes	99,656	216,816	(144,623)	171,849
Income Taxes	18,588	(72,193)	—	(53,605)
Net Earnings	$118,244	$144,623	$(144,623)	$118,244
Net Earnings	$118,244	$144,623	$(144,623)	$118,244
Net Actuarial Change in Benefit Plans, net of tax	394	394	(394)	394
Comprehensive Earnings	$118,638	$145,017	$(145,017)	$118,638

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$630,162	$—	$630,162
Cost of Goods Sold	—	466,997	—	466,997
Gross Profit	—	163,165	—	163,165
Equity in Earnings of Unconsolidated Joint Venture	20,127	20,127	(20,127)	20,127
Equity in Earnings of Subsidiaries	111,172	—	(111,172)	—
Corporate General and Administrative Expenses	(15,728)	(2,937)	—	(18,665)
Other Income (Loss)	(214)	1,793	—	1,579
Interest Expense, net	(22,365)	12,808	—	(9,557)
Earnings before Income Taxes	92,992	194,956	(131,299)	156,649
Income Taxes	12,589	(63,657)	—	(51,068)
Net Earnings	$105,581	$131,299	$(131,299)	105,581
Net Earnings	$105,581	$131,299	$(131,299)	105,581
Net Actuarial Change in Benefit Plans, net of tax	624	624	(624)	624
Comprehensive Earnings	$106,205	$131,923	$(131,923)	$106,205

Condensed Consolidating Balance Sheet At September 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$29,062	$1,994	$—	$31,056
Accounts and Notes Receivable	396	168,729	—	169,125
Inventories	—	239,189	—	239,189
Prepaid and Other Current Assets	595	6,845	—	7,440
Total Current Assets	30,053	416,757	—	446,810
Property, Plant and Equipment -	3,099	2,512,238	—	2,515,337
Less: Accumulated Depreciation	(999)	(945,935)	—	(946,934)
Property, Plant and Equipment, net	2,100	1,566,303	—	1,568,403
Notes Receivable	—	476	—	476
Investment in Joint Venture	61	52,899	—	52,960
Investments in Subsidiaries and Receivables from Affiliates	5,415,507	3,446,701	(8,862,208)	—
Goodwill and Intangible Assets, net	—	240,947	—	240,947
Other Assets	5,521	5,924	—	11,445
	$5,453,242	$5,730,007	$(8,862,208)	$2,321,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,067	$73,127	$—	$79,194
Accrued Liabilities	19,787	40,001	—	59,788
Income Tax Payable	1,211	—	—	1,211
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	108,279	113,128	—	221,407
Long-term Debt	575,588	—	—	575,588
Other Long-term Liabilities	157	43,881	—	44,038
Payables to Affiliates	3,446,701	2,970,110	(6,416,811)	—
Deferred Income Taxes	9,844	157,491	—	167,335
Total Liabilities	4,140,569	3,284,610	(6,416,811)	1,008,368
Total Stockholders’ Equity	1,312,673	2,445,397	(2,445,397)	1,312,673
	$5,453,242	$5,730,007	$(8,862,208)	$2,321,041

Condensed Consolidating Balance Sheet At March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,184	$1,377	$—	$6,561
Accounts and Notes Receivable	422	135,891	—	136,313
Inventories	—	252,846	—	252,846
Income Tax Receivable	33,196	—	(33,196)	—
Prepaid and Other Current Assets	484	4,420	—	4,904
Total Current Assets	39,286	394,534	(33,196)	400,624
Property, Plant and Equipment -	2,914	2,436,524	—	2,439,438
Less: Accumulated Depreciation	(937)	(891,664)	—	(892,601)
Property, Plant and Equipment, net	1,977	1,544,860	—	1,546,837
Notes Receivable	—	815	—	815
Investment in Joint Venture	51	48,569	—	48,620
Investments in Subsidiaries and Receivables from Affiliates	5,126,289	3,252,309	(8,378,598)	—
Goodwill and Intangible Assets, net	—	235,505	—	235,505
Other Assets	5,687	9,036	—	14,723
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,687	$85,506	$—	$92,193
Accrued Liabilities	21,043	34,336	—	55,379
Income Tax Payable	733	33,196	(33,196)	733
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	109,677	153,038	(33,196)	229,519
Long-term Debt	605,253	—	—	605,253
Other Long-term Liabilities	189	42,689	—	42,878
Payables to Affiliates	3,252,309	2,825,710	(6,078,019)	—
Deferred Income Taxes	2,412	163,612	—	166,024
Total Liabilities	3,969,840	3,185,049	(6,111,215)	1,043,674
Total Stockholders’ Equity	1,203,450	2,300,579	(2,300,579)	1,203,450
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124

Condensed Consolidating Statement of Cash Flows Six Months ended September 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$21,447	$131,301	$—	$152,748
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	—	(44,851)	—	(44,851)
Acquisition Spending	—	(36,761)	—	(36,761)
Net Cash Used in Investing Activities	—	(81,612)	—	(81,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(30,000)	—	—	(30,000)
Dividends Paid to Stockholders	(9,709)	—	—	(9,709)
Purchase and Retirement of Common Stock	(24,903)	—	—	(24,903)
Proceeds from Stock Option Exercises	20,426	—	—	20,426
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,455)	—	—	(2,455)
Intra-entity Activity, net	49,072	(49,072)	—	—
Net Cash Provided by (Used in) Financing Activities	2,431	(49,072)	—	(46,641)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,878	617	—	24,495
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,062	$1,994	$—	$31,056

Condensed Consolidating Statement of Cash Flows Six Months ended September 30, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(78,298)	$238,450	$—	$160,152
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(233)	(17,998)	—	(18,231)
Net Cash Used in Investing Activities	(233)	(17,998)	—	(18,231)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(382,000)	—	—	(382,000)
Issuance of Long-term Debt	350,000	—	—	350,000
Payment of Debt Issuance Costs	(6,637)	—	—	(6,637)
Dividends Paid to Stockholders	(9,677)	—	—	(9,677)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,965)	—	—	(2,965)
Purchase and Retirement of Common Stock	(60,013)	—	—	(60,013)
Proceed from Stock Option Exercises	12,992	—	—	12,992
Excess Tax Benefits from Share Based Payment Arrangements	5,494	—	—	5,494
Intra-entity Activity, net	220,354	(220,354)	—	—
Net Cash Provided by (Used in) Financing Activities	127,548	(220,354)	—	(92,806)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,017	98	—	49,115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,524	$1,982	$—	$54,506

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and six months ended September 30, 2017 and 2016, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) and specialty oil well cement; the grinding of slag; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel), the mining and sale of sand used in hydraulic fracturing (“frac sand”) and the distribution of frac sand into shale basins across the United States. The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

On February 10, 2017, the Company completed the acquisition of the following assets (the “Fairborn Acquisition”) of CEMEX Construction Materials Atlantic LLC (“the Seller”), (i) a cement plant in located in Fairborn, Ohio (ii) a cement distribution terminal located in Columbus, Ohio, and (iii) certain other properties and assets used by the Seller in connection with the foregoing (collectively, the “Fairborn Business”).  The purchase price (the “Fairborn Purchase Price”) in the Fairborn Acquisition was approximately $400.5 million.  In addition, the Company assumed certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Fairborn Business. The Company funded the payment of the Fairborn Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility.

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the “Wildcat Acquisition”).  Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States.  The purchase price (the “Purchase Price”) of the Wildcat Acquisition was approximately $36.8 million, subject to adjustments for working capital and other customary post-closing adjustments. The Purchase Price and expenses incurred in connection with the Wildcat Acquisition were funded through operating cash flow and borrowings under our bank credit facility.

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

GENERAL CONDITIONS AND OUTLOOK

Fundamental construction products demand trends continue to be promising.  We expect to continue to benefit from an expanding U.S. economic cycle, as it relates to our businesses.  The prospects for increased infrastructure spending should ultimately positively impact both our cement and concrete and aggregates businesses.

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

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling.  Most forecasts point to a continued pick-up in demand in both of these areas for calendar 2017. Industry shipments of gypsum wallboard were 24.7 billion square feet in calendar 2016, and we are expecting shipments to increase for calendar 2017.  We recommissioned our Bernalillo plant during the second quarter of fiscal 2018, and anticipate running this plant as necessary to meet customer demand.

We expect our recycled paperboard sales volumes to remain consistent as we are currently close to our production capacity.  Recycled fiber prices have come down from historical highs experienced during the second quarter of fiscal 2018, but we expect the cost of recycled fiber to remain greater in fiscal 2018 than fiscal 2017.  We currently have sales contracts that have a mechanism to adjust sales prices for increases in the cost of fiber and energy, but these price increases are only allowed at specified times, so increases in the cost of fiber may have an adverse impact on our operating earnings in the interim prior to our ability to increase the sales price of finished paper.

Demand for frac sand has recently been improving.  The improved demand is due to several factors, namely increased horizontal drilling and increased sand intensity per well. We expect drilling activity and rig counts as well as proppant intensity per well to continue to increase throughout the remainder of calendar 2017, which should result in increased demand for frac sand.   We are in the process of building out our Utica, Illinois facility.  This build out will include the addition of a dry plant and distribution system.  We estimate that this build out will cost approximately $70.0 million and will be completed in the summer of 2018.

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$376,315	$332,658	13%	$742,436	$630,162	18%
Cost of Goods Sold	(279,561)	(241,448)	16%	(559,623)	(466,997)	20%
Gross Profit	96,754	91,210	6%	182,813	163,165	12%
Equity in Earnings of Unconsolidated Joint Venture	11,955	12,147	(2)%	21,831	20,127	8%
Corporate General and Administrative	(9,821)	(8,832)	11%	(19,500)	(18,665)	4%
Other Income	887	504	76%	1,644	1,579	4%
Interest Expense, net	(7,456)	(5,656)	32%	(14,939)	(9,557)	56%
Earnings Before Income Taxes	92,319	89,373	3%	171,849	156,649	10%
Income Tax Expense	(28,957)	(29,136)	(1)%	(53,605)	(51,068)	5%
Net Earnings	$63,362	$60,237	5%	$118,244	$105,581	12%
Diluted Earnings per Share	$1.31	$1.25	5%	$2.43	$2.18	11%

Revenues. Revenues were $376.3 million and $332.7 million for the three months ended September 30, 2017 and 2016, respectively.  Revenues from the Fairborn Acquisition positively impacted revenues by approximately $25.3 million.  Excluding revenues from the Fairborn Acquisition, revenues from our legacy businesses increased in all of our segments except recycled paperboard. The increases were due primarily to improved average net sales prices in all segments except gypsum wallboard, which was flat, and increased sales volumes in all segments except recycled paperboard and cement, which declined approximately 8% and 5%, respectively.  The increase in average net sales prices and sales volumes positively impacted net revenue by approximately $10.6 million and $7.8 million, respectively.

Revenues were $742.4 million and $630.2 million for the six months ended September 30, 2017 and 2016, respectively.  Revenues from the Fairborn Acquisition positively impacted revenues by approximately $47.4 million.  Excluding revenues from the Fairborn Acquisition, revenues from our legacy businesses increased in all of our segments. The increases were due primarily to improved average net sales prices in all segments except gypsum wallboard, which was flat, and increased sales volumes in all segments except recycled paperboard and aggregates, which declined approximately 7% and 1%, respectively.  The increase in average net sales prices and sales volumes positively impacted net revenue by approximately $18.9 million and $45.9 million, respectively.

Cost of Goods Sold. Cost of goods sold was $279.6 million and $241.4 million during the three months ended September 30, 2017 and 2016, respectively.  Approximately $17.4 million of the increase in cost of goods sold related to the Fairborn Acquisition.  The remaining increase in cost of goods sold was related to increased sales volumes and operating costs, which increased cost of goods sold by approximately $7.4 million and $13.3 million, respectively.  The increase in operating costs is related to our cement, gypsum wallboard and recycled paperboard segments and are discussed further on pages 35-37.

Cost of goods sold was $559.6 million and $467.0 million during the six months ended September 30, 2017 and 2016, respectively.  Approximately $33.6 million of the increase in cost of goods sold related to the Fairborn Acquisition.  The remaining increase in cost of goods sold was related to increased sales volumes and operating costs, which increased cost of goods sold by approximately $33.6 million and $25.5 million, respectively.  The increase in operating costs primarily related to our cement and recycled paperboard segments and are discussed further on pages 35-37.

Gross Profit. Gross profit was $96.8 million and $91.2 million during the three months ended September 30, 2017 and 2016, respectively. Approximately $7.9 million of the increase in gross profit is attributable to the Fairborn Acquisition, while the remaining increase is primarily related to increased average net sales prices and sales volumes, as noted above. The gross margin declined to 26% from 27%, due primarily to increased operating costs, partially offset by the increase in average net sales prices.

Gross profit was $182.8 million and $163.2 million during the six months ended September 30, 2017 and 2016, respectively. Approximately $13.8 million of the increase in gross profit is attributable to the Fairborn Acquisition, while the remaining increase is primarily related to increased average net sales prices and sales volumes, as noted above. The gross margin declined to 25% from 26%, due primarily to increased operating costs, partially offset by the increase in average net sales prices.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture decreased $0.2 million, or 2%, for the three months ended September 30, 2017. The decrease is primarily due to 6% decrease in sales volumes and increased operating costs, partially offset by increased average net sales price.  The impact of the decrease in sales volumes and the increase in operating costs was approximately $0.8 million and $0.5 million, respectively, partially offset by increased average net sales price of approximately $1.1 million. The increase in operating costs was primarily due to energy and purchased raw materials, which increased by approximately $0.4 million and $0.2 million, respectively.  Sales volumes for the quarter were adversely impacted by wet weather and hurricane flooding along the Texas Gulf coast.

Equity in earnings of our unconsolidated joint venture increased $1.7 million, or 8%, for the six months ended September 30, 2017. The increase is primarily due to an 2% and 4% increase in sales volumes and average net sales prices, respectively, partially offset by increased operating costs.  The impact of the increase in sales volumes and average net sales prices was approximately $0.4 million and $2.1 million, respectively, partially offset by increased operating costs of approximately $0.8 million. The increase in operating costs was primarily due to energy and purchased raw materials, which both increased by approximately $0.3 million.  Sales volumes were adversely impacted during the fiscal second quarter by wet weather and hurricane flooding along the Texas Gulf coast.

Corporate General and Administrative. Corporate general and administrative expenses increased 11% for the three months ended September 30, 2017. The increase in corporate general and administrative expenses is due primarily to increases of approximately $0.8 and $0.3 million in incentive compensation and legal, respectively, partially offset by a decrease in acquisition and business development costs of approximately $0.4 million.

Corporate general and administrative expenses increased 4% for the six months ended September 30, 2017. The increase in corporate general and administrative expenses is due primarily to increases of approximately $0.8 million and $0.2 million in incentive compensation and acquisition and business development costs, respectively, partially offset by decreased legal expenses of approximately $0.4 million.

Other Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $1.8 million during the three months ended September 30, 2017. The increase in interest expense, net is due primarily to our issuance of $350.0 million of 4.5% senior notes during August 2016, which increased interest expense by approximately $1.3 million and increased borrowings under our line of credit, which increased interest expense by approximately $0.5 million, which was due to higher average outstanding balances during the current fiscal quarter.

Interest expense, net, increased approximately $5.3 million during the six months ended September 30, 2017. The increase in interest expense, net is due primarily to our issuance of $350.0 million of 4.5% senior notes during August 2016, which increased interest expense by approximately $5.3 million.

Earnings Before Income Taxes. Earnings before income taxes were $92.3 million and $89.4 million during the three months ended September 30, 2017 and 2016, respectively. The increase was primarily due to an approximately $5.6 million increase in gross profit and a $0.4 million increase in other income, partially offset by a decrease of $0.2 million in equity in earnings of unconsolidated joint venture, and increases of $1.0 and $1.8 million in corporate general and administrative expenses and interest expense, net respectively.

Earnings before income taxes were $171.8 million and $156.6 million during the six months ended September 30, 2017 and 2016, respectively. The increase was primarily due to an approximately $19.6 million increase in gross profit and a $1.7 million increase in equity in earnings of unconsolidated joint venture, partially offset by a $0.7 million increase in corporate general and administrative expenses and an increase in interest expense, net of approximately $5.3 million.

Income Taxes. Income tax expense was $53.6 million and $51.1 million for the six months ended September 30, 2017 and 2016, respectively. The estimated effective tax rate for fiscal 2018 was approximately 31%, which is less than the 33% tax rate for fiscal 2017.  The reduction in the effective rate was primarily due to the discrete income tax benefit of $2.7 million realized during fiscal 2018 related to share based compensation.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended September 30, 2017 of approximately $63.4 million increased 5%.  Diluted earnings per share for the three months ended September 30, 2017 were $1.31, compared to diluted earnings per share of $1.25 for the three months ended September 30, 2016.

Net earnings for the six months ended September 30, 2017 of approximately $118.2 million increased 12%.  Diluted earnings per share for the six months ended September 30, 2017 were $2.43, compared to diluted earnings per share of $2.18 for the six months ended September 30, 2016.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2017	2016	Percentage	2017	2016	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$191,650	$166,811	15%	$374,585	$311,603	20%
Gypsum Wallboard	123,068	122,923	0%	249,881	236,185	6%
Recycled Paperboard	45,359	44,459	2%	89,772	87,274	3%
Oil and Gas Proppants	22,022	6,631	232%	40,932	11,727	249%
Concrete and Aggregates	43,431	39,140	11%	87,350	73,891	18%
Gross Revenues	425,530	379,964	12%	842,520	720,680	17%
Less: Intersegment Revenues	(23,215)	(20,331)	14%	(45,914)	(37,851)	21%
Less: Joint Venture Revenues	(26,000)	(26,975)	(4%)	(54,170)	(52,667)	3%
	$376,315	$332,658	13%	$742,436	$630,162	18%
Sales Volume
Cement (M Tons) (2)	1,570	1,442	9%	3,081	2,693	14%
Gypsum Wallboard (MMSF)	651	650	0%	1,305	1,237	5%
Recycled Paperboard (M Tons)	79	86	(8%)	158	169	(7%	)
Concrete (M Yards)	333	315	6%	690	602	15%
Aggregates (M Tons)	1,049	1,027	2%	1,944	1,971	(1%	)
Frac Sand (M Tons)	389	111	250%	704	185	281%
Average Net Sales Prices (3)
Cement (2)	$106.96	$99.95	7%	$106.95	$100.27	7%
Gypsum Wallboard	153.71	154.41	(0%)	156.37	155.97	0%
Recycled Paperboard	561.26	501.84	12%	555.48	500.41	11%
Concrete	100.66	95.00	6%	99.78	93.92	6%
Aggregates	9.26	8.64	7%	9.24	8.48	9%
Operating Earnings
Cement (2)	$58,752	$50,716	16%	$101,933	$82,316	24%
Gypsum Wallboard	39,575	41,698	(5%)	83,396	81,034	3%
Recycled Paperboard	6,517	10,220	(36%)	11,455	21,447	(47%	)
Oil and Gas Proppants	(1,754)	(4,090)	57%	(3,780)	(10,002)	62%
Concrete and Aggregates	5,619	4,813	17%	11,640	8,497	37%
Net Operating Earnings	$108,709	$103,357	5%	$204,644	$183,292	12%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues increased 15% to $191.7 million for the three months ended September 30, 2017. Approximately $25.3 million of the increase in revenues was related to the Fairborn Acquisition.  Excluding revenue from the Fairborn Acquisition, revenues decreased approximately $0.4 million.  The decrease is due to lower sales volumes, which adversely impacted revenues by approximately $7.8 million, partially offset by increased average net sales prices which positively impacted revenues by approximately $7.4 million.  Sales volumes were negatively impacted by wet weather across our Midwest markets and our Texas cement shipments were adversely impacted by hurricane flooding that occurred along the Texas Gulf Coast.

Cement operating earnings increased 16% to $58.8 million for the three months ended September 30, 2017. Approximately $7.9 million of the increase in operating earnings was related to the Fairborn Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $7.3 million, partially offset by lower sales volumes and increased operating costs of approximately $2.6 million and $4.6 million, respectively. Approximately $2.0 million of the increase in operating cost was due to an outage at our Nevada Cement plant, where both kilns were down for a portion of the quarter in connection with the installation of certain pollution control equipment.  The remaining increase is due to increased purchased cement and maintenance costs of approximately $0.8 million and $2.3 million, respectively.  The operating margin was relatively flat at approximately 31% during the three months ended September 30, 2017.

Cement revenues increased 20% to $374.6 million for the six months ended September 30, 2017. Approximately $47.4 million of the increase in revenues was related to the Fairborn Acquisition.  The remaining increase in revenue is primarily due to increased average net sales price and sales volumes, which positively impacted revenues by approximately $12.5 million and $3.0 million, respectively.  Sales volumes were negatively impacted by wet weather across our Midwest markets and our Texas cement shipments were adversely impacted by hurricane flooding that occurred along the Texas Gulf Coast during our fiscal second quarter.

Cement operating earnings increased 24% to $101.9 million for the six months ended September 30, 2017. Approximately $13.8 million of the increase in operating earnings was related to the Fairborn Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $12.5 million and $0.6 million, respectively, partially offset by increased operating costs of approximately $7.2 million. Approximately $3.5 million of the increase in operating cost was due to an outage at our Nevada Cement plant in connection with the installation of certain pollution control equipment. During the installation, kiln 1 was down for most of the six month period, while kiln 2 was down during the fiscal second quarter.  The remaining increase is due to increased purchased cement and energy costs of approximately $3.7 million and $0.4 million, respectively.  The operating margin increased to 27% from 26% during the three months ended September 30, 2017, primarily due to increased sales average net sales prices, partially offset by increased operating costs.

Gypsum Wallboard Operations. Sales revenues were flat at $123.1 million for the three months ended September 30, 2017. Both sales volumes and average net sales prices were relatively flat, resulting in a slight increase in revenue.  Sales volumes during the quarter were adversely impacted for approximately two weeks by hurricane Irma, which required the shutdown of our South Carolina wallboard facility and impacted our customers’ ability to receive wallboard shipments.

Operating earnings decreased to $39.6 million for the three months ended September 30, 2017, primarily due to the increase in operating costs, which adversely impacted operating earnings by approximately $2.1 million. The increase in operating costs was primarily due to costs incurred in the start-up of our Bernalillo facility, which adversely impacted operating earnings by approximately $2.5 million. The increase in operating costs was the primary reason our operating margin for the fiscal quarter declined to 32%, compared to 34% in the prior year. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased 6% to $249.9 million for the six months ended September 30, 2017.  The increase was primarily due to a 5% increase in sales volumes, as average net sales prices were relatively flat. The increase in sales volumes and average net sales prices positively impacted revenues by approximately $13.0 million and $0.7 million, respectively. The increased sales volumes are primarily due to increased construction activity in fiscal 2018. Our market share was essentially unchanged during the last year. Sales volumes during the current six-month period were adversely impacted for approximately two weeks by hurricane Irma, which required the shutdown of our South Carolina wallboard facility and impacted our customers’ ability to receive wallboard shipments.

Operating earnings increased to $83.4 million for the six months ended September 30, 2017, primarily due to the increase in our sales volumes and average net sales prices, which positively impacted operating earnings by approximately $4.5 million and $0.7 million, respectively, partially offset by increased operating costs, which adversely impacted operating earnings by approximately $2.8 million. The increase in operating costs was primarily due to costs incurred in the start-up of our Bernalillo facility, which adversely impacted operating earnings by approximately $2.5 million. The increase in operating costs was the primary reason our operating margin for the fiscal quarter declined to 33%, compared to 34% in the prior year. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 2% to $45.4 million during the three months ended September 30, 2017. The increase in revenues is due primarily to the 12% increase in average net sales prices, partially offset by an 8% reduction in sales volume.  The increase in average net sales prices positively impacted revenues by approximately $4.5 million, partially offset by a $3.5 million decrease in sales revenues due to lower sales volumes.  The lower sales volumes are partially due to our plant reaching full utilization, requiring us to focus on ensuring the needs of customers under contract.  This focus has negatively impacted our sales to non-contractual customers.

Operating earnings decreased 36% to $6.5 million for the second quarter of fiscal 2018. The decrease in operating earnings is primarily due to decreased sales volumes and increased operating costs, which adversely impacted operating earnings by approximately $0.9 million and $7.3 million, respectively, partially offset by increased average net sales price, which positively impacted operating earnings by approximately $4.5 million. The increase in operating costs is primarily related to higher recycled fiber and chemical costs, which adversely impacted operating earnings by approximately $6.6 million and $0.9 million, respectively.  The increase in operating costs was the primary reason operating margin decreased during the second quarter of fiscal 2018 to 14% from 23%.

Revenues increased 3% to $89.8 million during the six months ended September 30, 2017. The increase in revenues is due primarily to the 11% increase in average net sales prices, partially offset by a 7% reduction in sales volume.  The increase in average net sales prices positively impacted revenues by approximately $8.1 million, partially offset by a $5.6 million decrease in sales revenues due to lower sales volumes.  The decrease in sales volumes is primarily due to a change in timing of third-party purchases.  The lower sales volumes are partially due to our plant reaching full utilization, requiring us to focus on ensuring the needs of customers under contract.  This focus has negatively impacted our sales to non-contractual customers.

Operating earnings decreased 47% to $11.5 million for the six months ended September 30, 2017. The decrease in operating earnings is primarily due to decreased sales volumes and increased operating costs, which adversely impacted operating earnings by approximately $1.3 million and $16.7 million, respectively, partially offset by increased average net sales price, which positively impacted operating earnings by approximately $8.1 million. The increase in operating costs is primarily related to higher recycled fiber, maintenance, chemical and energy costs, which adversely impacted operating earnings by approximately $13.5 million, $1.0 million, $1.1 million and $0.7 million.  The increase in operating costs was the primary reason operating margin decreased during fiscal 2018 to 13% from 25%.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment increased 232% to approximately $22.0 million during the three months ended September 30, 2017.  The increase in sales revenue was primarily due to an increase in sales volumes, which positively impacted revenues by approximately $16.6 million, partially offset by decreased gross sales prices that adversely impacted revenues by approximately $1.2 million. The decrease in gross sales prices was offset by decreased freight expenses, which resulted in an increase in average net sales prices for the quarter.

Operating loss for the three months ended September 30, 2017 decreased 57% to approximately $1.8 million. The reduction in operating loss was primarily due increased sales volume, which positively impacted earnings by $3.5 million, partially offset by lower average gross sales prices, which adversely impacted earnings by approximately $1.2 million.  The increase in sales volume is due to increased demand for frac sand.

Revenues for our oil and gas proppants segment increased 249% to approximately $40.9 million during the six months ended September 30, 2017.  The increase in sales revenue was primarily due to an increase in sales volumes, which positively impacted revenues by approximately $32.9 million, partially offset by decreased gross sales price that adversely impacted revenues by approximately $3.7 million.  The decrease in gross sales price was offset by decreased freight expenses, which resulted in an increase in average net sales price for the six months.

Operating loss for the six months ended September 30, 2017 decreased 62% to approximately $3.8 million. The reduction in operating loss was primarily due to increased sales volume, which positively impacted earnings by $9.9 million, partially offset by lower gross sales price, which adversely impacted earnings by approximately $3.7 million.  The increase in sales volume is due to increased demand for frac sand.

Concrete and Aggregates Operations. Concrete and aggregates revenues increased 11% to $43.4 million for the three months ended September 30, 2017. The primary reason for the increase in revenue was the 6% and 7% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $2.4 million.  Sales revenue was also positively impacted by the 6% and 2% increase in sales volumes for concrete and aggregates, respectively, which positively impacted revenues by approximately $1.9 million.

Operating earnings increased 17% to approximately $5.6 million for the three months ended September 30, 2017. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $2.4 million and $0.2 million, respectively, partially offset by an increase in operating costs of approximately $1.8 million. The increase in operating costs was primarily due to increased purchased materials, delivery and maintenance costs, which adversely impacted operating earnings by approximately $0.3 million, $0.6 million and $0.6 million, respectively.

Concrete and aggregates revenues increased 18% to $87.4 million for the six months ended September 30, 2017. The primary reason for the increase in revenue was the 6% and 9% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $5.4 million.  Sales revenue was also positively impacted by the 15% increase in concrete sales volumes, partially offset by a 1% decline in aggregates sales volumes, of approximately $8.1 million.

Operating earnings increased 37% to approximately $11.6 million for the six months ended September 30, 2017. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $5.4 million and $0.7 million, respectively, partially offset by an increase in operating costs of approximately $3.0 million. The increase in operating costs was primarily due to increased purchased materials and maintenance costs, which adversely impacted operating earnings by approximately $1.6 million and $1.2 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2017	2016
	(dollars in thousands)
Net Cash Provided by Operating Activities	$152,748	$160,152
Investing Activities:
Capital Expenditures	(44,851)	(18,231)
Acquisition Spending	(36,761)	—
Net Cash Used in Investing Activities	(81,612)	(18,231)
Financing Activities:
Decrease in Credit Facility	(30,000)	(382,000)
Issuance of Long-term Debt	—	350,000
Payment of Debt Issuance Costs	—	(6,637)
Dividends Paid	(9,709)	(9,677)
Shares Repurchased to Settle Employee Taxes on Stock Compensation	(2,455)	(2,965)
Purchase and Retirement of Common Stock	(24,903)	(60,013)
Proceeds from Stock Option Exercises	20,426	12,992
Excess Tax Benefits from Share Based Payment Arrangements	—	5,494
Net Cash Used in Financing Activities	(46,641)	(92,806)
Net Increase in Cash	$24,495	$49,115

Cash flows from operating activities decreased to $152.7 million during six months ended September 30, 2017, compared to $160.2 million during the similar period in 2016. This decrease was primarily attributable to lower dividends from our Joint Venture, and a decrease in cash from changes in working capital, which adversely impacted cash flows by approximately $4.3 million and $20.0 million, partially offset by an increase in net income and adjustments from noncash activity, which positively impacted cash flows by approximately $12.6 million and $9.3 million, respectively. The decrease in cash flows from changes in working capital are primarily due to changes in inventories, accounts payable and accrued liabilities and Federal income taxes payable, which decreased cash flows by approximately $3.7 million, $18.2 million and $9.6 million, respectively, partially offset by increased cashflows from changes in accounts and notes receivable and other assets of approximately $3.1 million and $3.2 million.

Working capital increased to $225.4 million at September 30, 2017, compared to $171.1 million at March 31, 2016, primarily due to the increased cash and accounts receivable, and decreased accounts payable of approximately $24.5 million, $32.8 million and $13.0 million, respectively, partially offset by increased accrued liabilities and decreased inventory of approximately $4.4 million and $13.6 million, respectively.  The increase in accounts and notes receivable is due primarily to increased revenues during the quarter. The decrease in inventory is due primarily to increased revenues and our cement plant outages in April 2017.

The increase in accounts and notes receivable at September 30, 2017, is primarily due to the increase in sales revenue during the three months ended September 30, 2017 as compared to the three months ended March 31, 2017.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable was approximately 45% at September 30, 2017 and 49% at March 31, 2017. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at September 30, 2017.  Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at September 30, 2017.

Our inventory balance at September 30, 2017 declined approximately $13.6 million from our inventory balance at March 31, 2017. Within our inventory, raw materials and materials-in-progress and finished cement decreased approximately $11.3 million and $2.2 million, respectively.  The decline in finished cement is consistent with our business cycle as we generally build inventory over the winter to meet the demand in the spring and summer.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during the six months ended September 30, 2017 was approximately $81.6 million, compared to net cash used in investing activities of approximately $18.2 million during the similar period in 2016, an increase of $63.4 million. The increase in cash used in investing activities is primarily due to the Wildcat Acquisition and capital expenditures in our oil and gas proppants, cement and gypsum wallboard segments, which increased cash used in investing activities by approximately $34.1 million, $11.8 million, $10.4 million and $7.5 million, respectively.  The increase in capital expenditures in the oil and gas proppants segment was related to the start-up of the build out of our Utica, Illinois facility, which will include the addition of a dry plant and distribution system.  The total cost of the buildout is estimated at approximately $70.0 million, and is expected to be competed in the summer of 2018.  The increase in capital expenditures in our gypsum wallboard segment is primarily due to the recommissioning of our Bernalillo, New Mexico wallboard manufacturing facility, which began production in September 2017.  We anticipate spending between $30.0 million and $35.0 million on sustaining capital expenditures for all of our businesses during fiscal 2018.

Net cash used in financing activities was approximately $46.6 million during the six months ended September 30, 2017, compared to net cash used in financing activities of approximately $92.8 million during the similar period in 2016. This $46.2 million decrease in net cash used in financing activities is primarily due to the $35.1 million reduction in the repurchase and retirement of common stock, the $8.6 million reduction in repayment of long-term debt and increased proceeds from exercise of options of approximately $7.4 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 33.3% and 32.2%, respectively, at September 30, 2017, compared to 36.3% and 36.1%, respectively, at March 31, 2017.

Debt Financing Activities.

Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered

Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $195.0 million of borrowings outstanding at September 30, 2017. Based on our Leverage Ratio, we had $295.6 million of available borrowings, net of the outstanding letters of credit, at September 30, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2017, we had $9.4 million of letters of credit outstanding.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (Q) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

Private Placement Senior Unsecured Notes –

We entered into a Note Purchase Agreement on November 15, 2005 (the “2005 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2005A Senior Notes

(the “Series 2005A Senior Unsecured Notes”) in a private placement transaction. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. At September 30, 2017, the amount outstanding for the remaining tranche was as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$57.2 million	November 15, 2017	5.48%

Interest for this tranche of Series 2005A Senior Unsecured Notes is payable semi-annually on May 15 and November 15 of each year until all principal is paid.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At September 30, 2017, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche C	$24.0 million	October 2, 2017	6.36%
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for each tranche of Series 2007A Senior Unsecured Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.  During October 2017, the $24.0 million outstanding under Tranche C of the Series 2007A Senior Unsecured Notes matured, and the related notes were repaid and cancelled at that time.

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

The Private Placement Note Purchase Agreements require us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less. The 2007 Note Purchase Agreement requires us to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at September 30, 2017.

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

We do not have any off-balance sheet debt, except for approximately $40.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At September 30, 2017, we had $9.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $21.1 million in performance bonds relating primarily to our mining operations.

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

Dividends.

Dividends paid were $9.7 million for both of the six months ended September 30, 2017 and 2016, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases.

	Common Stock
	Shares Purchased	Average Price Paid Per Share
April 1 through April 30, 2017	—	$—
May 1 through May 31, 2017	—	$—
June 1 through June 30, 2017	20,000	$94.03
Quarter 1 Totals	20,000	$94.03
July 1 through July 31, 2017	90,000	$92.75
August 1 through August 31, 2017	157,572	90.13
September 1 through September 30, 2017	5,200	91.92
Year-to-Date Totals	272,772	$91.31

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During the six months ended September 30, 2017, we repurchased 272,772 shares at an average price of $91.31.  As of September 30, 2017, we have authorization to purchase an additional 4,544,428 shares.

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

During the six months ended September 30, 2017, 14,054 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures.

The following table compares capital expenditures:

		For the Six Months Ended September 30,
	Acquisition	2017	2016
		(dollars in thousands)
Land and Quarries	$2,750	$4,327	$1,224
Plants	6,456	31,665	13,375
Buildings, Machinery and Equipment	18,986	14,099	3,632
Total Capital Expenditures	$28,192	$50,091	$18,231

We anticipate maintenance capital expenditures will be approximately $30.0 to $35.0 million for fiscal 2018. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.  We have begun the build out of our Utica, Illinois facility.  This build out will include the addition of a dry plant and distribution system. We estimate that this build out will cost approximately $70.0 million and will be completed in the summer of 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at September 30, 2017, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $195.0 million of borrowings outstanding at

September 30, 2017 would increase interest expense by approximately $2.0 million on an annual basis.  At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

EPA Notice of Violation

On October 5, 2010, Region IX of the EPA issued a Notice of Violation and Finding of Violation (“NOV”) alleging violations by our subsidiary, Nevada Cement Company (“NCC”), of the Clean Air Act (“CAA”). The NOV alleged that NCC made certain physical changes to its facility in the 1990s without first obtaining permits required by the Prevention of Significant Deterioration requirements and Title V permit requirements of the CAA. The EPA also alleged that NCC has failed to submit to the EPA since 2002 certain reports required by the National Emissions Standard for Hazardous Air Pollutants General Provisions and the Portland Cement Manufacturing Industry Standards. On March 12, 2014, the EPA Region IX issued a second NOV to NCC. The second NOV was materially similar to the 2010 NOV except that it alleged violations of the new source performance standards (“NSPS”) for Portland cement plants. The NOVs stated that the EPA may seek penalties although it did not propose or assess any specific level of penalties or specify what relief the EPA would seek for the alleged violations. In January 2017, NCC entered into a Consent Decree in which NCC agreed to install at its Fernley, Nevada plant certain emission control equipment (selective non-catalytic reduction) to reduce nitrous oxide emissions and to pay a penalty of $0.6 million.  NCC also agreed to replace two existing vehicles with two new vehicles with more efficient Tier 4 engines.  Under the terms of the Consent Decree, NCC will complete the installation of the emission control equipment and vehicle replacement in approximately 2 years.  It is anticipated that the investment in the new emission control equipment and vehicles will cost approximately $3.0 million. In the Consent Decree NCC denies all allegations set forth in the NOVs and the Complaint which was filed simultaneously with the entry of the Consent Decree, and the Consent Decree resolves all such claims by the government.  The Consent Decree was signed by the EPA and DOJ and was lodged in US District Court for the District of Nevada in May 2017.  On October 4, 2017, the Consent Decree was entered by the Court and NCC paid the penalty in early October.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the

United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints allege that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp. (“Certainteed”), USG Corporation and United States Gypsum (together “USG”), New NGC, Inc. (“New NGC”), Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC (“PABCO”). On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On June 24, 2013, the direct and indirect purchaser plaintiffs filed consolidated amended class action complaints. The direct purchasers’ complaint added the Company as a defendant. The plaintiffs in the consolidated class action complaints assert claims on behalf of purported classes of direct or indirect purchasers of wallboard from January 1, 2012 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief. On July 29, 2013, the Company and American Gypsum answered the complaints, denying all allegations that they conspired to increase the price of drywall and asserting affirmative defenses to the plaintiffs’ claims.

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgment.  On February 18, 2016, the court denied the Company’s motion for summary judgment, and granted summary judgment in favor of Certainteed.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgment decision to the U.S. Court of Appeals for the Third Circuit was denied.

Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  The Court held an evidentiary hearing on the direct purchaser plaintiffs’ motion for class certification in April 2017 and held a hearing on indirect purchaser plaintiffs’ motion for class certification in June 2017.  On August 23, 2017, the court granted the direct purchaser plaintiffs’ motion for class certification and certified a class consisting of all persons or entities that purchased paper-backed gypsum wallboard in the United States from January 1, 2012 through January 31, 2013 directly from American Gypsum, the Company, Lafarge, New NGC, PABCO, USG, and/or L&W Supply Corporation (which was a subsidiary of USG Corporation during the class period).  On August 24, 2017, the court denied the indirect purchaser plaintiffs’ motion for class certification.  On September 6, 2017, American Gypsum, the Company, New NGC, and PABCO filed a petition with the U.S. Court of Appeals for the Third Circuit seeking interlocutory appeal of the district court’s decision granting the direct purchaser plaintiffs’ motion for class certification under Federal Rule of Civil Procedure 23(f).  On September 7, 2017, the indirect purchaser plaintiffs filed a petition with the Third Circuit appealing the district court’s denial of their motion for class certification.  The Third Circuit denied the indirect purchaser plaintiffs’ petition on October 12, 2017; the defendants’ petition remains pending before the Third Circuit.  On September 7, 2017, the indirect purchaser plaintiffs also filed a proposal to file a motion for class certification for a class consisting of persons and entities who purchased drywall manufactured by American Gypsum, USG, New NGC, Lafarge, TIN, and PABCO from The Home Depot, Inc., Lowe’s Companies, Inc., or Menards Inc. during the period from January 1, 2012 through January 31, 2013.

On September 6, 2017, American Gypsum, the Company, New NGC, and PABCO moved for the entry of partial summary judgment in their favor with respect to the direct purchaser and indirect purchaser plaintiffs’

claims that TIN and non-defendant Georgia-Pacific LLC participated in the alleged conspiracy.  The plaintiffs moved to strike the motion for partial summary judgment on September 18, 2017.

In the direct purchaser class action, if the petition currently before the Third Circuit appealing direct purchasers class certification is not granted, we expect that a trial date may be set in the near future.  We intend to continue to defend against these claims vigorously.  In addition, we plan to commence preparations for trial and may from time to time engage in settlement and other discussions with direct purchaser plaintiffs, if we conclude that such discussions have the potential to result in an appropriate resolution of this action.  At this point, we are not able to predict the likely outcome of a trial or any settlement discussions; however, an adverse outcome in either scenario could have a material adverse effect on our financial position or results of operations.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.  Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016.  As a result of settlements reached with TIN and Lafarge, the homebuilder plaintiffs voluntarily dismissed their claims against TIN and Lafarge on June 6 and June 24, 2016, respectively.  On January 31, 2017, the plaintiffs voluntarily dismissed their claims against CertainTeed.  Discovery in this lawsuit is ongoing.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially impacted our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve through calendar 2017; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely impacted by a number of factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition and results of operations.

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

EAGLE MATERIALS INC.
Registrant

October 25, 2017	/s/ DAVID B. POWERS
David B. Powers President and Chief Executive Officer (principal executive officer)

October 25, 2017	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 25, 2017	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)