Form 10-Q
period 2017-12-31
EAGLE MATERIALS INC
filed 2018-01-31
CIK 918646

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 29, 2018, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	48,668,850

Eagle Materials Inc. and Subsidiaries

Form 10-Q

December 31, 2017

Table of Contents

PART I. FINANCIAL INFORMATION (unaudited)

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues	$359,371	$302,395	$1,101,807	$932,557
Cost of Goods Sold	264,805	215,015	824,428	682,012
Gross Profit	94,566	87,380	277,379	250,545
Equity in Earnings of Unconsolidated Joint Venture	11,372	11,244	33,203	31,371
Corporate General and Administrative Expense	(9,883)	(9,166)	(29,383)	(27,831)
Legal Settlement	(39,098)	—	(39,098)	—
Other Non-Operating Income	1,084	429	2,728	2,008
Interest Expense, Net	(6,653)	(6,198)	(21,592)	(15,755)
Earnings Before Income Taxes	51,388	83,689	223,237	240,338
Income Tax Expense	49,992	(27,302)	(3,613)	(78,370)
Net Earnings	$101,380	$56,387	$219,624	$161,968
EARNINGS PER SHARE:
Basic	$2.10	$1.18	$4.56	$3.38
Diluted	$2.08	$1.17	$4.52	$3.35
AVERAGE SHARES OUTSTANDING:
Basic	48,221,093	47,881,662	48,132,276	47,901,369
Diluted	48,757,762	48,297,748	48,641,430	48,340,326
CASH DIVIDENDS PER SHARE:	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited – dollars in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Net Earnings	$101,380	$56,387	$219,624	$161,968
Change in Funded Status of Defined Benefit Plans:
Amortization of Net Actuarial Loss	314	500	942	1,500
Tax Expense	(117)	(188)	(351)	(564)
Comprehensive Earnings	$101,577	$56,699	$220,215	$162,904

See notes to unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets -
Cash and Cash Equivalents	$21,676	$6,561
Accounts and Notes Receivable	143,662	136,313
Inventories	239,628	252,846
Prepaid and Other Assets	20,378	4,904
Total Current Assets	425,344	400,624
Property, Plant and Equipment -	2,547,430	2,439,438
Less: Accumulated Depreciation	(972,706)	(892,601)
Property, Plant and Equipment, net	1,574,724	1,546,837
Notes Receivable	296	815
Investment in Joint Venture	55,337	48,620
Goodwill and Intangible Assets, net	240,145	235,505
Other Assets	12,197	14,723
	$2,308,043	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$73,203	$92,193
Accrued Liabilities	101,432	55,379
Income Tax Payable	—	733
Current Portion of Long-term Debt	—	81,214
Total Current Liabilities	174,635	229,519
Long-term Debt	565,755	605,253
Other Long-term Liabilities	35,112	42,878
Deferred Income Taxes	116,352	166,024
Total Liabilities	891,854	1,043,674
Stockholders’ Equity -
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,664,650 and 48,453,268 Shares, respectively	487	485
Capital in Excess of Par Value	156,834	149,014
Accumulated Other Comprehensive Losses	(6,805)	(7,396)
Retained Earnings	1,265,673	1,061,347
Total Stockholders’ Equity	1,416,189	1,203,450
	$2,308,043	$2,247,124

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited – dollars in thousands)

	For the Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$219,624	$161,968
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities -
Depreciation, Depletion and Amortization	87,903	67,894
Inventory Adjustment to Net Realizable Value	—	8,492
Deferred Income Tax Provision	(50,023)	2,751
Stock Compensation Expense	10,890	9,067
Excess Tax Benefits from Share Based Payment Arrangements	—	(8,546)
Equity in Earnings of Unconsolidated Joint Venture	(33,203)	(31,371)
Distributions from Joint Venture	26,500	33,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(4,718)	6,613
Inventories	13,417	12,320
Accounts Payable and Accrued Liabilities	17,372	6,633
Other Assets	(11,889)	413
Income Taxes Payable	(733)	19,384
Net Cash Provided by Operating Activities	275,140	288,868
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(83,698)	(34,043)
Acquisition Spending	(36,761)	—
Net Cash Used in Investing Activities	(120,459)	(34,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(40,000)	(382,000)
Repayment of Senior Notes	(81,214)	(8,000)
Issuance of Long-term Debt	—	350,000
Payment of Debt Issuance Costs	—	(6,637)
Dividends Paid to Stockholders	(14,571)	(14,500)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,607)	(3,084)
Purchase and Retirement of Common Stock	(24,903)	(60,013)
Proceeds from Stock Option Exercises	23,729	20,137
Excess Tax Benefits from Share Based Payment Arrangements	—	8,546
Net Cash Used in Financing Activities	(139,566)	(95,551)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,115	159,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,561	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,676	$164,665

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended December 31, 2017 include the accounts of Eagle Materials Inc. (“Eagle” or “Parent”) and its majority-owned subsidiaries (collectively, the “Company”, “us” or “we”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2017.

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

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $2.5 million for the nine months ended December 31, 2017. The presentation of excess tax benefits on stock-based compensation was adopted prospectively within the unaudited Condensed Consolidated Statements of Cash Flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the unaudited Condensed Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We performed an evaluation of all segments and do not expect the adoption of this standard to materially impact our consolidated financial statements, but we are still evaluating the impact on our financial statement disclosures.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which revises the accounting for periodic pension and postretirement expense.  This ASU requires net periodic benefit cost, with the exception of service cost, to be presented retrospectively as nonoperating expense.  Service cost will remain a component of cost of goods sold and represent the only cost of pension and postretirement expense eligible for capitalization. We will adopt the standard on April 1, 2018 using the retrospective method for presentation of service cost and other components in the income statement.  We will prospectively adopt the requirement to limit the capitalization of benefit cost to the service cost component.  The impact of adopting this standard will be a reduction to cost of goods sold and an increase in other expense.  Had we adopted this standard on April 1, 2017, our gross profit for the nine months ended December 31, 2017 would have increased by approximately $0.3 million, and other income would have decreased by $0.3 million.

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

(B) ACQUISITION

Fairborn Acquisition

On February 10, 2017, we completed the acquisition (the “Fairborn Acquisition”) of certain assets of CEMEX Construction Materials Atlantic, LLC (the “Seller”). The assets acquired by the Company in the Fairborn Acquisition include a cement plant located in Fairborn, Ohio, a cement distribution terminal located in Columbus, Ohio, and certain other related assets.

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

During the quarter ended December 31, 2017, we completed our mine plan, enabling us to finalize the asset retirement obligation at the date of purchase.  Based on the updated mine plan, the asset retirement obligation and corresponding asset was revised to approximately $2.8 million from $4.0 million.

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

The following table summarizes the allocation of the Fairborn Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation at acquisition date (in thousands)	As of February 10, 2017
Inventories	$11,106
Property and Equipment	314,897
Intangible Assets	10,000
Other Assets	2,820
Asset Retirement Obligation	(2,820)
Total Net Assets	336,003
Goodwill	64,485
Total Purchase Price	$400,488

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

Actual and pro forma impact of the Fairborn Acquisition: The following table presents the net sales and operating earnings related to the Fairborn Acquisition that have been included in our consolidated statement of earnings for the three and nine months ended December 31, 2017:

	For the Three Months	For the Nine Months
	Ended December 31,	Ended December 31,
	2017	2017
	(dollars in thousands)
Revenues	$21,699	$69,120
Operating Earnings	$6,547	$20,380

Operating earnings shown above for the nine months ended December 31, 2017 have been impacted by approximately $11.2 million and $0.6 million related to depreciation and amortization and the recording of acquired inventory at fair value, respectively.

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

	For the Three Months Ended December 31, 2016	For the Nine Months Ended December 31, 2016
	(dollars in thousands)
Revenues	$321,378	$998,910
Net Income	$58,294	$169,631
Earnings per share – basic	$1.22	$3.54
Earnings per share - diluted	$1.21	$3.51

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

(C) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $19.8 million and $10.7 million for the nine months ended December 31, 2017 and 2016, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2017 and 2016, were $68.8 million and $55.6 million, respectively.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $11.1 million and $10.7 million at December 31, 2017 and March 31, 2017, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $2.6 million at December 31, 2017, of which approximately $2.3 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2018 and 2021. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history and credit metrics and interaction with the borrowers.

(E) STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity follows:

For the Nine Months Ended December 31, 2017
(dollars in thousands)
Common Stock –
Balance at Beginning of Period	$485
Issuance of Restricted Stock	1
Purchase and Retirement of Common Stock	(1)
Stock Option Exercises	2
Balance at End of Period	487
Capital in Excess of Par Value –
Balance at Beginning of Period	149,014
Stock Compensation Expense	10,890
Cumulative Impact of the Adoption of ASU 2016-09	713
Shares Redeemed to Settle Employee Taxes	(2,607)
Stock Option Exercises	23,726
Purchase and Retirement of Common Stock	(24,902)
Balance at End of Period	156,834
Retained Earnings –
Balance at Beginning of Period	1,061,347
Dividends Declared to Stockholders	(14,585)
Cumulative Impact of the Adoption of ASU 2016-09	(713)
Net Earnings	219,624
Balance at End of Period	1,265,673
Accumulated Other Comprehensive Loss -
Balance at Beginning of Period	(7,396)
Change in Funded Status of Pension Plan, net of tax	591
Balance at End of Period	(6,805)
Total Stockholders’ Equity	$1,416,189

During the nine months ended December 31, 2017, we repurchased 272,772 shares at an average price of $91.31.  As of December 31, 2017, we have authorization to purchase an additional 4,544,428 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market, and consist of the following:

	As of
	December 31, 2017	March 31, 2017
	(dollars in thousands)
Raw Materials and Material-in-Progress	$107,340	$122,736
Finished Cement	24,313	24,428
Gypsum Wallboard	8,305	7,951
Paperboard	7,467	8,635
Frac Sand	2,345	2,907
Aggregates	7,268	7,686
Repair Parts and Supplies	76,741	73,732
Fuel and Coal	5,849	4,771
	$239,628	$252,846

(G) ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of
	December 31, 2017	March 31, 2017
	(dollars in thousands)
Payroll and Incentive Compensation	$26,001	$22,850
Benefits	14,204	11,503
Interest	7,196	5,992
Property Taxes	3,817	4,759
Power and Fuel	1,800	1,536
Sales and Use Tax	486	2,459
Legal Settlement	39,098	—
Other Legal	2,770	944
Acquisition Related Expenses	—	350
Other	6,060	4,986
	$101,432	$55,379

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

Stock option expense for all outstanding stock option awards totaled approximately $1.1 million and $3.3 million for the three and nine months ended December 31, 2017, respectively and approximately $1.2 million and $4.2 million for the three and nine months ended December 31, 2016, respectively.  At December 31, 2017, there was approximately $7.8 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the nine months ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Period	1,323,379	$66.07
Granted	119,986	$100.20
Exercised	(441,691)	$59.97
Cancelled	(16,742)	$78.05
Outstanding Options at End of Period	984,932	$72.76
Options Exercisable at End of Period	597,945	$65.18
Weighted-Average Fair Value of Options Granted during the Period	$33.37

The following table summarizes information about stock options outstanding at December 31, 2017:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number of Shares Outstanding	Weighted - Average Exercise Price
$23.17 – $ 29.84	65,912	3.60	$23.27	65,912	$23.47
$33.43 – $ 37.34	99,582	4.46	$33.94	99,582	$33.94
$53.22 – $ 77.67	308,924	7.24	$71.06	158,166	$69.19
$79.73 – $ 106.00	510,514	7.60	$87.76	274,285	$84.27
	984,932	6.90	$72.76	597,945	$65.18

At December 31, 2017, the aggregate intrinsic value for outstanding and exercisable options was approximately $39.9 million and $28.8 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2017 was approximately $18.5 million.

Restricted Stock. In May 2017, the Compensation Committee approved the granting of an aggregate of 52,646 shares of performance vesting restricted stock to certain officers and key employees that will be earned if certain performance conditions are satisfied (the “Fiscal 2018 Employee Restricted Stock Performance Award”). The performance criterion for the Fiscal 2018 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2018.  All restricted shares will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%.  If the Company does not achieve a return on equity of at least 11.0%, all awards will be forfeited.   Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2019 through 2021. The Compensation Committee also approved the granting of 43,874 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the “Fiscal 2018 Employee Restricted Stock Time Vesting Award”).  In August 2017, we awarded 11,444 shares of restricted stock to members of the Board of Directors (the “Board of Directors Fiscal 2018 Restricted Stock Award”), which vest six months after the grant date.  The Fiscal 2018 Employee Restricted Stock Performance Award and the Fiscal 2018 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant, and are being expensed over a four year period. The Board of Director Fiscal 2018 Restricted Stock Awards were valued at the closing price of the stock on the date of grant, and are being expensed over a six month period.

Expense related to restricted shares was approximately $2.6 million and $7.5 million for the three and nine months ended December 31, 2017, respectively and approximately $1.8 million and $5.0 million for the three and nine months ended December 31, 2016, respectively. At December 31, 2017, there was approximately $19.4 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.3 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights and restricted stock under the Plan was 4,165,706 at December 31, 2017.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Weighted-Average Shares of Common Stock Outstanding	48,221,093	47,881,662	48,132,276	47,901,369
Common Equivalent Shares:
Assumed Exercise of Outstanding Dilutive Options	887,506	764,631	1,069,152	889,411
Less: Shares Repurchased from Assumed Proceeds of Assumed Exercised Options	(606,549)	(523,194)	(778,985)	(612,885)
Restricted Shares	255,712	174,649	218,987	162,431
Weighted-Average Common and Common Equivalent Shares Outstanding	48,757,762	48,297,748	48,641,430	48,340,326
Shares Excluded Due to Anti-dilution Effects	121,179	700,734	91,089	679,849

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months ended December 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Service Cost – Benefits Earned During the Period	$153	$222	$557	$665
Interest Cost of Benefit Obligations	357	399	1,110	1,196
Expected Return on Plan Assets	(578)	(416)	(1,558)	(1,247)
Recognized Net Actuarial Loss	46	425	519	1,276
Amortization of Prior-Service Cost	60	75	210	224
Net Periodic Pension Cost	$38	$705	$838	$2,114

We contributed approximately $8.5 million to our pension plans during December 2017, which is expected to substantially decrease our unfunded pension liability at March 31, 2018.

(K) INCOME TAXES

On December 22, 2017, the United States (“U.S.”) enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”).  Under the new law, beginning January 1, 2018, the U.S. corporate income tax rate is reduced from 35% to 21%, accordingly, our effective tax rate for fiscal 2018 is based on a blended statutory rate of 31.5%.

The effect on our net deferred tax liability for the change in tax rates is required to be recognized in the period the tax rate change was enacted. We estimated the impact of the reduction in the U.S. corporate income tax rate, as well as other aspects of the new law, which resulted in a one-time, non-cash decrease to income tax expense of approximately $61.0 million for the nine months ended December 31, 2017.

The Company will continue to assess the expected impacts of the new tax law, and will include any changes to the preliminary impacts noted above, in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The tax rate for the nine months ended December 31, 2017 was approximately 2%, which was lower than the tax rate of 33% for the nine months ended December 31, 2016.  The decline in the rate was primarily due to the discrete benefit related to the change in corporate tax rates, as described above, which reduced deferred tax liabilities by approximately $61.0 million and the impact of the adoption of ASU 2016-09, which reduced income tax expense by approximately $2.5 million.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	December 31, 2017	March 31, 2017
	(dollars in thousands)
Credit Facility	$185,000	$225,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	117,714
Total Debt	571,500	692,714
Less: Current Portion of Long-term Debt	—	(81,214)
Less: Debt Origination Costs	(5,745)	(6,247)
Total Long-term Debt	$565,755	$605,253

Credit Facility –

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $185.0 million of borrowings outstanding at December 31, 2017. Based on our Leverage Ratio, we had $305.6  million of available borrowings, net of the outstanding letters of credit, at December 31, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2017, we had $9.4 million of letters of credit outstanding.

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

Private Placement Senior Unsecured Notes -

We entered into a Note Purchase Agreement on November 15, 2005 in connection with our sale of $200.0 million of senior, unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Unsecured Notes”) in a private placement transaction. The Series 2005A Senior Unsecured Notes, which were guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. During November 2017, all remaining notes were repaid in full and cancelled.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches. At December 31, 2017, the amount outstanding for the remaining tranche is as follows:

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

Our obligations under the 2007 Note Purchase Agreement are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our indebtedness under the Credit Facility and Senior Unsecured Notes. The 2007 Note Purchase Agreement contains customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at December 31, 2017.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the 2007 Note Purchase Agreement) on the Series 2007A Senior Unsecured Notes and the other payment and performance obligations of the Company contained in the 2007 Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Series 2007A Senior Unsecured Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Series 2007A Senior Unsecured Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Series 2007A Senior Unsecured Notes being prepaid.

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

We operate seven cement plants, one slag grinding facility, seventeen cement distribution terminals, five gypsum wallboard plants, a gypsum wallboard distribution center, a recycled paperboard mill, seventeen readymix concrete batch plant locations, four aggregates processing plant locations,  two frac sand processing facilities, including the mine idled in Utica, Illinois, three frac sand drying facilities, including the facility idled in Corpus Christi, Texas, six frac sand trans-load locations and eleven frac sand distribution centers. The principal markets for our cement products are Texas, northern Illinois (including Chicago), the central plains, the Rocky Mountains, northern Nevada, Ohio and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S, with the exception of the northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold and distributed into shale deposit zones across the United States. Other segment operations that are not material to our business are included in Other.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues -
Cement	$161,601	$138,047	$536,186	$449,650
Gypsum Wallboard	133,348	121,504	383,229	357,689
Paperboard	48,389	41,254	138,161	128,528
Oil and Gas Proppants	21,947	7,124	62,879	18,851
Concrete and Aggregates	38,742	40,843	126,092	114,734
Other	4,445	—	4,445	—
Sub-total	408,472	348,772	1,250,992	1,069,452
Less: Intersegment Revenues	(23,575)	(20,468)	(69,489)	(59,123)
Net Revenues, including Joint Venture	384,897	328,304	1,181,503	1,010,329
Less: Joint Venture	(25,526)	(25,909)	(79,696)	(77,772)
Net Revenues	$359,371	$302,395	$1,101,807	$932,557

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Intersegment Revenues -
Cement	$4,160	$4,336	$13,743	$12,407
Paperboard	19,127	15,887	54,643	45,845
Concrete and Aggregates	288	245	1,103	871
	$23,575	$20,468	$69,489	$59,123
Cement Sales Volume (in thousands of tons) -
Wholly –owned Operations	1,123	967	3,734	3,200
Joint Venture	216	231	686	691
	1,339	1,198	4,420	3,891

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$52,523	$45,307	$154,456	$127,623
Gypsum Wallboard	39,841	41,075	123,237	122,109
Paperboard	10,903	9,380	22,358	30,827
Oil and Gas Proppants	(1,007)	(1,726)	(4,787)	(11,728)
Concrete and Aggregates	3,414	4,588	15,054	13,085
Other	264	—	264	—
Sub-total	105,938	98,624	310,582	281,916
Corporate General and Administrative	(9,883)	(9,166)	(29,383)	(27,831)
Legal Settlement	(39,098)	—	(39,098)	—
Other Non-Operating Income	1,084	429	2,728	2,008
Earnings Before Interest and Income Taxes	58,041	89,887	244,829	256,093
Interest Expense, net	(6,653)	(6,198)	(21,592)	(15,755)
Earnings Before Income Taxes	$51,388	$83,689	$223,237	$240,338
Cement Operating Earnings -
Wholly–owned Operations	$41,151	$34,063	$121,253	$96,252
Joint Venture	11,372	11,244	33,203	31,371
	$52,523	$45,307	$154,456	$127,623
Capital Expenditures -
Cement	$11,012	$8,558	$31,744	$18,812
Gypsum Wallboard	4,616	1,756	15,477	5,181
Paperboard	1,490	634	2,913	2,338
Oil and Gas Proppants	13,896	1,469	28,256	1,534
Concrete and Aggregates	2,446	3,045	4,976	5,595
Corporate and Other	147	350	332	583
	$33,607	$15,812	$83,698	$34,043
Depreciation, Depletion and Amortization -
Cement	$13,117	$8,763	$38,258	$26,158
Gypsum Wallboard	4,599	4,636	13,514	14,166
Paperboard	2,204	2,105	6,513	6,311
Oil and Gas Proppants	5,820	4,987	21,944	14,432
Concrete and Aggregates	2,007	1,805	5,851	5,474
Corporate and Other	903	349	1,823	1,353
	$28,650	$22,645	$87,903	$67,894

	As of
	December 31, 2017	March 31, 2017
	(dollars in thousands)
Identifiable Assets -
Cement	$1,233,099	$1,234,617
Gypsum Wallboard	376,731	379,414
Paperboard	120,603	124,356
Oil and Gas Proppants	385,719	376,306
Concrete and Aggregates	103,631	110,413
Corporate and Other	88,260	22,018
	$2,308,043	$2,247,124

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

	As of
	December 31, 2017	March 31, 2017
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Corporate and Other	6,841	—
	$205,211	$198,370

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues	$51,311	$53,018	$163,128	$158,351
Gross Margin	$23,421	$23,887	$69,672	$66,812
Earnings Before Income Taxes	$22,745	$22,488	$66,407	$62,742

	As of
	December 31, 2017	March 31, 2017
	(dollars in thousands)
Current Assets	$67,380	$73,767
Non-Current Assets	$66,836	$42,337
Current Liabilities	$27,501	$22,293

(N) INTEREST EXPENSE

The following components are included in interest expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Interest (Income)	$(4)	$(19)	$(10)	$(23)
Interest Expense	6,363	5,982	20,692	15,078
Other Expenses	294	235	910	700
Interest Expense, net	$6,653	$6,198	$21,592	$15,755

Interest income includes interest on investments of excess cash. Components of interest expense include interest associated with the Private Placement Senior Unsecured Notes, the Credit Facility, the Senior Unsecured Notes and commitment fees based on the unused portion of the Credit Facility. Other expenses include amortization of debt issuance costs, and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims.  We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance.  At December 31, 2017, we had contingent liabilities under these outstanding letters of credit of approximately $9.4 million.

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

We are currently contingently liable for performance under $25.6 million in performance bonds required by certain states and municipalities, and their related agencies.  The bonds are principally for certain reclamation obligations and mining permits.  We have indemnified the underwriting insurance company against any exposure under the performance bonds.  In our past experience, no material claims have been made against these financial instruments.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints alleged that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits included CertainTeed Corp. (“CertainTeed”), USG Corporation and United States Gypsum (together “USG”), New NGC, Inc. (“New NGC”), Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC (“PABCO”). On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Following completion of the initial discovery, the Company and remaining co-

defendants moved for summary judgment.  On February 18, 2016, the court denied the Company’s motion for summary judgment and granted judgment in favor of CertainTeed.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million, which was approved by the court on February 28, 2017.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgment decision to the U.S. Court of Appeals for the Third Circuit was denied.

Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  On August 23, 2017, the court granted the direct purchaser plaintiffs’ motion for class certification and certified a class consisting of all persons or entities that purchased paper-backed gypsum wallboard in the United States from January 1, 2012 through January 31, 2013 directly from American Gypsum, the Company, Lafarge, New NGC, PABCO, USG, and/or L&W Supply Corporation (which was a subsidiary of USG Corporation during the class period).  On September 6, 2017, American Gypsum, the Company, New NGC, and PABCO filed a petition with the U.S. Court of Appeals for the Third Circuit seeking interlocutory appeal of the district court’s decision granting the direct purchaser plaintiffs’ motion for class certification under Federal Rule of Civil Procedure 23(f).  The Third Circuit denied the Defendant’s petition on October 27, 2017.  On August 24, 2017, the court denied the indirect purchaser plaintiffs’ motion for class certification.  On September 7, 2017, the indirect purchaser plaintiffs filed a petition with the Third Circuit appealing the district court’s denial of their motion for class certification.  The Third Circuit denied the indirect purchaser plaintiff’s petition on October 12, 2017.

On December 29, 2017 American Gypsum and the Company, as well as New NGC, Inc. (“New NGC”), and PABCO Building Products, LLC (“PABCO”), which are not affiliated with the Company, entered into a settlement agreement (the “Direct Purchaser Settlement Agreement”) with counsel representing the direct purchaser class to settle all claims made against the Company, American, New NGC and PABCO in the direct purchaser class action.  The Direct Purchaser Settlement Agreement, in which the Company and American deny all wrongdoing, also includes releases by the participating class members of the Company and American as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement.  The Direct Purchaser Settlement Agreement grants the Company, American, New NGC, and PABCO the right to terminate the Direct Purchaser Settlement Agreement in the event an agreed upon percentage of potential class members opt-out of the Direct Purchaser Settlement Agreement.  Additionally, the Direct Purchaser Settlement Agreement is conditioned on final approval of the District Court.  On January 5, 2018 American Gypsum, New NGC, and PABCO entered into a settlement agreement (the “Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC and PABCO in the indirect purchaser class action.  The Indirect Purchaser Settlement Agreement is conditioned on final approval of the District Court.  Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American agreed to pay a total of approximately $39.1 million in cash to settle the claims against them.  At December 31, 2017 we accrued the total amount of these two settlements and these amounts are expected to be paid in the next twelve months.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania.  Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016.  As a result of settlements reached with TIN and Lafarge, the homebuilder plaintiffs voluntarily dismissed their claims against TIN and Lafarge on June 6 and June 24, 2016, respectively.  On January 31, 2017, the plaintiffs voluntarily dismissed their claims against CertainTeed.  Discovery in this lawsuit is ongoing.  At this stage, we are unable to estimate the amount of any reasonably possible loss or range of reasonably possible losses for this claim.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes and Private Placement Senior Unsecured Notes at December 31, 2017 is as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	38,126
4.5% Senior Unsecured Notes Due 2026	365,190

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2017 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at December 31, 2017.

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$359,371	$—	$359,371
Cost of Goods Sold	—	264,805	—	264,805
Gross Profit	—	94,566	—	94,566
Equity in Earnings of Unconsolidated Joint Venture	11,372	11,372	(11,372)	11,372
Equity in Earnings of Subsidiaries	138,597	—	(138,597)	—
Corporate General and Administrative Expenses	(9,035)	(848)	—	(9,883)
Legal Settlement	(39,098)	—	—	(39,098)
Other Non-Operating Income	262	822	—	1,084
Interest Expense, net	(17,005)	10,352	—	(6,653)
Earnings before Income Taxes	85,093	116,264	(149,969)	51,388
Income Tax Expense	16,287	33,705	—	49,992
Net Earnings	$101,380	$149,969	$(149,969)	$101,380
Net Earnings	$101,380	$149,969	$(149,969)	$101,380
Net Actuarial Change in Benefit Plans, net of tax	197	197	(197)	197
Comprehensive Earnings	$101,577	$150,166	$(150,166)	$101,577

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$302,395	$—	$302,395
Cost of Goods Sold	—	215,015	—	215,015
Gross Profit	—	87,380	—	87,380
Equity in Earnings of Unconsolidated Joint Venture	11,244	11,244	(11,244)	11,244
Equity in Earnings of Subsidiaries	60,294	—	(60,294)	—
Corporate General and Administrative Expenses	(7,942)	(1,224)	—	(9,166)
Other Non-Operating Income (Loss)	(264)	693	—	429
Interest Expense, net	(14,413)	8,215	—	(6,198)
Earnings before Income Taxes	48,919	106,308	(71,538)	83,689
Income Tax Expense	7,468	(34,770)	—	(27,302)
Net Earnings	$56,387	$71,538	$(71,538)	56,387
Net Earnings	$56,387	$71,538	$(71,538)	56,387
Net Actuarial Change in Benefit Plans, net of tax	312	312	(312)	312
Comprehensive Earnings	$56,699	$71,850	$(71,850)	$56,699

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,101,807	$—	$1,101,807
Cost of Goods Sold	—	824,428	—	824,428
Gross Profit	—	277,379	—	277,379
Equity in Earnings of Unconsolidated Joint Venture	33,203	33,203	(33,203)	33,203
Equity in Earnings of Subsidiaries	261,389	—	(261,389)	—
Corporate General and Administrative Expenses	(26,861)	(2,522)	—	(29,383)
Legal Settlement	(39,098)	—	—	(39,098)
Other Non-Operating Income (Loss)	(84)	2,812	—	2,728
Interest Expense, net	(43,800)	22,208	—	(21,592)
Earnings before Income Taxes	184,749	333,080	(294,592)	223,237
Income Tax Expense	34,875	(38,488)	—	(3,613)
Net Earnings	$219,624	$294,592	$(294,592)	$219,624
Net Earnings	$219,624	$294,592	$(294,592)	$219,624
Net Actuarial Change in Benefit Plans, net of tax	591	591	(591)	591
Comprehensive Earnings	$220,215	$295,183	$(295,183)	$220,215

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$932,557	$—	$932,557
Cost of Goods Sold	—	682,012	—	682,012
Gross Profit	—	250,545	—	250,545
Equity in Earnings of Unconsolidated Joint Venture	31,371	31,371	(31,371)	31,371
Equity in Earnings of Subsidiaries	171,466	—	(171,466)	—
Corporate General and Administrative Expenses	(23,670)	(4,161)	—	(27,831)
Other Non-Operating Income (Loss)	(478)	2,486	—	2,008
Interest Expense, net	(36,778)	21,023	—	(15,755)
Earnings before Income Taxes	141,911	301,264	(202,837)	240,338
Income Tax Expense	20,057	(98,427)	—	(78,370)
Net Earnings	$161,968	$202,837	$(202,837)	161,968
Net Earnings	$161,968	$202,837	$(202,837)	161,968
Net Actuarial Change in Benefit Plans, net of tax	936	936	(936)	936
Comprehensive Earnings	$162,904	$203,773	$(203,773)	$162,904

Condensed Consolidating Balance Sheet At December 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$18,078	$3,598	$—	$21,676
Accounts and Notes Receivable	394	143,268	—	143,662
Inventories	—	239,628	—	239,628
Prepaid and Other Current Assets	15,208	5,170	—	20,378
Total Current Assets	33,680	391,664	—	425,344
Property, Plant and Equipment -	3,148	2,544,282	—	2,547,430
Less: Accumulated Depreciation	(1,029)	(971,677)	—	(972,706)
Property, Plant and Equipment, net	2,119	1,572,605	—	1,574,724
Notes Receivable	—	296	—	296
Investment in Joint Venture	65	55,272	—	55,337
Investments in Subsidiaries and Receivables from Affiliates	5,544,333	3,527,647	(9,071,980)	—
Goodwill and Intangible Assets, net	—	240,145	—	240,145
Other Assets	5,482	6,715	—	12,197
	$5,585,679	$5,794,344	$(9,071,980)	$2,308,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,813	$67,390	$—	$73,203
Accrued Liabilities	62,485	38,947	—	101,432
Total Current Liabilities	68,298	106,337	—	174,635
Long-term Debt	565,755	—	—	565,755
Other Long-term Liabilities	140	34,972	—	35,112
Payables to Affiliates	3,527,647	2,948,767	(6,476,414)	—
Deferred Income Taxes	7,650	108,702	—	116,352
Total Liabilities	4,169,490	3,198,778	(6,476,414)	891,854
Total Stockholders’ Equity	1,416,189	2,595,566	(2,595,566)	1,416,189
	$5,585,679	$5,794,344	$(9,071,980)	$2,308,043

Condensed Consolidating Balance Sheet At March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,184	$1,377	$—	$6,561
Accounts and Notes Receivable	422	135,891	—	136,313
Inventories	—	252,846	—	252,846
Income Tax Receivable	33,196	—	(33,196)	—
Prepaid and Other Current Assets	484	4,420	—	4,904
Total Current Assets	39,286	394,534	(33,196)	400,624
Property, Plant and Equipment -	2,914	2,436,524	—	2,439,438
Less: Accumulated Depreciation	(937)	(891,664)	—	(892,601)
Property, Plant and Equipment, net	1,977	1,544,860	—	1,546,837
Notes Receivable	—	815	—	815
Investment in Joint Venture	51	48,569	—	48,620
Investments in Subsidiaries and Receivables from Affiliates	5,126,289	3,252,309	(8,378,598)	—
Goodwill and Intangible Assets, net	—	235,505	—	235,505
Other Assets	5,687	9,036	—	14,723
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,687	$85,506	$—	$92,193
Accrued Liabilities	21,043	34,336	—	55,379
Income Tax Payable	733	33,196	(33,196)	733
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	109,677	153,038	(33,196)	229,519
Long-term Debt	605,253	—	—	605,253
Other Long-term Liabilities	189	42,689	—	42,878
Payables to Affiliates	3,252,309	2,825,710	(6,078,019)	—
Deferred Income Taxes	2,412	163,612	—	166,024
Total Liabilities	3,969,840	3,185,049	(6,111,215)	1,043,674
Total Stockholders’ Equity	1,203,450	2,300,579	(2,300,579)	1,203,450
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124

Condensed Consolidating Statement of Cash Flows Nine Months ended December 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$981	$274,159	$—	$275,140
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(142)	(83,556)	—	(83,698)
Acquisition Spending	—	(36,761)	—	(36,761)
Net Cash Used in Investing Activities	(142)	(120,317)	—	(120,459)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(40,000)	—	—	(40,000)
Repayment of Senior Notes	(81,214)	—	—	(81,214)
Dividends Paid to Stockholders	(14,571)	—	—	(14,571)
Purchase and Retirement of Common Stock	(24,903)	—	—	(24,903)
Proceeds from Stock Option Exercises	23,729	—	—	23,729
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,607)	—	—	(2,607)
Intra-entity Activity, net	151,621	(151,621)	—	—
Net Cash Provided by (Used in) Financing Activities	12,055	(151,621)	—	(139,566)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,894	2,221	—	15,115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,078	$3,598	$—	$21,676

Condensed Consolidating Statement of Cash Flows Nine Months ended December 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(53,877)	$342,745	$—	$288,868
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant and Equipment Additions	(271)	(33,772)	—	(34,043)
Net Cash Used in Investing Activities	(271)	(33,772)	—	(34,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	(382,000)	—	—	(382,000)
Repayment of Senior Notes	(8,000)	—	—	(8,000)
Issuance of Long-term Debt	350,000	—	—	350,000
Payment of Debt Issuance Costs	(6,637)	—	—	(6,637)
Dividends Paid to Stockholders	(14,500)	—	—	(14,500)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(3,084)	—	—	(3,084)
Purchase and Retirement of Common Stock	(60,013)	—	—	(60,013)
Proceed from Stock Option Exercises	20,137	—	—	20,137
Excess Tax Benefits from Share Based Payment Arrangements	8,546	—	—	8,546
Intra-entity Activity, net	308,984	(308,984)	—	—
Net Cash Provided by (Used in) Financing Activities	213,433	(308,984)	—	(95,551)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,285	(11)	—	159,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162,792	$1,873	$—	$164,665

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Eagle Materials Inc. is a diversified producer of basic building materials and construction products used in residential, industrial, commercial and infrastructure construction. Information presented for the three and nine months ended December 31, 2017 and 2016, respectively, reflects the Company’s business segments, consisting of Cement, Gypsum Wallboard, Recycled Paperboard, Oil and Gas Proppants and Concrete and Aggregates. These operations are conducted in the U.S. and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete) and specialty oil well cement; the grinding of slag; the mining of gypsum and the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete, the mining and sale of aggregates (crushed stone, sand and gravel), the mining and sale of sand used in hydraulic fracturing (“frac sand”) and the distribution of frac sand into shale basins across the United States. The products that we manufacture, distribute and sell are basic materials with broad application as construction products, building materials and basic materials used for oil and natural gas extraction.  Our construction products are used in residential, industrial, commercial and infrastructure construction and include cement, concrete and aggregates. Our building materials are sold into similar markets and include gypsum wallboard.  Our basic materials used for oil and gas extraction include frac sand and oil well cement.  Certain information for each of Concrete and Aggregates is broken out separately in the segment discussions.

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

GENERAL CONDITIONS AND OUTLOOK

Fundamental construction products demand trends continue to be promising.  We expect to continue to benefit from an expanding U.S. economic cycle, as it relates to our businesses.  In addition, increased infrastructure spending would positively impact both our cement and concrete and aggregates businesses.

Our cement sales network stretches across the central U.S., both east to west and north to south.  While we anticipate construction grade cement consumption to continue to increase during calendar 2018, each region will increase at a different pace. Cement, concrete and aggregates markets are affected by infrastructure spending, residential home building and industrial construction activity. We expect volume and pricing improvements to vary in each of our cement markets.

Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling.  Most forecasts point to a continued pick-up in demand in both of these areas for calendar 2018. Industry shipments of gypsum wallboard were approximately 25.3 billion square feet in calendar 2017 and we are expecting shipments to increase for calendar 2018.  We recommissioned our Bernalillo plant during the second quarter of fiscal 2018, and anticipate running this plant as necessary to meet customer demand.

We expect our recycled paperboard sales volumes to remain consistent as we are close to our current production capacity.  Recycled fiber prices have receded from historical highs experienced during the second quarter of fiscal 2018, but the cost of recycled fiber may remain greater in fiscal 2018 than fiscal 2017.  We currently have sales contracts that have a mechanism to adjust sales prices for increases in the cost of fiber and energy, but these price increases are only allowed at specified times, so increases in the cost of fiber may have an effect on our operating earnings in the interval before the sales price of finished paper adjusts.

Demand for frac sand has recently been improving.  The improved demand is due to several factors, notably increased horizontal drilling and increased sand intensity per well. We expect these trends to continue throughout calendar 2018, which should result in increased demand for frac sand.   We are in the process of building out our Utica, Illinois facility.  This build out will include the addition of a dry plant and development of our distribution system.  We estimate that this build out will cost approximately $70.0 million and will be completed in the summer of 2018.

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2017	2016	Change	2017	2016	Change
	(In thousands except per share)			(In thousands except per share)
Revenues	$359,371	$302,395	19%	$1,101,807	$932,557	18%
Cost of Goods Sold	(264,805)	(215,015)	23%	(824,428)	(682,012)	21%
Gross Profit	94,566	87,380	8%	277,379	250,545	11%
Equity in Earnings of Unconsolidated Joint Venture	11,372	11,244	1%	33,203	31,371	6%
Corporate General and Administrative Expense	(9,883)	(9,166)	8%	(29,383)	(27,831)	6%
Legal Settlement	(39,098)	—	—	(39,098)	—	—
Other Non-Operating Income	1,084	429	153%	2,728	2,008	36%
Interest Expense, net	(6,653)	(6,198)	7%	(21,592)	(15,755)	37%
Earnings Before Income Taxes	51,388	83,689	(39)%	223,237	240,338	(7)%
Income Tax Benefit (Expense)	49,992	(27,302)	(283)%	(3,613)	(78,370)	(95)%
Net Earnings	$101,380	$56,387	80%	$219,624	$161,968	36%
Diluted Earnings per Share	$2.08	$1.17	78%	$4.52	$3.35	35%

Revenues. Revenues were $359.4 million and $302.4 million for the three months ended December 31, 2017 and 2016, respectively.  Revenues from the Fairborn and Wildcat Acquisitions positively impacted revenues by approximately $26.1 million.  Excluding revenues from the Fairborn and Wildcat Acquisition, revenues from our legacy businesses increased in all of our segments except concrete and aggregates. The increases were due primarily to improved average net sales prices in all segments except gypsum wallboard, which declined 1%, and increased sales volumes in all segments except concrete and aggregates, which declined approximately 13% and 9%, respectively.  The increase in average net sales prices and sales volumes positively impacted net revenue by approximately $8.2 million and $22.7 million, respectively.

Revenues were $1,101.8 million and $932.6 million for the nine months ended December 31, 2017 and 2016, respectively.  Revenues from the Fairborn and Wildcat Acquisitions positively impacted revenues by approximately $73.5 million.  Excluding revenues from the Fairborn and Wildcat Acquisitions, revenues from our legacy businesses increased in all of our segments. The increases were due primarily to improved average net sales prices in all segments except gypsum wallboard, which was flat, and increased sales volumes in all segments except recycled paperboard and aggregates, which declined approximately 2% and 4%, respectively.  The increase in average net sales prices and sales volumes positively impacted net revenue by approximately $32.6 million and $63.1 million, respectively.

Cost of Goods Sold. Cost of goods sold was $264.8 million and $215.0 million during the three months ended December 31, 2017 and 2016, respectively.  Approximately $19.3 million of the increase in cost of goods sold related to the Fairborn and Wildcat Acquisitions.  The remaining increase in cost of goods sold was related to increased sales volumes and operating costs, which increased cost of goods sold by approximately $16.8 million and $13.7 million, respectively.  The increase in operating costs is related to our cement, gypsum wallboard and recycled paperboard segments and are discussed further on pages 33-36.

Cost of goods sold was $824.4 million and $682.0 million during the nine months ended December 31, 2017 and 2016, respectively.  Approximately $52.9 million of the increase in cost of goods sold related to the Fairborn Acquisition.  The remaining increase in cost of goods sold was related to increased sales volumes and operating costs, which increased cost of goods sold by approximately $50.8 million and $38.7 million, respectively.  The increase in operating costs primarily related to our cement and recycled paperboard segments and are discussed further on pages 33-36.

Gross Profit. Gross profit was $94.6 million and $87.4 million during the three months ended December 31, 2017 and 2016, respectively. Approximately $6.8 million of the increase in gross profit is attributable to the Fairborn and Wildcat Acquisitions, while the remaining increase is primarily related to increased average net sales prices and sales volumes, as noted above. The gross margin declined to 26% from 29%, due primarily to increased operating costs, partially offset by the increase in average net sales prices.

Gross profit was $277.4 million and $250.5 million during the nine months ended December 31, 2017 and 2016, respectively. Approximately $20.6 million of the increase in gross profit is attributable to the Fairborn and Wildcat Acquisitions, while the remaining increase is primarily related to increased average net sales prices and sales volumes, as noted above. The gross margin declined to 25% from 27%, due primarily to increased operating costs, partially offset by the increase in average net sales prices.

Equity in Earnings of Joint Venture. Equity in earnings of our unconsolidated joint venture increased $0.1 million, or 1%, for the three months ended December 31, 2017. The increase is primarily due to 3% increase in average net sales prices, partially offset by decreased sales volumes and increased operating costs.  The impact of the increase in average net sales prices was approximately $1.2 million, partially offset by decreased sales volumes and increased operating costs of approximately $0.7 million and $0.4 million, respectively. The increase in operating costs was primarily due to maintenance and purchased raw materials, which increased by approximately $0.3 million and $0.1 million, respectively.

Equity in earnings of our unconsolidated joint venture increased $1.8 million, or 6%, for the nine months ended December 31, 2017. The increase is primarily due to a 3% increase in average net sales prices, partially offset by decreased sales volumes and increased operating costs.  The impact of the increase average net sales prices was approximately $2.5 million, partially offset by decreased sales volumes and increased operating costs of approximately $0.2 million and $0.4 million, respectively. The increase in operating costs was primarily due to energy and purchased raw materials, which both increased by approximately $0.4 million, partially offset by decreased maintenance costs of approximately $0.5 million.  Sales volumes were adversely impacted during the fiscal second quarter by wet weather and hurricane flooding along the Texas Gulf coast.

Corporate General and Administrative. Corporate general and administrative expenses increased 8% for the three months ended December 31, 2017. The increase in corporate general and administrative expenses is due primarily to increases of approximately $1.1 and $0.2 million in incentive compensation and legal, respectively, partially offset by a decrease in acquisition and business development costs of approximately $0.5 million.

Corporate general and administrative expenses increased 6% for the nine months ended December 31, 2017. The increase in corporate general and administrative expenses is due primarily to increases of approximately $1.9 million in incentive compensation costs, partially offset by acquisition and business development costs of approximately $0.3 million.

Legal Settlement. The legal settlement is related to the settlement of the domestic wallboard anti-trust class action cases.  During December 2017 and January 2018, we entered into the Direct Purchaser and Indirect Purchaser Settlement Agreements, respectively, under which we agreed to pay a total of approximately $39.1 million to settle all outstanding claims under these class action cases. At December 31, 2017 we accrued the total amount of the two settlements and these amounts are expected to be paid in the next twelve months.

Other Non-Operating Income. Other income consists of a variety of items that are non-segment operating in nature and includes non-inventoried aggregates income, gypsum wallboard distribution center income, asset sales and other miscellaneous income and cost items.

Interest Expense, Net. Interest expense, net, increased approximately $0.5 million during the three months ended December 31, 2017. The increase in interest expense, net is due primarily to increased borrowings under our Credit Facility, which increased interest expense by approximately $1.2 million, partially offset by lower interest on our Private Placement Senior Unsecured Notes, which declined by approximately $0.8 million.  The decrease in interest related to the Private Placement Senior Unsecured Notes is due to the maturing of approximately $81.2 million during the fiscal third quarter.  The increase in the Credit Facility is due primarily to the funding of the Fairborn and Wildcat Acquisitions, and the payment of the maturing Private Placement Senior Unsecured Notes.

Interest expense, net, increased approximately $5.8 million during the nine months ended December 31, 2017. The increase in interest expense, net is due primarily to our issuance of $350.0 million of 4.5% senior notes during August 2016, which increased interest expense by approximately $5.2 million.  The remaining increase is due to an increase of approximately $1.5 million in interest from our Credit Facility, partially offset be a decrease of approximately $1.0 million in interest from our Private Placement Senior Unsecured Notes. The decrease in interest related to the Private Placement Senior Unsecured Notes is due to notes maturing, while the increase in the Credit Facility is due primarily to the funding of the Fairborn and Wildcat Acquisitions, and the payment of the maturing Private Placement Senior Unsecured Notes.

Earnings Before Income Taxes. Earnings before income taxes were $51.4 million and $83.7 million during the three months ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a legal settlement of approximately $39.1 million, partially offset by increased gross profit of approximately $7.2 million.

Earnings before income taxes were $223.2 million and $240.3 million during the nine months ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a legal settlement of approximately $39.1 million and increased corporate general and administrative and interest expenses of approximately $1.6 million and $5.8 million, respectively, partially offset by increased gross profit and equity in earnings of joint venture of approximately $26.9 million and $1.8 million, respectively.

Income Taxes. Income tax expense was $3.6 million and $78.4 million for the nine months ended December 31, 2017 and 2016, respectively. The tax rate for fiscal 2018 was approximately 2%, which is less than the 33% tax rate for fiscal 2017.  The reduction in the rate was primarily due to the discrete income tax benefit related to the change in corporate tax rates which reduced deferred tax liabilities by approximately $61.0 million and $2.5 million realized during fiscal 2018 related to share-based compensation.  See Footnote (K) to the Unaudited Consolidated Financial Statements for more information on the change in corporate tax rates.

Net Earnings and Diluted Earnings per Share. Net earnings for the quarter ended December 31, 2017 of approximately $101.4 million increased 80%.  Diluted earnings per share for the three months ended December 31, 2017 were $2.08, compared to diluted earnings per share of $1.17 for the three months ended December 31, 2016.

Net earnings for the nine months ended December 31, 2017 of approximately $219.6 million increased 36%.  Diluted earnings per share for the nine months ended December 31, 2017 were $4.52, compared to diluted earnings per share of $3.35 for the nine months ended December 31, 2016.

The following table highlights certain operating information related to our five business segments:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2017	2016	Percentage	2017	2016	Percentage
	(In thousands except per unit)		Change	(In thousands except per unit)		Change
Revenues (1)
Cement (2)	$161,601	$138,047	17%	$536,186	$449,650	19%
Gypsum Wallboard	133,348	121,504	10%	383,229	357,689	7%
Recycled Paperboard	48,389	41,254	17%	138,161	128,528	7%
Oil and Gas Proppants	21,947	7,124	208%	62,879	18,851	234%
Concrete and Aggregates	38,742	40,843	(5%)	126,092	114,734	10%
Other	4,445	—	—	4,445	—	—
Gross Revenues	408,472	348,772	17%	1,250,992	1,069,452	17%
Less: Intersegment Revenues	(23,575)	(20,468)	15%	(69,489)	(59,123)	18%
Less: Joint Venture Revenues	(25,526)	(25,909)	(1%)	(79,696)	(77,772)	2%
	$359,371	$302,395	19%	$1,101,807	$932,557	18%
Sales Volume
Cement (M Tons) (2)	1,339	1,198	12%	4,420	3,891	14%
Gypsum Wallboard (MMSF)	709	646	10%	2,014	1,883	7%
Recycled Paperboard (M Tons)	81	76	7%	239	245	(2%)
Concrete (M Yards)	303	348	(13%)	993	950	5%
Aggregates (M Tons)	820	906	(9%)	2,764	2,877	(4%)
Frac Sand (M Tons)	379	115	230%	1,083	299	262%
Average Net Sales Prices (3)
Cement (2)	$106.83	$100.88	6%	$106.91	$100.45	6%
Gypsum Wallboard	151.13	153.34	(1%)	154.52	155.06	(0)%
Recycled Paperboard	581.95	524.75	11%	564.46	508.00	11%
Concrete	100.71	94.38	7%	100.06	94.08	6%
Aggregates	9.68	8.52	14%	9.37	8.49	10%
Operating Earnings
Cement (2)	$52,523	$45,307	16%	$154,456	$127,623	21%
Gypsum Wallboard	39,841	41,075	(3%)	123,237	122,109	1%
Recycled Paperboard	10,903	9,380	16%	22,358	30,827	(27%)
Oil and Gas Proppants	(1,007)	(1,726)	42%	(4,787)	(11,728)	59%
Concrete and Aggregates	3,414	4,588	(26%)	15,054	13,085	15%
Other	264	—	—	264	—	—
Net Operating Earnings	$105,938	$98,624	7%	$310,582	$281,916	10%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement Operations. Cement revenues increased 17% to $161.6 million for the three months ended December 31, 2017. Approximately $21.7 million of the increase in revenues was related to the Fairborn Acquisition.  The remaining increase is due to increased average net sales prices, which positively impacted revenues by approximately $5.4 million, partially offset by decreased sales volumes, which adversely impacted revenues by approximately $3.5 million.

Cement operating earnings increased 16% to $52.5 million for the three months ended December 31, 2017. Approximately $6.5 million of the increase in operating earnings was related to the Fairborn Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $5.4 million, partially offset by lower sales volumes and increased operating costs of approximately $1.3 million and $3.4 million, respectively. The increase in operating costs is due primarily to increased energy and purchased raw materials costs of approximately $1.6 million and $0.9 million, respectively.  The operating margin was relatively flat at approximately 33% during the three months ended December 31, 2017.

Cement revenues increased 19% to $536.2 million for the nine months ended December 31, 2017. Approximately $69.1 million of the increase in revenues was related to the Fairborn Acquisition.  The remaining increase in revenue is primarily due to increased average net sales prices, which positively impacted revenues by approximately $15.4 million, partially offset be a decline in sales volumes which adversely impacted revenues by $1.2 million, respectively.

Cement operating earnings increased 21% to $154.5 million for the nine months ended December 31, 2017. Approximately $20.4 million of the increase in operating earnings was related to the Fairborn Acquisition.  The remaining increase in operating earnings was due primarily to increased average net sales prices, which positively impacted operating earnings by approximately $17.9 million, partially offset by decreased sales volumes and increased operating costs which adversely impacted operating earnings by approximately $0.6 million and $10.9 million, respectively. Approximately $3.5 million of the increase in operating cost was due to an outage at our Nevada Cement plant in connection with the installation of certain pollution control equipment. During the installation, kiln 1 was down for most of the first six months of fiscal 2018, while kiln 2 was down during the fiscal second quarter.  The remaining increase is due to increased purchased cement and energy costs of approximately $5.7 million and $1.5 million, respectively.  The operating margin increased to 29% from 28% during the nine months ended December 31, 2017, primarily due to increased sales average net sales prices, partially offset by increased operating costs.

Gypsum Wallboard Operations. Sales revenues increased 10% to $133.3 million for the three months ended December 31, 2017, primarily due to a 10% increase in sales volumes, partially offset by a 1% decrease in average net sales prices. The increase in sales volumes positively impacted revenue by approximately $11.9 million, partially offset by a $0.1 million decrease in sales revenue due to lower average net sales prices. The increased sales volumes are primarily due to increased construction activity in fiscal 2018. Our market share was essentially unchanged during the last year.

Operating earnings decreased to $39.8 million for the three months ended December 31, 2017, primarily due to the increase in operating costs, which adversely impacted operating earnings by approximately $5.2 million. The increase in operating costs is primarily related to freight, paper and maintenance costs, which adversely impacted operating earnings by approximately $1.8 million, $1.9 million and $0.8 million, respectively.  The increase in operating costs was the primary reason our operating margin for the fiscal quarter declined to 30%, compared to 34% in the prior year. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Sales revenues increased 7% to $383.2 million for the nine months ended December 31, 2017.  The increase was primarily due to a 7% increase in sales volumes, as average net sales prices were relatively flat. The increase in sales volumes positively impacted revenues by approximately $25.5 million. The increased sales volumes are primarily due to increased construction activity in fiscal 2018. Our market share was essentially unchanged during the last year.

Operating earnings increased to $123.2 million for the nine months ended December 31, 2017, primarily due to the increase in our sales volumes, which positively impacted operating earnings by approximately $9.5 million, partially offset by increased operating costs, which adversely impacted operating earnings by approximately $8.0 million. The increase in operating costs was primarily due to costs incurred in the start-up of our Bernalillo facility, freight, paper and energy expenses, which adversely impacted operating earnings by approximately $2.5 million, $1.8 million, $4.9 million and $1.7 million.  The increase in operating costs was the primary reason our operating margin for the fiscal quarter declined to 32%, compared to 34% in the prior year. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Recycled Paperboard Operations. Revenues increased 17% to $48.4 million during the three months ended December 31, 2017. The increase in revenues is due primarily to the 11% increase in average net sales prices and 7% increase in sales volume.  The increase in average net sales prices and sales volumes positively impacted revenues by approximately $4.6 million and $2.5 million, respectively.

Operating earnings increased 16% to $10.9 million for the third quarter of fiscal 2018. The increase in operating earnings is primarily due to increased average nets sales prices and sales volumes, which positively impacted operating earnings by approximately $4.6 million and $0.6 million, respectively, partially offset by increased operating costs, which adversely impacted operating earnings by approximately $3.7 million. The increase in operating costs is primarily related to higher input costs, which adversely impacted operating earnings by approximately $3.5 million. Our operating margin for the quarter remained consistent at 23%.

Revenues increased 7% to $138.2 million during the nine months ended December 31, 2017. The increase in revenues is due primarily to the 11% increase in average net sales prices, partially offset by a 2% reduction in sales volume.  The increase in average net sales prices positively impacted revenues by approximately $12.8 million, partially offset by a $3.1 million decrease in sales revenues due to lower sales volumes.  The decrease in sales volumes is primarily due to a change in timing of third-party purchases.

Operating earnings decreased 27% to $22.4 million for the nine months ended December 31, 2017. The decrease in operating earnings is primarily due to decreased sales volumes and increased operating costs, which adversely impacted operating earnings by approximately $0.8 million and $20.5 million, respectively, partially offset by increased average net sales price, which positively impacted operating earnings by approximately $12.8 million. The increase in operating costs is primarily related to higher input costs, which adversely impacted operating earnings by approximately $18.8 million.  The increase in operating costs was the primary reason operating margin decreased during fiscal 2018 to 16% from 24%.

Oil and Gas Proppants.  Revenues for our oil and gas proppants segment increased 208% to approximately $21.9 million during the three months ended December 31, 2017.  The increase in sales revenue was primarily due to an increase in sales volumes, which positively impacted revenues by approximately $16.4 million, partially offset by decreased gross sales prices that adversely impacted revenues by approximately $1.5 million. The decrease in gross sales prices was offset by decreased freight expenses, which resulted in an increase in average net sales prices for the quarter.

Operating loss for the three months ended December 31, 2017 decreased 42% to approximately $1.0 million. Operating loss in the three months ended December 31, 2016 was positively impacted by a $4.1 million gain on settlement associated with one of our long-term customer contracts.  Excluding this gain, operating loss declined in the current quarter by approximately $4.8 million.  The reduction in operating loss was primarily due to increased sales volumes and lower operating costs, which positively impacted earnings by $2.1 million and $4.2 million, respectively, partially offset by lower average gross sales prices, which adversely impacted earnings by approximately $1.5 million.  The increase in sales volume is due to increased demand for frac sand, and the decrease in operating costs is due primarily to lower freight expense, which positively impacted operating earnings by approximately $3.5 million.

Revenues for our oil and gas proppants segment increased 234% to approximately $62.9 million during the nine months ended December 31, 2017.  The increase in sales revenue was due to an increase in sales volumes and average net sales prices, which positively impacted revenues by approximately $43.8 million and $0.3 million, respectively.

Operating loss for the nine months ended December 31, 2017 decreased 59% to approximately $4.8 million. Operating loss in the nine months ended December 31, 2016 was positively impacted by a $12.9 million gain on settlements associated with our long-term customer contracts and a $2.0 million gain on the forfeiture of a customer prepayment.  These gains were offset by a $1.3 million write-off of a customer contract and an $8.5 million write-down of finished and raw sand inventories at our Corpus Christi location.  Excluding the net gain related to these transactions, operating loss for the current nine months declined by approximately $12.1 million The reduction in operating loss was primarily due to increased sales volume and average net sales prices and lower operating costs, which positively impacted earnings by $0.8 million, $0.3 million and $11.0 million, respectively.  The increase in sales volume is due to increased demand for frac sand and the decrease in operating costs is due primarily to lower freight expense, which positively impacted operating earnings by approximately $10.1 million.

Concrete and Aggregates Operations. Concrete and aggregates revenues decreased 5% to $38.7 million for the three months ended December 31, 2017. The primary reason for the decrease in revenue was the 13% and 9% decrease in sales volumes for concrete and aggregates, respectively, which adversely impacted revenues by approximately $4.9 million, partially offset by the 7% and 14% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $2.8 million.  Wet weather in our Austin region were negatively impacted sales volumes during the quarter.

Operating earnings decreased 26% to approximately $3.4 million for the three months ended December 31, 2017. Operating earnings were adversely impacted by decreased sales volumes and increased operating costs, which negatively impacted operating earnings by approximately $0.6 million and $3.5 million, respectively, partially offset by an increase in average net sales prices of approximately $2.8 million. The increase in operating costs was primarily due to increased purchased materials, delivery and fixed costs, which adversely impacted operating earnings by approximately $0.2 million, $1.0 million and $1.5 million, respectively.

Concrete and aggregates revenues increased 10% to $126.1 million for the nine months ended December 31, 2017. The primary reason for the increase in revenue was the 6% and 10% increase in average net sales prices for concrete and aggregates, respectively, which positively impacted revenues by approximately $8.0 million.  Sales revenue was also positively impacted by the 5% increase in concrete sales volumes, partially offset by a 4% decline in aggregates sales volumes, of approximately $3.0 million.

Operating earnings increased 15% to approximately $15.1 million for the nine months ended December 31, 2017. Operating earnings were positively impacted by increased average net sales prices and sales volumes, which positively impacted operating earnings by approximately $8.0 million and $0.2 million, respectively, partially offset by an increase in operating costs of approximately $6.3 million. The increase in operating costs was primarily due to increased purchased materials, delivery and maintenance costs, which adversely impacted operating earnings by approximately $1.7 million, $2.0 million and $1.5 million, respectively.

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

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of the Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow.

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2017	2016
	(dollars in thousands)
Net Cash Provided by Operating Activities	$275,140	$288,868
Investing Activities:
Capital Expenditures	(83,698)	(34,043)
Acquisition Spending	(36,761)	—
Net Cash Used in Investing Activities	(120,459)	(34,043)
Financing Activities:
Decrease in Credit Facility	(40,000)	(382,000)
Repayment of Senior Notes	(81,214)	(8,000)
Issuance of Long-term Debt	—	350,000
Payment of Debt Issuance Costs	—	(6,637)
Dividends Paid	(14,571)	(14,500)
Shares Repurchased to Settle Employee Taxes on Stock Compensation	(2,607)	(3,084)
Purchase and Retirement of Common Stock	(24,903)	(60,013)
Proceeds from Stock Option Exercises	23,729	20,137
Excess Tax Benefits from Share Based Payment Arrangements	—	8,546
Net Cash Used in Financing Activities	(139,566)	(95,551)
Net Increase in Cash	$15,115	$159,274

Cash flows from operating activities decreased to $275.1 million during nine months ended December 31, 2017, compared to $288.9 million during the similar period in 2016. This decrease was primarily attributable to lower dividends from our Joint Venture, a decrease in cash from changes in working capital and a decrease in adjustments from noncash activity, which adversely impacted cash flows by approximately $6.8 million, $31.9 million and $32.8 million, respectively, partially offset by an increase in net income, which positively impacted cash flows by approximately $57.6 million. The decrease in cash flows from changes in working capital are primarily due to changes in accounts and notes receivable, other assets and income taxes payable, which decreased cash flows by approximately $11.3 million, $12.3 million and $20.1 million, respectively, partially offset by increased cashflows from changes in accounts payable and accrued liabilities and inventories of approximately $10.7 million and $1.1 million.

Working capital increased to $250.7 million at December 31, 2017, compared to $171.1 million at March 31, 2017, primarily due to the increased cash, accounts receivable and prepaid and other assets, and decreased accounts payable and current portion of long-term debt of approximately $15.1 million, $7.4 million, $15.5 million, $19.0 million and $81.2 million, respectively, partially offset by increased accrued liabilities and decreased inventory of approximately $46.0 million and $13.2 million, respectively.  The increase in accounts and notes receivable is due primarily to increased revenues during the quarter. The decrease in inventory is due to increased revenues and the installation of certain pollution control equipment at our Nevada Cement facility during the first two quarters of fiscal 2018.  The increase in prepaid assets is due to the changes in tax rates which resulted in an overpayment of quarterly taxes of approximately $14.5 million during the first nine months of fiscal

2018. The increase in accrued liabilities is due primarily to the $39.1 million settlement of the domestic wallboard anti-trust case.

The increase in accounts and notes receivable at December 31, 2017, is primarily due to the increase in sales revenue during the three months ended December 31, 2017 as compared to the three months ended March 31, 2017.  As a percentage of quarterly sales generated in the quarter then ended, accounts receivable was approximately 40% at December 31, 2017 and 49% at March 31, 2017. Management measures the change in accounts receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at December 31, 2017.  Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at December 31, 2017.

Our inventory balance at December 31, 2017 declined approximately $13.2 million from our inventory balance at March 31, 2017. Within our inventory, raw materials and materials-in-progress decreased approximately $15.4 million, partially offset by an increase in repair parts and supplies of $3.0 million.  The decline in raw materials and materials-in-progress is due primarily to the decline in clinker production at our Nevada Cement facility, in which both kilns were down for extended periods during the first two quarters of fiscal 2018 in connection with the installation of certain pollution control equipment.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net cash used in investing activities during the nine months ended December 31, 2017 was approximately $120.5 million, compared to net cash used in investing activities of approximately $34.1 million during the similar period in 2016, an increase of $86.4 million. The increase in cash used in investing activities is primarily due to the Wildcat Acquisition and capital expenditures in our oil and gas proppants, cement and gypsum wallboard segments, which increased cash used in investing activities by approximately $34.1 million, $26.8 million, $12.9 million and $10.3 million, respectively.  The increase in capital expenditures in the oil and gas proppants segment was related to the start-up of the build out of our Utica, Illinois facility, which will include the addition of a dry plant and distribution system.  The total cost of the buildout is estimated at approximately $70.0 million, and is expected to be competed in the summer of 2018.  The increase in capital expenditures in our gypsum wallboard segment is primarily due to the recommissioning of our Bernalillo, New Mexico wallboard manufacturing facility, which began production in September 2017.  We anticipate spending between $30.0 million and $35.0 million on sustaining capital expenditures for all of our businesses during fiscal 2018.

Net cash used in financing activities was approximately $139.6 million during the nine months ended December 31, 2017, compared to net cash used in financing activities of approximately $95.6 million during the similar period in 2016. This $44.0 million increase in net cash used in financing activities is primarily due to the $74.6 million increase in the repayment of long-term debt, partially offset by a $35.1 million reduction in the repurchase and retirement of common stock and increased proceeds from exercise of options of approximately $3.7 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 28.5% and 27.8%, respectively, at December 31, 2017, compared to 36.3% and 36.1%, respectively, at March 31, 2017.

Debt Financing Activities.

Credit Facility

We have a $500.0 million revolving credit facility (the “Credit Facility”), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021.  Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. At the option of the Company, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered

Rate (“LIBOR”) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the “Leverage Ratio”), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt, encumber our assets, sell assets, make or enter into certain investments, loans or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0.  We had $185.0 million of borrowings outstanding at December 31, 2017. Based on our Leverage Ratio, we had $305.6 million of available borrowings, net of the outstanding letters of credit, at December 31, 2017.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2017, we had $9.4 million of letters of credit outstanding.

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

Private Placement Senior Unsecured Notes –

We entered into a Note Purchase Agreement on November 15, 2005 in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2005A Senior Notes (the “Series 2005A Senior Unsecured

Notes”) in a private placement transaction. The Series 2005A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in three tranches. During November 2017, all remaining notes were repaid in full and cancelled.

We also entered into an additional Note Purchase Agreement on October 2, 2007 (the “2007 Note Purchase Agreement”) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the “Series 2007A Senior Unsecured Notes” and together with the Series 2005A Senior Unsecured Notes, the “Private Placement Senior Unsecured Notes”) in a private placement transaction. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At December 31, 2017, the amounts outstanding for each of the remaining tranches are as follows:

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

Our obligations under the 2007 Note Purchase Agreement are equal in right of payment with all other senior, unsecured indebtedness of the Company, including our indebtedness under the Credit Facility and Senior Unsecured Notes. The 2007 Note Purchase Agreement contains customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense (calculated as consolidated EBITDA, as defined above, to consolidated interest expense)) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenues of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenues of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at December 31, 2017.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and Make-Whole Amounts (as defined in the 2007 Note Purchase Agreement) on the Series 2007A Senior Unsecured Notes and the other payment and performance obligations of the Company contained in the 2007 Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Series 2007A Senior Unsecured Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a Make-Whole Amount. The Make-Whole Amount is computed by discounting the remaining scheduled payments of interest and principal of the Series 2007A Senior Unsecured Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Series 2007A Senior Unsecured Notes being prepaid.

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

We do not have any off-balance sheet debt, except for approximately $40.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At December 31, 2017, we had $9.4 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $25.6 million in performance bonds relating primarily to our mining operations.

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

Dividends.

Dividends paid were $14.6 million and $14.5 million for the nine months ended December 31, 2017 and 2016, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases.

	Common Stock
	Shares Purchased	Average Price Paid Per Share
April 1 through April 30, 2017	—	$—
May 1 through May 31, 2017	—	$—
June 1 through June 30, 2017	20,000	$94.03
Quarter 1 Totals	20,000	$94.03
July 1 through July 31, 2017	90,000	$92.75
August 1 through August 31, 2017	157,572	$90.13
September 1 through September 30, 2017	5,200	$91.92
Quarter 2 Totals	252,772
October 1 through October 31, 2017	—	$—
November 1 through November 30, 2017	—	$—
December 1 through December 31 2017	—	$—
Year-to-Date Totals	272,772	$91.31

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During the nine months ended December 31, 2017, we repurchased 272,772 shares at an average price of $91.31.  As of December 31, 2017, we have authorization to purchase an additional 4,544,428 shares.

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

During the nine months ended December 31, 2017, 26,921 shares of stock were withheld from employees upon the vesting of Restricted Shares that were granted under the Plan. These shares were withheld by us to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures.

The following table compares capital expenditures:

		For the Nine Months Ended December 31, 2017
	Acquisition	2017	2016
		(dollars in thousands)
Land and Quarries	$2,750	$5,147	$2,973
Plants	6,456	60,538	17,477
Buildings, Machinery and Equipment	18,986	18,013	13,593
Total Capital Expenditures	$28,192	$83,698	$34,043

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time-to-time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at December 31, 2017, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $185.0 million of borrowings outstanding at December 31, 2017 would increase interest expense by approximately $1.9 million on an annual basis.  At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (“American Gypsum”), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints alleged that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits include CertainTeed Corp. (“CertainTeed”), USG Corporation and United States Gypsum (together “USG”), New NGC, Inc. (“New NGC”), Lafarge North America (“Lafarge”), Temple Inland Inc. (“TIN”) and PABCO Building Products LLC (“PABCO”). On April 8, 2013, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them.  Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions.  On August 20, 2015, the court entered orders finally approving USG and TIN’s settlements with the direct and indirect purchaser plaintiffs.  Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgment.  On February 18, 2016, the court denied the Company’s motion for summary judgment, and granted summary judgment in favor of CertainTeed.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million.  The court entered an order finally approving this settlement on December 7, 2016.  On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million, which was approved by the court on February 28, 2017.  On July 14, 2016, the Company’s motion for permission to appeal the summary judgment decision to the U.S. Court of Appeals for the Third Circuit was denied.

Direct purchaser plaintiffs and indirect purchaser plaintiffs filed their motions for class certification on August 3, 2016 and October 12, 2016, respectively.  On August 23, 2017, the court granted the direct purchaser plaintiffs’ motion for class certification and certified a class consisting of all persons or entities that purchased paper-backed gypsum wallboard in the United States from January 1, 2012 through January 31, 2013 directly from American Gypsum, the Company, Lafarge, New NGC, PABCO, USG, and/or L&W Supply Corporation (which was a subsidiary of USG Corporation during the class period).  On September 6, 2017, American Gypsum, the Company, New NGC, and PABCO filed a petition with the U.S. Court of Appeals for the Third Circuit seeking interlocutory appeal of the district court’s decision granting the direct purchaser plaintiffs’ motion for class certification under Federal Rule of Civil Procedure 23(f).  The Third Circuit denied the Defendant’s petition on October 27, 2017.  On August 24, 2017, the court denied the indirect purchaser plaintiffs’ motion for class certification.  On September 7, 2017, the indirect purchaser plaintiffs filed a petition with the Third Circuit appealing the district court’s denial of their motion for class certification.  The Third Circuit denied the indirect purchaser plaintiffs’ petition on October 12, 2017.

On December 29, 2017 American Gypsum and the Company, as well as New NGC, Inc. (“New NGC”), and PABCO Building Products, LLC (“PABCO”), which are not affiliated with the Company, entered into a settlement agreement (the “Direct Purchaser Settlement Agreement”) with counsel representing the direct purchaser class to settle all claims made against the Company, American, New NGC and PABCO in the direct purchaser class action.  The Direct Purchaser Settlement Agreement, in which the Company and American deny all wrongdoing, also includes releases by the participating class members of the Company and American as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement.  The Direct Purchaser Settlement Agreement grants the Company, American, New NGC, and PABCO the right to terminate the Direct Purchaser Settlement Agreement in the event an agreed upon percentage of potential class members opt-out of the Direct Purchaser Settlement Agreement.  Additionally, the Direct Purchaser Settlement Agreement is conditioned on final approval of the District Court.  On January 5, 2018 American Gypsum, New NGC, and PABCO entered into a settlement agreement (the “Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC and PABCO in the indirect purchaser class action.  The Indirect Purchaser Settlement Agreement is conditioned on final approval of the District Court.  Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American agreed to pay a total of approximately $39.1 million in cash to settle the claims against them.  At December 31, 2017 we accrued the total amount of the two settlements and these amounts are expected to be paid in the next twelve months.

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

Item 6. Exhibits

10.1	Settlement Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 29, 2017, and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

January 31, 2018	/s/ DAVID B. POWERS
David B. Powers President and Chief Executive Officer (principal executive officer)

January 31, 2018	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 31, 2018	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)