Form 10-K
period 2018-03-31
EAGLE MATERIALS INC
filed 2018-05-23
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.1 billion.

As of May 21, 2018, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	47,973,138

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 2, 2018 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries, (the Company, which may be referred to as we, our, or us) is a leading supplier of heavy construction materials, light building materials, and materials used for oil and natural gas extraction in the United States. Our products are commodities that are essential in commercial and residential construction; public construction projects; projects to build, expand, and repair roads and highways; and in oil and natural gas extraction. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products throughout most of the United States, which provides us with regional economic diversification.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the company was renamed Eagle Materials Inc. (NYSE: EXP).

Strategy

Our strategy focuses on four areas that differentiate us from competitors and contribute to our growth: being a low-cost producer in all our markets, maintaining a decentralized operating structure, operating in geographical markets with favorable demographic trends, and profitable growth through both strategic acquisitions and the organic development of our asset network.

Maintain low-cost producer position

Our goal and the bedrock of our strategy, is to be a low-cost producer in each of the markets in which we compete. We focus continually on reducing costs and making our operations more efficient. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits.

The products we make are commodities, and competition is based primarily on price, with quality and customer service being secondary considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns and stronger free cash flow generation. We anticipate cash flow will increase even more in fiscal year 2019, as a result of tax reform.

Being a low-cost producer is not only key to our commercial success; it is also fully aligned with and advances our commitment to sustainable environmental practices. To maintain our low-cost producer position, we must constantly innovate our production processes so that we are using fewer resources to make the same commodities. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

Decentralize operations

The Company operates through a decentralized structure: all operations are managed at the local or regional level and products are branded and marketed by our individual companies. This local-market strategy provides several benefits, including increased familiarity with our customers, higher brand recognition, and lower transportation costs, which is a meaningful advantage in the construction materials industry.

Operate in demographically attractive markets

Demand for our products depends on construction activity which correlates positively with population growth. While the Company’s markets include most of the United States, approximately 70% of our total revenue is generated in ten states: California, Colorado, Illinois, Missouri, Nebraska, Nevada, Oklahoma, Ohio, Texas, and Wyoming. Population growth, which is a major driver of construction products and building materials demand, is expected to grow approximately 30% between the 2010 census and 2040 for these ten states, compared to 24% population growth for the United States as a whole, according to the Weldon Cooper Center at the University of Virginia. In our Light Materials sector, we have located operations primarily in the southern part of the United States, known as the Sun Belt. According to the same study, population in the Sun Belt is expected to grow by approximately 35% between the 2010 census and 2040.

Profitable growth through acquisition and organic development

We seek to grow the Company through acquisitions and the organic development of our asset network.  Since 2012, we have expanded the Heavy Materials sector principally through acquisitions, with total investments of approximately $1.2 billion. Most recently, in 2017, we acquired a cement plant from Cemex in Fairborn, Ohio (the Fairborn Acquisition). These investments have more than doubled our U.S. cement capacity, making us the largest U.S.-owned cement company.

The Fairborn Acquisition also expanded our geographic footprint so that we now have a contiguous cement system from California to Ohio and south to Texas. We have completed additional bolt-on acquisitions, which also contribute to our expanded geographic footprint. In 2017, we acquired Wildcat Minerals, which operates 11 frac sand distribution centers, to support our growing frac sand business and provide us with distribution points in all the major oil and gas basins in the U.S.

The Company will continue to proactively pursue acquisition opportunities that further our growth across the Heavy Materials sector, and we will remain opportunistic about growth in our other sectors. Our free cash flow enables us to invest in acquisitions and organic growth opportunities in line with our return on investment profitability objectives. When an otherwise attractive potential acquisition or investment in organic growth does not meet our return requirements, our practice is to return cash to shareholders primarily through a share repurchase program. Since becoming a public company in 1994, our share count is down 30%, and we have returned approximately $900 million to our shareholders.

EMPLOYEES

As of March 31, 2018, the Company had approximately 2,200 employees, of which approximately 800 were employed under collective bargaining agreements and various supplemental agreements with local unions.

Industry Segment Information

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and gas exploration and extraction.

Sector	Primary End Markets	Business Segments
Heavy Materials	Infrastructure	Cement
	Commercial and Residential construction	Concrete and Aggregates
Light Materials	Residential construction	Gypsum Wallboard
Recycled Paperboard
Oil and Gas Proppants	Oil and Gas Exploration	Frac Sand
Other	N/A	N/A

For information about the financial results of our business segments, including revenue, average net sales prices, sales volume and operating earnings, please see pages 45-57.

Heavy Materials

Heavy Materials provides cement and concrete and aggregates for use in infrastructure, commercial, and residential construction, and is our largest business sector. The sector is comprised of the Cement and Concrete and Aggregates segments. Demand has continued to increase for these construction products as underlying economic fundamentals in the U.S. continue to improve. Cement consumption in the United States, as estimated by the Portland Cement Association, increased approximately 3% to 103.8 million short tons in calendar 2017, compared to 101.0 million short tons in calendar 2016, with imported cement consumption remaining at approximately 14% of total sales in calendar 2017 similar to calendar 2016.

Cement

Cement is the basic binding agent for concrete, a primary construction material. Some concrete mixes also include other cementitious materials, including slag and fly ash, which act as cement extenders and improve the durability of concrete. The principal sources of demand for cementitious materials are infrastructure, commercial, and residential construction, with infrastructure accounting for approximately 50% of the demand for cement.

The manufacture of portland cement primarily involves extracting, crushing, grinding, and blending limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product called clinker. The clinker is cooled, ground, and mixed with a small amount of gypsum to the consistency of face powder to produce finished cement. All of our cement plants use dry process technology, and approximately 80% of our clinker capacity is from preheater or preheater/pre-calciner kilns, which are generally more efficient kiln types.

We also sell slag cement and fly ash. Slag granules are obtained from a steel company and processed in our grinding facility. Slag is used in concrete mix designs to improve the durability of concrete and reduce future maintenance costs. Fly ash is a by-product of a coal-fired power plant and acts as an extender of cement in concrete.

Cement Plants

We operate seven cement plants (one of which belongs to our joint venture company), one slag grinding facility, and eighteen cement distribution terminals. Our 5.2 million tons of clinker capacity is approximately 5% of total U.S. clinker capacity. Our cement companies focus on the American heartland in Texas, Oklahoma, Missouri, Nebraska, Kansas, Iowa, California, Colorado, Wyoming, Ohio, Nevada, and Illinois. Our joint venture includes a minority interest in an import terminal in Houston, Texas, from which we can purchase up to 495,000 short tons annually. Our slag facility is located near Chicago, Illinois, and our slag product is sold primarily in Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri, and Kansas. The following table sets forth information regarding our cement plants (tons are in thousands of short tons):

Plant Location	Owned or Leased Reserves	Rated Annual Clinker Capacity (1)		Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (2)	Estimated Minimum Limestone Reserves (Years) (3)	Fiscal 2018 Tons Mined
Buda, TX	Owned	1,300	(4)	1,435	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	226,250	50+	1,850
LaSalle, IL	Owned	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006	33,325	29	1,035
Sugar Creek, MO	Owned	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2002	127,100	50+	1,030
	Leased							11,000
Laramie, WY	Owned	650		800	Dry – 2 Stage Preheater	1	1988	103,300	50+	850
	Leased							101,400
					Dry – Long Dry Kiln	1	1996
Tulsa, OK	Owned	650		900	Dry – Long Dry Kiln	1	1961	39,700	43	800
					Dry - Long Dry Kiln	1	1964
Fernley, NV	Owned	500		550	Dry – Long Dry Kiln	1	1964	14,200	50+	530
	Leased				Dry – 1 Stage Preheater	1	1969	69,600
Fairborn, OH	Owned	730		980	Dry – 4 Stage Preheater	1	1974	26,450	30	920
Total-Gross		5,830		6,865
Total-Net (5)		5,180		6,150

(1)	One short ton equals 2,000 pounds.
(2)	All limestone reserves are considered to be probable under the definition provided by Industry Guide 7.
(3)	Years of limestone reserves calculated using annual rated capacity.
(4)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(5)	Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly owned except the Buda, Texas plant (the Joint Venture), which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG. In keeping with our strategy of decentralized operations, cement plants are managed locally and do business under separate names. Our LaSalle, Illinois plant operates under the name Illinois Cement Company; the Laramie, Wyoming plant operates under the name Mountain Cement Company; the Fernley, Nevada plant operates under the name Nevada Cement Company; our Fairborn, Ohio plant operates under the name Fairborn Cement Company; and our Sugar Creek, Missouri and Tulsa, Oklahoma plants operate under the name Central Plains Cement Company. Our slag grinding facility operates under the name Skyway Cement Company and has capacity to grind 600,000 tons of slag per year.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 5.0 million short tons in fiscal 2018 and 4.5 million short tons in fiscal 2017. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 5.4 million and 4.9 million short tons in fiscal 2018 and fiscal 2017, respectively.

Raw Materials and Fuel Supplies

The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained primarily through mining and extraction operations conducted at quarries that we own or lease, and that are located in close proximity to our plants. We believe that the estimated recoverable limestone reserves we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. The Company is actively seeking additional limestone reserves close to our plants and believes it will be able to acquire more reserves in the future. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can either be obtained from Company-owned or -leased reserves or be purchased from outside suppliers.

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas, if necessary. The cost of fuel increased in fiscal 2018, compared with fiscal 2017. The increase was primarily due to an outage that was necessary to install certain pollution control equipment at our Nevada Cement plant, and the acquisition of the plant in Fairborn, Ohio in February 2017. Nevada Cement had one kiln down for approximately six months, and the second kiln down for approximately three months, which decreased the efficiency of the plant, leading to increased fuel costs. The Fairborn plant burns only coal, which is more costly than petroleum coke. The Tulsa plant currently burns fuel-quality wastes, as well as coal and petroleum coke. The Sugar Creek plant currently burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012, both plants had existing alternative fuels programs managed by a company that supplies alternative fuels and materials to the cement plants. In keeping with our commitment to sustainability and cost management, we continue to use these alternative fuels and materials programs at the Sugar Creek and Tulsa plants.

We have a long-term agreement with a steel manufacturer to supply granules necessary for grinding slag. This agreement requires us to purchase up to 550,000 tons of granules made available by the steel manufacturer each year.

Electric power is also a major cost component in the manufacturing process for both cement and slag, and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are infrastructure, commercial, and residential construction, with public works infrastructure comprising over 50% of total demand. Cement consumption in the U.S. increased approximately 3% during calendar 2017 from calendar 2016, and the Portland Cement Association forecasts cement consumption will increase another approximately 3% in calendar 2018. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greatest from Spring through the middle of Autumn. Demand for slag has increased as the availability of fly ash has decreased due to the conversion of power plants from coal to natural gas.

The cement industry is extremely competitive: there are multiple domestic suppliers and foreign producers who import cement through various terminal operations. Approximately 75% of the U.S. cement industry is owned by foreign international companies. Competition among producers and suppliers of cement is based primarily on price, and secondarily on consistency of quality and customer service. Price competition among individual producers and suppliers of cement within a geographic area is intense due to the fungible nature of the product.

Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products profitably. The low value-to-weight ratio generally limits shipments by truck to a 150-mile radius of each plant and up to 300 miles by rail; therefore, the U.S. cement industry is fragmented into regional geographic areas rather than a single national selling area. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

Cement imports into the U.S. occur primarily to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports, both along the coast or on the Great Lakes, or transported on the Mississippi River system near major population centers to take advantage of lower waterborne freight costs versus higher truck and rail transportation costs that U.S.-based manufacturers incur to deliver into the same areas.

The Portland Cement Association estimates that imports represented approximately 14% of cement used in the U.S. during both calendar years 2017 and 2016. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total consumption will consistently be served by imported cement.

The impact of regional construction cycles on our business is mitigated to some degree by our geographic diversification.

The following table sets forth information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have a total of 18 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Principal Geographic Areas	Distribution Terminals
Buda, Texas	Cement	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois, Michigan and southern Wisconsin	Hartland, Wisconsin
Sugar Creek, Missouri	Cement	Western Missouri, eastern Kansas, eastern Nebraska and Iowa	Sugar Creek, Missouri; Iola, Kansas; Wichita, Kansas; Omaha, Nebraska; Pleasant Hill, Iowa; Altoona, Iowa (4)
Laramie, Wyoming	Cement	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Tulsa, Oklahoma	Cement	Oklahoma, western Arkansas and southern Missouri	Oklahoma City, Oklahoma; Springfield, Missouri
Fernley, Nevada	Cement	Northern Nevada and northern California	Sacramento, California
Fairborn, Ohio	Cement	Ohio, eastern Indiana and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri; Cincinnati, Ohio (1); Des Moines, Iowa (1); St. Paul, Minnesota (1); Tarentum, Pennsylvania (1); Etna, Pennsylvania (2); Fairfield, Ohio (3);

(1)	These facilities are currently being leased, and these leases will expire in July 2018.
(2)	This facility is currently being constructed and should be completed by July 2018.
(3)	This facility is being leased beginning in June 2018.
(4)	This facility is currently being constructed and upon completion will replace the terminal in Pleasant Hill, Iowa. We also intend to sell slag from this terminal.

Four of our slag terminals are currently being leased from the former owner of the Skyway Plant. The initial term of the lease was one year from the date of purchase and included the option to extend the term for two one-year periods. We exercised both extensions for all locations. All of these leases expire in July 2018 and will not be renewed. The Tarentum, Pennsylvania terminal will be replaced by a terminal in Etna, Pennsylvania; the Des Moines, Iowa terminal will be replaced by a terminal in Altoona, Iowa; and the Cincinnati, Ohio terminal will be replaced by a terminal in Fairfield, Ohio. We are currently constructing the terminals in Etna and Altoona and expect them to be ready by July 2018. We are leasing the new terminal in Fairfield, Ohio under an initial term of two years, with two one-year options.

Cement and slag are distributed directly to our customers mostly through customer pickups, as well as by common carriers from our plants or distribution terminals. We transport cement and slag by barge and rail to our storage and distribution terminals.

No single customer accounted for more than 10% of our cement segment sales during fiscal 2018. As noted above, cement sales are made primarily on the basis of competitive prices in each market. We do not typically enter into long-term sales contracts or have a significant level of order backlog. Cement and slag are generally sold to companies in private industry that contract with state and local entities for infrastructure and other public works projects.

Environmental Matters

Our cement operations are subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws) impose environmental-permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we have obtained all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our manufacturing sites is listed as a CERCLA Superfund site.

Eight environmental issues involving the cement manufacturing industry deserve special mention.

The first environmental issue involves cement kiln dust or CKD. The U.S. Environmental Protection Agency (EPA) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (RCRA) for several years. In 1999, the EPA proposed a rule that would allow states to regulate properly managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. As of May 1, 2017, the EPA still has not completed its 1999 proposal to exempt properly managed CKD waste and establish protective CKD management standards. It is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim, many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

Currently, substantially all CKD produced in connection with our ongoing operations is recycled, and therefore such CKD is not viewed as a waste under RCRA. However, CKD was historically collected and stored on-site at our Illinois, Nevada, Missouri, Oklahoma, and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. If either the EPA or the states decide to reclassify or impose new management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

The second environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. We currently use a small amount refractory brick containing chromium, all of which is properly disposed. Except for such chromium containing refractory, we crush substantially all of our refractory brick and use the crushed material as raw feed in the kiln.

The third environmental issue involves the potential regulation of our emission of greenhouse gasses (GHGs), including carbon dioxide, under the Clean Air Act (CAA). The consequences of GHG emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures; and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.

In response to the Supreme Court’s ruling in Massachusetts v. EPA, 127 S. Ct. 1438 (2007), that GHGs are air pollutants and, thus, potentially subject to regulation under the CAA, the EPA has taken steps to regulate GHG emissions from mobile and certain stationary sources. On September 22, 2009, the EPA issued a Mandatory Reporting of Greenhouse Gases final rule, which took effect December 29, 2009. This rule established a comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to monitor and report their GHG emissions annually on a facility-by-facility basis. On December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. Based on this finding, on May 7, 2010, the EPA promulgated a final rule establishing GHG emission standards for new motor vehicles under Title II of the CAA. According to the EPA, the motor vehicle rule triggered construction and operating permit requirements for large stationary sources of GHGs, including cement plants, under Title I of the CAA. On May 13, 2010, the EPA promulgated a final rule, known as the Tailoring Rule, addressing the thresholds at which stationary sources of GHGs trigger prevention of significant deterioration (PSD) and Title V permitting requirements. PSD review requires an analysis of possible GHG controls and, potentially, the installation of GHG controls or emissions limitations.

On June 23, 2014, the U.S. Supreme Court issued an opinion with respect to the Tailoring Rule holding that the EPA can require PSD controls for GHG emissions only for sources subject to PSD review based on another pollutant – Util. Air Regulatory Grp. v. E.P.A, 134 S. Ct. 2427 (2014). Following the Supreme Court decision, the EPA issued a memorandum clarifying that the EPA intends to continue to apply PSD requirements to GHG emissions if a source emits or has the potential to emit 75,000 tons per year (tpy) or more of GHGs until the EPA establishes a de minimis threshold for GHG emissions below which a source would not be subject to GHG PSD permitting requirements. The EPA announced its intention to propose a rule addressing the de minimis threshold for GHG PSD permitting in the summer of 2016. The EPA failed to propose such rule. Until the EPA issues a final rule addressing the de minimis threshold for GHG emissions, any major modification of our existing plants or construction of a new plant that triggers PSD review for non-GHG emissions also would trigger PSD review for GHG emissions if the proposed major modification or construction would result in a GHG emission increase of at least 75,000 tpy.

In October 2015, the EPA published a rule establishing guidelines for states to regulate carbon dioxide emissions from existing fossil fuel power plants (the Clean Power Plan). The Clean Power Plan established national performance rates for steam generating units and stationary combustion turbines as well as state emission reduction goals based on the application of the performance rates to a state’s unique generation mix. Numerous states and industry petitioners are challenging the Clean Power Plan on multiple grounds. On February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan while the litigation is pending. The U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) held oral argument on the challenges to the Clean Power Plan on June 2, 2016. No opinion in that case has been forthcoming. On April 28, 2017, at the request of the U.S. EPA, the D.C. Circuit issued a per curiam order holding the case in abeyance for sixty days to allow the U.S. EPA to determine whether to reconsider the Clean Power Plan. The EPA must file status reports on its deliberations every 30 days. The EPA has indicated that it intends to significantly amend or repeal the Clean Power Plan.

On October 17, 2017, the EPA issued a proposal to repeal the Clean Power Plan and set for a broad outline of options for replacing the Clean Power Plan.  The EPA indicated that it intends to propose a new rule but did not lay out a firm timeline for finalizing such a rule.  In the interim, the Clean Power Plan will not be implemented.

In the future, it is possible that the EPA will propose performance standards for GHG emissions for other sectors, including cement manufacturing, so the ultimate outcome of the Clean Power Plan could affect the timing and form of standards for cement plants.

Several states have individually implemented measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs. California’s AB 32 program is the most advanced of such state initiatives, with regulations affecting all major sources of GHGs. The state of Washington also issued regulations imposing emission limitations on a broad set of industry sectors, although that rule, the Clean Air Rule, was recently invalidated by a state court judge. That ruling has not yet been appealed.  States also have joined together to form regional initiatives to reduce GHG emissions, including 12 states in the northeast under the Regional Greenhouse Gas Initiative.

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

The fourth environmental issue is the EPA’s promulgation on September 9, 2010 of final regulations establishing national emissions standards for hazardous air pollutants for portland cement plants (PC NESHAP) pursuant to Section 112 of the CAA. For specific hazardous air pollutants (HAPs), the final rule requires cement plants to meet certain emission and operating standards. The rule sets limits on mercury emissions from existing portland cement kilns and increases the stringency of emission limits for new kilns. The rule sets emission limits for total hydrocarbons, and also sets emission limits for particulate matter as a surrogate for non-volatile metal HAPS, from cement kilns of all sizes, and reduces hydrochloric acid emissions from kilns that are large emitters. As a result of industry challenges to the regulations, the EPA issued a revised rule on February 12, 2013. The revised rule made two notable changes to the 2010 HAP regulations. First, the rule established less stringent emission standards for total hydrocarbons and particulate matter. Second, the rule extended the deadline for existing sources to comply with the HAP regulations to September 9, 2015. We do not believe we are placed at a competitive disadvantage by the revised rule.

A fifth environmental issue involves excess emissions that may occur during periods of startup, shutdown, or malfunction. In June 2015, the EPA issued a rule requiring revisions to 36 state implementation plans (SIPs) that allowed exemptions or contained affirmative defenses to excess emissions during periods of startup, shutdown, or malfunction (SSM rule). The SIP revisions were submitted to the EPA in November 2016. The states required to revise their SIPs include states where the company has operations, such as Illinois, Oklahoma, Missouri, and Texas. Under the revised SIPs, companies would be required to comply with their emissions limits at all times, including during startup, shutdown, and malfunctions. States and members of industry have challenged the SSM rule in the U.S. Court of Appeals for the D.C. Circuit.

On April 24, 2017, at the request of the EPA, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued an order holding in abeyance the consolidated challenges to the EPA’s final rule concerning how provisions in the EPA-approved SIPs treat excess emissions during periods of startup, shutdown, or malfunction. The order also cancels oral argument, which was scheduled for May 8, 2017. In its motion, the EPA argued that oral argument should be delayed in light of the recent change in Administration. According to the motion, the EPA “intends to closely review the SSM rule, and the prior positions taken by the Agency with respect to the SSM rule may not necessarily reflect its ultimate conclusions after that review is complete.” The EPA’s motion was opposed by environmental groups, who argued that the EPA failed to establish the extraordinary cause required for postponement. The D.C.

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

The sixth environmental issue is the EPA’s promulgation pursuant to Section 129 of the CAA of revised regulations for Commercial and Industrial Solid Waste Incineration (CISWI) units. Clean Air Act Section 129 requires the EPA to set standards for solid-waste incineration units. Affected sources must comply with the revised CISWI regulations the earlier of three years after State CISWI plan approval, or five years from the date of the final rule on reconsideration. On June 23, 2016, the EPA published a final rule reconsidering four provisions of the February 2013 final CISWI rule, including relaxing the particulate matter standard for solid waste–burning kilns and eliminating the affirmative defense to penalties for non-compliance during well-documented malfunction events. On January 11, 2017, the EPA published a proposed plan that would implement the previously promulgated limits for existing CISWI in states that have not submitted and received approval for a state implementation plan. The federal plan required owners or operators of impacted CISWI units to achieve compliance by February 7, 2018. Currently, the EPA has not approved any state implementation plans. Compared to the PC NESHAP, the CISWI regulations contain requirements for more pollutants, and the requirement for dioxin/furans for existing and new sources is somewhat more stringent.

Whether a facility is a CISWI unit regulated under Section 129 of the Clean Air Act or a cement plant regulated under Section 112 of the Clean Air Act hinges on whether it combusts solid waste as that term is defined under Subtitle D of the Resource Conservation and Recovery Act. On March 21, 2011 (and also revised on February 7, 2013), the EPA finalized the Identification of Non-Hazardous Secondary Materials that Are Solid Waste (NHSM) rule. The NHSM rule’s primary purpose is to provide the definition of solid waste that is used to determine if a cement kiln is regulated under CISWI regulations or the PC NESHAP regulations. The rule lays out processing and legitimacy criteria that are used to determine if a non-traditional fuel is a solid waste. Combustion of a solid waste triggers applicability of the CISWI requirements. On July 29, 2016, the U.S. Court of Appeals for the D.C. Circuit issued an opinion in U.S. Sugar v. EPA, No. 11-1108, largely upholding the 2011 and 2013 CISWI rules.

At some of our operations, kilns are or will be using non-hazardous secondary materials as a replacement for traditional fuels used in the manufacturing process. These kiln systems are capable of beneficially utilizing a wide array of NHSM and may be subject to the CISWI requirements, depending on whether these materials are identified as solid wastes under the NHSM rule. The EPA issued a rule clarifying the definition of solid waste and establishing a uniform recycling standard for all hazardous secondary materials recycling on January 13, 2015, which became effective on July 13, 2015. Solid waste–burning kilns must meet the CISWI emission and operating standards. Nonwaste-burning kilns must prove any alternative fuels used are not solid wastes. We do not believe we would be placed at a competitive disadvantage by either the NHSM or the CISWI rule.

The seventh environmental issue is a revision to the Hazardous Waste Combustor National Emission Standards for Hazardous Waste Standards (HWC NESHAP). The Tulsa, Oklahoma cement facility utilizes hazardous waste as fuel and is required to meet the emission and operating standards of the HWC NESHAP. This facility has demonstrated and remains in compliance with all of the requirements of the current HWC NESHAP regulation. On October 12, 2005, as a result of ongoing litigation, the EPA promulgated final HWC regulations, with compliance required for all facilities by 2008. On October 28, 2008, the EPA promulgated a final rule addressing eight issues for which the EPA granted reconsideration. The final rule on reconsideration did not change the compliance date for existing sources established by the 2005 rule. Environmental and industry organizations filed lawsuits in the U.S. Court of

Appeals for the D.C. Circuit challenging the 2005 and 2008 regulations. The EPA subsequently agreed to revise the HWC NESHAP standards in accordance with an agreement with litigants, and the court remanded, without vacatur, the 2005 and 2008 regulations to the EPA for further consideration. The EPA has not indicated when it will issue a proposed rule amending the regulations. It is not possible to predict at this time the stringency or impact of revised HWC NESHAP regulations or timing required for compliance.

We believe that our current procedures and practices in our operations, including those for handling and managing hazardous materials, are consistent with industry standards and are in substantial compliance with applicable environmental laws and regulations. Nevertheless, because of the complexity of our operations and the environmental laws to which we are subject, there can be no assurance that past or future operations will not result in violations, remediation costs, or other liabilities or claims. Moreover, we cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws or regulations will be administered or interpreted. Compliance with more stringent environmental laws, or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

The eighth environmental issue is the EPA’s ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. In October 2015, the EPA strengthened the ozone NAAQS by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb. As a result of this change, the EPA was required to make attainment/nonattainment designations for the revised standards by October 2017. In November 2017, the EPA released a partial list of 2,646 counties that meet the 2015 standards for ground level ozone or are not classifiable.  Affected states containing the areas not in attainment were notified by the EPA in December 2017 on their intended recommendations and were given 120 days to provide additional information for the EPA to consider before making final designation decisions.  The agency released the final list of counties in nonattainment on April 30, 2018 except for 7 counties around San Antonio, Texas. We are currently reviewing this final rule and designated nonattainment areas and cannot at this time predict the impact it may have on our operations. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results.

In fiscal 2018, we had $12.0 million of capital expenditures related to compliance with environmental regulations applicable to our cement operations. We anticipate spending an additional $2.4 million during fiscal 2019.

Concrete and Aggregates

Readymix concrete is a versatile, low-cost building material used in almost all construction. The production of readymix concrete involves mixing cement, sand, gravel, or crushed stone and water to form concrete, which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to customers’ job sites in mixer trucks.

The aggregates business consists of mining, extracting, producing, and selling crushed stone, sand, gravel, and lightweight aggregates such as expanded clays and shales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of readymix concrete and asphaltic mixes used in highway construction and maintenance.

Concrete and Aggregates Plants

We have 17 concrete batching plants and four aggregates facilities. We produce and distribute readymix concrete from company-owned sites north of Sacramento, California; Austin, Texas; and the greater Kansas City area. The following table sets forth information regarding these operations.

Location	Number of Plants	Number of Trucks
Northern California	3	26
Austin, Texas	6	85
Kansas City Area	8	116
Total	17	227

We conduct aggregate operations near our concrete facilities in northern California; Austin, Texas; and the greater Kansas City area. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these aggregate facilities.

Location	Owned or Leased	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Estimated Minimum Reserves (Thousand Tons) (1)		Estimated Minimum Reserves (Years)	Fiscal 2018 Tons Mined (Thousand Tons)
Northern California	Owned	Sand and Gravel	4,000	912,400		100+	1,600
Austin, Texas	Owned	Limestone	3,000	4,300		24	2,000
	Leased			67,300
Kansas City Area	Owned	Limestone	700	57,000	(2)	50+	585

(1)	All reserves are considered to be probable under the definition of Industry Guide 7.
(2)	Includes reserves located in our underground mine that we believe can be economically used for aggregate supply.

Our total net aggregate sales were 3.5 million tons in fiscal 2018 and 3.6 million tons in fiscal 2017. Total aggregates production was 3.9 million tons in fiscal 2018 and 3.7 million tons in fiscal 2017. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas, the greater Kansas City area, and California.

Raw Materials and Fuel Supplies

From our cement plants, including our Joint Venture, we supply approximately 100%, 100%, and 40%, respectively, of the cement requirements for our greater Kansas City; northern California; and Austin, Texas concrete operations. We internally supply approximately 10%, 10%, and 45%, respectively, of our aggregates requirements for greater Kansas City; northern California; and Austin, Texas concrete operations. We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand, and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The quarry serving our northern California business is estimated to contain over nine hundred million tons of sand and gravel reserves. The quarry serving our Austin, Texas market is covered by a lease that expires in 2060. Based on its current production capacity, we estimate our northern California and Austin, Texas quarries contain more than 100 years and approximately 24 years of reserves, respectively. Our quarries in the Kansas City market currently have approximately 50 years of reserves, and we are actively seeking additional more economical reserves to extend the life of the quarry.

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Austin, the greater Kansas City area, and northern California are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California. No customer accounted for more than 10% of fiscal 2018 segment revenue.

The concrete and aggregates industry is highly fragmented, with numerous participants operating in each local area. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can profitably sell their products only in areas within 50 miles of their production facilities. Barriers to entry in each industry are low, except with respect to environmental permitting requirements for new aggregates production facilities and zoning of land to permit mining and extraction of aggregates.

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our cement operations. (See pages 8-12.)

In fiscal 2018 we had $0.1 million of capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations. We do not anticipate any capital expenditures related to compliance with environmental regulations in fiscal 2019.

Light Materials

Our Light Materials sector produces materials used in residential and commercial buildings. The sector is comprised of the Gypsum Wallboard and Recycled Paperboard segments. Operations in this sector are concentrated in the Sun Belt of the United States, where the population is projected to grow 35% between 2010 and 2040, according to the Weldon Cooper Center at the University of Virginia. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

Gypsum Wallboard

Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial, and industrial structures. Our gypsum wallboard products are marketed under the name American Gypsum.

The gypsum wallboard manufacturing process involves four main steps, as shown in the graphic below.

Gypsum Wallboard Plants

We own and operate five gypsum wallboard plants, shown in the table below. Our plant in Bernalillo, New Mexico was restarted in September 2017, after having been idled since 2009. We anticipate running this plant as necessary to meet customer demand. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

The following table sets forth certain information regarding our gypsum wallboard plants.

Location	Owned or Leased Reserves (7)	Approximate Annual Gypsum Wallboard Capacity (MMSF) (1)	Estimated Minimum Gypsum Reserves (Thousand Tons) (3)		Estimated Minimum Gypsum Reserves (Years) (2)		Fiscal 2018 Tons Mined (Thousand Tons)
Albuquerque, New Mexico	Owned	425	10,490	(4)	50+	(4)	350
	Leased		55,150	(4)
Bernalillo, New Mexico (6)		550		(4)	50+	(4)	55
Gypsum, Colorado	Owned	700	21,700		31		450
Duke, Oklahoma	Owned	1,300	22,550		20		925
	Leased		4,150
Georgetown, South Carolina (5)		900			50	(5)	—
Total		3,875

(1)	Million Square Feet (“MMSF”), based on anticipated product mix.
(2)	At 100% capacity utilization.
(3)	All gypsum tons are deemed probable under the definition provided by Industry Guide 7.
(4)	The same reserves serve both New Mexico plants.
(5)	We have a 60-year supply agreement with Santee Cooper for synthetic gypsum that expires in 2068.
(6)	This plant restarted in September 2017.
(7)	Owned reserves include mining claims.

Our gypsum wallboard production totaled 2,614 MMSF in fiscal 2018 and 2,539 MMSF in fiscal 2017. Total gypsum wallboard sales were 2,555 MMSF in fiscal 2018 and 2,483 MMSF in fiscal 2017.

Raw Materials and Fuel Supplies

We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Certain of our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land containing gypsum in the area of Duke, Oklahoma, with additional reserves controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at a reasonable cost when needed. We are currently in the tenth year of a 60-year supply agreement (original 20-year term with two 20-year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low-cost paperboard mill, we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in May 2019 for New Mexico and October 2019 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 7% of our production costs in fiscal 2018.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing. Industry shipments of gypsum wallboard increased to 25.3 billion square feet in calendar 2017, compared to 24.7 billion square feet in calendar 2016, primarily due to increases in single family and multi-family housing starts. We estimate that residential and repair and remodel construction accounted for more than 85% of calendar 2017 industry sales.

Demand for gypsum wallboard remains highly cyclical; and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from Spring through the middle of Autumn.

We sell gypsum wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally use third-party common carriers for deliveries. Two customers accounted for approximately 25% of our gypsum wallboard segment sales during fiscal 2018.

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

There are seven manufacturers of gypsum wallboard in the U.S. operating a total of approximately 60 plants. We estimate that the three largest producers ‒ USG Corporation, National Gypsum Company, and Koch Industries ‒ account for approximately 60% of gypsum wallboard sales in the U.S. Due to the commodity nature of the product, competition is based principally on price, which is highly sensitive to changes in supply and demand. Product quality and customer service are also important to the customer.

Total wallboard rated production capacity in the United States is currently estimated at approximately 33.9 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. It is possible that previously closed plants or lines could be brought back into service.

Environmental Matters

The gypsum wallboard industry is subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as CERCLA (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our gypsum wallboard operations is the subject of any local, state, or federal environmental proceedings or inquiries. We do not, and have not, used asbestos in any of our gypsum wallboard products.

On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design, and operating specifications; groundwater monitoring requirements; corrective action requirements; recordkeeping and reporting obligations; and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 14, 2015. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. Similarly, material effects on our business, financial condition, and results of operations are unlikely to result from the pending judicial appeals and/or administrative reconsideration by the EPA of certain aspects of the final CCR rule, because none of these pending actions currently seek to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR.

In October 2015, the EPA strengthened the NAAQS for ozone by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb. As a result of this change, the EPA is required to make attainment/nonattainment designations for the revised standards by October 2017. In November 2017, the EPA released a partial list of 2,646 counties that meet the 2015 standards for ground level ozone or are not classifiable.  Affected states containing the areas not in attainment were notified by the EPA in December 2017 on their intended recommendations and were given 120 days to provide additional information for the EPA to consider before making final designation decisions.  The agency released the final list of counties in nonattainment on April 30, 2018 except for 7 counties around San Antonio, Texas. We are currently reviewing this final rule and designated nonattainment areas and cannot at this time predict the impact it may have on our operations. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA. For a more detailed discussion of this issue, see the “Environmental Matters” section of our cement business description on pages 8-12.

Although our gypsum wallboard operations could be adversely affected by federal, regional, or state climate change initiatives, at this time, it is not possible to accurately estimate how future laws or regulations addressing GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the gypsum wallboard manufacturing industry and a material adverse effect on the financial results of our operations.

There were $2.8 million of capital expenditures related to compliance with environmental regulations applicable to our gypsum wallboard operations during fiscal 2018. We anticipate capital expenditures of approximately $1.0 million related to our gypsum wallboard operations during fiscal 2019.

Recycled Paperboard

Our recycled paperboard manufacturing operation, which we refer to as Republic Paperboard Company, is located in Lawton, Oklahoma, and has a technologically advanced paper machine designed primarily for gypsum liner production. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. To maximize manufacturing efficiencies, primarily recycled industrial paperboard grades are produced.

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

Raw Materials and Fuel Supplies

The principal raw materials in recycled paperboard are recycled paper fiber (recovered waste paper), water, and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers such as news blank and unprinted papers) is used in the gypsum liner facing paper, white top linerboard, and white bag liner grades.

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand and the presence of the export market. Fiber prices during fiscal 2018 were much higher than fiber prices had been in the previous years. The current outlook for fiscal 2019 is for waste paper prices, namely OCC, to decrease compared to fiscal 2018, but remain higher than average historical prices. Current gypsum liner customer contracts include price escalators that partially offset/compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides, and bacteria controls, are readily available from several manufacturers at competitive prices.

The manufacture of recycled paperboard involves the use of a large volume of water in the production process. We have an agreement with the City of Lawton municipal services for supply of water to our manufacturing facility. Electricity, natural gas, and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions.

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. During fiscal 2018, electricity costs were higher relative to fiscal 2017 costs. The increased electricity costs were the result of increased electricity rates. We expect electricity pricing to increase slightly in fiscal 2019, as a rate increase was recently approved. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO). This power company is working to switch its fuel source dependency to natural gas, which could impact our electricity rates in future years. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. Natural gas costs in fiscal 2018 were relatively consistent with fiscal 2017 and are expected to remain relatively consistent throughout fiscal 2019. A significant portion of our natural gas requirements for our paper mill are provided under a gas supply agreement which expires in October 2018.

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2018, approximately 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s gypsum wallboard manufacturing operations. We also have contracts with two other gypsum wallboard manufacturers that represent approximately 55% of our total segment revenue with the remaining volume shipped to other gypsum liner manufacturers and bag producers. The current contracts with other gypsum wallboard manufacturers expire in five and seven years. The loss of either of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Environmental Matters

There were no capital expenditures related to compliance with environmental regulations applicable to our recycled paperboard operations during fiscal 2018, and none are expected in 2019.

Oil and Gas Proppants

The Oil and Gas Proppants sector produces frac sand used in oil and natural gas exploration.

Facilities

We currently own two frac sand mines, three frac sand wet processing plants, and three frac sand drying facilities. Our frac sand mines and wet plants are in New Auburn, Wisconsin and Utica, Illinois. Our frac sand drying facilities are currently in New Auburn, Wisconsin and Corpus Christi, Texas, as outlined in the table below. Sand is processed into various mesh sizes and marketed primarily to oil service companies.

We are currently building out our Utica, Illinois facility. This build-out includes the addition of a dry plant and distribution system and is expected to cost approximately $70.0 million. We have spent approximately $45.0 million on this project as of March 31, 2018 and expect to complete the project in the summer of 2018.

The following table provides information regarding our frac sand production facilities at March 31, 2018.

Wet Plant Location	Owned or Leased Reserves	Estimated Annual Wet Production Capacity (Thousand Tons) (3)	Estimated Minimum Reserves (Thousand Tons) (1)	Estimated Minimum Reserves (Years)		Fiscal 2018 Tons Mined (Thousand Tons) (2)
New Auburn, Wisconsin	Owned	2,800	30,000	13	(2)	2,000
	Leased		7,660
Utica, Illinois	Owned	2,200	139,900	50+		—

Dry Plant Location	Dry Plant Capacity (Thousand Tons)
New Auburn, Wisconsin (two lines)	1,900
Corpus Christi, Texas	1,500
Utica, Illinois (4)	1,600
Total	5,000

(1)	All sand tons are deemed to be probable under the definition provided by Industry Guide 7.
(2)	We have an option to purchase property that, if purchased, will increase our estimated minimum reserves to approximately 20 years.
(3)	Represents throughput capacity.
(4)	This plant is currently being constructed and is expected to be completed in the summer of 2018.

During fiscal 2018, we recommissioned our Corpus Christi plant which we idled in the fourth quarter of fiscal 2016. The plant is being run on a part-time basis to satisfy increased demand in the Eagle Ford basin. We also began using the transload facility at Kenedy, Texas during fiscal 2018, although our facilities in Fowlerton, Texas and Cotulla, Texas remain idled at March 31, 2018. Our facilities are relatively new and are in very good physical condition. We plan on resuming business at these transload facilities in the future when demand for proppants increases and additional capacity is needed. The cost of maintaining these idled facilities is not significant. In the past, due to the idling of the operating facilities we performed a test for impairment on the long-lived assets of the frac sand segment. Based on the results of this test, no impairment was recorded. See Critical Accounting Policies, Impairment of Long-Lived Assets on pages 57-58 for more information about the test for impairment.

Raw Materials and Fuel Supplies

We mine our frac sand from open pit mines and process the sand in our wet plants. The excavation process includes stripping the overburden overlaying the planned mining area and removing the sand through blasting or mechanically with the use of mobile equipment. Processing includes washing the sand with water and screening to remove non‒salable material, after which the sand is dried and further screened to its final mesh sizes, which range from 20 mesh to 140 mesh. During the winter months, the cold weather adversely impacts our ability to operate our wet processing plants, resulting in these plants being shut down for much of the winter. Generally, our New Auburn, Wisconsin facility is affected more by the weather than our Utica, Illinois facility.

Natural gas is the major fuel used in our dry plants. The cost of natural gas declined throughout fiscal 2018 and is not expected to fluctuate materially in fiscal 2019. Electricity and water are also a major cost component in our manufacturing process. We do not anticipate significant changes in the cost of these utilities in fiscal 2019.

Demand, Sales, and Distribution

Frac sand is currently sold into shale deposit zones across the United States. Demand for oil and gas proppants is driven primarily by rig counts and well‒completion activity.

Drilling and completion activity for oil and gas is very cyclical in nature. During calendar 2017, drilling activity began to increase after declining from its most recent peak in 2014. Increased drilling activity is based on many factors, but the primary factor is oil and gas pricing. These prices, particularly oil, have been increasing which has fueled an increase in drilling activity during fiscal 2018. This increased drilling activity has not affected each shale zone equally; it has primarily affected the Permian Basin, although there has been increased activity in most shale zones.

A portion of the frac sand we produce is sold under long-term contracts that require our customers to pay a specified price per mesh size for a specified volume of sand each month or quarter, depending on the contract. The terms of our customer contracts, including pricing, delivery, and mesh distribution, vary by customer. Certain of our long-term customer contracts contain liquidated damages for non-performance by our customers. The decline in U.S. rig count and completion activity during fiscal 2016 adversely affected oil and gas activity leading to reduced demand and pricing for proppants. As a result, we renegotiated certain provisions of our long-term contracts with certain customers. The renegotiated contracts reflect the reduced demand for frac sand in the current environment by restructuring the contracts to provide reduced contracted sales volume and prices in the near term, with the contracted minimums being increased in the later years. In addition to the long-term sales contracts, we sell frac sand through our distribution network under short-term pricing and other agreements. The terms of our short-term pricing agreements vary by customer.

We currently have contracts to provide frac sand to five customers, which comprised approximately 80% of our segment revenue for fiscal 2018. These contracts have a remaining life of approximately four years.

We distribute sand through the following trans-load facilities: El Reno, Oklahoma; Cotulla, Texas; Odessa, Texas; Pecos, Texas; Kenedy, Texas; and Fowlerton, Texas. The Cotulla, Texas; Pecos, Texas; and Odessa, Texas trans-load locations are supplied by rail, and operated by third-party contractors. The El Reno, Oklahoma trans-load location is also supplied by rail, and is operated by company personnel. Frac sand is delivered to the sites in rail cars specifically designed for loading and unloading sand. At March 31, 2018, we had approximately 2,000 rail cars under lease, with an average term of approximately four years. Our Corpus Christi location is served by barge, and the Kenedy, Texas and Fowlerton, Texas trans-load sites are served by truck from Corpus Christi.

Environmental Matters

We and the commercial silica industry are subject to extensive governmental regulation pertaining to matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions, and environmental contamination and reclamation. A variety of federal, state, and local agencies implement and enforce these regulations.

Federal Regulation

At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the EPA or the state environmental agencies, to which the EPA has delegated local implementation of the permit program, for discharges of pollutants into waters of the United States, including discharges of wastewater or storm-water runoff associated with construction activities. Failure to obtain these required permits, or to comply with their terms, could subject us to administrative, civil, and criminal penalties as well as injunctive relief.

The U.S. Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install expensive emissions abatement equipment, modify operational practices, and obtain permits for existing or new operations. Before commencing construction on a new or modified source of air emissions, such laws may require us to reduce emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs to comply with these regulations. We could be subject to administrative, civil, and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the U.S. Clean Air Act and comparable state laws and regulations.

As part of our operations, we use or store petroleum products and other substances such as diesel fuel, lubricating oils, and hydraulic fluid. We are subject to regulatory programs pertaining to the storage, use, transportation, and disposal of these substances. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including claims for damage or injury to property and persons. CERCLA and comparable state laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed of, or arranged for disposal, including offsite disposal, of a hazardous substance generated or released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In addition, RCRA and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. The EPA and state environmental agencies, to which the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.

Our operations may also be subject to broad environmental review under the National Environmental Policy Act (NEPA). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archaeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.

Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with, and are subject to liability under, the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Federal agencies also must consider a project’s impacts on historic or archaeological resources under the National Historic Preservation Act, and we may be required to conduct archaeological surveys of project sites and to avoid or preserve historical areas or artifacts.

State and Local Regulation

We are also subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where one of our operations is located, have state laws similar to NEPA; thus, our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin and some other states also have specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

Some local communities have expressed concern regarding silica sand mining operations. These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage, and blasting. In response, certain state and local communities have developed, or are in the process of developing, regulations or zoning restrictions intended to minimize the potential for dust to become airborne, control the flow of truck traffic, significantly curtail the area available for mining activities, require compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities. We are not aware of any proposals for significant increased scrutiny on the part of state or local regulators in the jurisdictions in which we operate, or community concerns with respect to our operations that would reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations going forward.

Planned expansion of our mining and production capacity in new communities could be more significantly affected by increased regulatory activity. Difficulty or delays in obtaining or inability to obtain new mining permits or increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to grow our business. In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.

There were no capital expenditures related to compliance with environmental regulations applicable to our oil and gas proppants operations during fiscal 2018, and we do not anticipate any such expenditures during fiscal 2019.

Where You Can Find More Information

We publish our annual reports on Form 10-K and Form DEF 14a, Annual Proxy Statement; our quarterly reports on Form 10-Q; current reports on Form 8-K. These reports along with all amendments to them, are available free of charge through the Investor Relations page of our website, located at www.eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the SEC. This reference to our website is intended solely to inform investors where they may obtain additional information; the materials and other information presented on our website are not incorporated in and should not otherwise be considered part of this Report. Additionally, investors may obtain information by contacting our Investor Relations department directly at (214) 432-2000 or by writing to Eagle Materials Inc., Investor Relations, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially affected our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve through calendar 2017; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely affected by several factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential construction or commercial construction) could have a material adverse effect on our business, financial condition, and results of operations.

Our business is seasonal in nature, and this causes our quarterly results to vary significantly.

A majority of our business is seasonal with peak revenue and profits occurring primarily in the months of April through November when the weather in our markets is more suitable for construction activity. Quarterly results have varied significantly in the past and are likely to vary significantly in the future. Such variations could have a negative impact on the price of our common stock.

We are subject to the risk of unfavorable weather conditions, particularly during peak construction periods, as well as other unexpected operational difficulties.

Unfavorable weather conditions, such as snow, cold weather, hurricanes, tropical storms, and heavy or sustained rainfall, can reduce construction activity and adversely affect demand for construction products. Such weather conditions can also increase our costs, reduce our production, or impede our ability to transport our products in an efficient and cost-effective manner. Similarly, operational difficulties, such as business interruption due to required maintenance, capital improvement projects, or loss of power, can increase our costs and reduce our production. In particular, the occurrence of unfavorable weather conditions and other unexpected operational difficulties during peak construction periods could adversely affect operating earnings and cash flow and could have a disproportionate impact on our results of operations for the full year.

We and our customers participate in cyclical industries and regional markets, which are subject to industry downturns.

A majority of our revenue is from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. For example, many of our customers operate in the construction industry, which is affected by a variety of factors, such as general economic conditions, changes in interest rates, demographic and population shifts, levels of infrastructure spending, and other factors beyond our control. In addition, since our operations are in a variety of geographic markets, our businesses are subject to differing economic conditions in each such geographic market.

Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations generally have an adverse effect on demand for our products and adversely affect the collectability of our receivables. In general, any downturns in these industries or regions could have a material adverse effect on our business, financial condition, and results of operations.

Many of our products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

Many of the products sold by us are commodities, and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions, and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition, and results of operations.

Our Cement business is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are sensitive to changes in volume.

Due to the high levels of fixed capital required to produce cement, our profitability is susceptible to significant changes in volume. We believe that our current cash balance, along with our projected internal cash flows and our available financing resources will provide sufficient cash to support our currently anticipated operating and capital needs. However, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our cement business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi-fixed costs within our Cement business and at our cement production facilities, decreases in volume could have an adverse effect on our financial condition, results of operations, and liquidity.

Our Oil and Gas Proppants business and financial performance depends on the level of activity in the oil and natural gas industries.

Our operations that produce frac sand are materially dependent on the levels of activity in oil and natural gas exploration, development, and production. More specifically, the demand for the frac sand we produce is closely related to the number of oil and natural gas wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in oil and natural gas prices. In recent years, oil and natural gas prices and, therefore, the level of exploration, development, and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East, and initiatives by the Organization of the Petroleum Exporting Countries, have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely affect the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely affect the demand for frac sand. A prolonged reduction in oil and natural gas prices would generally depress the level of oil and natural gas exploration, development, production and well completion activity, and would result in a corresponding decline in the demand for the frac sand we produce. In addition, any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have material adverse effect on our Oil and Gas Proppants business, even in a stronger oil and natural gas price environment.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our business and results of operations.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows, in particular with respect to our Oil and Gas Proppants business. Our contracts with our customers provide for different potential remedies to us in the event a customer fails to purchase the minimum contracted amount of product in a given period. If we were to pursue legal remedies in the event that a customer failed to purchase the minimum contracted amount of product under a fixed-volume contract or failed to satisfy the take-or-pay commitment under a take-or-pay contract, we may receive significantly less in a judgment or settlement of any claimed breach than we would have received had the customer fully performed under the contract. In the event of any customer’s breach, we may also choose to renegotiate any disputed contract on less favorable terms (including with respect to price and volume) for us to preserve the relationship with that customer.

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

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level, and health and safety and environmental matters. In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from opening, expanding, or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.

For example, greenhouse gases (GHGs) currently are regulated as pollutants under the CAA and subject to reporting and permitting requirements. Future consequences of GHG permitting requirements and potential emission reduction measures for our operations may be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel, (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide, and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas. In addition, the EPA has proposed to regulate GHG emissions from existing fossil fuel‒fired power plants as a result of the EPA’s promulgation of new source performance standards for the same sources. In the future, the EPA is expected to propose new source performance standards for cement manufacturing, which similarly will trigger a requirement for the EPA to promulgate regulations relating to existing cement manufacturing facilities. The timing of such regulation is uncertain.

The EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (PC NESHAP). The PC NESHAP required a significant reduction in emissions of certain hazardous air pollutants from Portland cement kilns, including mercury, total hydrocarbons, particulate matter (as a surrogate for metal pollutants), and acid gases from cement kilns of all sizes. The Clean Air Act requires the EPA to periodically review and revise these standards based on any residual risk posed by emissions from cement plants.  In the future, the EPA may propose to further strengthen the emission limitations applicable under the PC NESHAP. It is not possible at this time to predict when such rule making will be undertaken or whether it would have a material effect on the Company’s operations.

On March 21, 2011, the EPA proposed revised Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the CISWI Rule) per Section 129 of the CAA, which created emission standards for 4 subcategories of industrial facilities, one of which is “Waste Burning Kilns.” The EPA simultaneously stayed the CISWI Rule for further reconsideration. Effective as of February 13, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (NHSM) as defined in a rule first finalized on March 21, 2011 (and slightly revised effective on February 13, 2013), the CISWI Rule will require significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium), particulate matter, and more stringent standards than PC NESHAP for dioxin/furans. The compliance date for this rule was February 7, 2018.

On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act, or RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design and operating specifications, groundwater monitoring requirements, corrective action requirements, recordkeeping and reporting obligations, and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 14, 2015, with many of the requirements phased in months or years after the effective date. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. Similarly, material effects for our business, financial condition and results of operations are unlikely to result from the pending judicial appeals and/or administrative reconsideration by the EPA of certain aspects of the final CCR rule, because none of these pending actions currently seek to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR.

On October 1, 2015, the EPA lowered the primary and secondary ozone standards from the current 8-hour standard of 75 parts per billion (ppb) to 70 ppb. The EPA also strengthened the secondary ozone standard to improve protection for trees, plants, and ecosystems. Like the primary standard, an area will meet the secondary standard if the fourth-highest maximum daily 8-hour ozone concentration per year, averaged over three years, is equal to or less than 70 ppb. The EPA based the secondary standard on the “W126 metric,” an index designed to show the cumulative impact of ozone on plants and trees seasonally. The EPA has issued an implementation memo describing how it will determine whether the ozone levels in areas across the country, typically on a county level, are above the new standards. Areas above the new standards will be designated as “nonattainment,” and areas at or below the new standards will be designated as “attainment.” In states with major emitting sources located in or near designated nonattainment areas, states will impose new and costly regulatory requirements. For areas that are determined to be in non-attainment, states will be required to develop plans to bring the areas into attainment by as early as 2020. At this time, it is not possible to determine whether any area in which we operate will be designated nonattainment. However, if that occurs, we may be required to meet new control requirements requiring significant capital expenditures for compliance.

Our cement plants located in Kansas City, Missouri, and Tulsa, Oklahoma are subject to certain obligations under a consent decree with the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our financial condition or results of operations.

Our cement plant in Tulsa, Oklahoma is subject to NESHAP for hazardous waste combustors (the HWC MACT), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes. Compliance with the HWC MACT could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, while the HWC MACT has not been updated since 2008, 73 Fed. Reg. 64068 (Oct. 28, 2008), future revisions to the HWC MACT regulations would apply to both of the cement kilns used at the cement plant in Tulsa, Oklahoma. Such revision could require new control requirements and significant capital expenditure for compliance.

Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

The inhalation of respirable crystalline silica is associated with the lung disease silicosis.  There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma.  These health risks have been, and may continue to be, a significant issue confronting the frac sand industry and related transloading operations.  Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use or handling of frac sand, may have the effect of discouraging our customers’ use of our frac sand.  The actual or perceived health risks of mining, processing, and handling frac sand could materially and adversely affect frac sand producers and those who transload frac sand, including us, through reduced use of frac sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers.  We are currently subject to laws and regulations relating to human exposure to crystalline silica.  Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose and implement changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment.  We may not be able to comply with any new laws and regulations that are adopted, and required modifications or cessation of operations at our affected operations could have a material adverse effect on those businesses.

We may incur significant costs in connection with pending and future litigation.

We are, or may become, party to various lawsuits, claims, investigations, and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations, or proceedings is often difficult to predict and could be adverse and material in amount. Development in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings including the judge’s rulings or judgments, settlements, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our results of operations and cash flows in a particular period. In addition, the defense of these lawsuits, claims, investigations, and proceedings may divert our management’s attention, and we may incur significant costs in defending these matters. See Part I Item 3. Legal Proceedings of this report.

Our results of operations are subject to significant changes in the cost and availability of fuel, energy and other raw materials.

Major cost components in each of our businesses are the costs of fuel, energy, and raw materials. Significant increases in the costs of fuel, energy, or raw materials, or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Prices for fuel, energy or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for fuel and electrical power, which are significant components of the costs associated with our Gypsum Wallboard and Cement businesses, have fluctuated significantly in recent years and may increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance.

We generally maintain our own reserves of limestone, gypsum, aggregates, and other materials that we use to manufacture our products. However, we obtain certain raw materials used to manufacture our products, such as synthetic gypsum and slag granules, from third parties who produce such materials as by-products of industrial processes. While we try to secure our needed supply of such materials through long-term contracts, those contracts may not be sufficient to meet our needs, or we may be unable to renew or replace existing contracts when they expire or are terminated in the future. Should our existing suppliers cease operations or reduce or eliminate production of these by-products, our costs to procure these materials may increase significantly, or we may be obliged to procure alternatives to replace these materials, which may not be available on commercially reasonable terms or at all. Any such development may adversely affect our operations and financial condition.

We may become subject to significant clean-up, remediation, and other liabilities under applicable environmental laws.

Our operations are subject to state, federal, and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations or expand or modify our facilities. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use or carbon taxes emission limitations or reductions, or otherwise. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties, or other sanctions or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future.

Significant changes in the cost and availability of transportation could adversely affect our business, financial condition, and results of operations.

Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, transportation logistics play an important part in allowing us to supply products to our customers, whether by truck, rail, or barge. For example, we deliver gypsum wallboard to many areas of the United States, and the transportation costs associated with the delivery of our wallboard products represent a significant portion of the variable cost of our Gypsum Wallboard segment. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation, such as rail or trucking, could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

Our debt agreements contain restrictive covenants and require us to meet certain financial ratios and tests, which limit our flexibility and could give rise to a default if we are unable to remain in compliance.

Our Credit Facility, Senior Unsecured Notes and Private Placement Senior Unsecured Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

•	incur additional indebtedness;
•	sell assets or make other fundamental changes;
•	engage in mergers and acquisitions;
•	pay dividends and make other restricted payments;
•	make investments, loans, advances or guarantees;
•	encumber our assets or those of our restricted subsidiaries;
•	enter into transactions with our affiliates.

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including the changes in general business and economic conditions, may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under these agreements. This may allow the lenders under these agreements to declare all amounts outstanding to be immediately due and payable, terminate any commitments to extend further credit to us, and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated, and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness. In general, the occurrence of any event of default under these agreements could have a material adverse effect on our financial condition or results of operations.

We have incurred substantial indebtedness, which could adversely affect our business, limit our ability to plan for or respond to changes in our business, and reduce our profitability.

Our future ability to satisfy our debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. Our substantial debt obligations could have negative consequences to our business, and, in particular, could impede, restrict, or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

•

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, capital expenditures, or strategic acquisitions;

•

we may not be able to generate sufficient cash flow to meet our substantial debt service obligations or to fund our other liquidity needs. If this occurs, we may have to take actions such as selling assets, selling equity, or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or restructuring our debt;

•

as a result of the amount of our outstanding indebtedness and the restrictive covenants to which we are subject, if we determine that we require additional financing to fund future working capital, capital investments, or other business activities, we may not be able to obtain such financing on commercially reasonable terms, or at all; and

•

our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our production facilities may experience unexpected equipment failures, catastrophic events, and scheduled maintenance.

Interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment. Such equipment may, on occasion, be out of service as a result of unanticipated events such as fires, explosions, violent weather conditions, or unexpected operational difficulties. We also have periodically scheduled shut-downs to perform maintenance on our facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue and profits due to lost production time, which could have a material adverse effect on our results of operations and financial condition.

Increases in interest rates and inflation could adversely affect our business and demand for our products, which would have an adverse effect on our results of operations.

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial, and infrastructure construction activity by impacting the cost of borrowed funds to builders. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our Credit Facility. Inflation can result in higher interest rates. With inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations.

Any new business opportunities we may elect to pursue will be subject to the risks typically associated with the early stages of business development or product line expansion.

We are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure, and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties, and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining or expanding customer relationships; as well as navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

We may be adversely affected by decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of oil and natural gas wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our Oil and Gas Proppants business. The development and use of other effective alternative proppants or the development of new processes to replace hydraulic fracturing altogether could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our Oil and Gas Proppants business.

Our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.

We hold numerous governmental, environmental, mining, and other permits, water rights, and approvals authorizing operations at many of our facilities. A decision by a governmental agency or other third parties to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations is also predicated on securing the necessary environmental or other permits, water rights, or approvals, which we may not receive in a timely manner or at all.

Title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop, and extract any minerals on that property, without compensation for our prior expenditures relating to such property. Our business may suffer a material adverse effect in the event one or more of our properties are determined to have title deficiencies.

In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. A third party could take action to suspend the access or easement, and any such action could be materially adverse to our results of operations or financial conditions.

A cyber-attack or data security breach affecting our information technology systems may negatively affect our businesses, financial condition, and operating results.

We use information technology systems to collect, store, and transmit the data needed to operate our businesses, including our confidential and proprietary information. Although we have implemented industry-standard security safeguards and policies to prevent unauthorized access or disclosure of such information, we cannot prevent all cyber-attacks or data security breaches. If such an attack or breach occurs, our businesses could be negatively affected, and we could incur additional costs in remediating the attack or breach and suffer reputational harm due to the theft or disclosure of our confidential information.

We may pursue acquisitions, joint ventures and other transactions that are intended to complement or expand our businesses. We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition, operating results, and cash flows.

As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance, or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities, or if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve one or more of a number of risks, including:

•	the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired business or joint venture;
•	possible adverse effects on our operating results during the integration process;
•	failure of the acquired business or joint venture to achieve expected operational, profitability, and investment return objectives;
•	the incurrence of significant charges, such as impairment of goodwill or intangible assets, asset devaluation, or restructuring charges;
•	the assumption of unanticipated liabilities and costs for which indemnification is unavailable or inadequate;
•	unforeseen difficulties encountered in operating in new geographic areas; and
•	the inability to achieve other intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain, and manage our newly acquired operations or their employees. We may not be able to maintain uniform standards, controls, procedures, and policies, which may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional indebtedness.

Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any internal corporate claims within the meaning of the Delaware General Corporation Law (DGCL), (ii) any derivative action or proceeding brought on our behalf, (iii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, or (iv) any action asserting a claim arising pursuant to any provision of the DGCL, will be a state or federal court located within the State of Delaware in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.

This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.

This report and other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates, or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will,” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, plans and objectives of management, future developments, or conditions in the industries in which we participate, including future prices for our products, audits and legal proceedings to which we are a party, and other trends, developments, and uncertainties that may affect our business in the future.

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control. Any or all of the forward-looking statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, changes in facts and circumstances, or the effects of known risks and uncertainties. Many of the risks and uncertainties mentioned in this report or other reports filed by us with the SEC, including those discussed in the risk factor section of this report, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.

All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations, or otherwise.

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement plants, quarries and related facilities; aggregate plants and quarries; gypsum wallboard plants; a recycled paperboard mill; frac sand mines and processing plants; as well as distribution terminals and our headquarters in Dallas. Other than our leased cement plant located in Sugar Creek, Missouri, none of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 3-24 for more information about the location of our facilities.

The following map shows the locations of our operating facilities, by type of facility:

ITEM 3. Legal Proceedings

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina, and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (American Gypsum), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws, and in some cases related provisions of state law. The complaints alleged that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits included CertainTeed Corp. (CertainTeed), USG Corporation and United States Gypsum (together USG), New NGC, Inc. (New NGC), Lafarge North America (Lafarge), Temple Inland Inc. (TIN), and PABCO Building Products LLC (PABCO). On April 8, 2013, the Judicial Panel on Multidistrict Litigation (JPML) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

In 2014, USG and TIN entered into agreements with counsel representing the direct and indirect purchaser classes pursuant to which they agreed to settle all claims against them. Under the terms of its settlement agreement, USG agreed to pay $48.0 million to resolve the direct and indirect purchaser class actions.  In its settlement agreement, TIN agreed to pay $7.0 million to resolve the direct and indirect purchaser class actions. On August 20, 2015, the court entered orders finally approving USG’s and TIN’s settlements with the direct and indirect purchaser plaintiffs. Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgment. On February 18, 2016, the court denied the Company’s motion for summary judgment and granted judgment in favor of CertainTeed.  On June 16, 2016, Lafarge entered into an agreement with counsel for the direct purchaser class under which it agreed to settle all claims against it for $23.0 million. The court entered an order finally approving this settlement on December 7, 2016. On July 28, 2016, Lafarge entered into an agreement with counsel representing the indirect purchaser class under which it agreed to settle all claims against it for $5.2 million, which was approved by the court on February 28, 2017. On July 14, 2016, the Company’s motion for permission to appeal the summary judgment decision to the U.S. Court of Appeals for the Third Circuit was denied.

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

On December 29, 2017 American Gypsum and the Company, as well as New NGC, and PABCO, which are not affiliated with the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, New NGC, and PABCO in the direct purchaser class action. The Direct Purchaser Settlement Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement. The Direct Purchaser Settlement Agreement grants the Company, American Gypsum, New NGC, and PABCO the right to terminate the Direct Purchaser Settlement Agreement in the event an agreed upon percentage of potential class members opt-out of the Direct Purchaser Settlement Agreement. Additionally, the Direct Purchaser Settlement Agreement is conditioned on final approval of the District Court. On January 5, 2018 American Gypsum, New NGC, and PABCO entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC, and PABCO in the indirect purchaser class action. The Indirect Purchaser Settlement Agreement is conditioned on final approval of the District Court. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American Gypsum agreed to pay a total of approximately $39.1 million in cash to settle the claims against them. At December 31, 2017 we accrued the total amount of these two settlements. During March 2018, we deposited approximately $38.8 million into a qualified settlement fund. Upon final approval of the District Court, these funds will be transferred to the plaintiffs. We expect to receive approval from the District Court by the end of calendar 2018.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints. On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania. Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016. As a result of settlements reached with TIN and Lafarge, the homebuilder plaintiffs voluntarily dismissed their claims against TIN and Lafarge on June 6 and June 24, 2016, respectively. On January 31, 2017, the plaintiffs voluntarily dismissed their claims against CertainTeed. Effective May 8, 2018, American Gypsum and the homebuilder plaintiffs entered into a settlement agreement (the “Homebuilder Settlement Agreement”) to settle all claims made against American Gypsum. The Homebuilder Settlement Agreement, in which American Gypsum denies all wrongdoing, includes releases by the homebuilder plaintiffs of American Gypsum as well as its subsidiaries, affiliates, and other related parties, for the time period prior to and including the date of execution of the Homebuilder Settlement Agreement. Under the Homebuilder Settlement Agreement, American Gypsum agreed to pay a total of $6.0 million in cash to settle the claims against it. At March 31, 2018, we accrued the total amount of this settlement and this amount was paid on May 18, 2018.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 18, 2018, there were approximately 1,300 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

The following table sets forth the high and low closing prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated, as well as dividends declared during these periods:

	Fiscal Year Ended March 31, 2018			Fiscal Year Ended March 31, 2017
Quarter ended:	High	Low	Dividends	High	Low	Dividends
June 30	$100.88	$89.85	$0.10	$82.32	$68.78	$0.10
September 30	$107.42	$87.24	$0.10	$85.92	$73.33	$0.10
December 31	$116.15	$103.26	$0.10	$102.07	$75.61	$0.10
March 31	$120.30	$95.90	$0.10	$108.70	$96.15	$0.10

The Dividends section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

On August 10, 2015, the Board of Directors authorized us to repurchase an additional 6,782,700 shares, for a total authorization, as of that date of 7,500,000 shares. Including the authorization on August 10, 2015, our Board of Directors has approved the repurchase in the open market of a cumulative total of 38,393,305 shares of our Common Stock since we became publicly held in April 1994. We have repurchased approximately 34.2 million shares from April 1994 through March 31, 2018.

Share repurchases may be made from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs, or directions established occasionally by the Company’s management, including plans to comply with the safe harbor provided by Rule 10b5-1.

Purchases of the Company’s common stock during the quarter ended March 31, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2018	—	$—	—
February 1 through February 28, 2018	119,000	105.16	119,000
March 1 through March 31, 2018	236,000	100.26	236,000
Quarter 4 Totals	355,000	$101.90	355,000	4,189,428

Subsequent to March 31, 2018, we repurchased an additional 319,300 shares through May 21, 2018, at an average price per share of $101.26.  After these repurchases, we have authorization to repurchase an additional 3,870,128 shares.

The Equity Compensation Plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the cumulative 5-year total return to holders of common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including the reinvestment of dividends) was $100 on March 31, 2013, and tracks it through March 31, 2018.

	3/13	3/14	3/15	3/16	3/17	3/18
Eagle Materials, Inc.	100.00	133.82	126.69	106.89	148.85	158.52
Russell 1000	100.00	122.41	138.00	138.69	162.87	185.63
Dow Jones US Building Materials & Fixtures	100.00	123.37	141.69	158.21	182.21	192.66

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Selected Financial Data

Summary of Selected Financial Data (1)

	For the Fiscal Years Ended March 31,
	2018		2017		2016		2015		2014
	(amounts in thousands, except per share data)
Revenue	$1,386,520	(5)	$1,211,220	(4)	$1,143,492	(3)	$1,066,368	(2)	$898,396
Earnings Before Income Taxes	271,962	(5)	294,519	(4)	219,252	(3)	252,927	(2)	181,804
Net Earnings	256,632	(5)	198,219	(4)	152,592	(3)	186,853	(2)	124,243
Diluted Earnings Per Share	5.28	(5)	4.10	(4)	3.05	(3)	3.71	(2)	2.49
Cash Dividends Per Share	0.40		0.40		0.40		0.40		0.40
Total Assets	2,368,003		2,247,124		1,883,635		1,880,326		1,510,968
Total Debt	620,922		686,467		507,714		512,759		381,259
Stockholders’ Equity	1,417,690		1,203,450		1,040,531		1,010,593		831,499
Book Value Per Share At Year End	$29.36		$24.84		$21.44		$20.11		$16.61
Average Dilutive Shares Outstanding	48,646		48,361		50,071		50,372		49,939

(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes operations related to the CRS Acquisition from November 14, 2014 through March 31, 2015.
(3)	Includes operations related to Skyway Cement from July 14, 2015 through March 31, 2016.
(4)	Includes operations related to Fairborn Business from February 10, 2017 through March 31, 2017.
(5)	Includes operations related to Wildcat Business from July 27, 2017 through March 31, 2018.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

executive summary

Eagle Materials Inc. is a leading supplier of heavy construction materials, light building materials, and materials used for oil and natural gas extraction in the United States. Our products are used in commercial and residential construction; public construction projects; projects to build, expand, and repair roads and highways; and in oil and natural gas extraction.

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas exploration and extraction. Financial results and other information for the fiscal years ended March 31, 2018, 2017, and 2016, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

We conduct one of our cement operations through a joint venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas (the Joint Venture). We own a 50% interest in the Joint Venture and account for our interest under the equity method of accounting. We proportionately consolidate our 50% share of the Joint Venture’s Revenue and Operating Earnings in the presentation of our cement segment, which is the way management organizes the segments within the Company for making operating decisions and assessing performance.

Our business activities are all conducted in the U.S. These activities include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete) and specialty oil well cement; the grinding of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; the mining and sale of aggregates (crushed stone, sand, and gravel); and the mining and sale of sand used in hydraulic fracturing (frac sand).

Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products throughout most of the United States, except the Northeast, which provides us with regional economic diversification. However, general economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition, and results of operations.

On February 10, 2017, the Company completed the acquisition of the following assets (the Fairborn Acquisition) of CEMEX Construction Materials Atlantic LLC (the Seller), (i) a cement plant in Fairborn, Ohio; (ii) a cement distribution terminal located in Columbus, Ohio, and (iii) certain other properties and assets used by the Seller in connection with the foregoing (collectively, the Fairborn Business). The purchase price (the Fairborn Purchase Price) of the Fairborn Acquisition was approximately $400.5 million. In addition, the Company assumed certain liabilities and obligations of the Seller relating to the Fairborn Business, including contractual obligations, reclamation obligations, and various other liabilities and obligations arising out of or relating to the Fairborn Business. The Company funded the payment of the Fairborn Purchase Price and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under the Company’s existing bank credit facility. The results of operations for the Fairborn Business are included in our results for the period from February 10, 2017 through March 31, 2017 and for all of fiscal 2018.

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the Wildcat Acquisition).  Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States.  The purchase price (the Wildcat Purchase Price) of the Wildcat Acquisition was approximately $36.8 million, subject to adjustments for working capital and other customary post-closing adjustments. The Wildcat Purchase Price and expenses incurred in connection with the Wildcat Acquisition were funded through operating cash flow and borrowings under our bank credit facility. The results of the operations of Wildcat Minerals are included in our results for the period from July 27, 2017 through March 31, 2018.

MARKET CONDITIONS AND OUTLOOK

Fundamental construction products demand trends continue to be promising. We expect to continue to benefit from an expanding U.S. economic cycle and from projected population growth in our major markets, both of which are anticipated to increase commercial and residential construction. In addition, increased infrastructure spending would positively impact our Heavy Materials sector, comprising the Cement and Concrete and Aggregates segments.

Our cement sales network stretches across the central U.S., both east to west and north to south. While we anticipate construction grade cement consumption to continue to increase during calendar 2018, each region will increase at a different pace. Cement, concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity. We expect the extent of volume and pricing improvements to vary in each of our cement markets.

In the Light Materials sector, wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling activity. Most forecasts point to a continued pick-up in demand in both of these areas for calendar 2018. Industry shipments of gypsum wallboard were approximately 25.3 billion square feet in calendar 2017, and we are expecting shipments to increase for calendar 2018. We recommissioned our Bernalillo plant during the second quarter of fiscal 2018 and anticipate running this plant as necessary to meet customer demand.

We expect our recycled paperboard sales volume to remain consistent as we are close to our current production capacity. The current outlook for fiscal 2019 is for waste paper prices, namely OCC, to decrease compared to fiscal 2018, but remain higher than average historical prices. Our sales contracts currently include a raw-materials-linked price-adjustment mechanism (triggered with changes in the cost of fiber and energy). However, because these price increases are allowed only at specified times, increases in the cost of fiber may have a negative effect on Operating Earnings in the interval before the sales price of finished paper adjusts.

In the Oil and Gas Proppants sector, demand for frac sand has risen recently as a result of increased horizontal drilling and increased sand intensity. Other factors that stimulate demand include stronger drilling activity, higher rig counts, and greater proppant intensity per well, all of which we expect to improve during calendar 2018. During fiscal 2018, we began the build‒out of our facility in Utica, Illinois, which includes a new dry plant and distribution system. We estimate that this build-out will cost about $70.0 million.  We have currently spent approximately $45.0 million and expect to complete the project in the summer of 2018.

Increased rail and trucking congestion has delayed some shipments of our finished products and increased the cost of moving our products during the early part of calendar 2018. Because of the high freight utilization and congestion, we expect freight costs to increase 10% to 12% in fiscal 2019.  The increased freight costs will primarily affect our wallboard segment for outbound products and increase the cost of inbound raw materials in all segments.

Results of Operations

Fiscal Year 2018 Compared with Fiscal Year 2017

	For the Years Ended March 31,
	2018	2017	Change
	(in thousands, except per share)
Revenue	$1,386,520	$1,211,220	14%
Cost of Goods Sold	(1,047,764)	(899,175)	17%
Gross Profit	338,756	312,045	9%
Equity in Earnings of Unconsolidated Joint Venture	43,419	42,386	2%
Corporate General and Administrative	(41,205)	(33,940)	21%
Other Non-Operating Income	3,728	2,139	74%
Legal Settlements	(45,098)	—	—
Acquisition-Related Expense	—	(5,480)	(100)%
Interest Expense, net	(27,638)	(22,631)	22%
Earnings Before Income Taxes	271,962	294,519	(8)%
Income Tax Expense	(15,330)	(96,300)	(84)%
Net Earnings	$256,632	$198,219	29%
Diluted Earnings per Share	$5.28	$4.10	29%

Revenue

Revenue increased in fiscal 2018 by $175.3 million, or 14%, to $1,386.5 million. The Fairborn and Wildcat Acquisitions contributed approximately $75.7 million and $12.7 million, respectively, to the increase in revenue. The remainder of the revenue increase resulted from increased Average Net Sales Prices and Sales Volume of approximately $30.6 million and $56.3 million, respectively.

Cost of Goods Sold

Cost of Goods Sold increased $148.6 million to $1,047.8 million in fiscal 2018, compared with $899.2 million in fiscal 2017. Approximately $53.2 million and $12.5 million of the increase was related to the Fairborn and Wildcat Acquisitions, respectively. The remaining increase in Cost of Goods Sold was due to increased Sales Volume and operating costs, which increased Cost of Goods Sold by approximately $48.4 million and $34.5 million, respectively. The increase in operating costs related primarily to our Cement, Gypsum Wallboard, and Recycled Paperboard segments, and is discussed further on pages 49-50.

Gross Profit

Gross Profit increased 9% to $338.8 million in fiscal 2018. Approximately $22.7 million of the increase in Gross Profit was related to the Fairborn and Wildcat Acquisitions, while the remaining increase was primarily related to increased Average Net Sales Prices and Sales Volume, as noted above. The gross margin declined to 24% from 26%, primarily because of increased operating costs, partially offset by increased Average Net Sales Prices.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture increased $1.0 million, or 2%. The improvement was primarily due to increased Average Net Sales Prices, partially offset by lower Sales Volume and increased operating expenses. The impact of the increase in Average Net Sales Prices was approximately $3.4 million, partially offset by decreased Sales Volume and increased operating costs of approximately $1.1 million and $1.3 million, respectively. The increase in operating costs was due primarily to increased freight, raw materials, and energy costs of approximately $0.6 million, $0.4 million and $0.2 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses increased 21% to $41.2 million in fiscal 2018. The increase reflects greater stock and incentive compensation, profit sharing, and legal expense of approximately $4.7 million, $1.3 million, and $0.9 million, respectively. The increase in stock and incentive compensation and profit sharing was primarily due to increased earnings from operations.

Other non-operating Income

Other Non-Operating Income was $3.7 million in fiscal 2018, compared with Other Income of $2.1 million in fiscal 2017, and consists of a variety of items that are non-segment operating in nature, including non-inventoried Aggregates income, Gypsum Wallboard distribution center income, asset sales, and other miscellaneous income and cost items.

LEGAL SETTLEMENTS

Legal Settlements expense was related to the settlement of the domestic wallboard anti-trust class action cases and the homebuilder litigation. During December 2017 and January 2018, we entered into the Direct Purchaser and Indirect Purchaser Settlement Agreements, respectively, under which we agreed to pay a total of approximately $39.1 million to settle all outstanding claims under these class action cases. At December 31, 2017, we accrued the total amount of the two settlements. We deposited the amount of the Direct Purchaser Settlement into a qualified settlement fund to fund the payment upon approval by the court. We expect the Direct and Indirect Purchaser Settlement Agreements to be paid by the end of calendar 2018.  During May 2018, we entered into the Homebuilder Settlement Agreement, under which we agreed to pay a total of approximately $6.0 million to settle all outstanding claims.  This amount was accrued at March 31, 2018 and paid on May 18, 2018.  The expense related to legal settlements was not included in Gypsum Wallboard’s segment Operating Earnings.

Acquisition-Related Expense

Acquisition-related Expense consists of expenses related to the Fairborn Acquisition. These expenses relate primarily to legal, advisory, and accounting costs incurred during the acquisition.

Interest Expense, Net

Interest Expense, net, increased approximately $5.0 million in fiscal 2018. The increase in Interest Expense, net was due primarily to our issuance of $350.0 million of 4.5% senior notes during August 2016, which increased interest expense by approximately $5.3 million and increased interest expense from our Credit Facility by approximately $1.7 million. These increases were partially offset by a decrease of approximately $2.2 million in interest from our Private Placement Senior Unsecured Notes. The decrease in interest related to the Private Placement Senior Unsecured Notes is due to notes maturing, while the increase in the Credit Facility is due primarily to increased borrowing related to the funding of the Fairborn and Wildcat Acquisitions and the payment of the maturing Private Placement Senior Unsecured Notes.

Earnings Before Income Taxes

Earnings Before Income Taxes decreased to $272.0 million during fiscal 2018, primarily due to the legal settlements and increased Corporate General and Administrative expense of approximately $45.1 million and $7.3 million, respectively. This was partially offset by increased gross profit and Equity in Earnings of Unconsolidated Joint Venture of $26.8 million and $1.0 million, respectively.

Income Tax Expense

Income Tax Expense was $15.3 million and $96.3 million for fiscal 2018 and fiscal 2017, respectively. The tax rate for fiscal 2018 was approximately 6%, versus 33% for fiscal 2017. The reduction in the fiscal 2018 tax rate was primarily due to the discrete income tax benefit resulting from the change in corporate tax rates enacted in calendar 2018, which reduced deferred tax liabilities by approximately $61.2 million and $4.1 million realized during fiscal 2018 related to share-based compensation. See Footnote (H) to the Consolidated Financial Statements for more information on the change in corporate tax rates.

Net Earnings and Diluted Earnings per Share

Net Earnings increased 29% in fiscal 2018 to $256.6 million. Diluted Earnings per Share in fiscal 2018 were $5.28, compared with $4.10 for fiscal 2017.

The following table presents results by business segments in fiscal 2018 and fiscal 2017.

FISCAL YEAR 2018 vs FISCAL YEAR 2017 Results by Segment

	For the Years Ended March 31,
	2018	2017	Percentage Change
	(in thousands, except net sales prices)
Revenue (1)
Cement (2)	$651,750	$566,321	15%
Concrete and Aggregates	157,013	154,592	2%
Gypsum Wallboard	491,779	473,651	4%
Recycled Paperboard	181,742	167,065	9%
Oil and Gas Proppants	85,496	34,623	147%
Other	12,748	—	—
Gross Revenue	1,580,528	1,396,252	13%
Less: Inter-Segment Revenue	(88,124)	(79,116)	11%
Less: Joint Venture Revenue	(105,884)	(105,916)	(0)%
Net Revenue	$1,386,520	$1,211,220	14%
Sales Volume
Cement (M Tons) (2)	5,365	4,871	10%
Concrete (M Yards)	1,228	1,260	(3)%
Aggregates (M Tons)	3,503	3,649	(4)%
Gypsum Wallboard (MMSF)	2,555	2,483	3%
Recycled Paperboard (M Tons)	317	317	0%
Frac Sand (M Tons)	1,483	550	170%
Average Net Sales Prices (3)
Cement (2)	$107.28	$101.60	6%
Concrete	100.38	96.80	4%
Aggregates	9.39	8.65	9%
Gypsum Wallboard	156.27	155.90	0%
Recycled Paperboard	559.22	511.82	9%
Operating Earnings (Loss)
Cement (2)	$179,151	$153,525	17%
Concrete and Aggregates	17,854	18,072	(1)%
Gypsum Wallboard	158,551	159,866	(1)%
Recycled Paperboard	32,758	37,601	(13)%
Oil and Gas Proppants	(6,423)	(14,633)	56%
Other	284	—	—
Net Operating Earnings	$382,175	$354,431	8%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement

Cement Revenue was $651.8 million for fiscal 2018, a 15% increase over fiscal 2017. Approximately $75.7 million of the increase in revenue was related to the Fairborn Acquisition. The remaining increase in revenue was primarily due to a 6% increase in Average Net Sales Prices, which positively affected revenue by $20.2 million. The positive effect of the increase in Average Net Sales Prices was partially offset by a decrease in Sales Volume in our legacy businesses, which adversely affected Cement Revenue by approximately $10.5 million.

Cement Operating Earnings increased 17% to $179.2 million for fiscal 2018. Approximately $22.5 million of the increase in Operating Earnings was related to owning Fairborn Cement for the full fiscal year. The remaining increase in Operating Earnings was due primarily to increased Average Net Sales Prices, which positively affected Operating Earnings by approximately $20.2 million, partially offset by decreased Sales Volume and increased operating costs of approximately $3.3 million and $13.7 million, respectively. Approximately $3.5 million of the increase in operating costs was due to an outage at our Nevada Cement plant in connection with the installation of certain pollution control equipment. Both kilns were down for an extended period of time. The remaining increase was due to purchased cement and energy costs of approximately $3.7 million and $4.9 million, respectively. The operating margin remained consistent at 27% in fiscal 2018.

Concrete and Aggregates

Concrete and Aggregates Revenue increased 2% to $157.0 million for fiscal 2018. The primary reason for the increase in Revenue was the 4% and 9% increase in Average Net Sales Prices for concrete and aggregates, respectively, which positively affected segment revenue by approximately $6.7 million. This increase was partially offset by lower Sales Volume of 3% and 4% for concrete and aggregates, respectively, which adversely affected Revenue by $4.4 million. The decrease in Sales Volume in our Concrete and Aggregates businesses was primarily related to our Kansas City market during fiscal 2018, partially offset by increases in Concrete and Aggregates Sales Volume in our Northern California market.

Operating Earnings declined 1% to approximately $17.9 million for fiscal 2018. The decline resulted from increased operating costs and lower Sales Volume, which adversely depressed Operating Earnings by approximately $6.4 million and $0.5 million, respectively. This decrease was partially offset by increased Average Net Sales Prices, which positively affected Operating Earnings by approximately $6.7 million. The increased operating expenses were primarily related to increased cost of materials, delivery, and maintenance of approximately $2.0 million, $1.9 million, and $0.7 million, respectively.

Gypsum Wallboard

Gypsum Wallboard Revenue increased 4% to $491.8 million in fiscal 2018, primarily due to a 3% increase in Sales Volume. The increase in Sales Volume positively affected Revenue by approximately $17.0 million, while the increase in Average Net Sales Prices positively affected earnings by approximately $1.0 million. Our market share was essentially unchanged during fiscal 2018, with the increase in Sales Volume primarily due to increased construction activity.

Operating Earnings declined 1% to $158.6 million for fiscal 2018, primarily due to increased operating costs, which depressed Operating Earnings by approximately $7.0 million. This decrease was partially offset by increased Sales Volume and Average Net Sales Prices of approximately $4.6 million and $1.0 million, respectively. The increase in operating costs was primarily related to paper and freight, which increased approximately $5.4 million and $3.3 million, respectively, partially offset by decreased other production costs of approximately $1.3 million. During fiscal 2018, Gypsum Wallboard operating margin declined to 32% from 34%, primarily due to the increase in operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

Recycled Paperboard Revenue increased 9% to $181.7 million for fiscal 2018. The increase in net revenue was due to increased Average Net Sales Prices, which contributed approximately $14.7 million to Revenue, while Sales Volume remained flat. The increase in Average Net Sales Price was due to the price-increase provisions in our long-term sales agreements.

Operating Earnings decreased 13% to $32.8 million for fiscal 2018, and operating margin decreased to 18% from 23%. The decrease in Operating Earnings was primarily due to increased operating costs, which depressed Operating Earnings by approximately $19.6 million, partially offset by increased Average Net Sales Prices of approximately $14.7 million. The increase in operating costs was due primarily to input costs and energy, which depressed Operating Earnings by approximately $14.5 million and $0.9 million, respectively. Operating margin declined to 18% from 23%, primarily because of increased operating costs, partially offset by increased Average Net Sales Prices.

OIL AND GAS PROPPANTS

Revenue from our Oil and Gas Proppants segment increased 147% to $85.5 million for fiscal 2018. The increase in Revenue was primarily due to increased Sales Volume which positively affected Revenue by approximately $58.7 million, partially offset by lower gross sales prices, which depressed Revenue by approximately $7.9 million.

Operating Loss for fiscal 2018 was approximately $6.4 million, compared with Operating Loss of approximately $14.6 million for fiscal 2017. During fiscal 2017, we experienced non-cash charges, settlements, and write-offs that affected our Operating Earnings; these are summarized below.

Operating Loss for fiscal 2017 included the write-off of a customer contract valued at approximately $1.3 million and a write-down of finished and raw sand inventories at our Corpus Christi location of approximately $8.5 million. The write-down of finished and raw sand inventories was based on the sales price of frac sand in the associated shale basin at the time of the write-off. From time to time, we have sales contracts with drilling companies that specify the purchase of a certain amount of tonnage at stated sales prices. During fiscal 2017, sales contracts with two of our customers expired or were terminated. These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated, and we entered into settlement agreements with such customers in connection with their failure to purchase the required amounts. Based on these settlement agreements, we received settlement payments of approximately $12.9 million in exchange for releasing our claims against such customers. We also recognized $2.0 million related to the forfeiture of a customer prepayment upon the expiration of the related contract. These payments and forfeiture were recorded in our income statement as a reduction of cost of sales.

Excluding the impact of the non-cash charges, settlements, and write-offs outlined above, Operating Loss for fiscal 2018 was approximately $6.4 million, compared with Operating Loss of approximately $19.7 million for fiscal 2017. The reduction in Operating Loss was primarily due to increased Sales Volume and lower operating costs, which positively affected earnings by $7.2 million and $8.9 million, respectively, partially offset by lower Average Gross Sales Price, which adversely affected earnings by approximately

$7.9 million. The reduction in operating expenses was due primarily to lower freight costs, which had a positive impact of approximately $14.0 million on Operating Earnings. This positive effect was partially offset by higher materials cost, which increased operating costs by approximately $5.0 million.

Results of Operations

Fiscal Year 2017 Compared with Fiscal Year 2016

	For the Years Ended March 31,
	2017	2016	Change
	(in thousands, except per share)
Revenue	$1,211,220	$1,143,492	6%
Cost of Goods Sold	(899,175)	(911,875)	(1)%
Gross Profit	312,045	231,617	35%
Equity in Earnings of Unconsolidated Joint Venture	42,386	39,083	8%
Corporate General and Administrative	(33,940)	(37,193)	(9)%
Other Non-Operating Income	2,139	2,328	(8)%
Acquisition-Related Expense	(5,480)	—	—
Interest Expense, net	(22,631)	(16,583)	36%
Earnings Before Income Taxes	294,519	219,252	34%
Income Tax Expense	(96,300)	(66,660)	44%
Net Earnings	$198,219	$152,592	30%
Diluted Earnings per Share	$4.10	$3.05	34%

Revenue

Revenue increased $67.7 million, or 6%, to $1,211.2 million in fiscal 2017. Revenue from the Skyway and Fairborn Acquisitions improved Revenue by approximately $9.6 million and $7.0 million, respectively. The increase in Revenue from our historical businesses reflects increased Average Net Sales Prices and Sales Volume, which improved Revenue from our historical businesses by approximately $12.6 million and $38.5 million, respectively.

Cost of Goods Sold

Cost of Goods Sold decreased $12.7 million to $899.2 million in fiscal 2017, compared to $911.9 million in fiscal 2016. Excluding Cost of Goods Sold of $13.6 million from our Skyway and Fairborn Acquisitions, an $8.5 million write-down of raw sand inventory during fiscal 2017, the impairment of intangible assets (customer contracts), and the write-down of raw sand inventory of approximately $35.0 million and $11.5 million, respectively, during fiscal 2016, Cost of Goods Sold was approximately $877.1 million for fiscal 2017, compared with approximately $865.4 million in fiscal 2016. The increase in Cost of Goods Sold was due primarily to increased Sales Volume, which increased Cost of Goods Sold by approximately $22.8 million, partially offset by reduced operating costs of approximately $11.1 million. Most of the increase in Cost of Goods Sold from increased Sales Volume related to our Gypsum Wallboard, Recycled Paperboard and Concrete and Aggregates segments, which increased by approximately $11.2 million, $7.8 million and $18.6 million, respectively, partially offset by reduced Sales Volume of approximately $12.9 million in our Oil and Gas Proppants segment. The reduction in Cost of Goods Sold from lower operating expenses primarily related to lower operating costs in our Oil and Gas Proppants and Concrete and Aggregates segments of approximately $21.0 million and $0.6 million, respectively, partially offset by increased operating costs of approximately $13.4 million in our Cement segment.

Gross Profit

Gross Profit improved 35% to $312.0 million in fiscal 2017. The increase in Gross Profit was primarily due to the reduction in Operating Loss in our Oil and Gas Proppants segment, which was primarily due to reduced operating costs. The reduction in operating costs in our Oil and Gas Proppants segment was primarily due to the write-off of certain customer contract intangible assets and raw sand inventories in fiscal 2016. For more detail, see the Oil and Gas Proppants section on pages 56-57.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture increased $3.3 million, or 8%. The improvement was primarily due to increased Sales Volume and reduced operating expenses, partially offset by decreased Average Net Sales Prices. The impact of the increase in Sales Volume and reduced operating expenses on Equity in Earnings of Unconsolidated Joint Venture was approximately $2.8 million and $7.8 million, respectively, partially offset by decreased Average Net Sales Prices of approximately $7.3 million. The decrease in Average Net Sales Prices was due primarily to the decline in oil well cement as a percentage of total sales, while the increase in Sales Volume was primarily due to increased demand for construction grade cement. Lower operating costs in fiscal 2017 were due primarily to reduced purchased cement, energy, raw materials, and freight costs of approximately $2.9 million, $1.1 million, $0.5 million and $1.1 million, respectively.

Corporate General and Administrative

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

Other NOn-Operating Income

Other Income was $2.1 million in fiscal 2017, compared with Other Income of $2.3 million in fiscal 2016, and consisted of a variety of items that are non-segment operating in nature, including non-inventoried aggregates income, Gypsum Wallboard distribution center income, asset sales, and other miscellaneous income and cost items.

Acquisition-related Expense

Acquisition-related Expense consisted of expenses related to the Fairborn Acquisition. These expenses relate primarily to legal, advisory, and accounting costs incurred during the acquisition.

Interest Expense, Net

Interest Expense, net, increased approximately $6.0 million during fiscal 2017 to $22.6 million. The increase was due primarily to our issuance of $350.0 million of 4.5% senior unsecured notes during August 2016. The proceeds from this debt issuance were used to repay the outstanding balance under our Credit Facility, which had a lower interest rate. Additionally, we borrowed approximately $225.0 million under our Credit Facility in February 2017 to complete the Fairborn Acquisition, which increased our average debt balance. Due to the issuance of the 4.5% senior unsecured notes and our borrowing to complete the Fairborn Acquisition, Interest Expense increased in fiscal 2017 compared with fiscal 2016.

Earnings Before Income Taxes

Earnings Before Income Taxes increased to $294.5 million during fiscal 2017, primarily due to increased Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, partially offset by increased Corporate General and Administrative, Acquisition-related, and Interest expenses.

Income Taxes

The effective tax rate for fiscal 2017 was approximately 33% compared with approximately 31% in fiscal 2016. The increase in the effective tax rate during fiscal 2017 was due primarily to a decrease in our percentage depletion deduction during fiscal 2017, and the receipt of certain state tax credits in fiscal 2016.

Net Earnings and Diluted Earnings per Share

Net Earnings in fiscal 2017 increased 30% to $198.2 million. Diluted Earnings per Share in fiscal 2017 were $4.10, compared with $3.05 for fiscal 2016.

The following table presents results by business segments in fiscal 2017 and fiscal 2016:

FISCAL 2017 vs FISCAL 2016 Results by Segment

	For the Years Ended March 31,
	2017	2016	Percentage Change
	(in thousands, except net sales prices)
Revenue (1)
Cement (2)	$566,321	$528,499	7%
Concrete and Aggregates	154,592	128,073	21%
Gypsum Wallboard	473,651	461,457	3%
Recycled Paperboard	167,065	149,192	12%
Oil and Gas Proppants	34,623	57,591	(40)%
Gross Revenue	1,396,252	1,324,812	5%
Less: Inter-Segment Revenue	(79,116)	(73,862)	7%
Less: Joint Venture Revenue	(105,916)	(107,458)	(1)%
Net Revenue	$1,211,220	$1,143,492	6%
Sales Volume
Cement (M Tons) (2)	4,871	4,778	2%
Concrete (M Yards)	1,260	1,101	14%
Aggregates (M Tons)	3,649	3,009	21%
Gypsum Wallboard (MMSF)	2,483	2,394	4%
Recycled Paperboard (M Tons)	317	288	10%
Frac Sand (M Tons)	550	644	(15)%
Average Net Sales Prices (3)
Cement (2)	$101.60	$98.07	4%
Concrete	96.80	92.70	4%
Aggregates	8.65	8.28	4%
Gypsum Wallboard	155.90	157.91	(1)%
Recycled Paperboard	511.82	505.35	1%
Operating Earnings (Loss)
Cement (2)	$153,525	$137,854	11%
Concrete and Aggregates	18,072	9,807	84%
Gypsum Wallboard	159,866	159,352	0%
Recycled Paperboard	37,601	32,153	17%
Oil and Gas Proppants	(14,633)	(68,466)	79%
Net Operating Earnings	$354,431	$270,700	31%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

Cement

Cement Revenue was $566.3 million for fiscal 2017, a 7% increase over fiscal 2016. Approximately $16.6 million of the increase in Revenue was related to the Skyway and Fairborn Acquisitions. The remaining increase in Revenue was primarily due to a 4% increase in Average Net Sales Prices and a 2% increase Sales Volume. The increase in Average Net Sales Prices and Sales Volume positively improved Cement Revenue by approximately $14.2 million and $7.0 million, respectively.

Cement Operating Earnings increased 11% to $153.5 million for fiscal 2017. Approximately $5.3 million of the increase in Operating Earnings was related to owning Skyway Cement for the full fiscal year. The remaining increase in Operating Earnings was due primarily to increased Average Net Sales Prices and Sales Volume, which positively affected Operating Earnings by approximately $14.2 million and $2.1 million, respectively, partially offset by increased operating costs of approximately $6.0 million. The increase in operating costs is primarily related to increased maintenance and energy costs of approximately $4.3 million and $1.2 million, respectively, as well as the timing of the Fairborn Acquisition. The increase in operating costs were partially offset by reduced purchase cement, which improved Operating Earnings by approximately $2.9 million. The increase in maintenance costs was fairly evenly distributed between our plants, while the reduction in purchased cement was primarily related to our Joint Venture. Additionally, the Fairborn Business increased our operating costs by approximately $5.0 million due to their annual maintenance outage starting after we acquired the plant, and the impact of the step‒up of the acquired inventory. The operating margin increased to 27% in fiscal 2017, compared with 26% in fiscal 2016, primarily due to increased Sales Prices and a reduction in the percentage of sales of lower margin purchased cement.

Concrete and Aggregates

Concrete and Aggregates Revenue increased 21% to $154.6 million for fiscal 2017, compared with $128.1 million for fiscal 2016. The primary reason for the increase in Revenue was the 14% and 21% increase in Sales Volume for Concrete and Aggregates, respectively, which positively affected Revenue by approximately $20.1 million. In addition to the increase in Sales Volume, Average Net Sales Prices increased 4% for both concrete and aggregates, which positively affected Revenue by $6.1 million. Sales Volume in our Concrete business increased in all of our markets during fiscal 2017, but the largest increase was in the greater Austin, Texas market, while Aggregate Sales Volume increased in both our northern California and Austin, Texas markets.

Operating Earnings for fiscal 2017 was approximately $18.1 million, compared with Operating Earnings of approximately $9.8 million for fiscal 2016. Operating Earnings were positively affected by increased Average Net Sales Prices and Sales Volume and by decreased operating costs, all of which improved Operating Earnings by approximately $6.1 million, $1.6 million, and $0.6 million, respectively. The decreased operating expenses were primarily related to decreased cost of energy and royalties in our Aggregates business of approximately $1.3 million and $0.8 million, partially offset by increased cost of materials in our Concrete segment of approximately $1.3 million.

Gypsum Wallboard

Gypsum Wallboard Revenue increased 3% to $473.7 million in fiscal 2017, primarily due to a 4% increase in Sales Volume, partially offset by a 1% decrease in Average Net Sales Prices. The increase in Sales Volume improved Revenue by approximately $17.2 million and was partially offset by a $5.0 million decrease in sales revenue due to lower Average Net Sales Prices. Our market share was essentially unchanged during fiscal 2017, with the increase in Sales Volume primarily due to increased construction activity.

Operating Earnings improved slightly to $159.9 million for fiscal 2017, primarily due to the increase in Sales Volume, which positively affected Operating Earnings by approximately $5.9 million, and was partially offset by decreased Average Net Sales Prices and increased operating costs of approximately $5.0 million and $0.5 million, respectively. The increase in operating costs was primarily related to energy, raw materials, and paper costs, which increased approximately $1.0 million, $1.0 million, and $0.7 million, respectively, partially offset by decreased maintenance costs of approximately $2.4 million. During fiscal 2017, our operating margin declined to 34% from 35%, primarily due to the reduction in Average Net Sales Prices. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

Revenue in the Recycled Paperboard segment increased 12% to $167.1 million in fiscal 2017. The increase in net revenue was due to increased Sales Volume and Average Net Sales Prices, which contributed approximately $14.8 million and $3.1 million, respectively, to Revenue. The increase in Average Net Sales Price was due to the pricing provisions in our long-term sales agreement, and the increase in Sales Volume is due to increased demand for gypsum facing paper.

Operating Earnings increased 17% to $37.6 million for fiscal 2017, and operating margin increased to 23% from 22%. The increase in Operating Earnings was primarily due to increased Sales Volume and Average Net Sales Prices, which increased Operating Earnings by approximately $3.2 million and $3.1 million, respectively, partially offset by increased operating costs of approximately $0.9 million. The increase in operating costs was due primarily to higher recycled fiber and chemical costs, which reduced Operating Earnings by approximately $3.5 million and $1.0 million, respectively, and was partially offset by decreased energy and maintenance costs of approximately $1.5 million and $2.7 million, respectively.

oIL AND GAS PROPPANTS

Revenue from our Oil and Gas Proppants segment decreased 40% to $34.6 million in fiscal 2017. The decrease in Revenue was due to a decline in Sales Volume and Average Net Sales Prices, which reduced Revenue by approximately $13.0 million and $10.0 million, respectively.

Operating Loss for fiscal 2017 was approximately $14.6 million, compared to Operating Loss of approximately $68.5 million for fiscal 2016. During both fiscal years, we experienced non-cash charges, settlements, and write-offs that affected our Operating Earnings, which are summarized below.

Operating Loss for fiscal 2017 includes the write-off of a customer contract valued at approximately $1.3 million and a write-down of finished and raw sand inventories at our Corpus Christi location of approximately $8.5 million. The write-down of finished and raw sand inventories was based on the sales price of proppants in the associated shale basin at the time of the write-off. From time to time, we have sales contracts with drilling companies that specify the purchase of a certain amount of tonnage at stated sales prices. During fiscal 2017, sales contracts with two of our customers expired or were terminated. These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated, and we entered into settlement agreements with such customers in connection with their failure to purchase the required amounts. Based on these settlement agreements, we received settlement payments of approximately $12.9 million in exchange for releasing our claims against such customers. We also recognized $2.0 million related to the forfeiture of a customer prepayment upon the expiration of the related contract. These payments and forfeiture were recorded in our income statement as a reduction of cost of sales.

During fiscal 2016, we recorded an impairment charge of $35.0 million of intangible assets (customer contracts) generated from the CRS Acquisition, $2.0 million of bad debt reserves, and a write-down of $11.5 million in raw sand inventory values associated primarily with downward revaluation of raw sand inventory. These charges were partially offset by a customer forfeiture of approximately $10.7 million of prepaid sand.

Excluding the impact of the non-cash charges, settlements, and write-offs outlined above, Operating Loss for the fiscal 2017 was approximately $19.7 million, compared with Operating Loss of approximately $30.7 million for fiscal 2016. The reduction in Operating Loss was primarily due to lower operating costs, which positively affected earnings by $21.0 million, partially offset by lower Average Net Sales Prices, which reduced earnings by approximately $10.0 million. The reduction in operating expenses was due primarily to approximately $8.5 million of lower amortization expense from customer contracts, and cost reduction measures related to lower demand, including the idling of the Corpus Christi plant and the Kenedy, Texas and Fowlerton, Texas trans-load facilities.

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

Impairment of Long-Lived Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly affected by estimates of revenue, costs, and expenses, and in the case of our mining assets, changes in the costs and availability of extraction of our mineral assets and other factors. If these assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During calendar 2015, the continued decline in prices adversely affected oil and gas drilling activity, leading to further reductions in demand and pricing for proppants. This reduction in overall proppant demand resulted in a decline in sales volume and average net sales prices for our Oil and Gas Proppants segment. In response to the decline in demand, we elected to temporarily idle our Utica, Illinois, and Corpus Christi, Texas facilities during the fourth quarter of fiscal 2016. Additionally, we idled the Fowlerton, Texas and Kenedy, Texas trans-load operations. In connection with the closure of these facilities and trans-load locations, we determined that our long-lived assets related to the Oil and Gas Proppants segment should be tested for impairment. In connection with this test, we determined that the entire network of plants and trans-load locations should be considered an individual operating unit for the purposes of testing for potential impairment. In performing this test, we compared the weighted average undiscounted cash flows to the carrying value of the asset group, noting that the undiscounted cash flows significantly exceeded the carrying value of the asset group; therefore, no impairment was noted. Frac sand demand and pricing remained relatively stable during calendar 2016, before demand increased in the first quarter of calendar 2017 and throughout fiscal 2018. Based on these factors, as well as results of the impairment test in fiscal 2016, as described above, we did not conclude impairment indicators were present during fiscal 2017 or 2018. We will continue to monitor market conditions and our performance in the market. We will also continue to review relevant factors and circumstances related to the overall market condition and our performance and, if necessary, perform an additional test for impairment at such time we believe it is necessary.

This reduction in demand and pricing for proppants also adversely affected performance under our customer contracts, resulting in the amendment of certain of these contracts. Based on the reduced demand and reduced pricing for proppants, we concluded that long-lived asset impairment indicators were present during the quarters ended September 30, 2015, and March 31, 2016 for our customer contract intangible assets. We performed recovery tests to determine if any of the customer contract intangible assets related to our Oil and Gas Proppants business unit were impaired at September 30, 2015 and March 31, 2016. Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our Oil and Gas Proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets at both September 30, 2015 and March 31, 2016. For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated an estimated fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (WACC). The WACC was determined from relevant market comparisons and adjusted for specific risks. This analysis resulted in an impairment loss of approximately $28.4 million and $6.6 million for the quarters ended September 30, 2015 and March 31, 2016, respectively, which is included in Cost of Goods Sold in the Consolidated Statement of Earnings for fiscal year 2016. After the impairment described above, there is only one customer contract intangible asset with remaining value, and this customer complied with the terms of the contract; therefore, there was no indication of impairment related to this contract at March 31, 2018 or 2017.

Goodwill

Goodwill is subject to an annual assessment for impairment by applying a fair value‒based test. We have elected to test for goodwill impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining which assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying value; a second step is performed, if necessary, to compute the amount of the impairment by determining an “implied fair value” of goodwill. The Financial Accounting Standards Board issued Accounting Standards Update 2017-04 (ASU 2017-04) in January 2017, which simplified the calculation of the impairment charge. Under ASU 2017-04, the amount of impairment would be the amount by which the carrying value exceeded the fair value as calculated in step 1. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly affected by estimates of future prices for our products, capital needs, economic trends and other factors.

The segment breakdown of Goodwill at March 31, 2018 and 2017 was as follows:

	For the Years Ended March 31,
	2018	2017
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Corporate and Other	6,841	—
	$205,211	$198,370

Impairment testing for goodwill is done at the reporting unit, which is consistent with the reportable segment. The fair values of the reporting units are estimated by using both the market and income approaches. The market approach considers market factors and certain multiples in comparison to similar companies, while the income approach uses discounted cash flows to determine the estimated fair value of the reporting units. We also perform an overall comparison of all reporting units to our market capitalization to test the reasonableness of our fair value calculations.

The results of the first step of the annual impairment tests performed in the fiscal fourth quarter of 2018 and 2017 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values.

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is a cyclical recovery in U.S. construction activity from the current low levels. Actual results may differ materially from those estimates. Changes in market conditions, market trends, interest rates or other factors outside of our control could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

Income Taxes

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

As part of our process for preparing financial statements, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior years that can be used to absorb net operating losses and credit carrybacks, and taxable income in future years. Our judgment regarding future taxable income may change due to market conditions, changes in U.S. tax laws, and other factors. These changes, if any, may require material adjustments to the deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

Business Combinations

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our cash flows:

	For the Fiscal Years Ended March 31,
	2018	2017
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$337,665	$331,598
Investing Activities:
Additions to Property, Plant and Equipment	(131,957)	(56,938)
Acquisitions	(36,761)	(400,488)
Net Cash Used in Investing Activities	(168,718)	(457,426)
Financing Activities:
Increase (Decrease) in Credit Facility	15,000	(157,000)
Repayment of Senior Notes	(81,214)	(8,000)
Issuance of Long-term Debt	—	350,000
Dividends Paid to Stockholders	(19,438)	(19,341)
Purchase and Retirement of Common Stock	(61,078)	(60,013)
Proceeds from Stock Option Exercises	24,264	22,108
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,974)	(4,468)
Payment of Debt Acquisition Costs	—	(6,637)
Excess Tax Benefits from Share Based Payment Arrangements	—	10,349
Net Cash Provided by (Used in) Financing Activities	(127,440)	126,998
Net Increase in Cash, Cash Equivalents and Restricted Cash	$41,507	$1,170

Cash Flows from Operating Activities increased $6.1 million to $337.7 million for fiscal 2018. The increase was largely attributable to increased net earnings (adjusted for non-cash activity), of approximately $33.9 million, partially offset by $16.1 million of decreased cash flows from operating assets and liabilities and $11.7 million of decreased distributions from our joint venture. Cash Flows from Operating Activities were negatively affected by an increase of $23.2 million in income taxes receivable and a $9.5 million reduction in accounts payable and accrued liabilities. This was partially offset by decreased accounts and notes receivable, inventories, and other assets of approximately $11.6 million, $1.5 million, and $3.4 million, respectively.

Working capital increased $108.3 million to $279.4 million at March 31, 2018, primarily due to increased restricted cash, accounts and notes receivable, income taxes receivable, and decreased current maturities of long-term debt, which increased working capital approximately $38.8 million, $5.4 million, $5.8 million and $81.2 million, respectively, partially offset by increased accounts payable and accrued liabilities of approximately $31.8 million. The increase in both restricted cash and accounts payable and accrued liabilities was due primarily to the accrual of the legal settlement of approximately $45.1 million, and the deposit of approximately $38.8 million of the settlement account into a qualified settlement fund. The decrease in current maturities of long-term debt was due to payments made for two tranches of our Private Placement Senior Unsecured Notes in the third quarter of fiscal 2018.

The increase in accounts and notes receivable at March 31, 2018 was primarily due to increased revenue during the fourth quarter of fiscal 2018. The increase in accounts receivable was consistent with the increase in revenue during the periods then ended. As a percentage of quarterly sales generated in the fiscal fourth quarter, accounts receivable was 50% at March 31, 2018, and 49% at March 31, 2017. Management measures the change in accounts receivable by monitoring the day’s sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the accounts receivable. No significant deterioration in the collectability of our accounts receivable was identified at March 31, 2018. Notes receivable are monitored on an individual basis, and no significant deterioration in the collectability of notes receivable was identified at March 31, 2018.

Our inventory balance increased approximately $5.4 million, or 2%, at March 31, 2018. Within our inventory, repair parts increased approximately $6.2 million, and fuel and coal increased approximately $1.2 million. These increases were partially offset by a decline in raw materials and materials in progress of approximately $1.1 million and frac sand inventories of approximately $1.2 million. The increase in our repair parts inventory at March 31, 2018 was primarily due to scheduled maintenance outages at our cement plants in April. The largest individual balance in our inventory is our repair parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net Cash Used in Investing Activities during fiscal 2018 was approximately $168.7 million, compared with $457.4 million during fiscal 2017, a decrease of approximately $288.7 million. A substantial majority of the decrease was related to the Fairborn Acquisition in fiscal 2017, which increased net cash used in investing activities by $400.5 million, compared with the Wildcat Acquisition in fiscal 2018, which increased net cash used in investing activities by $36.8 million. Excluding both the Fairborn and Wildcat Acquisitions, capital expenditures increased by approximately $75.1 million in fiscal 2018. This increase in investing activities was primarily due to capital expenditures in our Oil and Gas Proppants, Gypsum Wallboard, and Cement segments, which increased Cash Flows Used in Investing Activities by approximately $55.4 million, $8.0 million, and $12.0 million, respectively. The increase in capital expenditures in the Oil and Gas Proppants segment was related to the build-out of our Utica, Illinois facility, which will include the addition of a dry plant and distribution system. The total cost of the build-out is estimated at approximately $70.0 million and is expected to be completed in the summer of 2018. The increase in capital expenditures in our Gypsum Wallboard segment is primarily due to the recommissioning of our Bernalillo, New Mexico wallboard manufacturing facility, which began production in September 2017.

Net Cash Used in Financing Activities was $127.4 million during fiscal 2018, compared with Net Cash Provided by Financing Activities of approximately $127.0 million during fiscal 2017. The $254.4 million increase in Net Cash Used in Financing Activities was primarily due to approximately $66.2 million of debt payments in fiscal 2018, compared with approximately $178.4 million of net borrowings during fiscal 2017. The net borrowings in fiscal 2017 primarily related to the issuance of our Senior Unsecured Notes in August 2016, partially offset by borrowings to finance the Fairborn Acquisition in February 2017.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 30.5% and 30.1%, respectively, at March 31, 2018, compared with 36.3% and 36.1%, respectively, at March 31, 2017.

Debt Financing Activities

Bank Credit Facility

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by rating agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (LIBOR) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $240.0 million of borrowings outstanding at March 31, 2018. Based on our Leverage Ratio, we had $252.5 million of available borrowings, net of the outstanding letters of credit, at March 31, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2018, we had $7.5 million of letters of credit outstanding.

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semi-annually on February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Credit Facility and the Private Placement Senior Unsecured Notes. Prior to August 1, 2019, we may redeem with the proceeds of certain equity offerings up to 40% of the original aggregate principal amount of the Senior Unsecured Notes at a redemption price of 104.5% of the principal amount of the notes. On or after August 1, 2019, and prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a make-whole premium. Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

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

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers and an indicator of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Baa3	BBB
Outlook	Stable	Stable
Guaranteed Senior Notes	Baa3	BBB
Date of Latest Report	June 2017	October 2017

Private Placement Senior Unsecured Notes

We entered into a Note Purchase Agreement (the 2007 Note Purchase Agreement) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Unsecured Notes (the Series 2007A Senior Unsecured Notes) in a private placement transaction on October 2, 2007. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At March 31, 2018, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for the Series 2007A Senior Unsecured Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction related deductions, and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenue of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its Subsidiaries during such period. We were in compliance with all financial ratios and tests at March 31, 2018.

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

Other Information

We lease one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we hold all outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. At the expiration of the lease in fiscal 2021, we have the option to purchase the cement plant for a nominal amount.

Other than the Credit Facility, we have no other source of committed external financing in place. In the event the Credit Facility should be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business. Our Credit Facility is not rated by the rating agencies.

We do not have any off-balance sheet debt, except for approximately $40.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At March 31, 2018, we had $7.5 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $26.1 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures, and dividend and debt service requirements for at least the next twelve months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Credit Facility, the level of competition, and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Series 2007A Senior Unsecured Notes, 4.500% Senior Unsecured Notes and borrowings under the Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Cash Used for Share Repurchases and Stock Repurchase Program

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During fiscal 2018, 2017, and 2016 we repurchased 627,772; 788,000; and 1,894,000 shares, respectively, at average prices of $97.30, $76.08, and $65.24, respectively. Subsequent to March 31, 2018, we repurchased an additional 319,300 shares through May 21, 2018, at an average price per share of $101.26.  Including the share repurchases made subsequent to March 31, 2018, we have authorization to repurchase an additional 3,870,128 shares.

Share repurchases may be made from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchases of shares will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs, or directions established from time to time by the Company’s management, including plans to comply with the safe harbor provided by Rule 10b5-1.

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2018 and 2017:

		For the Fiscal Years Ended March 31,
	Wildcat Acquisition	2018	2017
		(dollars in thousands)
Land and Quarries	$2,750	$5,669	$3,274
Plants	6,456	115,294	29,391
Buildings, Machinery and Equipment	18,986	10,994	24,273
Total Capital Expenditures	$28,192	$131,957	$56,938

We anticipate maintenance capital expenditures will be approximately $30.0 million to $35.0 million for fiscal 2019. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility. We have begun the build-out of our Utica, Illinois facility. This build-out will include the addition of a dry plant and distribution system and is expected to cost approximately $70.0 million. We have spent approximately $45.0 million on this project as of March 31, 2018 and expect to complete the project in the summer of 2018.  We expect capital expenditures in fiscal 2019 to be approximately $110.0 million to $125.0 million, including maintenance capital expenditures, the completion of the dry plant at Utica, Illinois, and investments to enhance our distribution capabilities and continue to improve our operations.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases and purchase obligations. Future payments due, aggregated by type of contractual obligation are set forth as follows:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Credit Facility (1)	$240,000	$—	$—	$240,000	$—
Senior Unsecured Notes	350,000	—	—	—	350,000
Private Placement Senior Unsecured Notes	36,500	—	36,500	—	—
Interest on Credit Facility (2)	13,646	5,712	7,263	671	—
Interest on Senior Unsecured Notes	130,750	15,750	31,500	31,500	52,000
Interest on Private Placement Senior Unsecured Notes	3,548	2,365	1,183	—	—
Operating Leases	36,362	11,386	13,042	6,338	5,596
Purchase Obligations (3)	115,392	60,659	26,270	9,942	18,521
Total	$926,198	$95,872	$115,758	$288,451	$426,117

(1)	The Credit Facility expires in August 2021.
(2)

At March 31, 2018, we had $240.0 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at .35% per annum through the expiration of the facility in August 2021. We estimated the future cash flows for interest by assuming a level repayment of the Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas, slag and synthetic gypsum, to pay royalty amounts and to fund capital expenditure commitments.

The Company is currently expanding its Utica, Illinois facility. We expect to spend approximately $25.0 million during fiscal 2019 to complete this project. This amount has been included in the Purchase Obligations line item in the Contractual Obligations schedule above. Based on our current actuarial estimates, we anticipate making contributions to our defined benefit plans of approximately $2.5 million to $3.0 million for fiscal year 2019.

Dividends

Dividends paid in fiscal years 2018 and 2017 were $19.4 million and $19.3 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Inflation and Changing Prices

The Consumer Price Index rose approximately 2.1% in calendar 2017, 2.1% in 2016, and 0.7% in 2015. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three-year period. During calendar 2017, the Consumer Price Index for energy increased approximately 6.9%, while the Consumer Price Index for transportation increased approximately 3.7%. The increase in energy prices adversely affected our manufacturing businesses but had a positive impact on our Oil and Gas Proppants segment as demand for oil grew over the latter part of fiscal 2017 and throughout fiscal 2018, increasing the demand for frac sand. Freight costs are expected to increase 10% to 12% in fiscal 2019 due to high freight utilization rates in early 2018. This will primarily affect our Wallboard segment for outbound products and will increase the cost of inbound raw materials in all segments. While additional inflationary increases could have an adverse impact on nearly all of our businesses, increased oil prices should favor our Oil and Gas Proppants business. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry, the number, size, and strength of competitors, and the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 44-45.

Recent Accounting Pronouncements

Refer to Footnote (A) of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain information included in this report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q, and 8-K; press releases and presentations, on our web site and in other material released to the public. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. See Item 1A – Risk Factors for a more detailed discussion of specific risks and uncertainties.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at March 31, 2018 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $240.0 million of borrowings at March 31, 2018 would increase our interest expense by $2.4 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands, except share and per share data)
Revenue	$1,386,520	$1,211,220	$1,143,492
Cost of Goods Sold	1,047,764	899,175	911,875
Gross Profit	338,756	312,045	231,617
Equity in Earnings of Unconsolidated Joint Venture	43,419	42,386	39,083
Corporate General and Administrative Expense	(41,205)	(33,940)	(37,193)
Legal Settlements	(45,098)	—	—
Other Non-Operating Income	3,728	2,139	2,328
Acquisition-Related Expense	—	(5,480)	—
Interest Expense, Net	(27,638)	(22,631)	(16,583)
Earnings before Income Taxes	271,962	294,519	219,252
Income Taxes	(15,330)	(96,300)	(66,660)
Net Earnings	256,632	198,219	152,592
EARNINGS PER SHARE
Basic	$5.33	$4.14	$3.08
Diluted	$5.28	$4.10	$3.05
AVERAGE SHARES OUTSTANDING
Basic	48,141,226	47,931,518	49,471,157
Diluted	48,645,986	48,361,286	50,070,829
CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Net Earnings	$256,632	$198,219	$152,592
Net Actuarial Change in Defined Benefit Plans:
Unrealized gain (loss) during the period, net of tax (expense) benefit of ($1,995), ($1,544) and $488	3,407	2,765	(613)
Amortization of net actuarial loss, net of tax benefit of $301, $760 and $242	955	1,248	1,271
Reclassification of Income Tax Effects to Retained Earnings	(978)	—	—
Comprehensive Earnings	$260,016	$202,232	$153,250

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,
	2018	2017
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$9,315	$6,561
Restricted Cash	38,753	—
Accounts and Notes Receivable, net	141,685	136,313
Inventories	258,159	252,846
Income Tax Receivable	5,750	—
Prepaid and Other Assets	5,073	4,904
Total Current Assets	458,735	400,624
Property, Plant, and Equipment -	2,586,528	2,439,438
Less: Accumulated Depreciation	(991,229)	(892,601)
Property, Plant, and Equipment, net	1,595,299	1,546,837
Notes Receivable	115	815
Investment in Joint Venture	60,558	48,620
Goodwill and Intangible Assets, net	239,342	235,505
Other Assets	13,954	14,723
	$2,368,003	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$73,459	$92,193
Accrued Liabilities	105,870	55,379
Income Tax Payable	—	733
Current Portion of Long-term Debt	—	81,214
Total Current Liabilities	179,329	229,519
Long-term Debt	620,922	605,253
Other Long-term Liabilities	31,096	42,878
Deferred Income Taxes	118,966	166,024
Total Liabilities	950,313	1,043,674
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 48,282,784 and 48,453,268 Shares, respectively.	483	485
Capital in Excess of Par Value	122,379	149,014
Accumulated Other Comprehensive Losses	(4,012)	(7,396)
Retained Earnings	1,298,840	1,061,347
Total Stockholders’ Equity	1,417,690	1,203,450
	$2,368,003	$2,247,124

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$256,632	$198,219	$152,592
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	114,015	91,791	97,105
Inventory Adjustment to Net Realizable Value	—	8,492	9,382
Impairment of Intangible Assets	—	—	34,999
Reduction of Prepaid Sand Liability	—	(2,000)	(10,658)
Deferred Income Tax Provision	(49,354)	2,203	(2,323)
Stock Compensation Expense	14,079	12,069	17,346
Excess Tax Benefits from Share-Based Payment Arrangements	—	(10,349)	(4,102)
Equity in Earnings of Unconsolidated Joint Venture	(43,419)	(42,386)	(39,083)
Distributions from Joint Venture	31,500	43,250	37,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(2,560)	(14,235)	(4,553)
Inventories	(5,114)	(6,636)	(15,122)
Accounts Payable and Accrued Liabilities	24,173	33,687	(7,061)
Other Assets	4,196	788	4,468
Income Taxes Payable (Receivable)	(6,483)	16,705	(4,473)
Net Cash Provided by Operating Activities	337,665	331,598	265,767
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(131,957)	(56,938)	(89,563)
Acquisition Spending	(36,761)	(400,488)	(32,427)
Net Cash Used in Investing Activities	(168,718)	(457,426)	(121,990)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	15,000	(157,000)	52,000
Repayment of Senior Notes	(81,214)	(8,000)	(57,045)
Issuance of Long-term Debt	—	350,000	—
Dividends Paid to Stockholders	(19,438)	(19,341)	(20,020)
Purchase and Retirement of Common Stock	(61,078)	(60,013)	(123,530)
Proceeds from Stock Option Exercises	24,264	22,108	2,866
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,974)	(4,468)	(4,273)
Payment of Debt Issuance Costs	—	(6,637)	—
Excess Tax Benefits from Share-Based Payment Arrangements	—	10,349	4,102
Net Cash Provided by (Used in) Financing Activities	(127,440)	126,998	(145,900)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	41,507	1,170	(2,123)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,561	5,391	7,514
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$48,068	$6,561	$5,391

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2015	$502	$272,441	$749,717	$(12,067)	$1,010,593
Net Earnings	—	—	152,592	—	152,592
Stock Option Exercises and Restricted Share Vesting	2	2,864	—	—	2,866
Tax Benefit-Stock Option Exercise	—	4,102	—	—	4,102
Purchase and Retirement of Common Stock	(19)	(123,511)	—	—	(123,530)
Dividends to Stockholders	—	—	(19,823)	—	(19,823)
Stock Compensation Expense	—	17,346	—	—	17,346
Shares Redeemed to Settle Employee Taxes	—	(4,273)	—	—	(4,273)
Unfunded Pension Liability, net of tax	—	—	—	658	658
Balance at March 31, 2016	$485	$168,969	$882,486	$(11,409)	$1,040,531
Net Earnings	—	—	198,219	—	198,219
Stock Option Exercises and Restricted Share Vesting	8	22,100	—	—	22,108
Tax Benefit-Stock Option Exercise	—	10,349	—	—	10,349
Purchase and Retirement of Common Stock	(9)	(60,004)	—	—	(60,013)
Dividends to Stockholders	—	—	(19,358)	—	(19,358)
Stock Compensation Expense	1	12,068	—	—	12,069
Shares Redeemed to Settle Employee Taxes	—	(4,468)	—	—	(4,468)
Unfunded Pension Liability, net of tax	—	—	—	4,013	4,013
Balance at March 31, 2017	$485	$149,014	$1,061,347	$(7,396)	$1,203,450
Net Earnings	—	—	256,632	—	256,632
Stock Option Exercises and Restricted Share Vesting	3	24,261	—	—	24,264
Purchase and Retirement of Common Stock	(5)	(61,073)	—	—	(61,078)
Dividends to Stockholders	—	—	(19,404)	—	(19,404)
Stock Compensation Expense	—	14,079	—	—	14,079
Cumulative Impact of the Adoption of ASU 2016-09	—	713	(713)	—	—
Reclassification of Income Tax Effects to Retained Earnings	—	—	978	(978)	—
Shares Redeemed to Settle Employee Taxes	—	(4,974)	—	—	(4,974)
Other	—	359	—	—	359
Unfunded Pension Liability, net of tax	—	—	—	4,362	4,362
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690

See notes to consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(A) Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the Company), which may be referred to as we, our, or us. All intercompany balances and transactions have been eliminated. The Company is a holding company whose assets consist of its investments in its subsidiaries, joint venture, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company L.P., which is located in Buda, Texas (the Joint Venture). Our investment in the Joint Venture is accounted for using the equity method of accounting, and those results have been included for the same period as our March 31 fiscal year end.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.

Restricted Cash

Restricted cash includes amounts deposited in a qualified settlement fund. These amounts were deposited in relation to our settlement of a class action lawsuit. Upon final approval of the District Court, these funds will be transferred to the plaintiff’s attorneys. See Footnote (I) Commitments and Contingencies for more information regarding the lawsuit and settlement.

Accounts and Notes Receivable

Accounts and notes receivable have been shown net of the allowance for doubtful accounts of
$8.6 million and $10.7 million at March 31, 2018 and 2017, respectively. During fiscal 2018, we charged approximately $0.8 million to bad debt expense and wrote-off approximately $2.9 million of uncollectible accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had notes receivable totaling approximately $2.3 million at March 31, 2018, of which approximately $2.2 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 3.5%, which was approximately 5.1% on March 31, 2018. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2019 and 2021. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history, and credit metrics and interaction with the borrowers.

Inventories

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

	March 31,
	2018	2017
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$121,628	$122,736
Finished Cement	24,089	24,428
Aggregates	7,787	7,686
Gypsum Wallboard	8,477	7,951
Paperboard	8,602	8,635
Frac Sand	1,696	2,907
Repair Parts and Supplies	79,878	73,732
Fuel and Coal	6,002	4,771
	$258,159	$252,846

During fiscal 2017, we wrote down approximately $7.7 million of raw materials and $0.8 million of materials-in-process and frac sand. These inventories are tied to our Oil and Gas Proppants sector.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $109.6 million, $86.0 million, and $84.2 million for the years ended March 31, 2018, 2017, and 2016, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. At March 31, 2018 and 2017, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Impairment or Disposal of Long-Lived and Intangible Assets

We evaluate the recoverability of our long-lived assets and certain identifiable intangibles, such as permits and customer contracts, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets, such as plants, buildings, and machinery and equipment, including mining assets, is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly affected by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, we determine the dollar amount of the impairment to be recognized by subtracting the estimated fair value of the assets from their carrying value. The amount by which the carrying value of the assets exceeds their estimated fair value is the impairment amount we recognize. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

During calendar 2015, the continued decline in oil prices adversely affected oil and gas drilling activity, leading to further reductions in demand and pricing for proppants. This reduction in demand adversely affected performance under our customer contracts for our frac sand business, resulting in the amendment of certain of these contracts. Based on the reduced demand for proppants and the executed and pending amendments to our customer contracts, we concluded that long‒lived asset impairment indicators were present during the quarters ended September 30, 2015 and March 31, 2016 for our customer contract intangible assets. We performed recovery tests to determine if any of the customer contract intangible assets related to our Oil and Gas Proppants business unit were impaired at September 30, 2015, and March 31, 2016. Based on our analysis of the undiscounted cash flows for each of our customer contract intangibles related to our Oil and Gas Proppants business, we concluded that the carrying value of certain customer contract intangible assets exceeded the undiscounted cash flows for the related assets at both September 30, 2015 and March 31, 2016. For those contracts whose carrying value exceeded the undiscounted cash flows, we calculated an estimated fair value of each contract using the weighted-average probable cash flows related to each contract (level 3 inputs), discounted using a weighted-average cost of capital (WACC). The WACC was determined from relevant market comparisons and adjusted for specific risks. This analysis resulted in impairment losses of approximately $28.4 million and $6.6 million for the quarters ended September 30, 2015, and March 31, 2016, respectively, which is included in Cost of Goods Sold in the Consolidated Statement of Earnings for fiscal year 2016. There was no impairment of long-lived and intangible assets during fiscal 2018 and 2017.

Goodwill and Intangible Assets

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value–based test. We have elected to test for goodwill impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process that requires us to make judgments in determining which assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying value. The second step is performed, if necessary, to compute the amount of the impairment by determining an implied fair value of goodwill. Similar to the review for impairment of other long-lived assets, evaluations for impairment are significantly affected by estimates of future prices for our products, capital needs, economic trends, and other factors.

Intangible Assets

Intangible Assets, including the impact of the impairment charges discussed above, at March 31, 2018 and 2017, consist of the following:

	March 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$(58,732)	$13,528
Sales Contracts	4 years	2,500	(2,500)	—
Permits	40 years	28,640	(8,037)	20,603
Goodwill		205,211	—	205,211
Total Goodwill and Intangible Assets		$308,611	$(69,269)	$239,342

	March 31, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$(56,303)	$15,957
Sales Contracts	4 years	2,500	(2,500)	$—
Permits	40 years	28,440	(7,262)	$21,178
Goodwill		198,370	—	$198,370
Total Goodwill and Intangible Assets		$301,570	$(66,065)	$235,505

At March 31, 2018, approximately $1.6 million of customer contracts and relationships were related to our Oil and Gas Proppants sector.

During fiscal 2017, we wrote off a customer contract in our Oil and Gas Proppants segment valued at $1.3 million due to the termination of the contract. At March 31, 2016, we had a $2.0 million liability related to prepayment for sand under one of our contracts. This contract expired on June 30, 2016, at which time the customer prepayment was forfeited under the terms of the contract. The $2.0 million was recorded as a reduction of Cost of Goods Sold in our fiscal 2017 Consolidated Statement of Earnings.

During fiscal 2017, sales contracts with two of our customers in our Oil and Gas Proppants segment expired or were terminated. These customers had not purchased their contractually required amounts at the time the contracts expired or were terminated, and we entered into settlement agreements with those customers in connection with their failure to purchase the contractually required amounts. Based on these agreements, we received settlement payments of approximately $12.9 million in exchange for releasing our claims against such customers. The settlement payments were recorded as a reduction of Cost of Goods Sold in our fiscal 2017 Consolidated Statement of Earnings.

Amortization expense of intangibles was $4.4 million, $4.8 million, and $12.9 million for the years ended March 31, 2018, 2017, and 2016, respectively. Amortization expense is expected to be approximately $3.2 million for fiscal year 2019, $2.2 million for fiscal year 2020, and $1.7 million for fiscal years 2021, 2022, and 2023.

Other Assets

Other Assets are primarily composed of financing costs related to our revolving credit facility, deferred expenses, and deposits.

Income Taxes

Income Taxes are accounted for using the asset and liability method. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred taxes are recognized for the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates for future years. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

Stock Repurchases

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During fiscal 2018, 2017, and 2016, we repurchased 627,772; 788,800; and 1,894,000 shares, respectively, at average prices of $97.30, $76.08, and $65.24, respectively. Subsequent to March 31, 2018, we repurchased an additional 319,300 shares through May 21, 2018, at an average price per share of $101.39. Including the share repurchases made subsequent to March 31, 2018, we have authorization to repurchase an additional 3,870,128 shares.

Revenue Recognition

Revenue from the sale of cement, concrete and aggregates, gypsum wallboard, recycled paperboard, and oil and gas proppants is recognized when title and ownership are transferred upon shipment to the customer. Freight and delivery charges paid by us for the delivery of goods to our customers is billed to the customer. Fees for shipping and handling that are billed to the customer are recorded as revenue, while costs incurred for shipping and handling are recorded as expenses and included in cost of goods sold. Revenue from transload services and storage is recognized when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck.

Approximately $158.3 million, $138.0 million, and $139.5 million of freight for the years ended March 31, 2018, 2017 and 2016, respectively, were included in both revenue and cost of goods sold in our Consolidated Statement of Earnings.

Other non-operating revenue (loss) includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income, and trucking income, as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

Comprehensive Income/Losses

As of March 31, 2018, we have an accumulated other comprehensive loss of $4.0 million, which is net of income taxes of $1.3 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Interest payments made during the years ended March 31, 2018, 2017, and 2016 were $28.9 million, $19.0 million, and $16.9 million, respectively.

We made net payments of $69.4 million, $76.1 million, and $63.9 million for federal and state income taxes in the years ended March 31, 2018, 2017, and 2016, respectively.

Statements of Consolidated Earnings – Supplemental Disclosures

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $107.3 million, $101.5 million, and $95.1 million in the years ended March 31, 2018, 2017, and 2016, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate General and Administrative (Corporate G&A) expenses include administration, financial, legal, employee benefits, and other corporate activities, and are shown separately in the Consolidated Statements of Earnings. Corporate G&A also includes stock compensation expense. See Note (J), Stock Option Plans, for more information.

Total Selling, General, and Administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Operating Units Selling, G&A	$62,529	$57,004	$56,110
Corporate G&A	41,205	33,940	37,193
	$103,734	$90,944	$93,303

Earnings Per Share

	For the Years Ended March 31,
	2018	2017	2016
Weighted-Average Shares of Common Stock Outstanding	48,141,226	47,931,518	49,471,157
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	1,013,764	1,000,556	1,146,807
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(727,904)	(726,223)	(768,886)
Restricted Stock Units	218,900	155,435	221,751
Weighted-Average Common Stock and Dilutive Securities Outstanding	48,645,986	48,361,286	50,070,829

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

There were 98,362; 513,262; and 688,420 stock options at an average exercise price of $98.75 per share, $80.59 per share, and $80.51 per share, respectively, that were excluded from the computation of diluted earnings per share for the years ended March 31, 2018, 2017, and 2016, respectively, because such inclusion would have been anti-dilutive.

Share-Based Compensation

All share-based compensation is valued at the grant date and expensed over the requisite service period, which is generally identical to the vesting period of the award. Forfeitures of share-based awards are recognized in the period in which they occur.

Fair Value Measures

Certain assets and liabilities are required to be recorded or disclosed at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations, or cash flows. There are three levels of inputs that may be used to measure fair value:

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In March 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on April 1, 2017. The new standard provides for changes to accounting for stock compensation, including 1) Excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax benefit or expense in the reporting period during which they occur; 2) Excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) The option to elect estimating forfeitures or accounting for them when they occur; and 4) An increase in the tax withholding requirements threshold to qualify for equity classification. The primary impact of adoption was the recognition of excess tax benefits for our stock awards in the provision for income taxes rather than additional paid-in capital. As provided by the new standard, the Company changed its method of accounting for forfeitures, and will now recognize forfeitures as they occur. This resulted in a reduction of approximately $0.7 million to retained earnings. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $4.1 million for fiscal 2018. The presentation of excess tax benefits on stock-based compensation was adopted prospectively within the Consolidated Statements of Cash Flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the unaudited Condensed Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows,” which provides additional guidance on the presentation of restricted cash in the statement of cash flows. Under ASU 2016-18, restricted cash should be included with cash and cash equivalents on the statement of cash flows, instead of being classified as a component of operating or investing cash flows. The Company early adopted this standard on January 1, 2018. There is no impact to previous fiscal years related to the adoption of this standard.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows the reclassification from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The ASU also requires companies to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The Company prospectively adopted this standard on March 31, 2018. As a result of the adoption, we reclassified approximately $1.0 million of income tax effect related to the Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings on March 31, 2018.

PENDING ADOPTION

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We performed an evaluation of all segments and do not expect the adoption of this standard to materially affect our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which revises the accounting for periodic pension and postretirement expense. This ASU requires net periodic benefit cost, with the exception of service cost, to be presented retrospectively as nonoperating expense. Service cost will remain a component of cost of goods sold and represent the only cost of pension and postretirement expense eligible for capitalization. We will adopt the standard on April 1, 2018 using the retrospective method for presentation of service cost and other components in the income statement. We will prospectively adopt the requirement to limit the capitalization of benefit cost to the service cost component. The impact of adopting this standard will be a reduction to cost of goods sold and an increase in other expense. Had we adopted this standard on April 1, 2017, our gross profit for fiscal 2018 would have increased by approximately $0.8 million, and other income would have decreased by $0.8 million.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which eliminates the second step of the goodwill impairment test. Under the new standard, an entity should recognize an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value. This standard is effective for us in the first quarter of fiscal 2021. We will early adopt this standard effective April 1, 2018, and it will be effective for annual goodwill impairment tests in the fourth quarter of fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of fiscal 2020, and we will adopt using the modified retrospective approach. We are currently assessing the impact of the ASU on our consolidated financial statements and disclosures, as well as our internal lease accounting processes.

In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits the election not to evaluate land easements under the new lease guidance that existed or expired before the adoption of the ASU 2016-02 and that were not previously accounted for as leases. We will adopt ASU 2018-01 concurrently with the adoption of ASU 2016-02.

Acquisition-Related Expense

Acquisition-related expense consists primarily of expenses incurred during the Fairborn Acquisition, as discussed in Footnote (B) to the Consolidated Financial Statements.

(B) ACQUISITIONS

Fairborn Acquisition

On February 10, 2017, we completed the previously announced acquisition (the Fairborn Acquisition) of certain assets of Cemex Construction Materials Atlantic, LLC (the Seller). The assets acquired by the Company in the Fairborn Acquisition include a cement plant located in Fairborn, Ohio, a cement distribution terminal located in Columbus, Ohio, and certain other related assets.

Purchase Price

The purchase price (the Fairborn Purchase Price) of the Fairborn Acquisition was approximately $400.5 million. We funded the payment of the Fairborn Purchase Price at closing and expenses incurred in connection with the Fairborn Acquisition through a combination of cash on hand and borrowings under our bank credit facility.

Recording of assets acquired and liabilities assumed

The transaction has been accounted for using the acquisition method of accounting. This requires, among other things, that assets acquired and liabilities assumed are recognized at their fair values as of the acquisition date. The Company engaged a third party to perform appraisal valuation to support the Company’s preliminary estimate of the fair value of certain assets acquired in the Fairborn Acquisition.

During the quarter ended December 31, 2017, we completed our mine plan enabling us to finalize the asset retirement obligation at the date of purchase.  Based on the updated mine plan, the asset retirement obligation and corresponding asset was revised to approximately $2.8 million from $4.0 million.

The preparation of the valuation of the assets acquired and liabilities assumed in the Fairborn Acquisition requires the use of significant assumptions and estimates. Critical estimates include, but are not limited to, replacement value and condition of property and equipment, future expected cash flows, including projected revenue and expenses, and applicable discount rates for intangible and other assets. These estimates are based on assumptions that we believe to be reasonable. However, actual results may differ from these estimates.

The following table summarizes the allocation of the Fairborn Purchase Price to assets acquired and liabilities assumed as of the acquisition date:

Purchase Price Allocation at Acquisition Date

As of February 10, 2017
(dollars in thousands)
Inventories	$11,106
Property and Equipment	314,897
Intangible Assets	10,000
Other Assets	2,820
Asset Retirement Obligation	(2,820)
Total Net Assets	336,003
Goodwill	64,485
Total Estimated Purchase Price	$400,488

Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed. The goodwill was generated by the availability of co-product sales and the opportunity associated with the expansion of our cement business to the eastern region of the United States. All the goodwill generated by the transaction will be deductible for income tax purposes.

Intangible Assets

The following table is a summary of the fair value estimates of the identifiable intangible assets (dollars in thousands) and their weighted-average useful lives:

	Weighted Average Life	Estimated Fair Value
Customer Relationships	15	9,000
Permits	40	1,000
Total Intangible Assets		$10,000

Actual and pro forma impact of the Fairborn Acquisition

The following table presents the net sales and operating loss related to the Fairborn Acquisition that has been included in our Consolidated Statement of Earnings from February 10, 2017 through the end of the fiscal year:

For the Fiscal Year Ended March 31,
2017
(dollars in thousands)
Revenue	$7,022
Operating Income (Loss)	$(2,394)

Operating Income shown above for fiscal 2018 has been affected by approximately $14.6 million and $0.5 million related to depreciation and amortization, and the recording of acquired inventory at fair value, respectively. Operating Loss shown above for fiscal 2017 was affected by approximately $1.9 million and $1.5 million related to depreciation and amortization, and the recording of acquired inventory at fair value, respectively.

The unaudited pro forma results presented below include the effects of the Fairborn Acquisition as if it had been consummated as of April 1, 2015. The pro forma results include the amortization associated with an estimate for acquired intangible assets, interest expense associated with debt used to fund the Fairborn Acquisition, and depreciation from the fair value adjustments for property and equipment. To better reflect the combined operating results, approximately $5.5 million of material nonrecurring charges have been excluded from pro forma net income for fiscal 2016.

	For the Fiscal Year Ended March 31,
	2017	2016
	(dollars in thousands)
Revenue	$1,280,511	$1,218,254
Net Income	$205,343	$156,465
Earnings per share – basis	$4.28	$3.16
Earnings per share - diluted	$4.25	$3.12

The pro forma results do not include any anticipated synergies or other expected benefits of the Fairborn Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Fairborn Acquisition been consummated as of April 1, 2015.

Wildcat Acquisition

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the Wildcat Acquisition). Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States. The purchase price (the Purchase Price) of the Wildcat Acquisition was approximately $36.8 million, subject to adjustments for working capital and other customary post-closing adjustments. The Purchase Price was allocated as follows: approximately $3.1 million to current assets, $28.3 million to property and equipment, $1.4 million to intangible and other assets, $2.8 million to current liabilities and $6.8 million to goodwill. The Purchase Price and expenses incurred in connection with the Wildcat Acquisition were funded through operating cash flow and borrowings under our bank credit facility. Assets related to the Wildcat Acquisition will be included in the Corporate and Other segment in our segment reporting.

(C) Property, Plant and Equipment

Cost by major category and accumulated depreciation are summarized as follows:

	March 31,
	2018	2017
	(dollars in thousands)
Land and Quarries	$423,543	$402,698
Plants	1,871,213	1,820,908
Buildings, Machinery and Equipment	187,484	175,526
Construction in Progress	104,288	40,306
	2,586,528	2,439,438
Accumulated Depreciation	(991,229)	(892,601)
	$1,595,299	$1,546,837

(D) Accrued Expenses

Accrued expenses consist of the following:

	As of March 31,
	2018	2017
	(dollars in thousands)
Payroll and Incentive Compensation	$25,290	$22,850
Benefits	13,785	11,503
Interest	3,852	5,992
Property Taxes	5,422	4,759
Power and Fuel	1,545	1,536
Litigation Settlements	45,098	—
Legal	1,435	2,459
Sales and Use Tax	890	944
Acquisition Related Expenses	—	350
Other	8,553	4,986
	$105,870	$55,379

(E) Indebtedness

Long-term debt consists of the following:

	As of March 31,
	2018	2017
	(dollars in thousands)
Bank Credit Facility	$240,000	$225,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	117,714
Total Debt	626,500	692,714
Less: Current Portion of Long-term Debt	—	(81,214)
Less: Debt Origination Costs	(5,578)	(6,247)
Long-term Debt	$620,922	$605,253

The weighted-average interest rate of our Private Placement Senior Unsecured Notes was 6.0%, 6.0%, and 5.9% during fiscal 2018, 2017, and 2016, respectively, while the average interest rate at March 31, 2018 and 2017 was 6.5% and 6.0%, respectively.

The weighted-average interest rate of borrowings under our Credit Facility during fiscal 2018, 2017, and 2016 was 2.6%, 1.9%, and 1.6%, respectively. The interest rate on the Credit Facility was 3.2% and 2.4% at March 31, 2018 and 2017, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2019	$—
2020	36,500
2021	—
2022	240,000
2023	—
Thereafter	350,000
Total	$626,500

Credit Facility

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans or guaranties, and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $240.0 million of borrowings outstanding at March 31, 2018. Based on our Leverage Ratio, we had $252.5 million of available borrowings, net of the outstanding letters of credit, at March 31, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2018, we had $7.5 million of letters of credit outstanding.

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semi-annually on February 1 and August 1 of each year until all outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Credit Facility and the Private Placement Senior Unsecured Notes. Prior to August 1, 2019, we may redeem with the proceeds of certain equity offerings up to 40% of the original aggregate principal amount of the Senior Unsecured Notes at a redemption price of 104.5% of the principal amount of the notes. On or after August 1, 2019, and prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a make-whole premium. Beginning August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

Percentage
2021	102.25%
2022	101.50%
2023	100.75%
2024 and thereafter	100.00%

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit existence of certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully, unconditionally, jointly, and severally guaranteed by each of our subsidiaries that are guarantors under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Unsecured Notes.

Private Placement Senior Unsecured Notes

On October 2, 2007, in a private placement transaction, we entered into a Note Purchase Agreement (the 2007 Note Purchase Agreement) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Unsecured Notes (the Series 2007A Senior Unsecured Notes). The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches.

At March 31, 2018, the amounts outstanding for each of the remaining tranches are as follows:

	Principal	Maturity Date	Interest Rate
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for the Series 2007A Senior Unsecured Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2007 Note Purchase Agreement are equal in right of payment with all other senior unsecured debt of the Company, including our debt under the Credit Facility and Senior Unsecured Notes. The 2007 Note Purchase Agreement contains customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as Consolidated EBITDA, defined above, to consolidated interest expense]) of at least 2.50 to 1.0. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) Consolidated Total Revenue of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its Subsidiaries during such period. We were in compliance with all financial ratios and tests at March 31, 2018, and throughout the fiscal year.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and make-whole amounts (as defined in the 2007 Note Purchase Agreement) on the Series 2007A Senior Unsecured Notes and the other payment and performance obligations of the Company contained in the 2007 Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Series 2007A Senior Unsecured Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount, plus a make-whole amount. The make-whole amount is computed by discounting the remaining scheduled principal and interest payments at a discount rate of 50 basis points above the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Series 2007A Senior Unsecured Notes being prepaid.

We lease one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we hold all outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. Upon expiration of the lease in fiscal 2021, we have the option to purchase the cement plant for a nominal amount.

(F) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Private Placement Senior Unsecured Notes and Senior Unsecured Notes at March 31, 2018 is as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	37,849
4.500% Senior Unsecured Notes Due 2026	353,600

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2018, due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at March 31, 2018.

(G) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We are a leading supplier of heavy construction materials, light building materials, and materials used for oil and natural gas extraction in the United States. Our products are commodities that are essential in commercial and residential construction; public construction projects; projects to build, expand, and repair roads and highways; and in oil and natural gas extraction

Our business is organized into three sectors within which there are five reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments. The Oil and Gas Proppants segment produces frac sand used in oil and gas exploration and extraction.

Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement and slag (a basic construction material which is the essential binding ingredient in concrete); the grinding of slag; the mining of gypsum, for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel) and sand used in hydraulic fracturing (frac sand).

We operate seven cement plants, one slag grinding facility, 18 cement distribution terminals, five gypsum wallboard plants, a gypsum wallboard distribution center, a recycled paperboard mill, 17 readymix concrete batch plants, four aggregates processing plants, two frac sand processing facilities, three frac sand drying facilities, and six frac sand trans-load locations. The principal markets for our cement products are Texas, Illinois, the central plains, Michigan, Iowa, the Rocky Mountains, northern Nevada, southern Ohio, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S., with the exception of the Northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposits across the United States. Other segment operations that are not material to our business are included in Other.

We conduct one of our seven cement plant operations, Texas Lehigh Cement Company LP, in Buda, Texas, through a Joint Venture. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture’s Revenue and Operating Earnings, consistent with the way management reports the segments within the Company for making operating decisions and assessing performance.

We account for intersegment sales at market prices. The table below sets forth certain financial information relating to our operations by segment. We do not allocate interest or taxes at the segment level, only at the consolidated company level.

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Revenue -
Cement	$651,750	$566,321	$528,499
Concrete and Aggregates	157,013	154,592	128,073
Gypsum Wallboard	491,779	473,651	461,457
Paperboard	181,742	167,065	149,192
Oil and Gas Proppants	85,496	34,623	57,591
Other	12,748	—	—
	1,580,528	1,396,252	1,324,812
Less: Intersegment Revenue	(88,124)	(79,116)	(73,862)
Less: Joint Venture Revenue	(105,884)	(105,916)	(107,458)
	$1,386,520	$1,211,220	$1,143,492

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Intersegment Revenue -
Cement	$16,442	$15,781	$13,939
Concrete and Aggregates	1,335	1,262	922
Paperboard	70,347	62,073	59,001
	$88,124	$79,116	$73,862
Cement Sales Volume (M tons) -
Wholly Owned	4,453	3,934	3,903
Joint Venture	912	937	875
	5,365	4,871	4,778

	For the Years Ended March 31,
	2018	2017	2016
		(dollars in thousands)
Operating Earnings -
Cement	$179,151	$153,525	$137,854
Concrete and Aggregates	17,854	18,072	9,807
Gypsum Wallboard	158,551	159,866	159,352
Paperboard	32,758	37,601	32,153
Oil and Gas Proppants	(6,423)	(14,633)	(68,466)
Other	284	—	—
Sub-Total	382,175	354,431	270,700
Corporate General and Administrative Expense	(41,205)	(33,940)	(37,193)
Legal Settlements	(45,098)	—	—
Other Non-Operating Income	3,728	2,139	2,328
Acquisition and Litigation Expense	—	(5,480)	—
Earnings Before Interest and Income Taxes	299,600	317,150	235,835
Interest Expense, net	(27,638)	(22,631)	(16,583)
Earnings Before Income Taxes	$271,962	$294,519	$219,252
Cement Operating Earnings -
Wholly Owned	$135,732	$111,139	$98,771
Joint Ventures	43,419	42,386	39,083
	$179,151	$153,525	$137,854
Capital Expenditures -
Cement	$45,088	$32,790	$20,262
Concrete and Aggregates	4,977	6,528	18,783
Gypsum Wallboard	19,382	11,393	4,832
Paperboard	5,177	3,996	5,542
Oil and Gas Proppants	56,872	1,534	40,144
Other, net	461	697	—
	$131,957	$56,938	$89,563
Depreciation, Depletion and Amortization -
Cement	$50,891	$36,727	$33,400
Concrete and Aggregates	7,931	7,931	6,260
Gypsum Wallboard	18,179	18,728	19,988
Paperboard	8,694	8,425	8,312
Oil and Gas Proppants	25,687	18,255	27,227
Corporate and Other	2,633	1,725	1,918
	$114,015	$91,791	$97,105

	As of March 31,
	2018	2017	2016
	(dollars in thousands)
Identifiable Assets
Cement	$1,247,504	$1,234,617	$819,994
Concrete and Aggregates	104,851	110,413	106,634
Gypsum Wallboard	386,041	379,414	392,523
Paperboard	123,819	124,356	127,371
Oil and Gas Proppants	401,421	376,306	409,497
Other, net	104,367	22,018	27,616
	$2,368,003	$2,247,124	$1,883,635

Segment Operating Earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue less direct operating expenses, segment Depreciation, and segment Selling, General, and Administrative expenses. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets and assets acquired in the Wildcat Acquisition.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Consolidated Balance Sheets and Consolidated Statements of Earnings.

The segment breakdown of Goodwill at March 31, 2018 and 2017 is as follows:

	For the Years Ended March 31,
	2018	2017
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Corporate and Other	6,841	—
	$205,211	$198,370

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those accounts):

	For the Years Ended March 31,
	2018	2017
	(dollars in thousands)
Revenue	$216,533	$215,569
Gross Margin	$91,647	$90,098
Earnings Before Income Taxes	$86,838	$84,772

	March 31, 2018	March 31, 2017
	(dollars in thousands)
Current Assets	$71,089	$73,767
Non-Current Assets	$66,856	$42,337
Current Liabilities	$20,671	$22,293

(H) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$58,695	$86,459	$64,256
State	5,989	7,638	4,727
	64,684	94,097	68,983
Deferred Provision (Benefit) -
Federal	(52,333)	7,274	(546)
State	2,979	(5,071)	(1,777)
	(49,354)	2,203	(2,323)
Provision for Income Taxes	$15,330	$96,300	$66,660

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Earnings Before Income Taxes	$271,962	$294,519	$219,252
Income Taxes at Statutory Rate	$85,804	$103,082	$76,738
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	6,139	1,668	1,166
Statutory Depletion in Excess of Cost	(6,341)	(1,216)	(5,672)
Domestic Production Activities Deduction	(5,995)	(7,615)	(6,302)
Excess Tax Benefit from Stock Compensation	(4,129)	—	—
Meals and Entertainment Disallowance	567	626	629
Limitation on Officer's Compensation	246	—	—
Impact of Tax Cuts and Jobs Act of 2017	(61,692)	—	—
Other	731	(245)	101
Provision for Income Taxes	$15,330	$96,300	$66,660
Effective Tax Rate	6%	33%	30%

Components of deferred income taxes are as follows:

	March 31,
	2018	2017
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(106,367)	$(161,204)
Depletion	(11,069)	(18,638)
State Income Taxes, net	(14,265)	(11,455)
Other	(5,957)	(8,515)
Total Deferred Tax Liabilities	$(137,658)	$(199,812)
Items Giving Rise to Deferred Tax Assets -
Change in Accruals	$8,965	$12,992
Inventory	4,276	1,242
Bad Debts	1,891	3,895
Long-term Incentive Compensation Plan	4,616	8,691
Credits and Other Carryforwards	12,879	13,103
Pension	1,108	4,178
Other	—	218
Subtotal	33,735	44,319
Valuation Allowance	(15,043)	(10,531)
Total Deferred Tax Assets	$18,692	$33,788

We have state income tax net operating loss (NOL) carryforwards of $1.5 million which will expire on various dates beginning in 2027.  We have state income tax investment credits of $14.9 million which may be carried forward indefinitely.

Uncertain tax position

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty. There were no uncertain tax positions at March 31, 2018, 2017, and 2016.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we utilized a blended rate of 31.55% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (SAB 118), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. We recorded a provisional benefit for the re-measurement of the deferred tax liabilities of $61.0 million to our income tax expense during the quarter ended December 31, 2017. During the quarter ended March 31, 2018, we updated our estimate of the impact of the Tax Act under ASC 740 and recorded an additional benefit of $0.7 million resulting in a total estimated benefit of $61.7 million for the fiscal 2018 tax year.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2018, we had contingent liabilities under these outstanding letters of credit of approximately $7.5 million.

We are currently contingently liable for performance under $26.1 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina and the Northern District of Illinois, against the Company’s subsidiary, American Gypsum Company LLC (American Gypsum), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The complaints alleged that the defendant wallboard manufacturers conspired to increase prices through the announcement and implementation of coordinated price increases, output restrictions, and other restraints of trade, including the elimination of individual “job quote” pricing. In addition to American Gypsum, the defendants in these lawsuits included CertainTeed Corp. (CertainTeed), USG Corporation and United States Gypsum (together USG), New NGC, Inc. (New NGC), Lafarge North America (Lafarge), Temple Inland Inc. (TIN) and PABCO Building Products LLC (PABCO). On April 8, 2013, the Judicial Panel on Multidistrict Litigation (JPML) transferred and consolidated all related cases to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

On December 29, 2017 American Gypsum and the Company, as well as New NGC and PABCO, which are not affiliated with the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, New NGC and PABCO in the direct purchaser class action. The Direct Purchaser Settlement Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement. The Direct Purchaser Settlement Agreement grants the Company, American, New NGC, and PABCO the right to terminate the Direct Purchaser Settlement Agreement in the event an agreed upon percentage of potential class members opt-out of the Direct Purchaser Settlement Agreement. Additionally, the Direct Purchaser Settlement Agreement is conditioned on final approval of the District Court. On January 5, 2018 American Gypsum, New NGC, and PABCO entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC and PABCO in the indirect purchaser class action. The Indirect Purchaser Settlement Agreement is conditioned on final approval of the District Court. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American Gypsum agreed to pay a total of approximately $39.1 million in cash to settle the claims against them. At December 31, 2017 we accrued the total amount of these two settlements. During March 2018, we deposited approximately $38.8 million into a qualified settlement fund. Upon final approval of the District Court, these funds will be transferred to the plaintiffs. We expect to receive approval from the District Court by the end of calendar 2018.

On March 17, 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints.  On March 24, 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania. Following the transfer, the homebuilder plaintiffs filed two amended complaints, on December 14, 2015 and March 25, 2016. As a result of settlements reached with TIN and Lafarge, the homebuilder plaintiffs voluntarily dismissed their claims against TIN and Lafarge on June 6 and June 24, 2016, respectively. On January 31, 2017, the plaintiffs voluntarily dismissed their claims against CertainTeed. Effective May 8, 2018, American Gypsum and the homebuilder plaintiffs entered into a settlement agreement (the Homebuilder Settlement Agreement) to settle all claims made against American Gypsum. The Homebuilder Settlement Agreement, in which American Gypsum denies all wrongdoing, includes releases by the homebuilder plaintiffs of American Gypsum as well as its subsidiaries, affiliates, and other related parties, for the time period prior to and including the date of execution of the Homebuilder Settlement Agreement. Under the Homebuilder Settlement Agreement, American Gypsum agreed to pay a total of $6.0 million in cash to settle the claims against it. At March 31, 2018 we accrued the total amount of this settlement and this amount was paid on May 18, 2018.

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

We have certain operating leases covering manufacturing, transportation, a quarry and certain other facilities and equipment. Rental expense for fiscal years 2018, 2017, and 2016 totaled $12.0 million, $11.3 million and $10.3 million, respectively. Minimum annual rental commitments as of March 31, 2018, under noncancelable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2019	$11,386
2020	$8,235
2021	$4,807
2022	$3,359
2023	$2,979
Thereafter	$5,596

(J) Stock Option Plans

On August 7, 2013, our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the Plan), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we may issue equity awards, including stock options, restricted stock units (RSUs), restricted stock, and stock appreciation rights to employees of the Company and members of the Board of Directors. Awards that were already outstanding prior to the approval of the Plan on August 7, 2013, remain outstanding. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

Long-Term Compensation Plans

Options

In May 2017, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees of an aggregate of 58,055 performance vesting stock options that are earned only if certain performance conditions are satisfied (the Fiscal 2018 Employee Performance Stock Option Grant). The performance criterion for the Fiscal 2018 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 11.0% to 18.0%, for the fiscal year ending March 31, 2018. All stock options will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%. If the Company does not achieve a return on equity of at least 11.0%, all stock options granted will be forfeited. During fiscal 2018, the adjusted return on equity was approximately 17.2%; therefore, 55,858 options were earned, with the remaining options forfeited. The earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining options vesting on March 31, 2019 through 2021. The stock options have a term of 10 years from the date of grant. The Compensation Committee also approved the granting of 48,379 time-vesting stock options to the same officers and key employees, which vest ratably over a four-year period (the Fiscal 2018 Employee Time Vesting Stock Option Grant). The stock options have a term of 10 years from the date of grant. In August 2017, we granted to members of the Board of Directors 6,052 stock options (the Fiscal 2018 Board of Directors Stock Option Grant). Stock options granted under the Fiscal 2018 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2018 Employee Performance Stock Option Grant, the Fiscal 2018 Employee Time Vesting Stock Option Grant, and Fiscal 2018 Board of Directors Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model.

All stock options issued during fiscal 2018 and 2017 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2018 and 2017 are as follows:

	2018	2017
Dividend Yield	1.3%	1.3%
Expected Volatility	36.3%	36.5%
Risk Free Interest Rate	2.10%	1.40%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $4.3 million, $5.3 million, and $7.5 million, for the years ended March 31, 2018, 2017, and 2016, respectively. At March 31, 2018, there was approximately $6.8 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.5 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,
	2018		2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	1,323,379	$66.07	1,817,763	$53.03	1,665,565	$46.37
Granted	119,986	$100.20	202,364	$77.76	318,572	$79.83
Exercised	(448,295)	$60.27	(677,566)	$34.46	(137,874)	$27.58
Cancelled	(36,934)	$79.97	(19,182)	$70.30	(28,500)	$86.35
Outstanding Options at End of Year	958,136	$72.52	1,323,379	$66.07	1,817,763	$53.03
Options Exercisable at End of Year	651,218		874,116		1,285,412
Weighted Average Fair Value of Options Granted during the Year		$33.37		$25.22		$24.27

The following table summarizes information about stock options outstanding at March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	3.35	$23.27	65,912	$23.27
$33.43 - $37.34	99,582	4.21	$33.94	99,582	$33.94
$53.22 - $77.67	307,424	7.00	$71.12	183,248	$69.79
$79.73 - $106.00	485,218	7.37	$88.02	302,476	$84.72
	958,136	6.65	$72.52	651,218	$66.53

At March 31, 2018, the aggregate intrinsic value for outstanding and exercisable options was approximately $29.3 million, and $23.8 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2018 was approximately $18.7 million.

Restricted Stock

In May 2017, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 52,646 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2018 Employee Restricted Stock Performance Award). The performance criterion for the Fiscal 2018 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from

11.0% to 18.0%, for the fiscal year ended March 31, 2018. All restricted shares will be earned if the return on equity is 18.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 11.0%. If the Company does not achieve a return on equity of at least 11.0%, all awards will be forfeited. During fiscal 2018, the adjusted return on equity was approximately 17.2%; therefore approximately 50,656 shares were earned, with the remaining shares forfeited. Restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date and the remaining restrictions lapsing on March 31, 2019 through 2021. The Compensation Committee also approved the granting of 43,874 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2018 Employee Restricted Stock Time Vesting Award). Both of the Fiscal 2018 Employee Restricted Stock Performance Award and the Fiscal 2018 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period. In August 2017, we granted to members of the Board of Directors 11,444 shares of restricted stock (the Board of Directors Fiscal 2018 Restricted Stock Award) which vested six months after the grant date. The Board of Director Fiscal 2018 Restricted Stock Awards were valued at the closing price of the stock on the date of the grant and were expensed over a six-month period.

The fair value of restricted stock is estimated based on the stock price at the date of the grant.  The following table summarizes the activity for nonvested restricted shares during the fiscal year ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Beginning of Year	371,213	$60.33
Granted	107,964	$100.05
Vested	(119,187)	$80.04
Forfeited	(31,931)	$40.00
Nonvested Restricted Stock at End of Year	328,059	$65.76

During fiscal 2017 and 2016, the weighted average grant date fair value of restricted shares granted was $76.67 and $81.30, respectively.

Expense related to restricted shares was $9.6 million, $6.8 million, and $9.8 million in fiscal years ended March 31, 2018, 2017, and 2016, respectively. At March 31, 2018, there were approximately 330,000 shares with remaining restrictions, for which $17.0 million of unearned compensation will be recognized over a weighted-average period of 2.3 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 4,176,195 at March 31, 2018. Of the available shares, a total of 1,386,296 can be used for future restricted stock and restricted stock unit grants.

(K) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Interest Income	$(14)	$(40)	$(6)
Interest Expense	26,433	21,595	15,891
Other Expenses	1,219	1,076	698
Interest Expense, net	$27,638	$22,631	$16,583

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Credit Facility. Other Expenses include amortization of debt issuance costs, and bank credit facility costs.

(L) Pension and Profit Sharing Plans

We offer our employees multiple retirement and profit sharing plans.

Pension Plans

We have several defined benefit and defined contribution retirement plans which together cover substantially all of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and each employee’s qualifying compensation over the last few years of employment. Our funding policy is to generally contribute amounts that are deductible for income tax purposes. The annual measurement date is March 31 for the benefit obligations, fair value of plan assets, and the funded status of the defined benefit plans.

The following table provides a reconciliation of the obligations and fair values of plan assets for all defined benefit plans over the two-year period ended March 31, 2018, and a statement of the funded status as of March 31, 2018 and 2017:

	For the Years Ended March 31,
	2018	2017
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$40,589	$42,281
Service Cost - Benefits Earned During the Period	710	1,001
Interest Cost on Projected Benefit Obligation	1,466	1,584
Amendments	—	199
Actuarial (Gain) Loss	(4,505)	(3,531)
Settlement	(3,857)	—
Benefits Paid	(1,033)	(945)
Benefit Obligation at March 31,	$33,370	$40,589
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$26,410	$21,424
Actual Return on Plan Assets	2,805	2,522
Employer Contributions	9,087	3,409
Settlement	(3,857)	—
Benefits Paid	(1,033)	(945)
Fair Value of Plans at March 31,	33,412	26,410
Funded Status -
Funded (Unfunded) Status at March 31,	$42	$(14,179)
Amounts Recognized in the Balance Sheet Consist of -
Prepaid and Other Assets	$538	$—
Accrued Benefit Liability	(496)	(14,179)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	5,198	11,587
Prior Service Cost	80	349
Accumulated Other Comprehensive Losses	$5,278	$11,936
Reclassification to Retained Earnings	978	—
Tax impact	(2,244)	(4,540)
Accumulated Other Comprehensive Losses, net of tax	$4,012	$7,396

The table below summarizes the Company’s Projected Benefit Obligation, Accumulated Benefit Obligation and Fair Value of Plan Assets at March 31, 2018 and 2017:

	March 31,
	2018	2017
	(dollars in thousands)
Projected Benefit Obligation	$33,370	$40,589
Accumulated Benefit Obligation	$33,367	$40,391
Fair Value of Plan Assets	$33,412	$26,410

Net periodic pension cost for the fiscal years ended March 31, 2018, 2017, and 2016, included the following components:

	For the Years Ended March 31,
	2018	2017	2016
	(dollar in thousands)
Service Cost - Benefits Earned During the Period	$710	$1,001	$1,039
Interest Cost of Projected Benefit Obligation	1,466	1,584	1,525
Expected Return on Plan Assets	(2,137)	(1,606)	(1,751)
Recognized Net Actuarial Loss	566	1,712	1,773
Amortization of Prior-Service Cost	269	359	300
Settlement	649	—	—
Net Periodic Pension Cost	$1,523	$3,050	$2,886

During the fourth quarter of fiscal 2018, we offered to pay our deferred vested participants that no longer worked for the Company but were not yet retired. We paid approximately $3.9 million to these participants in March 2018. In connection with this payment, we recognized a settlement cost of approximately $0.6 million.

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (dollars in thousands):

Fiscal Years	Total
2019	$1,350
2020	$1,416
2021	$1,520
2022	$1,604
2023	$1,657
2024-2028	$9,412

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

	March 31,
	2018	2017	2016
Net Periodic Benefit Costs -
Discount Rate	4.03%	3.83%	3.70%
Expected Return on Plan Assets	7.50%	7.50%	8.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2018	2017
Benefit Obligations -
Discount Rate	4.12%	4.03%
Rate of Compensation Increase	3.50%	3.50%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long-term. To determine this rate, we developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums, and equity risk premiums. We used these components as appropriate to develop benchmark estimates of the expected long-term management approach employed by us.

The pension plans’ approximate weighted-average asset allocation at March 31, 2018 and 2017 and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target Allocation	2018	2017
Asset Category -
Equity Securities	40 – 60%	50%	70%
Debt Securities	35 – 60%	47%	27%
Other	0 – 5%	3%	3%
Total		100%	100%

Our pension investment strategies have been developed as part of a comprehensive management process that considers the interaction between the assets and liabilities within each plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense, and funded status.

The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations has been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. Each asset class is actively managed by one or more external money managers with the objective of generating returns, net of management fees, that exceed market-based benchmarks. None of the plans hold any EXP stock.

During March 2018, we changed the asset allocation to reduce our holdings in equity securities and increase our holdings in debt securities.  This was done in response to the pension plan being close to fully funded at March 31, 2018.  Due to this reallocation, we anticipate our Expected Return on Plan Assets to be approximately 6% for fiscal 2019.

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $2.5 million to $3.0 million to our defined benefit plans for fiscal year 2018.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2018 and 2017 were as follows:

	March 31,
	2018	2017
	(dollars in thousands)
Equity Securities	$16,533	$18,375
Fixed Income Securities	15,799	7,166
Real Estate Funds	163	147
Commodity Linked Funds	213	464
Cash Equivalents	704	258
Total	$33,412	$26,410

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2018 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$16,533	$—	$16,533
Fixed Income Securities	—	15,799	—	15,799
Real Estate Funds	—	163	—	163
Commodity Linked Funds	—	213	—	213
Cash Equivalents	704	—	—	704
	$704	$32,708	$—	$33,412

The fair values by category of inputs as of March 31, 2017 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$18,375	$—	$18,375
Fixed Income Securities	—	7,166	—	7,166
Real Estate Funds	—	147	—	147
Commodity Linked Funds	—	464	—	464
Cash Equivalents	258	—	—	258
	$258	$26,152	$—	$26,410

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a six-year period for salaried employees and a three-year period for hourly employees. Costs relating to the employer discretionary contributions for our contribution plan totaled $8.4 million, $6.4 million, and $6.2 million in fiscal years 2018, 2017, and 2016, respectively.

Individuals who became our employees as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans included the seller’s 401(k) plan which allows for employer matching percentages of hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $0.6 million, $0.3 million, and $0.3 million for these employees during fiscal years 2018, 2017, and 2016, respectively.

Approximately sixty of our employees belong to three different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in March 2020. Our expense related to these plans was approximately $1.6 million, $1.6 million, and $1.3 million during fiscal years 2018, 2017, and 2016, respectively. We anticipate the total expense in fiscal 2019 related to these plans will be approximately $1.8 million.

(M) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

On August 2, 2016, the Company completed a public offering of its Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company and were offered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission.

The Senior Unsecured Notes are guaranteed by all of the Company’s wholly owned subsidiaries, and all guarantees are full and unconditional, and are joint and several. The following unaudited Condensed Consolidating Financial Statements present separately the Earnings and Comprehensive Earnings, Balance Sheet, and Cash Flows of the parent issuer (Eagle Materials Inc.), and the guarantors (all wholly owned subsidiaries of Eagle Materials Inc.) on a combined basis with eliminating entries (dollars in thousands).

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,386,520	$—	$1,386,520
Cost of Goods Sold	—	1,047,764	—	1,047,764
Gross Profit	—	338,756	—	338,756
Equity in Earnings of Unconsolidated Joint Venture	43,419	43,419	(43,419)	43,419
Equity in Earnings of Subsidiaries	289,950	—	(289,950)	—
Corporate General and Administrative Expenses	(37,825)	(3,380)	—	(41,205)
Legal Settlements	(45,098)	—	—	(45,098)
Other Non-Operating Income	(233)	3,961	—	3,728
Interest Expense, net	(27,609)	(29)	—	(27,638)
Earnings before Income Taxes	222,604	382,727	(333,369)	271,962
Income Taxes	34,028	(49,358)	—	(15,330)
Net Earnings	$256,632	$333,369	$(333,369)	$256,632
Net Earnings	$256,632	$333,369	$(333,369)	$256,632
Net Actuarial Change in Benefit Plans, net of tax	3,384	3,384	(3,384)	3,384
Comprehensive Earnings	$260,016	$336,753	$(336,753)	$260,016

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,211,220	$—	$1,211,220
Cost of Goods Sold	—	899,175	—	899,175
Gross Profit	—	312,045	—	312,045
Equity in Earnings of Unconsolidated Joint Venture	42,386	42,386	(42,386)	42,386
Equity in Earnings of Subsidiaries	210,923	—	(210,923)	—
Corporate General and Administrative Expenses	(28,545)	(5,395)	—	(33,940)
Other Non-Operating Income	(534)	2,673	—	2,139
Acquisition-Related Expense	(5,480)	0	—	(5,480)
Interest Expense, net	(51,315)	28,684	—	(22,631)
Earnings before Income Taxes	167,435	380,393	(253,309)	294,519
Income Taxes	30,784	(127,084)	—	(96,300)
Net Earnings	$198,219	$253,309	$(253,309)	$198,219
Net Earnings	$198,219	$253,309	$(253,309)	198,219
Net Actuarial Change in Benefit Plans, net of tax	4,013	4,013	(4,013)	4,013
Comprehensive Earnings	$202,232	$257,322	$(257,322)	$202,232

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,143,492	$—	$1,143,492
Cost of Goods Sold	—	911,875	—	911,875
Gross Profit	—	231,617	—	231,617
Equity in Earnings of Unconsolidated Joint Venture	39,083	39,083	(39,083)	39,083
Equity in Earnings of Subsidiaries	160,018	—	(160,018)	—
Corporate General and Administrative Expenses	(32,047)	(5,146)	—	(37,193)
Other Non-Operating Income	(398)	2,726	—	2,328
Interest Expense, net	(39,038)	22,455	—	(16,583)
Earnings before Income Taxes	127,618	290,735	(199,101)	219,252
Income Taxes	24,974	(91,634)	—	(66,660)
Net Earnings	$152,592	$199,101	$(199,101)	$152,592
Net Earnings	$152,592	$199,101	$(199,101)	$152,592
Net Actuarial Change in Benefit Plans, net of tax	658	658	(658)	658
Comprehensive Earnings	$153,250	$199,759	$(199,759)	$153,250

Condensed Consolidating Balance Sheet At March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,784	$3,531	$—	$9,315
Restricted Cash	38,753	—		38,753
Accounts and Notes Receivable	407	141,278	—	141,685
Inventories	—	258,159	—	258,159
Income Tax Receivable	109,510	—	(103,760)	5,750
Prepaid and Other Current Assets	665	4,408	—	5,073
Total Current Assets	155,119	407,376	(103,760)	458,735
Property, Plant, and Equipment -	3,188	2,583,340	—	2,586,528
Less: Accumulated Depreciation	(1,089)	(990,140)	—	(991,229)
Property, Plant and Equipment, net	2,099	1,593,200	-	1,595,299
Notes Receivable	—	115	—	115
Investment in Joint Venture	70	60,488	—	60,558
Investments in Subsidiaries and Receivables from Affiliates	2,718,809	762,340	(3,481,149)	—
Goodwill and Intangible Assets, net	—	239,342	—	239,342
Other Assets	5,417	8,537	—	13,954
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,591	$67,868	$—	$73,459
Accrued Liabilities	67,387	38,483	—	105,870
Income Tax Payable	—	103,760	(103,760)	—
Current Portion of Long-term Debt	—	—	—	—
Total Current Liabilities	72,978	210,111	(103,760)	179,329
Long-term Debt	620,922	—	—	620,922
Other Long-term Liabilities	124	30,972	—	31,096
Payables to Affiliates	762,340	5,608,236	(6,370,576)	—
Deferred Income Taxes	7,460	111,506	—	118,966
Total Liabilities	1,463,824	5,960,825	(6,474,336)	950,313
Total Stockholders’ Equity	1,417,690	(2,889,427)	2,889,427	1,417,690
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003

Condensed Consolidating Balance Sheet At March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,184	$1,377	$—	$6,561
Accounts and Notes Receivable	422	135,891	—	136,313
Inventories	—	252,846	—	252,846
Income Tax Receivable	33,196	—	(33,196)	—
Prepaid and Other Current Assets	484	4,420	—	4,904
Total Current Assets	39,286	394,534	(33,196)	400,624
Property, Plant, and Equipment -	2,914	2,436,524	—	2,439,438
Less: Accumulated Depreciation	(937)	(891,664)	—	(892,601)
Property, Plant and Equipment, net	1,977	1,544,860	—	1,546,837
Notes Receivable	—	815	—	815
Investment in Joint Venture	51	48,569	—	48,620
Investments in Subsidiaries and Receivables from Affiliates	5,126,289	3,252,309	(8,378,598)	—
Goodwill and Intangible Assets, net	—	235,505	—	235,505
Other Assets	5,687	9,036	—	14,723
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,687	$85,506	$—	$92,193
Accrued Liabilities	21,043	34,336	—	55,379
Income Tax Payable	733	33,196	(33,196)	733
Current Portion of Long-term Debt	81,214	—	—	81,214
Total Current Liabilities	109,677	153,038	(33,196)	229,519
Long-term Debt	605,253	—	—	605,253
Other Long-term Liabilities	189	42,689	—	42,878
Payables to Affiliates	3,252,309	2,825,710	(6,078,019)	—
Deferred Income Taxes	2,412	163,612	—	166,024
Total Liabilities	3,969,840	3,185,049	(6,111,215)	1,043,674
Total Stockholders’ Equity	1,203,450	2,300,579	(2,300,579)	1,203,450
	$5,173,290	$5,485,628	$(8,411,794)	$2,247,124

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(83,947)	$421,612	$—	$337,665
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(142)	(131,815)	—	(131,957)
Investment in Subsidiaries	(36,761)	—	36,761	—
Acquisition Spending	—	(36,761)	—	(36,761)
Net Cash Used in Investing Activities	(36,903)	(168,576)	36,761	(168,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	15,000	—	—	15,000
Repayment of Senior Notes	(81,214)	—	—	(81,214)
Dividends Paid to Stockholders	(19,438)	—	—	(19,438)
Purchase and Retirement of Common Stock	(61,078)	—	—	(61,078)
Proceeds from Stock Option Exercises	24,264	—	—	24,264
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,974)	—	—	(4,974)
Intra-entity Activity, net	287,643	(250,882)	(36,761)	—
Net Cash Provided by (Used in) Financing Activities	160,203	(250,882)	(36,761)	(127,440)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	39,353	2,154	—	41,507
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$44,537	$3,531	$—	$48,068

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(64,376)	$395,974	$—	$331,598
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(697)	(56,241)	—	(56,938)
Investment in Subsidiaries	(400,488)	—	400,488	—
Acquisition Spending	—	(400,488)	—	(400,488)
Net Cash Used in Investing Activities	(401,185)	(456,729)	400,488	(457,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	(157,000)	—	—	(157,000)
Repayment of Senior Notes	(8,000)	—	—	(8,000)
Issuance of Long-term Debt	350,000	—	—	350,000
Payment of Debt Issuance Costs	(6,637)	—	—	(6,637)
Dividends Paid to Stockholders	(19,341)	—	—	(19,341)
Purchase and Retirement of Common Stock	(60,013)	—	—	(60,013)
Proceeds from Stock Option Exercises	22,108	—	—	22,108
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,468)	—	—	(4,468)
Excess Tax Benefits from Share Based Payment Arrangements	10,349	—	—	10,349
Intra-entity Activity, net	340,240	60,248	(400,488)	—
Net Cash Provided by (Used in) Financing Activities	467,238	60,248	(400,488)	126,998
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,677	(507)	—	1,170
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,184	$1,377	$—	$6,561

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2016	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(37,985)	$303,752	$—	$265,767
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	—	(89,563)	—	(89,563)
Investment in Subsidiaries	(32,427)	—	32,427	—
Acquisition Spending	—	(32,427)	—	(32,427)
Net Cash Used in Investing Activities	(32,427)	(121,990)	32,427	(121,990)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	52,000	—	—	52,000
Repayment of Senior Notes	(57,045)	—	—	(57,045)
Dividends Paid to Stockholders	(20,020)	—	—	(20,020)
Purchase and Retirement of Common Stock	(123,530)	—	—	(123,530)
Proceeds from Stock Option Exercises	2,866	—	—	2,866
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,273)	—	—	(4,273)
Excess Tax Benefits from Share Based Payment Arrangements	4,102	—	—	4,102
Intra-entity Activity, net	216,175	(183,748)	(32,427)	—
Net Cash Provided by (Used in) Financing Activities	70,275	(183,748)	(32,427)	(145,900)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(137)	(1,986)	—	(2,123)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,644	3,870	—	7,514
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,507	$1,884	$—	$5,391

(N) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2018	2017
	(dollars in thousands, except per share data)
First Quarter -
Revenue	$366,121	$297,504
Gross Profit	86,059	71,955
Earnings Before Income Taxes	79,530	67,276
Net Earnings	54,882	45,344
Diluted Earnings Per Share	$1.13	$0.93
Second Quarter -
Revenue	$376,315	$332,658
Gross Profit	96,754	91,210
Earnings Before Income Taxes	92,319	89,373
Net Earnings	63,362	60,237
Diluted Earnings Per Share	$1.31	$1.25
Third Quarter -
Revenue	$359,371	$302,395
Gross Profit	94,566	87,380
Earnings Before Income Taxes	51,388	83,689
Net Earnings	101,380	56,387
Diluted Earnings Per Share	$2.08	$1.17
Fourth Quarter -
Revenue	$284,713	$278,663
Gross Profit	61,377	61,500
Earnings Before Income Taxes	48,725	54,181
Net Earnings	37,008	36,251
Diluted Earnings Per Share	$0.76	$0.75

The fourth quarter of fiscal 2018 included a $6.0 million pre-tax expense related to the Homebuilder Settlement Agreement and $4.0 million of personnel-related expenses, including an increased contribution to the profit sharing plan and a pension settlement expense.

The fourth quarter of fiscal 2017 was adversely affected by approximately $4.4 million of costs related to the completion of the Fairborn Acquisition. Additionally, our fourth quarter 2017 Cement earnings were negatively affected by approximately $5.0 million of annual maintenance costs at our Fairborn plant, as well as the impact of purchase accounting on our inventory costs.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries (the Company) as of March 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

May 23, 2018

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established a system of disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified by the SEC. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

There were no changes that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2018. The effectiveness of our internal control over financial reporting as of March 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and our report dated May 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas

May 23, 2018

ITEM 9b.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 2, 2018 Annual Meeting of Stockholders (the 2018 EXP Proxy Statement):

Items	Caption in the 2018 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters Stock Ownership-Section 16(a) Beneficial Ownership Reporting
10	Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

Code of Ethics

The policies comprising the Company’s code of ethics (The Eagle Way – A Guide to Decision-Making on Business Conduct Issues) will represent the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, as well as the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at www.eaglematerials.com.

Although the Company does not anticipate that any waivers of the code of ethics will be granted, should a waiver occur for the principal executive officer, principal financial officer, principal accounting officer, or controller, it will be promptly disclosed on our website. Also, any amendments of the code will be promptly posted on our website.

ITEM 11.  Executive Compensation

See Item 10 above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10 on previous page.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2018. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column (a)(c)
Equity compensation plans approved by stockholders	2013	958,136	$72.52	4,176,195
Equity compensation plans not approved by stockholders		—	—	—
		958,136	$72.52	4,176,195

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

See Item 10 on the previous page.

ITEM 14.  Principal Accounting Fees and Services

See Item 10 on the previous page.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

A.	The following documents are filed as part of this Report:
1.	Financial Statements Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.
2.

Schedules
Schedules are omitted because they are not applicable or not required, or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

3.	Exhibits The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 121-126 of this Report.

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

2.1

Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, Centex Construction Products, Inc. (now known as Eagle Materials Inc.), and ARG Merger Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the Commission) on November 12, 2003 (File No. 001-12984) and incorporated herein by reference.

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

4.1(b)

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 2, 2016, among the Company, the lenders identified therein, and JPMorgan Chase Bank, N.A., as the administrative agent, issuing bank, and swingline lender thereunder, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated herein by reference.

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

4.4

First Supplemental Indenture, dated as of August 2, 2016, among Eagle Materials Inc., the guarantor parties identified therein, and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated by reference.

4.5

Form of 4.500% Senior Note due 2026 filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated herein by reference.

10.1

Limited Partnership Agreement of Texas Lehigh Cement Company LP by and between Texas Cement Company and Lehigh Portland Cement Company effective as of October 1, 2000, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 27, 2001 (File No. 001-12984) and incorporated herein by reference.

10.1(a)

Amendment No. 1 to Agreement of Limited Partnership by and among Texas Cement Company; TLCC LP LLC; TLCC GP LLC; Lehigh Portland Cement Company; Lehigh Portland Investments, LLC; and Lehigh Portland Holdings, LLC effective as of October 2, 2000, filed as Exhibit 10.2(a) to the 2001 Form 10-K (File No. 001-12984) and incorporated herein by reference.

10.2

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.2(a)

Amendment to Amended and Restated Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 (File No. 001-12984) and incorporated by reference herein. (1)

10.4

Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 (File No. 001-12984) and incorporated herein by reference. (1)

10.5

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5(a)

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 5, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.6

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.6(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.7

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.8

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(a)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(c)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.9

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(a)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(c)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.10

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(a)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(c)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(c)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(d)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(e)

Form of Time Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.12

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on October 25, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(a)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on October 25, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(c)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(d)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(e)

Form of Time Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.13

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2018 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(a)

Eagle Materials Inc. Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2018 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(b)

Eagle Materials Inc. Special Situation Program for Fiscal Year 2018 filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.14

The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 (File No. 001-12984) and incorporated herein by reference. (1)

10.14(a)

First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.15

Retirement and Consulting Agreement, dated January 25, 2016, between the Company and Steven R. Rowley, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.16

Trademark License and Name Domain Agreement dated January 30, 2004, between the Company and Centex Corporation, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.17

Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.18

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on October 25, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.19

Asset Purchase Agreement between Eagle Materials Inc. and Cemex Construction Materials Atlantic, LLC dated September 11, 2016, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference.

10.20	Settlement Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2017 (File No. 001-12984) and incorporated herein by reference.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 23, 2018	/s/ David B. Powers
David B. Powers, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 23, 2018	/s/ David B. Powers
David B. Powers President and Chief Executive Officer (principal executive officer)

May 23, 2018	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 23, 2018	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 23, 2018	/s/ F. William Barnett
F. William Barnett, Director

May 23, 2018	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 23, 2018	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 23, 2018	/s/ Margot L. Carter
Margot L. Carter, Director

May 23, 2018	/s/ George J. Damiris
George J. Damiris, Director

May 23, 2018	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 23, 2018	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 23, 2018	/s/ Richard R. Stewart
Richard R. Stewart, Director