Form 10-Q
period 2018-06-30
EAGLE MATERIALS INC
filed 2018-07-30
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2018

Commission File Number 1-12984

EAGLE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)

75-2520779 (I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219 (Address of principal executive offices)

(214) 432-2000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  x    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  x    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  x

As of July 26, 2018, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	47,786,301

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands, except share and per share data)
Revenue	$393,756	$366,121
Cost of Goods Sold	302,122	280,062
Gross Profit	91,634	86,059
Equity in Earnings of Unconsolidated Joint Venture	9,251	9,876
Corporate General and Administrative Expense	(8,003)	(9,679)
Litigation Settlements and Losses	(1,800)	—
Other Non-Operating Income	571	757
Interest Expense, Net	(6,632)	(7,483)
Earnings before Income Taxes	85,021	79,530
Income Taxes	(18,682)	(24,648)
Net Earnings	66,339	54,882
EARNINGS PER SHARE
Basic	$1.39	$1.14
Diluted	$1.38	$1.13
AVERAGE SHARES OUTSTANDING
Basic	47,690,351	48,121,890
Diluted	48,144,325	48,655,553
CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

See notes to unaudited consolidated financial statements.

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Net Earnings	$66,339	$54,882
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	73	314
Tax expense	(17)	(117)
Comprehensive Earnings	$66,395	$55,079

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2018	2018
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$14,334	$9,315
Restricted Cash	38,753	38,753
Accounts and Notes Receivable, net	184,083	141,685
Inventories	241,000	258,159
Income Tax Receivable	7,315	5,750
Prepaid and Other Assets	8,304	5,073
Total Current Assets	493,789	458,735
Property, Plant, and Equipment -	2,627,261	2,586,528
Less: Accumulated Depreciation	(1,009,726)	(991,229)
Property, Plant, and Equipment, net	1,617,535	1,595,299
Notes Receivable	3,266	115
Investment in Joint Venture	60,309	60,558
Goodwill and Intangible Assets, net	238,541	239,342
Other Assets	13,535	13,954
	$2,426,975	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$93,182	$73,459
Accrued Liabilities	95,910	105,870
Total Current Liabilities	189,092	179,329
Long-term Debt	651,090	620,922
Other Long-term Liabilities	30,158	31,096
Deferred Income Taxes	125,156	118,966
Total Liabilities	995,496	950,313
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 47,912,300 and 48,282,784 Shares, respectively	479	483
Capital in Excess of Par Value	74,568	122,379
Accumulated Other Comprehensive Losses	(3,956)	(4,012)
Retained Earnings	1,360,388	1,298,840
Total Stockholders’ Equity	1,431,479	1,417,690
	$2,426,975	$2,368,003

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$66,339	$54,882
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	29,850	28,947
Deferred Income Tax Provision	6,173	(3,812)
Stock Compensation Expense	3,493	3,399
Equity in Earnings of Unconsolidated Joint Venture	(9,251)	(9,876)
Distributions from Joint Venture	9,500	4,750
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(45,549)	(38,527)
Inventories	17,159	7,960
Accounts Payable and Accrued Liabilities	8,897	(16,062)
Other Assets	(3,137)	(3,720)
Income Taxes Payable (Receivable)	(1,565)	25,729
Net Cash Provided by Operating Activities	81,909	53,670
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(53,073)	(16,160)
Proceeds from Sale of Property, Plant, and Equipment	2,281	—
Net Cash Used in Investing Activities	(50,792)	(16,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	30,000	(25,000)
Dividends Paid to Stockholders	(4,790)	(4,853)
Purchase and Retirement of Common Stock	(52,344)	(1,880)
Proceeds from Stock Option Exercises	1,992	1,273
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(956)	(1,378)
Net Cash Used in Financing Activities	(26,098)	(31,838)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	5,019	5,672
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,068	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$53,087	$12,233

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2017	$485	$149,014	$1,061,347	$(7,396)	$1,203,450
Net Earnings	—	—	256,632	—	256,632
Stock Option Exercises and Restricted Share Vesting	3	24,261	—	—	24,264
Purchase and Retirement of Common Stock	(5)	(61,073)	—	—	(61,078)
Dividends to Stockholders	—	—	(19,404)	—	(19,404)
Stock Compensation Expense	—	14,079	—	—	14,079
Cumulative Impact of the Adoption of ASU 2016-09	—	713	(713)	—	—
Reclassification of Income Tax Effects to Retained Earnings	—	—	978	(978)	—
Shares Redeemed to Settle Employee Taxes	—	(4,974)	—	—	(4,974)
Other	—	359	—	—	359
Unfunded Pension Liability, net of tax	—	—	—	4,362	4,362
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	66,339	—	66,339
Stock Option Exercises and Restricted Share Vesting	—	1,992	—	—	1,992
Purchase and Retirement of Common Stock	(5)	(52,339)	—	—	(52,344)
Dividends to Stockholders	—	—	(4,791)	—	(4,791)
Stock Compensation Expense	1	3,492	—	—	3,493
Shares Redeemed to Settle Employee Taxes	—	(956)	—	—	(956)
Unfunded Pension Liability, net of tax	—	—	—	56	56
Balance at June 30, 2018	$479	$74,568	$1,360,388	$(3,956)	$1,431,479

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three-month period ended June 30, 2018 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2018.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

RECENTLY ADOPTED

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted the new standard on April 1, 2018 using the modified retrospective approach. The adoption of this standard did not affect our consolidated financial statements. We have included expanded disclosure of our revenue recognition policies in Footnote (C) to the Unaudited Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which revises the accounting for periodic pension and postretirement expense. This ASU requires net periodic benefit cost, with the exception of service cost, to be presented retrospectively as nonoperating expense. Service cost will remain a component of Cost of Goods Sold and represent the only cost of pension and postretirement expense eligible for capitalization. We adopted the standard on April 1, 2018 using the retrospective method for presentation of service cost and other components in the income statement. We prospectively adopted the requirement to limit the capitalization of benefit cost to the service cost component. The impact of adopting this standard was not material to our financial statements.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which eliminates the second step of the goodwill impairment test. Under the new standard, an entity should recognize an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value. This standard is effective for us in the first quarter of fiscal 2021. We adopted this standard effective April 1, 2018, and it will be effective for annual goodwill impairment tests in the fourth quarter of fiscal 2019.

PENDING ADOPTION

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

In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits the Company to elect not to evaluate land easements under the new lease guidance that existed or expired before the adoption of the ASU 2016-02 and that were not previously accounted for as leases. We will adopt ASU 2018-01 concurrently with the adoption of ASU 2016-02 in the first quarter of fiscal 2020.

(B) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $3.8 million and $5.3 million for the three months ended June 30, 2018 and 2017, respectively. Net payments made for federal and state income taxes during the three months ended June 30, 2018 and 2017 were $14.7 million and $0.5 million, respectively.

(C) REVENUE

On April 1, 2018, we adopted the new accounting standard ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers” and all the related amendments to contracts using the modified retrospective method.  The adoption of ASU 2014-09 had no impact on our financial statements at the time of the adoption.

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard are originated by purchase orders from our customers, who are primarily third-party contractors and suppliers.  Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between 2018 and 2025. We also earn Revenue from transload services and storage; we recognize Revenue from these services when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck.  We invoice customers upon shipment, and our collection terms range from 30-65 days. Revenue from the sale of cement, concrete, aggregates and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or transload location. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market based but are subject to certain contractual adjustments. Historically the pricing and volume requirements under certain of these contracts have been renegotiated during volatile market conditions. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until agreement is reached with the customer and not subject to the risk of reversal.

The Company offers certain of its customers, including those with long-term supply agreements, rebates and incentives, which we treat as variable consideration. We adjust the amount of revenue recognized for the variable consideration using the most likely amount method based on past history and projected volumes in the rebate and incentive period.  Any amounts billed to customers for taxes are excluded from Revenue.

The Company has elected to treat freight and delivery charges we pay for the delivery of goods to our customers as a fulfilment activity rather than a separate performance obligation. When we arrange for a third party to deliver products to customers, fees for shipping and handling that are billed to the customer are recorded as Revenue, while costs we incur for shipping and handling are recorded as expenses and included in Cost of Goods Sold.

Other Non-Operating Income (loss) includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (M) to the Unaudited Consolidated Financial Statements for disaggregation of revenue by segment.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $8.8 million and $8.6 million at June 30, 2018 and March 31, 2018, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $5.6 million at June 30, 2018, of which approximately $2.3 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at LIBOR plus 4.3%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2021 and 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(E) STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2018, we repurchased 500,300 shares at an average price of $104.62. Subsequent to June 30, 2018, we repurchased an additional 126,000 shares at an average price of $106.93. Including the repurchases subsequent to June 30, 2018, we have authorization to purchase an additional 3,563,128 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value, and consist of the following:

	June 30,	March 31,
	2018	2018
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$110,487	$121,628
Finished Cement	26,004	24,089
Aggregates	8,083	7,787
Gypsum Wallboard	6,588	8,477
Paperboard	7,157	8,602
Frac Sand	1,785	1,696
Repair Parts and Supplies	74,084	79,878
Fuel and Coal	6,812	6,002
	$241,000	$258,159

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31
	2018	2018
	(dollars in thousands)
Payroll and Incentive Compensation	$16,276	$25,290
Benefits	12,221	13,785
Interest	7,198	3,852
Property Taxes	6,415	5,422
Power and Fuel	1,804	1,545
Litigation Settlements	40,525	45,098
Legal	872	1,435
Sales and Use Tax	1,023	890
Other	9,576	8,553
	$95,910	$105,870

(H) Share-BASED EMPLOYEE COMPENSATION

On August 7, 2013, our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the Plan), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (RSUs), restricted stock, and stock appreciation rights to employees of the Company and members of the Board of Directors. Awards that were already outstanding prior to the approval of the Plan on August 7, 2013 remain outstanding. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

Long-Term Compensation Plans

OPTIONS

In May 2018, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 62,179 performance vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2019 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2019 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2019. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2020 through 2022. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 51,814 time vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2019 Employee Time Vesting Stock Option Grant).

The weighted average assumptions used in the Black-Scholes model to value the option awards in fiscal 2018 are as follows:

2018
Dividend Yield	1.3%
Expected Volatility	32.7%
Risk Free Interest Rate	2.88%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.1 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was approximately

$9.5 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.9 years.

The following table represents stock option activity for the three months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	958,136	$72.52
Granted	113,993	$106.24
Exercised	(35,454)	$110.89
Cancelled	(2,197)	$100.88
Outstanding Options at End of Year	1,034,478	$76.74
Options Exercisable at End of Year	696,466	$69.08
Weighted Average Fair Value of Options Granted during the Year		$34.20

The following table summarizes information about stock options outstanding at June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	3.10	$23.27	65,912	$23.27
$33.43 - $37.34	84,582	3.96	$33.98	84,582	$33.98
$53.22 - $77.67	293,163	6.82	$71.27	188,311	$70.56
$79.73 - $106.24	590,821	7.66	$91.53	357,661	$85.05
	1,034,478	6.83	$76.74	696,466	$69.08

At June 30, 2018, the aggregate intrinsic value for outstanding and exercisable options was approximately $29.2 million and $25.0 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2018 was approximately $1.9 million.

RESTRICTED STOCK

In May 2018, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 57,756 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2019 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2019 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2019.  All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%.  If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2020 through 2022. The Compensation Committee also approved the granting of 48,130 shares of time vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2019 Employee Restricted Stock Time Vesting Award). The Fiscal 2019 Employee Restricted Stock Performance Award and the Fiscal 2019 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four year period.

The fair value of restricted stock is based on the stock price at the date of grant.  The following table summarizes the activity for nonvested restricted shares during the three months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Beginning of Year	328,059	$65.76
Granted	105,886	$106.24
Vested	(25,019)	$88.45
Forfeited	(1,990)	$100.88
Nonvested Restricted Stock at End of Year	406,936	$76.12

During the three months ended June 30, 2018, the weighted average grant date fair value of restricted shares granted was $106.24.

Expense related to restricted shares was approximately $2.4 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was approximately $26.0 million of unearned compensation from restricted stock, which will be recognized over a weighted average period of 2.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,992,994 at June 30, 2018.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2018	2017
Weighted Average Shares of Common Stock Outstanding	47,690,351	48,121,890
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	829,873	1,259,741
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(571,799)	(928,723)
Restricted Stock Units	195,900	202,645
Weighted Average Common Stock and Dilutive Securities Outstanding	48,144,325	48,655,553
Shares Excluded Due to Anti-dilution Effects	145,488	63,359

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2018	2017
	(dollar in thousands)
Service Cost - Benefits Earned During the Period	$100	$250
Interest Cost of Projected Benefit Obligation	337	396
Expected Return on Plan Assets	(463)	(401)
Recognized Net Actuarial Loss	58	428
Amortization of Prior-Service Cost	15	90
Net Periodic Pension Cost	$47	$763

(K) INCOME TAXES

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, allows for the immediate 100% deductibility of certain capital expenditures, repeals the domestic production deduction, and further limits the deductibility of certain executive compensation.

In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout December 2018. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts in future periods of fiscal 2019. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service (IRS) and the FASB as well as interpretations and assumptions made by the Company.

The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the Act, including limitations on the deductibility of certain executive compensation. Such estimates could change as additional information becomes available on these provisions of the Tax Act.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The tax rate for the three months ended June 30, 2018 was approximately 22%, which was lower than the tax rate of 31% for the three months ended June 30, 2017. The decline in the rate was primarily due to the passage of the Act and the corresponding changes in U.S. tax law mentioned above.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	March 31,
	2018	2018
	(dollars in thousands)
Bank Credit Facility	$270,000	$240,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	36,500
Total Debt	656,500	626,500
Less: Debt Origination Costs	(5,410)	(5,578)
Long-term Debt	$651,090	$620,922

Credit Facility

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (LIBOR) plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio); or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $270.0 million of borrowings outstanding at June 30, 2018. Based on our Leverage Ratio, we had $222.2  million of available borrowings, net of the outstanding letters of credit, at June 30, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2018, we had $7.8 million of outstanding letters of credit.

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

Private Placement Senior Unsecured Notes

On October 2, 2007, in a private placement transaction, we entered into a Note Purchase Agreement (the 2007 Note Purchase Agreement) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Notes (the Series 2007A Senior Unsecured Notes). The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches.

At June 30, 2018, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for the Series 2007A Senior Unsecured Notes is payable semi-annually April 2 and October 2 of each year until all principal is paid for the respective tranche.

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP, or (ii) consolidated Total Revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at June 30, 2018.

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

Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel) and sand used in hydraulic fracturing (frac sand).

We operate seven cement plants, one slag grinding facility, 18 cement distribution terminals, five gypsum wallboard plants, a gypsum wallboard distribution center, a recycled paperboard mill, 17 readymix concrete batch plants, four aggregates processing plants, two frac sand processing facilities, three frac sand drying facilities, and six frac sand trans-load locations. The principal markets for our cement products are Texas, Illinois, the central plains, Michigan, Iowa, the Rocky Mountains, northern Nevada, southern Ohio, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S., with the exception of the Northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, north of Sacramento, California; and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposits across the United States. Other segment operations that are not material to our business are included in Other.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Revenue -
Cement	$186,788	$182,935
Concrete and Aggregates	40,840	43,919
Gypsum Wallboard	142,415	126,813
Paperboard	45,133	44,413
Oil and Gas Proppants	21,758	18,910
Other	5,942	—
	442,876	416,990
Less: Intersegment Revenue	(21,856)	(22,699)
Less: Joint Venture Revenue	(27,264)	(28,170)
	$393,756	$366,121

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Intersegment Revenue -
Cement	$4,178	$4,929
Concrete and Aggregates	331	413
Paperboard	17,347	17,357
	$21,856	$22,699
Cement Sales Volume (M tons) -
Wholly Owned	1,275	1,268
Joint Venture	236	243
	1,511	1,511

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Operating Earnings -
Cement	$37,334	$43,181
Concrete and Aggregates	5,484	6,021
Gypsum Wallboard	50,480	43,821
Paperboard	9,994	4,938
Oil and Gas Proppants	(2,691)	(2,026)
Other	284	—
Sub-Total	100,885	95,935
Corporate General and Administrative Expense	(8,003)	(9,679)
Litigation Settlements and Losses	(1,800)	—
Other Non-Operating Income	571	757
Earnings Before Interest and Income Taxes	91,653	87,013
Interest Expense, net	(6,632)	(7,483)
Earnings Before Income Taxes	$85,021	$79,530
Cement Operating Earnings -
Wholly Owned	$28,083	$33,305
Joint Ventures	9,251	9,876
	$37,334	$43,181
Capital Expenditures -
Cement	$19,613	$7,718
Concrete and Aggregates	2,064	1,412
Gypsum Wallboard	2,355	5,642
Paperboard	1,065	764
Oil and Gas Proppants	27,636	579
Other, net	340	45
	$53,073	$16,160
Depreciation, Depletion and Amortization -
Cement	$12,921	$12,479
Concrete and Aggregates	2,053	1,914
Gypsum Wallboard	4,830	4,442
Paperboard	2,109	2,137
Oil and Gas Proppants	7,139	7,606
Corporate and Other	798	369
	$29,850	$28,947

	June 30,	March 31,
	2018	2018
	(dollars in thousands)
Identifiable Assets
Cement	$1,225,783	$1,247,504
Concrete and Aggregates	109,641	104,851
Gypsum Wallboard	386,094	386,041
Paperboard	120,565	123,819
Oil and Gas Proppants	420,075	401,421
Other, net	164,817	104,367
	$2,426,975	$2,368,003

Segment operating earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue, less direct operating expenses, segment Depreciation, and segment Selling, General and Administrative expenses. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets, and assets acquired in the Wildcat Acquisition.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Earnings

The segment breakdown of Goodwill is as follows:

	June 30,	March 31,
	2018	2018
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Corporate and Other	6,841	6,841
	$205,211	$205,211

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Revenue	$54,528	$56,340
Gross Margin	$20,141	$21,312
Earnings Before Income Taxes	$18,658	$19,917

	June 30,	March 31,
	2018	2018
	(dollars in thousands)
Current Assets	$69,670	$71,089
Non-Current Assets	$66,822	$66,856
Current Liabilities	$19,597	$20,671

(N) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Interest Income	$(2)	$(3)
Interest Expense	6,342	7,176
Other Expenses	292	310
Interest Expense, net	$6,632	$7,483

Interest Income includes interest on investments of excess cash. Components of Interest Expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Credit Facility. Other Expenses include amortization of debt issuance costs and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2018, we had contingent liabilities under these outstanding letters of credit of approximately $7.8 million.

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, management believes these indemnifications will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We currently have no outstanding guarantees.

We are currently contingently liable for performance under $26.2 million in performance bonds required by certain states and municipalities and their related agencies.  The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina, and the Northern District of Illinois, against the Company and the Company’s subsidiary, American Gypsum Company LLC (American Gypsum), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws, and in some cases related provisions of state law.  In addition to American Gypsum, the defendants in these lawsuits included certain other wallboard manufacturers. These cases were subsequently transferred and consolidated to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

The plaintiffs in the consolidated class action complaints asserted claims on behalf of purported classes of direct purchasers or end users of wallboard from January 1, 2012 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief. The Company and American Gypsum denied all allegations that they conspired to increase the price of drywall and asserted affirmative defenses to the plaintiffs’ claims.

Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgment. On February 18, 2016, the court denied the Company’s motion for summary judgment.

On August 23, 2017, the court granted the direct purchaser plaintiffs’ motion for class certification and certified a class consisting of all persons or entities that purchased paper-backed gypsum wallboard in the United States from January 1, 2012 through January 31, 2013 directly from American Gypsum, the Company, Lafarge, New NGC, PABCO, USG, and/or L&W Supply Corporation (which was a subsidiary of USG Corporation during the class period). In addition, on August 24, 2017, the court denied the indirect purchaser’s motion for class certification.

On December 29, 2017 American Gypsum and the Company, as well as New NGC and PABCO, which are not affiliated with the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, New NGC, and PABCO in the direct purchaser class action. The Direct Purchaser Settlement

Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement. On January 5, 2018 American Gypsum, New NGC, and PABCO entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC, and PABCO in the indirect purchaser class action. The Indirect Purchaser Settlement Agreement is conditioned on final approval of the District Court. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American agreed to pay a total of approximately $39.1 million in cash to settle the claims against them.  These claims were accrued at the time of the settlements, and during March 2018 we deposited approximately $38.8 million into a qualified settlement fund. The amount accrued under the Direct Purchaser Settlement Agreement was paid in July 2018 after approval by the District Court.

In March 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints. In March 2015, the Judicial Panel on Multidistrict Litigation (JPML) transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania. Effective May 8, 2018, American Gypsum and the homebuilder plaintiffs entered into a settlement agreement (the Homebuilder Settlement Agreement) to settle all claims made against American Gypsum. The Homebuilder Settlement Agreement, in which American Gypsum denies all wrongdoing, includes releases by the homebuilder plaintiffs of American Gypsum as well as its subsidiaries, affiliates, and other related parties, for the time period prior to and including the date of execution of the Homebuilder Settlement Agreement. Under the Homebuilder Settlement Agreement, American Gypsum agreed to pay a total of $6.0 million in cash to settle the claims against it. At March 31, 2018, we accrued the total amount of this settlement, and this amount was paid in May 2018.

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice. We believe the investigation, although a separate proceeding, is related to the same subject matter at issue in the litigation described above, and we intend to fully cooperate with government officials. Given its preliminary nature, we are currently unable to determine the ultimate outcome of such investigation.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes and Private Placement Senior Unsecured Notes at June 30, 2018 is as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	37,583
4.500% Senior Unsecured Notes Due 2026	348,768

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Restricted Cash, Accounts and Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2018 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2018.

(Q) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

On August 2, 2016, the Company completed a public offering of its Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company and were offered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission.

The Senior Unsecured Notes are guaranteed by all of the Company’s wholly owned subsidiaries, and all guarantees are full and unconditional, and joint and several. The following unaudited condensed consolidating financial statements present separately the Earnings and Comprehensive Earnings, financial position and Cash Flows of the parent issuer (Eagle Materials Inc.) and the guarantors (all wholly owned subsidiaries of Eagle Materials Inc.) on a combined basis with eliminating entries (dollars in thousands).

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$393,756	$—	$393,756
Cost of Goods Sold	—	302,122	—	302,122
Gross Profit	—	91,634	—	91,634
Equity in Earnings of Unconsolidated Joint Venture	9,251	9,251	(9,251)	9,251
Equity in Earnings of Subsidiaries	67,258	—	(67,258)	—
Corporate General and Administrative Expenses	(6,729)	(1,274)	—	(8,003)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(93)	664	—	571
Interest Expense, net	(6,619)	(13)	—	(6,632)
Earnings before Income Taxes	63,068	98,462	(76,509)	85,021
Income Taxes	3,271	(21,953)	—	(18,682)
Net Earnings	$66,339	$76,509	$(76,509)	$66,339
Net Earnings	$66,339	$76,509	$(76,509)	$66,339
Net Actuarial Change in Benefit Plans, net of tax	56	56	(56)	56
Comprehensive Earnings	$66,395	$76,565	$(76,565)	$66,395

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$366,121	$—	$366,121
Cost of Goods Sold	—	280,062	—	280,062
Gross Profit	—	86,059	—	86,059
Equity in Earnings of Unconsolidated Joint Venture	9,876	9,876	(9,876)	9,876
Equity in Earnings of Subsidiaries	58,296	—	(58,296)	—
Corporate General and Administrative Expenses	(8,648)	(1,031)	—	(9,679)
Other Non-Operating Income	(167)	924	—	757
Interest Expense, net	(12,962)	5,479	—	(7,483)
Earnings before Income Taxes	46,395	101,307	(68,172)	79,530
Income Taxes	8,487	(33,135)	—	(24,648)
Net Earnings	$54,882	$68,172	$(68,172)	$54,882
Net Earnings	$54,882	$68,172	$(68,172)	54,882
Net Actuarial Change in Benefit Plans, net of tax	197	197	(197)	197
Comprehensive Earnings	$55,079	$68,369	$(68,369)	$55,079

Condensed Consolidating Balance Sheet At June 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$10,325	$4,009	$—	$14,334
Restricted Cash	38,753	—	—	38,753
Accounts and Notes Receivable	1,057	183,026	—	184,083
Inventories	—	241,000	—	241,000
Income Tax Receivable	7,315	—	—	7,315
Prepaid and Other Current Assets	362	7,942	—	8,304
Total Current Assets	57,812	435,977	—	493,789
Property, Plant, and Equipment -	3,215	2,624,046	—	2,627,261
Less: Accumulated Depreciation	(1,127)	(1,008,599)	—	(1,009,726)
Property, Plant and Equipment, net	2,088	1,615,447	—	1,617,535
Notes Receivable	—	3,266	—	3,266
Investment in Joint Venture	70	60,239	—	60,309
Investments in Subsidiaries and Receivables from Affiliates	2,273,998	183,393	(2,457,391)	—
Goodwill and Intangible Assets, net	—	238,541	—	238,541
Other Assets	4,507	9,028	—	13,535
	$2,338,475	$2,545,891	$(2,457,391)	$2,426,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,305	$86,877	$—	$93,182
Accrued Liabilities	59,355	36,555	—	95,910
Total Current Liabilities	65,660	123,432	—	189,092
Long-term Debt	651,090	—	—	651,090
Other Long-term Liabilities	72	30,086	—	30,158
Payables to Affiliates	183,393	5,722,177	(5,905,570)	—
Deferred Income Taxes	6,781	118,375	—	125,156
Total Liabilities	906,996	5,994,070	(5,905,570)	995,496
Total Stockholders’ Equity	1,431,479	(3,448,179)	3,448,179	1,431,479
	$2,338,475	$2,545,891	$(2,457,391)	$2,426,975

Condensed Consolidating Balance Sheet At March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,784	$3,531	$—	$9,315
Restricted Cash	38,753	—	—	38,753
Accounts and Notes Receivable	407	141,278	—	141,685
Inventories	—	258,159	—	258,159
Income Tax Receivable	109,510	—	(103,760)	5,750
Prepaid and Other Current Assets	665	4,408	—	5,073
Total Current Assets	155,119	407,376	(103,760)	458,735
Property, Plant, and Equipment -	3,188	2,583,340	—	2,586,528
Less: Accumulated Depreciation	(1,089)	(990,140)	—	(991,229)
Property, Plant and Equipment, net	2,099	1,593,200	—	1,595,299
Notes Receivable	—	115	—	115
Investment in Joint Venture	70	60,488	—	60,558
Investments in Subsidiaries and Receivables from Affiliates	2,718,809	762,340	(3,481,149)	—
Goodwill and Intangible Assets, net	—	239,342	—	239,342
Other Assets	5,417	8,537	—	13,954
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,591	$67,868	$—	$73,459
Accrued Liabilities	67,387	38,483	—	105,870
Income Tax Payable	—	103,760	(103,760)	—
Total Current Liabilities	72,978	210,111	(103,760)	179,329
Long-term Debt	620,922	—	—	620,922
Other Long-term Liabilities	124	30,972	—	31,096
Payables to Affiliates	762,340	5,608,236	(6,370,576)	—
Deferred Income Taxes	7,460	111,506	—	118,966
Total Liabilities	1,463,824	5,960,825	(6,474,336)	950,313
Total Stockholders’ Equity	1,417,690	(2,889,427)	2,889,427	1,417,690
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003

Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(21,444)	$103,353	$—	$81,909
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(27)	(53,046)	—	(53,073)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281	—	2,281
Net Cash Used in Investing Activities	(27)	(50,765)	—	(50,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	30,000	—	—	30,000
Dividends Paid to Stockholders	(4,790)	—	—	(4,790)
Purchase and Retirement of Common Stock	(52,344)	—	—	(52,344)
Proceeds from Stock Option Exercises	1,992	—	—	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(956)	—	—	(956)
Intra-entity Activity, net	52,110	(52,110)	—	—
Net Cash Provided by (Used in) Financing Activities	26,012	(52,110)	—	(26,098)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,541	478	—	5,019
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$49,078	$4,009	$—	$53,087

Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$16,506	$37,164	$—	$53,670
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant, and Equipment Additions	—	(16,160)	—	(16,160)
Net Cash Used in Investing Activities	—	(16,160)	—	(16,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(25,000)	—	—	(25,000)
Dividends Paid to Stockholders	(4,853)	—	—	(4,853)
Purchase and Retirement of Common Stock	(1,880)	—	—	(1,880)
Proceeds from Stock Option Exercises	1,273	—	—	1,273
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,378)	—	—	(1,378)
Intra-entity Activity, net	20,830	(20,830)	—	—
Net Cash Provided by (Used in) Financing Activities	(11,008)	(20,830)	—	(31,838)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	5,498	174	—	5,672
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,682	$1,551	$—	$12,233

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas exploration and extraction. Financial results and other information for the three months ended June 30, 2018 and 2017, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

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

Our business activities are all conducted in the U.S. These activities include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; the mining and sale of aggregates (crushed stone, sand, and gravel); and the mining and sale of sand used in hydraulic fracturing (frac sand).

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

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the Wildcat Acquisition). Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States. The purchase price of the Wildcat Acquisition was approximately $36.8 million, and the results of the operations of Wildcat Minerals are included in our results for the period from July 27, 2017 through March 31, 2018, and for the three months ended June 30, 2018.

MARKET CONDITIONS AND OUTLOOK

Fundamental demand trends for construction products continue to be promising. We expect to continue benefiting from an expanding U.S. economic cycle and from projected population growth in our major markets, both of which are anticipated to increase commercial and residential construction. In addition, increased infrastructure spending would positively affect our Heavy Materials sector, comprising the Cement and Concrete and Aggregates segments.

Our cement sales network stretches across the central U.S., both east to west and north to south. We anticipate cement consumption to increase during calendar 2018; however, there will be regional differences. Cement, concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity. We expect the extent of volume and pricing improvements to vary in each of our cement markets.

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

We expect our recycled paperboard sales volume to remain consistent as we are close to our current production capacity. The outlook for fiscal 2019 is for waste paper prices, namely OCC, to decrease compared to fiscal 2018. Our sales contracts include a raw materials linked price adjustment mechanism (triggered with changes in the cost of fiber and energy). These price increases are allowed only at specified times, increases in the cost of fiber may have a negative effect on Operating Earnings in the interval before the sales price of finished paper adjusts.

In the Oil and Gas Proppants sector, demand for frac sand has risen recently as a result of increased horizontal drilling and increased sand intensity. Other factors that stimulate demand include stronger drilling activity, higher rig counts, and greater proppant intensity per well, all of which we expect to improve during calendar 2018. In June 2018, we completed the build‒out of our facility in Utica, Illinois, which includes a new dry plant and distribution system.

During the early part of calendar 2018, railway and trucking congestion has delayed some shipments of our finished products and increased the cost of moving our products. Because of the high freight utilization in early calendar 2018, we expect freight costs to increase 10% to 12% in fiscal 2019. The increased freight costs will primarily affect our Cement, Wallboard and Oil and Gas Proppants segments for outbound products and increase the cost of inbound raw materials in all segments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 Compared THREE MONTHS ENDED June 30, 2017

	For the Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except per share)
Revenue	$393,756	$366,121	8%
Cost of Goods Sold	(302,122)	(280,062)	8%
Gross Profit	91,634	86,059	6%
Equity in Earnings of Unconsolidated Joint Venture	9,251	9,876	(6)%
Corporate General and Administrative	(8,003)	(9,679)	(17)%
Litigation Settlements and Losses	(1,800)	—	—
Other Non-Operating Income	571	757	(25)%
Interest Expense, net	(6,632)	(7,483)	(11)%
Earnings Before Income Taxes	85,021	79,530	7%
Income Tax Expense	(18,682)	(24,648)	(24)%
Net Earnings	$66,339	$54,882	21%
Diluted Earnings per Share	$1.38	$1.13	22%

REVENUE

Revenue increased by $27.7 million, or 8%, to $393.8 million for the three months ended June 30, 2018. Revenue from the Wildcat Acquisition positively affected Revenue by approximately $5.9 million. The remainder of the Revenue increase resulted from increased Average Net Sales Prices and Sales Volume of approximately $10.0 million and $11.8 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $22.0 million, or 8%, to $302.1 million for the three months ended June 30, 2018. Approximately $5.6 million of the increase related to the Wildcat Acquisition. The remaining increase was related to higher Sales Volume and operating costs, which increased Cost of Goods Sold by approximately $8.1 million and $8.3 million, respectively. The increase in operating costs was related to our Cement and Gypsum Wallboard segments which are discussed further on pages 29-30.

GROSS PROFIT

Gross Profit increased 6% to $91.6 million during the three months ended June 30, 2018. Approximately $0.3 million of the increase in Gross Profit was attributable to the Wildcat Acquisition, while the remaining increase was primarily related to increased Average Net Sales Prices and Sales Volume, as noted above. The gross margin declined to 23% from 24%, due primarily to increased operating costs, partially offset by the increase in Average Net Sales Prices.

EQUITY IN EARNINGS OF JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $0.6 million, or 6%, for the three months ended June 30, 2018. The decrease was primarily due to lower Average Net Sales Prices and Sales Volume, and increased operating costs, which reduced operating earnings by approximately $0.2 million, $0.3 million and $0.1 million, respectively. The increase in operating costs was primarily due to freight and energy, which rose by approximately $0.7 million and $0.1 million, respectively, partially offset by lower maintenance costs of approximately $0.7 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined approximately $1.7 million, or 17%, for the three months ended June 30, 2018. The decrease was due primarily to the reduction of approximately $0.8 million in both incentive compensation and legal expenses.

LITIGATION SETTLEMENTS AND LOSSES

Litigation Settlements and Losses relate to third-party property damage which occurred several years ago and related to our Recycled Paperboard business.

OTHER NON-OPERATING INCOME

Other Non-operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, Gypsum Wallboard distribution center income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net, decreased approximately $0.9 million, or 11% during the three months ended June 30, 2018. The reduction in Interest Expense, net was due primarily to the capitalization of approximately $0.5 million related to the build-out of our Utica, Illinois frac sand facility. The remaining reduction was due to lower interest expense on our Private Placement Senior Unsecured Notes of approximately $1.2 million, partially offset by an increase in interest expense related to our credit facility of approximately $0.9 million. The decrease in interest related to the Private Placement Senior Unsecured Notes was due to the maturing of approximately $81.2 million during October and November 2017. The increase in the Credit Facility was due primarily to the payment of the maturing Private Placement Senior Unsecured Notes.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $85.0 million during the three months ended June 30, 2018, primarily due to higher Gross Profit and reduced Corporate and General and Administrative expense, partially offset by increased Litigation Settlements and Losses and reduced Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense decreased 24% to $18.7 million for the three months ended June 30, 2018. In the first quarter of fiscal 2019, the effective tax rate declined to 22% from 31% in the first quarter of fiscal 2018. The reduction in the rate was primarily due to the Tax Cuts and Jobs Act, which reduced corporate income tax rates from 35% to 21% beginning January 1, 2018.

NET EARNINGS AND DILUTED EARNINGS PER SHARE

Net Earnings increased 21% for the three months ended June 30, 2018 to $66.3 million. Diluted Earnings per Share increased 22% to $1.38 per share.

The following table highlights certain operating information related to our five business segments:

THREE MONTHS ENDED JUNE 30, 2018 Compared THREE MONTHS ENDED June 30, 2017

	For the Three Months Ended June 30,
	2018	2017	Percentage Change
	(in thousands, except net sales prices)
Revenue (1)
Cement (2)	$186,788	$182,935	2%
Concrete and Aggregates	40,840	43,919	(7)%
Gypsum Wallboard	142,415	126,813	12%
Recycled Paperboard	45,133	44,413	2%
Oil and Gas Proppants	21,758	18,910	15%
Other	5,942	—	—
Gross Revenue	442,876	416,990	6%
Less: Inter-Segment Revenue	(21,856)	(22,699)	(4)%
Less: Joint Venture Revenue	(27,264)	(28,170)	(3)%
Net Revenue	$393,756	$366,121	8%
Sales Volume
Cement (M Tons) (2)	1,511	1,511	0%
Concrete (M Yards)	319	357	(11)%
Aggregates (M Tons)	856	895	(4)%
Gypsum Wallboard (MMSF)	710	654	9%
Recycled Paperboard (M Tons)	82	79	4%
Frac Sand (M Tons)	366	315	16%
Average Net Sales Prices (3)
Cement (2)	$108.69	$106.95	2%
Concrete	101.66	98.96	3%
Aggregates	9.75	9.22	6%
Gypsum Wallboard	160.71	159.01	1%
Recycled Paperboard	531.99	549.69	(3)%
Operating Earnings (Loss)
Cement (2)	$37,334	$43,181	(14)%
Concrete and Aggregates	5,484	6,021	(9)%
Gypsum Wallboard	50,480	43,821	15%
Recycled Paperboard	9,994	4,938	102%
Oil and Gas Proppants	(2,691)	(2,026)	(33)%
Other	284	—	—
Net Operating Earnings	$100,885	$95,935	5%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

CEMENT

Cement Revenue was $186.8 million, a 2% increase, for the three months ended June 30, 2018. The increase was primarily due to a 2% increase in Average Net Sales Prices and freight, which improved Cement Revenue by approximately $2.6 million and $1.3 million, respectively.

Cement Operating Earnings declined 14% to $37.3 million for the three months ended June 30, 2018. The decrease was due primarily to increased operating costs, which reduced Operating Earnings by approximately $9.5 million, partially offset by increased Average Net Sales Prices of approximately $3.9 million. The increase in operating costs was due primarily to increased maintenance and freight costs of approximately $6.5 million and $2.1 million, respectively. The increase in maintenance costs was due to timing of the annual maintenance outage at our Fairborn Cement plant.  We had an outage at Fairborn after our purchase of the plant in March 2017, therefore there was no outage in the quarter ended June 30, 2017. The operating margin fell to 20% from 24%, primarily because of increased operating costs, partially offset by the increase in Average Net Sales Prices.

CONCRETE AND AGGREGATES

Concrete and Aggregates Revenue decreased 7% to $40.8 million for the three months ended June 30, 2018. The primary reason for the decrease in Revenue was the 11% and 4% decrease in Sales Volume for concrete and aggregates, respectively, which adversely affected Revenue by approximately $4.1 million, partially offset by the 3% and 6% increase in Average Net Sales Prices for concrete and aggregates, respectively, which positively affected Revenue by approximately $1.1 million.

Operating Earnings declined 9% to approximately $5.5 million. The decline resulted from increased operating costs and lower Sales Volume, which adversely depressed Operating Earnings by approximately $1.1 million and $0.5 million, respectively. This decrease was partially offset by increased Average Net Sales Prices of approximately $1.1 million. The increase in operating costs was primarily due to increased cost of materials of approximately $1.2 million.

GYPSUM WALLBOARD

Gypsum Wallboard Revenue increased 12% to $142.4 million for the three months ended June 30, 2018, primarily due to a 9% increase in Sales Volume. The increase in Sales Volume positively affected Revenue by approximately $10.9 million, while the increase in Average Net Sales Prices positively affected earnings by approximately $4.7 million. Our market share was essentially unchanged during the last year.

Operating Earnings increased 15% to $50.5 million, primarily due to the increase in Sales Volume and Average Net Sales Prices, which positively affected Operating Earnings by approximately $3.8 million and $4.7 million, respectively. These increases were partially offset by increased operating costs of approximately $1.8 million.  The increase in operating costs was primarily related to freight, which increased operating cost by approximately $3.7 million, partially offset by decreased other production costs of approximately $2.0 million. The operating margin remained consistent at 35% for the three months ended June 30, 2018. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

Recycled Paperboard Revenue increased 2% to $45.1 million during the three months ended June 30, 2018. The increase in Revenue was due to the 4% increase in Sales Volume, which positively affected Revenue by $1.8 million, partially offset by lower Average Net Sales Prices, which adversely affected Revenue by approximately $1.1 million.  The increase in Sales Volume was due to higher demand for gypsum wallboard while the decrease in Average Net Sales Prices was due to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 102% to $10.0 million, primarily due to increased Sales Volume and lower operating expenses, which positively affected Operating Earnings by approximately $0.2 million and $6.0 million.  These increases were partially offset by lower Average Net Sales Prices of approximately $1.1 million. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $6.2 million. Operating margin increased to 22% from 11%, primarily because of lower operating costs, partially offset by lower Average Net Sales Prices.

OIL AND GAS PROPPANTS

Revenue from our Oil and Gas Proppants segment increased 15% to approximately $21.8 million during the three months ended June 30, 2018. The increase in Revenue was primarily due to an increase in Sales Volume, which positively affected Revenue by approximately $3.1 million, partially offset by decreased gross sales prices that reduced Revenue by approximately $0.2 million.

Operating Loss for the quarter increased 33% to approximately $2.7 million. Included in the Operating Loss is approximately $1.6 million of start-up costs related to our build-out of our Utica, Illinois facility, which was completed in June 2018. Excluding the start-up costs at Utica, Operating Loss would have declined to approximately $1.1 million, due primarily to the increase in Sales Volume.

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

Information regarding our “Critical Accounting Policies” can be found in our Annual Report. The four critical accounting policies that we believe either require the use of the most judgment, or the selection or application of alternative accounting policies, and are material to our financial statements, are those relating to long-lived assets, goodwill, income taxes, and business combinations. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of the Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Net Cash Provided by Operating Activities	$81,909	$53,670
Investing Activities:
Additions to Property, Plant, and Equipment	(53,073)	(16,160)
Proceeds from Sale of Property, Plant, and Equipment	2,281	—
Net Cash Used in Investing Activities	(50,792)	(16,160)
Financing Activities:
Increase (Decrease) in Credit Facility	30,000	(25,000)
Dividends Paid to Stockholders	(4,790)	(4,853)
Purchase and Retirement of Common Stock	(52,344)	(1,880)
Proceeds from Stock Option Exercises	1,992	1,273
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(956)	(1,378)
Net Cash Provided by (Used in) Financing Activities	(26,098)	(31,838)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$5,019	$5,672

Cash flows from operating activities increased $28.2 million to $81.9 million during three months ended June 30, 2018. This increase was primarily attributable to increased earnings, dividends from our Joint Venture, and an increase in adjustments from noncash activity, which positively affected cash flows by approximately $11.4 million, $4.7 million, and $11.6 million, respectively. The impact on cash flows from changes in working capital was relatively flat.

Working capital increased $25.3 million to $304.7 million at June 30, 2018, primarily due to the increased Cash, Accounts Receivable, Prepaid and Other Assets, and decreased Accrued Liabilities of approximately $5.0 million, $42.4 million, $3.2 million, and $10.0 million, respectively, partially offset by increased Accounts Payable and decreased Inventory of approximately $19.7 million and $17.2 million, respectively. The increase in accounts and notes receivable was due primarily to increased Revenue during the quarter. The decrease in Inventory is due to increased Revenue and lower production resulting from scheduled outages at our cement plants. The increase in Accrued Liabilities is due primarily to settlement of the domestic wallboard anti-trust case during the fourth quarter of fiscal 2018.

The increase in Accounts and Notes Receivable at June 30, 2018, was primarily due to the increased Revenue during the three months ended June 30, 2018 as compared to the three months ended March 31, 2018. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 46% at June 30, 2018 and 50% at March 31, 2018. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our accounts receivable in our construction products and building materials businesses was identified at June 30, 2018. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of Notes Receivable was identified at June 30, 2018.

Our Inventory balance at June 30, 2018 declined approximately $17.2 million from our Inventory balance at March 31, 2018. Within Inventory, raw materials and materials-in-progress and repair parts decreased approximately $11.1 million and $5.8 million, respectively. The decline in raw materials and materials-in-progress and repair parts was due primarily to the maintenance outages at all of our cement plants during the quarter.  The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2018 was approximately $50.8 million, compared with $16.2 million in fiscal 2018, an increase of approximately $34.6 million. The increase was primarily related to capital expenditures in our Oil and Gas Proppants and Cement segments, which increased Cash Used in Investing Activities by approximately $27.0 million and $11.9 million, respectively. The increase in capital expenditures in the Oil and Gas Proppants segment was related to the build-out of our Utica, Illinois facility, which was completed in June 2018. The increase in capital expenditures in our Cement segment was primarily due to additions to our terminal network and upgrades to our plants. We anticipate spending between $30.0 million and $35.0 million on sustaining capital expenditures for all of our businesses during fiscal 2019.

Net Cash Used in Financing Activities was approximately $26.1 million during the three months ended June 30, 2018, compared with $31.8 million in fiscal 2018. The $5.7 million decrease in Net Cash Used in Financing Activities was primarily due to the $55.0 million increase in net borrowings, partially offset by a $50.4 million increase in the repurchase and retirement of common stock. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 31.3% and 30.8%, respectively, at June 30, 2018, compared with 30.5% and 30.1%, respectively, at March 31, 2018.

Debt Financing Activities

BANK CREDIT FACILITY

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by rating agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (LIBOR) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest payments ae due quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest payments are due at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less, and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $270.0 million of borrowings outstanding at June 30, 2018. Based on our Leverage Ratio, we had $222.2 million of available borrowings, net of the outstanding letters of credit, at June 30, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2018, we had $7.8 million of outstanding letters of credit.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally, and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (Q) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

PRIVATE PLACEMENT UNSECURED NOTES

On October 2, 2007, in a private placement transaction, we entered into a Note Purchase Agreement (the 2007 Note Purchase Agreement) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Unsecured Notes. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches.

At June 30, 2018, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions, and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its subsidiaries during such period. We were in compliance with all financial ratios and tests at June 30, 2018.

Pursuant to a Subsidiary Guaranty Agreement, substantially all of our subsidiaries have guaranteed the punctual payment of all principal, interest, and make-whole amounts (as defined in the 2007 Note Purchase Agreement) on the Series 2007A Senior Unsecured Notes, and the other payment and performance obligations of the Company contained in the 2007 Note Purchase Agreement. We are permitted, at our option and without penalty, to prepay from time to time at least 10% of the original aggregate principal amount of the Series 2007A Senior Unsecured Notes at 100% of the principal amount to be prepaid, together with interest accrued on such amount to be prepaid to the date of payment, plus a make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the Series 2007A Senior Unsecured Notes being prepaid at a discount rate equal to the sum of 50 basis points, and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Series 2007A Senior Unsecured Notes being prepaid.

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

Other than the Credit Facility, we have no other source of committed external financing in place. Should the Credit Facility be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business. Our Credit Facility is not rated by the rating agencies.

We do not have any off balance sheet debt, except for approximately $40.0 million of operating leases, which have an average remaining term of approximately fifteen years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At June 30, 2018, we had $7.8 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $26.2 million in performance bonds relating primarily to our mining operations.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Series 2007A Senior Unsecured Notes, 4.500% Senior Unsecured Notes, and borrowings under the Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Dividends

Dividends paid were $4.8 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2018	194,300	$100.50	194,300
May 1 through May 31, 2018	174,000	104.39	174,000
June 1 through June 30, 2018	132,000	111.03	132,000
Quarter 1 Totals	500,300	$104.62	500,300	3,689,128

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During the three months ended June 30, 2018, we repurchased 500,300 shares at an average price of $104.62. Subsequent to June 30, 2018, we repurchased an additional 126,000 shares through July 26, 2018, at an average price per share of $106.93. Including the share repurchases made subsequent to June 30, 2018, we have authorization to repurchase an additional 3,563,128 shares.

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

During the three months ended June 30, 2018, the Company withheld from employees 32,503 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Land and Quarries	$232	$3,274
Plants	39,749	29,391
Buildings, Machinery, and Equipment	13,092	24,273
Total Capital Expenditures	$53,073	$56,938

We anticipate maintenance capital expenditures will be approximately $30.0 million to $35.0 million for fiscal 2019. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving credit facility.  We expect capital expenditures in fiscal 2019 to be approximately $110.0 million to $125.0 million, including maintenance capital expenditures, investments related to the completion of the dry plant in Utica, Illinois, and investments to enhance our distribution capabilities and continue to improve our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time to time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. As of June 30, 2018, we have a $500.0 million Credit Facility, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $270.0 million of borrowings outstanding at June 30, 2018 would increase interest expense by approximately $2.7 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

Item 4. Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina, and the Northern District of Illinois, against the Company and the Company’s subsidiary, American Gypsum Company LLC (American Gypsum), alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws, and in some cases related provisions of state law. In addition to American Gypsum, the defendants in these lawsuits included certain other wallboard manufacturers. These cases were subsequently transferred and consolidated to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

The plaintiffs in the consolidated class action complaints asserted claims on behalf of purported classes of direct purchasers or end users of wallboard from January 1, 2012 to the present for unspecified monetary damages (including treble damages) and in some cases injunctive relief. The Company and American Gypsum denied all allegations that they conspired to increase the price of drywall and asserted affirmative defenses to the plaintiffs’ claims.

Following completion of the initial discovery, the Company and remaining co-defendants moved for summary judgment. On February 18, 2016 the court denied the Company’s motion for summary judgment.

On August 23, 2017, the court granted the direct purchaser plaintiffs’ motion for class certification and certified a class consisting of all persons or entities that purchased paper-backed gypsum wallboard in the United States from January 1, 2012 through January 31, 2013 directly from American Gypsum, the Company, Lafarge, New NGC, PABCO, USG, and/or L&W Supply Corporation (which was a subsidiary of USG Corporation during the class period). In addition, on August 24, 2017, the court denied the indirect purchaser’s motion for class certification.

On December 29, 2017 American Gypsum and the Company, as well as New NGC and PABCO, which are not affiliated with the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, New NGC, and PABCO in the direct purchaser class action. The Direct Purchaser Settlement Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement. On January 5, 2018 American Gypsum, New NGC, and PABCO entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC, and PABCO in the indirect purchaser class action. The Indirect Purchaser Settlement Agreement is conditioned on final approval of the District Court. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American Gypsum agreed to pay a total of approximately $39.1 million in cash to settle the claims against them. These claims were accrued at the time of the settlements, and during March 2018 we deposited approximately $38.8 million into a qualified settlement fund. The amount owed under the Direct Purchaser Settlement was paid in July 2018 after approval by the District Court.

In March 2015, a group of homebuilders filed a complaint against the defendants, including American Gypsum, based upon the same conduct alleged in the consolidated class action complaints. In March 2015, the JPML transferred this action to the multidistrict litigation already pending in the Eastern District of Pennsylvania. Effective May 8, 2018, American Gypsum and the homebuilder plaintiffs entered into a settlement agreement (the Homebuilder Settlement Agreement) to settle all claims made against American Gypsum. The Homebuilder Settlement Agreement, in which American Gypsum denies all wrongdoing, includes releases by the homebuilder plaintiffs of American Gypsum as well as its subsidiaries, affiliates, and other related parties, for the time period prior to and including the date of execution of the Homebuilder Settlement Agreement. Under the Homebuilder Settlement Agreement, American Gypsum agreed to pay a total of $6.0 million in cash to settle the claims against it. At March 31, 2018, we accrued the total amount of this settlement, and this amount was paid on May 18, 2018.

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice. We believe the investigation, although a separate proceeding, is related to the same subject matter at issue in the litigation described above, and we intend to fully cooperate with government officials. Given its preliminary nature, we are currently unable to determine the ultimate outcome of such investigation.

Item 1A. Risk Factors

We are affected by the level of demand in the construction industry.

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially affected our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve through calendar 2017 and into calendar 2018; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely affected by several factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential or commercial construction) could have a material adverse effect on our business, financial condition, and results of operations.

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

A majority of our revenue is from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. For example, many of our customers operate in the construction industry, which is affected by a variety of factors, such as general economic conditions, changes in interest rates, demographic and population shifts, levels of infrastructure spending, and other factors beyond our control. In addition, since our operations are in a variety of geographic markets, our businesses are subject to differing economic conditions in each such geographic market. Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations generally have an adverse effect on demand for our products and negatively affect the collectability of our receivables. In general, any downturns in these industries or regions could have a material adverse effect on our business, financial condition, and results of operations.

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

The inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the frac sand industry and related transloading operations. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use or handling of frac sand, may have the effect of discouraging our customers’ use of our frac sand. The actual or perceived health risks of mining, processing, and handling frac sand could materially and adversely affect frac sand producers and those who transload frac sand, including us, through reduced use of frac sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers. We are currently subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose and implement changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. We may not be able to comply with any new laws and regulations that are adopted and required modifications or cessation of operations at our affected operations could have a material adverse effect on those businesses.

We may incur significant costs in connection with pending and future litigation.

We are, or may become, party to various lawsuits, claims, investigations, and proceedings, including but not limited to personal injury, environmental, antitrust (including the DOJ investigation), tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations, or proceedings is often difficult to predict and could be adverse and material in amount. Development in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings including the judge’s rulings or judgments, settlements, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our results of operations and cash flows in a particular period. In addition, the defense of these lawsuits, claims, investigations, and proceedings may divert our management’s attention, and we may incur significant costs in defending these matters. See Part I Item 3. Legal Proceedings of this report.

Our results of operations are subject to significant changes in the cost and availability of fuel, energy and other raw materials.

Major cost components in each of our businesses are the costs of fuel, energy, and raw materials. Significant increases in the costs of fuel, energy, or raw materials, or substantial decreases in their availability could materially and adversely affect our sales and operating profits. Prices for fuel, energy, or raw materials used in connection with our businesses could change significantly in a short period of time for reasons outside our control. Prices for fuel and electrical power, which are significant components of the costs associated with our Gypsum Wallboard and Cement businesses, have fluctuated significantly in recent years and may increase in the future. In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin.

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

Our operations are subject to state, federal, and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations or expand or modify our facilities. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Additionally, any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use, or carbon taxes emission limitations or reductions, or otherwise.

We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties, other sanctions, or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future.

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

Our Credit Facility, Senior Unsecured Notes, and Private Placement Senior Unsecured Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

Increases in interest rates and inflation could adversely affect our business and demand for our products, which would have a negative effect on our results of operations.

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

We are continuing to pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure, and customer relationships. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Executive Summary.” Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties, and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining, or expanding customer relationships; as well as navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

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

This report and other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates, or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will,” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, plans, and objectives of management, future developments, or conditions in the industries in which we participate, including future prices for our products, audits, and legal proceedings to which we are a party, and other trends, developments, and uncertainties that may affect our business in the future.

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

Item 6. Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2019 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the Commission) on May 23, 2018 and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Special Situation Program for Fiscal Year 2019 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 23, 2018 and incorporated herein by reference. (1)

10.3*	Form of Management Non-Qualified Option Agreement (Performance). (1)
10.4*	Form of Management Non-Qualified Option Agreement (Time Vest). (1)
10.5*	Form of Management Restricted Stock Agreement (Performance). (1)
10.6*	Form of Management Restricted Stock Agreement (Time Vest). (1)
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 30, 2018	/s/ DAVID B. POWERS
David B. Powers President and Chief Executive Officer (principal executive officer)

July 30, 2018	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 30, 2018	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)