Form 10-Q
period 2018-09-30
EAGLE MATERIALS INC
filed 2018-10-30
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2018

Commission File Number 1-12984

EAGLE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)

75-2520779 (I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219 (Address of principal executive offices)

(214) 432-2000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of October 26, 2018, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	46,889,378

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except share and per share data)
Revenue	$381,499	$376,315	$775,255	$742,436
Cost of Goods Sold	283,568	279,561	585,690	559,623
Gross Profit	97,931	96,754	189,565	182,813
Equity in Earnings of Unconsolidated Joint Venture	10,173	11,955	19,424	21,831
Corporate General and Administrative Expense	(9,922)	(9,821)	(17,925)	(19,500)
Litigation Settlements and Losses	—	—	(1,800)	—
Other Non-Operating Income	428	887	999	1,644
Interest Expense, Net	(6,817)	(7,456)	(13,449)	(14,939)
Earnings before Income Taxes	91,793	92,319	176,814	171,849
Income Taxes	(19,190)	(28,957)	(37,872)	(53,605)
Net Earnings	72,603	63,362	138,942	118,244
EARNINGS PER SHARE
Basic	$1.54	$1.32	$2.93	$2.46
Diluted	$1.53	$1.31	$2.90	$2.43
AVERAGE SHARES OUTSTANDING
Basic	47,219,532	48,053,733	47,453,655	48,087,625
Diluted	47,563,818	48,504,767	47,853,472	48,579,984
CASH DIVIDENDS PER SHARE	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net Earnings	$72,603	$63,362	$138,942	$118,244
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	73	314	146	628
Tax expense	(17)	(117)	(34)	(234)
Comprehensive Earnings	$72,659	$63,559	$139,054	$118,638

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2018	2018
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$10,002	$9,315
Restricted Cash	—	38,753
Accounts and Notes Receivable, net	174,550	141,685
Inventories	238,869	258,159
Income Tax Receivable	5,924	5,750
Prepaid and Other Assets	7,751	5,073
Total Current Assets	437,096	458,735
Property, Plant, and Equipment -	2,636,249	2,586,528
Less: Accumulated Depreciation	(1,011,511)	(991,229)
Property, Plant, and Equipment, net	1,624,738	1,595,299
Notes Receivable	3,144	115
Investment in Joint Venture	60,482	60,558
Goodwill and Intangible Assets, net	237,738	239,342
Other Assets	16,314	13,954
Total Assets	$2,379,512	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$92,479	$73,459
Accrued Liabilities	62,223	105,870
Total Current Liabilities	154,702	179,329
Long-term Debt	631,257	620,922
Other Long-term Liabilities	31,099	31,096
Deferred Income Taxes	129,851	118,966
Total Liabilities	946,909	950,313
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 47,189,378 and 48,282,784 Shares, respectively	472	483
Capital in Excess of Par Value	7,752	122,379
Accumulated Other Comprehensive Losses	(3,900)	(4,012)
Retained Earnings	1,428,279	1,298,840
Total Stockholders’ Equity	1,432,603	1,417,690
	$2,379,512	$2,368,003

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,
	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$138,942	$118,244
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	62,176	59,253
Deferred Income Tax Provision	10,851	1,077
Stock Compensation Expense	7,559	7,235
Equity in Earnings of Unconsolidated Joint Venture	(19,424)	(21,831)
Distributions from Joint Venture	19,500	17,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(35,894)	(30,361)
Inventories	19,290	13,856
Accounts Payable and Accrued Liabilities	(24,399)	(14,905)
Other Assets	(3,551)	2,202
Income Taxes Payable (Receivable)	(174)	478
Net Cash Provided by Operating Activities	174,876	152,748
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(93,444)	(44,851)
Acquisition Spending	—	(36,761)
Proceeds from Sale of Property, Plant, and Equipment	2,281	—
Net Cash Used in Investing Activities	(91,163)	(81,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	10,000	(30,000)
Dividends Paid to Stockholders	(9,582)	(9,709)
Purchase and Retirement of Common Stock	(122,404)	(24,903)
Proceeds from Stock Option Exercises	1,992	20,426
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,785)	(2,455)
Net Cash Used in Financing Activities	(121,779)	(46,641)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(38,066)	24,495
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,068	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,002	$31,056

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2017	$485	$149,014	$1,061,347	$(7,396)	$1,203,450
Net Earnings	—	—	256,632	—	256,632
Stock Option Exercises and Restricted Share Vesting	3	24,261	—	—	24,264
Purchase and Retirement of Common Stock	(5)	(61,073)	—	—	(61,078)
Dividends to Stockholders	—	—	(19,404)	—	(19,404)
Stock Compensation Expense	—	14,079	—	—	14,079
Cumulative Impact of the Adoption of ASU 2016-09	—	713	(713)	—	—
Reclassification of Income Tax Effects to Retained Earnings	—	—	978	(978)	—
Shares Redeemed to Settle Employee Taxes	—	(4,974)	—	—	(4,974)
Other	—	359	—	—	359
Unfunded Pension Liability, net of tax	—	—	—	4,362	4,362
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	138,942	—	138,942
Stock Option Exercises and Restricted Share Vesting	—	1,992	—	—	1,992
Purchase and Retirement of Common Stock	(12)	(122,392)	—	—	(122,404)
Dividends to Stockholders	—	—	(9,503)	—	(9,503)
Stock Compensation Expense	1	7,558	—	—	7,559
Shares Redeemed to Settle Employee Taxes	—	(1,785)	—	—	(1,785)
Unfunded Pension Liability, net of tax	—	—	—	112	112
Balance at September 30, 2018	$472	$7,752	$1,428,279	$(3,900)	$1,432,603

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six-month periods ended September 30, 2018 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2018.

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

PENDING ADOPTION

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long‒term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of fiscal 2020, and we will adopt the standard using the modified retrospective approach. We are currently assessing the impact of the ASU on our consolidated financial statements and disclosures, as well as our internal lease accounting processes.

In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits the Company to elect not to evaluate under the new lease guidance land easements that existed or expired before the adoption of the ASU 2016-02 and that were not previously accounted for as leases. We will adopt ASU 2018-01 concurrently with the adoption of ASU 2016-02 in the first quarter of fiscal 2020.

(B) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $13.9 million and $14.6 million for the six months ended September 30, 2018 and 2017, respectively. Net payments made for federal and state income taxes during the six months ended September 30, 2018 and 2017 were $27.4 million and $52.4 million, respectively.

We have excluded approximately $5.2 million of non-cash investing activities from the September 30, 2017 Unaudited Consolidated Statement of Cash Flows.  The amounts excluded related to fixed asset additions that were accrued at September 30, 2017, and paid during October 2017.

(C) REVENUE

On April 1, 2018, we adopted the new accounting standard ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers” and all the related amendments to contracts using the modified retrospective method.  The adoption of ASU 2014-09 had no impact on our financial statements at the time of the adoption.

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard are originated by purchase orders from our customers, who are primarily third-party contractors and suppliers.  Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between 2018 and 2025. We also earn Revenue from transload services and storage; we recognize Revenue from these services when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck.  We invoice customers upon shipment, and our collection terms range from 30-65 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or transload location. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market‒based but are subject to certain contractual adjustments. Historically the pricing and volume requirements under certain of these contracts have been renegotiated during volatile market conditions. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until agreement is reached with the customer and not subject to the risk of reversal.

The Company offers certain of its customers, including those with long‒term supply agreements, rebates and incentives, which we treat as variable consideration. We adjust the amount of revenue recognized for the variable consideration using the most likely amount method based on past history and projected volumes in the rebate and incentive period.  Any amounts billed to customers for taxes are excluded from Revenue.

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

Other Non-Operating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (M) to the Unaudited Consolidated Financial Statements for disaggregation of Revenue by segment.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $9.1 million and $8.6 million at September 30, 2018 and March 31, 2018, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $3.8 million at September 30, 2018, of which approximately $0.7 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(E) STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2018, we repurchased 1,239,100 shares at an average price of $98.77. Subsequent to September 30, 2018, we repurchased an additional 300,000 shares through October 26, 2018, at an average price of $80.15. Including the repurchases subsequent to September 30, 2018, we have authorization to purchase an additional 2,650,328 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value, and consist of the following:

	September 30,	March 31,
	2018	2018
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$105,943	$121,628
Finished Cement	24,003	24,089
Aggregates	7,309	7,787
Gypsum Wallboard	7,612	8,477
Paperboard	9,793	8,602
Frac Sand	2,729	1,696
Repair Parts and Supplies	76,048	79,878
Fuel and Coal	5,432	6,002
	$238,869	$258,159

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31
	2018	2018
	(dollars in thousands)
Payroll and Incentive Compensation	$21,199	$25,290
Benefits	13,076	13,785
Interest	3,852	3,852
Property Taxes	8,292	5,422
Power and Fuel	1,473	1,545
Litigation Settlements	345	45,098
Rail Freight	2,012	—
Legal	2,185	1,435
Sales and Use Tax	929	890
Other	8,860	8,553
	$62,223	$105,870

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

Long-Term Compensation Plans

OPTIONS

In May 2018, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 62,179 performance vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2019 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2019 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2019. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2020 through 2022. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting to the same officers and key employees of 51,814 time vesting stock options, which vest ratably over four years (the Fiscal 2019 Employee Time Vesting Stock Option Grant).

In August 2018, we granted 1,741 options to members of the Board of Directors (the Fiscal 2019 Board of Directors Stock Option Grant). Options granted under the Fiscal 2019 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of the grant until their expiration of the tenth anniversary of the date of grant.

The Fiscal 2019 Employee Performance Stock Option Grant, the Fiscal 2019 Employee Time Vesting Stock Option Grant, and the Fiscal 2019 Board of Directors Stock Option Grant were valued at the grant date using the

Black‒Scholes option pricing model. The weighted average assumptions used in the Black-Scholes models to value the option awards in fiscal 2019 are as follows:

2018
Dividend Yield	1.3%
Expected Volatility	32.7%
Risk Free Interest Rate	2.9%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.0 million and $2.1 million for the three and six months ended September 30, 2018, respectively, and approximately $1.3 million and $2.2 million for the three and six months ended September 30, 2017, respectively. At September 30, 2018, there was approximately $8.5 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.7 years.

The following table represents stock option activity for the six months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	958,136	$72.52
Granted	115,734	$106.14
Exercised	(35,454)	$110.89
Cancelled	(2,197)	$100.88
Outstanding Options at End of Year	1,036,219	$76.77
Options Exercisable at End of Year	698,207	$69.16
Weighted Average Fair Value of Options Granted during the Year		$33.99

The following table summarizes information about stock options outstanding at September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	2.85	$23.27	65,912	$23.27
$33.43 - $37.34	84,582	3.71	$33.98	84,582	$33.98
$53.22 - $77.67	293,163	6.57	$71.27	188,311	$70.56
$79.73 - $106.24	592,562	7.50	$91.55	359,402	$85.12
	1,036,219	6.63	$76.77	698,207	$69.16

At September 30, 2018, the aggregate intrinsic value for outstanding and exercisable options was approximately $8.8 million and $11.2 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2018 was approximately $1.9 million.

RESTRICTED STOCK

In May 2018, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 57,756 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2019 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2019 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2019.  All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%.  If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2020 through 2022. The Compensation Committee also approved the granting to the same officers and key employees of 48,130 shares of time vesting restricted stock, which vest ratably over four years (the Fiscal 2019 Employee Restricted Stock Time Vesting Award). The Fiscal 2019 Employee Restricted Stock Performance Award and the Fiscal 2019 Employee Restricted Stock Time Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four‒year period.

In August 2018, we granted 15,950 shares of restricted stock to members of the Board of Directors (the Board of Directors Fiscal 2019 Restricted Stock Award), which vest six months after the grant date. The Board of Directors Fiscal 2019 Restricted Stock Award was valued at the closing price of the stock at the date of the grant and are being expensed over a six-month period.

The fair value of restricted stock is based on the stock price at the date of grant.  The following table summarizes the activity for nonvested restricted shares during the six months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Beginning of Year	328,059	$65.76
Granted	121,836	$105.13
Vested	(46,686)	$61.50
Forfeited	(1,990)	$100.88
Nonvested Restricted Stock at End of Year	401,219	$78.29

During the six months ended September 30, 2018, the weighted average grant date fair value of restricted shares granted was $105.13.

Expense related to restricted shares was approximately $3.1 million and $5.5 million for the three and six months ended September 30, 2018, respectively, and approximately $2.5 million and $5.0 million for the three and six months ended September 30, 2017, respectively. At September 30, 2018, there was approximately $24.5 million of unearned compensation from restricted stock, which will be recognized over a weighted average period of 2.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,984,117 at September 30, 2018.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Weighted Average Shares of Common Stock Outstanding	47,219,532	48,053,733	47,453,655	48,087,625
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	785,848	1,060,209	807,861	1,159,975
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(588,900)	(801,684)	(580,350)	(865,203)
Restricted Stock Units	147,338	192,509	172,306	197,587
Weighted Average Common Stock and Dilutive Securities Outstanding	47,563,818	48,504,767	47,853,472	48,579,984
Shares Excluded Due to Anti-dilution Effects	181,412	88,729	163,450	76,044

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$100	$153	$200	$404
Interest Cost of Projected Benefit Obligation	337	357	674	753
Expected Return on Plan Assets	(463)	(578)	(926)	(980)
Recognized Net Actuarial Loss	58	46	116	473
Amortization of Prior-Service Cost	15	60	30	150
Net Periodic Pension Cost	$47	$38	$94	$800

(K) INCOME TAXES

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, allows for the immediate 100% deductibility of certain capital expenditures, repeals the domestic production deduction, and further limits the deductibility of certain executive compensation.

In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout December 2018. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts through December 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service (IRS) and the FASB, as well as interpretations and assumptions made by the Company.

The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the Act, including limitations on the deductibility of certain executive compensation. Such estimates could change as additional information becomes available on these provisions of the Tax Act.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The tax rate for the six months ended September 30, 2018 was approximately 21%, which was lower than the tax rate of 31% for the six months ended September 30, 2017. The decline in the rate was primarily due to the passage of the Act and the corresponding changes in U.S. tax law mentioned above.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	March 31,
	2018	2018
	(dollars in thousands)
Bank Credit Facility	$250,000	$240,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	36,500
Total Debt	636,500	626,500
Less: Debt Origination Costs	(5,243)	(5,578)
Long-term Debt	$631,257	$620,922

Credit Facility

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (LIBOR) plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio); or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest is payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $250.0 million of borrowings outstanding at September 30, 2018. Based on our Leverage Ratio, we had $242.2 million of available borrowings, net of the outstanding letters of credit, at September 30, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2018, we had $7.8 million of outstanding letters of credit.

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

At September 30, 2018, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions, and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP; or (ii) consolidated Total Revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated Total Revenue of the Company and its Subsidiaries during such period.  We are in compliance with all financial ratios and tests at September 30, 2018.

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

We operate seven cement plants, one slag grinding facility, 18 cement distribution terminals, five gypsum wallboard plants, a gypsum wallboard distribution center, a recycled paperboard mill, 17 readymix concrete batch plants, four aggregates processing plants, two frac sand processing facilities, three frac sand drying facilities, and six frac sand trans-load locations. The principal markets for our cement products are Texas, Illinois, the central plains, Michigan, Iowa, the Rocky Mountains, northern Nevada, southern Ohio, and northern California. We distribute gypsum wallboard and recycled paperboard throughout the continental U.S., with the exception of the Northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area, the region north of Sacramento, California; and the greater Kansas City, Missouri area. Frac sand is currently sold into shale deposits across the United States. Other segment operations that are not material to our business are included in Other.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue -
Cement	$193,161	$191,650	$379,949	$374,585
Concrete and Aggregates	39,744	43,431	80,584	87,350
Gypsum Wallboard	129,609	123,068	272,024	249,881
Paperboard	41,277	45,359	86,410	89,772
Oil and Gas Proppants	19,080	22,022	40,838	40,932
Other	4,386	—	10,328	—
	427,257	425,530	870,133	842,520
Less: Intersegment Revenue	(20,279)	(23,215)	(42,135)	(45,914)
Less: Joint Venture Revenue	(25,479)	(26,000)	(52,743)	(54,170)
	$381,499	$376,315	$775,255	$742,436

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Intersegment Revenue -
Cement	$4,073	$4,654	$8,251	$9,583
Concrete and Aggregates	501	402	832	815
Paperboard	15,705	18,159	33,052	35,516
	$20,279	$23,215	$42,135	$45,914
Cement Sales Volume (M tons) -
Wholly Owned	1,339	1,343	2,614	2,611
Joint Venture	218	227	454	470
	1,557	1,570	3,068	3,081

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Operating Earnings -
Cement	$57,547	$58,752	$94,881	$101,933
Concrete and Aggregates	4,100	5,619	9,584	11,640
Gypsum Wallboard	45,671	39,575	96,151	83,396
Paperboard	8,609	6,517	18,603	11,455
Oil and Gas Proppants	(7,921)	(1,754)	(10,612)	(3,780)
Other	98	—	382	—
Sub-Total	108,104	108,709	208,989	204,644
Corporate General and Administrative Expense	(9,922)	(9,821)	(17,925)	(19,500)
Litigation Settlements and Losses	—	—	(1,800)	—
Other Non-Operating Income	428	887	999	1,644
Earnings Before Interest and Income Taxes	98,610	99,775	190,263	186,788
Interest Expense, net	(6,817)	(7,456)	(13,449)	(14,939)
Earnings Before Income Taxes	$91,793	$92,319	$176,814	$171,849
Cement Operating Earnings -
Wholly Owned	$47,374	$46,797	$75,457	$80,102
Joint Ventures	10,173	11,955	19,424	21,831
	$57,547	$58,752	$94,881	$101,933
Capital Expenditures -
Cement	$14,220	$13,014	$33,833	$20,732
Concrete and Aggregates	459	1,118	2,523	2,530
Gypsum Wallboard	4,124	5,219	6,479	10,861
Paperboard	5,345	659	6,410	1,423
Oil and Gas Proppants	14,827	13,781	42,463	14,360
Other, net	1,396	140	1,736	185
	$40,371	$33,931	$93,444	$50,091
Depreciation, Depletion and Amortization -
Cement	$12,746	$12,662	$25,667	$25,141
Concrete and Aggregates	2,052	1,929	4,105	3,844
Gypsum Wallboard	5,201	4,473	10,031	8,915
Paperboard	2,128	2,172	4,237	4,309
Oil and Gas Proppants	9,398	8,518	16,537	16,124
Corporate and Other	801	552	1,599	920
	$32,326	$30,306	$62,176	$59,253

	September 30,	March 31,
	2018	2018
	(dollars in thousands)
Identifiable Assets
Cement	$1,274,535	$1,247,504
Concrete and Aggregates	104,166	104,851
Gypsum Wallboard	378,902	386,041
Paperboard	127,026	123,819
Oil and Gas Proppants	428,356	401,421
Other, net	66,527	104,367
	$2,379,512	$2,368,003

Segment operating earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue, less direct operating expenses, segment Depreciation, and segment Selling, General and Administrative expenses. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets, miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Earnings

The segment breakdown of Goodwill is as follows:

	September 30,	March 31,
	2018	2018
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Corporate and Other	6,841	6,841
	$205,211	$205,211

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue	$51,859	$54,000	$107,510	$111,818
Gross Margin	$21,877	$24,938	$42,018	$46,251
Earnings Before Income Taxes	$20,345	$23,910	$38,849	$43,662

	September 30,	March 31,
	2018	2018
	(dollars in thousands)
Current Assets	$67,861	$71,089
Non-Current Assets	$67,679	$66,856
Current Liabilities	$18,191	$20,671

(N) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Interest Income	$(110)	$(3)	$(112)	$(6)
Interest Expense	6,660	7,153	13,002	14,329
Other Expenses	267	306	559	616
Interest Expense, net	$6,817	$7,456	$13,449	$14,939

Interest Income includes interest on investments of excess cash. Components of Interest Expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Credit Facility. Other Expenses include amortization of debt issuance costs and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2018, we had contingent liabilities under these outstanding letters of credit of approximately $7.8 million.

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, management believes these indemnifications will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees.

We are currently contingently liable for performance under $27.7 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina, and the Northern District of Illinois, against the Company and the Company’s subsidiary, American Gypsum Company LLC (American Gypsum), alleging that the defendant wallboard manufacturers conspired to fix the price of drywall sold in the United States in violation of federal antitrust laws, and in some cases related provisions of state law.  In addition to American Gypsum, the defendants in these lawsuits included certain other wallboard manufacturers. These cases were subsequently transferred and consolidated to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

On December 29, 2017, American Gypsum and the Company, as well as New NGC and PABCO, which are not affiliated with the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, New NGC, and PABCO in the direct purchaser class action. The Direct Purchaser Settlement

Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012, through the date of execution of the Direct Purchaser Settlement Agreement. On January 5, 2018, American Gypsum, New NGC, and PABCO entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC, and PABCO in the indirect purchaser class action. The Indirect Purchaser Settlement Agreement was approved by the District Court on October 26, 2018. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American Gypsum agreed to pay a total of approximately $39.1 million in cash to settle the claims against them.  These claims were accrued at the time of the settlements, and during March 2018 we deposited approximately $38.8 million into a qualified settlement fund. The amount accrued under the Direct Purchaser Settlement Agreement was paid in July 2018 after approval by the District Court.

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

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice. We believe the investigation, although a separate proceeding, was related to the same subject matter at issue in the litigation described above. On August 24, 2018, the Antitrust Division notified us that the investigation has been closed.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes and Private Placement Senior Unsecured Notes at September 30, 2018 is as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	37,303
4.500% Senior Unsecured Notes Due 2026	349,836

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Restricted Cash, Accounts and Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2018 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at September 30, 2018.

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$381,499	$—	$381,499
Cost of Goods Sold	—	283,568	—	283,568
Gross Profit	—	97,931	—	97,931
Equity in Earnings of Unconsolidated Joint Venture	10,173	10,173	(10,173)	10,173
Equity in Earnings of Subsidiaries	75,030	—	(75,030)	—
Corporate General and Administrative Expenses	(9,090)	(832)	—	(9,922)
Legal Settlements	—	—	—	—
Other Non-Operating Income	(126)	554	—	428
Interest Expense, net	(6,806)	(11)	—	(6,817)
Earnings before Income Taxes	69,181	107,815	(85,203)	91,793
Income Taxes	3,421	(22,611)	—	(19,190)
Net Earnings	$72,602	$85,204	$(85,203)	$72,603
Net Earnings	$72,602	$85,204	$(85,203)	$72,603
Net Actuarial Change in Benefit Plans, net of tax	56	56	(56)	56
Comprehensive Earnings	$72,658	$85,260	$(85,259)	$72,659

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$376,315	$—	$376,315
Cost of Goods Sold	—	279,561	—	279,561
Gross Profit	—	96,754	—	96,754
Equity in Earnings of Unconsolidated Joint Venture	11,955	11,955	(11,955)	11,955
Equity in Earnings of Subsidiaries	64,496	—	(64,496)	—
Corporate General and Administrative Expenses	(9,178)	(643)	—	(9,821)
Other Non-Operating Income	(179)	1,066	—	887
Interest Expense, net	(13,833)	6,377	—	(7,456)
Earnings before Income Taxes	53,261	115,509	(76,451)	92,319
Income Taxes	10,101	(39,058)	—	(28,957)
Net Earnings	$63,362	$76,451	$(76,451)	$63,362
Net Earnings	$63,362	$76,451	$(76,451)	63,362
Net Actuarial Change in Benefit Plans, net of tax	197	197	(197)	197
Comprehensive Earnings	$63,559	$76,648	$(76,648)	$63,559

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$775,255	$—	$775,255
Cost of Goods Sold	—	585,690	—	585,690
Gross Profit	—	189,565	—	189,565
Equity in Earnings of Unconsolidated Joint Venture	19,424	19,424	(19,424)	19,424
Equity in Earnings of Subsidiaries	142,288	—	(142,288)	—
Corporate General and Administrative Expenses	(15,819)	(2,106)	—	(17,925)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(219)	1,218	—	999
Interest Expense, net	(13,424)	(25)	—	(13,449)
Earnings before Income Taxes	132,250	206,276	(161,712)	176,814
Income Taxes	6,692	(44,564)	—	(37,872)
Net Earnings	$138,942	$161,712	$(161,712)	$138,942
Net Earnings	$138,942	$161,712	$(161,712)	$138,942
Net Actuarial Change in Benefit Plans, net of tax	112	112	(112)	112
Comprehensive Earnings	$139,054	$161,824	$(161,824)	$139,054

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$742,436	$—	$742,436
Cost of Goods Sold	—	559,623	—	559,623
Gross Profit	—	182,813	—	182,813
Equity in Earnings of Unconsolidated Joint Venture	21,831	21,831	(21,831)	21,831
Equity in Earnings of Subsidiaries	122,792	—	(122,792)	—
Corporate General and Administrative Expenses	(17,826)	(1,674)	—	(19,500)
Other Non-Operating Income	(346)	1,990	—	1,644
Interest Expense, net	(26,795)	11,856	—	(14,939)
Earnings before Income Taxes	99,656	216,816	(144,623)	171,849
Income Taxes	18,588	(72,193)	—	(53,605)
Net Earnings	$118,244	$144,623	$(144,623)	$118,244
Net Earnings	$118,244	$144,623	$(144,623)	118,244
Net Actuarial Change in Benefit Plans, net of tax	394	394	(394)	394
Comprehensive Earnings	$118,638	$145,017	$(145,017)	$118,638

Condensed Consolidating Balance Sheet At September 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$7,584	$2,418	$—	$10,002
Restricted Cash	—	—	—	—
Accounts and Notes Receivable	394	174,156	—	174,550
Inventories	—	238,869	—	238,869
Income Tax Receivable	5,924	—	—	5,924
Prepaid and Other Current Assets	379	7,372	—	7,751
Total Current Assets	14,281	422,815	—	437,096
Property, Plant, and Equipment -	4,521	2,631,728	—	2,636,249
Less: Accumulated Depreciation	(1,167)	(1,010,344)	—	(1,011,511)
Property, Plant and Equipment, net	3,354	1,621,384	—	1,624,738
Notes Receivable	—	3,144	—	3,144
Investment in Joint Venture	70	60,412	—	60,482
Investments in Subsidiaries and Receivables from Affiliates	2,385,185	312,633	(2,697,818)	—
Goodwill and Intangible Assets, net	—	237,738	—	237,738
Other Assets	5,319	10,995	—	16,314
	$2,408,209	$2,669,121	$(2,697,818)	$2,379,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,586	$85,893	$—	$92,479
Accrued Liabilities	19,211	43,012	—	62,223
Total Current Liabilities	25,797	128,905	—	154,702
Long-term Debt	631,257	—	—	631,257
Other Long-term Liabilities	47	31,052	—	31,099
Payables to Affiliates	312,633	5,748,333	(6,060,966)	—
Deferred Income Taxes	5,872	123,979	—	129,851
Total Liabilities	975,606	6,032,269	(6,060,966)	946,909
Total Stockholders’ Equity	1,432,603	(3,363,148)	3,363,148	1,432,603
	$2,408,209	$2,669,121	$(2,697,818)	$2,379,512

Condensed Consolidating Balance Sheet At March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,784	$3,531	$—	$9,315
Restricted Cash	38,753	—	—	38,753
Accounts and Notes Receivable	407	141,278	—	141,685
Inventories	—	258,159	—	258,159
Income Tax Receivable	109,510	—	(103,760)	5,750
Prepaid and Other Current Assets	665	4,408	—	5,073
Total Current Assets	155,119	407,376	(103,760)	458,735
Property, Plant, and Equipment -	3,188	2,583,340	—	2,586,528
Less: Accumulated Depreciation	(1,089)	(990,140)	—	(991,229)
Property, Plant and Equipment, net	2,099	1,593,200	—	1,595,299
Notes Receivable	—	115	—	115
Investment in Joint Venture	70	60,488	—	60,558
Investments in Subsidiaries and Receivables from Affiliates	2,718,809	762,340	(3,481,149)	—
Goodwill and Intangible Assets, net	—	239,342	—	239,342
Other Assets	5,417	8,537	—	13,954
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,591	$67,868	$—	$73,459
Accrued Liabilities	67,387	38,483	—	105,870
Income Tax Payable	—	103,760	(103,760)	—
Total Current Liabilities	72,978	210,111	(103,760)	179,329
Long-term Debt	620,922	—	—	620,922
Other Long-term Liabilities	124	30,972	—	31,096
Payables to Affiliates	762,340	5,608,236	(6,370,576)	—
Deferred Income Taxes	7,460	111,506	—	118,966
Total Liabilities	1,463,824	5,960,825	(6,474,336)	950,313
Total Stockholders’ Equity	1,417,690	(2,889,427)	2,889,427	1,417,690
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003

Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(69,161)	$244,037	$—	$174,876
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(1,133)	(92,311)	—	(93,444)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281	—	2,281
Net Cash Used in Investing Activities	(1,133)	(90,030)	—	(91,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	10,000	—	—	10,000
Dividends Paid to Stockholders	(9,582)	—	—	(9,582)
Purchase and Retirement of Common Stock	(122,404)	—	—	(122,404)
Proceeds from Stock Option Exercises	1,992	—	—	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,785)	—	—	(1,785)
Intra-entity Activity, net	155,120	(155,120)	—	—
Net Cash Provided by (Used in) Financing Activities	33,341	(155,120)	—	(121,779)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(36,953)	(1,113)	—	(38,066)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,584	$2,418	$—	$10,002

Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$21,447	$131,301	$—	$152,748
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant, and Equipment Additions	—	(44,851)	—	(44,851)
Acquisition Spending	—	(36,761)	—	(36,761)
Net Cash Used in Investing Activities	—	(81,612)	—	(81,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(30,000)	—	—	(30,000)
Dividends Paid to Stockholders	(9,709)	—	—	(9,709)
Purchase and Retirement of Common Stock	(24,903)	—	—	(24,903)
Proceeds from Stock Option Exercises	20,426	—	—	20,426
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,455)	—	—	(2,455)
Intra-entity Activity, net	49,072	(49,072)	—	—
Net Cash Provided by (Used in) Financing Activities	2,431	(49,072)	—	(46,641)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	23,878	617	—	24,495
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$29,062	$1,994	$—	$31,056

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas exploration and extraction. Financial results and other information for the three and six months ended September 30, 2018 and 2017, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

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

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the Wildcat Acquisition). Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States. The purchase price of the Wildcat Acquisition was approximately $36.8 million, and the results of the operations of Wildcat Minerals are included in our results for the period from July 27, 2017 through March 31, 2018, and for the six months ended September 30, 2018.

MARKET CONDITIONS AND OUTLOOK

We continue to see modest improvement in the demand for our construction products. We expect to continue benefiting from an expanding U.S. economic cycle and from projected population growth in our major markets, both of which are anticipated to increase commercial and residential construction. In addition, increased infrastructure spending would positively affect our Heavy Materials sector, comprising the Cement and Concrete and Aggregates segments.

Our cement sales network stretches across the central U.S., both east to west and north to south. Demand for cement in most of our markets has improved compared with last year; however, several of our markets have been affected by unseasonably wet weather.  If the wet weather continues throughout the fiscal third quarter, demand for cement in these markets will be negatively affected. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity. We expect the extent of volume and pricing improvements to vary in each of our cement markets.

In the Light Materials sector, wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling activity.  Industry shipments of gypsum wallboard were approximately 25.3 billion square feet in calendar 2017, and are on a similar pace this year.

We expect our recycled paperboard sales volume to remain consistent as we are close to our current production capacity. The outlook for fiscal 2019 is for waste paper prices, namely OCC, to decrease compared with fiscal 2018. Our sales contracts include a price adjustment mechanism lined to raw materials (triggered by changes in the cost of fiber and energy). These price increases are allowed only at specified times, and increases in the cost of fiber may have a negative effect on Operating Earnings in the interval before the sales price of finished paper adjusts.

Our Oil and Gas Proppants business experienced a decline in the demand for its products during the quarter. During the quarter, pricing for our frac sand came under pressure as overall frac sand demand declined, primarily in the Permian Basin, where oil pipeline capacity limitations have reduced completion activity leading to excess frac sand in the marketplace.  We expect these conditions to persist into calendar 2019.

During the early part of calendar 2018, railway and trucking congestion delayed some shipments of our finished products and increased the cost of moving our products. Because of the high freight utilization, we experienced an increase in freight costs of approximately 10% to 12% in the first half of fiscal 2019. The increased freight costs will primarily affect our Cement, Wallboard, and Oil and Gas Proppants segments for outbound products and will increase the cost of inbound raw materials in all segments.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED September 30, 2018 Compared with THREE AND SIX MONTHS ENDED September 30, 2017

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except per share)
Revenue	$381,499	$376,315	1%	$775,255	$742,436	4%
Cost of Goods Sold	(283,568)	(279,561)	1%	(585,690)	(559,623)	5%
Gross Profit	97,931	96,754	1%	189,565	182,813	4%
Equity in Earnings of Unconsolidated Joint Venture	10,173	11,955	(15)%	19,424	21,831	(11)%
Corporate General and Administrative	(9,922)	(9,821)	1%	(17,925)	(19,500)	(8)%
Litigation Settlements and Losses	—	—	—	(1,800)	—	—
Other Non-Operating Income	428	887	(52)%	999	1,644	(39)%
Interest Expense, net	(6,817)	(7,456)	(9)%	(13,449)	(14,939)	(10)%
Earnings Before Income Taxes	91,793	92,319	(1)%	176,814	171,849	3%
Income Tax Expense	(19,190)	(28,957)	(34)%	(37,872)	(53,605)	(29)%
Net Earnings	$72,603	$63,362	15%	$138,942	$118,244	18%
Diluted Earnings per Share	$1.53	$1.31	17%	$2.90	$2.43	19%

REVENUE

Revenue increased by $5.2 million, or 1%, to $381.5 million for the three months ended September 30, 2018. Revenue from the Wildcat Acquisition positively affected Revenue by approximately $4.4 million. The remainder of the Revenue increase resulted from increased Average Net Sales Prices of approximately $9.0 million, partially offset by a decline in Sales Volume of approximately $8.2 million.

Revenue increased by $32.9 million, or 4%, to $775.3 million for the six months ended September 30, 2018. Revenue from the Wildcat Acquisition positively affected Revenue by approximately $10.3 million. The remainder of the Revenue increase resulted from increased Average Net Sales Prices of approximately $22.8 million, partially offset by lower Sales Volume of approximately $0.2 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $4.0 million, or 1%, to $283.6 million for the three months ended September 30, 2018. Approximately $4.3 million of the increase was related to the Wildcat Acquisition. Excluding the increase related to the Wildcat Acquisition, Cost of Goods Sold decreased by approximately $0.3 million. The decrease was related to lower Sales Volume, which reduced Cost of Goods Sold by approximately $3.6 million, partially offset by increased operating costs of approximately $3.3 million. The increase in operating costs was related to all of our segments except Recycled Paperboard.

Cost of Goods Sold increased by $26.1 million, or 5%, to $585.7 million for the six months ended September 30, 2018. Approximately $9.9 million of the increase was related to the Wildcat Acquisition. The remaining increase was related to higher Sales Volume and operating costs, which increased Cost of Goods Sold by approximately $5.8 million and $10.4 million, respectively. The increase in operating costs was related to all of our segments except Recycled Paperboard.

GROSS PROFIT

Gross Profit increased 1% to $97.9 million during the three months ended September 30, 2018. Approximately $0.1 million of the increase in Gross Profit was attributable to the Wildcat Acquisition, while the remaining increase was primarily related to increased Average Net Sales Prices, partially offset by lower Sales Volume and increased operating cost, as noted above. The gross margin remained consistent at approximately 26%.

Gross Profit increased 4% to $189.6 million during the six months ended September 30, 2018. Approximately $0.4 million of the increase in Gross Profit was attributable to the Wildcat Acquisition, while the remaining increase was primarily related to increased Average Net Sales Prices and Sales Volume, partially offset by increased operating costs. The gross margin remained consistent at approximately 25%.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $1.8 million, or 15%, for the three months ended September 30, 2018. The decrease was primarily due to lower Sales Volume and increased operating costs, which reduced operating earnings by approximately $0.5 million and $1.3 million, respectively. The increase in operating costs was primarily due to freight and purchased cement, which rose by approximately $0.6 million and $0.4 million, respectively.

Equity in Earnings of our Unconsolidated Joint Venture decreased $2.4 million, or 11%, for the six months ended September 30, 2018. The decrease was primarily due to lower Average Net Sales Prices and Sales Volume, and increased operating costs, which reduced operating earnings by approximately $0.3 million, $0.7 million, and $1.4 million, respectively. The increase in operating costs was primarily due to freight and energy, which rose by approximately $1.3 million and $0.3 million, respectively, partially offset by lower maintenance costs of approximately $0.5 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased approximately $0.1 million, or 1%, for the three months ended September 30, 2018. The increase was due primarily to an increase in salary and incentive compensation expenses of approximately $0.4 million, partially offset by lower legal expenses of approximately $0.3 million.

Corporate General and Administrative expenses declined approximately $1.6 million, or 8%, for the six months ended September 30, 2018. The decrease was due primarily to the reduction of approximately $0.4 million and $1.2 million in salary and incentive compensation, and legal expenses, respectively.

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

INTEREST EXPENSE, NET

Interest Expense, net, decreased approximately $0.7 million, or 9% during the three months ended September 30, 2018. The reduction in Interest Expense, net was due primarily to lower interest on our Private Placement Senior Unsecured Notes of approximately $1.2 million, and the capitalization of approximately $0.3 million related to the build-out of our Utica, Illinois frac sand facility. These reductions were partially offset by an increase in interest expense related to our Credit Facility of approximately $1.0 million. The decrease in interest related to the Private Placement Senior Unsecured Notes was due to the maturing of approximately $81.2 million during October and November 2017. The increase in interest related to the Credit Facility was due primarily to higher average outstanding balances because of payment of the maturing Private Placement Senior Unsecured Notes.

Interest Expense, net, decreased approximately $1.6 million, or 10% during the six months ended September 30, 2018. The reduction in Interest Expense, net was due primarily to lower interest on our Private Placement Senior Unsecured Notes of approximately $2.3 million, and the capitalization of approximately $0.9 million related to the build-out of our Utica, Illinois frac sand facility. These reductions were partially offset by an increase in interest expense related to our Credit Facility of approximately $1.9 million. The decrease in interest related to the Private Placement Senior Unsecured Notes was due to the maturing of approximately $81.2 million during October and November 2017. The increase in interest related to the Credit Facility was due primarily to higher average outstanding balances because of payment of the maturing Private Placement Senior Unsecured Notes.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $91.8 million during the three months ended September 30, 2018, primarily due to lower Equity in Earnings of Unconsolidated Joint Venture and Other Non-Operating Income, partially offset by higher Gross Profit.

Earnings Before Income Taxes increased to $176.8 million during the six months ended September 30, 2018, primarily due to higher Gross Profit and reduced Corporate and General and Administrative expense, partially offset by increased Litigation Settlements and Losses, and reduced Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense decreased 34% to $19.2 million for the three months ended September 30, 2018, and the effective tax rate declined to 21% from 31% in fiscal 2018. The reduction in the rate was primarily due to the Tax Cuts and Jobs Act, which reduced corporate income tax rates from 35% to 21% beginning January 1, 2018.

Income Tax Expense decreased 29% to $37.9 million for the six months ended September 30, 2018, and the effective tax rate declined to 21% from 31% in the prior-year period. The reduction in the rate was primarily due to the Tax Cuts and Jobs Act, which reduced corporate income tax rates from 35% to 21% beginning January 1, 2018.

NET EARNINGS AND DILUTED EARNINGS PER SHARE

Net Earnings increased 15% for the three months ended September 30, 2018 to $72.6 million. Diluted Earnings per Share increased 17% to $1.53 per share.

Net Earnings increased 18% for the six months ended September 30, 2018 to $138.9 million. Diluted Earnings per Share increased 19% to $2.90 per share.

The following table highlights certain operating information related to our business segments:

THREE and six MONTHS ENDED september 30, 2018 Compared with THREE and six MONTHS ENDED september 30, 2017

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands, except net sales prices)
Revenue (1)
Cement (2)	$193,161	$191,650	1%	$379,949	$374,585	1%
Concrete and Aggregates	39,744	43,431	(8)%	80,584	87,350	(8)%
Gypsum Wallboard	129,609	123,068	5%	272,024	249,881	9%
Recycled Paperboard	41,277	45,359	(9)%	86,410	89,772	(4)%
Oil and Gas Proppants	19,080	22,022	(13)%	40,838	40,932	—
Other	4,386	—	—	10,328	—	—
Gross Revenue	427,257	425,530	0%	870,133	842,520	3%
Less: Inter-Segment Revenue	(20,279)	(23,215)	(13)%	(42,135)	(45,914)	(8)%
Less: Joint Venture Revenue	(25,479)	(26,000)	(2)%	(52,743)	(54,170)	(3)%
Net Revenue	$381,499	$376,315	1%	$775,255	$742,436	4%
Sales Volume
Cement (M Tons) (2)	1,557	1,570	(1)%	3,068	3,081	—
Concrete (M Yards)	290	333	(13)%	609	690	(12)%
Aggregates (M Tons)	1,013	1,049	(3)%	1,869	1,944	(4)%
Gypsum Wallboard (MMSF)	629	651	(3)%	1,339	1,305	3%
Recycled Paperboard (M Tons)	79	79	—	161	158	2%
Frac Sand (M Tons)	398	389	2%	764	704	9%
Average Net Sales Prices (3)
Cement (2)	$107.56	$106.96	1%	$108.12	$106.95	1%
Concrete	103.72	100.66	3%	102.64	99.78	3%
Aggregates	9.38	9.26	1%	9.55	9.24	3%
Gypsum Wallboard	165.01	153.71	7%	162.73	156.37	4%
Recycled Paperboard	508.17	561.26	(9)%	520.36	555.48	(6)%
Operating Earnings (Loss)
Cement (2)	$57,547	$58,752	(2)%	$94,881	$101,933	(7)%
Concrete and Aggregates	4,100	5,619	(27)%	9,584	11,640	(18)%
Gypsum Wallboard	45,671	39,575	15%	96,151	83,396	15%
Recycled Paperboard	8,609	6,517	32%	18,603	11,455	62%
Oil and Gas Proppants	(7,921)	(1,754)	(352)%	(10,612)	(3,780)	(181)%
Other	98	—	—	382	—	—
Net Operating Earnings	$108,104	$108,709	(1)%	$208,989	$204,644	2%
(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

CEMENT

Cement Revenue was $193.1 million, a 1% increase, for the three months ended September 30, 2018. The increase was primarily due to a 1% increase in Average Net Sales Prices, which improved Cement Revenue by approximately $3.0 million, partially offset by lower Sales Volume which negatively affected Revenue by approximately $1.5 million, respectively.

Cement Operating Earnings declined 2% to $57.5 million for the three months ended September 30, 2018. The decrease was due primarily to increased operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $3.6 million and $0.6 million, respectively, partially offset by increased Average Net Sales Prices of approximately $3.0 million. The increase in operating costs was due primarily to higher freight and energy costs of approximately $2.4 million and $0.9 million, respectively. The operating margin fell to 30% from 31%, primarily because of increased operating costs, partially offset by the increase in Average Net Sales Prices.

Cement Revenue was $380.0 million, a 1% increase, for the six months ended September 30, 2018. The increase was primarily due to a 1% increase in Average Net Sales Prices, which improved Cement Revenue by approximately $6.9 million, partially offset by lower Sales Volume which negatively affected Revenue by approximately $1.5 million.

Cement Operating Earnings declined 7% to $94.9 million for the six months ended September 30, 2018. The decrease was due primarily to increased operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $13.3 million and $0.7 million, respectively, partially offset by increased Average Net Sales Prices of approximately $6.9 million. The increase in operating costs was due primarily to increased maintenance, freight, and energy costs of approximately $5.5 million, $4.6 million, and $2.8 million, respectively. The increase in maintenance costs was due to timing of the annual maintenance outage at our Fairborn Cement plant. We performed an outage at Fairborn after our purchase of the plant in March 2017, therefore there was no outage in the six months ended September 30, 2017. The operating margin fell to 25% from 27%, primarily because of increased operating costs, partially offset by the increase in Average Net Sales Prices.

CONCRETE AND AGGREGATES

Concrete and Aggregates Revenue decreased 8% to $39.8 million for the three months ended September 30, 2018. The primary reason for the decrease in Revenue was the reduction in Sales Volume for concrete and aggregates of 13% and 3%, respectively, which adversely affected Revenue by approximately $4.6 million. This was partially offset by the increase in Average Net Sales Prices for concrete and aggregates of 3% and 1%, respectively, which positively affected Revenue by approximately $0.9 million.

Operating Earnings declined 27% to approximately $4.1 million. The decline resulted from increased operating costs and lower Sales Volume, which depressed Operating Earnings by approximately $1.5 million and $0.9 million, respectively. This decrease was partially offset by increased Average Net Sales Prices of approximately $0.9 million. The increase in operating costs was primarily due to increased cost of materials and maintenance of approximately $1.2 million and $0.6 million, respectively.

Concrete and Aggregates Revenue decreased 8% to $80.6 million for the six months ended September 30, 2018. The primary reason for the decrease in Revenue was the reduction in Sales Volume for concrete and aggregates of 12% and 4%, respectively, which adversely affected Revenue by approximately $8.8 million. This was partially offset by the 3% increase in Average Net Sales Prices for both concrete and aggregates, which positively affected Revenue by approximately $2.0 million.

Operating Earnings declined 18% to approximately $9.6 million. The decline resulted from increased operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $3.0 million and $1.1 million, respectively. This decrease was partially offset by increased Average Net Sales Prices of approximately $2.0 million. The increase in operating costs was primarily due to increased cost of materials and maintenance of approximately $2.2 million and $0.7 million, respectively.

GYPSUM WALLBOARD

Gypsum Wallboard Revenue increased 5% to $129.6 million for the three months ended September 30, 2018, primarily due to a 7% increase in gross sales prices. The increase in gross sales prices positively affected Revenue by approximately $10.7 million, partially offset by a decline in Sales Volume which negatively affected Revenue by approximately $4.2 million. During the quarter, our southeastern wallboard market was disrupted by Hurricane Florence which drove the majority of the Sales Volume decline. Our market share was essentially unchanged during the fiscal second quarter.

Operating Earnings increased 15% to $45.7 million, primarily due to the increase in gross sales prices, which positively affected Operating Earnings by approximately $10.7 million. These increases were partially offset by lower Sales Volume and increased freight of approximately $1.3 million and $3.3 million, respectively. The operating margin increased to 35%, primarily due to higher gross sales prices. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Gypsum Wallboard Revenue increased 9% to $272.0 million for the six months ended September 30, 2018, due to increases in both gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Revenue by approximately $15.6 million and $6.5 million, respectively. Our market share was essentially unchanged during the six-month period.

Operating Earnings increased 15% to $96.2 million, primarily due to the increase in gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $15.6 million and $2.2 million, respectively. These increases were partially offset by increased operating costs of approximately $5.0 million.  The increase in operating costs was primarily related to freight, which raised operating costs by approximately $7.2 million, partially offset by decreased other production costs of approximately $1.9 million. The operating margin increased to 35%, primarily due to the increase in gross sales prices, partially offset by increased operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

Recycled Paperboard Revenue decreased 9% to $41.3 million during the three months ended September 30, 2018. The decrease in Revenue was primarily due to the 9% decrease in Average Net Sales Prices, which adversely affected Revenue by $3.9 million. The decrease in Average Net Sales Prices was due to the pricing provisions in our long-term sales agreements, which are tied to input costs.

Operating Earnings increased 32% to $8.6 million, primarily due to lower operating costs, which positively affected Operating Earnings by approximately $6.0 million, partially offset by lower Average Net Sales Prices, which negatively affected Operating Earnings by approximately $3.9 million. The decrease in operating costs was primarily related to lower input costs, mainly recycled fiber, which positively affected Operating Earnings by approximately $6.1 million, partially offset by increased freight costs of approximately $0.4 million. Operating margin increased to 21% from 14%, primarily because of lower operating costs, partially offset by lower Average Net Sales Prices.

Recycled Paperboard Revenue decreased 4% to $86.4 million during the six months ended September 30, 2018. The decrease in Revenue was due to the 6% decrease in Average Net Sales Prices, which negatively affected Revenue by $5.1 million, partially offset by higher Sales Volumes, which positively affected Revenue by approximately $1.7 million. The decrease in Average Net Sales Prices was due to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 62% to $18.6 million, primarily due to increased Sales Volume and lower operating costs, which positively affected Operating Earnings by approximately $0.2 million and $12.0 million, respectively.  These increases were partially offset by lower Average Net Sales Prices of approximately $5.1 million. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $12.3 million. Operating margin increased to 22% from 13%, primarily because of lower operating costs, partially offset by lower Average Net Sales Prices.

OIL AND GAS PROPPANTS

Revenue from our Oil and Gas Proppants segment decreased 13% to approximately $19.1 million during the three months ended September 30, 2018. The decrease in Revenue was primarily due to lower gross sales prices, which negatively affected Revenue by approximately $3.5 million, partially offset by an increase in Sales Volume, which positively affected Revenue by approximately $0.5 million.

Operating Loss for the quarter increased 352% to approximately $7.9 million, primarily due to lower gross sales prices and increased operating costs, which increased the operating loss by approximately $3.5 million and $2.7 million, respectively. The increase in operating cost is primarily due to increased maintenance, depreciation on the new drying facility in Utica, Illinois, and leasing costs for rail cars, which increased operating loss by approximately $0.6 million, $1.0 million, and $0.8 million, respectively.

Revenue from our Oil and Gas Proppants segment was relatively flat at approximately $40.8 million during the six months ended September 30, 2018. Sales Volumes increased 9% during the period, which positively affected Revenue by $3.5 million. This was offset by lower gross sales prices, which negatively affected Revenue by approximately $3.6 million.

Operating Loss for the quarter increased 181% to approximately $10.6 million. Included in the Operating Loss is approximately $1.6 million of start-up costs related to the build-out of our Utica, Illinois facility, which was completed in June 2018. Excluding the start-up costs at Utica, Operating Loss would have been approximately $9.1 million, due primarily to the decrease in gross sales price of approximately $3.6 million and increase in operating costs of approximately $1.3 million. The increase in operating cost is primarily due to increased leasing costs for rail cars, which increased Operating Loss by approximately $1.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2018	2017
	(dollars in thousands)
Net Cash Provided by Operating Activities	$174,876	$152,748
Investing Activities:
Additions to Property, Plant, and Equipment	(93,444)	(44,851)
Acquisition Spending		(36,761)
Proceeds from Sale of Property, Plant, and Equipment	2,281	—
Net Cash Used in Investing Activities	(91,163)	(81,612)
Financing Activities:
Increase (Decrease) in Credit Facility	10,000	(30,000)
Dividends Paid to Stockholders	(9,582)	(9,709)
Purchase and Retirement of Common Stock	(122,404)	(24,903)
Proceeds from Stock Option Exercises	1,992	20,426
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,785)	(2,455)
Net Cash Provided by (Used in) Financing Activities	(121,779)	(46,641)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$(38,066)	$24,495

Cash flows from operating activities increased $22.1 million to $174.9 million during six months ended September 30, 2018. This increase was primarily attributable to increased earnings, dividends from our Joint Venture, and an increase in adjustments from noncash activity, which positively affected cash flows by approximately $20.7 million, $2.0 million, and $15.5 million, respectively, partially offset by a reduction in cash flows from changes in working capital of approximately $16.1 million.

Working capital increased $3.0 million to $282.4 million at September 30, 2018, primarily due to the increased Accounts and Notes Receivable and Prepaid and Other Assets, and decreased Accrued Liabilities of approximately $32.9 million, $2.7 million and $43.6 million, respectively. This was partially offset by increased Accounts Payable, and decreased Restricted Cash and Inventory of approximately $18.9 million, $38.8 million, and $19.3 million, respectively. The increase in Accounts and Notes Receivable was due primarily to increased Revenue during the quarter. The decrease in Inventory was due to increased Revenue and lower production resulting from scheduled outages at our cement plants. The decrease in Restricted Cash and Accrued Liabilities was due to the payment of the settlement of the Direct Purchaser and Homebuilder antitrust cases. The increase in Accounts Payable was due primarily to timing of certain raw material and utility payments.

The increase in Accounts and Notes Receivable at September 30, 2018, was primarily due to the increased Revenue during the three months ended September 30, 2018 compared with the three months ended March 31, 2018. As a percentage of quarterly sales generated for the respective quarter, Accounts and Notes Receivable was approximately 46% at September 30, 2018 and 50% at March 31, 2018. Management measures the change in Accounts and Notes Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts and Notes Receivable. No significant deterioration in the collectability of our Accounts Receivable in our construction products and building materials businesses was identified at September 30, 2018. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at September 30, 2018.

Our Inventory balance at September 30, 2018 declined approximately $19.3 million from our Inventory balance at March 31, 2018. Within Inventory, raw materials and materials-in-progress and repair parts decreased approximately $15.7 million and $3.8 million, respectively. The decline in raw materials and materials-in-progress is consistent with our business cycle as we generally build up clinker inventory during the winter to meet the demand during the spring and summer. The decline in repair parts inventory was due primarily to the maintenance outages at all of our cement plants during the fiscal first quarter. The largest individual balance in our inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that to our products are basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2018 was approximately $91.2 million, compared with $81.6 million in the first half of fiscal 2018, an increase of approximately $9.6 million. The increase was primarily related to capital expenditures in our Oil and Gas Proppants and Cement segments, which increased Cash Used in Investing Activities by approximately $31.5 million and $15.0 million, respectively, partially offset by a decline in acquisition spending of approximately $36.8 million. The increase in capital expenditures in the Oil and Gas Proppants segment was related to the build-out of our Utica, Illinois facility, which was completed in June 2018. The increase in capital expenditures in our Cement segment was primarily due to additions to our terminal network and upgrades to our plants. We anticipate spending between $30.0 million and $35.0 million on sustaining capital expenditures for all of our businesses during fiscal 2019.

Net Cash Used in Financing Activities was approximately $121.8 million during the six months ended September 30, 2018, compared with $46.6 million in the first half of fiscal 2018. The $75.2 million increase in Net Cash Used in Financing Activities was primarily due to the $97.5 million increase in repurchase and retirement of common stock and $18.4 million decrease in proceeds from common stock exercises, partially offset by an increase in borrowings under the Credit Facility of approximately $40.0 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 30.6% and 30.2%, respectively, at September 30, 2018, compared with 30.5% and 30.1%, respectively, at March 31, 2018.

Debt Financing Activities

BANK CREDIT FACILITY

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by rating agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (LIBOR) plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio); or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest is payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $250.0 million of borrowings outstanding at September 30, 2018. Based on our Leverage Ratio, we had $242.2 million of available borrowings, net of the outstanding letters of credit, at September 30, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one‒time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2018, we had $7.8 million of outstanding letters of credit.

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

At September 30, 2018, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions, and other non-cash charges) ratio of 3.50 to 1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP; or (ii) Consolidated Total Revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated Total Revenue of the Company and its subsidiaries during such period. We are in compliance with all financial ratios and tests at September 30, 2018.

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

We do not have any off‒balance sheet debt, except for approximately $40.0 million of operating leases, which have an average remaining term of approximately 15 years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At September 30, 2018, we had $7.8 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $27.7 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures, and dividend and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Credit Facility, the level of competition, and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Series 2007A Senior Unsecured Notes, 4.500% Senior Unsecured Notes, and borrowings under the Credit Facility, in privately negotiated or open‒market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Dividends

Dividends paid were $9.6 million and $9.7 million for the six months ended September 30, 2018 and 2017, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2018	194,300	$100.50	194,300
May 1 through May 31, 2018	174,000	104.39	174,000
June 1 through June 30, 2018	132,000	111.03	132,000
Quarter 1 Totals	500,300	$104.62	500,300
July 1 through July 31, 2018	147,000	$106.87	147,000
August 1 through August 31, 2018	231,800	97.16	231,800
September 1 through September 30, 2018	360,000	88.37	360,000
Quarter 2 Totals	738,800	$94.81	738,800
Year-to-Date Totals	1,239,100	$98.77	1,239,100	2,950,328

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During the six months ended September 30, 2018, we repurchased 1,239,100 shares at an average price of $98.77. Subsequent to September 30, 2018, we repurchased an additional 300,000 shares through October 26, 2018, at an average price per share of $80.15. Including the share repurchases made subsequent to September 30, 2018, we have authorization to repurchase an additional 2,650,328 shares.

Share repurchases may be made from time to time in the open market or in privately negotiated transactions. The timing and amount of any share repurchases will be determined by management, based on its evaluation of market and economic conditions and other factors.  In some cases, repurchases may be made pursuant to plans, programs or directions established from time to time by the Company’s management, including plans intended to comply with the safe harbor provided by Rule 10b5-1.

During the six months ended September 30, 2018, the Company withheld from employees 41,329 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2018	2017
	(dollars in thousands)
Land and Quarries	$792	$4,327
Plants	61,638	31,665
Buildings, Machinery, and Equipment	31,014	14,099
Total Capital Expenditures	$93,444	$50,091

We anticipate maintenance capital expenditures will be approximately $40.0 million to $45.0 million for fiscal 2019. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving Credit Facility.  We expect capital expenditures in fiscal 2019 to be approximately $120.0 million to $135.0 million, including maintenance capital expenditures, investments related to the completion of the dry plant in Utica, Illinois, and investments to enhance our distribution capabilities and continue to improve our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time to time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. As of September 30, 2018, we have a $500.0 million Credit Facility, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $250.0 million of borrowings outstanding at September 30, 2018 would increase interest expense by approximately $2.5 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various United States District Courts, including the Eastern District of Pennsylvania, Western District of North Carolina, and the Northern District of Illinois, against the Company and the Company’s subsidiary, American Gypsum Company LLC (American Gypsum), alleging that the defendant wallboard manufacturers conspired to fix the price of drywall sold in the United States in violation of federal antitrust laws, and in some cases related provisions of state law. In addition to American Gypsum, the defendants in these lawsuits included certain other wallboard manufacturers. These cases were subsequently transferred and consolidated to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

On December 29, 2017, American Gypsum and the Company, as well as New NGC and PABCO, which are not affiliated with the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, New NGC, and PABCO in the direct purchaser class action. The Direct Purchaser Settlement Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement. On January 5, 2018, American Gypsum, New NGC, and PABCO entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum, New NGC, and PABCO in the indirect purchaser class action. The Indirect Purchaser Settlement Agreement was approved by the District Court on October 26, 2018. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American Gypsum agreed to pay a total of approximately $39.1 million in cash to settle the claims against them. These claims were accrued at the time of the settlements, and during March 2018 we deposited approximately $38.8 million into a qualified settlement fund. The amount owed under the Direct Purchaser Settlement was paid in July 2018 after approval by the District Court.

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

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice. We believe the investigation, although a separate proceeding, was related to the same subject matter at issue in the litigation described above. On August 24, 2018, the Antitrust Division notified us that the investigation has been closed.

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

Many of the products sold by us are commodities, and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions, and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard, frac sand, or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition, and results of operations.

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

Our Credit Facility, Senior Unsecured Notes, and Series 2007A Senior Unsecured Notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

We may be adversely affected by decreases or shifts in demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of oil and natural gas wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, or a shift in demand from higher-margin frac sand to lower-margin frac sand, could have a material adverse effect on our Oil and Gas Proppants business. The development and use of new technology for effective alternative proppants, or new technologies allowing for improved placement of proppants at reduced volumes, or the development of new processes to replace hydraulic fracturing altogether could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our Oil and Gas Proppants business. Similarly, an increase in supply of in-basin frac sand, which may be of lower cost, in the Permian and Eagle Ford basins, could adversely affect our Oil and Gas Proppants business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure required under this Item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchases” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

10.1*	Eagle Materials Inc. Director Compensation Summary. (1)
10.2*	Form of Director Non-Qualified Stock Option Agreement. (1)
10.3*	Form of Director Restricted Stock Agreement. (1)
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

October 30, 2018	/s/ DAVID B. POWERS
David B. Powers Chief Executive Officer (principal executive officer)

October 30, 2018	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 30, 2018	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)