Form 10-Q
period 2018-12-31
EAGLE MATERIALS INC
filed 2019-01-29
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2018

Commission File Number 1-12984

EAGLE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)

75-2520779 (I.R.S. Employer Identification No.)

5960 Berkshire Lane, Suite 900, Dallas, Texas 75225 (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 25, 2019, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	45,898,591

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands, except share and per share data)
Revenue	$333,285	$359,371	$1,108,540	$1,101,807
Cost of Goods Sold	252,864	264,805	838,554	824,428
Gross Profit	80,421	94,566	269,986	277,379
Equity in Earnings of Unconsolidated Joint Venture	9,507	11,372	28,931	33,203
Corporate General and Administrative Expense	(9,408)	(9,883)	(27,333)	(29,383)
Litigation Settlements and Losses	—	(39,098)	(1,800)	(39,098)
Other Non-Operating Income	1,292	1,084	2,291	2,728
Interest Expense, Net	(7,294)	(6,653)	(20,743)	(21,592)
Earnings before Income Taxes	74,518	51,388	251,332	223,237
Income Taxes	(16,803)	49,992	(54,675)	(3,613)
Net Earnings	57,715	101,380	196,657	219,624
EARNINGS PER SHARE
Basic	$1.25	$2.10	$4.18	$4.56
Diluted	$1.24	$2.08	$4.15	$4.52
AVERAGE SHARES OUTSTANDING
Basic	46,275,198	48,221,093	47,059,408	48,132,276
Diluted	46,495,994	48,757,762	47,403,271	48,641,430
CASH DIVIDENDS PER SHARE	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Net Earnings	$57,715	$101,380	$196,657	$219,624
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	73	314	219	942
Tax expense	(17)	(117)	(51)	(351)
Comprehensive Earnings	$57,771	$101,577	$196,825	$220,215

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2018	2018
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$17,060	$9,315
Restricted Cash	—	38,753
Accounts and Notes Receivable, net	133,873	141,685
Inventories	251,260	258,159
Income Tax Receivable	314	5,750
Prepaid and Other Assets	6,966	5,073
Total Current Assets	409,473	458,735
Property, Plant, and Equipment -	2,659,148	2,586,528
Less: Accumulated Depreciation	(1,031,996)	(991,229)
Property, Plant, and Equipment, net	1,627,152	1,595,299
Notes Receivable	3,022	115
Investment in Joint Venture	61,988	60,558
Goodwill and Intangible Assets, net	236,936	239,342
Other Assets	16,845	13,954
Total Assets	$2,355,416	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$77,611	$73,459
Accrued Liabilities	66,921	105,870
Current Portion of Long-term Debt	36,500	—
Total Current Liabilities	181,032	179,329
Long-term Debt	589,924	620,922
Other Long-term Liabilities	30,554	31,096
Deferred Income Taxes	133,569	118,966
Total Liabilities	935,079	950,313
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 46,238,591 and 48,282,784 Shares, respectively	462	483
Capital in Excess of Par Value	—	122,379
Accumulated Other Comprehensive Losses	(3,844)	(4,012)
Retained Earnings	1,423,719	1,298,840
Total Stockholders’ Equity	1,420,337	1,417,690
	$2,355,416	$2,368,003

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,
	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$196,657	$219,624
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	91,961	87,903
Deferred Income Tax Provision	14,552	(50,023)
Stock Compensation Expense	11,609	10,890
Equity in Earnings of Unconsolidated Joint Venture	(28,931)	(33,203)
Distributions from Joint Venture	27,500	26,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	4,905	(4,718)
Inventories	6,899	13,417
Accounts Payable and Accrued Liabilities	(34,964)	17,372
Other Assets	(1,524)	(11,889)
Income Taxes Payable (Receivable)	5,436	(733)
Net Cash Provided by Operating Activities	294,100	275,140
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(126,446)	(83,698)
Acquisition Spending	—	(36,761)
Proceeds from Sale of Property, Plant, and Equipment	2,281	—
Net Cash Used in Investing Activities	(124,165)	(120,459)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	5,000	(40,000)
Repayment of Private Placement Senior Unsecured Notes	—	(81,214)
Dividends Paid to Stockholders	(14,293)	(14,571)
Purchase and Retirement of Common Stock	(191,800)	(24,903)
Proceeds from Stock Option Exercises	1,992	23,729
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,842)	(2,607)
Net Cash Used in Financing Activities	(200,943)	(139,566)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(31,008)	15,115
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,068	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$17,060	$21,676

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2017	$485	$149,014	$1,061,347	$(7,396)	$1,203,450
Net Earnings	—	—	256,632	—	256,632
Stock Option Exercises and Restricted Share Vesting	3	24,261	—	—	24,264
Purchase and Retirement of Common Stock	(5)	(61,073)	—	—	(61,078)
Dividends to Stockholders	—	—	(19,404)	—	(19,404)
Stock Compensation Expense	—	14,079	—	—	14,079
Cumulative Impact of the Adoption of ASU 2016-09	—	713	(713)	—	—
Reclassification of Income Tax Effects to Retained Earnings	—	—	978	(978)	—
Shares Redeemed to Settle Employee Taxes	—	(4,974)	—	—	(4,974)
Other	—	359	—	—	359
Unfunded Pension Liability, net of tax	—	—	—	4,362	4,362
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	196,657	—	196,657
Stock Option Exercises and Restricted Share Vesting	—	1,992	—	—	1,992
Purchase and Retirement of Common Stock	(22)	(134,137)	(57,641)	—	(191,800)
Dividends to Stockholders	—	—	(14,137)	—	(14,137)
Stock Compensation Expense	1	11,608	—	—	11,609
Shares Redeemed to Settle Employee Taxes	—	(1,842)	—	—	(1,842)
Unfunded Pension Liability, net of tax	—	—	—	168	168
Balance at December 31, 2018	$462	$—	$1,423,719	$(3,844)	$1,420,337

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended December 31, 2018 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2018.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the second step of the goodwill impairment test. Under the new standard, an entity should recognize an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value. We adopted this standard effective April 1, 2018, and it will be effective for our annual goodwill impairment tests in the fourth quarter of fiscal 2019.

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

(B) CASH FLOW INFORMATION—SUPPLEMENTAL

Cash payments made for interest were $17.8 million and $19.8 million for the nine months ended December 31, 2018 and 2017, respectively. Net payments made for federal and state income taxes during the nine months ended December 31, 2018 and 2017 were $35.2 million and $68.8 million, respectively.

(C) REVENUE

On April 1, 2018, we adopted the new accounting standard ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers,” and all the related amendments to contracts using the modified retrospective method.  The adoption of ASU 2014-09 had no impact on our financial statements at the time of the adoption.

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard are originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between 2018 and 2025. We also earn Revenue from transload services and storage; we recognize Revenue from these services when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck. We invoice customers upon shipment, and our collection terms range from 30-65 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or transload location. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based but are subject to certain contractual adjustments. Historically the pricing and volume requirements under certain of these contracts have been renegotiated during volatile market conditions. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until agreement is reached with the customer and there is no risk of reversal.

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

See Footnote (M) to the Unaudited Consolidated Financial Statements for disaggregation of Revenue by segment.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $9.2 million and $8.6 million at December 31, 2018 and March 31, 2018, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $3.7 million at December 31, 2018, of which approximately $0.7 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(E) STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2018, we repurchased 2,189,100  shares at an average price of $87.62. Subsequent to December 31, 2018, we repurchased an additional 340,000 shares through January 25, 2019, at an average price of $64.94. Including the repurchases subsequent to December 31, 2018, we have authorization to purchase an additional 1,660,328 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value, and consist of the following:

	December 31,	March 31,
	2018	2018
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$110,795	$121,628
Finished Cement	25,062	24,089
Aggregates	6,726	7,787
Gypsum Wallboard	7,795	8,477
Paperboard	14,279	8,602
Frac Sand	3,022	1,696
Repair Parts and Supplies	77,995	79,878
Fuel and Coal	5,586	6,002
	$251,260	$258,159

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,
	2018	2018
	(dollars in thousands)
Payroll and Incentive Compensation	$28,022	$25,290
Benefits	12,066	13,785
Interest	7,198	3,852
Property Taxes	4,584	5,422
Power and Fuel	2,094	1,545
Litigation Settlements	1,800	45,098
Legal	325	1,435
Sales and Use Tax	765	890
Other	10,067	8,553
	$66,921	$105,870

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

Long-Term Compensation Plans

OPTIONS

In May 2018, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 62,179 performance vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2019 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2019 Employee Performance Stock Option Grant are based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2019. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2020 through 2022. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting to the same officers and key employees of 51,814 time-vesting stock options, which vest ratably over four years (the Fiscal 2019 Employee Time-Vesting Stock Option Grant).

In August 2018, we granted 1,741 options to members of the Board of Directors (the Fiscal 2019 Board of Directors Stock Option Grant). Options granted under the Fiscal 2019 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of the grant until their expiration of the tenth anniversary of the date of grant.

The Fiscal 2019 Employee Performance Stock Option Grant, the Fiscal 2019 Employee Time-Vesting Stock Option Grant, and the Fiscal 2019 Board of Directors Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the Black-Scholes models to value the option awards in fiscal 2019 are as follows:

2018
Dividend Yield	1.3%
Expected Volatility	32.7%
Risk Free Interest Rate	2.9%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.9 million and $3.0 million for the three and nine months ended December 31, 2018, respectively, and approximately $1.1 million and $3.3 million for the three and nine months ended December 31, 2017, respectively. At December 31, 2018, there was approximately $7.6 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.5 years.

The following table represents stock option activity for the nine months ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	958,136	$72.52
Granted	115,734	$106.14
Exercised	(35,454)	$110.89
Cancelled	(2,197)	$100.88
Outstanding Options at End of Year	1,036,219	$76.77
Options Exercisable at End of Year	696,763	$69.01
Weighted Average Fair Value of Options Granted during the Year		$33.99

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	2.60	$23.27	65,912	$23.27
$33.43 - $37.34	84,582	3.46	$33.98	84,582	$33.98
$53.22 - $77.67	293,163	6.32	$71.27	193,598	$70.41
$79.73 - $106.24	592,562	7.25	$91.55	352,671	$85.18
	1,036,219	6.38	$76.77	696,763	$69.01

At December 31, 2018, the aggregate intrinsic value for both outstanding and exercisable options was approximately $4.8 million. The total intrinsic value of options exercised during the nine months ended December 31, 2018 was approximately $1.9 million.

RESTRICTED STOCK

In May 2018, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 57,756 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2019 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2019 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2019. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2020 through 2022. The Compensation Committee also approved the granting to the same officers and key employees of 48,130 shares of time-vesting restricted stock, which vest ratably over four years (the Fiscal 2019 Employee Restricted Stock Time-Vesting Award). The Fiscal 2019 Employee Restricted Stock Performance Award and the Fiscal 2019 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

In August 2018, we granted 15,950 shares of restricted stock to members of the Board of Directors (the Board of Directors Fiscal 2019 Restricted Stock Award), which vest six months after the grant date. The Board of Directors Fiscal 2019 Restricted Stock Award was valued at the closing price of the stock at the date of the grant and is being expensed over a six-month period.

The fair value of restricted stock is based on the stock price at the date of grant. The following table summarizes the activity for nonvested restricted shares during the nine months ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Beginning of Year	328,059	$65.76
Granted	121,836	$105.13
Vested	(48,686)	$62.25
Forfeited	(1,990)	$100.88
Nonvested Restricted Stock at End of Year	399,219	$79.86

During the nine months ended December 31, 2018, the weighted average grant date fair value of restricted shares granted was $105.13.

Expense related to restricted shares was approximately $3.1 million and $8.6 million for the three and nine months ended December 31, 2018, respectively, and approximately $2.6 million and $7.5 million for the three and nine months ended December 31, 2017, respectively. At December 31, 2018, there was approximately $21.2 million of unearned compensation from restricted stock, which will be recognized over a weighted average period of 2.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,984,898 at December 31, 2018.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Weighted Average Shares of Common Stock Outstanding	46,275,198	48,221,093	47,059,408	48,132,276
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	268,283	887,506	629,968	1,069,152
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(171,402)	(606,549)	(442,898)	(778,985)
Restricted Stock Units	123,915	255,712	156,793	218,987
Weighted Average Common Stock and Dilutive Securities Outstanding	46,495,994	48,757,762	47,403,271	48,641,430
Shares Excluded Due to Anti-dilution Effects	756,035	121,179	360,978	91,089

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on each employee’s years of service and qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$100	$153	$300	$557
Interest Cost of Projected Benefit Obligation	337	357	1,011	1,110
Expected Return on Plan Assets	(463)	(578)	(1,389)	(1,558)
Recognized Net Actuarial Loss	58	46	174	519
Amortization of Prior-Service Cost	15	60	45	210
Net Periodic Pension Cost	$47	$38	$141	$838

(K) INCOME TAXES

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, allows for the immediate 100% deductibility of certain capital expenditures, repeals the domestic production deduction, and further limits the deductibility of certain executive compensation.  In December 2017, we recorded a tax benefit of $61.0 million related to the change in corporate tax rates that reduced our deferred tax liabilities after the initial assessment of the tax effects of the Act. In the quarter ended December 31, 2018, we finalized our accounting for the Act with no material changes from our provisional calculations.

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will, when appropriate, include certain items treated as discrete events to arrive at an estimated overall tax amount. The tax rate for the nine months ended December 31, 2018 was approximately 22%, which was higher than the tax rate of 2% for the nine months ended December 31, 2017. The increase in the rate was primarily due to the benefit recorded in 2017 with the passage of the Act and the corresponding changes in U.S. tax law mentioned above.

(L) LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	March 31,
	2018	2018
	(dollars in thousands)
Bank Credit Facility	$245,000	$240,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	36,500
Total Debt	631,500	626,500
Less: Current Portion of Long-term Debt	(36,500)	—
Less: Debt Origination Costs	(5,076)	(5,578)
Long-term Debt	$589,924	$620,922

Credit Facility

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (LIBOR) plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio); or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest is payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $245.0 million of borrowings outstanding at December 31, 2018. Based on our Leverage Ratio, we had $247.2 million of available borrowings, net of the outstanding letters of credit, at December 31, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2018, we had $7.8 million of outstanding letters of credit.

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semi-annually on February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Credit Facility and the Private Placement Senior Unsecured Notes. Prior to August 1, 2019 we may redeem with the proceeds of certain equity offerings up to 40% of the original aggregate principal amount of the Senior Unsecured Notes at a redemption price of 104.5% of the principal amount of the notes. On or after August 1, 2019 and prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

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

At December 31, 2018, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions, and other non-cash charges) ratio of 3.50:1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP; or (ii) consolidated Total Revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated Total Revenue of the Company and its subsidiaries during such period.  We are in compliance with all financial ratios and tests at December 31, 2018.

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

(M) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. During the quarter ended December 31, 2018, we changed our segment presentation to reflect the reorganization of our Oil and Gas Proppants and frac sand distribution businesses. Under this reorganization, the distribution business became a division of the Oil and Gas Proppants business. The operations of the frac sand distribution business have been reported in the Other segment since we acquired the business in fiscal 2018. We have adjusted the prior period segment presentation to reflect this change for comparative purposes.

We are a leading supplier of heavy construction materials, light building materials, and materials used for oil and natural gas extraction in the United States. Our products are commodities that are essential in commercial and residential construction; public construction projects; projects to build, expand, and repair roads and highways; and in oil and natural gas extraction.

Our business is organized into three sectors within which there are five reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments. The Oil and Gas Proppants segment produces and distributes frac sand used in oil and gas exploration and extraction.

Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; the mining and sale of aggregates (crushed stone, sand, and gravel); and the mining, sale and distribution of sand used in hydraulic fracturing (frac sand).

We operate seven cement plants, one slag grinding facility, 18 cement distribution terminals, five gypsum wallboard plants, a gypsum wallboard distribution center, a recycled paperboard mill, 17 readymix concrete batch plants, four aggregates processing plants, two frac sand processing facilities, three frac sand drying facilities, and 14 frac sand distribution terminals. The principal markets for our cement products are Texas, Illinois, the central plains, Michigan, Iowa, the Rocky Mountains, northern Nevada, southern Ohio, and northern California. We distribute gypsum wallboard and recycled paperboard throughout the continental U.S., with the exception of the Northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area; the region north of Sacramento, California; and the greater Kansas City, Missouri area. Frac sand is currently sold into shale deposits across the United States.

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue -
Cement	$163,732	$161,601	$543,681	$536,186
Concrete and Aggregates	30,841	38,742	111,425	126,092
Gypsum Wallboard	130,954	133,348	402,978	383,229
Paperboard	39,638	48,389	126,048	138,161
Oil and Gas Proppants	14,100	26,392	65,266	67,324
	379,265	408,472	1,249,398	1,250,992
Less: Intersegment Revenue	(20,611)	(23,575)	(62,746)	(69,489)
Less: Joint Venture Revenue	(25,369)	(25,526)	(78,112)	(79,696)
	$333,285	$359,371	$1,108,540	$1,101,807

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Intersegment Revenue -
Cement	$3,518	$4,160	$11,769	$13,743
Concrete and Aggregates	346	288	1,178	1,103
Paperboard	16,747	19,127	49,799	54,643
	$20,611	$23,575	$62,746	$69,489
Cement Sales Volume (M tons) -
Wholly Owned	1,126	1,123	3,740	3,734
Joint Venture	218	216	672	686
	1,344	1,339	4,412	4,420

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Operating Earnings -
Cement	$47,197	$52,523	$142,078	$154,456
Concrete and Aggregates	1,037	3,414	10,621	15,054
Gypsum Wallboard	43,543	39,841	139,694	123,237
Paperboard	7,475	10,903	26,078	22,358
Oil and Gas Proppants	(9,324)	(743)	(19,554)	(4,523)
Sub-Total	89,928	105,938	298,917	310,582
Corporate General and Administrative Expense	(9,408)	(9,883)	(27,333)	(29,383)
Litigation Settlements and Losses	—	(39,098)	(1,800)	(39,098)
Other Non-Operating Income	1,292	1,084	2,291	2,728
Earnings Before Interest and Income Taxes	81,812	58,041	272,075	244,829
Interest Expense, net	(7,294)	(6,653)	(20,743)	(21,592)
Earnings Before Income Taxes	$74,518	$51,388	$251,332	$223,237
Cement Operating Earnings -
Wholly Owned	$37,690	$41,151	$113,147	$121,253
Joint Ventures	9,507	11,372	28,931	33,203
	$47,197	$52,523	$142,078	$154,456
Capital Expenditures -
Cement	$17,691	$11,012	$51,524	$31,744
Concrete and Aggregates	2,263	2,446	4,786	4,976
Gypsum Wallboard	2,054	4,616	8,533	15,477
Paperboard	1,486	1,490	7,896	2,913
Oil and Gas Proppants	5,818	13,993	48,684	28,353
Other, net	3,690	50	5,023	235
	$33,002	$33,607	$126,446	$83,698
Depreciation, Depletion and Amortization -
Cement	$13,242	$13,117	$38,909	$38,258
Concrete and Aggregates	2,049	2,007	6,154	5,851
Gypsum Wallboard	4,978	4,599	15,009	13,514
Paperboard	2,150	2,204	6,387	6,513
Oil and Gas Proppants	6,964	6,370	24,403	22,682
Corporate and Other	402	353	1,099	1,085
	$29,785	$28,650	$91,961	$87,903

	December 31,	March 31,
	2018	2018
	(dollars in thousands)
Identifiable Assets
Cement	$1,262,380	$1,247,504
Concrete and Aggregates	98,552	104,851
Gypsum Wallboard	370,633	386,041
Paperboard	129,366	123,819
Oil and Gas Proppants	462,327	444,826
Other, net	32,158	60,962
	$2,355,416	$2,368,003

Segment operating earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue, less direct operating expenses, segment Depreciation, and segment Selling, General and Administrative expenses. We account for intersegment sales at market prices.

Corporate assets consist primarily of cash and cash equivalents, general office assets, and miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Earnings.

The segment breakdown of Goodwill is as follows:

	December 31,	March 31,
	2018	2018
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Oil and Gas Proppants	6,841	6,841
	$205,211	$205,211

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue	$51,411	$51,311	$158,922	$163,128
Gross Margin	$20,178	$23,421	$62,196	$69,672
Earnings Before Income Taxes	$19,013	$22,745	$57,862	$66,407

	December 31,	March 31,
	2018	2018
	(dollars in thousands)
Current Assets	$71,385	$71,089
Non-Current Assets	$69,773	$66,856
Current Liabilities	$20,070	$20,671

(N) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Interest Income	$(7)	$(4)	$(119)	$(10)
Interest Expense	7,022	6,363	20,024	20,692
Other Expenses	279	294	838	910
Interest Expense, net	$7,294	$6,653	$20,743	$21,592

Interest Income includes interest on investments of excess cash. Components of Interest Expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Credit Facility. Other Expenses include amortization of debt issuance costs and credit facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2018, we had contingent liabilities under these outstanding letters of credit of approximately $7.8 million.

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, management believes these indemnifications will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees.

We are currently contingently liable for performance under $26.1 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes and Private Placement Senior Unsecured Notes at December 31, 2018 is as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	$37,132
4.500% Senior Unsecured Notes Due 2026	$345,100

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Restricted Cash, Accounts and Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at December 31, 2018 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates the carrying value at December 31, 2018.

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$333,285	$—	$333,285
Cost of Goods Sold	—	252,864	—	252,864
Gross Profit	—	80,421	—	80,421
Equity in Earnings of Unconsolidated Joint Venture	9,507	9,507	(9,507)	9,507
Equity in Earnings of Subsidiaries	61,946	—	(61,946)	—
Corporate General and Administrative Expenses	(8,863)	(545)	—	(9,408)
Other Non-Operating Income	(43)	1,335	—	1,292
Interest Expense, net	(7,282)	(12)	—	(7,294)
Earnings before Income Taxes	55,265	90,706	(71,453)	74,518
Income Taxes	2,450	(19,253)	—	(16,803)
Net Earnings	$57,715	$71,453	$(71,453)	$57,715
Net Earnings	$57,715	$71,453	$(71,453)	$57,715
Net Actuarial Change in Benefit Plans, net of tax	56	56	(56)	56
Comprehensive Earnings	$57,771	$71,509	$(71,509)	$57,771

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$359,371	$—	$359,371
Cost of Goods Sold	—	264,805	—	264,805
Gross Profit	—	94,566	—	94,566
Equity in Earnings of Unconsolidated Joint Venture	11,372	11,372	(11,372)	11,372
Equity in Earnings of Subsidiaries	138,597	—	(138,597)	—
Corporate General and Administrative Expenses	(9,035)	(848)	—	(9,883)
Legal Settlements	(39,098)	—	—	(39,098)
Other Non-Operating Income	262	822	—	1,084
Interest Expense, net	(17,005)	10,352	—	(6,653)
Earnings before Income Taxes	85,093	116,264	(149,969)	51,388
Income Taxes	16,287	33,705	—	49,992
Net Earnings	$101,380	$149,969	$(149,969)	$101,380
Net Earnings	$101,380	$149,969	$(149,969)	101,380
Net Actuarial Change in Benefit Plans, net of tax	197	197	(197)	197
Comprehensive Earnings	$101,577	$150,166	$(150,166)	$101,577

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,108,540	$—	$1,108,540
Cost of Goods Sold	—	838,554	—	838,554
Gross Profit	—	269,986	—	269,986
Equity in Earnings of Unconsolidated Joint Venture	28,931	28,931	(28,931)	28,931
Equity in Earnings of Subsidiaries	204,234	—	(204,234)	—
Corporate General and Administrative Expenses	(24,682)	(2,651)	—	(27,333)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(262)	2,553	—	2,291
Interest Expense, net	(20,706)	(37)	—	(20,743)
Earnings before Income Taxes	187,515	296,982	(233,165)	251,332
Income Taxes	9,142	(63,817)	—	(54,675)
Net Earnings	$196,657	$233,165	$(233,165)	$196,657
Net Earnings	$196,657	$233,165	$(233,165)	$196,657
Net Actuarial Change in Benefit Plans, net of tax	168	168	(168)	168
Comprehensive Earnings	$196,825	$233,333	$(233,333)	$196,825

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,101,807	$—	$1,101,807
Cost of Goods Sold	—	824,428	—	824,428
Gross Profit	—	277,379	—	277,379
Equity in Earnings of Unconsolidated Joint Venture	33,203	33,203	(33,203)	33,203
Equity in Earnings of Subsidiaries	261,389	—	(261,389)	—
Corporate General and Administrative Expenses	(26,861)	(2,522)	—	(29,383)
Legal Settlements	(39,098)	—	—	(39,098)
Other Non-Operating Income	(84)	2,812	—	2,728
Interest Expense, net	(43,800)	22,208	—	(21,592)
Earnings before Income Taxes	184,749	333,080	(294,592)	223,237
Income Taxes	34,875	(38,488)	—	(3,613)
Net Earnings	$219,624	$294,592	$(294,592)	$219,624
Net Earnings	$219,624	$294,592	$(294,592)	219,624
Net Actuarial Change in Benefit Plans, net of tax	591	591	(591)	591
Comprehensive Earnings	$220,215	$295,183	$(295,183)	$220,215

Condensed Consolidating Balance Sheet At December 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$15,502	1,558	$—	$17,060
Accounts and Notes Receivable	453	133,420	—	133,873
Inventories	—	251,260	—	251,260
Income Tax Receivable	314	—	—	314
Prepaid and Other Current Assets	1,075	5,891	—	6,966
Total Current Assets	17,344	392,129	—	409,473
Property, Plant, and Equipment -	7,310	2,651,838	—	2,659,148
Less: Accumulated Depreciation	(369)	(1,031,627)	—	(1,031,996)
Property, Plant and Equipment, net	6,941	1,620,211	—	1,627,152
Notes Receivable	—	3,022	—	3,022
Investment in Joint Venture	70	61,918	—	61,988
Investments in Subsidiaries and Receivables from Affiliates	2,476,986	423,525	(2,900,511)	—
Goodwill and Intangible Assets, net	—	236,936	—	236,936
Other Assets	4,311	12,534	—	16,845
	$2,505,652	$2,750,275	$(2,900,511)	$2,355,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,490	$71,121	$—	$77,611
Accrued Liabilities	24,096	42,825		66,921
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	67,086	113,946	—	181,032
Long-term Debt	589,924	—	—	589,924
Other Long-term Liabilities	11	30,543	—	30,554
Payables to Affiliates	423,525	5,768,625	(6,192,150)	—
Deferred Income Taxes	4,769	128,800	—	133,569
Total Liabilities	1,085,315	6,041,914	(6,192,150)	935,079
Total Stockholders’ Equity	1,420,337	(3,291,639)	3,291,639	1,420,337
	$2,505,652	$2,750,275	$(2,900,511)	$2,355,416

Condensed Consolidating Balance Sheet At March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,784	$3,531	$—	$9,315
Restricted Cash	38,753	—	—	38,753
Accounts and Notes Receivable	407	141,278	—	141,685
Inventories	—	258,159	—	258,159
Income Tax Receivable	109,510	—	(103,760)	5,750
Prepaid and Other Current Assets	665	4,408	—	5,073
Total Current Assets	155,119	407,376	(103,760)	458,735
Property, Plant, and Equipment -	3,188	2,583,340	—	2,586,528
Less: Accumulated Depreciation	(1,089)	(990,140)	—	(991,229)
Property, Plant and Equipment, net	2,099	1,593,200	—	1,595,299
Notes Receivable	—	115	—	115
Investment in Joint Venture	70	60,488	—	60,558
Investments in Subsidiaries and Receivables from Affiliates	2,718,809	762,340	(3,481,149)	—
Goodwill and Intangible Assets, net	—	239,342	—	239,342
Other Assets	5,417	8,537	—	13,954
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,591	$67,868	$—	$73,459
Accrued Liabilities	67,387	38,483	—	105,870
Income Tax Payable	—	103,760	(103,760)	—
Total Current Liabilities	72,978	210,111	(103,760)	179,329
Long-term Debt	620,922	—	—	620,922
Other Long-term Liabilities	124	30,972	—	31,096
Payables to Affiliates	762,340	5,608,236	(6,370,576)	—
Deferred Income Taxes	7,460	111,506	—	118,966
Total Liabilities	1,463,824	5,960,825	(6,474,336)	950,313
Total Stockholders’ Equity	1,417,690	(2,889,427)	2,889,427	1,417,690
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(68,752)	$362,852	$—	$294,100
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(5,023)	(121,423)	—	(126,446)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281	—	2,281
Net Cash Used in Investing Activities	(5,023)	(119,142)	—	(124,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	5,000	—	—	5,000
Dividends Paid to Stockholders	(14,293)	—	—	(14,293)
Purchase and Retirement of Common Stock	(191,800)	—	—	(191,800)
Proceeds from Stock Option Exercises	1,992	—	—	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,842)	—	—	(1,842)
Intra-entity Activity, net	245,683	(245,683)	—	—
Net Cash Provided by (Used in) Financing Activities	44,740	(245,683)	—	(200,943)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(29,035)	(1,973)	—	(31,008)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$15,502	$1,558	$—	$17,060

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$981	$274,159	$—	$275,140
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant, and Equipment Additions	(142)	(83,556)	—	(83,698)
Acquisition Spending	—	(36,761)	—	(36,761)
Net Cash Used in Investing Activities	(142)	(120,317)	—	(120,459)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	(40,000)	—	—	(40,000)
Repayment of Private Placement Senior Unsecured Notes	(81,214)	—	—	(81,214)
Dividends Paid to Stockholders	(14,571)	—	—	(14,571)
Purchase and Retirement of Common Stock	(24,903)	—	—	(24,903)
Proceeds from Stock Option Exercises	23,729	—	—	23,729
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,607)	—	—	(2,607)
Intra-entity Activity, net	151,621	(151,621)	—	—
Net Cash Provided by (Used in) Financing Activities	12,055	(151,621)	—	(139,566)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	12,894	2,221	—	15,115
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$18,078	$3,598	$—	$21,676

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas exploration and extraction. Financial results and other information for the three and nine months ended December 31, 2018 and 2017, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants. During the quarter ended December 31, 2018, we changed our segment presentation to reflect the reorganization of our Oil and Gas Proppants and frac sand distribution businesses. Under this reorganization, the distribution business became a division of the Oil and Gas Proppants business. The operations of the frac sand distribution business have been reported in the Other segment since we acquired the business in fiscal 2018. We have adjusted the prior period segment presentation to reflect this change for comparative purposes.

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

Our business activities are all conducted in the U.S. These activities include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; the mining and sale of aggregates (crushed stone, sand, and gravel); and the mining, sale, and distribution of sand used in hydraulic fracturing (frac sand).

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

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the Wildcat Acquisition). Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States. The purchase price of the Wildcat Acquisition was approximately $36.8 million, and the results of the operations of Wildcat Minerals are included in our results for the period from July 27, 2017 through March 31, 2018, and for the nine months ended December 31, 2018.

MARKET CONDITIONS AND OUTLOOK

The outlook for calendar 2019 continues to be positive as the basic underlying fundamentals of low unemployment, low interest rates and higher wages remain favorable. We believe these factors should positively affect both our Heavy and Light Materials sectors, comprising the Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard segments.

Our cement sales network stretches across the central U.S., both east to west and north to south. Adjusting for the effects of unusually wet weather in calendar 2018, demand for cement in most of our markets improved compared with last year. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity.

Our primary gypsum wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling activity. Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market and demand for paper will generally follow the demand for gypsum wallboard. The primary raw material for the paperboard business is OCC, and our outlook for fiscal 2020 is for OCC prices to remain consistent with those in fiscal 2019.

Sales volume and sales prices for our frac sand products were negatively affected by weakness in completion activity, which was greater than anticipated, and the typical seasonal slowdown. We continue to analyze our cost structure and will right size the business given the current near-term challenges and, if necessary, also evaluate the recoverability of our long-lived assets. We expect these conditions to persist into calendar 2019.

During the early part of calendar 2018, railway and trucking congestion delayed some shipments of our finished products and increased the cost of moving our products. Because of the high freight utilization, we experienced an increase in freight costs of approximately 10% to 12% in the first three quarters of fiscal 2019. The increased freight costs have primarily affected our Cement, Wallboard, and Oil and Gas Proppants segments for outbound products and has increased the cost of inbound raw materials in all segments.

RESULTS OF OPERATIONS

THREE AND nine MONTHS ENDED December 31, 2018 Compared with THREE AND nine MONTHS ENDED december 31, 2017

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2018	2017	Change	2018	2017	Change
	(in thousands, except per share)
Revenue	$333,285	$359,371	(7)%	$1,108,540	$1,101,807	1%
Cost of Goods Sold	(252,864)	(264,805)	(5)%	(838,554)	(824,428)	2%
Gross Profit	80,421	94,566	(15)%	269,986	277,379	(3)%
Equity in Earnings of Unconsolidated Joint Venture	9,507	11,372	(16)%	28,931	33,203	(13)%
Corporate General and Administrative	(9,408)	(9,883)	(5)%	(27,333)	(29,383)	(7)%
Litigation Settlements and Losses	—	(39,098)	(100)%	(1,800)	(39,098)	(95)%
Other Non-Operating Income	1,292	1,084	19%	2,291	2,728	(16)%
Interest Expense, net	(7,294)	(6,653)	10%	(20,743)	(21,592)	(4)%
Earnings Before Income Taxes	74,518	51,388	45%	251,332	223,237	13%
Income Tax Benefit (Expense)	(16,803)	49,992	(134)%	(54,675)	(3,613)	1413%
Net Earnings	$57,715	$101,380	(43)%	$196,657	$219,624	(10)%
Diluted Earnings per Share	$1.24	$2.08	(40)%	$4.15	$4.52	(8)%

REVENUE

Revenue declined by $26.1 million, or 7%, to $333.3 million for the three months ended December 31, 2018. The decrease in Revenue was primarily due to decreases in both Average Net Sales Prices and Sales Volume of $3.9 million and $22.2 million, respectively.

Revenue increased by $6.7 million, or 1%, to $1,108.5 million for the nine months ended December 31, 2018. Revenue from the Wildcat Acquisition positively affected Revenue by approximately $10.3 million. Excluding Revenue from the Wildcat Acquisition, Revenue declined approximately $3.6 million, primarily because of a decrease in Sales Volume of approximately $33.7 million, partially offset by increased Average Net Sales Prices of approximately $30.1 million.

COST OF GOODS SOLD

Cost of Goods Sold decreased by $11.9 million, or 5%, to $252.9 million for the three months ended December 31, 2018. The decrease was related to lower Sales Volume, which reduced Cost of Goods Sold by approximately $21.2 million, partially offset by increased operating costs of approximately $9.3 million. The increase in operating costs was related to all of our segments except Recycled Paperboard.

Cost of Goods Sold increased by $14.2 million, or 2%, to $838.6 million for the nine months ended December 31, 2018. Approximately $9.9 million of the increase was related to the Wildcat Acquisition. The remaining increase was related to higher operating costs, which raised Cost of Goods Sold by approximately $19.1 million, partially offset by lower Sale Volume of approximately $14.8 million. The increase in operating costs was related to all of our segments except Recycled Paperboard.

GROSS PROFIT

Gross Profit decreased 15% to $80.4 million during the three months ended December 31, 2018. The decrease in Gross Profit was primarily related to decreased Sales Volume and Average Net Sales Prices, and increased operating costs, as noted above. The gross margin decreased to 24%, primarily because of the increase in operating costs and decrease in Average Net Sales Prices.

Gross Profit decreased 3% to $270.0 million during the nine months ended December 31, 2018. Approximately $0.4 million of Gross Profit was attributable to the Wildcat Acquisition. The decrease in Gross Profit was primarily related to the increase in operating costs and decrease in Sales Volume, partially offset by increased Average Net Sales Prices costs. The gross margin decreased to 24%, primarily because of the increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $1.9 million, or 16%, for the three months ended December 31, 2018. The decrease was primarily due to lower Average Net Sales Prices and increased operating costs, which reduced Operating Earnings by approximately $0.4 million and $1.6 million, respectively. The increase in operating costs was primarily due to freight and maintenance, which rose by approximately $0.6 million and $1.0 million, respectively.

Equity in Earnings of our Unconsolidated Joint Venture decreased $4.3 million, or 13%, for the nine months ended December 31, 2018. The decrease was primarily due to lower Sales Volume and increased operating costs, which reduced Operating Earnings by approximately $0.7 million, and $3.6 million, respectively. The increase in operating costs was primarily due to freight, terminal costs and energy, which rose by approximately $1.9 million, $0.4 million and $0.4 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined approximately $0.5 million, or 5%, for the three months ended December 31, 2018. The decrease was due primarily to lower legal expenses of approximately $0.3 million.

Corporate General and Administrative expenses declined approximately $2.1 million, or 7%, for the nine months ended December 31, 2018. The decrease was due primarily to the reduction of approximately $0.5 million in salary and incentive compensation and a $1.5 million decline in legal expenses.

LITIGATION SETTLEMENTS AND LOSSES

Litigation Settlements and Losses for fiscal 2019 pertain to third-party property damage which occurred several years ago related to our Recycled Paperboard business. The loss in fiscal 2018 relates to the settlement of the Domestic Wallboard Antitrust Litigation, as described in Footnote (O) in the Notes to Unaudited Consolidated Financial Statements.

OTHER NON-OPERATING INCOME

Other Non-operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, Gypsum Wallboard distribution center income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net, increased approximately $0.6 million, or 10%, during the three months ended December 31, 2018. The increase in Interest Expense, net was due primarily to higher interest expense related to our Credit Facility of approximately $1.0 million, partially offset by lower interest on our Private Placement Senior Unsecured Notes of approximately $0.4 million. The increase in interest related to the Credit Facility was due primarily to higher average outstanding balances because of payment of the maturing Private Placement Senior Unsecured Notes. The decrease in interest related to the Private Placement Senior Unsecured Notes was due to the maturing of approximately $81.2 million during October and November 2017.

Interest Expense, net, decreased approximately $0.9 million, or 4%, during the nine months ended December 31, 2018. The reduction in Interest Expense, net was due primarily to lower interest on our Private Placement Senior Unsecured Notes of approximately $2.7 million, and the capitalization of approximately $0.9 million related to the build-out of our Utica, Illinois frac sand facility. These reductions were partially offset by an increase in interest expense related to our Credit Facility of approximately $2.9 million. The decrease in interest related to the Private Placement Senior Unsecured Notes was due to the maturing of approximately $81.2 million during October and November 2017. The increase in interest related to the Credit Facility was due primarily to higher average outstanding balances because of payment of the maturing Private Placement Senior Unsecured Notes.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $74.5 million during the three months ended December 31, 2018, primarily because of lower Litigation Settlements and Losses and Corporate General and Administrative Expense, partially offset by lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture and increased Interest Expense.

Earnings Before Income Taxes increased to $251.3 million during the nine months ended December 31, 2018, primarily because of lower Litigation Settlements and Losses and Corporate General and Administrative Expense, partially offset by lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense increased to $16.8 million for the three months ended December 31, 2018, compared with an Income Tax Benefit of $50.0 million in the prior-year period, primarily because of the Tax Cuts and Jobs Act, which reduced corporate income tax rates from 35% to 21% beginning January 1, 2018.  The adoption of the Tax Cuts and Jobs Act in the three months ended December 31, 2017 resulted in a discrete income tax benefit related to the change in corporate tax rates that reduced our deferred tax liabilities by approximately $61.0 million.

Income Tax Expense increased to $54.7 million for the nine months ended December 31, 2018, compared with $3.6 million in the prior-year period. The increase was primarily due to the Tax Cuts and Jobs Act, which reduced corporate income tax rates from 35% to 21% beginning January 1, 2018. This resulted in a discrete income tax benefit related to the change in corporate tax rates that reduced our deferred tax liabilities by approximately $61.0 million in fiscal 2018.

NET EARNINGS AND DILUTED EARNINGS PER SHARE

Net Earnings decreased 43% to $57.7 million for the three months ended December 31, 2018. Diluted Earnings per Share decreased 40% to $1.24 per share.

Net Earnings decreased 10% to $196.7 million for the nine months ended December 31, 2018. Diluted Earnings per Share increased 8% to $4.15 per share.

The following table highlights certain operating information related to our business segments:

THREE and nine MONTHS ENDED december 31, 2018 Compared with THREE and nine MONTHS ENDED december 31, 2017

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2018	2017	Change	2018	2017	Change
	(in thousands, except net sales prices)
Revenue (1)
Cement (2)	$163,732	$161,601	1%	$543,681	$536,186	1%
Concrete and Aggregates	30,841	38,742	(20)%	111,425	126,092	(12)%
Gypsum Wallboard	130,954	133,348	(2)%	402,978	383,229	5%
Recycled Paperboard	39,638	48,389	(18)%	126,048	138,161	(9)%
Oil and Gas Proppants	14,100	26,392	(47)%	65,266	67,324	(3)%
Gross Revenue	379,265	408,472	(7)%	1,249,398	1,250,992	—
Less: Inter-Segment Revenue	(20,611)	(23,575)	(13)%	(62,746)	(69,489)	(10)%
Less: Joint Venture Revenue	(25,369)	(25,526)	(1)%	(78,112)	(79,696)	(2)%
Net Revenue	$333,285	$359,371	(7)%	$1,108,540	$1,101,807	1%
Sales Volume
Cement (M Tons) (2)	1,344	1,339	—	4,412	4,420	—
Concrete (M Yards)	237	303	(22)%	846	993	(15)%
Aggregates (M Tons)	747	820	(9)%	2,616	2,764	(5)%
Gypsum Wallboard (MMSF)	653	709	(8)%	1,992	2,014	(1)%
Recycled Paperboard (M Tons)	74	81	(9)%	235	239	(2)%
Frac Sand (M Tons)	365	379	(4)%	1,129	1,083	4%
Average Net Sales Prices (3)
Cement (2)	$107.54	$106.83	1%	$107.94	$106.91	1%
Concrete	102.94	100.71	2%	102.72	100.06	3%
Aggregates	8.68	9.68	(10)%	9.30	9.37	(1)%
Gypsum Wallboard	159.38	151.13	5%	161.63	154.52	5%
Recycled Paperboard	519.29	581.95	(11)%	520.02	564.46	(8)%
Operating Earnings (Loss)
Cement (2)	$47,197	$52,523	(10)%	$142,078	$154,456	(8)%
Concrete and Aggregates	1,037	3,414	(70)%	10,621	15,054	(29)%
Gypsum Wallboard	43,543	39,841	9%	139,694	123,237	13%
Recycled Paperboard	7,475	10,903	(31)%	26,078	22,358	17%
Oil and Gas Proppants	(9,324)	(743)	(1155)%	(19,554)	(4,523)	(332)%
Net Operating Earnings	$89,928	$105,938	(15)%	$298,917	$310,582	(4)%

(1)	Gross revenue, before freight and delivery costs.
(2)	Includes proportionate share of our Joint Venture.
(3)	Net of freight and delivery costs.

CEMENT

Cement Revenue was $163.7 million, a 1% increase, for the three months ended December 31, 2018. The increase was primarily due to a 1% increase in Average Net Sales Prices and a slight increase in Sales Volume, which improved Cement Revenue by approximately $1.5 million and $0.6 million, respectively.

Cement Operating Earnings declined 10% to $47.2 million for the three months ended December 31, 2018. The decrease was due primarily to increased operating costs, which reduced Operating Earnings by approximately $7.1 million, partially offset by increased Average Net Sales Prices and Sales Volume of approximately $1.5 million and $0.3 million, respectively. The increase in operating costs was due primarily to higher maintenance, freight and energy costs of approximately $3.5 million, $1.4 million, and $0.9 million, respectively. The increase in maintenance was due primarily to two outages and the installation of upgraded emissions control equipment at certain of our cement plants. The operating margin fell to 29% from 33%, primarily because of increased operating costs, partially offset by the increase in Average Net Sales Prices.

Cement Revenue was $543.7 million, a 1% increase, for the nine months ended December 31, 2018. The increase was primarily due to a 1% increase in Average Net Sales Prices, which improved Cement Revenue by approximately $8.4 million, partially offset by lower Sales Volume which negatively affected Revenue by approximately $0.9 million.

Cement Operating Earnings declined 8% to $142.1 million for the nine months ended December 31, 2018. The decrease was due primarily to increased operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $20.3 million and $0.5 million, respectively, partially offset by increased Average Net Sales Prices of approximately $8.4 million. The increase in operating costs was due primarily to increased maintenance, freight, and energy costs of approximately $10.1 million, $6.0 million, and $3.7 million, respectively. The increase in maintenance costs was due to timing of the annual maintenance outage at our Fairborn Cement plant. We performed an outage at Fairborn after our purchase of the plant in March 2017, therefore there was no outage in the nine months ended December 31, 2017. Additionally, we experienced two outages and we installed upgraded emissions control equipment at certain of our cement plants in the third quarter of fiscal 2019. The operating margin fell to 26% from 29%, primarily because of increased operating costs, partially offset by the increase in Average Net Sales Prices.

CONCRETE AND AGGREGATES

Concrete and Aggregates Revenue decreased 20% to $30.8 million for the three months ended December 31, 2018. The primary reasons for the decrease in Revenue were the reduction in Sales Volume for concrete and aggregates of 22% and 9%, respectively, which adversely affected Revenue by approximately $7.3 million and a 10% reduction in Average Net Sales Prices for Aggregates, which reduced Revenue by approximately $1.0 million. This was partially offset by a 2% increase in Average Net Sales Prices for concrete, which positively affected Revenue by approximately $0.4 million.

Operating Earnings declined 70% to approximately $1.0 million. The decline resulted from increased operating costs, lower Average Net Sales Prices and lower Sales Volume, which depressed Operating Earnings by approximately $1.3 million, $0.6 million and $0.5 million, respectively. The increase in operating costs was primarily due to higher cost of materials of approximately $1.4 million.

Concrete and Aggregates Revenue decreased 12% to $111.4 million for the nine months ended December 31, 2018. The primary reasons for the decrease in Revenue were the reduction in Sales Volume for concrete and aggregates of 15% and 5%, respectively, which adversely affected Revenue by approximately $16.1 million and a 1% reduction in Average Net Sales Prices for Aggregates, which reduced Revenue by approximately $0.8 million. This was partially offset by a 3% increase in Average Net Sales Prices for concrete, which positively affected Revenue by approximately $2.2 million.

Operating Earnings declined 29% to approximately $10.6 million. The decline resulted from increased operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $4.1 million and $1.7 million, respectively. This decrease was partially offset by increased Average Net Sales Prices of approximately $1.3 million. The increase in operating costs was primarily due to higher cost of materials and delivery of approximately $3.7 million and $0.5 million, respectively.

GYPSUM WALLBOARD

Gypsum Wallboard Revenue decreased 2% to $131.0 million for the three months ended December 31, 2018, primarily because of an 8% decline in Sales Volume. The decline in Sales Volume negatively affected Revenue by approximately $10.5 million, partially offset by an increase in gross sales prices which positively affected Revenue by approximately $8.1 million. Our market share was essentially unchanged during the fiscal third quarter.

Operating Earnings increased 9% to $43.5 million, primarily as a result of the increase in gross sales prices, which positively affected Operating Earnings by approximately $8.1 million. These increases were partially offset by lower Sales Volume and increased operating costs of approximately $3.1 million and $1.3 million, respectively. The decline in Sales Volume was due to a shift in the timing of pre-buy activity ahead of our winter wallboard price increase. In the prior year, our price increase was scheduled for early January; therefore, pre-buy activity increased December 2017 shipments. The operating margin increased to 33%, primarily because of higher gross sales prices. The increase in operating costs was primarily related to freight, which raised operating costs by approximately $2.6 million, partially offset by decreased other production costs, primarily raw materials, of approximately $1.3 million. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Gypsum Wallboard Revenue increased 5% to $403.0 million for the nine months ended December 31, 2018, as a result of an increase in gross sales prices. The increase in gross sales prices positively affected Revenue by approximately $23.9 million, partially offset by a decline in Sales Volume which negatively affected Revenue by approximately $4.1 million. Our market share was essentially unchanged during the nine-month period.

Operating Earnings increased 13% to $139.7 million, primarily because of the increase in gross sales prices, which positively affected Operating Earnings by approximately $23.9 million. These increases were partially offset by lower Sales Volume and increased operating costs of approximately $1.3 million and $6.1 million, respectively. The increase in operating costs was primarily related to freight, which raised operating costs by approximately $9.6 million, partially offset by decreased other production costs of approximately $3.6 million. The operating margin increased to 35%, primarily as a result of higher gross sales prices, partially offset by increased operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

Recycled Paperboard Revenue decreased 18% to $39.6 million during the three months ended December 31, 2018. The decrease in Revenue was due to lower Average Net Sales Prices and Sales Volume, which adversely affected Revenue by approximately $4.5 million and $4.3 million, respectively. The decrease in Average Net Sales Prices was due to the pricing provisions in our long-term sales agreements, which are tied to input costs.

Operating Earnings decreased 31% to $7.5 million, primarily as a result of lower Average Net Sales Prices and Sales Volume, which negatively affected Operating Earnings by approximately $4.5 million and $1.0 million, respectively, partially offset by lower operating costs, which positively affected Operating Earnings by approximately $2.0 million. The decrease in operating costs was primarily related to lower input costs, mainly recycled fiber, which positively affected Operating Earnings by approximately $2.1 million, partially offset by increased freight costs of approximately $0.3 million. Operating margin decreased to 19% from 23%, primarily because of lower Average Net Sales Prices, partially offset by lower operating costs.

Recycled Paperboard Revenue decreased 9% to $126.0 million during the nine months ended December 31, 2018. The decrease in Revenue was due to lower in Average Net Sales Prices and Sales Volume, which adversely affected Revenue by approximately $9.7 million and $2.5 million, respectively. The decrease in Average Net Sales Prices was due to the pricing provisions in our long-term sales agreements, which are tied to input costs.

Operating Earnings increased 17% to $26.1 million, primarily because of lower operating costs, which positively affected Operating Earnings by approximately $13.6 million.  This increase was partially offset by lower Average Net Sales Prices and Sales Volume of approximately $9.7 million and $0.4 million, respectively. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $14.4 million, partially offset by increased freight costs of $1.2 million. Operating margin increased to 21% from 16%, primarily because of lower operating costs, partially offset by lower Average Net Sales Prices.

OIL AND GAS PROPPANTS

Revenue from our Oil and Gas Proppants segment decreased 47% to approximately $14.1 million during the three months ended December 31, 2018. The decrease in Revenue was primarily due to lower gross sales prices and Sales Volume, which negatively affected Revenue by approximately $9.6 million and $2.7 million, respectively.

Operating Loss for the quarter increased to approximately $9.3 million, primarily as a result of lower gross sales prices, which increased the operating loss by approximately $9.6 million, partially offset by lower operating costs of approximately $1.0 million. The decrease in operating cost was primarily due to decreased freight and contract mining, which reduced operating costs by approximately $3.6 million and $0.6 million, respectively. This was partially offset by increased depreciation of the new drying facility in Utica, Illinois, leasing costs for rail cars, and fixed costs, which increased Operating Loss by approximately $0.7 million, $1.3 million, and $1.5 million, respectively.

Revenue from our Oil and Gas Proppants segment declined 3% to approximately $65.3 million during the nine months ended December 31, 2018. Revenue from the Wildcat Acquisition positively affected Revenue by approximately $10.3 million. Excluding Revenue from the Wildcat Acquisition, Revenue decreased $12.3 million, primarily because of lower gross sales prices, which negatively affected Revenue by approximately $15.2 million, partially offset by an increase in Sales Volume, which positively affected Revenue by $2.9 million.

Operating Loss for the quarter increased 332% to approximately $19.6 million. Included in the Operating Loss is approximately $0.4 million Operating Earnings from the Wildcat Acquisition. Excluding the start-up costs at Utica of approximately $1.6 million and the Operating Earnings from the Wildcat Acquisition, Operating Loss would have been approximately $18.4 million. The increase in Operating Loss was due primarily to reduced gross sales price of approximately $15.2 million, partially offset by lower operating costs of approximately $1.3 million. The decrease in operating costs is primarily due to lower freight costs of approximately $7.3 million, partially offset by increased leasing costs for rail cars and fixed costs, which increased Operating Loss by approximately $2.4 million and $3.5 million, respectively.

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

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2018	2017
	(dollars in thousands)
Net Cash Provided by Operating Activities	$294,100	$275,140
Investing Activities:
Additions to Property, Plant, and Equipment	(126,446)	(83,698)
Acquisition Spending	—	(36,761)
Proceeds from Sale of Property, Plant, and Equipment	2,281	—
Net Cash Used in Investing Activities	(124,165)	(120,459)
Financing Activities:
Increase (Decrease) in Credit Facility	5,000	(40,000)
Repayment of Unsecured Private Placement Senior Notes	—	(81,214)
Dividends Paid to Stockholders	(14,293)	(14,571)
Purchase and Retirement of Common Stock	(191,800)	(24,903)
Proceeds from Stock Option Exercises	1,992	23,729
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,842)	(2,607)
Net Cash Provided by (Used in) Financing Activities	(200,943)	(139,566)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$(31,008)	$15,115

Cash flows from operating activities increased $19.0 million to $294.1 million during the nine months ended December 31, 2018. This increase was primarily attributable to higher dividends from our Joint Venture and an increase in adjustments from noncash activity, which positively affected cash flows by approximately $1.0 million and $73.6 million, respectively, partially offset by a reduction in Operating Earnings and cash flows from changes in working capital of approximately $22.9 million and $32.7 million, respectively.

Working capital decreased $51.0 million to $228.4 million at December 31, 2018, primarily as a result of lower Restricted Cash, Accounts and Notes Receivable, Inventories, Income Tax Receivable and Current Portion of Long-term Debt of approximately $38.8 million, $8.7 million, $6.9 million, $5.5 million, and $36.5 million, respectively. This was partially offset by increased Cash and decreased Accrued Liabilities of approximately $7.8 million and $39.0 million, respectively. The decrease in Accounts and Notes Receivable was due to lower Revenue during the quarter, and the increase in Current Portion of Long-term Debt was due to the maturity of the last tranche of our Private Placement Senior Unsecured Notes. The decrease in Restricted Cash and Accrued Liabilities occurred because of the payment of the settlement of the Direct Purchaser and Homebuilder antitrust cases.

The decrease in Accounts and Notes Receivable at December 31, 2018 was primarily due to the timing of sales and collections during the three months ended December 31, 2018 compared with the three months ended March 31, 2018. As a percentage of quarterly sales generated for the respective quarter, Accounts and Notes Receivable was approximately 40% at December 31, 2018 and 50% at March 31, 2018. Historically, this percentage has been in the 45% to 50% range. Management measures the change in Accounts and Notes Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts and Notes Receivable. No significant deterioration in the collectability of our Accounts Receivable in our construction products and building materials businesses was identified at December 31, 2018. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at December 31, 2018.

Our Inventory balance at December 31, 2018 declined approximately $6.9 million from our Inventory balance at March 31, 2018. Within Inventory, raw materials and materials-in-progress and repair parts decreased approximately $9.8 million and $1.9 million, respectively, while our recycled paperboard inventory increased approximately $5.7 million. The decline in raw materials and materials-in-progress was consistent with our business cycle as we generally build up clinker inventory during the winter to meet the demand during the spring and summer. The decline in repair parts inventory was due primarily to the maintenance outages at all of our cement plants during the fiscal first quarter. The increase in recycled paperboard inventory was due primarily to the build-up of inventory in anticipation of a major shut down during fiscal 2020. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that our products are basic construction materials.

Net Cash Used in Investing Activities during the nine months ended December 31, 2018 was approximately $124.2 million, compared with $120.5 million in the similar period for fiscal 2018, an increase of approximately $3.7 million. The increase was primarily related to capital expenditures in our Oil and Gas Proppants and Cement segments, which increased Cash Used in Investing Activities by approximately $20.3 million and $19.8 million, respectively, partially offset by a decline in acquisition spending of approximately $36.8 million. The increase in capital expenditures in the Oil and Gas Proppants segment was related to the build-out of our Utica, Illinois facility, which was completed in June 2018. The increase in capital expenditures in our Cement segment was primarily due to additions to our terminal network and upgrades to our plants. We anticipate spending between $40.0 million and $45.0 million on sustaining capital expenditures for all of our businesses during fiscal 2019.

Net Cash Used in Financing Activities was approximately $200.9 million during the nine months ended December 31, 2018, compared with $139.6 million in the similar period for fiscal 2018. The $61.3 million increase in Net Cash Used in Financing Activities was primarily due to the $166.9 million increase in repurchase and retirement of common stock and a $21.7 million decrease in proceeds from common stock exercises, partially offset by an increase in borrowings under the Credit Facility of approximately $45.0 million and reduction in repayments of Private Placement Senior Unsecured Notes of approximately $81.2 million. Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 30.6% and 30.0%, respectively, at December 31, 2018, compared with 30.5% and 30.1%, respectively, at March 31, 2018.

Debt Financing Activities

BANK CREDIT FACILITY

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by rating agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (LIBOR) plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio); or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest is payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We had $245.0 million of borrowings outstanding at December 31, 2018. Based on our Leverage Ratio, we had $247.2 million of available borrowings, net of the outstanding letters of credit, at December 31, 2018.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2018, we had $7.8 million of outstanding letters of credit.

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

At December 31, 2018, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions, and other non-cash charges) ratio of 3.50:1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP; or (ii) Consolidated Total Revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated Total Revenue of the Company and its subsidiaries during such period. We are in compliance with all financial ratios and tests at December 31, 2018.

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

We do not have any off‒balance sheet debt, except for approximately $60.0 million of operating leases, which have an average remaining term of approximately 15 years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million letter of credit facility. At December 31, 2018, we had $7.8 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $26.1 million in performance bonds relating primarily to our mining operations.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Series 2007A Senior Unsecured Notes, 4.500% Senior Unsecured Notes, and borrowings under the Credit Facility, in privately negotiated or open-market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Dividends

Dividends paid were $14.3 million and $14.6 million for the nine months ended December 31, 2018 and 2017, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2018	194,300	$100.50	194,300
May 1 through May 31, 2018	174,000	104.39	174,000
June 1 through June 30, 2018	132,000	111.03	132,000
Quarter 1 Totals	500,300	$104.62	500,300
July 1 through July 31, 2018	147,000	$106.87	147,000
August 1 through August 31, 2018	231,800	97.16	231,800
September 1 through September 30, 2018	360,000	88.37	360,000
Quarter 2 Totals	738,800	$94.81	738,800
October 1 through October 31, 2018	345,000	$78.58	345,000
November 1 through November 30, 2018	355,000	74.28	355,000
December 1 through December 31, 2018	250,000	63.75	250,000
Quarter 3 Totals	950,000	$73.03	950,000
Year-to-Date Totals	2,189,100	$87.62	2,189,100	2,000,328

On August 10, 2015, the Board of Directors authorized the Company to repurchase up to an additional 6,782,700 shares, for a total outstanding authorization of 7,500,000 shares. During the nine months ended December 31, 2018, we repurchased 2,189,100 shares at an average price of $87.62. Subsequent to December 31, 2018, we repurchased an additional 340,000 shares through January 25, 2019 at an average price per share of $64.94. Including the share repurchases made subsequent to December 31, 2018, we have authorization to repurchase an additional 1,660,328 shares.

Share repurchases may be made from time to time in the open market or in privately negotiated transactions. The timing and amount of any share repurchases will be determined by management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs, or directions established from time to time by the Company’s management, including plans intended to comply with the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934.

During the nine-months ended December 31, 2018, the Company withheld from employees 42,116 shares of stock upon the vesting of Restricted Shares that were granted under the Eagle Materials Inc. Amended and Restated Incentive Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2018	2017
	(dollars in thousands)
Land and Quarries	$1,672	$5,147
Plants	85,491	60,538
Buildings, Machinery, and Equipment	39,283	18,013
Total Capital Expenditures	$126,446	$83,698

We anticipate maintenance capital expenditures will be approximately $40.0 million to $45.0 million for fiscal 2019. Historically, we have financed such expenditures with cash from operations and borrowings under our revolving Credit Facility. We expect capital expenditures in fiscal 2019 to be approximately $150.0 million to $160.0 million, including maintenance capital expenditures, investments related to the completion of the dry plant in Utica, Illinois, and investments to enhance our distribution capabilities and continue to improve our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time to time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. As of December 31, 2018, we have a $500.0 million Credit Facility, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $245.0 million of borrowings outstanding at December 31, 2018 would increase interest expense by approximately $2.5 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially affected our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve; however, the rate and sustainability of such improvement remains uncertain. Infrastructure spending continues to be adversely affected by several factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential or commercial construction) could have a material adverse effect on our business, financial condition, and results of operations.

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

Our cement plant located in Kansas City, Missouri is subject to certain obligations under a consent decree with the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our financial condition or results of operations.

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

Climate change and climate change legislation or regulations may adversely affect our business.

A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions.

Other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. Production and shipment levels for our businesses correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect our businesses. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

The effects of climate change on our operations are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of Portland cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Climate change and legislation and regulation concerning GHGs could have a material adverse effect on our financial condition, results of operations and liquidity.

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

•

as a result of the amount of our outstanding indebtedness and the restrictive covenants to which we are subject, if we determine that we require additional financing to fund future working capital, capital investments, or other business activities, we may not be able to obtain such financing on commercially reasonable terms, or at all; and

•

our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared with our competitors that have less indebtedness.

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

EAGLE MATERIALS INC.
Registrant

January 29, 2019	/s/ DAVID B. POWERS
David B. Powers Chief Executive Officer (principal executive officer)

January 29, 2019	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 29, 2019	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)