Form 10-K
period 2019-03-31
EAGLE MATERIALS INC
filed 2019-05-23
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2019

Commission File No. 1-12984

EAGLE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)

75-2520779  (I.R.S. Employer Identification No.)

5960 Berkshire Lane, Suite 900, Dallas, Texas 75225 (Address of principal executive offices)

(214) 432-2000 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	EXP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4.0 billion.

As of May 21, 2019, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	44,117,946

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 6, 2019 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries, (the Company, which may be referred to as we, our, or us) is a leading supplier of heavy construction materials, light building materials, and materials used for oil and natural gas extraction in the United States. Our products are commodities that are essential in commercial and residential construction; public construction projects; projects to build, expand, and repair roads and highways; and in oil and natural gas extraction. Demand for these products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 19, 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the company was renamed Eagle Materials Inc. (NYSE: EXP).

Strategy

We consistently and rigorously pursue four overarching strategic objectives that differentiate us and contribute to our margin performance and growth: being a low-cost producer in all our markets, maintaining a decentralized operating structure, focusing solely in U.S. geographical markets, and achieving profitable growth through both strategic acquisitions and the organic development of our asset network.

Improve our low-cost producer position

Our goal and the bedrock of our strategy, is to be a low-cost producer in each of the markets in which we compete. We focus diligently on reducing costs and making our operations more efficient. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits.

The products we make are basic necessities, and competition is often based largely on price, with consistent quality and customer service also important considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns and stronger free cash flow generation.

Being a low-cost producer is not only key to our commercial success, it also fully aligns with and advances our commitment to sustainable environmental practices. To maintain our low-cost producer position, we are always innovating our production processes with the aim of using fewer resources to make the same commodities. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

Maintain decentralized operating structure

The Company operates through a decentralized structure: operations are managed separately, and products are branded and marketed by our individual companies. This local-market strategy provides several benefits, including increased familiarity with our customers, higher brand recognition, and lower transportation costs, which is a meaningful advantage in the construction materials industry. We view our cement and wallboard plant systems each as integrated networks, allowing us to ship products and minimize freight costs. The impact of regional construction cycles on our businesses is mitigated to some degree by our geographic diversification and integrated network of plants.

Operate in attractive markets

Demand for our products depends on construction activity which tends to correlate with population growth. While the Company’s markets include most of the United States, approximately 70% of our total revenue is generated in ten states: California, Colorado, Illinois, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Texas, and Wyoming. Population growth, which is a major driver of construction products and building materials demand, is expected to grow approximately 28% between the 2010 census and 2040 for these ten states, compared to 23% population growth for the United States as a whole, according to the latest update in December 2018 by the Weldon Cooper Center at the University of Virginia. In our Light Materials sector, we have located operations primarily in the southern part of the United States, known as the Sun Belt. According to the same study, population in the Sun Belt is expected to grow by approximately 38% between the 2010 census and 2040.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through acquisitions and the organic development of our asset network. Since 2012, we have expanded the Heavy Materials sector principally through acquisitions, with total investments of approximately $1.2 billion. Most recently, in 2017, we acquired a cement plant from Cemex in Fairborn, Ohio (the Fairborn Acquisition). These investments have more than doubled our U.S. cement capacity, making us the largest U.S.-owned cement producer.

The Fairborn Acquisition also expanded our geographic footprint so that we now have a contiguous, integrated cement system from California to Ohio and south to Texas. We have completed additional bolt-on acquisitions, which also contribute to our expanded geographic footprint.

The Company will continue to proactively pursue acquisition opportunities that further our growth across the Heavy Materials sector. Our free cash flow enables us to consider acquisitions and organic growth opportunities that align with our return on investment profitability objectives.

When an otherwise attractive potential acquisition or investment in organic growth does not meet our return requirements, our practice is to return cash to shareholders. Since becoming a public company in 1994, our share count is down approximately 35%, and we have returned approximately $1.8 billion to our shareholders, through a combination of share repurchases and dividends.

Ongoing Strategic Portfolio Review

On April 18, 2019, we announced that the Company, with the support of our independent financial and legal advisors, is conducting a strategic review of its portfolio of businesses. The review is ongoing and the Company is carefully considering the full range of options for maximizing value to our shareholders, including a separation of our businesses, potential transactions with third parties and other strategic and financial alternatives. We do not intend to publicly discuss or announce developments with respect to the review process until the Board has approved a definitive action or until the process has otherwise been concluded. There can be no assurance that the strategic portfolio review will result in any particular action or that a transaction will be consummated, nor can there be any assurance regarding the timing of any action or transaction.

EMPLOYEES

As of March 31, 2019, the Company had approximately 2,300 employees, of which approximately 800 were employed under collective bargaining agreements and various supplemental agreements with local unions.

Industry Segment Information

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and gas extraction.

Sector	Primary End Markets	Business Segments
Heavy Materials	Infrastructure	Cement
	Commercial and Residential construction	Concrete and Aggregates
Light Materials	Residential construction	Gypsum Wallboard
Recycled Paperboard
Oil and Gas Proppants	Oil and Gas Extraction	Frac Sand

For information about the financial results of our business segments, including revenue, average net sales prices, sales volume and operating earnings, please see pages 45-52.

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in infrastructure, commercial, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. Demand has been strong for these construction products over the last several years. Cement consumption in the United States, as estimated by the Portland Cement Association (PCA), was approximately 106.1 million short tons in calendar 2018, compared with 103.8 million short tons in calendar 2017, and imported cement consumption was 15% of total sales in calendar 2018 compared with 14% in calendar 2017.

Cement

Cement is the basic binding agent for concrete, a primary construction material. Some concrete mixes also include other cementitious materials, such as slag and fly ash, which act as cement extenders and improve the durability of concrete. The principal sources of demand for cementitious materials are infrastructure, commercial construction, and residential construction, with infrastructure accounting for approximately 50% of the demand for cement.

The manufacturing process for portland cement primarily involves four main steps, as shown in the graphic below:

All of our cement plants use dry-process technology, and approximately 75% of our clinker capacity is from preheater or preheater/pre-calciner kilns, which are generally more efficient kiln types.

We also sell slag cement and fly ash. Slag granules are obtained from a steel company and processed in our grinding facility. Slag is used in concrete mix designs to improve the durability of concrete and reduce future maintenance costs. Fly ash is a by-product of a coal-fired power plant and acts as an extender of cement in concrete.

Cement Plants

We operate seven cement plants (one of which is operated through a joint venture), one slag grinding facility, and 19 cement distribution terminals. Our 5.2 million tons of clinker capacity is approximately 5% of total U.S. clinker capacity. Our cement companies focus on the American heartland and operate as an integrated network selling product in Arkansas, California, Colorado, Indiana, Illinois, Iowa, Kansas, Michigan, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Texas, Wisconsin and Wyoming. Our joint venture includes a minority interest in an import terminal in Houston, Texas, from which we can purchase up to 495,000 short tons annually. Our slag facility is located near Chicago, Illinois, and our slag product is sold primarily in Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri, and Kansas. The following table sets forth information regarding our cement plants (tons are in thousands of short tons):

Plant Location	Owned or Leased Reserves	Rated Annual Clinker Capacity (1)		Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (2)	Estimated Minimum Limestone Reserves (Years) (3)	Fiscal 2019 Tons Mined
Buda, TX	Owned	1,300	(4)	1,435	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	224,550	50+	1,700
LaSalle, IL	Owned	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006	44,760	39	1,065
Sugar Creek, MO	Owned	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2002	126,300	50+	1,060
	Leased							10,600
Laramie, WY	Owned	650		800	Dry – 2 Stage Preheater	1	1988	98,100	50+	845
	Leased							99,700
					Dry – Long Dry Kiln	1	1996
Tulsa, OK	Owned	650		900	Dry – Long Dry Kiln	1	1961	38,900	42	815
					Dry ‒ Long Dry Kiln	1	1964
Fernley, NV	Owned	500		550	Dry – Long Dry Kiln	1	1964	14,000	50+	635
	Leased				Dry – 1 Stage Preheater	1	1969	69,100
Fairborn, OH	Owned	730		980	Dry – 4 Stage Preheater	1	1974	25,600	29	915
Total-Gross		5,830		6,865
Total-Net (5)		5,180		6,150

(1)	One short ton equals 2,000 pounds.
(2)	All limestone reserves are considered to be probable under the definition provided by Industry Guide 7.
(3)	Years of limestone reserves calculated using annual rated capacity.
(4)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(5)	Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly owned except the Buda, Texas plant (the Joint Venture), which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 4.9 million short tons in fiscal 2019 and 5.0 million short tons in fiscal 2018. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 5.3 million and 5.4 million short tons in fiscal 2019 and fiscal 2018, respectively.

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

Coal and petroleum coke are the primary fuels used in our cement plants, but the plants are equipped to burn natural gas, if necessary. The cost of fuel increased in fiscal 2019, compared with fiscal 2018. The increase was due to higher coal and petroleum coke costs, as well as inbound freight costs to deliver the coal and petroleum coke. The Tulsa plant burns fuel-quality wastes, as well as coal and petroleum coke, and the Sugar Creek plant burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012, both plants had existing alternative fuels programs managed by a company that supplied alternative fuels and materials to the cement plants. In keeping with our commitment to sustainability and cost management, we continue to use these alternative fuels and materials programs at the Sugar Creek and Tulsa plants.

We have a long-term agreement with a steel manufacturer to supply granules necessary for grinding slag. This agreement requires us to purchase up to 550,000 tons of granules, which meet certain specifications, made available by the steel manufacturer each year.

Electric power is also a major cost component in the manufacturing process for both cement and slag, and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment. Historically, we have not had many production interruptions under these agreements.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are infrastructure, commercial, and residential construction, with public works infrastructure comprising more than 50% of total demand. Cement consumption in the U.S. increased approximately 2% during calendar 2018 from calendar 2017, and the Portland Cement Association forecasts cement consumption will increase another approximately 2% in calendar 2019. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greatest from Spring through the middle of Autumn. Demand for slag has increased as the availability of fly ash has decreased due to the conversion of power plants from coal to natural gas.

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

Cement imports into the U.S. occur primarily to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports, along the coast or on the Great Lakes, or it is transported on the Mississippi River system near major population centers. This is done to take advantage of lower waterborne freight costs versus higher truck and rail transportation costs that U.S.-based manufacturers incur to deliver into the same areas.

The Portland Cement Association estimates that imports represented approximately 15% of cement used in the U.S. during calendar 2018, compared with 14% in calendar 2017.  The PCA also estimates that imports will represent approximately 16% of calendar 2019 consumption. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total consumption will consistently be served by imported cement.

The following table sets forth information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have a total of 19 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)
Buda, Texas	Cement	Texas Lehigh Cement Company LP	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan and southern Wisconsin	Hartland, Wisconsin; Ottawa, Illinois
Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska and Iowa	Sugar Creek, Missouri; Iola, Kansas; Wichita, Kansas; Omaha, Nebraska; Pleasant Hill, Iowa (2); Altoona, Iowa (3); Springfield, Missouri;
Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas and southern Missouri	Oklahoma City, Oklahoma
Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California
Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri; Etna, Pennsylvania; Fairfield, Ohio (4)

(1)	Each of the above distribution terminals are capable of handling both cement and slag.
(2)	Currently under lease, which terminates during fiscal 2020. This terminal will be replaced by the Altoona terminal.
(3)	We also intend to sell slag cement from this terminal.
(4)	This facility is being leased.

During fiscal 2019, the leases we had with the former owner of the Skyway Plant for terminals in Cincinnati, Ohio; Des Moines, Iowa; St. Paul, Minnesota; and Tarentum, Pennsylvania expired and were not renewed. The terminal in Tarentum, Pennsylvania was replaced by the terminal in Etna, Pennsylvania; the terminal in Cincinnati, Ohio was replaced by the terminal in Fairfield, Ohio; and the terminal in Des Moines, Iowa was replaced by the terminal in Pleasant Hills, Iowa. The lease for the terminal at Pleasant Hills, Iowa expires in fiscal 2020 and is not expected to be renewed, and the terminal will be replaced by the terminal in Altoona, Iowa. We are currently constructing a cement dome at Altoona, Iowa, which is expected to be completed by the end of fiscal 2020. We are leasing the new terminal in Fairfield, Ohio under an initial term of two years, with two one-year options.

Cement and slag are distributed directly to our customers mostly through customer pickups, and also by common carriers from our plants or distribution terminals. We transport cement and slag by barge and rail to our storage and distribution terminals.

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2019. We do not typically enter into long-term sales contracts or have a significant level of order backlog. Cement and slag are generally sold to companies in private industry that contract with state and local entities for infrastructure and other public works projects.

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

The first environmental issue involves cement kiln dust or CKD. The U.S. Environmental Protection Agency (EPA) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (RCRA) for several years. In 1999, the EPA proposed a rule that would allow states to regulate properly managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to continue to exempt properly managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective. To date, the EPA still has not completed its 1999 proposal to exempt properly managed CKD waste and establish protective CKD management standards. It is uncertain whether or when this proposal will be finalized. Nevertheless, in the interim, many state environmental agencies have been using the EPA’s 1999 proposed CKD management standards as general industry guidelines.

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

The second environmental issue involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly used widely in the cement industry to line cement kilns. We currently use a small amount of refractory brick containing chromium, all of which is properly disposed under applicable federal and state laws. Except for such chromium containing refractory, we crush substantially all of our refractory brick and use the crushed material as raw feed in the kiln.

The third environmental issue involves the potential regulation of our emission of greenhouse gases (GHGs), including carbon dioxide, under the Clean Air Act (CAA). The consequences of GHG emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures; and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.

In response to the Supreme Court’s ruling in Massachusetts v. EPA, 127 S. Ct. 1438 (2007), that GHGs are air pollutants and, thus, potentially subject to regulation under the CAA, the EPA has taken steps to regulate GHG emissions from mobile and certain stationary sources. On September 22, 2009, the EPA issued a Mandatory Reporting of Greenhouse Gases final rule, which took effect December 29, 2009. This rule established a comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of GHGs to monitor and report their GHG emissions annually on a facility-by-facility basis. On December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare. Based on this finding, on May 7, 2010, the EPA promulgated a final rule establishing GHG emission standards for new motor vehicles under Title II of the CAA, which was the first nationwide rule controlling or limiting GHG emissions. According to the EPA, because of the issuance of the motor vehicle rule meant that GHGs were regulated pollutants under the CAA, it triggered construction and operating permit requirements for large stationary sources of GHGs, including cement plants, under Title I of the CAA. On May 13, 2010, the EPA promulgated a final rule, known as the Tailoring Rule, addressing the thresholds at which stationary sources of GHGs trigger prevention of significant deterioration (PSD) and Title V permitting requirements. PSD review requires an analysis of possible GHG controls and, potentially, the installation of GHG controls or emissions limitations.

On June 23, 2014, the U.S. Supreme Court issued an opinion with respect to the Tailoring Rule holding that the EPA can require PSD controls for GHG emissions only for sources that are already subject to PSD review based on another pollutant – Util. Air Regulatory Grp. v. E.P.A, 134 S. Ct. 2427 (2014). Following the Supreme Court decision, the EPA issued a memorandum clarifying that the EPA intends to continue to apply PSD requirements to GHG emissions if a source emits or has the potential to emit 75,000 tons per year (tpy) or more of GHGs until the EPA establishes a de minimis threshold for GHG emissions below which a source would not be subject to GHG PSD permitting requirements. The EPA announced its intention to propose a rule addressing the de minimis threshold for GHG PSD permitting in the summer of 2016. To date, the EPA has yet to propose such rule. Until the EPA issues a final rule addressing the de minimis threshold for GHG emissions, any major modification of our existing plants or construction of a new plant that triggers PSD review for non-GHG emissions also would trigger PSD review for GHG emissions if the proposed major modification or construction would result in a GHG emission increase of at least 75,000 tpy.

In October 2015, the EPA published a rule establishing guidelines for states to regulate carbon dioxide emissions from existing fossil fuel power plants (the Clean Power Plan). The Clean Power Plan established national performance rates for steam generating units and stationary combustion turbines as well as state emission reduction goals based on the application of the performance rates to a state’s unique generation mix. Numerous states and industry petitioners are challenging the Clean Power Plan on multiple grounds. On February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan while the litigation is pending. The U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) held oral argument on the consolidated challenges to the Clean Power Plan on June 2, 2016. No opinion in that case has been issued. On April 28, 2017, at the request of the U.S. EPA, the D.C. Circuit issued a per curiam order holding the case in abeyance for 60 days to allow the U.S. EPA to determine whether to reconsider the Clean Power Plan. The EPA has indicated that it intends to significantly amend or repeal the Clean Power Plan. The D.C. Circuit has continued to hold the rule challenges in abeyance and the EPA must file status reports on its deliberations every 30 days.

On October 17, 2017, the EPA issued a proposal to repeal the Clean Power Plan and set out a broad outline of options for replacing the Clean Power Plan. On August 31, 2018, the EPA proposed a new rule to replace the Clean Power Plan. The proposed rule, informally called the Affordable Clean Energy (ACE) rule, would limit GHG emission reductions to those that can occur with the fenceline of a power plant. The proposed rule identifies several qualifying technologies to improve heat rate at power plants. Under the proposed rule, standards of performance for GHG emissions would be established on a case-by-case basis by each state based on the qualifying heat rate improvement technologies.

In the future, it is possible that the EPA will propose performance standards for GHG emissions for other sectors, including cement manufacturing, so the ultimate outcome of the GHG regulations for power plants could affect the timing and form of standards for cement plants.

Several states have individually implemented or are presently considering measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs. California’s AB 32 program is the most advanced of such state initiatives, with regulations affecting all major sources of GHGs. The State of Washington also issued regulations imposing emission limitations on a broad set of industry sectors, although that rule, the Clean Air Rule, was invalidated by a state court judge on December 15, 2017. Washington appealed the ruling to its state supreme court, which heard oral arguments on March 19, 2019, but has not yet issued a decision. States also have joined together to form regional initiatives to reduce GHG emissions, including nine states in the Northeast and Mid-Atlantic under the Regional Greenhouse Gas Initiative (RGGI). Two additional states are in the process of joining RGGI.

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

The fourth environmental issue is the EPA’s promulgation on September 9, 2010 of final regulations establishing National Emissions Standards for Hazardous Air Pollutants for portland cement plants (PC NESHAP) pursuant to Section 112 of the CAA. For specific hazardous air pollutants (HAPs), the final rule requires cement plants to meet certain emission and operating standards. The rule sets limits on mercury emissions from existing portland cement kilns and increases the stringency of emission limits for new kilns. The rule sets emission limits for total hydrocarbons, and also sets emission limits for particulate matter as a surrogate for non-volatile metal HAPS, from cement kilns of all sizes, and reduces hydrochloric acid emissions from kilns that are large emitters. As a result of industry challenges to the regulations, the EPA issued a revised rule on February 12, 2013. The revised rule made two notable changes to the 2010 HAP regulations. First, the rule established less stringent emission standards for total hydrocarbons and particulate matter. Second, the rule extended the deadline for existing sources to comply with the HAP regulations to September 9, 2015. We do not believe we are placed at a competitive disadvantage by the revised rule. Pursuant to CAA Sections 112(d) and (f), the EPA determined on July 25, 2018, that no revisions to the HAP regulations are necessary to address residual risk from HAP emissions from portland cement plants, nor to account for developments in practices, process or control technologies. This determination has been challenged by environmental groups in the D.C. Circuit. The litigation in the D.C. Circuit is being held in abeyance while the EPA considers the environmental groups’ administrative petition for reconsideration of the determination.

A fifth environmental issue involves excess emissions that may occur during periods of startup, shutdown, or malfunction. In June 2015, the EPA issued a rule requiring revisions to 36 state implementation plans (SIPs) that allowed exemptions or contained affirmative defenses to excess emissions during periods of startup, shutdown, or malfunction (SSM rule). The SIP revisions were submitted to the EPA in November 2016. The states required to revise their SIPs include states where the company has cement operations, such as Illinois, Oklahoma, Missouri, and Texas. Under the revised SIPs, companies would be required to comply with their emissions limits at all times, including during startup, shutdown, and malfunctions. States and members of industry have challenged the SSM rule in the D.C. Circuit. In addition, the State of Texas filed a petition with the EPA on March 15, 2017, requesting that the Agency reconsider the SSM rule as it applied to the Texas SIP.

On April 24, 2017, at the request of the EPA, the D.C. Circuit issued an order holding in abeyance the consolidated challenges to the SSM rule and canceling oral argument, which had been scheduled for May 8, 2017. In its motion, the EPA argued that oral argument should be delayed in light of the recent change in Administration. According to the motion, the EPA “intends to closely review the SSM rule, and the prior positions taken by the Agency with respect to the SSM rule may not necessarily reflect its ultimate conclusions after that review is complete.” The D.C. Circuit’s order requires the EPA to file status reports on the Agency’s review of the SSM rule at 90-day intervals. It further mandates that the parties file motions to govern future proceedings within 30 days of the EPA notifying the court and the parties what action it has or will be taking with respect to the SSM rule. As a result, we cannot predict how or whether the SSM rule will be changed.

On April 29, 2019, EPA Region 6 (which oversees a group of states that includes New Mexico, Oklahoma, and Texas) published a proposed finding that the affirmative defense provisions in Texas’s SIP applicable to excess emissions during periods of SSM are narrowly tailored and limited enough to be consistent with the CAA. Accordingly, EPA Region 6 also is proposing to withdraw the SSM rule as it applies to the Texas SIP, which means Texas would no longer be required to revise its SIP to address its existing affirmative defense provisions. The EPA is accepting public comment on the proposed rule through June 28, 2019. At this time, EPA Region 6 is not proposing to address other states’ affirmative defense SIP provisions; however, the Agency notes in the Texas proposal that it is considering reinstating the EPA’s prior policy that affirmative defense SIP provisions are generally approvable in Region 6 states.

The sixth environmental issue is the EPA’s promulgation pursuant to Section 129 of the CAA of revised regulations for Commercial and Industrial Solid Waste Incineration (CISWI) units. CAA Section 129 requires the EPA to set standards for solid-waste incineration units. Affected sources must comply with the revised CISWI regulations the earlier of three years after State CISWI plan approval, or five years from the date of the final rule on reconsideration. On June 23, 2016, the EPA published a final rule reconsidering four provisions of the February 7, 2013 final CISWI rule, including relaxing the particulate matter standard for solid waste-burning kilns and eliminating the affirmative defense to penalties for non-compliance during well-documented malfunction events. On January 11, 2017, the EPA published a proposed federal plan that would implement the previously promulgated limits for existing CISWI units in states that have not submitted and received approval for a state plan. The proposed federal plan would have required owners or operators of impacted CISWI units to achieve compliance by February 7, 2018;

however, the EPA has yet to finalize the proposed federal plan. The EPA has approved several states’ implementation plans, including plans submitted by Colorado and Oklahoma. Compared to the PC NESHAP, the CISWI regulations contain requirements for more pollutants, and the requirement for dioxin/furans for existing and new sources is somewhat more stringent.

Whether a facility is a CISWI unit regulated under CAA Section 129 or a cement plant regulated under CAA Section 112 hinges on whether it combusts solid waste as that term is defined under Subtitle D of RCRA. On March 21, 2011, the EPA finalized (and on February 7, 2013, it revised) the Identification of Non-Hazardous Secondary Materials that Are Solid Waste (NHSM) rule. The NHSM rule’s primary purpose is to provide the definition of solid waste that is used to determine if a cement kiln is regulated under CISWI regulations or the PC NESHAP regulations. The rule lays out processing and legitimacy criteria that are used to determine if a non-traditional fuel is a solid waste. Combustion of a solid waste triggers applicability of the CISWI requirements. On July 29, 2016, the D.C. Circuit issued an opinion in U.S. Sugar v. EPA, No. 11-1108, largely upholding the 2011 and 2013 CISWI rules.

At some of our operations, kilns are or will be using non-hazardous secondary materials as a replacement for traditional fuels used in the manufacturing process. These kiln systems are capable of beneficially utilizing a wide array of NHSM and may be subject to the CISWI requirements, depending on whether these materials are identified as solid wastes under the NHSM rule. The EPA issued a rule clarifying the definition of solid waste and establishing a uniform recycling standard for all hazardous secondary materials recycling on January 13, 2015, which became effective on July 13, 2015. Solid waste–burning kilns must meet the CISWI emission and operating standards. Nonwaste-burning kilns must prove any alternative fuels used are not solid wastes. We do not believe we are placed at a competitive disadvantage by either the NHSM or the CISWI rule.

The seventh environmental issue is a revision to the National Emission Standards for Hazardous Air Pollutants for hazardous waste combustors (HWC NESHAP). The Tulsa, Oklahoma cement facility utilizes hazardous waste as fuel and is required to meet the emission and operating standards of the HWC NESHAP. This facility has demonstrated and remains in compliance with all of the requirements of the current HWC NESHAP. On October 12, 2005, the EPA promulgated final HWC regulations, with compliance required for all facilities by 2008. On October 28, 2008, the EPA promulgated a final rule addressing eight issues for which the EPA granted reconsideration of the 2005 rule. The final rule on reconsideration did not change the compliance date for existing sources established by the 2005 rule. Environmental and industry organizations filed lawsuits in the D.C. Circuit challenging the 2005 and 2008 regulations. The EPA subsequently agreed to revise the HWC NESHAP in accordance with an agreement with litigants, and the court in August 2009 granted EPA’s motion for voluntary remand, without vacatur, of the 2005 and 2008 regulations to the EPA for further consideration. The EPA has not indicated when it will issue a proposed rule amending the regulations. It is not possible to predict at this time the stringency or impact of revised HWC NESHAP regulations or timing required for compliance.

The eighth environmental issue is the EPA’s ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. In October 2015, the EPA strengthened the ozone NAAQS by lowering the primary (health-based) and secondary (welfare-based) standards from 75 parts per billion (ppb) to 70 ppb. As a result of this change, the EPA was required to make attainment/nonattainment designations for the revised standards by October 2017. In November 2017, the EPA released a partial list of 2,649 counties (representing about 85 percent of U.S. counties) that meet the 2015 standards for ground level ozone or are not classifiable. States containing the remaining undesignated areas were notified by the EPA in December 2017 of the Agency’s intended recommendations and were given 120 days to provide additional information for the EPA to consider before making final designation decisions. On April 30, 2018, the agency released the area designations for all of the remaining undesignated counties, except for eight counties in the San Antonio, Texas area.  The EPA designated 51 areas as nonattainment, one area as unclassifiable, and the remaining areas as attainment/unclassifiable. Most of the nonattainment areas were classified as marginal nonattainment. On July 17, 2018, the EPA released the area designations for the eight remaining Texas counties, seven of which were designated as attainment/unclassifiable and one, Bexar County, classified as being in marginal nonattainment. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results. The CAA requires the EPA to review, and if necessary, revise the NAAQS every five years. Accordingly, the EPA is in the process of reviewing the ozone NAAQS, and is scheduled to complete this review in 2020.

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

In fiscal 2019, we had $4.7 million of capital expenditures related to compliance with environmental regulations applicable to our cement operations. We anticipate spending $7.0 million during fiscal 2020.

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

Location	Number of Plants	Number of Trucks
Northern California	3	25
Austin, Texas	6	85
Kansas City Area	8	91
Total	17	201

We conduct aggregate operations near our concrete facilities in northern California; Austin, Texas; and the greater Kansas City area. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these aggregate facilities.

Location	Owned or Leased	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Estimated Minimum Reserves (Thousand Tons) (1)		Estimated Minimum Reserves (Years)	Fiscal 2019 Tons Mined (Thousand Tons)
Northern California	Owned	Sand and Gravel	4,000	910,900		100+	1,500
Austin, Texas	Owned	Limestone	3,000	4,300		23	1,965
	Leased			65,300
Kansas City Area	Owned	Limestone	700	57,000	(2)	50+	35

(1)	All reserves are considered to be probable under the definition of Industry Guide 7.
(2)	Includes reserves located in our underground mine that we believe can be economically used for aggregate supply.

Our total net aggregate sales were 3.2 million tons in fiscal 2019 and 3.5 million tons in fiscal 2018. Total aggregates production was 3.4 million tons in fiscal 2019 and 3.9 million tons in fiscal 2018. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas, the greater Kansas City area, and California.

Raw Materials and Fuel Supplies

We obtain cement and aggregates for our concrete businesses from related companies, including our Joint Venture, as outlined below:

	Percentage of Internally Supplied
Location	Cement	Aggregates
Northern California	100%	80%
Austin, Texas	35%	45%
Kansas City Area	100%	25%

We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand, and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. The quarry serving our northern California business is estimated to contain more than nine hundred million tons of sand and gravel reserves. One of the quarries serving our Austin, Texas market is covered by a lease that expires in 2060. Based on current production capacity, we estimate our northern California and Austin, Texas quarries contain reserves of more than 100 years and approximately 23 years, respectively. Including reserves in our underground mine, our quarries in the Kansas City market currently have approximately 50 years of reserves. We are actively seeking additional, more economical reserves to extend the life of our reserves in the Kansas City market.

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Austin, Texas, the greater Kansas City area, and northern California are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. We are continuing our efforts to secure a rail link from our principal aggregates deposit north of Sacramento, California to supply extended markets in northern California. No customer accounted for more than 10% of fiscal 2019 segment revenue.

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

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations. (See pages 8-13.)

In fiscal 2019, we had $0.5 million of capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations. We anticipate spending approximately $0.5 million in fiscal 2020.

Light Materials

Our Light Materials sector produces gypsum wallboard, which is used in residential and commercial buildings, and recycled paperboard, which is used primarily in the manufacture of gypsum wallboard. The sector comprises the Gypsum Wallboard and Recycled Paperboard segments. Operations in this sector are concentrated in the Sun Belt of the United States, where the population is projected to grow approximately 38% between 2010 and 2040, according to the latest update in December 2018 by the Weldon Cooper Center at the University of Virginia. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

Gypsum Wallboard

Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial, and industrial structures. Our gypsum wallboard products are marketed under the name American Gypsum.

The gypsum wallboard manufacturing process involves four main steps, as shown in the graphic below.

Gypsum Wallboard Plants

We own and operate five gypsum wallboard plants, outlined in the table below, and market our products under the name American Gypsum. We anticipate running all of our facilities at the level required to meet customer demand, up to maximum capacity. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

The following table sets forth certain information regarding our gypsum wallboard plants.

Location	Owned or Leased Reserves (1)	Approximate Annual Gypsum Wallboard Capacity (MMSF) (2)	Estimated Minimum Gypsum Reserves (Thousand Tons) (3)		Estimated Minimum Gypsum Reserves (Years) (4)		Fiscal 2019 Tons Mined (Thousand Tons)
Albuquerque, New Mexico	Owned	425	10,490	(5)	50+	(5)	330
	Leased		54,700	(5)
Bernalillo, New Mexico		550		(5)	50+	(5)	105
Gypsum, Colorado	Owned	700	21,200		31		460
Duke, Oklahoma	Owned	1,300	22,550		23		685
	Leased		2,900
Georgetown, South Carolina (6)		900			49	(6)	—
Total		3,875

(1)	Owned reserves include mining claims.
(2)	Million Square Feet (MMSF) based on anticipated product mix.
(3)	All gypsum tons are deemed probable under the definition provided by Industry Guide 7.
(4)	At 100% capacity utilization.
(5)	The same reserves serve both New Mexico plants.
(6)	We have a 60-year supply agreement with Santee Cooper for synthetic gypsum that expires in 2068.

Our Gypsum Wallboard production totaled 2,691 MMSF in fiscal 2019 and 2,614 MMSF in fiscal 2018. Total Gypsum Wallboard sales were 2,651 MMSF in fiscal 2019 and 2,555 MMSF in fiscal 2018.

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

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in August 2019 for New Mexico and October 2019 for South Carolina, Colorado, and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 8% of our production costs in fiscal 2019.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing. Industry shipments of gypsum wallboard were approximately 24.9 billion square feet in calendar 2018, compared to 25.3 billion square feet in calendar 2017. We estimate that residential and repair and remodel construction accounted for more than 85% of calendar 2018 industry sales.

Demand for gypsum wallboard remains highly cyclical and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from Spring through the middle of Autumn.

We sell Gypsum Wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally use third-party common carriers for deliveries. Three customers accounted for approximately 30% of our Gypsum Wallboard segment sales during fiscal 2019.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own approximately 100 railcars for transporting gypsum wallboard. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 10% of our Wallboard volume sold was delivered via rail.

There are seven manufacturers of gypsum wallboard in the U.S. operating a total of 62 plants, per the Gypsum Association. During 2018, Gebr. Knauf KG (Knauf) reached an agreement to acquire USG, and the transaction closed on April 24, 2019. We estimate that the three largest producers ‒ Knauf, National Gypsum Company, and Koch Industries ‒ account for approximately 60% of gypsum wallboard sales in the U.S.

Total wallboard-rated production capacity in the United States is currently estimated at approximately 40.0 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. It is possible that previously closed plants or lines could be brought back into service.

Environmental Matters

The gypsum wallboard industry is subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal Clean Air Act and the federal Clean Water Act (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as CERCLA (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our gypsum wallboard operations is the subject of any local, state, or federal environmental proceedings. We do not, and have not, used asbestos in any of our gypsum wallboard products.

On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act, (RCRA), which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design, and operating specifications; groundwater monitoring requirements; corrective action requirements; recordkeeping and reporting obligations; and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 19, 2015. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. Similarly, material effects on our business, financial condition, and results of operations are unlikely to result from administrative reconsideration by the EPA of certain aspects of the final CCR rule, because none of these pending actions currently seek to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR.

As discussed in greater detail in the “Environmental Matters” section for Cement, the EPA in October 2015 strengthened the NAAQS for ozone by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb. The EPA completed its attainment/nonattainment designations for the revised standards for all areas of the United States in July 2018. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results. EPA is in the process of reviewing the ozone NAAQS, which it is required to do every five years to determine if it is necessary to revise the standards.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA. For a more detailed discussion of this issue, see the “Environmental Matters” section of our Cement business description on pages 8-13.

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

There were $0.2 million of capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2019. We anticipate capital expenditures of approximately $0.3 million related to our Gypsum Wallboard operations during fiscal 2020.

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

Our paper machine allows the paperboard operation to manufacture high-strength gypsum liner that is approximately 10-15% lighter in basis weight than generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, requires less energy (natural gas) to evaporate moisture from the board during the gypsum wallboard manufacturing process. The low-basis weight paper also reduces the overall finished board weight, providing our Wallboard operations with more competitive transportation costs for both the inbound and outbound segments.

We intend to invest approximately $70.0 million to expand and enhance our papermill, which has been sold out for several years. This project will enable the facility to increase line speeds, which in turn increases output, and to replace high-cost raw materials with a lower-cost, more sustainable alternative. We expect the project to be completed by late spring 2020 and to increase our paper capacity by approximately 70,000 tons.

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

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber prices in fiscal 2019 declined compared with fiber prices during fiscal 2018, which were higher than historical fiber prices. The current outlook for fiscal 2020 is for waste paper prices, namely OCC, to be lower compared with fiscal 2019. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides, and bacteria controls, are readily available from several manufacturers at competitive prices.

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

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. We expect the cost of energy to remain consistent in fiscal 2020 compared with fiscal 2019. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO) and the Oklahoma Corporate Commission recently approved a 2% rate increase for the price of electricity. This power company is working to switch its fuel source dependency to natural gas, which could affect our electricity rates in future years. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. Natural gas costs in fiscal 2019 increased compared with fiscal 2018 but they are expected to decline in fiscal 2020. A significant portion of our natural gas requirements for our paper mill is provided under a gas supply agreement that expires in January 2020.

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2019, approximately 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We also have contracts with three other gypsum wallboard manufacturers that represent approximately 55% of our total segment revenue with the remaining volume shipped to other gypsum liner manufacturers. The current contracts with other gypsum wallboard manufacturers expire in four to six years. The loss of any of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Environmental Matters

There were no capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2019, and none are expected in 2020.

Oil and Gas Proppants

The Oil and Gas Proppants sector produces frac sand used in oil and natural gas exploration, and provides transloading and storage for well servicing companies.

Facilities

We currently own two northern white frac sand mines, three frac sand wet processing plants, and four frac sand drying facilities. Our frac sand mines and wet plants are in New Auburn, Wisconsin and Utica, Illinois. Our frac sand drying facilities are currently in New Auburn, Wisconsin; Utica, Illinois; and Corpus Christi, Texas, as outlined in the table below. Sand is processed into various mesh sizes and marketed primarily to oil service companies.

The following table provides information regarding our frac sand production facilities at March 31, 2019.

Wet Plant Location	Owned or Leased Reserves	Estimated Annual Wet Production Capacity (Thousand Tons) (3)	Estimated Minimum Reserves (Thousand Tons) (1)	Estimated Minimum Reserves (Years)		Fiscal 2019 Tons Mined (Thousand Tons) (2)
New Auburn, Wisconsin	Owned	2,800	28,270	12	(2)	1,700
	Leased		7,660
Utica, Illinois	Owned	2,200	139,300	50+		645

Dry Plant Location	Dry Plant Capacity (Thousand Tons)
New Auburn, Wisconsin (two lines)	1,900
Corpus Christi, Texas	1,000
Utica, Illinois	1,600
Total	4,500

(1)	All sand tons are deemed to be probable under the definition provided by Industry Guide 7.
(2)	We have an option to purchase property that, if purchased, will increase our estimated minimum reserves to approximately 20 years.
(3)	Represents throughput capacity.

During fiscal 2019, we completed the build-out of our Utica, Illinois facility that was started in fiscal 2018. The facility was completed in June 2018, and we began shipping sand out of this facility in July 2018. During fiscal 2018, we recommissioned our Corpus Christi plant which we idled in the fourth quarter of fiscal 2016. This plant operated for the first four months of fiscal 2019 before it was idled, and it remained idled through the end of the fiscal year. The Corpus Christi plant can be supplied with wet sand via barge from our mine in Utica, Illinois, or other outside sources. The cost of maintaining the idled Corpus Christi plant is not significant.

Raw Materials and Fuel Supplies

We mine our frac sand from open pit mines and process the sand in our wet plants. The excavation process includes stripping the overburden overlaying the planned mining area and then removing the sand through blasting or mechanically removing it with the use of mobile equipment. Processing includes washing the sand with water and screening to remove nonsalable material, after which the sand is dried and further screened to its final mesh sizes, which range from 20 mesh to 140 mesh. During the winter months, the cold weather adversely affects our ability to operate our wet processing plants, resulting in these plants being shut down for much of the winter. Generally, our New Auburn, Wisconsin facility is affected more by the weather than our Utica, Illinois facility.

Natural gas is the major fuel used in our dry plants. The cost of natural gas increased throughout fiscal 2019 and is not expected to fluctuate materially in fiscal 2020. Electricity and water are also a major cost component in our manufacturing process. We do not anticipate significant changes in the cost of these utilities in fiscal 2020.

Demand, Sales, and Distribution

Frac sand is currently sold into shale deposit zones across the United States. Demand for oil and gas proppants is driven primarily by rig counts and well‒completion activity.

Drilling and completion activity for oil and gas is very cyclical in nature. Drilling activity is based on many factors, but the primary factor is oil and gas pricing. During the first half of calendar 2018, drilling activity was strong, and demand was steady. Demand declined during the second half of calendar 2018 as oil prices declined. Demand in the Permian Basin was also affected by the shortage of pipeline capacity, which made it difficult to move the oil from the basin to the refineries. Additional pipeline capacity is being constructed, and is expected to be completed by the end of calendar 2019. Pricing for northern white sand was adversely affected by the decreased demand and the increased availability and use of in-basin sand, which has a lower cost due to the proximity of the sand to the wellhead.

A portion of the frac sand we produce is sold under long-term contracts that require our customers to pay a specified price per mesh size for a specified volume of sand each month or quarter, depending on the contract. The terms of our contracts, including pricing, delivery, and mesh distribution, vary by customer. Certain of our long-term customer contracts contain liquidated damages for non-performance by our customers. As the demand has slowed, we have negotiated new contract terms with certain of our customers. The renegotiated contracts reflect the reduced demand for frac sand in the current environment by restructuring the contracts to provide reduced contracted sales volume and prices in the near term, with the contracted minimums being increased in the later years. In addition to the long-term sales contracts, we sell frac sand through our distribution network under short-term pricing and other agreements. The terms of our short-term pricing agreements vary by customer.

We currently have contracts to provide frac sand to four customers, which comprised approximately 85% of our segment revenue for fiscal 2019. These contracts have an average remaining life of approximately two years.

The frac sand distribution business offers transload services to oil field service companies.  These services are provided across several basins, through the following primary facilities:

Location	Owned or Leased	Basin	Rail Access
El Reno, Oklahoma	Leased	Midcon	Yes
Fairview, North Dakota	Owned	Bakken	Yes
New Town, North Dakota	Leased	Bakken	Yes
Hannibal, Ohio	Leased	Marcelus	Yes
Lemont Furnace, Pennsylvania	Leased	Marcelus	Yes
Kenedy, Texas	Owned	Eagle Ford	No
Fowlerton, Texas	Owned	Eagle Ford	No
Gonzales, Texas	Owned	Eagle Ford	Yes
Odessa, Texas	Owned	Permian	Yes
Batesville, Arkansas	Owned	Haynesville	Yes

Our Hannibal, Ohio distribution terminal is served by barge as well as by rail, and the Kenedy, Texas and Fowlerton, Texas trans-load sites are served by truck from Corpus Christi, Texas. All other distribution locations are served by rail from either our Utica, Illinois or New Auburn, Wisconsin locations. At March 31, 2019, the Kenedy, Texas; Fowlerton, Texas; Gonzales, Texas; Odessa, Texas; and Batesville, Arkansas terminals were idled. The cost of maintaining these idled facilities is not significant.

At March 31, 2019, we had approximately 2,000 rail cars under lease, with an average term of approximately 3 years.

During the fourth quarter of fiscal 2019, continued declining prices and operating results in our Oil and Gas Proppants business indicated there were impairment indicators related to our long-lived assets. We reviewed our long-lived, intangible and other assets and determined that certain assets were impaired, and we recorded a $220.3 million impairment loss at March 31, 2019. See Footnote (A) of the Notes to Consolidated Financial Statements for more information on this impairment.

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

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install expensive emissions abatement equipment, modify operational practices, and obtain permits for existing or new operations. Before commencing construction on a new or modified source of air emissions, such laws may require us to reduce emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs to comply with these regulations. We could be subject to administrative, civil, and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the federal Clean Air Act and comparable state laws and regulations.

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

Our operations may also be subject to broad environmental review under the National Environmental Policy Act (NEPA). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archaeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review in court and thereby delay or block the issuance of a federal permit or approval.

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

State and Local Regulation

We are also subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where one of our operations is located, have state laws similar to NEPA; thus, our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if the project is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, which obligate state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin and some other states also have specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

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

Existing operations could be more significantly affected by increased regulatory activity. In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.

There were no capital expenditures related to compliance with environmental regulations applicable to our Oil and Gas Proppants operations during fiscal 2019, and we do not anticipate any such expenditures during fiscal 2020.

Where You Can Find More Information

We publish our annual reports on Form 10-K and Form DEF 14a, Annual Proxy Statement; our quarterly reports on Form 10-Q; and current reports on Form 8-K. These reports along with all amendments to them, are available free of charge through the Investor Relations page of our website, located at www.eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (SEC). This reference to our website is intended solely to inform investors where they may obtain additional information; the materials and other information presented on our website are not incorporated in and should not otherwise be considered part of this Report. Additionally, investors may obtain information by contacting our Investor Relations department directly at (214) 432-2000 or by writing to Eagle Materials Inc., Investor Relations, 5960 Berkshire Lane, Suite 900, Dallas, Texas 75225.

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

We are subject to risks and uncertainties related to our strategic portfolio review.

On April 18, 2019, we announced that the Company, with the support of our independent financial and legal advisors, is conducting a strategic review of its portfolio of businesses. The review is ongoing and the Company is carefully considering the full range of options for maximizing value to our shareholders, including a separation of our businesses, potential transactions with third parties and other strategic and financial alternatives. There can be no assurance that the strategic portfolio review will result in any particular action or that a transaction will be consummated, nor can there be any assurance regarding the timing of any action or transaction. We will incur expenses in connection with the strategic portfolio review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the review. While the strategic portfolio review is ongoing, we are exposed to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the review; and exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the strategic portfolio review and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. As of the date of this filing, there is no definite timetable for completion of the strategic portfolio, and we can provide no assurance that any transaction or other strategic alternative we may pursue will have a positive impact on our results of operations or financial condition.

Our business could be negatively affected as a result of a proxy contest.

On May 8, 2019, Sachem Head Capital Management LP, a stockholder of the Company, submitted a notice to us proposing to nominate two individuals to stand for election to our board of directors at our 2019 annual meeting of stockholders, in opposition to the nominees to be proposed by our board of directors. This proxy contest will require the Company to incur significant fees and expenses, and absorb significant time and attention by management and the board of directors. Furthermore, any perceived uncertainties as to our future direction and control could serve as a disruption to our long-term strategic plan, result in the loss of potential business opportunities, and impact our reputation and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business, operating results and financial condition. At this time, we cannot predict the outcome, or the impact on the Company, of this proxy contest.

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

For example, greenhouse gases (GHGs) currently are regulated as pollutants under the federal Clean Air Act and subject to reporting and permitting requirements. Future consequences of GHG permitting requirements and potential emission reduction measures for our operations may be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel; (2) in our cement manufacturing process, the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide; and (3) our gypsum wallboard manufacturing process combusts a significant amount of fossil fuel, especially natural gas. In addition, the EPA has proposed to regulate GHG emissions from existing fossil fuel-fired power plants as a result of the EPA’s promulgation of new source performance standards for the same sources. In the future, the EPA is expected to propose new source performance standards for GHG emissions from cement manufacturing, which similarly will trigger a requirement for the EPA to promulgate regulations relating to GHG emissions from existing cement manufacturing facilities. The timing of such regulation is uncertain.

The EPA finalized National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for portland cement plants (PC NESHAP). The PC NESHAP required a significant reduction in emissions of certain hazardous air pollutants from portland cement kilns, including mercury, total hydrocarbons, particulate matter (as a surrogate for metal pollutants), and acid gases from cement kilns of all sizes. The Clean Air Act requires the EPA to review and revise these standards within eight years based on any residual risk posed by emissions from cement plants, as well as periodically review and revise these standards to account for developments in practices, process or control technologies. EPA determined on July 25, 2018, that no revisions to the PC NESHAP are necessary to address residual risk or technological developments. This determination has been challenged by environmental groups in Downwinders at Risk v. EPA, No. 18-1260 (D.C. Cir.). The litigation in the D.C. Circuit is being held in abeyance while EPA considers the environmental groups’ administrative petition for reconsideration of the determination. In the future, the EPA may propose to further strengthen the emission limitations applicable under the PC NESHAP to reflect future technological developments. It is not possible at this time to predict whether or when such a rule making may be undertaken or whether it would have a material effect on the Company’s operations.

On March 21, 2011, the EPA issued a final rule revising the Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the CISWI Rule) per Section 129 of the Clean Air Act, which created emission standards for four subcategories of industrial facilities, one of which is “Waste Burning Kilns.” The EPA simultaneously stayed the CISWI Rule for further reconsideration. On February 7, 2013, the EPA finalized revisions to the CISWI Rule. For those cement kilns that utilize non-hazardous secondary materials (NHSM) as defined in the rule first finalized on March 21, 2011 (and slightly revised on February 7, 2013), the CISWI Rule requires significant reductions in emissions of certain pollutants from applicable cement kilns. The CISWI Rule sets forth emission standards for mercury, carbon monoxide, acid gases, nitrogen oxides, sulfur dioxide, certain metals (lead and cadmium), particulate matter, and more stringent standards than the PC NESHAP for dioxin/furans. The CISWI Rule required existing CISWI units (i.e., those that began construction before June 4, 2010) to be in compliance with emission limits in their state-submitted plans by the earlier of February 7, 2018 or three years after the effective date of state plan approval by the EPA. The Rule requires new CISWI units (i.e., those that began construction on or after June 4, 2010, or commenced reconstruction or modification after August 7, 2013) to be in compliance with the emission standards for new sources by the later of August 7, 2013, or the date of startup of the source. On January 11, 2017, the EPA published a proposed federal plan that would implement the emission limits for existing CISWI units in states that have not submitted and received approval for a state plan; however, the Agency has yet to finalize the proposed federal plan. On June 23, 2016, the EPA published a final rule reconsidering four provisions of the February 7, 2013 CISWI Rule, including relaxing the particulate matter standard for solid waste-burning kilns and eliminating the affirmative defense to penalties for non-compliance during well-documented malfunction events.

On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act (RCRA), which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design and operating specifications, groundwater monitoring requirements, corrective action requirements, recordkeeping and reporting obligations, and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 19, 2015, with many of the requirements phased in months or years after the effective date. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. Similarly, material effects for our business, financial condition and results of operations are unlikely to result from administrative reconsideration by the EPA of certain aspects of the final CCR rule, because none of these pending actions currently seek to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR.

On October 1, 2015, the EPA lowered the primary (health-based) and secondary (welfare-based) ozone standards from the prior 8-hour standard of 75 parts per billion (ppb) to 70 ppb. An “area” (typically on the county level) will meet the ozone standards if the fourth-highest maximum daily 8-hour ozone concentration per year, averaged over three years, is equal to or less than 70 ppb. The EPA completed its area designations for all areas in the United States in July 2018. Areas with ozone levels above the standards were designated as “nonattainment” (with classifications ranging from marginal to extreme nonattainment), areas with ozone levels at or below the standards were designated as “attainment/unclassifiable,” and areas with insufficient data for EPA to make an attainment determination were designated as “unclassifiable.” In states with major emitting sources located in or near nonattainment areas, states are required to impose new and costly regulatory requirements. For areas that were determined to be in nonattainment, states are required to develop plans to bring the areas into attainment by as early as 2020 (depending on when the nonattainment designation was made and what the nonattainment classification is, e.g., marginal, moderate, severe, or extreme). Out of the 16 states where we have operations, 10 states contain at least one area that was designated as being in nonattainment for the 2015 ozone NAAQS (California, Colorado, Illinois, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Wisconsin). We may be required to meet new control requirements requiring significant capital expenditures for compliance.

Our cement plant located in Fernley, Nevada is subject to certain obligations under a consent decree with the United States requiring the establishment of facility-specific emissions limitations for certain air pollutants. Limitations that significantly restrict emissions levels beyond current operating levels may require additional investments by us or place limitations on operations, any of which could have a material adverse effect on our financial condition or results of operations.

Our cement plant in Tulsa, Oklahoma is subject to a NESHAP for hazardous waste combustors (the HWC NESHAP), which imposes emission limitations and operating limits on cement kilns that are fueled by hazardous wastes. Compliance with the HWC NESHAP could impose additional liabilities on us or require additional investment by us, which could have a material adverse effect on our financial condition or results of operations. In addition, new developments, such as new laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from operating or expanding plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, while the HWC NESHAP has not been updated since 2008, 73 Fed. Reg. 64068 (Oct. 28, 2008), future revisions to the HWC NESHAP regulations would apply to both of the cement kilns used at the cement plant in Tulsa, Oklahoma. Such revision could require new control requirements and significant capital expenditure for compliance.

Climate change and climate change legislation or regulations may adversely affect our business.

A number of governmental bodies have finalized, proposed, or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. Any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use, or carbon taxes emission limitations or reductions, or otherwise.

Other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. Production and shipment levels for our businesses correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes, and other unusual or unexpected weather-related conditions, which can significantly affect our businesses. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

The effects of climate change on our operations are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of portland cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Climate change and legislation and regulation concerning GHGs could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

We may become subject to significant cleanup, remediation, and other liabilities under applicable environmental laws.

Our operations are subject to state, federal, and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration and operating permits, and/or approvals to conduct certain of our operations or expand or modify our facilities. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties, other sanctions, or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future.

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

Frac sand is a proppant used in the completion and re-completion of oil and natural gas wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, or a shift in demand from higher-margin frac sand to lower-margin frac sand, could have a material adverse effect on our Oil and Gas Proppants business. The development and use of new technology for effective alternative proppants, or new technologies allowing for improved placement of proppants at reduced volumes, or the development of new processes to replace hydraulic fracturing altogether could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our Oil and Gas Proppants business. Similarly, the continued presence of lower cost in-basin frac sand in the Permian and Eagle Ford basins, could continue to adversely affect our Oil and Gas Proppants business.

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

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement plants, quarries, and related facilities; aggregate plants and quarries; gypsum wallboard plants; a recycled paperboard mill; frac sand mines and processing plants; as well as distribution terminals and our headquarters in Dallas. Other than our leased cement plant located in Sugar Creek, Missouri, none of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 3-25 for more information about the location of our facilities.

The following map shows the locations of our operating facilities, by type of facility:

ITEM 3. Legal Proceedings

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various federal district courts, against the Company’s subsidiary, American Gypsum Company LLC (American Gypsum) and other wallboard manufacturers, alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases related provisions of state law. The Company and American Gypsum denied all allegations that they conspired to increase the price of drywall and asserted affirmative defenses to the plaintiffs’ claims.

On December 29, 2017, American Gypsum and the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, and other manufacturers in the direct purchaser class action. The Direct Purchaser Settlement Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012, through the date of execution of the Direct Purchaser Settlement Agreement. On January 5, 2018, American Gypsum entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum and the other manufacturers in the indirect purchaser class action. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American Gypsum agreed to pay a total of approximately $39.1 million in cash to settle the claims against them. These claims were accrued during March 2018, and we deposited approximately $38.8 million into a qualified settlement fund. The amount accrued under the Direct Purchaser Settlement Agreement was paid in July 2018 after approval by the District Court.

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

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice. We believe the investigation, although a separate proceeding, was related to the same subject matter at issue in the litigation described above. On August 24, 2018, the Antitrust Division notified us that the investigation had been closed.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 18, 2019, there were approximately 1,300 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

SHARE REPURCHASES

Purchases of the Company’s common stock during the quarter ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2019	415,000	$65.50	415,000
February 1 through February 28, 2019	315,600	74.56	315,600
March 1 through March 31, 2019	389,970	75.60	389,970
Quarter 4 Totals	1,120,570	$71.57	1,120,570	10,879,758

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10,000,000 shares, which have been included in the table above. Including the authorization on August 10, 2015, our Board of Directors has approved the repurchase in the open market of a cumulative total of 48,393,305 shares of our Common Stock since we became publicly held in April 1994. We have repurchased approximately 37.5 million shares from April 1994 through March 31, 2019.

Subsequent to March 31, 2019, we repurchased an additional 1,031,110 shares through May 21, 2019, at an average price per share of $88.79. After these repurchases, and the additional authorization discussed above, we have authorization to repurchase an additional 9,848,648 shares.

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

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indices was $100 on March 31, 2014, and tracks it through March 31, 2019.

	3/14	3/15	3/16	3/17	3/18	3/19
Eagle Materials Inc.	100.00	94.67	79.88	111.23	118.46	97.37
Russell 1000	100.00	112.73	113.30	133.05	151.64	165.75
Dow Jones US Building Materials & Fixtures	100.00	114.85	128.24	147.70	156.17	153.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Selected Financial Data

Summary of Selected Financial Data (1)

	For the Fiscal Years Ended March 31,
	2019		2018		2017		2016		2015
	(amounts in thousands, except per share data)
Revenue	$1,393,241		$1,386,520	(3)	$1,211,220	(4)	$1,143,492	(5)	$1,066,368	(6)
Earnings Before Income Taxes	79,735	(2)	271,962	(3)	294,519	(4)	219,252	(5)	252,927	(6)
Net Earnings	68,860	(2)	256,632	(3)	198,219	(4)	152,592	(5)	186,853	(6)
Diluted Earnings Per Share	1.47	(2)	5.28	(3)	4.10	(4)	3.05	(5)	3.71	(6)
Cash Dividends Per Share	0.40		0.40		0.40		0.40		0.40
Total Assets	2,169,163		2,368,003		2,247,124		1,883,635		1,880,326
Total Debt	691,592		620,922		686,467		507,714		512,759
Stockholders’ Equity	1,209,487		1,417,690		1,203,450		1,040,531		1,010,593
Book Value Per Share At Year End	$26.81		$29.36		$24.84		$21.44		$20.11
Average Dilutive Shares Outstanding	46,932		48,646		48,361		50,071		50,372

(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes impairment losses of approximately $220.3 million related to our Oil and Gas Proppants segment.
(3)	Includes operations related to Wildcat Minerals from July 27, 2017 through March 31, 2018.
(4)	Includes operations related to Fairborn Cement from February 10, 2017 through March 31, 2017.
(5)	Includes operations related to Skyway Cement from July 14, 2015 through March 31, 2016.
(6)	Includes operations related to CRS from November 14, 2014 through March 31, 2015.

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas extraction. Financial results and other information for the fiscal years ended March 31, 2019, 2018, and 2017, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants. During the quarter ended December 31, 2018, we changed our segment presentation to reflect the reorganization of our Oil and Gas Proppants and frac sand distribution businesses. Under this reorganization, the distribution business, which we acquired in fiscal 2018, became a division of the Oil and Gas Proppants business. Prior to the reorganization, the operations of the frac sand distribution business had been reported in the Other segment. We have adjusted the prior period segment presentation to reflect this change for comparative purposes.

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

Our business activities are conducted in the U.S., and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete) and specialty oil well cement; the grinding and sale of slag cement; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; the mining and sale of aggregates (crushed stone, sand, and gravel); and the mining and sale of sand used in hydraulic fracturing (frac sand).

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

On July 27, 2017, we acquired all of the outstanding equity interests in Wildcat Minerals LLC (the Wildcat Acquisition). Wildcat Minerals LLC operates transload facilities serving the oil and gas industry in several oil and gas basins across the United States. The purchase price (the Wildcat Purchase Price) of the Wildcat Acquisition was approximately $36.8 million, and the results of the operations of Wildcat Minerals are included in our results for the period from July 27, 2017 through March 31, 2018 and for all of fiscal 2019.

MARKET CONDITIONS AND OUTLOOK

The outlook for calendar 2019 continues to be positive as the basic underlying fundamentals of low unemployment, low interest rates, and higher wages remain favorable. We believe these factors should positively affect both our Heavy and Light Materials sectors, comprising the Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard segments.

Our integrated cement sales network stretches across the heartland of America. Adjusting for the effects of unusually wet weather in calendar 2018, demand for cement in most of our markets improved compared with the prior year. The Portland Cement Association is estimating cement consumption will increase in calendar 2019 over 2018 by approximately 2%. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity.

Our primary gypsum wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling activity. We expect single family housing starts to remain strong in calendar 2019. Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market and demand for paper will generally follow the demand for gypsum wallboard. The primary raw material for the paperboard business is OCC. We are expecting OCC prices in fiscal 2020 to be slightly lower than they were in fiscal 2019. We anticipate that demand for paper products will remain strong in fiscal 2020 based on the robust housing market driving the demand for paper.

Sales volume and sales prices for our frac sand products were negatively affected by industry wide weakness in completion activity, which was greater than anticipated. In addition, pricing pressure resulted from a combination of low demand and increased use of local sand during calendar 2018. Faced with these market conditions, which are not expected to recover in the near term, we recorded long-lived asset and goodwill impairments related to this business during the fourth quarter of fiscal 2019. The effect was a non-cash accounting charge of approximately $220.3 million. See Footnote (A) to the Consolidated Financial Statements for more information about the impairment. As discussed earlier in Item 1. Business, we are engaged in a strategic review of our portfolio of businesses. If this review results in an alternative use or disposition of operating facilities in this segment, further recoverability assessments will be required which may result in additional impairment charges.

Results of Operations

Fiscal Year 2019 Compared with Fiscal Year 2018

	For the Years Ended March 31,
	2019	2018	Percentage Change
	(in thousands, except per share)
Revenue	$1,393,241	$1,386,520	—
Cost of Goods Sold	(1,066,673)	(1,047,764)	2%
Gross Profit	326,568	338,756	(4)%
Equity in Earnings of Unconsolidated Joint Venture	38,565	43,419	(11)%
Corporate General and Administrative	(37,371)	(41,205)	(9)%
Impairment Losses	(220,265)	—	—
Litigation Settlements and Losses	(1,800)	(45,098)	(96)%
Other Non-Operating Income	2,412	3,728	(35)%
Interest Expense, net	(28,374)	(27,638)	3%
Earnings Before Income Taxes	79,735	271,962	(71)%
Income Tax Expense	(10,875)	(15,330)	(29)%
Net Earnings	$68,860	$256,632	(73)%
Diluted Earnings per Share	$1.47	$5.28	(72)%

Revenue

Revenue increased in fiscal 2019 by $6.7 million to $1,393.2 million. The Wildcat Acquisition contributed approximately $2.5 million to the increase in Revenue. Excluding the Revenue from the Wildcat Acquisition, Revenue increased approximately $4.2 million, primarily due to improved Average Gross Sales Prices of approximately $4.5 million, partially offset by lower Sales Volume of approximately $0.3 million.

Cost of Goods Sold

Cost of Goods Sold increased by $18.9 million, or 2%, to $1,066.7 million in fiscal 2019. Approximately $3.8 million of the increase was related to the Wildcat Acquisition. The remaining increase in Cost of Goods Sold was due to increased operating costs, which increased Cost of Goods Sold by approximately $17.3 million, partially offset by lower Sales Volume of approximately $2.2 million. The increase in operating costs related primarily to our Cement, Concrete and Aggregates, and Gypsum Wallboard segments, and is discussed further on pages 48-50.

Gross Profit

Gross Profit decreased by 4% to $326.6 million in fiscal 2019. Approximately $1.5 million of the decrease in Gross Profit was related to the Wildcat Acquisition. Excluding the impact of the Wildcat Acquisition, the decrease in Gross Profit was primarily related to higher operating costs, partially offset by increased Sales Volume, as noted above. The gross margin declined to 23% from 24%, primarily because of the higher operating costs.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture decreased by $4.8 million, or 11%. The decline was primarily due to lower Gross Sales Prices and Sales Volume of approximately $0.3 million and $0.6 million, respectively, as well as increased operating expenses of $3.9 million. The increase in operating costs was due primarily to higher freight and purchased cement costs of approximately $1.9 million and $0.8 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses decreased 9% to $37.4 million in fiscal 2019. The decrease was due primarily to lower stock and incentive compensation, profit sharing, and legal expense of approximately $0.7 million, $1.3 million, and $1.6 million, respectively. The decrease in stock and incentive compensation was primarily due to reduced earnings from operations. The decrease in profit sharing was due to a one-time increase in fiscal 2018, and the decline in legal expense was related to the fiscal 2018 settlement of the Domestic Wallboard Antitrust Litigation.

IMPAIRMENT LOSSES

Impairment Losses were approximately $220.3 million in fiscal 2019 and related to impairment charges taken in our Oil and Gas Proppants segment. The charges included a $211.3 million impairment of property and equipment, and a $9.0 million impairment of goodwill and intangible, and other assets. The Impairment Losses have not been included in the Oil and Gas Proppants’ segment Operating Earnings. See Footnote (A) of the Notes to Consolidated Financial Statements for more information.

litigation SETTLEMENTS and losses

Litigation Settlements and Losses for fiscal 2019 pertain to third-party property damage that occurred several years ago related to our Recycled Paperboard business. The loss in fiscal 2018 was due to the settlement of the Domestic Wallboard Antitrust Litigation. During December 2017 and January 2018, we entered into the Direct Purchaser and Indirect Purchaser Settlement Agreements, respectively, under which we agreed to pay a total of approximately $39.1 million to settle all outstanding claims under these class action cases. At March 31, 2018, we accrued $6.0 million to settle all outstanding claims with a group of homebuilders (Homebuilder Settlement Agreement), under which we agreed to pay a total of approximately $6.0 million to settle all outstanding claims. All amounts related to the Domestic Wallboard Antitrust Litigation and the Homebuilder Settlement Agreement litigation have been settled and paid at March 31, 2019. The expense related to legal settlements was not included in the Gypsum Wallboard segment’s Operating Earnings.

Other non-operating Income

Other Non-Operating Income was $2.4 million in fiscal 2019, compared with Other Non-Operating Income of $3.7 million in fiscal 2018. Other Non-Operating Income consists of a variety of items that are non-segment operating in nature, including non-inventoried Aggregates income, Gypsum Wallboard distribution center income, asset sales, and other miscellaneous income and cost items.

Interest Expense, Net

Interest Expense, net, increased by approximately $0.8 million in fiscal 2019. The increase in Interest Expense, net was due primarily to higher interest expense from our Credit Facility of approximately $3.6 million, partially offset by a decrease of approximately $2.7 million in interest from our Private Placement Senior Unsecured Notes. The decrease in interest related to the Private Placement Senior Unsecured Notes was due to notes maturing, while the increase in the Credit Facility was due primarily to increased borrowings related to the repayment of the Private Placement Senior Unsecured Notes and to our share repurchase program.

Earnings Before Income Taxes

Earnings Before Income Taxes decreased to $79.7 million during fiscal 2019, primarily due to the Impairment Losses of approximately $220.3 million and lower Equity in Earnings from Unconsolidated Joint Venture of approximately $4.8 million. These were partially offset by lower Corporate General and Administrative expense and Litigation Settlements and Losses of approximately $3.8 million and $43.3 million, respectively.

Income Tax Expense

Income Tax Expense was approximately $10.9 million and $15.3 million for fiscal 2019 and fiscal 2018, respectively. The tax rate for fiscal 2019 was approximately 14%, compared with 6% for fiscal 2018. The increase in the fiscal 2019 tax rate was primarily due to the enactment of tax reform which created a onetime discrete benefit in fiscal 2018, partially offset by the decrease in Earnings Before Income Taxes related to the impairment. The lower fiscal 2018 tax rate reduced deferred tax liabilities by approximately $61.2 million. See Footnote (G) to the Consolidated Financial Statements for more information on the change in corporate tax rates.

Net Earnings and Diluted Earnings per Share

Net Earnings decreased 73% in fiscal 2019 to $68.9 million. Diluted Earnings per Share in fiscal 2019 were $1.47, compared with $5.28 for fiscal 2018. Lower Net Earnings and Diluted Earnings per Share were primarily due to the impairment losses recognized during the fourth quarter of fiscal 2019, as discussed above.

FISCAL YEAR 2019 vs FISCAL YEAR 2018 Results by Segment

The following presents results within our three business sectors in fiscal 2019 and fiscal 2018. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,
	2019	2018	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$656,759	$651,750	1%
Less Intersegment Revenue	$(14,408)	$(16,442)	(12)%
Less Joint Venture Revenue	$(104,493)	$(105,884)	(1)%
Gross Revenue, as reported	$537,858	$529,424	2%
Freight and Delivery Costs billed to Customers	(42,614)	(38,693)	10%
Net Revenue	$495,244	$490,731	1%

Sales Volume (M Tons)	5,340	5,365	—
Average Net Sales Price, per ton (2)	$108.15	$107.28	1%
Operating Margin, per ton	$30.86	$33.39	(8)%
Operating Earnings	$164,782	$179,151	(8)%

(1)	Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
(2)	Net of freight per ton, including the Joint Venture.

Cement Revenue was $656.8 million for fiscal 2019, a 1% increase over fiscal 2018. The increase in Revenue was primarily due to an increase in gross sales prices, which positively affected Revenue by $8.1 million, partially offset by lower Sales Volume, which negatively affected Revenue by approximately $3.1 million.

Cement Operating Earnings decreased 8% to $164.8 million for fiscal 2019. The decrease in Operating Earnings was due primarily to lower Sales Volume and increased operating costs of approximately $1.0 million and $21.5 million, respectively, partially offset by increased gross sales prices, which positively affected Operating Earnings by approximately $8.1 million. The increase in operating cost was primarily due to freight, maintenance, and energy costs of approximately $3.4 million, $11.2 million, and $5.3 million, respectively. The Operating Margin declined to 25% in fiscal 2019, compared with 27% in fiscal 2018.

Concrete and Aggregates

	For the Years Ended March 31,
	2019	2018	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, including intersegment	$140,173	$157,013	(11)%
Less intersegment Revenue	(1,422)	(1,335)	7%
Gross Revenue, as reported	$138,751	$155,678	(11)%

Sales Volume -
M Cubic Yards of Concrete	1,074	1,228	(13)%
M Tons of Aggregate	3,168	3,503	(10)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$102.98	$100.38	3%
Aggregates - Per Ton	$9.29	$9.39	(1)%

Operating Earnings	$12,866	$17,854	(28)%

Concrete and Aggregates Revenue decreased 11% to $140.2 million for fiscal 2019. The primary reason for the decrease in Revenue was the 13% and 10% decrease in Sales Volume for concrete and aggregates, respectively. These results adversely affected segment Revenue by approximately $18.5 million. A decrease of 1% in gross sales prices for Aggregates also adversely affected Revenue by approximately $1.1 million. This decrease was partially offset by increased gross sales prices of 3% for Concrete, which positively affected Revenue by $2.8 million.

Operating Earnings declined by 28% to approximately $12.9 million for fiscal 2019. The decline resulted from increased operating costs and lower Sales Volume, which adversely affected Operating Earnings by approximately $4.5 million and $2.2 million, respectively. This decrease was partially offset by increased gross sales prices, which positively affected Operating Earnings by approximately $1.7 million. The increased operating expenses were primarily related to higher cost of materials of approximately $5.0 million, partially offset by lower maintenance costs of approximately $0.2 million.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,
	2019	2018	Percentage Change
	(in thousands, except per MMSF information)
Gross Revenue, as reported	$532,712	$491,779	8%
Freight and Delivery Costs billed to Customers	(107,685)	(92,467)	16%
Net Revenue	$425,027	$399,312	6%

Sales Volume (MMSF)	2,651	2,555	4%
Average Net Sales Price, per MMSF (1)	$160.30	$156.27	3%
Freight, per MMSF	$40.62	$36.19	12%
Operating Margin, per MMSF	$68.21	$62.06	10%
Operating Earnings	$180,831	$158,551	14%
(1)	Net of freight per MSF

Gypsum Wallboard Revenue increased 8% to $532.7 million in fiscal 2019, primarily due to a 4% and 3% increase in Sales Volume and gross sales prices, respectively. The increase in Sales Volume and gross sales prices positively affected Revenue by approximately $18.4 million and $22.5 million, respectively. Our market share was essentially unchanged during fiscal 2019, with the higher Sales Volume being primarily due to increased construction activity in the markets we serve.

Operating Earnings increased by 14% to $180.8 million for fiscal 2019. This was primarily due to increased gross sales prices and Sales Volume of approximately $22.5 million, and $6.0 million, respectively. This increase was partially offset by higher operating costs of approximately $6.3 million. The increase in operating costs was primarily related to higher freight and energy costs of approximately $11.7 million and $0.4 million, respectively, partially offset by decreases in other production costs, primarily raw materials, of approximately $6.7 million. During fiscal 2019, Gypsum Wallboard Operating Margin improved to 34% from 32% in fiscal 2018, primarily due to the increase in gross sales prices, partially offset by higher operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

	For the Years Ended March 31,
	2019	2018	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including intersegment	$167,656	$181,742	(8)%
Less intersegment Revenue	(66,723)	(70,347)	(5)%
Gross Revenue, as reported	$100,933	$111,395	(9)%
Freight and Delivery Costs billed to Customers	(4,805)	(4,452)	8%
Net Revenue	$96,128	$106,943	(10)%

Sales Volume (M Tons)	311	317	(2)%
Average Net Sales Price, per ton (1)	$523.05	$559.22	(6)%
Freight, per ton	$15.45	$14.04	10%
Operating Margin, per ton	$113.66	$103.34	10%
Operating Earnings	$35,349	$32,758	8%

(1)	Net of freight per ton.

Recycled Paperboard Revenue decreased 8% to $167.7 million for fiscal 2019. The decrease in Revenue was due to decreased gross sales prices and Sales Volume, which adversely affected Revenue by approximately $10.8 million and $3.3 million, respectively. The decrease in gross sales prices was due to the price-adjustment provisions in our long-term sales agreements.

Operating Earnings increased 8% to $35.3 million for fiscal 2019. The increase in Operating Earnings was primarily due to lower operating costs, which positively affected Operating Earnings by approximately $14.0 million. This was partially offset by decreased gross sales prices and Sales Volume of approximately $10.8 million and $0.6 million, respectively. The decrease in operating costs was due primarily to input and energy costs, which declined by approximately $14.9 million, partially offset by increased freight expense, which increased operating costs by approximately $0.9 million. During fiscal 2019, Operating Margin increased to 21% from 18% in fiscal 2018, primarily due to lower operating costs, partially offset by decreased gross sales prices.

OIL AND GAS PROPPANTS

	For the Years Ended March 31,
	2019	2018	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, as reported	$82,978	$98,244	(16)%

Sales Volume (M Tons)	1,574	1,483	6%
Average Net Sales Price, per ton (1)	$43.65	$51.55	(15)%
Operating Earnings	$(28,695)	$(6,139)	367%
(1)	Net of freight per ton.

Revenue from our Oil and Gas Proppants segment decreased 16% to $83.0 million for fiscal 2019.  Excluding approximately $2.5 million in Revenue from the Wildcat Acquisition, Revenue decreased approximately $17.7 million. The decrease in Revenue was primarily due to lower gross sales prices, which adversely affected Revenue by approximately $23.0 million, partially offset by higher Sales Volume, which positively affected Revenue by approximately $5.3 million.

Operating Loss for fiscal 2019 was approximately $28.7 million, an increase of 367% over the Operating Loss of $6.1 million in fiscal 2018. Excluding Operating Loss of $1.3 million from the Wildcat Acquisition, Operating Loss increased by $21.3 million in fiscal 2019. Operating Loss was adversely affected by lower gross sales prices of approximately $23.0 million, partially offset by lower operating costs of approximately $1.7 million. The decrease in operating expenses was primarily due to freight expense, which declined by approximately $7.5 million, partially offset by increased lease and energy costs of approximately $4.1 million and $1.6 million, respectively.

During the fourth quarter of fiscal 2019, we recognized an Impairment Loss of approximately $220.3 million related to property and equipment, goodwill and intangible, and other assets. The Impairment Loss is not included in Operating Earnings disclosed above. See Footnote (A) of the Notes to Consolidated Financial Statements for more discussion of the Impairment Loss.

Fiscal Year 2019 Compared with Fiscal Year 2018

Please see our Form 10-K for fiscal year 2018 for the discussion of our Results of Operations and results of Revenue and Operating Income by segment for fiscal 2018 compared with fiscal 2017. Our 2018 Form 10-K can be found on the investor page of our website, at www.eaglematerials.com.

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

Impairment of Long-Lived Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or groups of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assts. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets.

During the latter part of fiscal 2019, continued declining sales prices, sales volume and operating results in our Oil and Gas Proppants business indicated that impairment indictors were present. The decline in sales volume was primarily related to decreased demand from the Permian Basin. The decline in orders is due to several factors, including reduced completion budgets, limited pipeline take away capacity in the Permian Basin, and an increase in the usage of in-basin regional sand. The capacity for in-basin sand has increased in recent years, and certain of our customers have shifted their purchases from northern white sand to lower cost regional sand.

Because of the continuing shift in demand to regional sand, and the decline in our operating results, we concluded in the fourth quarter of fiscal 2019 that the reduction in sales volumes and operating losses were other than temporary and that long-lived asset impairment indicators were present in our Oil and Gas Proppants segment. Prior to performing tests to determine whether an impairment was present, we grouped the long-lived assets of the segment into the lowest level where cash flows are generated, which is considered the operating facility or distribution level. We then performed recoverability tests on each group of assets using probability weighted estimates of forecasted undiscounted cash flows over the remaining estimated life of each asset group based on a variety of scenarios. Based on these forecasts we concluded that the carrying values exceeded the undiscounted cash flows for two of the operating facilities and several of the distribution facilities, indicating impairment.

For those impaired asset groups, we calculated an estimated fair value using either a discounted cash flow model or real estate appraisals when it was determined the value of the real estate was the highest and best use of the property. In preparing the discounted cash flow model, we utilized a weighted-average cost of capital which was determined from relevant market comparisons and adjusted for specific risks. The analysis resulted in an impairment loss of approximately $211.3 million.

As discussed earlier in Item 1. Business, we are engaged in a strategic review of our portfolio of businesses. If this review results in an alternative use or disposition of operating facilities in this segment, further recoverability assessments will be required which may result in additional impairment charges.

Goodwill

We annually assess Goodwill for impairment in the fourth quarter of our fiscal year, or more frequently when indicators of impairment exist. Impairment testing for Goodwill is done at the reporting unit, which is consistent with our reportable segment.

Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Prior to performing the Step 1 quantitative analysis, we may, at our discretion, perform an optional qualitative analysis, or we may choose to proceed directly to the Step 1 quantitative analysis.  The qualitative analysis considers the impact of the following events and circumstances on the reporting unit being tested: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If, as a result of this qualitative analysis, we conclude that it is more likely than not (a likelihood of greater than 50%) that the fair value of the reporting unit exceeds its carrying value, then an impairment does not exist and the quantitative Step 1 analysis is not required. If we are unable to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then we proceed to the quantitative Step 1 analysis.

Step 1 of the quantitative test for impairment compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, then an impairment is indicated. If facts and circumstances related to our business change in subsequent years, we may choose to perform a quantitative analysis in those future years. If we perform a Step 1 analysis, and the carrying value of the reporting unit exceeds its fair value, then an impairment charge equal to the difference, not to exceed the total amount of Goodwill, is recorded.

The fair values of the reporting units are estimated by using both the market and income approaches. The market approach considers market factors and certain multiples in comparison to similar companies, while the income approach uses discounted cash flows to determine the estimated fair values of the reporting units. We also perform an overall comparison of all reporting units to our market capitalization in order to test the reasonableness of our fair value calculations.

We performed qualitative assessments of our Cement, Gypsum Wallboard, and Recycled Paperboard reporting units in the fourth quarter of fiscal 2019. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test.

We performed a quantitative Step 1 impairment test on our Oil and Gas Proppants reporting unit. We estimated the reporting unit’s fair value using a discounted cash flow model. Key assumptions in the model were: estimated average net sales prices, sales volumes and the discount rate, which was estimated at 11%. Based on the results of the Step 1 impairment analysis, we concluded that the entire balance of Goodwill in the Oil and Gas Proppants reporting unit was impaired, and we recorded an impairment loss of approximately $6.8 million in the reporting unit in the fourth quarter of fiscal 2019.

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is the projection of construction spending in the U.S. over the next several years. Actual results may differ materially from those estimates. Changes in market conditions, market trends, interest rates or other factors outside of our control could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

The segment breakdown of Goodwill at March 31, 2019 and 2018, following the Impairment Loss discussed above, was as follows:

	For the Years Ended March 31,
	2019	2018
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Oil and Gas Proppants	—	6,841
	198,370	205,211

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

In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow analysis, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures, and working capital requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Fiscal Years Ended March 31,
	2019	2018
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$350,284	$337,665
Investing Activities:
Additions to Property, Plant and Equipment	(168,873)	(131,957)
Acquisitions	—	(36,761)
Proceeds from Sales of Property, Plant and Equipment	2,281	—
Net Cash Used in Investing Activities	(166,592)	(168,718)
Financing Activities:
Increase in Credit Facility	70,000	15,000
Repayment of Private Placement Senior Unsecured Notes	—	(81,214)
Dividends Paid to Stockholders	(18,927)	(19,438)
Purchase and Retirement of Common Stock	(271,988)	(61,078)
Proceeds from Stock Option Exercises	2,103	24,264
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,347)	(4,974)
Net Cash Used in Financing Activities	(223,159)	(127,440)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(39,467)	$41,507

Cash Flows from Operating Activities increased by $12.6 million to $350.3 million for fiscal 2019. The increase was largely attributable to higher net earnings (adjusted for non-cash activity) and distributions from our Joint Venture of approximately $67.8 million and $2.8 million, respectively, partially offset by $58.0 million of decreased cash flows from operating assets and liabilities. Cash Flows from operating assets and liabilities were negatively affected by increases of $13.9 million and $7.5 million in Inventories and Other Assets and a $56.1 million reduction in Accounts Payable and Accrued Liabilities. This was partially offset by decreased Accounts and Notes Receivable and Income Tax Receivable of approximately $12.7 million and $6.8 million, respectively.

Working capital decreased by $31.1 million to $248.3 million at March 31, 2019, primarily due to lower restricted cash and increased current maturities of long-term debt, which reduced working capital approximately $38.8 million and $36.5 million, respectively. These reductions were partially offset by increased Prepaid and Other Current Assets and lower Accounts Payable and Accrued Liabilities of approximately $4.6 million and $36.5 million, respectively. The decreases in both Restricted Cash and Accounts Payable and Accrued liabilities were due primarily to payment of a legal settlement of approximately $45.1 million that was accrued at the end of fiscal 2018 and paid during fiscal 2019. The increase in current maturities of long-term debt is due to the upcoming scheduled maturity in the third quarter of fiscal 2020 of the final tranche of our Private Placement Senior Unsecured Notes.

The decrease in Accounts and Notes Receivable at March 31, 2019 was primarily due to the timing of sales and collections in the fourth quarter of fiscal 2019 compared with fiscal 2018. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 45% at March 31, 2019, and 50% at March 31, 2018. Management measures the change in accounts receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2019. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of Notes Receivable was identified at March 31, 2019.

Our inventory balance increased by approximately $17.0 million, or 7%, at March 31, 2019. Within our inventory, raw materials and materials in process, finished cement, paperboard, and fuel and coal increased by approximately $4.2 million, $3.7 million, $7.1 million, and $2.2 million, respectively. The increases in raw materials and materials in process, finished cement, and fuel and coal were mostly due to timing. Our paperboard inventory has increased primarily in anticipation of shut-downs in fiscal 2020 in connection with a project to expand and enhance the papermill. The largest individual balance in our inventory is repair parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials.

Net Cash Used in Investing Activities during fiscal 2019 was approximately $166.6 million, which is consistent with $168.7 million during fiscal 2018. Excluding $36.8 million related to the Wildcat Acquisition in fiscal 2018, capital expenditures increased by approximately $36.9 million in fiscal 2019. This increase was primarily due to capital expenditures in our Cement, Paperboard, and Corporate and Other segments, which increased Cash Flows Used in Investing Activities by approximately $31.4 million, $11.4 million, and $5.6 million, respectively. This was partially offset by lower capital expenditures in our Gypsum Wallboard and Oil and Gas Proppants segments of approximately $8.7 million and $4.6 million, respectively. The capital expenditures increase in our Cement segment was primarily related to the construction of distribution terminals to replace terminals we previously leased from a third party. The capital expenditures increase in our Paperboard segment was due primarily to new equipment at the plant that is necessary to upgrade our paper machine and improve efficiency. The increase in Corporate and Other was related to the build-out of our new office space.

Net Cash Used in Financing Activities increased approximately $95.8 million to $223.2 million during fiscal 2019. The increase in Net Cash Used in Financing Activities was primarily due to the increase of approximately $210.9 million related to the purchase and retirement of common stock as well as an approximately $22.3 million decrease in cash received from the exercise of stock options. This was partially offset by an increase of approximately $55.0 million in borrowings from our Credit Facility and a decrease in Senior Notes repayments of approximately $81.2 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 36.4% and 36.1%, respectively, at March 31, 2019, compared with 30.5% and 30.1%, respectively, at March 31, 2018.

Debt Financing Activities

Bank Credit Facility

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The Credit Facility also provides the Company the option to increase the borrowing capacity by up to $250.0 million (for a total of $750.0 million in available borrowings), provided that the existing lenders, or new lenders, agree to such increase. The debt under the Credit Facility is not rated by rating agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (LIBOR) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the

Company’s consolidated indebtedness (the Leverage Ratio), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% per annum plus an applicable rate (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties, and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at March 31, 2019, and throughout the fiscal year. We had $310.0 million of borrowings outstanding at March 31, 2019. Subsequent to March 31, 2019, we increased our borrowings under the Credit Facility, resulting in borrowings outstanding of $425.0 million at May 21, 2019. Based on our Leverage Ratio, and the increased borrowings between March 31, 2019 and May 21,2019, we had $67.3 million of available borrowings, net of the outstanding letters of credit, at May 21, 2019.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2019, we had $7.7 million of letters of credit outstanding.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (D) of the Notes to Consolidated Financial Statements for more information on the guarantors of the Senior Unsecured Notes.

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers, and they serve as indicators of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Baa2	BBB
Outlook	Stable	Stable
Guaranteed Senior Notes	Baa2	BBB
Date of Latest Report	August 2018	July 2018

Private Placement Senior Unsecured Notes

We entered into a Note Purchase Agreement (the 2007 Note Purchase Agreement) in connection with our sale of $200.0 million of senior unsecured notes, designated as Series 2007A Senior Unsecured Notes (the Series 2007A Senior Unsecured Notes) in a private placement transaction on October 2, 2007. The Series 2007A Senior Unsecured Notes, which are guaranteed by substantially all of our subsidiaries, were sold at par and issued in four tranches on October 2, 2007. At March 31, 2019, the amount outstanding for this tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for the Series 2007A Senior Unsecured Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.

Our obligations under the 2007 Note Purchase Agreement are equal in right of payment with all other senior unsecured indebtedness of the Company, including our indebtedness under the Credit Facility and Senior Unsecured Notes. The 2007 Note Purchase Agreement contains customary restrictive covenants, including, but not limited to, covenants that place limits on our ability to encumber our assets, to incur additional debt, to sell assets, or to merge or consolidate with third parties.

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions, and other non-cash charges) ratio of 3.50:1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) consolidated total revenue of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its Subsidiaries during such period. We were in compliance with all financial ratios and tests at March 31, 2019.

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

We do not have any off-balance sheet debt, except for approximately $75.0 million of operating leases, which have an average remaining term of approximately 15 years. Also, we have no outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At March 31, 2019, we had $7.7 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $26.3 million in performance bonds relating primarily to our mining operations.

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

On April 18, 2019, the Board of Directors authorized the Company to repurchase up to an additional 10,000,000 shares, for a total outstanding authorization, as of that date, of 10,724,758 shares. During fiscal 2019, 2018, and 2017, we repurchased 3,309,670; 627,772; and 788,000 shares, respectively, at average prices of $82.18, $97.30, and $76.08, respectively. Subsequent to March 31, 2019, we repurchased an additional 1,031,110 shares through May 21, 2019, at an average price per share of $88.79. Including the share repurchases made subsequent to March 31, 2019, we have authorization to repurchase an additional 9,848,648 shares.

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

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2019 and 2018:

	For the Fiscal Years Ended March 31,
	2019	2018
	(dollars in thousands)
Land and Quarries	$10,702	$5,669
Plants	111,846	115,294
Buildings, Machinery and Equipment	46,325	10,994
Total Capital Expenditures	$168,873	$131,957

Capital expenditures for fiscal 2020 are expected to range from $140.0 million to $155.0 million and to be allocated across the Heavy and Light Materials sectors. Identified projects include a $70.0 million investment to expand and enhance our papermill, which has been sold out for several years. This project will enable the facility to increase line speeds, which in turn increases output, and to replace high-cost raw materials with a lower-cost, more sustainable alternative. We expect the project to be completed by late spring 2020 and to increase our paper capacity by approximately 70,000 tons.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are set forth as follows:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Credit Facility (1)	$310,000	$—	$310,000	$—	$—
Senior Unsecured Notes	350,000	—	—	—	350,000
Private Placement Senior Unsecured Notes	36,500	36,500	—	—	—
Interest on Credit Facility (2)	17,755	10,093	7,662	—	—
Interest on Senior Unsecured Notes	115,500	15,750	31,500	31,500	36,750
Interest on Private Placement Senior Unsecured Notes	1,183	1,183	—	—	—
Operating Leases	79,000	14,611	21,466	18,130	24,793
Purchase Obligations (3)	57,238	31,246	3,250	8,442	14,300
Total	$967,176	$109,383	$373,878	$58,072	$425,843

(1)	The Credit Facility expires in August 2021.
(2)

At March 31, 2019, we had $310.0 million outstanding under the Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at 0.35% per annum through the expiration of the facility in August 2021. We estimated the future cash flows for interest by assuming a level repayment of the Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum, to pay royalty amounts and to fund capital expenditure commitments.

Based on our current actuarial estimates, we anticipate making contributions to our defined benefit plans of approximately $0.5 million for fiscal year 2020.

Dividends

Dividends paid in fiscal years 2019 and 2018 were $18.9 million and $19.4 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors.

Inflation and Changing Prices

The Consumer Price Index rose approximately 1.9% in calendar 2018, 2.1% in 2017, and 2.1% in 2016. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three-year period. During calendar 2018, the Consumer Price Index for energy decreased approximately 0.3%, while the Consumer Price Index for transportation increased approximately 2.8%. The decrease in energy prices did not have a material effect on our manufacturing businesses but had an adverse impact on our Oil and Gas Proppants segment as demand for oil fell during the latter part of calendar 2018, lowering the demand for frac sand. Freight costs increased in early 2018, but they are expected to remain more stable in calendar 2019. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry: the number, size, and strength of competitors; and the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 44-45.

Recent Accounting Pronouncements

Refer to Footnote (A) of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain information included in this report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q, and 8-K; press releases and presentations, on our web site and in other material released to the public. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. See Item 1A. – Risk Factors for a more detailed discussion of specific risks and uncertainties.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $500.0 million Credit Facility available at March 31, 2019 under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $310.0 million of borrowings at March 31, 2019 would increase our interest expense by $3.1 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands, except share and per share data)
Revenue	$1,393,241	$1,386,520	$1,211,220
Cost of Goods Sold	1,066,673	1,047,764	899,175
Gross Profit	326,568	338,756	312,045
Equity in Earnings of Unconsolidated Joint Venture	38,565	43,419	42,386
Corporate General and Administrative Expense	(37,371)	(41,205)	(33,940)
Impairment Losses	(220,265)	—	—
Litigation Settlements and Losses	(1,800)	(45,098)	—
Other Non-Operating Income	2,412	3,728	2,139
Acquisition-Related Expense	—	—	(5,480)
Interest Expense, Net	(28,374)	(27,638)	(22,631)
Earnings Before Income Taxes	79,735	271,962	294,519
Income Taxes	(10,875)	(15,330)	(96,300)
Net Earnings	68,860	256,632	198,219
EARNINGS PER SHARE
Basic	$1.48	$5.33	$4.14
Diluted	$1.47	$5.28	$4.10
AVERAGE SHARES OUTSTANDING
Basic	46,620,894	48,141,226	47,931,518
Diluted	46,932,380	48,645,986	48,361,286
CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Net Earnings	$68,860	$256,632	$198,219
Net Actuarial Change in Defined Benefit Plans:
Unrealized gain during the period, net of tax expense of $68, $1,995, and $1,544	224	3,407	2,765
Amortization of net actuarial loss, net of tax benefit of $149, $301, and $760	472	955	1,248
Reclassification of Income Tax Effects to Retained Earnings	—	(978)	—
Comprehensive Earnings	$69,556	$260,016	$202,232

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,
	2019	2018
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$8,601	$9,315
Restricted Cash	—	38,753
Accounts and Notes Receivable, net	128,722	141,685
Inventories	275,194	258,159
Income Tax Receivable	5,480	5,750
Prepaid and Other Assets	9,624	5,073
Total Current Assets	427,621	458,735
Property, Plant, and Equipment, net	1,426,939	1,595,299
Notes Receivable	2,898	115
Investment in Joint Venture	64,873	60,558
Goodwill and Intangible Assets, net	229,115	239,342
Other Assets	17,717	13,954
	$2,169,163	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$80,884	$73,459
Accrued Liabilities	61,949	105,870
Current Portion of Long-term Debt	36,500	—
Total Current Liabilities	179,333	179,329
Long-term Debt	655,092	620,922
Other Long-term Liabilities	34,492	31,096
Deferred Income Taxes	90,759	118,966
Total Liabilities	959,676	950,313
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 45,117,393 and 48,282,784 Shares, respectively.	451	483
Capital in Excess of Par Value	—	122,379
Accumulated Other Comprehensive Losses	(3,316)	(4,012)
Retained Earnings	1,212,352	1,298,840
Total Stockholders’ Equity	1,209,487	1,417,690
	$2,169,163	$2,368,003

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$68,860	$256,632	$198,219
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:
Depreciation, Depletion and Amortization	122,535	114,015	91,791
Inventory Adjustment to Net Realizable Value	—	—	8,492
Impairment Losses	220,265	—	—
Reduction of Prepaid Sand Liability	—	—	(2,000)
Deferred Income Tax Provision	(28,371)	(49,354)	2,203
Stock Compensation Expense	15,109	14,079	12,069
Excess Tax Benefits from Share-Based Payment Arrangements	—	—	(10,349)
Equity in Earnings of Unconsolidated Joint Venture	(38,565)	(43,419)	(42,386)
Distributions from Joint Venture	34,250	31,500	43,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	10,180	(2,560)	(14,235)
Inventories	(19,016)	(5,114)	(6,636)
Accounts Payable and Accrued Liabilities	(31,949)	24,173	33,687
Other Assets	(3,284)	4,196	788
Income Taxes Payable (Receivable)	270	(6,483)	16,705
Net Cash Provided by Operating Activities	350,284	337,665	331,598
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(168,873)	(131,957)	(56,938)
Acquisition Spending	—	(36,761)	(400,488)
Proceeds from Sales of Property, Plant, and Equipment	2,281	—	—
Net Cash Used in Investing Activities	(166,592)	(168,718)	(457,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	70,000	15,000	(157,000)
Repayment of Private Placement Senior Unsecured Notes	—	(81,214)	(8,000)
Issuance of Senior Unsecured Notes	—	—	350,000
Dividends Paid to Stockholders	(18,927)	(19,438)	(19,341)
Purchase and Retirement of Common Stock	(271,988)	(61,078)	(60,013)
Proceeds from Stock Option Exercises	2,103	24,264	22,108
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,347)	(4,974)	(4,468)
Payment of Debt Issuance Costs	—	—	(6,637)
Excess Tax Benefits from Share-Based Payment Arrangements	—	—	10,349
Net Cash Provided by (Used in) Financing Activities	(223,159)	(127,440)	126,998
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(39,467)	41,507	1,170
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,068	6,561	5,391
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,601	$48,068	$6,561

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2016	$485	$168,969	$882,486	$(11,409)	$1,040,531
Net Earnings	—	—	198,219	—	198,219
Stock Option Exercises and Restricted Share Vesting	8	22,100	—	—	22,108
Tax Benefit-Stock Option Exercise	—	10,349	—	—	10,349
Purchase and Retirement of Common Stock	(9)	(60,004)	—	—	(60,013)
Dividends to Stockholders	—	—	(19,358)	—	(19,358)
Stock Compensation Expense	1	12,068	—	—	12,069
Shares Redeemed to Settle Employee Taxes	—	(4,468)	—	—	(4,468)
Unfunded Pension Liability, net of tax	—	—	—	4,013	4,013
Balance at March 31, 2017	$485	$149,014	$1,061,347	$(7,396)	$1,203,450
Net Earnings	—	—	256,632	—	256,632
Stock Option Exercises and Restricted Share Vesting	3	24,261	—	—	24,264
Purchase and Retirement of Common Stock	(5)	(61,073)	—	—	(61,078)
Dividends to Stockholders	—	—	(19,404)	—	(19,404)
Stock Compensation Expense	—	14,079	—	—	14,079
Cumulative Impact of the Adoption of ASU 2016-09	—	713	(713)	—	—
Reclassification of Income Tax Effects to Retained Earnings	—	—	978	(978)	—
Shares Redeemed to Settle Employee Taxes	—	(4,974)	—	—	(4,974)
Other	—	359	—	—	359
Unfunded Pension Liability, net of tax	—	—	—	4,362	4,362
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	68,860	—	68,860
Stock Option Exercises and Restricted Share Vesting	1	2,103	—	—	2,104
Purchase and Retirement of Common Stock	(33)	(135,243)	(136,712)	—	(271,988)
Dividends to Stockholders	—	—	(18,636)	—	(18,636)
Stock Compensation Expense	—	15,108	—	—	15,108
Shares Redeemed to Settle Employee Taxes	—	(4,347)	—	—	(4,347)
Unfunded Pension Liability, net of tax	—	—	—	696	696
Balance at March 31, 2019	$451	$0	$1,212,352	$(3,316)	$1,209,487

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

Restricted Cash

Restricted Cash included amounts deposited in a qualified settlement fund. These amounts were deposited in relation to our settlement of a class action lawsuit and upon final approval of the District Court, these funds were transferred to the plaintiff’s attorneys. See Footnote (H) for more information regarding the lawsuit and settlement.

Accounts and Notes Receivable

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $9.9 million and $8.6 million at March 31, 2019 and 2018, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $3.6 million at March 31, 2019, of which approximately $0.7 million has been classified as current and presented with accounts receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2026. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history, and credit metrics and interaction with the borrowers.

Inventories

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Inventories consist of the following:

	March 31,
	2019	2018
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$125,828	$121,628
Finished Cement	27,826	24,089
Aggregates	7,351	7,787
Gypsum Wallboard	7,124	8,477
Paperboard	15,660	8,602
Frac Sand	2,557	1,696
Repair Parts and Supplies	80,676	79,878
Fuel and Coal	8,172	6,002
	$275,194	$258,159

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $118.2 million, $109.6 million, and $86.0 million for the years ended March 31, 2019, 2018, and 2017, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. During fiscal 2019, we recorded an impairment of approximately $211.3 million related to property and equipment in our Oil and Gas Proppants segment.  See Impairment or Disposal of Long-lived and Intangible Assets below for more information about the impairment.

Goodwill and Intangible Assets

Goodwill

We annually assess Goodwill in the fourth quarter of our fiscal year, or more frequently when indicators of impairment exist. Impairment testing for Goodwill is done at the reporting unit, which is consistent with the reportable segment.

Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Prior to performing the Step 1 quantitative analysis, we may, at our discretion, perform an optional qualitative analysis, or it may choose to proceed directly to the Step 1 quantitative analysis.  The qualitative analysis considers the impact of the following events and circumstances on the reporting unit being tested: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If, as a result of this qualitative analysis, we conclude that it is more likely than not (a likelihood of greater than 50%) that the fair value of the reporting unit exceeds its carrying value, then an impairment does not exist and the quantitative Step 1 analysis is not required. If we are unable to conclude that it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value, then we proceed to the quantitative Step 1 analysis.

Step 1 of the quantitative test for impairment compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, then an impairment is indicated. If facts and circumstances related to our business change in subsequent years, we may choose to perform a quantitative analysis in those future years. If we perform a Step 1 analysis, and the carrying value of the reporting unit exceeds its fair value, then an impairment charge equal to the difference, not to exceed the total amount of Goodwill, is recorded.

The fair values of the reporting units are estimated by using both the market and income approaches. The market approach considers market factors and certain multiples in comparison to similar companies, while the income approach uses discounted cash flows to determine the estimated fair values of the reporting units. We also perform an overall comparison of all reporting units to our market capitalization in order to test the reasonableness of our fair value calculations.

We performed qualitative assessments of our Cement, Gypsum Wallboard, and Recycled Paperboard reporting units in the fourth quarter of fiscal 2019. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test.

We performed a quantitative Step 1 impairment test on our Oil and Gas Proppants reporting unit. We estimated the reporting unit’s fair value using a discounted cash flow model. Key assumptions in the model were: estimated average net sales prices, sales volumes and the discount rate, which was estimated at 11%. Based on the results of the Step 1 impairment analysis, we concluded that the entire balance of Goodwill in the Oil and Gas Proppants reporting unit was impaired, and we recorded an impairment loss of approximately $6.8 million in the reporting unit in the fourth quarter of fiscal 2019.

Intangible Assets

Intangible Assets, including the impact of the impairment charges discussed above, at March 31, 2019 and 2018, consist of the following:

	March 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Impairment	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$(61,009)	$(178)	$11,073
Sales Contracts	4 years	2,500	(2,500)	—	—
Permits	40 years	28,640	(8,968)	—	19,672
Goodwill		205,211	—	(6,841)	198,370
Total Goodwill and Intangible Assets		$308,611	$(72,477)	$(7,019)	$229,115

	March 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$(58,732)	$13,528
Sales Contracts	4 years	2,500	(2,500)	—
Permits	40 years	28,640	(8,037)	20,603
Goodwill		205,211	—	205,211
Total Goodwill and Intangible Assets		$308,611	$(69,269)	$239,342

At March 31, 2019 and 2018, approximately $0.3 million and $1.6 million, respectively, of customer contracts and relationships were related to our Oil and Gas Proppants sector.

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

Amortization expense of intangibles was $4.3 million, $4.4 million, and $4.8 million for the years ended March 31, 2019, 2018, and 2017, respectively. Amortization expense is expected to be approximately $2.2 million for fiscal year 2020 and $1.7 million for each of fiscal years 2021 through 2024.

Impairment or Disposal of Long-Lived and Intangible Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or groups of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assts. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets. Any assets held for sale are reflected at the lower of their carrying amount or fair value less cost to sell.

During the latter part of fiscal 2019, continued declining sales prices, sales volume and operating results in our Oil and Gas Proppants business indicated that impairment indictors were present. The decline in sales volume was primarily related to decreased demand from the Permian Basin. The decline in orders is due to several factors, including reduced completion budgets, limited pipeline take away capacity in the Permian Basin, and an increase in the usage of in-basin regional sand. The capacity for in-basin sand has increased in recent years, and certain of our customers have shifted their purchases from northern white sand to lower cost regional sand.

Because of the continuing shift in demand to regional sand, and the decline in our operating results, we concluded in the fourth quarter of fiscal 2019 that the reduction in sales volumes and operating losses were other than temporary and that long-lived asset impairment indicators were present in our Oil and Gas Proppants segment. Prior to performing tests to determine whether an impairment was present, we grouped the long-lived assets of the segment into the lowest level where cash flows are generated, which is considered the operating facility or distribution level. We then performed recoverability tests on each group of assets using probability weighted estimates of forecasted undiscounted cash flows over the remaining estimated life of each asset group based on a variety of scenarios. Based on these forecasts we concluded that the carrying values exceeded the undiscounted cash flows for two of the operating facilities and several of the distribution facilities, indicating impairment.

For those impaired asset groups, we calculated an estimated fair value using either a discounted cash flow model (Level 3) or real estate appraisals (Level 2) when it was determined the value of the real estate was the highest and best use of the property. In preparing the discounted cash flow model, we utilized a weighted-average cost of capital which was determined from relevant market comparisons and adjusted for specific risks. The analysis resulted in impairment losses to Property, Plant, and Equipment as well as Goodwill, Intangible, and Other Assets of approximately $211.3 million and $9.0 million, respectively, which is included in Impairment Losses in the Consolidated Statement of Earnings for fiscal year 2019. There was no impairment of long-lived assets or intangible assets during fiscal 2018 and 2017.

Other Assets

Other Assets are primarily composed of financing costs related to our revolving credit facility, deferred expenses, and deposits.

Income Taxes

We account for Income Taxes using the asset and liability method. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. We recognize deferred taxes for the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates for future years. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

Stock Repurchases

On April 18, 2019, the Board of Directors authorized the Company to repurchase up to an additional 10,000,000 shares, for a total outstanding authorization of 10,724,758 shares. During fiscal 2019, 2018, and 2017, we repurchased 3,309,670; 627,722; and 788,800 shares, respectively, at average prices of $82.18, $97.30, and $76.08, respectively. Subsequent to March 31, 2019, we repurchased an additional 1,031,110 shares through May 21, 2019, at an average price per share of $88.79. Including the share repurchases made subsequent to March 31, 2019, we have authorization to repurchase an additional 9,848,648 shares.

Revenue Recognition

On April 1, 2018, we adopted the new accounting standard ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers,” and all the related amendments to contracts using the modified retrospective method. The adoption of ASU 2014-09 had no impact on our financial statements at the time of the adoption.

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between 2018 and 2025. We also earn Revenue from transload services and storage; we recognize Revenue from these services when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck. We invoice customers upon shipment, and our collection terms range from 30-65 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

Approximately $169.6 million, $158.3 million, and $138.0 million of freight for the years ended March 31, 2019, 2018 and 2017, respectively, were included in both revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Non-Operating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income, and trucking income, as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

See Footnote (F) of the Notes to Consolidated Financial Statements for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2019, we have an Accumulated Other Comprehensive Loss of $3.3 million, which is net of income taxes of $1.1 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Interest payments made during the years ended March 31, 2019, 2018, and 2017 were $28.2 million, $28.9 million, and $19.0 million, respectively.

We made net payments of $40.0 million, $69.4 million, and $76.1 million for federal and state income taxes in the years ended March 31, 2019, 2018, and 2017, respectively.

Statements of Consolidated Earnings – Supplemental Disclosures

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $116.3 million, $107.3 million, and $101.5 of maintenance and repairs expense million in the years ended March 31, 2019, 2018, and 2017, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate General and Administrative (Corporate G&A) expenses include administration, financial, legal, employee benefits, and other corporate activities, and are shown separately in the Consolidated Statements of Earnings. Corporate G&A also includes stock compensation expense. See Footnote (I) for more information.

Total Selling, General, and Administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Operating Units Selling, G&A	$53,787	$62,529	$57,004
Corporate G&A	37,371	41,205	33,940
	$91,158	$103,734	$90,944

Earnings Per Share

	For the Years Ended March 31,
	2019	2018	2017
Weighted-Average Shares of Common Stock Outstanding	46,620,894	48,141,226	47,931,518
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	539,135	1,013,764	1,000,556
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(374,380)	(727,904)	(726,223)
Restricted Stock Units	146,731	218,900	155,435
Weighted-Average Common Stock and Dilutive Securities Outstanding	46,932,380	48,645,986	48,361,286

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

There were 461,575; 98,362; and 513,262 stock options at an average exercise price of $90.32 per share, $98.75 per share, and $80.59 per share, respectively, that were excluded from the computation of diluted earnings per share for the years ended March 31, 2019, 2018, and 2017, respectively, because such inclusion would have been anti-dilutive.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Recent Accounting Pronouncements

RECENTLY ADOPTED

In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which revises the accounting for periodic pension and postretirement expense. This ASU requires net periodic benefit cost, with the exception of service cost, to be presented retrospectively as nonoperating expense. Service cost will remain a component of Cost of Goods Sold and represent the only cost of pension and postretirement expense eligible for capitalization. We adopted the standard on April 1, 2018 using the retrospective method for presentation of service cost and other components in the income statement. We prospectively adopted the requirement to limit the capitalization of benefit cost to the service cost component. The impact of adopting this standard was not material to our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the second step of the goodwill impairment test. Under the new standard, an entity should recognize an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value. We adopted this standard effective April 1, 2018.

PENDING ADOPTION

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The new standard provides a number of practical expedients for transition and elections for the future application of the policy. We will elect the “package of practical expedients”, which permits us to not reassess prior conclusions about lease identification and classification. We will also elect the practical expedient allowing the use of hindsight, which allowed the inclusion of certain renewal options that were not previously considered using the former lease guidance. We have also chosen to exclude short-term leases, which are those leases with terms of less than twelve month.

We will adopt this standard on April 1, 2019 using the modified-retrospective transition approach. Under this approach, we will record a right-of-use asset and lease liability for all leases outstanding (excluding short-term leases) as of that date, and will not restate periods prior to the date of adoption.  We expect to recognize an operating lease liability in the range of approximately $70.0 million to $75.0 million, with a corresponding right-of-use asset in the range of approximately $67.0 million to $72.0 million.  We do not expect the adoption of this standard to materially impact annual lease expense.

In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits the election not to evaluate land easements under the new lease guidance that existed or expired before the adoption of the ASU 2016-02 and that were not previously accounted for as leases. We will adopt ASU 2018-01 concurrently with the adoption of ASU 2016-02, and have elected not to evaluate land easements that existed or expired before adoption.

Acquisition-Related Expense

Acquisition-Related Expense consists primarily of expenses incurred during the acquisition of our cement plant in Fairborn, Ohio in February 2017.

(B) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized as follows:

	March 31,
	2019	2018
	(dollars in thousands)
Land and Quarries	$379,337	$368,776
Plants	2,006,870	1,925,980
Buildings, Machinery and Equipment	219,556	187,484
Construction in Progress	85,886	104,288
	2,691,649	2,586,528
Accumulated Depreciation	(1,264,710)	(991,229)
	$1,426,939	$1,595,299

(C) Accrued Expenses

Accrued expenses consist of the following:

	As of March 31,
	2019	2018
	(dollars in thousands)
Payroll and Incentive Compensation	$26,225	$25,290
Benefits	12,673	13,785
Interest	3,852	3,852
Property Taxes	5,058	5,422
Power and Fuel	1,644	1,545
Litigation Settlements and Expenses	1,900	46,533
Sales and Use Tax	2,167	890
Other	8,430	8,553
	$61,949	$105,870

(D) Indebtedness

Long-term debt consists of the following:

	As of March 31,
	2019	2018
	(dollars in thousands)
Bank Credit Facility	$310,000	$240,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	36,500
Total Debt	696,500	626,500
Less: Current Portion of Long-term Debt	(36,500)	—
Less: Debt Origination Costs	(4,908)	(5,578)
Long-term Debt	$655,092	$620,922

The weighted-average interest rate of our Private Placement Senior Unsecured Notes was 6.5%, 6.0%, and 6.0% during fiscal 2019, 2018, and 2017, respectively, while the interest rate was 6.5% at both March 31, 2019 and 2018.

The weighted-average interest rate of borrowings under our Credit Facility during fiscal 2019, 2018, and 2017 was 3.4%, 2.6%, and 1.9%, respectively. The interest rate on the Credit Facility was 3.8% and 3.2% at March 31, 2019 and 2018, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2020	$36,500
2021	—
2022	310,000
2023	—
2024	—
Thereafter	350,000
Total	$696,500

Credit Facility

We have a $500.0 million revolving credit facility (the Credit Facility), including a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The Credit Facility also provides the Company the option to increase the borrowing capacity by up to $250.0 million (for a total of $750.0 million in available borrowings), provided that the existing lenders, or new lenders, agree to such increase. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) LIBOR, plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio), or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus 1/2% per annum plus an agreed margin (ranging from 0 to 125 basis points). Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the LIBOR advance periods, which can be a period of up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans or guaranties, and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at March 31, 2019, and throughout the fiscal year. We had $310.0 million of borrowings outstanding at March 31, 2019. Subsequent to March 31, 2019, we increased our borrowings under the Credit Facility, resulting in borrowings outstanding of $425.0 million at May 21, 2019.  Based on our Leverage Ratio and the increased borrowings between March 31, 2019 and May 21, 2019, we had $67.3 million of available borrowings, net of the outstanding letters of credit, at May 21, 2019.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At March 31, 2019, we had $7.7 million of letters of credit outstanding.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit existence of certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully, unconditionally, jointly, and severally guaranteed by each of our subsidiaries that are guarantors under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (D) of the Notes to Consolidated Financial Statements for more information on the guarantors of the Senior Unsecured Notes.

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

At March 31, 2019, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions and other non-cash charges) ratio of 3.50:1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as Consolidated EBITDA, defined above, to consolidated interest expense]) of at least 2.50:1.0. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its Subsidiaries, determined in accordance with GAAP, or (ii) Consolidated Total Revenue of the Company and its Restricted Subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its Subsidiaries during such period. We were in compliance with all financial ratios and tests at March 31, 2019, and throughout the fiscal year.

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

(E) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair values of our Private Placement Senior Unsecured Notes and Senior Unsecured Notes at March 31, 2019 are as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	$36,969
4.500% Senior Unsecured Notes Due 2026	$356,115

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2019, due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at March 31, 2019.

(F) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. During the quarter ended December 31, 2018, we changed our segment presentation to reflect the reorganization of our Oil and Gas Proppants and frac sand distribution businesses. Under this reorganization, the distribution business, which was acquired in fiscal 2018, became a division of the Oil and Gas Proppants business. The operations of the frac sand distribution business had previously been reported in the Other segment. For comparative purposes, we have adjusted the prior period segment presentation to reflect this change.

We are a leading supplier of heavy construction materials, light building materials, and materials used for oil and natural gas extraction in the United States. Our products are commodities that are essential in commercial and residential construction; public construction projects; projects to build, expand, and repair roads and highways; and in oil and natural gas extraction.

Our business is organized into three sectors within which there are five reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments. The Oil and Gas Proppants segment produces frac sand used in oil and gas extraction.

Our business activities are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete) and specialty oil well cement; the grinding and sale of slag cement; the mining of gypsum, for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel) and sand used in hydraulic fracturing (frac sand).

We operate seven cement plants, one slag grinding facility, 19 cement distribution terminals, five gypsum wallboard plants, a recycled paperboard mill, 17 readymix concrete batch plants, four aggregates processing plants, two frac sand processing facilities, four frac sand drying facilities, and five frac sand trans-load locations. The principal markets for our cement products are Texas, Illinois, the central plains, Michigan, Iowa, the Rocky Mountains, northern Nevada, southern Ohio, and northern California. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S., with the exception of the Northeast. Concrete and aggregates are sold to local readymix producers and paving contractors in the Austin, Texas area; north of Sacramento, California; and the greater Kansas City, Missouri area, while frac sand is currently sold into shale deposits across the United States.

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

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Revenue -
Cement	$656,759	$651,750	$566,321
Concrete and Aggregates	140,173	157,013	154,592
Gypsum Wallboard	532,712	491,779	473,651
Paperboard	167,656	181,742	167,065
Oil and Gas Proppants	82,987	98,244	34,623
	1,580,287	1,580,528	1,396,252
Less: Intersegment Revenue	(82,553)	(88,124)	(79,116)
Less: Joint Venture Revenue	(104,493)	(105,884)	(105,916)
	$1,393,241	$1,386,520	$1,211,220

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Intersegment Revenue -
Cement	$14,408	$16,442	$15,781
Concrete and Aggregates	1,422	1,335	1,262
Paperboard	66,723	70,347	62,073
	$82,553	$88,124	$79,116
Cement Sales Volume (M tons) -
Wholly Owned	4,441	4,453	3,934
Joint Venture	899	912	937
	5,340	5,365	4,871

	For the Years Ended March 31,
	2019	2018	2017
		(dollars in thousands)
Operating Earnings -
Cement	$164,782	$179,151	$153,525
Concrete and Aggregates	12,866	17,854	18,072
Gypsum Wallboard	180,831	158,551	159,866
Paperboard	35,349	32,758	37,601
Oil and Gas Proppants	(28,695)	(6,139)	(14,633)
Sub-Total	365,133	382,175	354,431
Corporate General and Administrative Expense	(37,371)	(41,205)	(33,940)
Impairment Losses	(220,265)	—	—
Litigation Settlements and Losses	(1,800)	(45,098)	—
Other Non-Operating Income	2,412	3,728	2,139
Acquisition and Litigation Expense	—	—	(5,480)
Earnings Before Interest and Income Taxes	108,109	299,600	317,150
Interest Expense, net	(28,374)	(27,638)	(22,631)
Earnings Before Income Taxes	$79,735	$271,962	$294,519
Cement Operating Earnings -
Wholly Owned	$126,217	$135,732	$111,139
Joint Ventures	38,565	43,419	42,386
	$164,782	$179,151	$153,525
Capital Expenditures -
Cement	$76,504	$45,088	$32,790
Concrete and Aggregates	6,649	4,977	6,528
Gypsum Wallboard	10,724	19,382	11,393
Paperboard	16,603	5,177	3,996
Oil and Gas Proppants	52,286	56,872	1,534
Other, net	6,107	461	697
	$168,873	$131,957	$56,938
Depreciation, Depletion and Amortization -
Cement	$52,802	$50,891	$36,727
Concrete and Aggregates	8,176	7,931	7,931
Gypsum Wallboard	20,020	18,179	18,728
Paperboard	8,541	8,694	8,425
Oil and Gas Proppants	31,328	26,872	18,255
Corporate and Other	1,668	1,448	1,725
	$122,535	$114,015	$91,791

	As of March 31,
	2019	2018	2017
	(dollars in thousands)
Identifiable Assets
Cement	$1,289,468	$1,247,504	$1,234,617
Concrete and Aggregates	95,084	104,851	110,413
Gypsum Wallboard	372,206	386,041	379,414
Paperboard	138,614	123,819	124,356
Oil and Gas Proppants	236,357	444,826	376,306
Other, net	37,434	60,962	22,018
	$2,169,163	$2,368,003	$2,247,124

Segment Operating Earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue less direct operating expenses, segment Depreciation, and segment Selling, General, and Administrative expenses. Segment Operating Earnings don’t include certain non-recurring losses, such as impairment and legal settlements. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets, and miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Consolidated Balance Sheets and Consolidated Statements of Earnings.

The segment breakdown of Goodwill at March 31, 2019 and 2018 is as follows:

	For the Years Ended March 31,
	2019	2018
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Oil and Gas Proppants	-	6,841
	$198,370	$205,211

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those accounts.)

	For the Years Ended March 31,
	2019	2018
	(dollars in thousands)
Revenue	$212,818	$216,533
Gross Margin	$83,270	$91,647
Earnings Before Income Taxes	$77,131	$86,838

	March 31, 2019	March 31, 2018
	(dollars in thousands)
Current Assets	$71,688	$71,089
Non-Current Assets	$88,834	$66,856
Current Liabilities	$19,309	$20,671

(G) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$32,710	$58,695	$86,459
State	6,536	5,989	7,638
	39,246	64,684	94,097
Deferred Provision (Benefit) -
Federal	(21,039)	(52,333)	7,274
State	(7,332)	2,979	(5,071)
	(28,371)	(49,354)	2,203
Provision for Income Taxes	$10,875	$15,330	$96,300

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Earnings Before Income Taxes	$79,735	$271,962	$294,519
Income Taxes at Statutory Rate	$16,744	$85,804	$103,082
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	(629)	6,139	1,668
Statutory Depletion in Excess of Cost	(3,834)	(6,341)	(1,216)
Domestic Production Activities Deduction	—	(5,995)	(7,615)
Excess Tax Benefit from Stock Compensation	(651)	(4,129)	—
Meals and Entertainment Disallowance	610	567	626
Limitation on Officer's Compensation	1,434	246	—
Impact of Tax Cuts and Jobs Act of 2017	—	(61,692)	—
Credits	(940)	—	—
Valuation Allowance	(2,100)	—	—
Other	241	731	(245)
Provision for Income Taxes	$10,875	$15,330	$96,300
Effective Tax Rate	14%	6%	33%

Components of deferred income taxes are as follows:

	March 31,
	2019	2018
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(108,505)	$(106,367)
Depletion	—	(11,069)
State Income Taxes, net	(9,236)	(14,265)
Other	(5,628)	(5,957)
Total Deferred Tax Liabilities	$(123,369)	$(137,658)
Items Giving Rise to Deferred Tax Assets -
Change in Accruals	$8,601	$8,965
Depletable Assets	8,995	—
Inventory	6,046	4,276
Bad Debts	2,169	1,891
Long-term Incentive Compensation Plan	5,154	4,616
Credits and Other Carryforwards	12,289	12,879
Pension	921	1,108
Subtotal	44,175	33,735
Valuation Allowance	(11,565)	(15,043)
Total Deferred Tax Assets	$32,610	$18,692

We record Deferred Tax assets and Liabilities based upon estimates of their realizable value with such estimates based upon likely future tax consequences. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the Deferred Tax Assets. If, based on the weight of available evidence, it is more likely than not that a Deferred Tax Asset will not be realized, we record a valuation allowance.

We have state income tax investment credits of $2.0 million, net of Valuation Allowances. The state investment credits may be carried forward indefinitely.

During fiscal 2019, we recorded a decrease in the valuation allowance against our Deferred Tax Assets of $2.1 million. This decrease relates to changes in estimates of the realizability of certain deferred tax assets related to the long-term incentive compensation plan.

Uncertain tax positions

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty. There were no uncertain tax positions at March 31, 2019, 2018, and 2017.

Tax Cuts and Jobs Act

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

(H) Commitments and Contingencies

Our operations and properties are subject to extensive and changing federal, state, and local laws; regulations and ordinances governing the protection of the environment; as well as laws relating to worker health and workplace safety. We carefully consider the requirements mandated by such laws and regulations and have procedures in place at all of our operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability. Although management is not aware of any exposures which require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims, or other liabilities associated with these regulations.

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2019, we had contingent liabilities under these outstanding letters of credit of approximately $7.7 million.

We are currently contingently liable for performance under $26.3 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

Domestic Wallboard Antitrust Litigation

Since late December 2012, several purported class action lawsuits were filed in various federal district courts, against the Company’s subsidiary, American Gypsum Company LLC (American Gypsum) and other wallboard manufacturers, alleging that the defendant wallboard manufacturers conspired to fix the price for drywall sold in the United States in violation of federal antitrust laws and, in some cases, related provisions of state law. The Company and American Gypsum denied all allegations that they conspired to increase the price of drywall and asserted affirmative defenses to the plaintiffs’ claims.

On December 29, 2017, American Gypsum and the Company, entered into a settlement agreement (the Direct Purchaser Settlement Agreement) with counsel representing the direct purchaser class to settle all claims made against the Company, American Gypsum, and other manufacturers in the direct purchaser class action. The Direct Purchaser Settlement Agreement, in which the Company and American Gypsum deny all wrongdoing, also includes releases by the participating class members of the Company and American Gypsum as well as their subsidiaries, affiliates, and other related parties, for the time period from January 1, 2012 through the date of execution of the Direct Purchaser Settlement Agreement. On January 5, 2018, American Gypsum entered into a settlement agreement (the Indirect Purchaser Settlement Agreement) with counsel representing the indirect purchaser class to settle all claims against American Gypsum and the other manufacturers in the indirect purchaser class action. Under the Direct and Indirect Purchaser Settlement Agreements, the Company and American Gypsum agreed to pay a total of approximately $39.1 million in cash to settle the claims against them. These claims were accrued during March 2018, and we deposited approximately $38.8 million into a qualified settlement fund. The amount accrued under the Direct Purchaser Settlement Agreement was paid in July 2018 after approval by the District Court.

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

In June 2015, American Gypsum and an employee received grand jury subpoenas from the United States District Court for the Western District of North Carolina seeking information regarding an investigation of the gypsum drywall industry by the Antitrust Division of the Department of Justice. We believe the investigation, although a separate proceeding, was related to the same subject matter at issue in the litigation described above. On August 24, 2018, the Antitrust Division notified us that the investigation had been closed.

Other

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, construction contractor, and other commercial contractual relationships; and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees of third-party debt.

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2019 and 2020. The contracts are for approximately 25% of our anticipated natural gas usage.

We have certain operating leases covering manufacturing, transportation, a quarry and certain other facilities and equipment. Rental expense for fiscal years 2019, 2018, and 2017 totaled $12.3 million, $12.0 million and $11.3 million, respectively. Minimum annual rental commitments as of March 31, 2019, under noncancelable leases are set forth as follows (dollars in thousands):

Fiscal Year	Amount
2020	$14,613
2021	$11,487
2022	$9,979
2023	$9,784
2024	$8,347
Thereafter	$24,793

(I) Stock Option Plans

On August 7, 2013, our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the Plan), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we may issue equity awards, including stock options, restricted stock units (RSUs), restricted stock, and stock appreciation rights to employees of the Company and members of the Board of Directors. Awards that were already outstanding prior to the approval of the Plan remained outstanding. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

Long-Term Compensation Plans

Options

In May 2018, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees of an aggregate of 62,179 performance vesting stock options that are earned only if certain performance conditions are satisfied (the Fiscal 2019 Employee Performance Stock Option Grant). The performance criterion for the Fiscal 2019 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2019. All stock options are earned if the return on equity is 20.0% or greater, and the percentage of shares earned are reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted will be forfeited. During fiscal 2019, the adjusted return on equity was approximately 16.6%; therefore, 53,617 options were earned, with the remaining options forfeited. The earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining options vesting on March 31, 2020 through 2022. The stock options have a term of 10 years from the date of grant. The Compensation Committee also approved the granting of 51,814 time-vesting stock options to the same officers and key employees, which vest ratably over a four-year period (the Fiscal 2019 Employee Time-Vesting Stock Option Grant). The stock options have a term of 10 years from the date of grant.

In August 2018, we granted to members of the Board of Directors 1,741 stock options (the Fiscal 2019 Board of Directors Stock Option Grant). Stock options granted under the Fiscal 2019 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of grant until their expiration on the tenth anniversary of the date of grant. The Fiscal 2019 Employee Performance Stock Option Grant, the Fiscal 2019 Employee Time-Vesting Stock Option Grant, and Fiscal 2019 Board of Directors Stock Option Grant were valued at the grant date using the Black-Scholes option pricing model.

All stock options issued during fiscal 2019 and 2018 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2019 and 2018 are as follows:

	2019	2018
Dividend Yield	1.3%	1.3%
Expected Volatility	32.7%	36.5%
Risk Free Interest Rate	2.85%	2.10%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $3.8 million, $4.3 million, and $5.3 million for the years ended March 31, 2019, 2018, and 2017, respectively. At March 31, 2019, there was approximately $6.8 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.4 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,
	2019		2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	958,136	$72.52	1,323,379	$66.07	1,817,763	$53.03
Granted	125,734	$103.53	119,986	$100.20	202,364	$77.76
Exercised	(38,748)	$54.27	(448,295)	$60.27	(677,566)	$34.46
Cancelled	(2,197)	$100.88	(36,934)	$79.97	(19,182)	$70.30
Outstanding Options at End of Year	1,042,925	$76.88	958,136	$72.52	1,323,379	$66.07
Options Exercisable at End of Year	651,218		651,218		874,116
Weighted Average Fair Value of Options Granted during the Year		$33.11		$33.37		$25.22

The following table summarizes information about stock options outstanding at March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	2.35	$23.27	65,912	$23.27
$33.43 - $37.34	81,288	3.21	$33.99	81,288	$33.99
$53.22 - $77.67	303,163	6.20	$71.34	219,673	$70.69
$79.73 - $106.24	592,562	7.01	$91.55	394,691	$87.02
	1,042,925	6.18	$76.88	761,564	$71.13

At March 31, 2019, the aggregate intrinsic value for outstanding and exercisable options was approximately $12.8 million and $11.8 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2019 was approximately $2.1 million.

Restricted Stock

In May 2018, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 57,756 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2019 Employee Restricted Stock Performance Award). The performance criterion for the Fiscal 2019 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from 10.0% to 20.0%, for the fiscal year ended March 31, 2019. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. During fiscal 2019, the adjusted return on equity was approximately 16.6%; therefore approximately 48,185 shares were earned, with the remaining shares forfeited. Restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date and the remaining restrictions lapsing on March 31, 2020 through 2022. The Compensation Committee also approved the granting of 48,130 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2019 Employee Restricted Stock Time-Vesting Award). Both of the Fiscal 2019 Employee Restricted Stock Performance Award and the Fiscal 2019 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

In August 2018, we granted to members of the Board of Directors 15,950 shares of restricted stock (the Board of Directors Fiscal 2019 Restricted Stock Award) which vested six months after the grant date. The Board of Directors Fiscal 2019 Restricted Stock Awards were valued at the closing price of the stock on the date of the grant and were expensed over a six-month period.

The fair value of restricted stock is estimated based on the stock price at the date of the grant. The following table summarizes the activity for nonvested restricted shares during the fiscal years ended March 31, 2019 and 2018:

	For the Years Ended March 31,
	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock at Beginning of Year	328,059	$72.52	371,213	$66.07
Granted	121,836	$105.73	107,964	$100.20
Vested	(147,790)	$75.94	(119,187)	$60.27
Forfeited	(1,990)	$100.88	(31,931)	$79.97
Nonvested Restricted Stock at End of Year	300,115	$78.94	328,059	$72.52

Expense related to restricted shares was $11.3 million, $9.6 million, and $6.8 million in fiscal years ended March 31, 2019, 2018, and 2017, respectively. At March 31, 2019, there were approximately 300,000 shares with remaining restrictions, for which $17.7 million of unearned compensation will be recognized over a weighted-average period of 2.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,978,814 at March 31, 2019. Of the available shares, a total of 1,252,143 can be used for future restricted stock and restricted stock unit grants.

(J) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Interest Income	$(123)	$(14)	$(40)
Interest Expense	27,329	26,433	21,595
Other Expenses	1,168	1,219	1,076
Interest Expense, net	$28,374	$27,638	$22,631

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Credit Facility. Other Expenses include amortization of debt issuance costs, and bank credit facility costs.

(K) Pension and Profit Sharing Plans

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

The following table provides a reconciliation of the obligations and fair values of plan assets for all defined benefit plans over the two-year period ended March 31, 2019, and a statement of the funded status as of March 31, 2019 and 2018:

	For the Years Ended March 31,
	2019	2018
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$33,370	$40,589
Service Cost - Benefits Earned During the Period	399	710
Interest Cost on Projected Benefit Obligation	1,347	1,466
Actuarial (Gain) Loss	(306)	(4,505)
Settlement	—	(3,857)
Benefits Paid	(1,080)	(1,033)
Benefit Obligation at March 31,	$33,730	$33,370
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$33,412	$26,410
Actual Return on Plan Assets	2,169	2,805
Employer Contributions	2,040	9,087
Settlement	—	(3,857)
Benefits Paid	(1,080)	(1,033)
Fair Value of Plans at March 31,	36,541	33,412
Funded Status -
Funded Status at March 31,	$2,811	$42
Amounts Recognized in the Balance Sheet Consist of -
Other Assets	$2,811	$—
Prepaid and Other Assets	—	538
Accrued Benefit Liability	—	(496)
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	4,346	5,198
Prior Service Cost	19	80
Accumulated Other Comprehensive Losses	$4,365	$5,278
Reclassification to Retained Earnings	—	978
Tax impact	(1,049)	(2,244)
Accumulated Other Comprehensive Losses, net of tax	$3,316	$4,012

The table below summarizes the Company’s Projected Benefit Obligation, Accumulated Benefit Obligation and Fair Value of Plan Assets at March 31, 2019 and 2018:

	March 31,
	2019	2018
	(dollars in thousands)
Projected Benefit Obligation	$33,730	$33,370
Accumulated Benefit Obligation	$33,727	$33,367
Fair Value of Plan Assets	$36,541	$33,412

Net periodic pension cost for the fiscal years ended March 31, 2019, 2018, and 2017, included the following components:

	For the Years Ended March 31,
	2019	2018	2017
	(dollar in thousands)
Service Cost - Benefits Earned During the Period	$399	$710	$1,001
Interest Cost of Projected Benefit Obligation	1,347	1,466	1,584
Expected Return on Plan Assets	(1,853)	(2,137)	(1,606)
Recognized Net Actuarial Loss	230	566	1,712
Amortization of Prior-Service Cost	61	269	359
Settlement	—	649	—
Net Periodic Pension Cost	$184	$1,523	$3,050

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

Fiscal Years	Total
2020	$1,411
2021	$1,515
2022	$1,602
2023	$1,657
2024	$1,702
2025-2029	$9,702

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

	March 31,
	2019	2018	2017
Net Periodic Benefit Costs -
Discount Rate	4.12%	4.03%	3.83%
Expected Return on Plan Assets	5.50%	7.50%	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2019	2018
Benefit Obligations -
Discount Rate	4.09%	4.12%
Rate of Compensation Increase	3.50%	3.50%

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2019 and 2018 and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target Allocation	2019	2018
Asset Category -
Equity Securities	10 – 20%	14%	50%
Debt Securities	60 – 90%	85%	47%
Other	0 – 20%	1%	3%
Total		100%	100%

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

The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations has been determined given the current funded status of the plan. Each asset class is actively managed by one or more external money managers with the objective of generating returns, net of management fees, that exceed market-based benchmarks. None of the plans hold any EXP stock.

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2020.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2019 and 2018 were as follows:

	March 31,
	2019	2018
	(dollars in thousands)
Equity Securities	$4,525	$16,533
Fixed Income Securities	31,516	15,799
Real Estate Funds	144	163
Commodity Linked Funds	212	213
Cash Equivalents	144	704
Total	$36,541	$33,412

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2019 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$4,525	$—	$4,525
Fixed Income Securities	—	31,516	—	31,516
Real Estate Funds	—	144	—	144
Commodity Linked Funds	—	212	—	212
Cash Equivalents	144	—	—	144
	$144	$36,397	$—	$36,541

The fair values by category of inputs as of March 31, 2018 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$16,533	$—	$16,533
Fixed Income Securities	—	15,799	—	15,799
Real Estate Funds	—	163	—	163
Commodity Linked Funds	—	213	—	213
Cash Equivalents	704	—	—	704
	$704	$32,708	$—	$33,412

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a six-year period for salaried employees and a three-year period for hourly employees. Costs relating to the employer discretionary contributions for our contribution plan totaled $8.0 million, $8.4 million, and $6.4 million in fiscal years 2019, 2018, and 2017, respectively.

Individuals who became our employees as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans included the seller’s 401(k) plan which allows for employer matching percentages of hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $0.6 million, $0.6 million, and $0.3 million for these employees during fiscal years 2018, 2017, and 2016, respectively.

Approximately fifty of our employees belong to three different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in March 2020. Our expense related to these plans was approximately $1.5 million, $1.6 million, and $1.6 million during fiscal years 2018, 2017, and 2016, respectively. We anticipate the total expense in fiscal 2019 related to these plans will be approximately $1.8 million.

(L) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

On August 2, 2016, the Company completed a public offering of its Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company and were offered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission.

The Senior Unsecured Notes are guaranteed by all of the Company’s wholly-owned subsidiaries, and all guarantees are full and unconditional, and are joint and several. The following unaudited Condensed Consolidating Financial Statements present separately the Earnings and Comprehensive Earnings, Balance Sheet, and Cash Flows of the parent issuer (Eagle Materials Inc.), and the guarantors (all wholly-owned subsidiaries of Eagle Materials Inc.) on a combined basis with eliminating entries (dollars in thousands).

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,393,241	$—	$1,393,241
Cost of Goods Sold	—	1,066,673	—	1,066,673
Gross Profit	—	326,568	—	326,568
Equity in Earnings of Unconsolidated Joint Venture	38,565	38,565	(38,565)	38,565
Equity in Earnings of Subsidiaries	77,954	—	(77,954)	—
Corporate General and Administrative Expenses	(31,744)	(5,627)	—	(37,371)
Impairment Losses	—	(220,265)	—	(220,265)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(391)	2,802	—	2,411
Interest Expense, net	(28,324)	(49)	—	(28,373)
Earnings before Income Taxes	56,060	140,194	(116,519)	79,735
Income Taxes	12,800	(23,675)	—	(10,875)
Net Earnings	$68,860	$116,519	$(116,519)	$68,860
Net Earnings	$68,860	$116,519	$(116,519)	$68,860
Net Actuarial Change in Benefit Plans, net of tax	696	696	(696)	696
Comprehensive Earnings	$69,556	$117,215	$(117,215)	$69,556

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	$1,386,520	$—	$1,386,520
Cost of Goods Sold	—	1,047,764	—	1,047,764
Gross Profit	—	338,756	—	338,756
Equity in Earnings of Unconsolidated Joint Venture	43,419	43,419	(43,419)	43,419
Equity in Earnings of Subsidiaries	289,950	—	(289,950)	-
Corporate General and Administrative Expenses	(37,825)	(3,380)	—	(41,205)
Legal Settlements	(45,098)	—	—	(45,098)
Other Non-Operating Income	(233)	3,961	—	3,728
Interest Expense, net	(27,609)	(29)	—	(27,638)
Earnings before Income Taxes	222,604	382,727	(333,369)	271,962
Income Taxes	34,028	(49,358)	—	(15,330)
Net Earnings	$256,632	$333,369	$(333,369)	$256,632
Net Earnings	$256,632	$333,369	$(333,369)	256,632
Net Actuarial Change in Benefit Plans, net of tax	3,384	3,384	(3,384)	3,384
Comprehensive Earnings	$260,016	$336,753	$(336,753)	$260,016

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,211,220	$—	$1,211,220
Cost of Goods Sold	—	899,175	—	899,175
Gross Profit	—	312,045	—	312,045
Equity in Earnings of Unconsolidated Joint Venture	42,386	42,386	(42,386)	42,386
Equity in Earnings of Subsidiaries	210,923	—	(210,923)	—
Corporate General and Administrative Expenses	(28,545)	(5,395)	—	(33,940)
Other Non-Operating Income	(534)	2,673	—	2,139
Acquisition-Related Expense	(5,480)	—	—	(5,480)
Interest Expense, net	(51,315)	28,684	—	(22,631)
Earnings before Income Taxes	167,435	380,393	(253,309)	294,519
Income Taxes	30,784	(127,084)	—	(96,300)
Net Earnings	$198,219	$253,309	$(253,309)	$198,219
Net Earnings	$198,219	$253,309	$(253,309)	$198,219
Net Actuarial Change in Benefit Plans, net of tax	4,013	4,013	(4,013)	4,013
Comprehensive Earnings	$202,232	$257,322	$(257,322)	$202,232

Condensed Consolidating Balance Sheet At March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,779	$2,822	$—	$8,601
Accounts and Notes Receivable	437	128,285	—	128,722
Inventories	—	275,194	—	275,194
Income Tax Receivable	5,480	—	—	5,480
Prepaid and Other Current Assets	1,472	8,152	—	9,624
Total Current Assets	13,168	414,453	—	427,621
Property, Plant and Equipment, net	7,756	1,419,183	—	1,426,939
Notes Receivable	—	2,898	—	2,898
Investment in Joint Venture	70	64,803	—	64,873
Investments in Subsidiaries and Receivables from Affiliates	2,322,335	406,726	(2,729,061)	—
Goodwill and Intangible Assets, net	—	229,115	—	229,115
Other Assets	4,571	13,146	—	17,717
	$2,347,900	$2,550,324	$(2,729,061)	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,520	$75,364	$—	$80,884
Accrued Liabilities	22,470	39,479	—	61,949
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	64,490	114,843	—	179,333
Long-term Debt	655,092	—	—	655,092
Other Long-term Liabilities	3,303	31,189	—	34,492
Payables to Affiliates	406,727	5,730,093	(6,136,820)	—
Deferred Income Taxes	8,801	81,958	—	90,759
Total Liabilities	1,138,413	5,958,083	(6,136,820)	959,676
Total Stockholders’ Equity	1,209,487	(3,407,759)	3,407,759	1,209,487
	$2,347,900	$2,550,324	$(2,729,061)	$2,169,163

Condensed Consolidating Balance Sheet At March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,784	$3,531	$—	$9,315
Restricted Cash	38,753	—		38,753
Accounts and Notes Receivable	407	141,278	—	141,685
Inventories	—	258,159	—	258,159
Income Tax Receivable	109,510	—	(103,760)	5,750
Prepaid and Other Current Assets	665	4,408	—	5,073
Total Current Assets	155,119	407,376	(103,760)	458,735
Property, Plant and Equipment, net	2,099	1,593,200	—	1,595,299
Notes Receivable	—	115	—	115
Investment in Joint Venture	70	60,488	—	60,558
Investments in Subsidiaries and Receivables from Affiliates	2,718,809	762,340	(3,481,149)	—
Goodwill and Intangible Assets, net	—	239,342	—	239,342
Other Assets	5,417	8,537	—	13,954
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,591	$67,868	$—	$73,459
Accrued Liabilities	67,387	38,483	—	105,870
Income Tax Payable	—	103,760	(103,760)	—
Current Portion of Long-term Debt	—	—	—	—
Total Current Liabilities	72,978	210,111	(103,760)	179,329
Long-term Debt	620,922	—	—	620,922
Other Long-term Liabilities	124	30,972	—	31,096
Payables to Affiliates	762,340	5,608,236	(6,370,576)	—
Deferred Income Taxes	7,460	111,506	—	118,966
Total Liabilities	1,463,824	5,960,825	(6,474,336)	950,313
Total Stockholders’ Equity	1,417,690	(2,889,427)	2,889,427	1,417,690
	$2,881,514	$3,071,398	$(3,584,909)	$2,368,003

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$33,997	$316,287	$—	$350,284
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(6,107)	(162,766)	—	(168,873)
Proceeds from Sales of Property, Plant, and Equipment	—	2,281	—	2,281
Net Cash Used in Investing Activities	(6,107)	(160,485)	—	(166,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	70,000	—	—	70,000
Dividends Paid to Stockholders	(18,927)	—	—	(18,927)
Purchase and Retirement of Common Stock	(271,988)	—	—	(271,988)
Proceeds from Stock Option Exercises	2,103	—	—	2,103
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,347)	—	—	(4,347)
Intra-entity Activity, net	156,511	(156,511)	—	—
Net Cash Provided by (Used in) Financing Activities	(66,648)	(156,511)	—	(223,159)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(38,758)	(709)	—	(39,467)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,779	$2,822	$—	$8,601

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(83,947)	$421,612	$—	$337,665
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(142)	(131,815)	—	(131,957)
Investment in Subsidiaries	(36,761)	—	36,761	—
Acquisition Spending	—	(36,761)	—	(36,761)
Net Cash Used in Investing Activities	(36,903)	(168,576)	36,761	(168,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	15,000	—	—	15,000
Repayment of Private Placement Senior Unsecured Notes	(81,214)	—	—	(81,214)
Dividends Paid to Stockholders	(19,438)	—	—	(19,438)
Purchase and Retirement of Common Stock	(61,078)	—	—	(61,078)
Proceeds from Stock Option Exercises	24,264	—	—	24,264
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,974)	—	—	(4,974)
Intra-entity Activity, net	287,643	(250,882)	(36,761)	—
Net Cash Provided by (Used in) Financing Activities	160,203	(250,882)	(36,761)	(127,440)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	39,353	2,154	—	41,507
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$44,537	$3,531	$—	$48,068

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2017	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(64,376)	$395,974	$—	$331,598
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(697)	(56,241)	—	(56,938)
Investment in Subsidiaries	(400,488)	—	400,488	—
Acquisition Spending	—	(400,488)	—	(400,488)
Net Cash Used in Investing Activities	(401,185)	(456,729)	400,488	(457,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	(157,000)	—	—	(157,000)
Repayment of Private Placement Senior Unsecured Notes	(8,000)	—	—	(8,000)
Issuance of Senior Unsecured Notes	350,000	—	—	350,000
Payment of Debt Issuance Costs	(6,637)	—	—	(6,637)
Dividends Paid to Stockholders	(19,341)	—	—	(19,341)
Purchase and Retirement of Common Stock	(60,013)	—	—	(60,013)
Proceeds from Stock Option Exercises	22,108	—	—	22,108
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,468)	—	—	(4,468)
Excess Tax Benefits from Share Based Payment Arrangements	10,349	—	—	10,349
Intra-entity Activity, net	340,240	60,248	(400,488)	—
Net Cash Provided by (Used in) Financing Activities	467,238	60,248	(400,488)	126,998
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,677	(507)	—	1,170
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,507	1,884	—	5,391
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,184	$1,377	$—	$6,561

(M) Quarterly Results (unaudited)

	For the Years Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
First Quarter -
Revenue	$393,756	$366,121
Gross Profit	91,634	86,059
Earnings Before Income Taxes	85,021	79,530
Net Earnings	66,339	54,882
Diluted Earnings Per Share	$1.38	$1.13
Second Quarter -
Revenue	$381,499	$376,315
Gross Profit	97,931	96,754
Earnings Before Income Taxes	91,793	92,319
Net Earnings	72,603	63,362
Diluted Earnings Per Share	$1.53	$1.31
Third Quarter -
Revenue	$333,285	$359,371
Gross Profit	80,421	94,566
Earnings Before Income Taxes	74,518	51,388
Net Earnings	57,715	101,380
Diluted Earnings Per Share	$1.24	$2.08
Fourth Quarter -
Revenue	$284,701	$284,713
Gross Profit	56,582	61,377
Loss Before Income Taxes	(171,597)	48,725
Net Loss	(127,797)	37,008
Diluted Loss Per Share	$(2.82)	$0.76

The fourth quarter of fiscal 2019 included a pre-tax impairment loss of approximately $220.3 million related to the Oil and Gas Proppants segment. See Footnote (A) for more information.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2019 expressed an unqualified opinion thereon.

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

May 23, 2019

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established a system of disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified by the SEC. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

There were no changes that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2019. The effectiveness of our internal control over financial reporting as of March 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and our report dated May 23, 2019 expressed an unqualified opinion thereon.

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

May 23, 2019

ITEM 9b.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 6, 2019 Annual Meeting of Stockholders (the 2019 EXP Proxy Statement):

Items	Caption in the 2019 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters Stock Ownership-Section 16(a) Beneficial Ownership Reporting
10	Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

See Item 10.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2019. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by stockholders	2013	1,042,925	$76.88	3,978,814
Equity compensation plans not approved by stockholders		—	—	—
		1,042,925	$72.52	3,978,814

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

See Item 10.

ITEM 14.  Principal Accounting Fees and Services

See Item 10.

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

3.	Exhibits The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 112-116 of this Report.

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

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

4.5

Form of 4.500% Senior Notes due 2026 filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated herein by reference.

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

10.2

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.2(a)

Amendment to Amended and Restated Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.4

Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 (File No. 001-12984) and incorporated herein by reference. (1)

10.5

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5(a)

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.6

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.6(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.7

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.8

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.9

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.10

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(a)

Form of Restricted Stock Agreement for Senior Executives filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(c)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(c)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(d)

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

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference.(1)

10.12(f)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference.(1)

10.12(g)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference.(1)

10.12(f)

Form of Time Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference.(1)

10.12(g)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on October 30, 2018 (File No. 001-12984) and incorporated herein by reference.(1)

10.12(h)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on October 30, 2018 (File No. 001-12984) and incorporated herein by reference.(1)

10.12(i)	The Eagle Materials Inc. Retirement Plan filed as Exhibit 4.6 to the Company’s Form S-8 POS, filed with the Commission on January 31, 2019 (File No. 001-12984) and incorporated herein by reference.(1)

10.13

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2018 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.13

Eagle Materials Inc. Special Situation Program for Fiscal Year 2019 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 23, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.14

The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 (File No. 001-12984) and incorporated herein by reference. (1)

10.14(a)

First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.15

Trademark License and Name Domain Agreement dated January 30, 2004, between the Company and Centex Corporation, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.16

Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.17

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on October 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.18	Settlement Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2017 (File No. 001-12984) and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 23, 2019	/s/ David B. Powers
David B. Powers, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 23, 2019	/s/ David B. Powers
David B. Powers President and Chief Executive Officer (principal executive officer)

May 23, 2019	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 23, 2019	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 23, 2019	/s/ F. William Barnett
F. William Barnett, Director

May 23, 2019	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 23, 2019	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 23, 2019	/s/ Margot L. Carter
Margot L. Carter, Director

May 23, 2019	/s/ George J. Damiris
George J. Damiris, Director

May 23, 2019	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 23, 2019	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 23, 2019	/s/ Richard R. Stewart
Richard R. Stewart, Director