Form 10-Q
period 2019-06-30
EAGLE MATERIALS INC
filed 2019-07-31
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of July 26, 2019, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	42,022,827

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands, except share and per share data)
Revenue	$370,597	$393,756
Cost of Goods Sold	295,268	302,122
Gross Profit	75,329	91,634
Equity in Earnings of Unconsolidated Joint Venture	9,432	9,251
Corporate General and Administrative Expense	(21,254)	(8,003)
Litigation Settlements and Losses	—	(1,800)
Other Non-Operating Income	200	571
Interest Expense, Net	(8,846)	(6,632)
Earnings before Income Taxes	54,861	85,021
Income Taxes	(13,557)	(18,682)
Net Earnings	41,304	66,339
EARNINGS PER SHARE
Basic	$0.94	$1.39
Diluted	$0.94	$1.38
AVERAGE SHARES OUTSTANDING
Basic	43,870,222	47,690,351
Diluted	44,150,211	48,144,325
CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Net Earnings	$41,304	$66,339
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	43	73
Tax expense	(10)	(17)
Comprehensive Earnings	$41,337	$66,395

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2019	2019
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$19,162	$8,601
Accounts and Notes Receivable, net	174,279	128,722
Inventories	263,612	275,194
Income Tax Receivable	—	5,480
Prepaid and Other Assets	9,464	9,624
Total Current Assets	466,517	427,621
Property, Plant, and Equipment, net	1,424,703	1,426,939
Notes Receivable	2,772	2,898
Investment in Joint Venture	71,305	64,873
Operating Lease Right of Use Assets	63,344	—
Goodwill and Intangible Assets, net	228,316	229,115
Other Assets	12,121	17,717
	$2,269,078	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$83,916	$80,884
Accrued Liabilities	56,636	61,949
Income Taxes Payable	3,914	—
Operating Lease Liabilities	11,990	—
Current Portion of Long-term Debt	36,500	36,500
Total Current Liabilities	192,956	179,333
Long-term Debt	840,259	655,092
Noncurrent Operating Lease Liabilities	55,884	—
Other Long-term Liabilities	30,257	34,492
Deferred Income Taxes	94,456	90,759
Total Liabilities	1,213,812	959,676
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 42,924,186 and 45,117,393 Shares, respectively	429	451
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,283)	(3,316)
Retained Earnings	1,058,120	1,212,352
Total Stockholders’ Equity	1,055,266	1,209,487
	$2,269,078	$2,169,163

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$41,304	$66,339
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	27,960	29,850
Deferred Income Tax Provision	3,687	6,173
Stock Compensation Expense	8,219	3,493
Equity in Earnings of Unconsolidated Joint Venture	(9,432)	(9,251)
Distributions from Joint Venture	3,000	9,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(45,431)	(45,549)
Inventories	11,582	17,159
Accounts Payable and Accrued Liabilities	(6,071)	8,897
Other Assets	6,486	(3,137)
Income Taxes Payable (Receivable)	9,394	(1,565)
Net Cash Provided by Operating Activities	50,698	81,909
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(21,813)	(53,073)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281
Net Cash Used in Investing Activities	(21,813)	(50,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	185,000	30,000
Dividends Paid to Stockholders	(4,499)	(4,790)
Purchase and Retirement of Common Stock	(198,355)	(52,344)
Proceeds from Stock Option Exercises	396	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(866)	(956)
Net Cash Used in Financing Activities	(18,324)	(26,098)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,561	5,019
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,601	48,068
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,162	$53,087

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	66,339	—	66,339
Stock Option Exercises and Restricted Share Vesting	—	1,992	—	—	1,992
Purchase and Retirement of Common Stock	(5)	(52,339)	—	—	(52,344)
Dividends to Stockholders	—	—	(4,791)	—	(4,791)
Stock Compensation Expense	1	3,492	—	—	3,493
Shares Redeemed to Settle Employee Taxes	—	(956)	—	—	(956)
Unfunded Pension Liability, net of tax	—	—	—	56	56
Balance at June 30, 2018	$479	$74,568	$1,360,388	$(3,956)	$1,431,479

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	41,304	—	41,304
Stock Option Exercises and Restricted Share Vesting	—	396	—	—	396
Purchase and Retirement of Common Stock	(23)	(7,748)	(190,584)	—	(198,355)
Dividends to Stockholders	—	—	(4,316)	—	(4,316)
Stock Compensation Expense	1	8,218	—	—	8,219
Shares Redeemed to Settle Employee Taxes	—	(866)	—	—	(866)
Cumulative Effect of Change in Accounting for Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at June 30, 2019	$429	$—	$1,058,120	$(3,283)	$1,055,266

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three-month period ended June 30, 2019 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2018.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted the standard on April 1, 2019 using the modified retrospective approach. We also elected the package of practical expedients permitted under the transition guidance which, among other things, allowed us to maintain the historic lease classification for leases in effect at the date of adoption, and to not separate lease components from nonlease components for all leases in effect at the date of adoption. Upon adoption, we recorded a right of use asset of approximately $66.7 million, and operating lease liabilities of approximately $71.1 million. We do not expect the adoption of this standard to materially affect our consolidated statement of earnings or consolidated statement of cash flows. See Footnote (H) for more information.

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Cash Payments:
Interest	$5,241	$3,765
Income Taxes	90	14,722
Operating Cash Flows used for Operating Leases	3,961	—

Non Cash Financing Activities:
Property and Equipment Purchases Included in Accrued Liabilities	$3,675	$—

(C) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard are originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between 2019 and 2025. We also earn Revenue from transload services and storage; we recognize Revenue from these services when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck. We invoice customers upon shipment, and our collection terms range from 30-65 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or transload location. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based but are subject to certain contractual adjustments. Historically the pricing and volume requirements under certain of these contracts have been renegotiated during volatile market conditions. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until an agreement is reached with the customer and not subject to the risk of reversal.

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

See Footnote (N) to the Unaudited Consolidated Financial Statements for disaggregation of revenue by segment.

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $11.6 million and $9.9 million at June 30, 2019 and March 31, 2019, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $3.4 million at June 30, 2019, of which approximately $0.7 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(E) STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2019, we repurchased 2,239,873 shares at an average price of $88.56. Subsequent to June 30, 2019, we repurchased an additional 881,000 shares at an average price of $87.26. Including the repurchases subsequent to June 30, 2019, we have authorization to purchase an additional 7,758,885 shares.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value, and consist of the following:

	June 30,	March 31,
	2019	2019
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$119,212	$125,828
Finished Cement	27,000	27,826
Aggregates	7,758	7,351
Gypsum Wallboard	6,124	7,124
Paperboard	13,281	15,660
Frac Sand	3,666	2,557
Repair Parts and Supplies	77,735	80,676
Fuel and Coal	8,836	8,172
	$263,612	$275,194

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31,
	2019	2019
	(dollars in thousands)
Payroll and Incentive Compensation	$14,131	$26,225
Benefits	13,082	12,673
Interest	7,197	3,852
Property Taxes	6,711	5,058
Power and Fuel	1,502	1,644
Litigation Settlements	—	1,900
Sales and Use Tax	2,391	2,167
Legal and Professional	5,061	—
Other	6,561	8,430
	$56,636	$61,949

(H) LEASES

We lease certain real estate, buildings and equipment. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to twenty years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than twelve months, which are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

For the Three Months Ended June 30, 2019
(dollars in thousands)
Operating Lease Cost	$3,947
Short-term Lease Cost	584
Total Lease Cost	$4,531

The Right of Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

For the Three Months Ended June 30, 2019
(dollars in thousands)
Operating Leases:
Operating Lease Right of Use Assets	$63,344

Current Operating Lease Liabilities	$11,990
Noncurrent Operating Lease Liabilities	55,884
Total Operating Lease Liabilities	$67,874

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2020 (remaining nine months)	$10,912
2021	11,876
2022	10,398
2023	9,947
2024	8,396
Thereafter	29,497
Total Lease Payments	$81,026
Less: Imputed Interest	(13,152)
Present Value of Lease Liabilities	$67,874

Weighted Average Remaining Lease Term (in years)	8.8
Weighted Average Discount Rate	3.75%

As disclosed in our March 31, 2019 Form 10-K, future minimum lease payments were as follows (dollars in thousands):

Fiscal Year	Amount
2020	$14,613
2021	11,487
2022	9,979
2023	9,784
2024	8,347
Thereafter	24,793
Total Lease Payments	$79,003

(I) Share-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans

OPTIONS

In May 2019, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 100,849 performance vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2020 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2020 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2020. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2021 through 2023. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 84,043 time-vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2020 Employee Time-Vesting Stock Option Grant).

The weighted average assumptions used in the Black-Scholes model to value the option awards in fiscal 2020 are as follows:

2019
Dividend Yield	1.3%
Expected Volatility	31.4%
Risk Free Interest Rate	2.32%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.1 million for both of the three months ended June 30, 2019 and 2018. At June 30, 2019, there was approximately $10.8 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.9 years.

The following table represents stock option activity for the three months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	1,042,925	$76.88
Granted	184,892	$91.58
Exercised	(5,181)	$76.53
Cancelled	(7,883)	$106.24
Outstanding Options at End of Year	1,214,753	$78.95
Options Exercisable at End of Year	808,899	$72.08
Weighted Average Fair Value of Options Granted During the Year		$27.37

The following table summarizes information about stock options outstanding at June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	2.10	$23.27	65,912	$23.27
$33.43 - $37.34	81,288	2.96	$33.99	81,288	$33.99
$53.22 - $77.67	301,348	5.96	$71.37	237,176	$71.13
$79.73 - $106.24	766,205	7.50	$91.49	424,523	$87.47
	1,214,753	6.52	$78.95	808,899	$72.08

At June 30, 2019, the aggregate intrinsic value for both of the outstanding and exercisable options was approximately $16.7 million. The total intrinsic value of options exercised during the three months ended June 30, 2019 was approximately $0.1 million.

RESTRICTED STOCK

In May 2019, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 51,112 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2020 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2020 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2020. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2021 through 2023. The Compensation Committee also approved the granting of 42,591 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2020 Employee Restricted Stock Time-Vesting Award). The Fiscal 2020 Employee Restricted Stock Performance Award and the Fiscal 2020 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

The fair value of restricted stock is based on the stock price at the date of grant.  The following table summarizes the activity for nonvested restricted shares during the three months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Beginning of Year	300,115	$78.94
Granted	93,703	$91.58
Vested	(25,306)	$91.34
Forfeited	(15,940)	$106.24
Nonvested Restricted Stock at End of Year	352,572

During the three months ended June 30, 2019, the weighted average grant date fair value of restricted shares awarded was $91.58.

Expense related to restricted shares was approximately $7.1 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was approximately $19.1 million of unearned compensation from restricted stock, which will be recognized over a weighted average period of 2.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,760,315 at June 30, 2019.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2019	2018
Weighted Average Shares of Common Stock Outstanding	43,870,222	47,690,351
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	750,654	829,873
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(591,647)	(571,799)
Restricted Stock Units	120,982	195,900
Weighted Average Common Stock and Dilutive Securities Outstanding	44,150,211	48,144,325
Shares Excluded Due to Anti-dilution Effects	327,761	145,488

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$85	$100
Interest Cost of Projected Benefit Obligation	338	337
Expected Return on Plan Assets	(426)	(463)
Recognized Net Actuarial Loss	43	58
Amortization of Prior-Service Cost	—	15
Net Periodic Pension Cost	$40	$47

(L) INCOME TAXES

Income Taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2019 was approximately 25%, which was higher than the tax rate of 22% for the three months ended June 30, 2018. The increase in the effective tax rate was primarily due to discrete expense related to the change in valuation allowances and the limitation on the deduction for certain officer compensation.

(M) LONG-TERM DEBT

Long-term Debt consists of the following:

	June 30,	March 31,
	2019	2019
	(dollars in thousands)
Bank Credit Facility	$495,000	$310,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	36,500
Total Debt	881,500	696,500
Less: Current Portion of Long-term Debt	(36,500)	(36,500)
Less: Debt Origination Costs	(4,741)	(4,908)
Long-term Debt	$840,259	$655,092

Credit Facility

We have a revolving credit facility (the Credit Facility) that terminates on August 2, 2021. During May 2019, we exercised our option to expand the Credit Facility and increased the borrowing capacity from $500.0 million to $750.0 million. The Credit Facility also includes a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (LIBOR) plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio); or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at June 30, 2019. We had $495.0 million of borrowings outstanding at June 30, 2019. Based on our Leverage Ratio, we had $248.1 million of available borrowings, net of the outstanding letters of credit, at June 30, 2019.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2019, we had $6.9 million of outstanding letters of credit.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully, unconditionally, jointly, and severally guaranteed by each of our subsidiaries that are guarantors under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (R) for more information on the guarantors of the Senior Public Notes.

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

At June 30, 2019, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions and other non-cash charges) ratio of 3.50:1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP, or (ii) Consolidated Total Revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its Subsidiaries during such period.  We were in compliance with all financial ratios and tests at June 30, 2019.

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

Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material, which is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel) and sand used in hydraulic fracturing (frac sand).

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

We account for intersegment sales at market prices. The following table sets forth certain financial information relating to our operations by segment. We do not allocate interest or taxes at the segment level; these costs are disclosed at the consolidated company level.

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Revenue -
Cement	$195,313	$186,788
Concrete and Aggregates	39,778	40,840
Gypsum Wallboard	126,724	142,415
Paperboard	42,700	45,133
Oil and Gas Proppants	15,232	27,700
	419,747	442,876
Less: Intersegment Revenue	(21,645)	(21,856)
Less: Joint Venture Revenue	(27,505)	(27,264)
	$370,597	$393,756

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Intersegment Revenue -
Cement	$4,253	$4,178
Concrete and Aggregates	377	331
Paperboard	17,015	17,347
	$21,645	$21,856
Cement Sales Volume (M tons) -
Wholly Owned	1,318	1,275
Joint Venture	232	236
	1,550	1,511

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Operating Earnings -
Cement	$36,121	$37,334
Concrete and Aggregates	4,434	5,484
Gypsum Wallboard	37,932	50,480
Paperboard	9,944	9,994
Oil and Gas Proppants	(3,670)	(2,407)
Sub-Total	84,761	100,885
Corporate General and Administrative Expense	(21,254)	(8,003)
Litigation Settlements and Losses	—	(1,800)
Other Non-Operating Income	200	571
Earnings Before Interest and Income Taxes	63,707	91,653
Interest Expense, net	(8,846)	(6,632)
Earnings Before Income Taxes	$54,861	$85,021
Cement Operating Earnings -
Wholly Owned	$26,689	$28,083
Joint Ventures	9,432	9,251
	$36,121	$37,334
Capital Expenditures -
Cement	$10,537	$19,613
Concrete and Aggregates	595	2,064
Gypsum Wallboard	1,931	2,355
Paperboard	12,360	1,065
Oil and Gas Proppants	65	27,636
Other, net	—	340
	$25,488	$53,073
Depreciation, Depletion, and Amortization -
Cement	$14,218	$12,921
Concrete and Aggregates	2,191	2,053
Gypsum Wallboard	4,952	4,830
Paperboard	2,163	2,109
Oil and Gas Proppants	3,839	7,595
Corporate and Other	597	342
	$27,960	$29,850

	June 30,	March 31,
	2019	2019
	(dollars in thousands)
Identifiable Assets
Cement	$1,331,042	$1,289,468
Concrete and Aggregates	107,127	95,084
Gypsum Wallboard	372,961	372,206
Paperboard	148,148	138,614
Oil and Gas Proppants	265,318	236,357
Other, net	44,482	37,434
	$2,269,078	$2,169,163

The capital expenditures for the three months ended June 30, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows as it includes $3.7 million of capital expenditures that were accrued at June 30, 2019 and therefore not included in the Statement of Cash Flows.  See Footnote (B) for more information.

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

The segment breakdown of Goodwill is as follows:

	June 30,	March 31,
	2019	2019
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$198,370	$198,370

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Revenue	$55,010	$54,528
Gross Margin	$19,866	$20,141
Earnings Before Income Taxes	$19,017	$18,658

	June 30,	March 31,
	2019	2019
	(dollars in thousands)
Current Assets	$80,834	$71,688
Non-Current Assets	$84,859	$81,007
Current Liabilities	$16,569	$19,309

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Interest Income	(4)	$(2)
Interest Expense	8,559	6,342
Other Expenses	291	292
Interest Expense, net	$8,846	$6,632

Interest Income includes interest on investments of excess cash. Components of Interest Expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Credit Facility. Other Expenses include amortization of debt issuance costs and credit facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2019, we had contingent liabilities under these outstanding letters of credit of approximately $6.9 million.

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes and Private Placement Senior Unsecured Notes at June 30, 2019 is as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	$36,760
4.500% Senior Unsecured Notes Due 2026	$361,806

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Restricted Cash, Accounts and Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2019 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at June 30, 2019.

(R) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$370,597	$—	$370,597
Cost of Goods Sold	—	295,268	—	295,268
Gross Profit	—	75,329	—	75,329
Equity in Earnings of Unconsolidated Joint Venture	9,432	9,432	(9,432)	9,432
Equity in Earnings of Subsidiaries	55,742	—	(55,742)	—
Corporate General and Administrative Expenses	(20,968)	(286)	—	(21,254)
Other Non-Operating Income	426	(226)	—	200
Interest Expense, net	(8,834)	(12)	—	(8,846)
Earnings before Income Taxes	35,798	84,237	(65,174)	54,861
Income Taxes	5,506	(19,063)	—	(13,557)
Net Earnings	$41,304	$65,174	$(65,174)	$41,304
Net Earnings	$41,304	$65,174	$(65,174)	$41,304
Net Actuarial Change in Benefit Plans, net of tax	33	33	(33)	33
Comprehensive Earnings	$41,337	$65,207	$(65,207)	$41,337

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$393,756	$—	$393,756
Cost of Goods Sold	—	302,122	—	302,122
Gross Profit	—	91,634	—	91,634
Equity in Earnings of Unconsolidated Joint Venture	9,251	9,251	(9,251)	9,251
Equity in Earnings of Subsidiaries	67,258	—	(67,258)	—
Corporate General and Administrative Expenses	(6,729)	(1,274)	—	(8,003)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(93)	664	—	571
Interest Expense, net	(6,619)	(13)	—	(6,632)
Earnings before Income Taxes	63,068	98,462	(76,509)	85,021
Income Taxes	3,271	(21,953)	—	(18,682)
Net Earnings	$66,339	$76,509	$(76,509)	$66,339
Net Earnings	$66,339	$76,509	$(76,509)	66,339
Net Actuarial Change in Benefit Plans, net of tax	56	56	(56)	56
Comprehensive Earnings	$66,395	$76,565	$(76,565)	$66,395

Condensed Consolidating Balance Sheet At June 30, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$16,881	$2,281	$—	$19,162
Accounts and Notes Receivable	1,165	173,114	—	174,279
Inventories	—	263,612	—	263,612
Prepaid and Other Current Assets	890	8,574	—	9,464
Total Current Assets	18,936	447,581	—	466,517
Property, Plant, and Equipment, net	7,465	1,417,238	—	1,424,703
Notes Receivable	—	2,772	—	2,772
Investment in Joint Venture	70	71,235	—	71,305
Investments in Subsidiaries and Receivables from Affiliates	2,077,332	130,914	(2,208,246)	—
Operating Lease Right of Use Assets	10,415	52,929	—	63,344
Goodwill and Intangible Assets, net	—	228,316	—	228,316
Other Assets	4,525	7,596	—	12,121
	$2,118,743	$2,358,581	$(2,208,246)	$2,269,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,314	$77,602	$—	$83,916
Accrued Liabilities	23,046	33,590	—	56,636
Income Taxes Payable	3,914	—	—	3,914
Operating Lease Liabilities	1,129	10,861	—	11,990
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	70,903	122,053	—	192,956
Long-term Debt	840,259	—	—	840,259
Noncurrent Lease Liabilities	13,109	42,775	—	55,884
Other Long-term Liabilities	—	30,257	—	30,257
Payables to Affiliates	130,914	6,027,256	(6,158,170)	—
Deferred Income Taxes	8,292	86,164	—	94,456
Total Liabilities	1,063,477	6,308,505	(6,158,170)	1,213,812
Total Stockholders’ Equity	1,055,266	(3,949,924)	3,949,924	1,055,266
	$2,118,743	$2,358,581	$(2,208,246)	$2,269,078

Condensed Consolidating Balance Sheet At March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,779	$2,822	$—	$8,601
Accounts and Notes Receivable	437	128,285	—	128,722
Inventories	—	275,194	—	275,194
Income Tax Receivables	5,480	—	—	5,480
Prepaid and Other Current Assets	1,472	8,152	—	9,624
Total Current Assets	13,168	414,453	—	427,621
Property, Plant, and Equipment, net	7,756	1,419,183	—	1,426,939
Notes Receivable	—	2,898	—	2,898
Investment in Joint Venture	70	64,803	—	64,873
Investments in Subsidiaries and Receivables from Affiliates	2,322,334	406,726	(2,729,060)	—
Goodwill and Intangible Assets, net	—	229,115	—	229,115
Other Assets	4,571	13,146	—	17,717
	$2,347,899	$2,550,324	$(2,729,060)	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,520	$75,364	$—	$80,884
Accrued Liabilities	22,470	39,479	—	61,949
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	64,490	114,843	—	179,333
Long-term Debt	655,092	—	—	655,092
Other Long-term Liabilities	3,303	31,189	—	34,492
Payables to Affiliates	406,726	5,730,093	(6,136,819)	—
Deferred Income Taxes	8,801	81,958	—	90,759
Total Liabilities	1,138,412	5,958,083	(6,136,819)	959,676
Total Stockholders’ Equity	1,209,487	(3,407,759)	3,407,759	1,209,487
	$2,347,899	$2,550,324	$(2,729,060)	$2,169,163

Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(6,412)	$57,110	$—	$50,698
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	—	(21,813)	—	(21,813)
Net Cash Used in Investing Activities	—	(21,813)	—	(21,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	185,000	—	—	185,000
Dividends Paid to Stockholders	(4,499)	—	—	(4,499)
Purchase and Retirement of Common Stock	(198,355)	—	—	(198,355)
Proceeds from Stock Option Exercises	396	—	—	396
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(866)	—	—	(866)
Intra-entity Activity, net	35,838	(35,838)	—	—
Net Cash Provided by (Used in) Financing Activities	17,514	(35,838)	—	(18,324)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	11,102	(541)	—	10,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,779	2,822	—	8,601
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$16,881	$2,281	$—	$19,162

Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(21,444)	$103,353	$—	$81,909
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant, and Equipment Additions	(27)	(53,046)	—	(53,073)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281		2,281
Net Cash Used in Investing Activities	(27)	(50,765)	—	(50,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	30,000	—	—	30,000
Dividends Paid to Stockholders	(4,790)	—	—	(4,790)
Purchase and Retirement of Common Stock	(52,344)	—	—	(52,344)
Proceeds from Stock Option Exercises	1,992	—	—	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(956)	—	—	(956)
Intra-entity Activity, net	52,110	(52,110)	—	—
Net Cash Provided by (Used in) Financing Activities	26,012	(52,110)	—	(26,098)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,541	478	—	5,019
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$49,078	$4,009	$—	$53,087

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas extraction. Financial results and other information for the three months ended June 30, 2019 and 2018, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

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

As previously announced on May 30, 2019, the Company plans to separate its Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to Eagle shareholders. The separation is expected to be completed in the first half of calendar 2020. The Company also previously announced it is actively pursuing alternatives for its Oil and Gas Proppants business.

MARKET CONDITIONS AND OUTLOOK

The outlook for the remainder of calendar 2019 continues to be positive and demand for our products is supported by a number of favorable market dynamics including ongoing growth in jobs and wages, high consumer confidence and low interest rates. We believe these factors should positively affect both our Heavy and Light Materials sectors, comprising the Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard segments.

Our integrated cement sales network stretches across the heartland of America. The Portland Cement Association is estimating cement consumption will increase in calendar 2019 over 2018 by approximately 2%. Demand for cement and concrete and aggregates can be adversely affected by weather, particularly wet conditions. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity.

Our primary gypsum wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction as well as repair and remodeling activity. Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market and demand for paper will generally follow the demand for gypsum wallboard. The primary raw material for the paperboard business is OCC. We are expecting OCC prices in fiscal 2020 to be lower than they were in fiscal 2019. We anticipate that demand for paper products will remain strong in fiscal 2020 based on the projected housing starts and wallboard demand.

Sales volume and sales prices for our frac sand products were negatively affected by industry wide weakness in completion activity, which was greater than anticipated. In addition, pricing pressure resulted from a combination of low demand and increased use of local sand during calendar 2018, and this increased use of local sand has continued into 2019. We are actively pursuing alternative for our Oil and Gas Proppants segment. If this review results in an alternative use or disposition of operating facilities in this segment, further recoverability assessments will be required which may result in future impairment charges.

Freight costs increased for our Cement business during the first quarter of fiscal 2020. Flooding in the Midwest disrupted transportation routes in our markets, causing delays and resulting in more expensive routes. We anticipate some of this disruption will continue into the fall.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 Compared WITH THREE MONTHS ENDED June 30, 2018

	For the Three Months Ended June 30,
	2019	2018	Change
	(in thousands, except per share)
Revenue	$370,597	$393,756	(6)%
Cost of Goods Sold	(295,268)	(302,122)	(2)%
Gross Profit	75,329	91,634	(18)%
Equity in Earnings of Unconsolidated Joint Venture	9,432	9,251	2%
Corporate General and Administrative	(21,254)	(8,003)	166%
Litigation Settlements and Losses	—	(1,800)	—
Other Non-Operating Income	200	571	(65)%
Interest Expense, net	(8,846)	(6,632)	33%
Earnings Before Income Taxes	54,861	85,021	(35)%
Income Tax Expense	(13,557)	(18,682)	(27)%
Net Earnings	$41,304	$66,339	(38)%
Diluted Earnings per Share	$0.94	$1.38	(32)%

REVENUE

Revenue declined by $23.2 million, or 6%, to $370.6 million for the three months ended June 30, 2019. The lower Revenue was due to decreased gross sales prices and Sales Volume, which adversely affected Revenue by approximately $18.9 million and $4.3 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold decreased by $6.8 million, or 2%, to $295.3 million for the three months ended June 30, 2019. The decrease was primarily related to lower operating costs, which reduced Cost of Goods Sold by approximately $6.8 million. The reduction in operating costs was primarily related to our Recycled Paperboard and Oil and Gas Proppants segments, which are discussed further on pages 30-31.

GROSS PROFIT

Gross Profit decreased 18% to $75.3 million during the three months ended June 30, 2019. The decline in Gross Profit was primarily due to lower gross sales prices and Sales Volume, partially offset by lower operating costs. The gross margin declined to 20% from 23%, primarily because of lower gross sales prices, partially offset by lower operating expenses.

EQUITY IN EARNINGS OF JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $0.1 million, or 2%, for the three months ended June 30, 2019. The increase was primarily due to higher gross sales prices, which increased earnings by approximately $0.8 million. This was partially offset by lower Sales Volume and increased operating costs, which reduced operating earnings by approximately $0.3 million and $0.4 million, respectively. The increase in operating costs was primarily due to freight, which rose by approximately $0.3 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $13.3 million for the three months ended June 30, 2019. The increase was due primarily to professional costs incurred in connection with our strategic portfolio review and the acceleration of stock compensation costs upon the retirement of our Chief Executive Officer, which contributed approximately $5.9 million and $5.3 million, respectively, to the increase. The acceleration of vesting of all earned but unvested shares of restricted stock held by our Chief Executive Officer was consistent with the terms of the Company’s incentive plan documents, and approved by the Board of Directors.

LITIGATION SETTLEMENTS AND LOSSES

Litigation Settlements and Losses relate to third-party property damage which occurred several years ago in our Recycled Paperboard business. This amount was paid during the three months ended June 30, 2019.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $2.2 million, or 33% during the three months ended June 30, 2019. The increase in Interest Expense, net was due primarily to higher interest on borrowings under our Credit Facility. The increase in our Credit Facility was due to the repurchase of approximately 2.2 million shares of our common stock during the quarter. Interest expense related to our other long-term debt remained consistent compared with the first quarter of fiscal 2019.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes declined to $54.9 million during the three months ended June 30, 2019, primarily as a result of to lower Gross Profit and increased Corporate General and Administrative expense. This was partially offset by lower Litigation Settlements and Losses and higher Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense decreased 27% to $13.6 million for the three months ended June 30, 2019, primarily related to changes in pre-tax income. In the first quarter of fiscal 2020, the effective tax rate increased to 25% compared with 22% for the first quarter of fiscal 2019. The increase in the effective tax rate was primarily due to discrete income tax expense relating to changes in valuation allowances and the limitation of the deduction for certain officer compensation.

NET EARNINGS AND DILUTED EARNINGS PER SHARE

Net Earnings declined 38% to $41.3 million for the three months ended June 30, 2019. Diluted Earnings per Share declined 32% to $0.94 per share.

THREE MONTHS ENDED JUNE 30, 2019 vs. THREE MONTHS ENDED June 30, 2018 BY SEGMENT

The following presents results within our three business sectors for the three months ended June 30, 2019 and 2018. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,
	2019	2018	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$195,313	$186,788	5%
Less Intersegment Revenue	(4,253)	(4,178)	2%
Less Joint Venture Revenue	(27,505)	(27,264)	1%
Gross Revenue, as reported	$163,555	$155,346	5%
Freight and Delivery Costs billed to Customers	(12,896)	(12,627)	2%
Net Revenue	$150,659	$142,719	6%

Sales Volume (M Tons)	1,550	1,511	—
Average Net Sales Price, per ton (2)	$109.70	$108.69	1%
Operating Margin, per ton	$23.30	$24.71	(6)%
Operating Earnings	$36,121	$37,334	(3)%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $195.3 million, a 5% increase, for the three months ended June 30, 2018. The increase was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $3.0 million and $5.5 million, respectively.

Cement Operating Earnings declined by 3% to $36.1 million for the three months ended June 30, 2019. The decline was due primarily to increased operating costs, which reduced Operating Earnings by approximately $5.3 million. This was partially offset by increased gross sales prices, Sales Volume, and Equity in Earnings of Unconsolidated Joint Venture of approximately $3.0 million, $0.9 million, and $0.1 million respectively. The increase in operating costs was due primarily to increased fixed costs and freight of approximately $3.2 million and $1.5 million, respectively. The operating margin fell to 18% from 20%, primarily because of increased operating costs, partially offset by the increase in gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,
	2019	2018	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, including intersegment	$39,778	$40,840	(3)%
Less intersegment Revenue	(377)	(331)	14%
Gross Revenue, as reported	$39,401	$40,509	(3)%

Sales Volume -
M Cubic Yards of Concrete	310	319	(3)%
M Tons of Aggregate	799	856	(7)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$103.52	$101.66	2%
Aggregates - Per Ton	$9.66	$9.75	(1)%

Operating Earnings	$4,434	$5,484	(19)%

Concrete and Aggregates Revenue decreased 3% to $39.8 million for the three months ended June 30, 2019. The primary reason for the decrease in Revenue was the 3% and 7% decline in Sales Volume for concrete and aggregates, respectively, which adversely affected Revenue by approximately $1.4 million The decline in gross sales prices for aggregates also adversely affected Revenue by approximately $0.2 million. These reductions were partially offset by an increase in gross sales prices for concrete, which positively affected Revenue by approximately $0.6 million.

Operating Earnings declined 19% to approximately $4.4 million. The decline was a result of increased operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $1.2 million and $0.3 million, respectively. This decrease was partially offset by increased gross sales prices of approximately $0.4 million. The increase in operating costs was primarily due to higher cost of materials and delivery expense of approximately $0.7 million and $0.6 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,
	2019	2018	Percentage Change
	(in thousands, except per MMSF information)
Gross Revenue, as reported	$126,724	$142,415	(11)%
Freight and Delivery Costs billed to Customers	(27,100)	(28,385)	(5)%
Net Revenue	$99,624	$114,030	(13)%

Sales Volume (MMSF)	660	710	(7)%
Average Net Sales Price, per MMSF (1)	$150.96	$160.71	(6)%
Freight, per MMSF	$41.06	$39.98	3%
Operating Margin, per MMSF	$57.47	$71.10	(19)%
Operating Earnings	$37,932	$50,480	(25)%

(1) Net of freight per MMSF.

Gypsum Wallboard Revenue decreased 11% to $126.7 million for the three months ended June 30, 2019, primarily related to a 7% and 4% decrease in Sales Volume and gross sales prices, respectively. The decrease in Sales Volume and gross sales prices negatively affected Revenue by approximately $10.0 million and $5.7 million, respectively. Our market share was essentially unchanged during the last year.

Operating Earnings decreased 25% to $37.9 million, primarily due to the decline in Sales Volume and gross sales prices and an increase in operating costs. The decrease in Sales Volume and gross sales prices negatively affected Operating Earnings by approximately $3.6 million and $5.7 million, respectively, while the increase in operating costs reduced Operating Earnings by approximately $3.3 million. The higher operating costs were primarily related to freight, maintenance, and fixed costs which increased operating costs by approximately $1.1 million, $0.8 million, and $0.6 million, respectively. The operating margin declined to 30% for the three months ended June 30, 2019, primarily related to the lower gross sales prices and increased operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,
	2019	2018	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including intersegment	$42,700	$45,133	(5)%
Less intersegment Revenue	(17,015)	(17,347)	(2)%
Gross Revenue, as reported	$25,685	$27,786	(8)%
Freight and Delivery Costs billed to Customers	(1,205)	(1,318)	(9)%
Net Revenue	$24,480	$26,468	(8)%

Sales Volume (M Tons)	81	82	(1)%
Average Net Sales Price, per ton (1)	$510.32	$531.99	(4)%
Freight, per ton	$14.88	$16.07	(7)%
Operating Margin, per ton	$122.77	$121.88	1%
Operating Earnings	$9,944	$9,994	(1)%

(1) Net of freight per ton.

Recycled Paperboard Revenue declined 5% to $42.7 million during the three months ended June 30, 2019. The decline in Revenue was due to lower gross sales prices and Sales Volume, which adversely affected Revenue by $1.9 million and $0.6 million, respectively. The decrease in gross sales prices was due to the pricing provisions in our long-term sales agreements.

Operating Earnings declined 1% to $9.9 million, primarily due to the decline in gross sales prices and Sales Volume, which adversely affected Operating Earnings by approximately $1.9 million and $0.1 million, respectively. This was partially offset by lower operating costs of approximately $1.9 million. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $2.0 million. Operating margin increased to 23% from 22%, primarily because of lower operating costs, partially offset by lower gross sales prices.

OIL AND GAS PROPPANTS

	For the Three Months Ended June 30,
	2019	2018	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, as reported	$15,232	$27,700	(45)%

Sales Volume (M Tons)	407	366	11%
Average Net Sales Price, per ton (1)	$31.80	$66.66	(52)%
Operating Loss	$(3,670)	$(2,407)	(52)%

(1) Net of freight per ton.

Revenue from our Oil and Gas Proppants segment declined 45% to approximately $15.2 million during the three months ended June 30, 2019. The decline in Revenue was due to lower gross sales prices, which adversely affected Revenue by approximately $15.6 million This was partially offset by an increase in Sales Volume that increased Revenue by approximately $3.1 million.

Operating Loss for the quarter increased 52% to approximately $3.7 million. The increase in Operating Loss was primarily due to the decline in gross sales prices which increased Operating Loss by approximately $15.6 million, partially offset by lower operating costs which decreased Operating Loss by approximately $14.3 million. The lower operating costs were primarily related to decreases in contract mining, depreciation and depletion, and freight costs of approximately $3.8 million, $4.6 million, and $1.6 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Net Cash Provided by Operating Activities	$50,698	$81,909
Investing Activities:
Additions to Property, Plant, and Equipment	(21,813)	(53,073)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281
Net Cash Used in Investing Activities	(21,813)	(50,792)
Financing Activities:
Increase (Decrease) in Credit Facility	185,000	30,000
Dividends Paid to Stockholders	(4,499)	(4,790)
Purchase and Retirement of Common Stock	(198,355)	(52,344)
Proceeds from Stock Option Exercises	396	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(866)	(956)
Net Cash Provided by (Used in) Financing Activities	(18,324)	(26,098)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$10,561	$5,019

Cash flows from operating activities decreased by $31.2 million to $50.7 million during the three months ended June 30, 2019. This decrease was primarily attributable to lower earnings and dividends from our Joint Venture, which reduced cash flows by approximately $25.0 million and $6.5 million, respectively. The impact on cash flows from changes in working capital and non-cash activity were relatively flat.

Working capital increased by $25.3 million to $273.6 million at June 30, 2019, primarily due to the increased Cash and Accounts Receivable of approximately $7.6 million and $45.6 million respectively, and decreased Accrued Liabilities of approximately $5.3 million. This was partially offset by increased Accounts Payable and Operating Lease Liabilities of approximately $3.0 million and $12.0 million, respectively, and decreased Inventory and Income Tax Receivables of approximately $11.6 million and $5.5 million, respectively. The increase in Accounts and Notes Receivable was due primarily to higher Revenue during the quarter. The reduction in Inventory is due to increased Revenue and lower production resulting from scheduled outages at our cement plants. The increase in Operating Lease Liabilities was due to the adoption of the new accounting standards requiring the recognition of right of use assets and liabilities related to leases on the balance sheet. The decrease in Accrued Liabilities and decrease in Income Tax Receivables were both due primarily to timing.

The increase in Accounts and Notes Receivable at June 30, 2019, was primarily related to higher Revenue during the three months ended June 30, 2019 as compared with the three months ended March 31, 2019. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 47% at June 30, 2019 and 45% at March 31, 2019. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2019. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at June 30, 2019.

Our Inventory balance at June 30, 2019 declined by approximately $11.6 million from our balance at March 31, 2019. Within Inventory, raw materials and materials-in-progress and repair parts decreased approximately $6.6 million and $3.0 million, respectively. The decline in raw materials and materials-in-progress and repair parts was due primarily to the maintenance outages at all of our cement plants during the quarter. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2019 was approximately $21.8 million, compared with $50.8 million in fiscal 2019, a decrease of approximately $29.0 million. The decrease was primarily related to reduced capital spending in our Cement and Oil and Gas Proppants businesses of approximately $9.1 million and $27.6 million, respectively, partially offset by increased capital spending of approximately $7.5 million in our Recycled Paperboard segment.  The decrease in capital spending in our Oil and Gas Proppants segment was due to the completion of build-out of our Utica, Illinois facility, which was completed in June 2018. The increase in capital spending in our Recycled Paperboard segment was related to upgrading our paper machine, which is expected to improve efficiency. We anticipate spending approximately $45 million more on this project before its expected completion in the spring of 2020.

Net Cash Used in Financing Activities was approximately $18.3 million during the three months ended June 30, 2019, compared with $26.1 million in fiscal 2019. The $7.8 million decrease in Net Cash Used in Financing Activities was primarily due to the $155.0 million increase in net borrowings, partially offset by a $146.1 million increase in the repurchase and retirement of common stock.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 45.4% and 44.8%, respectively, at June 30, 2019, compared with 36.4% and 36.1%, respectively, at March 31, 2019.

Debt Financing Activities

BANK CREDIT FACILITY

We have a revolving credit facility (the Credit Facility) that terminates on August 2, 2021. During May 2019, we exercised our option to expand the Credit Facility and increased the borrowing capacity from $500.0 million to $750.0 million. The Credit Facility also includes a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. Borrowings under the Credit Facility are guaranteed by substantially all of the Company’s subsidiaries. The debt under the Credit Facility is not rated by ratings agencies.

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) The London Interbank Offered Rate (LIBOR) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based upon the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio), or (ii) an alternative base rate, which is the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest payments are due quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest payments are due at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less, and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at June 30, 2019. We had $495.0 million of borrowings outstanding at June 30, 2019. Based on our Leverage Ratio, we had $248.1 million of available borrowings, net of the outstanding letters of credit, at June 30, 2019.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At June 30, 2019, we had $6.9 million of outstanding letters of credit.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally, and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (R) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

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

At June 30, 2019, the amount outstanding for the remaining tranche is as follows:

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

The 2007 Note Purchase Agreement requires us to maintain a Consolidated Debt to Consolidated EBITDA (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, depletion, amortization, certain transaction-related deductions, and other non-cash charges) ratio of 3.50:1.00 or less, and to maintain an interest coverage ratio (Consolidated EBITDA to Consolidated Interest Expense [calculated as consolidated EBITDA, as defined above, to consolidated interest expense]) of at least 2.50:1.00. In addition, the 2007 Note Purchase Agreement requires the Company to ensure that at all times either (i) Consolidated Total Assets equal at least 80% of the consolidated total assets of the Company and its subsidiaries, determined in accordance with GAAP, or (ii) Consolidated Total Revenue of the Company and its restricted subsidiaries for the period of four consecutive fiscal quarters most recently ended equals at least 80% of the consolidated total revenue of the Company and its subsidiaries during such period. We were in compliance with all financial ratios and tests at June 30, 2019.

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

We have approximately $67.9 million of lease liabilities at June 30, 2019 that have an average remaining life of approximately 8.8 years. We do not have any off-balance sheet debt, or any outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At June 30, 2019, we had $6.9 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $26.2 million in performance bonds relating primarily to our mining operations.

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

Dividends

Dividends paid were $4.5 million and $4.8 million, respectively, for the three months ended June 30, 2019 and 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2019	364,200	$87.47	364,200
May 1 through May 31, 2019	965,880	89.28	965,880
June 1 through June 30, 2019	909,793	88.22	909,793
Quarter 1 Totals	2,239,873	$88.56	2,239,873	8,639,885

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. After this authorization, our Board of Directors has approved the repurchase in the open market of a cumulative total of 48.4 million shares of our Common Stock since we became publicly held in April 1994. We have repurchased approximately 39.8 million shares from April 1994 through June 30, 2019.

Subsequent to June 30, 2019, we repurchased an additional 881,000 shares through July 26, 2019, at an average price per share of $87.26. Including the share repurchases made subsequent to June 30, 2019, we have authorization to repurchase an additional 7,758,885 shares.

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

During the three months ended June 30, 2019, the Company withheld from employees 36,278 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table compares capital expenditures:

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Land and Quarries	$206	$232
Plants	23,885	39,749
Buildings, Machinery, and Equipment	1,397	13,092
Total Capital Expenditures	$25,488	$53,073

Capital expenditures for fiscal 2020 are expected to range from $140.0 million to $155.0 million and to be allocated across the Heavy and Light Materials sectors. Identified projects include a $70.0 million investment to expand and enhance our papermill, which has been sold out for several years. This project will enable the facility to increase line speeds which in turn increases output, and to replace the high-cost raw materials with a low-cost, more sustainable alternative. We expect the project to be completed by late spring 2020 and to increase our paper capacity by approximately 70,000 tons.

The capital expenditures for the three months ended June 30, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows as it includes $3.7 million of capital expenditures that were accrued at June 30, 2019 and therefore are not included in the cash flows statement. See Footnote (B) of the Unaudited Consolidated Financial Statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time to time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. As of June 30, 2019, we have a $750.0 million Credit Facility, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $495.0 million of borrowings outstanding at June 30, 2019 would increase interest expense by approximately $5.0 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

The proposed separation of our Heavy Materials and Light Materials businesses into two independent, publicly traded corporations is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.

On May 30, 2019, we announced our plan to separate our Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to our shareholders. The separation, which is expected to be completed in the first half of calendar 2020, is subject to final approval of our Board of Directors. In addition, unanticipated developments, including possible delays in obtaining the necessary tax opinion, regulatory approvals or clearances and uncertainty of the financial markets, could delay or prevent the completion of the proposed separation or cause the proposed separation to occur on terms or conditions that are different from those currently expected. As a result, we cannot assure that we will be able to complete the proposed separation on the terms or the timeline that we announced, if at all.

The proposed separation of our Heavy Materials and Light Materials businesses may not achieve some or all of the anticipated benefits.

Executing the proposed separation will require us to incur costs, as well as time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations, and result in the loss of business opportunities, which could adversely affect our business, financial condition, and results of operations. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our businesses.

Even if the proposed separation is completed, we may not realize some or all of the anticipated benefits from the separation and the separation may in fact adversely affect our business. As independent, publicly traded companies, both companies will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions and competitive pressures, which could materially and adversely affect their respective businesses, financial condition and results of operations. There can be no assurance that the combined value of the common stock of the two publicly traded companies following the completion of the proposed separation will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

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

Item 6. Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2019 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the Commission) on May 17, 2019 and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Special Situation Program for Fiscal Year 2020 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 17, 2019 and incorporated herein by reference. (1)

10.3

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019, and incorporated herein by reference). (1)

10.4

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019, and incorporated herein by reference). (1)

10.5

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Robert S. Stewart (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019, and incorporated herein by reference). (1)

10.6

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and James H. Graass (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019, and incorporated herein by reference). (1)

10.7

Advisory Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and David B. Powers (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on June 25, 2019, and incorporated herein by reference). (1)

10.8*	Form of Management Non-Qualified Option Agreement (Performance). (1)
10.9*	Form of Management Non-Qualified Option Agreement (Time Vest). (1)
10.10*	Form of Management Restricted Stock Agreement (Performance). (1)
10.11*	Form of Management Restricted Stock Agreement (Time Vest). (1)
10.12*	Eagle Materials Inc. Employee Severance Plan and Summary Plan Description. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 31, 2019	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 31, 2019	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 31, 2019	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)