Form 10-Q
period 2019-09-30
EAGLE MATERIALS INC
filed 2019-10-31
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of October 26, 2019, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	41,631,496

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except share and per share data)
Revenue	$414,526	$381,499	$785,123	$775,255
Cost of Goods Sold	310,020	283,568	605,288	585,690
Gross Profit	104,506	97,931	179,835	189,565
Equity in Earnings of Unconsolidated Joint Venture	12,357	10,173	21,789	19,424
Corporate General and Administrative Expense	(13,458)	(9,922)	(34,712)	(17,925)
Litigation Settlements and Losses	—	—	—	(1,800)
Other Non-Operating Income	942	428	1,142	999
Interest Expense, Net	(10,137)	(6,817)	(18,983)	(13,449)
Earnings before Income Taxes	94,210	91,793	149,071	176,814
Income Taxes	(22,417)	(19,190)	(35,974)	(37,872)
Net Earnings	71,793	72,603	113,097	138,942
EARNINGS PER SHARE
Basic	$1.73	$1.54	$2.65	$2.93
Diluted	$1.72	$1.53	$2.63	$2.90
AVERAGE SHARES OUTSTANDING
Basic	41,572,127	47,219,532	42,714,896	47,453,655
Diluted	41,833,775	47,563,818	42,985,715	47,853,472
CASH DIVIDENDS PER SHARE	$0.10	$0.10	$0.20	$0.20

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net Earnings	$71,793	$72,603	$113,097	$138,942
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	43	73	88	146
Tax expense	(10)	(17)	(20)	(34)
Comprehensive Earnings	$71,826	$72,659	$113,165	$139,054

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2019	2019
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$53,684	$8,601
Accounts and Notes Receivable, net	182,689	128,722
Inventories	241,599	275,194
Income Tax Receivable	—	5,480
Prepaid and Other Assets	9,083	9,624
Total Current Assets	487,055	427,621
Property, Plant, and Equipment, net	1,456,059	1,426,939
Notes Receivable	6,436	2,898
Investment in Joint Venture	71,662	64,873
Operating Lease Right of Use Assets	63,526	—
Goodwill and Intangible Assets, net	230,770	229,115
Other Assets	10,703	17,717
	$2,326,211	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$77,656	$80,884
Accrued Liabilities	66,373	61,949
Income Taxes Payable	2,931	—
Operating Lease Liabilities	11,315	—
Current Portion of Long-term Debt	36,500	36,500
Total Current Liabilities	194,775	179,333
Long-term Debt	930,426	655,092
Noncurrent Operating Lease Liabilities	56,586	—
Other Long-term Liabilities	35,371	34,492
Deferred Income Taxes	98,298	90,759
Total Liabilities	1,315,456	959,676
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 41,625,996 and 45,117,393 Shares, respectively	416	451
Capital in Excess of Par Value	2,990	—
Accumulated Other Comprehensive Losses	(3,248)	(3,316)
Retained Earnings	1,010,597	1,212,352
Total Stockholders’ Equity	1,010,755	1,209,487
	$2,326,211	$2,169,163

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,
	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$113,097	$138,942
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion, and Amortization	56,333	62,176
Deferred Income Tax Provision	7,520	10,851
Stock Compensation Expense	12,137	7,559
Equity in Earnings of Unconsolidated Joint Venture	(21,789)	(19,424)
Distributions from Joint Venture	15,000	19,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(51,242)	(35,894)
Inventories	35,562	19,290
Accounts Payable and Accrued Liabilities	423	(24,399)
Other Assets	9,244	(3,551)
Income Taxes Payable (Receivable)	8,411	(174)
Net Cash Provided by Operating Activities	184,696	174,876
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(60,007)	(93,444)
Acquisition Spending	(30,872)	—
Proceeds from Sale of Property, Plant, and Equipment	—	2,281
Net Cash Used in Investing Activities	(90,879)	(91,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	275,000	10,000
Dividends Paid to Stockholders	(8,815)	(9,582)
Purchase and Retirement of Common Stock	(313,887)	(122,404)
Proceeds from Stock Option Exercises	1,767	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,799)	(1,785)
Net Cash Used in Financing Activities	(48,734)	(121,779)
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,083	(38,066)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,601	48,068
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,684	$10,002

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	66,339	—	66,339
Stock Option Exercises and Restricted Share Vesting	—	1,992	—	—	1,992
Purchase and Retirement of Common Stock	(5)	(52,339)	—	—	(52,344)
Dividends to Stockholders	—	—	(4,791)	—	(4,791)
Stock Compensation Expense	1	3,492	—	—	3,493
Shares Redeemed to Settle Employee Taxes	—	(956)	—	—	(956)
Unfunded Pension Liability, net of tax	—	—	—	56	56
Balance at June 30, 2018	$479	$74,568	$1,360,388	$(3,956)	$1,431,479
Net Earnings	—	—	72,603	—	72,603
Stock Option Exercises and Restricted Share Vesting	—	—	—	—	—
Purchase and Retirement of Common Stock	(7)	(70,053)	—	—	(70,060)
Dividends to Stockholders	—	—	(4,712)	—	(4,712)
Stock Compensation Expense	—	4,066	—	—	4,066
Shares Redeemed to Settle Employee Taxes	—	(829)	—	—	(829)
Unfunded Pension Liability, net of tax	—	—	—	56	56
Balance at September 30, 2018	$472	$7,752	$1,428,279	$(3,900)	$1,432,603

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	41,304	—	41,304
Stock Option Exercises and Restricted Share Vesting	—	396	—	—	396
Purchase and Retirement of Common Stock	(23)	(7,748)	(190,584)	—	(198,355)
Dividends to Stockholders	—	—	(4,316)	—	(4,316)
Stock Compensation Expense	1	8,218	—	—	8,219
Shares Redeemed to Settle Employee Taxes	—	(866)	—	—	(866)
Cumulative Effect of Change in Accounting for Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at June 30, 2019	$429	$—	$1,058,120	$(3,283)	$1,055,266
Net Earnings	—	—	71,793	—	71,793
Stock Option Exercises and Restricted Share Vesting	—	1,371	—	—	1,371
Purchase and Retirement of Common Stock	(13)	(366)	(115,153)	—	(115,532)
Dividends to Stockholders	—	—	(4,163)	—	(4,163)
Stock Compensation Expense	—	3,918	—	—	3,918
Shares Redeemed to Settle Employee Taxes	—	(1,933)	—	—	(1,933)
Unfunded Pension Liability, net of tax	—	—	—	35	35
Balance at September 30, 2019	$416	$2,990	$1,010,597	$(3,248)	$1,010,755

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended September 30, 2019 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted the standard on April 1, 2019 using the modified retrospective approach. We also elected the package of practical expedients permitted under the transition guidance which, among other things, allowed us to maintain the historic lease classification for leases in effect at the date of adoption, and to not separate lease components from nonlease components for all leases in effect at the date of adoption. Upon adoption, we recorded a right of use asset of approximately $66.7 million, and operating lease liabilities of approximately $71.1 million. We do not expect the adoption of this standard to materially affect our consolidated statement of earnings or consolidated statement of cash flows. See Footnote (I) for more information.

PENDING ADOPTION

In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including accounts and notes receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. This guidance becomes effective for us on April 1, 2020, with early adoption permitted. We are currently assessing the impact of the new standard on our consolidated financial statements and disclosures.

(B) ACQUISITION

On August 2, 2019, we acquired the assets of a readymix and aggregates business (the Acquisition). The purchase price (Purchase Price) of the Acquisition was approximately $30.9 million, subject to adjustments for working capital and other customary post-closing adjustments. The purchase price allocation has not yet been finalized due to the recent timing of the Acquisition, the status of the valuation of property, plant, and equipment, and the determination of the final working capital adjustment. The Purchase Price and expenses incurred in connection with the Acquisition were funded through operating cash flows and borrowings under our bank credit facility. Assets related to the Acquisition are included in the Concrete and Aggregates business in our segment reporting.

(C) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Six Months Ended September 30,
	2019	2018
	(dollars in thousands)
Cash Payments:
Interest	$18,196	$13,855
Income Taxes	19,643	27,390
Operating Cash Flows used for Operating Leases	7,861	—

Non Cash Financing Activities:
Property and Equipment Purchases Included in Accrued Liabilities	$2,868	$—

(D) REVENUE

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

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or transload location. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based but are subject to certain contractual adjustments. Historically, the pricing and volume requirements under certain of these contracts have been renegotiated during volatile market conditions. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until an agreement is reached with the customer and not subject to the risk of reversal. During the quarter ended September 30, 2019, we recognized $1.6 million of revenue related to shortfall provisions in our contracts.

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

See Footnote (O) to the Unaudited Consolidated Financial Statements for disaggregation of revenue by segment.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $12.3 million and $9.9 million at September 30, 2019 and March 31, 2019, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $7.5 million at September 30, 2019, of which approximately $1.1 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes currently bear interest, on average, at 4.75%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(F) STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2019, we repurchased 3,574,109 shares at an average price of $87.82. At September 30, 2019, we have authorization to purchase an additional 7,305,649 shares.

(G) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value, and consist of the following:

	September 30,	March 31,
	2019	2019
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$101,904	$125,828
Finished Cement	22,062	27,826
Aggregates	7,228	7,351
Gypsum Wallboard	5,587	7,124
Paperboard	11,364	15,660
Frac Sand	2,913	2,557
Repair Parts and Supplies	80,712	80,676
Fuel and Coal	9,829	8,172
	$241,599	$275,194

During the six months ended September 30, 2019, we wrote down approximately $2.0 million of raw materials and materials in process and $0.1 million of frac sand. These inventories related to our Oil and Gas Proppants segment.

(H) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31,
	2019	2019
	(dollars in thousands)
Payroll and Incentive Compensation	$21,038	$26,225
Benefits	14,253	12,673
Interest	3,852	3,852
Property Taxes	8,240	5,058
Power and Fuel	1,502	1,644
Litigation Settlements	—	1,900
Sales and Use Tax	2,033	2,167
Legal and Professional	6,522	—
Other	8,933	8,430
	$66,373	$61,949

(I) LEASES

We lease certain real estate, buildings, and equipment, including rail cars. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to twenty years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than twelve months, which are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended September 30, 2019	For the Six Months Ended September 30, 2019
	(dollars in thousands)
Operating Lease Cost	$3,962	$7,909
Short-term Lease Cost	498	1,082
Total Lease Cost	$4,460	$8,991

The Right of Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

For the Six Months Ended September 30, 2019
(dollars in thousands)
Operating Leases:
Operating Lease Right of Use Assets	$63,526

Current Operating Lease Liabilities	$11,315
Noncurrent Operating Lease Liabilities	56,586
Total Operating Lease Liabilities	$67,901

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2020 (remaining six months)	$7,103
2021	12,108
2022	10,618
2023	10,131
2024	8,585
Thereafter	33,579
Total Lease Payments	$82,124
Less: Imputed Interest	(14,223)
Present Value of Lease Liabilities	$67,901

Weighted Average Remaining Lease Term (in years)	8.8
Weighted Average Discount Rate	3.75%

As disclosed in our March 31, 2019 Form 10-K, future minimum lease payments were as follows (dollars in thousands):

Fiscal Year	Amount
2020	$14,613
2021	11,487
2022	9,979
2023	9,784
2024	8,347
Thereafter	24,793
Total Lease Payments	$79,003

(J) Share-BASED EMPLOYEE COMPENSATION

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

Stock option expense for all outstanding stock option awards totaled approximately $1.2 million and $2.3 million for the three and six months ended September 30, 2019, respectively, and $1.0 million and $2.0 million for the three and six months ended September 30, 2018, respectively. At September 30, 2019, there was approximately $9.6 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.7 years.

The following table represents stock option activity for the six months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	1,042,925	$76.88
Granted	184,892	$91.58
Exercised	(37,494)	$84.91
Cancelled	(7,883)	$106.24
Outstanding Options at End of Year	1,182,440	$79.94
Options Exercisable at End of Year	776,586	$73.31
Weighted Average Fair Value of Options Granted During the Year		$27.37

The following table summarizes information about stock options outstanding at September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	1.85	$23.27	65,912	$23.27
$33.43 - $37.34	57,728	2.71	$34.03	57,728	$34.03
$53.22 - $77.67	292,595	5.77	$71.51	228,423	$71.35
$79.73 - $106.24	766,205	7.25	$91.49	424,523	$87.47
	1,182,440	6.36	$79.94	776,586	$73.31

At September 30, 2019, the aggregate intrinsic value for both of the outstanding and exercisable options was approximately $15.4 million. The total intrinsic value of options exercised during the six months ended September 30, 2019 was approximately $1.4 million.

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

In August 2019, we granted 24,589 shares of restricted stock to members of the Board of Directors (the Board of Directors Fiscal 2020 Restricted Stock Award), which vest six months after the grant date. The Board of Directors Fiscal 2020 Restricted Stock Award was valued at the closing price of the stock at the date of the grant and is being expensed over a six-month period.

The fair value of restricted stock is based on the stock price at the date of grant. The following table summarizes the activity for nonvested restricted shares during the six months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Beginning of Year	300,115	$78.94
Granted	118,292	$90.08
Vested	(78,307)	$97.88
Forfeited	(15,940)	$106.24
Nonvested Restricted Stock at End of Year	324,160

Expense related to restricted shares was approximately $2.7 million and $9.8 million for the three and six months ended September 30, 2019, respectively, and $3.1 million and $5.5 million for the three and six months ended September 30, 2018, respectively. At September 30, 2019, there was approximately $18.4 million of unearned compensation from restricted stock, which will be recognized over a weighted average period of 2.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,756,577 at September 30, 2019.

(K) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Weighted Average Shares of Common Stock Outstanding	41,572,127	47,219,532	42,714,896	47,453,655
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	649,394	785,848	700,024	807,861
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(509,571)	(588,900)	(550,609)	(580,350)
Restricted Stock Units	121,825	147,338	121,404	172,306
Weighted Average Common Stock and Dilutive Securities Outstanding	41,833,775	47,563,818	42,985,715	47,853,472
Shares Excluded Due to Anti-dilution Effects	448,354	181,412	388,058	163,450

(L) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$85	$100	$170	$200
Interest Cost of Projected Benefit Obligation	338	337	675	674
Expected Return on Plan Assets	(426)	(463)	(853)	(926)
Recognized Net Actuarial Loss	43	58	88	116
Amortization of Prior-Service Cost	—	15	—	30
Net Periodic Pension Cost	$40	$47	$80	$94

(M) INCOME TAXES

Income Taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2019 was approximately 24%, which was higher than the tax rate of 21% for the six months ended September 30, 2018. The effective tax rate is higher than the statutory tax rate due to State income taxes and limitation on the deduction of certain officer compensation.

(N) LONG-TERM DEBT

Long-term Debt consists of the following:

	September 30,	March 31,
	2019	2019
	(dollars in thousands)
Bank Credit Facility	$585,000	$310,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	36,500	36,500
Total Debt	971,500	696,500
Less: Current Portion of Long-term Debt	(36,500)	(36,500)
Less: Debt Origination Costs	(4,574)	(4,908)
Long-term Debt	$930,426	$655,092

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

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to either (i) the London Interbank Offered Rate (LIBOR) plus an agreed margin (ranging from 100 to 225 basis points), which is to be established quarterly based on the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio); or (ii) an alternative base rate which is the higher of (a) the prime rate or (b) the federal funds rate plus  1⁄2% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to nine months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at September 30, 2019. We had $585.0 million of borrowings outstanding at September 30, 2019. Based on our Leverage Ratio, we had $158.1 million of available borrowings, net of the outstanding letters of credit, at September 30, 2019.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2019, we had $6.9 million of outstanding letters of credit.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully, unconditionally, jointly, and severally guaranteed by each of our subsidiaries that are guarantors under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (S) for more information on the guarantors of the Senior Public Notes.

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

At September 30, 2019, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for the Series 2007A Senior Unsecured Notes is payable semi-annually April 2 and October 2 of each year until all principal is paid for the respective tranche. On October 2, 2019, we repaid all outstanding notes related to the Private Placement Unsecured Notes.

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

We operate seven modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility and 19 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Iowa, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 25 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

We operate five gypsum wallboard plants and a recycled paperboard mill. Gypsum wallboard and recycled paperboard are distributed throughout the continental U.S., with the exception of the Northeast.

Our Oil and Gas Proppants business owns two frac sand processing facilities, four frac sand drying facilities, and five frac sand trans-load locations. Frac sand is currently sold into shale deposits across the United States.

We account for intersegment sales at market prices. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture’s Revenue and Operating Earnings, consistent with the way management reports the segments within the Company for making operating decisions and assessing performance.

The following table sets forth certain financial information relating to our operations by segment. We do not allocate interest or taxes at the segment level; these costs are disclosed at the consolidated company level.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue -
Cement	$227,013	$193,161	$422,326	$379,949
Concrete and Aggregates	55,971	39,744	95,749	80,584
Gypsum Wallboard	128,660	129,609	255,384	272,024
Paperboard	41,847	41,277	84,547	86,410
Oil and Gas Proppants	13,957	23,466	29,189	51,166
	467,448	427,257	887,195	870,133
Less: Intersegment Revenue	(23,034)	(20,279)	(44,679)	(42,135)
Less: Joint Venture Revenue	(29,888)	(25,479)	(57,393)	(52,743)
	$414,526	$381,499	$785,123	$775,255

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Intersegment Revenue -
Cement	$6,703	$4,073	$10,956	$8,251
Concrete and Aggregates	407	501	784	832
Paperboard	15,924	15,705	32,939	33,052
	$23,034	$20,279	$44,679	$42,135
Cement Sales Volume (M tons) -
Wholly Owned	1,529	1,339	2,847	2,614
Joint Venture	249	218	481	454
	1,778	1,557	3,328	3,068

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Operating Earnings -
Cement	$66,526	$57,547	$102,647	$94,881
Concrete and Aggregates	7,255	4,100	11,689	9,584
Gypsum Wallboard	38,456	45,671	76,388	96,151
Paperboard	10,095	8,609	20,039	18,603
Oil and Gas Proppants	(5,469)	(7,823)	(9,139)	(10,230)
Sub-Total	116,863	108,104	201,624	208,989
Corporate General and Administrative Expense	(13,458)	(9,922)	(34,712)	(17,925)
Litigation Settlements and Losses	—	—	—	(1,800)
Other Non-Operating Income	942	428	1,142	999
Earnings Before Interest and Income Taxes	104,347	98,610	168,054	190,263
Interest Expense, net	(10,137)	(6,817)	(18,983)	(13,449)
Earnings Before Income Taxes	$94,210	$91,793	$149,071	$176,814
Cement Operating Earnings -
Wholly Owned	$54,169	$47,374	$80,858	$75,457
Joint Ventures	12,357	10,173	21,789	19,424
	$66,526	$57,547	$102,647	$94,881
Capital Expenditures -
Cement	$8,209	$14,220	$18,746	$33,833
Concrete and Aggregates	5,496	459	6,091	2,523
Gypsum Wallboard	6,443	4,124	8,374	6,479
Paperboard	17,239	5,345	29,599	6,410
Oil and Gas Proppants	—	14,917	65	42,866
Corporate and Other	—	1,306	—	1,333
	$37,387	$40,371	$62,875	$93,444
Depreciation, Depletion, and Amortization -
Cement	$13,868	$12,746	$28,086	$25,667
Concrete and Aggregates	2,754	2,052	4,945	4,105
Gypsum Wallboard	5,147	5,201	10,099	10,031
Paperboard	2,203	2,128	4,366	4,237
Oil and Gas Proppants	3,803	9,851	7,642	17,446
Corporate and Other	598	348	1,195	690
	$28,373	$32,326	$56,333	$62,176

	September 30,	March 31,
	2019	2019
	(dollars in thousands)
Identifiable Assets
Cement	$1,312,488	$1,289,468
Concrete and Aggregates	149,351	95,084
Gypsum Wallboard	368,088	372,206
Paperboard	159,457	138,614
Oil and Gas Proppants	258,739	236,357
Other, net	78,088	37,434
	$2,326,211	$2,169,163

The capital expenditures for the six months ended September 30, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows. It includes $2.9 million of capital expenditures that were accrued at September 30, 2019 and therefore is not included in the Statement of Cash Flows. See Footnote (C) for more information.

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

The segment breakdown of Goodwill is as follows:

	September 30,	March 31,
	2019	2019
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Concrete and Aggregates	1,639	—
	$200,009	$198,370

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$59,775	$51,859	$115,617	$107,510
Gross Margin	$26,191	$21,877	$46,056	$42,018
Earnings Before Income Taxes	$24,713	$20,345	$43,577	$38,849

	September 30,	March 31,
	2019	2019
	(dollars in thousands)
Current Assets	$80,794	$71,688
Non-Current Assets	$86,523	$81,007
Current Liabilities	$18,863	$19,309

(P) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest Income	(7)	$(110)	(11)	$(112)
Interest Expense	9,861	6,660	18,432	13,002
Other Expenses	283	267	562	559
Interest Expense, net	$10,137	$6,817	$18,983	$13,449

Interest Income includes interest on investments of excess cash. Components of Interest Expense include interest associated with the Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Credit Facility. Other Expenses include amortization of debt issuance costs and credit facility costs.

(Q) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2019, we had contingent liabilities under these outstanding letters of credit of approximately $6.9 million.

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

We are currently contingently liable for performance under $28.9 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(R) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes and Private Placement Senior Unsecured Notes at September 30, 2019 is as follows:

Fair Value
(dollars in thousands)
Series 2007A Tranche D	$36,508
4.500% Senior Unsecured Notes Due 2026	$365,032

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Restricted Cash, Accounts and Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2019 due to the short-term maturities of these assets and liabilities. The fair value of our Credit Facility also approximates its carrying value at September 30, 2019.

(S) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$414,526	$—	$414,526
Cost of Goods Sold	—	310,020	—	310,020
Gross Profit	—	104,506	—	104,506
Equity in Earnings of Unconsolidated Joint Venture	12,357	12,357	(12,357)	12,357
Equity in Earnings of Subsidiaries	79,981	—	(79,981)	—
Corporate General and Administrative Expenses	(12,958)	(500)	—	(13,458)
Other Non-Operating Income	(19)	961	—	942
Interest Expense, net	(10,124)	(13)	—	(10,137)
Earnings before Income Taxes	69,237	117,311	(92,338)	94,210
Income Taxes	2,556	(24,973)	—	(22,417)
Net Earnings	$71,793	$92,338	$(92,338)	$71,793
Net Earnings	$71,793	$92,338	$(92,338)	$71,793
Net Actuarial Change in Benefit Plans, net of tax	33	33	(33)	33
Comprehensive Earnings	$71,826	$92,371	$(92,371)	$71,826

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended September 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$381,499	$—	$381,499
Cost of Goods Sold	—	283,568	—	283,568
Gross Profit	—	97,931	—	97,931
Equity in Earnings of Unconsolidated Joint Venture	10,173	10,173	(10,173)	10,173
Equity in Earnings of Subsidiaries	75,030	—	(75,030)	—
Corporate General and Administrative Expenses	(9,090)	(832)	—	(9,922)
Other Non-Operating Income	(126)	554	—	428
Interest Expense, net	(6,806)	(11)	—	(6,817)
Earnings before Income Taxes	69,181	107,815	(85,203)	91,793
Income Taxes	3,421	(22,611)	—	(19,190)
Net Earnings	$72,602	$85,204	$(85,203)	$72,603
Net Earnings	$72,603	$85,204	$(85,203)	72,603
Net Actuarial Change in Benefit Plans, net of tax	56	56	(56)	56
Comprehensive Earnings	$72,659	$85,260	$(85,259)	$72,659

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$785,123	$—	$785,123
Cost of Goods Sold	—	605,288	—	605,288
Gross Profit	—	179,835	—	179,835
Equity in Earnings of Unconsolidated Joint Venture	21,789	21,789	(21,789)	21,789
Equity in Earnings of Subsidiaries	135,723	—	(135,723)	—
Corporate General and Administrative Expenses	(33,926)	(786)	—	(34,712)
Other Non-Operating Income	407	735	—	1,142
Interest Expense, net	(18,958)	(25)	—	(18,983)
Earnings before Income Taxes	105,035	201,548	(157,512)	149,071
Income Taxes	8,062	(44,036)	—	(35,974)
Net Earnings	$113,097	$157,512	$(157,512)	$113,097
Net Earnings	$113,097	$157,512	$(157,512)	$113,097
Net Actuarial Change in Benefit Plans, net of tax	68	68	(68)	68
Comprehensive Earnings	$113,165	$157,580	$(157,580)	$113,165

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Six Months Ended September 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$775,255	$—	$775,255
Cost of Goods Sold	—	585,690	—	585,690
Gross Profit	—	189,565	—	189,565
Equity in Earnings of Unconsolidated Joint Venture	19,424	19,424	(19,424)	19,424
Equity in Earnings of Subsidiaries	142,288	—	(142,288)	—
Corporate General and Administrative Expenses	(15,819)	(2,106)	—	(17,925)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(219)	1,218	—	999
Interest Expense, net	(13,424)	(25)	—	(13,449)
Earnings before Income Taxes	132,250	206,276	(161,712)	176,814
Income Taxes	6,692	(44,564)	—	(37,872)
Net Earnings	$138,942	$161,712	$(161,712)	$138,942
Net Earnings	$138,942	$161,712	$(161,712)	138,942
Net Actuarial Change in Benefit Plans, net of tax	112	112	(112)	112
Comprehensive Earnings	$139,054	$161,824	$(161,824)	$139,054

Condensed Consolidating Balance Sheet At September 30, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$51,629	$2,055	$—	$53,684
Accounts and Notes Receivable	406	182,283	—	182,689
Inventories	—	241,599	—	241,599
Prepaid and Other Current Assets	1,230	7,853	—	9,083
Total Current Assets	53,265	433,790	—	487,055
Property, Plant, and Equipment, net	7,175	1,448,884	—	1,456,059
Notes Receivable	—	6,436	—	6,436
Investment in Joint Venture	70	71,592	—	71,662
Investments in Subsidiaries and Receivables from Affiliates	2,104,394	147,051	(2,251,445)	—
Operating Lease Right of Use Assets	10,233	53,293	—	63,526
Goodwill and Intangible Assets, net	—	230,770	—	230,770
Other Assets	4,423	6,280	—	10,703
	$2,179,560	$2,398,096	$(2,251,445)	$2,326,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,707	$70,949	$—	$77,656
Accrued Liabilities	24,194	42,179	—	66,373
Income Taxes Payable	2,931	—	—	2,931
Operating Lease Liabilities	1,145	10,170	—	11,315
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	71,477	123,298	—	194,775
Long-term Debt	930,426	—	—	930,426
Noncurrent Lease Liabilities	12,824	43,762	—	56,586
Other Long-term Liabilities	—	35,371	—	35,371
Payables to Affiliates	147,051	6,009,179	(6,156,230)	—
Deferred Income Taxes	7,027	91,271	—	98,298
Total Liabilities	1,168,805	6,302,881	(6,156,230)	1,315,456
Total Stockholders’ Equity	1,010,755	(3,904,785)	3,904,785	1,010,755
	$2,179,560	$2,398,096	$(2,251,445)	$2,326,211

Condensed Consolidating Balance Sheet At March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,779	$2,822	$—	$8,601
Accounts and Notes Receivable	437	128,285	—	128,722
Inventories	—	275,194	—	275,194
Income Tax Receivables	5,480	—	—	5,480
Prepaid and Other Current Assets	1,472	8,152	—	9,624
Total Current Assets	13,168	414,453	—	427,621
Property, Plant, and Equipment, net	7,756	1,419,183	—	1,426,939
Notes Receivable	—	2,898	—	2,898
Investment in Joint Venture	70	64,803	—	64,873
Investments in Subsidiaries and Receivables from Affiliates	2,322,334	406,726	(2,729,060)	—
Goodwill and Intangible Assets, net	—	229,115	—	229,115
Other Assets	4,571	13,146	—	17,717
	$2,347,899	$2,550,324	$(2,729,060)	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,520	$75,364	$—	$80,884
Accrued Liabilities	22,470	39,479	—	61,949
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	64,490	114,843	—	179,333
Long-term Debt	655,092	—	—	655,092
Other Long-term Liabilities	3,303	31,189	—	34,492
Payables to Affiliates	406,726	5,730,093	(6,136,819)	—
Deferred Income Taxes	8,801	81,958	—	90,759
Total Liabilities	1,138,412	5,958,083	(6,136,819)	959,676
Total Stockholders’ Equity	1,209,487	(3,407,759)	3,407,759	1,209,487
	$2,347,899	$2,550,324	$(2,729,060)	$2,169,163

Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(21,193)	$205,889	$—	$184,696
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	—	(60,007)	—	(60,007)
Acquisition Spending	—	(30,872)	—	(30,872)
Net Cash Used in Investing Activities	—	(90,879)	—	(90,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	275,000	—	—	275,000
Dividends Paid to Stockholders	(8,815)	—	—	(8,815)
Purchase and Retirement of Common Stock	(313,887)	—	—	(313,887)
Proceeds from Stock Option Exercises	1,767	—	—	1,767
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,799)	—	—	(2,799)
Intra-entity Activity, net	115,777	(115,777)	—	—
Net Cash Provided by (Used in) Financing Activities	67,043	(115,777)	—	(48,734)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	45,850	(767)	—	45,083
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,779	2,822	—	8,601
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$51,629	$2,055	$—	$53,684

Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(69,161)	$244,037	$—	$174,876
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant, and Equipment Additions	(1,133)	(92,311)	—	(93,444)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281		2,281
Net Cash Used in Investing Activities	(1,133)	(90,030)	—	(91,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	10,000	—	—	10,000
Dividends Paid to Stockholders	(9,582)	—	—	(9,582)
Purchase and Retirement of Common Stock	(122,404)	—	—	(122,404)
Proceeds from Stock Option Exercises	1,992	—	—	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,785)	—	—	(1,785)
Intra-entity Activity, net	155,120	(155,120)	—	—
Net Cash Provided by (Used in) Financing Activities	33,341	(155,120)	—	(121,779)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(36,953)	(1,113)	—	(38,066)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,584	$2,418	$—	$10,002

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas extraction. Financial results and other information for the three and six months ended September 30, 2019 and 2018, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

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

On August 2, 2019, we acquired the assets of a readymix and aggregates business (the Acquisition). The purchase price (Purchase Price) of the Acquisition was approximately $30.9 million, subject to adjustments for working capital and other customary post-closing adjustments. The purchase price allocation has not yet been finalized due to the recent timing of the Acquisition, the status of the valuation of property, plant, and equipment and the determination of the final working capital adjustment. The Purchase Price and expenses incurred in connection with the Acquisition were funded through operating cash flows and borrowings under our bank credit facility. Assets related to the Acquisition are included in the Concrete and Aggregates business in our segment reporting.

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

MARKET CONDITIONS AND OUTLOOK

The outlook for the remainder of our fiscal year continues to be positive. Demand for our products is supported by several favorable market dynamics including ongoing growth in jobs, high consumer confidence and low interest rates. We believe these factors should positively affect both our Heavy Materials sector, which comprises the Cement, Concrete and Aggregates segments, and our Light Materials sector, comprising the Gypsum Wallboard and Recycled Paperboard segments.

Our integrated cement sales network stretches across the heartland of America. The Portland Cement Association is estimating cement consumption will increase in calendar 2019 over 2018 by approximately 2%. Although we experienced favorable weather during the summer and early fall, adverse weather during the fall and winter could negatively impact demand for cement and concrete and aggregates. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity.

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. We expect demand for the remainder of fiscal year 2020 to be similar to demand in the same prior year period. Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market and demand for paper will generally follow the demand for gypsum wallboard. The primary raw material used to produce paperboard business is OCC. We expect OCC prices in fiscal 2020 to be lower than they were in fiscal 2019. We anticipate that demand for recycled paper products will remain strong in for the remainder of fiscal 2020 based on projected housing starts and wallboard demand.

Sales volume and sales prices for our frac sand products continue to be negatively affected by industry wide weakness in completion activity, which was greater than anticipated. In addition, pricing pressure resulting from a combination of low demand and increased use of local sand during calendar 2018 has continued into calendar 2019. We are actively pursuing alternatives for our Oil and Gas Proppants segment. If this review results in an alternative use or disposition of operating facilities in this segment, further recoverability assessments will be required, which may result in future impairment charges.

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2019 Compared WITH 2018

	For the Three Months Ended September 30,
	2019	2018	Change
	(in thousands, except per share)
Revenue	$414,526	$381,499	9%
Cost of Goods Sold	(310,020)	(283,568)	9%
Gross Profit	104,506	97,931	7%
Equity in Earnings of Unconsolidated Joint Venture	12,357	10,173	21%
Corporate General and Administrative	(13,458)	(9,922)	36%
Other Non-Operating Income	942	428	120%
Interest Expense, net	(10,137)	(6,817)	49%
Earnings Before Income Taxes	94,210	91,793	3%
Income Tax Expense	(22,417)	(19,190)	17%
Net Earnings	$71,793	$72,603	(1)%
Diluted Earnings per Share	$1.72	$1.53	12%

REVENUE

Revenue increased by $33.0 million, or 9%, to $414.5 million for the three months ended September 30, 2019. Approximately $8.5 million of the increase was due to the Acquisition. The remaining increase in Revenue was due to higher sales volumes, which added $41.7 million to Revenue, partially offset by decreased gross sales prices, which adversely affected Revenue by approximately $17.2 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $26.4 million, or 9%, to $310.0 million for the three months ended September 30, 2019. Approximately $7.2 million of the increase was due to the Acquisition. The remaining increase was primarily related to higher Sales Volume, which added $28.8 million to Cost of Goods Sold, partially offset by lower operating costs of approximately $9.6 million. The reduction in operating costs was primarily related to our Recycled Paperboard and Oil and Gas Proppants segments, which are discussed further in our analysis of operating results by segment.

GROSS PROFIT

Gross Profit increased 7% to $104.5 million during the three months ended September 30, 2019. The increase in Gross Profit was primarily due to higher Sales Volume and lower operating costs, partially offset by lower gross sales prices. The gross margin declined to 25% from 26%, primarily because of lower gross sales prices.

EQUITY IN EARNINGS OF JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $2.2 million, or 21%, for the three months ended September 30, 2019. The increase was primarily due to higher Sales Volume and lower operating costs, which increased earnings by approximately $1.8 million and $0.5 million respectively. This was partially offset by lower gross sales prices, which reduced operating earnings by approximately $0.1 million. The reduction in operating costs was primarily due to a $0.2 million decrease in both raw materials and energy costs.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $3.6 million for the three months ended September 30, 2019. The increase was due primarily to professional costs incurred in connection with our strategic portfolio review and legal expense, which contributed approximately $2.7 million and $0.4 million, respectively, to the increase.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $3.3 million, or 49% during the three months ended September 30, 2019. The increase in Interest Expense, net was due primarily to higher interest on borrowings under our Credit Facility. The increase in our Credit Facility was due to the repurchase of approximately 1.3 million shares of our common stock during the quarter. Interest expense related to our other long-term debt remained consistent compared with the second quarter of fiscal 2019.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $94.2 million during the three months ended September 30, 2019, primarily as a result of higher Gross Profit and Equity in Earnings of Joint Venture.  This was partially offset by increased Corporate General and Administrative and Interest expense.

INCOME TAX EXPENSE

Income Tax Expense for the three months ended September 30, 2019 increased to $22.4 million from $19.2 million for the three months ended September 30, 2018, and the effective tax rate increased to 24% from 21% in the prior-year period. The increase in the effective tax rate was primarily due to discrete income tax expense relating to the limitation on the deduction for certain officer compensation.

NET EARNINGS AND DILUTED EARNINGS PER SHARE

Net Earnings declined 1% to $71.8 million for the three months ended September 30, 2019. Diluted Earnings per Share increased 12% to $1.72 per share.

six MONTHS ENDED September 30, 2019 Compared WITH 2018

	For the Six Months Ended September 30,
	2019	2018	Change
	(in thousands, except per share)
Revenue	$785,123	$775,255	1%
Cost of Goods Sold	(605,288)	(585,690)	3%
Gross Profit	179,835	189,565	(5)%
Equity in Earnings of Unconsolidated Joint Venture	21,789	19,424	12%
Corporate General and Administrative	(34,712)	(17,925)	94%
Litigation Settlements and Losses	—	(1,800)	—
Other Non-Operating Income	1,142	999	14%
Interest Expense, net	(18,983)	(13,449)	41%
Earnings Before Income Taxes	149,071	176,814	(16)%
Income Tax Expense	(35,974)	(37,872)	(5)%
Net Earnings	$113,097	$138,942	(19)%
Diluted Earnings per Share	$2.63	$2.90	(9)%

REVENUE

Revenue increased by $9.8 million, or 1%, to $785.1 million for the six months ended September 30, 2019. Excluding the $8.5 million of Revenue from the Acquisition, Revenue increased $1.3 million. The higher Revenue was due to increased Sale Volume of $36.4 million, partially offset by lower gross sales prices of approximately $35.1 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $19.6 million, or 3%, to $605.3 million for the six months ended September 30, 2019. Approximately $7.2 million of the increase was due to the Acquisition. The remaining increase was primarily related to higher Sales Volume, which increased Cost of Goods Sold by approximately $28.3 million, partially offset by lower operating costs, which reduced Cost of Goods Sold by approximately $15.9 million. The reduction in operating costs was primarily related to our Recycled Paperboard and Oil and Gas Proppants segments, which are discussed further in our analysis of operating results by segment.

GROSS PROFIT

Gross Profit decreased 5% to $179.8 million during the six months ended September 30, 2019. The decline in Gross Profit was primarily due to lower gross sales prices, partially offset by higher Sales Volume and lower operating costs. The gross margin declined to 23% from 24%, primarily because of lower gross sales prices, partially offset by lower operating expenses.

EQUITY IN EARNINGS OF JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $2.4 million, or 12%, for the six months ended September 30, 2019. The increase was primarily due to higher Sales Volume, higher gross sales prices, and lower operating costs, which increased earnings by approximately $1.8 million, $0.2 and $0.4 million respectively. The reduction in operating costs was primarily due to lower raw materials, energy, and purchased cement costs, which declined by approximately $0.3 million, $0.4 million, and $0.3 million, respectively. These reductions were partially offset by increased freight costs of approximately $0.4 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $16.8 million for the six months ended September 30, 2019. The increase was due primarily to professional costs incurred in connection with our strategic portfolio review, legal expense, and the acceleration of stock compensation costs upon the retirement of our Chief Executive Officer during the first quarter of fiscal 2020, which contributed approximately $8.6 million,

$1.1 million, and $5.3 million, respectively, to the increase. The accelerated vesting of all earned but unvested shares of restricted stock held by our Chief Executive Officer was consistent with the terms of the Company’s incentive plan documents and was approved by the Board of Directors.

LITIGATION SETTLEMENTS AND LOSSES

Litigation Settlements and Losses relate to third-party property damage that occurred several years ago in our Recycled Paperboard business. This amount was paid during the three months ended June 30, 2019.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $5.6 million, or 41% during the six months ended September 30, 2019. The increase in Interest Expense, net was due primarily to higher interest on borrowings under our Credit Facility. The increase in our Credit Facility was due to the repurchase of approximately 3.6 million shares of our common stock during the six months ended September 30, 2019. Interest expense related to our other long-term debt remained consistent with the first quarter of fiscal 2019.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes declined to $149.1 million during the six months ended September 30, 2019, primarily as a result of lower Gross Profit and increased Corporate General and Administrative expense. This was partially offset by lower Litigation Settlements and Losses and higher Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense for the six months ended September 30, 2019 decreased to $36.0 million from $37.9 million for the six months ended September 30, 2018, and the effective tax rate increased to 24% from 21% in the prior-year period. The increase in effective tax rate was primarily due to discrete income tax expense relating to the limitation on the deduction for certain officer compensation and changes in valuation allowances.

NET EARNINGS AND DILUTED EARNINGS PER SHARE

Net Earnings declined 19% to $113.1 million for the six months ended September 30, 2019. Diluted Earnings per Share declined 9% to $2.63 per share.

THREE and six MONTHS ENDED september 30, 2019 COMPARED WITH 2018 BY SEGMENT

The following presents results within our three business sectors for the three and six months ended September 30, 2019 and 2018. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$227,013	$193,161	18%	$422,326	$379,949	11%
Less Intersegment Revenue	(6,703)	(4,073)	65%	(10,956)	(8,251)	33%
Less Joint Venture Revenue	(29,888)	(25,479)	17%	(57,393)	(52,743)	9%
Gross Revenue, as reported	$190,422	$163,609	16%	$353,977	$318,955	11%
Freight and Delivery Costs billed to Customers	(15,475)	(13,508)	15%	(28,371)	(26,135)	9%
Net Revenue	$174,947	$150,101	17%	$325,606	$292,820	11%

Sales Volume (M Tons)	1,778	1,557	14%	3,328	3,068	8%
Average Net Sales Price, per ton (2)	$109.35	$107.56	2%	$109.51	$108.12	1%
Operating Margin, per ton	$37.42	$36.96	1%	$30.84	$30.93	—
Operating Earnings	$66,526	$57,547	16%	$102,647	$94,881	8%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2019

Cement Revenue for the three months ended September 30, 2019 was $227.0 million, an 18% increase over the prior period. The increase was primarily due to higher Sales Volume and gross sales prices, which improved Cement Revenue by approximately $29.4 million and $4.4 million, respectively.

Cement Operating Earnings increased by 16% to $66.5 million for the three months ended September 30, 2019. The increase was due primarily to increased Sales Volume and gross sales prices, which positively affected Operating Earnings by approximately $8.2 million and $4.4 million, respectively. This was partially offset by increased operating costs of approximately $3.6 million. The increase in operating costs was due primarily to increased fixed costs and freight of approximately $1.9 million and $1.3 million, respectively. The operating margin fell to 29% from 30%, primarily because of increased operating costs, partially offset by the increase in gross sales prices.

Six months ended September 30, 2019

Cement Revenue was for the six months ended September 30, 2019 was $422.3 million, an 11% increase over the prior period. The increase was primarily due to higher Sales Volume and gross sales prices, which improved Cement Revenue by approximately $34.3 million and $8.1 million, respectively.

Cement Operating Earnings increased by 8% to $102.6 million for the six months ended September 30, 2019. The increase was due primarily to higher Sales Volume and gross sales prices, which increased Operating Earnings by approximately $7.9 million and $8.1 million, respectively. This was partially offset by increased operating costs of approximately $8.2 million. The increase in operating costs was due primarily to increased fixed costs and freight of approximately $5.1 million and $2.8 million, respectively. The operating margin fell to 24% from 25%, primarily because of increased operating costs, partially offset by the increase in gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, including intersegment	$55,971	$39,744	41%	$95,749	$80,584	19%
Less intersegment Revenue	(407)	(501)	(19)%	(784)	(832)	(6)%
Gross Revenue, as reported	$55,564	$39,243	42%	$94,965	$79,752	19%

Sales Volume -
M Cubic Yards of Concrete	428	290	48%	738	609	21%
M Tons of Aggregate	1,060	1,013	5%	1,859	1,869	(1)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$107.69	$103.72	4%	$105.94	$102.64	3%
Aggregates - Per Ton	$9.25	$9.38	(1)%	$9.42	$9.55	(1)%

Operating Earnings	$7,255	$4,100	77%	$11,689	$9,584	22%

Three months ended September 30, 2019

Concrete and Aggregates Revenue increased 41% to $56.0 million for the three months ended September 30, 2019. Revenue from the Acquisition contributed $8.5 million to the increase. The remaining increase in Revenue was due to the increase in Sales Volume and gross sale prices, primarily for Concrete, which increased Revenue by approximately $7.6 million and $0.2 million, respectively.

Operating Earnings increased 77% to approximately $7.3 million. Excluding Operating Earnings from the Acquisition, Operating Earnings increased approximately $1.9 million, or 44%. The increase was a result of increased Sales Volume and increased gross sales prices in our Concrete business, which increased Operating Earnings by approximately $0.8 million and $0.3 million, respectively. Additionally, lower operating costs positively affected Operating Earnings by $0.8 million. The decline in operating costs was primarily due to lower delivery cost of approximately $0.6 million.

Six months ended September 30, 2019

Concrete and Aggregates Revenue for the six months ended September 30, 2019 increased 19% to $95.7 million. Revenue from the Acquisition contributed $8.5 million to the increase. The remaining increase in Revenue was due to the increase in Sales Volume and gross sale prices, for Concrete, which increased Revenue by approximately $6.1 million and $1.0 million, respectively. This was offset by a decline in Sales Volume and gross sales prices for Aggregates of approximately $0.3 million and $0.2 million, respectively.

Operating Earnings increased 22% to approximately $11.7 million. Excluding Operating Earnings from the Acquisition, Operating Earnings increased approximately $0.8 million, or 8%. The increase was a result of increased Sales Volume and increased gross sales prices in our Concrete business, which increased Operating Earnings by approximately $0.6 million and $0.7 million, respectively. This increase was partially offset by increased operating costs of approximately $0.5 million. The increase in operating costs was primarily due to higher cost of materials of approximately $2.6 million, partially offset by lower rent and administrative costs of $0.8 million and $0.9 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except per MMSF information)			(in thousands, except per MMSF information)
Gross Revenue, as reported	$128,660	$129,609	(1)%	$255,384	$272,024	(6)%
Freight and Delivery Costs billed to Customers	(27,811)	(25,859)	8%	(54,911)	(54,244)	1%
Net Revenue	$100,849	$103,750	(3)%	$200,473	$217,780	(8)%

Sales Volume (MMSF)	681	629	8%	1,341	1,339	—
Average Net Sales Price, per MMSF (1)	$148.16	$165.01	(10)%	$149.53	$162.73	(8)%
Freight, per MMSF	$40.84	$41.11	(1)%	$40.95	$40.51	1%
Operating Margin, per MMSF	$56.47	$72.61	(22)%	$56.96	$71.81	(21)%
Operating Earnings	$38,456	$45,671	(16)%	$76,388	$96,151	(21)%

(1) Net of freight per MMSF.

Three months ended September 30, 2019

Gypsum Wallboard Revenue decreased 1% to $128.7 million for the three months ended September 30, 2019, primarily because of a decrease in gross sales prices. The decrease in gross sales prices negatively affected Revenue by approximately $11.6 million. This was partially offset by increased Sales Volume, which increased Revenue by approximately $10.7 million. Our market share was essentially unchanged over the last year.

Operating Earnings decreased 16% to $38.5 million, primarily due to the decline in gross sales prices, which negatively affected Operating Earnings by approximately $11.6 million. This was partially offset by increased Sales Volume and lower operating costs, which increased Operating Earnings by approximately $3.7 million and $0.7 million, respectively. The lower operating costs were primarily related to paper, which reduced operating costs by approximately $1.0 million. The Operating Margin declined to 30% for the three months ended September 30, 2019, primarily related to the lower gross sales prices, partially offset by lower operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Six months ended September 30, 2019

Gypsum Wallboard Revenue decreased 6% to $255.4 million for the six months ended September 30, 2019, primarily because of a decrease in gross sales prices. The decrease in gross sales prices negatively affected Revenue by approximately $17.0 million. This was partially offset by increased Sales Volume, which increased Revenue by approximately $0.4 million. Our market share was essentially unchanged over the last year.

Operating Earnings declined 21% to approximately $76.4 million. The decrease in gross sales prices and increase in operating expense negatively affected Operating Earnings by approximately $17.0 million and $2.9 million, respectively. This was partially offset by increased Sales Volume, which increased Operating Earnings by approximately $0.1 million. The increased operating costs were primarily related to freight, maintenance, and other raw materials, which increased operating costs by approximately $0.6 million, $2.6 million, and $0.6 million. These increases were partially offset by lower paper costs of approximately $1.4 million. The Operating Margin for the six months ended September 30, 2019 declined to 30% primarily due to the lower gross sales prices and higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including intersegment	$41,847	$41,277	1%	$84,547	$86,410	(2)%
Less intersegment Revenue	(15,924)	(15,705)	1%	(32,939)	(33,052)	—
Gross Revenue, as reported	$25,923	$25,572	1%	$51,608	$53,358	(3)%
Freight and Delivery Costs billed to Customers	(1,129)	(1,307)	(14)%	(2,334)	(2,625)	(11)%
Net Revenue	$24,794	$24,265	2%	$49,274	$50,733	(3)%

Sales Volume (M Tons)	86	79	9%	167	161	4%
Average Net Sales Price, per ton (1)	$475.98	$508.17	(6)%	$492.71	$520.36	(5)%
Freight, per ton	$13.13	$16.54	(21)%	$13.98	$16.30	(14)%
Operating Margin, per ton	$117.38	$108.97	8%	$119.99	$115.55	4%
Operating Earnings	$10,095	$8,609	17%	$20,039	$18,603	8%

(1) Net of freight per ton.

Three months ended September 30, 2019

Recycled Paperboard Revenue increased 1% to $41.8 million during the three months ended September 30, 2019. The increase in Revenue was due to higher Sales Volume, which positively affected Revenue by $3.6 million. This was offset by lower average gross sales prices, which decreased Revenue by $3.0 million. The decrease in gross sales prices was due to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 17% to $10.1 million, primarily due to higher Sales Volume and lower operating costs, which increased Operating Earnings by $0.7 million and $3.8 million, respectively. This was partially offset by the decline in gross sales prices, which adversely affected Operating Earnings by approximately $3.0 million. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $4.3 million, but was partially offset by higher maintenance costs of approximately $0.5 million. Operating Margin increased to 24% from 21%, primarily because of lower operating costs, partially offset by lower gross sales prices.

Six months ended September 30, 2019

Recycled Paperboard Revenue decreased 2% to $84.5 million for the six months ended September 30, 2019. The decrease in Revenue was due to lower gross sales prices, which adversely affected Revenue by $5.0 million. This was offset by higher Sales Volume, which increased Revenue by $3.1 million. The decrease in gross sales prices was due to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 8% to $20.0 million, primarily due to higher Sales Volume and lower operating costs, which increased Operating Earnings by $0.7 million and $5.7 million, respectively. This was partially offset by the decline in gross sales prices, which adversely affected Operating Earnings by approximately $5.0 million. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $6.0 million. Operating Margin increased to 24% from 22%, primarily because of lower operating costs, partially offset by lower gross sales prices.

OIL AND GAS PROPPANTS

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, as reported	$13,957	$23,466	(41)%	$29,189	$51,166	(43)%

Sales Volume (M Tons)	356	398	(11)%	763	764	—
Average Net Sales Price, per ton (1)	$28.48	$47.62	(40)%	$28.06	$56.65	(50)%
Operating Loss	$(5,469)	$(7,823)	(30)%	$(9,139)	$(10,230)	(11)%

(1) Net of freight per ton.

Three months ended September 30, 2019

Revenue from our Oil and Gas Proppants segment declined 41% to approximately $14.0 million during the three months ended September 30, 2019. The decline in Revenue was due to lower gross sales prices and Sale Volume, which adversely affected Revenue by approximately $8.6 million and $2.5 million, respectively.

Operating Loss for the quarter decreased 30% to approximately $5.5 million. The decrease in Operating Loss was primarily due to lower operating costs, which reduced Operating Loss $9.3 million. This was partially offset by lower gross sales prices, which increased Operating Loss by $7.0 million. The lower operating costs were primarily related to decreases in contract mining and depreciation and depletion costs of approximately $3.7 million and $5.4 million, respectively, partially offset by higher fixed costs of $1.4 million.

Six months ended September 30, 2019

Revenue from our Oil and Gas Proppants segment declined 43% to approximately $29.2 million during the six months ended September 30, 2019. The decline in Revenue was due to lower gross sales prices, which adversely affected Revenue by approximately $22.0 million.

Operating Loss declined 11% to approximately $9.1 million. The decline was a result of lower operating costs, which reduced Operating Loss by approximately $23.0 million. This decrease was partially offset by lower gross sales prices of approximately $22.0 million. The lower operating costs were primarily related to decreases in contract mining, depreciation and depletion, and delivery expense of approximately $7.6 million, $9.2 million, and $3.4 million, respectively.

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

Information regarding our “Critical Accounting Policies” can be found in our Annual Report. The four critical accounting policies that we believe require either the use of the most judgment, or the selection or application of alternative accounting policies, and are material to our financial statements, are those relating to long-lived assets, goodwill, income taxes, and business combinations. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of the Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2019	2018
	(dollars in thousands)
Net Cash Provided by Operating Activities	$184,696	$174,876
Investing Activities:
Additions to Property, Plant, and Equipment	(60,007)	(93,444)
Acquisition Spending	(30,872)	—
Proceeds from Sale of Property, Plant, and Equipment	—	2,281
Net Cash Used in Investing Activities	(90,879)	(91,163)
Financing Activities:
Increase in Credit Facility	275,000	10,000
Dividends Paid to Stockholders	(8,815)	(9,582)
Purchase and Retirement of Common Stock	(313,887)	(122,404)
Proceeds from Stock Option Exercises	1,767	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,799)	(1,785)
Net Cash Provided by (Used in) Financing Activities	(48,734)	(121,779)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$45,083	$(38,066)

Cash flows from operating activities increased by $9.8 million to $184.7 million during the six months ended September 30, 2019. This increase was primarily attributable to increased cash flow from changes in working capital of $47.1 million, partially offset by lower Net Earnings and dividends from our Joint Venture, which reduced cash flows by approximately $32.8 million and $4.5 million, respectively.

Working capital increased by $44.0 million to $292.3 million at September 30, 2019, primarily due to the increased Cash and Accounts Receivable of approximately $45.1 million and $54.0 million respectively, and decreased Accounts Payable of approximately $3.2 million. This was partially offset by increased Accrued Liabilities and Operating Lease Liabilities of approximately $4.5 million and $11.3 million, respectively, and decreased Inventory and Income Tax Receivables of approximately $33.6 million and $8.4 million, respectively. The increase in Accounts and Notes Receivable was due primarily to higher Revenue during the quarter. The reduction in Inventory is due to increased shipments and the seasonal nature of our business. The increase in Operating Lease Liabilities was due to the adoption of the new accounting standards requiring the recognition of right of use assets and liabilities related to leases on the balance sheet. The changes in Accounts Payable and Accrued Liabilities and decrease in Income Tax Receivables were both due primarily to timing.

The increase in Accounts and Notes Receivable at September 30, 2019, was primarily related to higher Revenue during the three months ended September 30, 2019 as compared with the three months ended March 31, 2019. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 44% at September 30, 2019 and 45% at March 31, 2019. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2019. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at September 30, 2019.

Our Inventory balance at September 30, 2019 declined by approximately $33.6 million from our balance at March 31, 2019. Within Inventory, raw materials and materials-in-progress, finished cement, and recycled paperboard decreased approximately $23.9 million, $5.7 million, and $4.3 million, respectively. The decline in raw materials and materials-in-progress and finished cement is consistent with our business cycle: we generally build up clinker inventory during the winter to meet the demand in the spring and summer. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2019 was approximately $90.9 million, compared with $91.2 million in fiscal 2019, a decrease of approximately $0.3 million. The decrease was primarily related to reduced capital spending of approximately $33.4 million. The decrease was partially offset by the Acquisition, which increased Net Cash Used in Investing Activities by $30.9 million, and by lower proceeds from sales of fixed assets of $2.2 million. The decrease in capital spending was primarily due to lower capital spending in our Cement and Oil and Gas Proppants businesses of $15.1 million and $42.8 million, respectively. This was partially offset by higher spending in our Recycled Paperboard business of $23.2 million. The decrease in capital spending in our Oil and Gas Proppants segment was due to the completion of build-out of our Utica, Illinois facility, which was completed in June 2018. The increase in capital spending in our Recycled Paperboard segment was related to upgrading our paper machine, which is expected to improve efficiency. We anticipate spending approximately $25 million more on this project before its expected completion in the spring of 2020.

Net Cash Used in Financing Activities was approximately $48.7 million during the six months ended September 30, 2019, compared with $121.8 million in fiscal 2019. The $73.1 million decrease in Net Cash Used in Financing Activities was primarily due to the $265.0 million increase in net borrowings, partially offset by a $191.5 million increase in the repurchase and retirement of common stock.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 48.9% and 47.5%, respectively, at September 30, 2019, compared with 36.4% and 36.1%, respectively, at March 31, 2019.

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

At our option, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to either (i) The London Interbank Offered Rate (LIBOR) for the selected period, plus an applicable rate (ranging from 100 to 225 basis points), which is to be established quarterly based on the Company’s ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company’s consolidated indebtedness (the Leverage Ratio), or (ii) an alternative base rate, which is the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% per annum plus an applicable rate (ranging from 0 to 125 basis points). In the case of loans bearing interest at a rate based on the federal funds rate, interest payments are due quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest payments are due at the end of the applicable interest period. The Company is also required to pay a commitment fee on unused available borrowings under the Credit Facility ranging from 10 to 35 basis points depending upon the Leverage Ratio. The Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties; and enter into sale and leaseback arrangements. The Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 3.5:1.0 or less, and an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at September 30, 2019. We had $585.0 million of borrowings outstanding at September 30, 2019. Based on our Leverage Ratio, we had $158.1 million of available borrowings, net of the outstanding letters of credit, at September 30, 2019.

The Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At September 30, 2019, we had $6.9 million of outstanding letters of credit.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally, and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Credit Facility and Private Placement Senior Unsecured Notes. See Footnote (S) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

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

At September 30, 2019, the amount outstanding for the remaining tranche is as follows:

	Principal	Maturity Date	Interest Rate
Tranche D	$36.5 million	October 2, 2019	6.48%

Interest for the Series 2007A Senior Unsecured Notes is payable semi-annually on April 2 and October 2 of each year until all principal is paid for the respective tranche.  On October 2, 2019, we repaid all outstanding notes related to the Private Placement Unsecured Notes.

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

We have approximately $67.9 million of lease liabilities at September 30, 2019 that have an average remaining life of approximately 8.8 years. We do not have any off-balance sheet debt, or any outstanding debt guarantees. We have available under the Credit Facility a $40.0 million Letter of Credit Facility. At September 30, 2019, we had $6.9 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $28.9 million in performance bonds relating primarily to our mining operations.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including, 4.500% Senior Unsecured Notes and borrowings under the Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Dividends

Dividends paid were $8.8 million and $9.6 million, respectively, for the six months ended September 30, 2019 and 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2019	364,200	$87.47	364,200
May 1 through May 31, 2019	965,880	89.28	965,880
June 1 through June 30, 2019	909,793	88.22	909,793
Quarter 1 Totals	2,239,873	$88.56	2,239,873
July 1 through July 31, 2019	1,022,000	$87.46	1,022,000
August 1 through August 31, 2019	312,236	83.75	312,236
September 1 through September 30, 2019	—	—	—
Quarter 2 Totals	1,334,236	$86.59	1,334,236
Year-to-Date Totals	3,574,109	$87.82	3,574,109	7,305,649

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. Including this authorization, our Board of Directors has approved the repurchase in the open market of a cumulative total of 48.4 million shares of our Common Stock since we became publicly held in April 1994. We have repurchased approximately 41.1 million shares from April 1994 through September 30, 2019. We currently have authorization to repurchase an additional 7,305,649 shares.

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

During the six months ended September 30, 2019, the Company withheld from employees 57,134 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table compares capital expenditures:

	For the Six Months Ended September 30,
	2019	2018
	(dollars in thousands)
Land and Quarries	$5,000	$792
Plants	50,858	61,638
Buildings, Machinery, and Equipment	7,017	31,014
Total Capital Expenditures	$62,875	$93,444

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

The capital expenditures for the six months ended September 30, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows. It includes $2.9 million of capital expenditures that were accrued at September 30, 2019 and therefore are not included in the Statement of Cash Flows. See Footnote (C) of the Unaudited Consolidated Financial Statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Credit Facility. From time to time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. As of September 30, 2019, we have a $750.0 million Credit Facility, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $585.0 million of borrowings outstanding at September 30, 2019 would increase interest expense by approximately $5.9 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level, and health and safety and environmental matters.  In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations.  For example, certain of our waste-burning cement kilns are subject to the Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the CISWI Rule).  Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers.  In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from opening, expanding, or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations.  For example, we are subject to the National Emissions Standards for Hazardous Air Pollutants, or NESHAP, for Portland cement plants (PC NESHAP).  In the future, the EPA may propose to further strengthen the emission limitations applicable under the PC NESHAP to reflect future technological developments, as a result of its periodic reviews of the limitations mandated by the Clean Air Act.  Further, out of the 16 states where we have operations, 10 states contain at least one “area” that was designated as being in nonattainment for the 2015 ozone National Ambient Air Quality Standards (NAAQS) (California, Colorado, Illinois, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Wisconsin).  We may be required to meet new control requirements in these states requiring significant capital expenditures for compliance.

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

Our Credit Facility and Senior Unsecured Notes, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

Item 6. Exhibits

10.1*	Eagle Materials Inc. Director Compensation Summary. (1)
10.2*	Form of Director Restricted Stock Agreement. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

October 31, 2019	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

October 31, 2019	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 31, 2019	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)