Form 10-Q
period 2019-12-31
EAGLE MATERIALS INC
filed 2020-02-04
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 26, 2020, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	41,643,970

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands, except share and per share data)
Revenue	$350,249	$333,285	$1,135,372	$1,108,540
Cost of Goods Sold	262,735	252,864	868,023	838,554
Gross Profit	87,514	80,421	267,349	269,986
Equity in Earnings of Unconsolidated Joint Venture	10,700	9,507	32,489	28,931
Corporate General and Administrative Expense	(13,794)	(9,408)	(48,506)	(27,333)
Impairment Losses	(224,267)	—	(224,267)	—
Litigation Settlements and Losses	—	—	—	(1,800)
Other Non-Operating Income	825	1,292	1,967	2,291
Interest Expense, Net	(9,543)	(7,294)	(28,526)	(20,743)
Earnings (Loss) before Income Taxes	(148,565)	74,518	506	251,332
Income Tax Benefit (Expense)	33,933	(16,803)	(2,041)	(54,675)
Net Earnings (Loss)	(114,632)	57,715	(1,535)	196,657
EARNINGS (LOSS) PER SHARE
Basic	$(2.77)	$1.25	$(0.04)	$4.18
Diluted	$(2.77)	$1.24	$(0.04)	$4.15
AVERAGE SHARES OUTSTANDING
Basic	41,314,289	46,275,198	42,246,329	47,059,408
Diluted	41,314,289	46,495,994	42,246,329	47,403,271
CASH DIVIDENDS PER SHARE	$0.10	$0.10	$0.30	$0.30

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Net Earnings (Loss)	$(114,632)	$57,715	$(1,535)	$196,657
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	43	73	131	219
Tax expense	(10)	(17)	(30)	(51)
Comprehensive Earnings (Loss)	$(114,599)	$57,771	$(1,434)	$196,825

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2019	2019
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$126,255	$8,601
Accounts and Notes Receivable, net	140,283	128,722
Inventories	234,264	275,194
Income Tax Receivable	—	5,480
Prepaid and Other Assets	6,997	9,624
Total Current Assets	507,799	427,621
Property, Plant, and Equipment, net	1,269,733	1,426,939
Notes Receivable	9,192	2,898
Investment in Joint Venture	71,862	64,873
Operating Lease Right-of-Use Assets	29,346	—
Goodwill and Intangible Assets, net	230,099	229,115
Other Assets	12,194	17,717
	$2,130,225	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$65,035	$80,884
Accrued Liabilities	67,670	61,949
Income Taxes Payable	20,020	—
Operating Lease Liabilities	10,601	—
Current Portion of Long-term Debt	—	36,500
Total Current Liabilities	163,326	179,333
Long-term Debt	930,594	655,092
Noncurrent Operating Lease Liabilities	51,939	—
Other Long-term Liabilities	36,648	34,492
Deferred Income Taxes	50,391	90,759
Total Liabilities	1,232,898	959,676
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 41,643,970 and 45,117,393 Shares, respectively	416	451
Capital in Excess of Par Value	8,325	—
Accumulated Other Comprehensive Losses	(3,215)	(3,316)
Retained Earnings	891,801	1,212,352
Total Stockholders’ Equity	897,327	1,209,487
	$2,130,225	$2,169,163

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,
	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)	$(1,535)	$196,657
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion, and Amortization	84,944	91,961
Impairment Losses	224,267	—
Deferred Income Tax Provision	(40,396)	14,552
Stock Compensation Expense	16,407	11,609
Equity in Earnings of Unconsolidated Joint Venture	(32,489)	(28,931)
Distributions from Joint Venture	25,500	27,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(12,171)	4,905
Inventories	36,595	6,899
Accounts Payable and Accrued Liabilities	(10,006)	(34,964)
Other Assets	4,003	(1,524)
Income Taxes Payable (Receivable)	25,500	5,436
Net Cash Provided by Operating Activities	320,619	294,100
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(84,056)	(126,446)
Acquisition Spending	(30,424)	—
Proceeds from Sale of Property, Plant, and Equipment	—	2,281
Net Cash Used in Investing Activities	(114,480)	(124,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	275,000	5,000
Repayment of Private Placement Senior Unsecured Notes	(36,500)	—
Dividends Paid to Stockholders	(13,131)	(14,293)
Purchase and Retirement of Common Stock	(313,887)	(191,800)
Proceeds from Stock Option Exercises	2,996	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,963)	(1,842)
Net Cash Used in Financing Activities	(88,485)	(200,943)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,654	(31,008)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,601	48,068
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,255	$17,060

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	66,339	—	66,339
Stock Option Exercises and Restricted Share Vesting	—	1,992	—	—	1,992
Purchase and Retirement of Common Stock	(5)	(52,339)	—	—	(52,344)
Dividends to Stockholders	—	—	(4,791)	—	(4,791)
Stock Compensation Expense	1	3,492	—	—	3,493
Shares Redeemed to Settle Employee Taxes	—	(956)	—	—	(956)
Unfunded Pension Liability, net of tax	—	—	—	56	56
Balance at June 30, 2018	$479	$74,568	$1,360,388	$(3,956)	$1,431,479
Net Earnings	—	—	72,603	—	72,603
Purchase and Retirement of Common Stock	(7)	(70,053)	—	—	(70,060)
Dividends to Stockholders	—	—	(4,712)	—	(4,712)
Stock Compensation Expense	—	4,066	—	—	4,066
Shares Redeemed to Settle Employee Taxes	—	(829)	—	—	(829)
Unfunded Pension Liability, net of tax	—	—	—	56	56
Balance at September 30, 2018	$472	$7,752	$1,428,279	$(3,900)	$1,432,603
Net Earnings	—	—	57,715	—	57,715
Purchase and Retirement of Common Stock	(10)	(11,745)	(57,641)	—	(69,396)
Dividends to Stockholders	—	—	(4,634)	—	(4,634)
Stock Compensation Expense	—	4,050	—	—	4,050
Shares Redeemed to Settle Employee Taxes	—	(57)	—	—	(57)
Unfunded Pension Liability, net of tax	—	—	—	56	56
Balance at December 31, 2018	$462	$—	$1,423,719	$(3,844)	$1,420,337

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	41,304	—	41,304
Stock Option Exercises and Restricted Share Vesting	—	396	—	—	396
Purchase and Retirement of Common Stock	(23)	(7,748)	(190,584)	—	(198,355)
Dividends to Stockholders	—	—	(4,316)	—	(4,316)
Stock Compensation Expense	1	8,218	—	—	8,219
Shares Redeemed to Settle Employee Taxes	—	(866)	—	—	(866)
Cumulative Effect of Change in Accounting for Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at June 30, 2019	$429	$—	$1,058,120	$(3,283)	$1,055,266
Net Earnings	—	—	71,793	—	71,793
Stock Option Exercises and Restricted Share Vesting	—	1,371	—	—	1,371
Purchase and Retirement of Common Stock	(13)	(366)	(115,153)	—	(115,532)
Dividends to Stockholders	—	—	(4,163)	—	(4,163)
Stock Compensation Expense	—	3,918	—	—	3,918
Shares Redeemed to Settle Employee Taxes	—	(1,933)	—	—	(1,933)
Unfunded Pension Liability, net of tax	—	—	—	35	35
Balance at September 30, 2019	$416	$2,990	$1,010,597	$(3,248)	$1,010,755
Net Loss	—	—	(114,632)	—	(114,632)
Stock Option Exercises and Restricted Share Vesting	—	1,229	—	—	1,229
Dividends to Stockholders	—	—	(4,164)	—	(4,164)
Stock Compensation Expense	—	4,270	—	—	4,270
Shares Redeemed to Settle Employee Taxes	—	(164)	—	—	(164)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at December 31, 2019	$416	$8,325	$891,801	$(3,215)	$897,327

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended December 31, 2019 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2019.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted the standard on April 1, 2019 using the modified retrospective approach. We also elected the package of practical expedients permitted under the transition guidance which, among other things, allowed us to maintain the historic lease classification for leases in effect at the date of adoption, and to not separate lease components from nonlease components for all leases in effect at the date of adoption. Upon adoption, we recorded a right-of-use asset of approximately $66.7 million, and operating lease liabilities of approximately $71.1 million. See Footnote (J) for more information.

PENDING ADOPTION

In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. This guidance becomes effective for us on April 1, 2020, with early adoption permitted. We are currently assessing the impact of the new standard, but we do not expect the adoption will have a material effect on our consolidated financial statements and disclosures.

(B) ACQUISITIONS

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price (Purchase Price) of the ConAgg Acquisition was approximately $30.4 million. The purchase price allocation has not yet been finalized. The Purchase Price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our bank credit facility. Operations related to the ConAgg Acquisition are included in the Concrete and Aggregates business in our segment reporting from August 2, 2019 through December 31, 2019.

Pending Acquisition

On November 25, 2019, we entered into an agreement (the Kosmos Acquisition) with Kosmos Cement Company (a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A.) (Kosmos) to purchase (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We will assume certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations, and various other liabilities and obligations arising out of or relating to the Kosmos Business after the closing of the transaction.

The purchase price (Kosmos Purchase Price) to be paid in the transaction is $665 million in cash, subject to a customary post-closing inventory adjustment. We expect to fund the Purchase Price and expenses incurred in connection with the transaction through a combination of cash on hand and a syndicated term loan facility. The transaction is expected to close in the fourth quarter of fiscal 2020 following the satisfaction of customary closing conditions. The Kosmos Business will be included in the Cement business in our segment reporting.

(C) IMPAIRMENT OF LONG-LIVED ASSETS

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. We evaluate long-lived assets or groups of assets, for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assets. When impairment indicators are identified, we first assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses and other factors. If the carrying value of the assets or group of assets exceeds the undiscounted cash flows, then an impairment is indicated. If such assets or group of assets are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets.

During the second half of calendar year 2019, our Oil and Gas Proppants financial results have been negatively affected by a combination of low demand for our products and the increased use of in-basin sand instead of northern white frac sand. Faced with these dynamics, in connection with the preparation of our financial statements for the three and nine months ended December 31, 2019, we concluded that the reduction in sales volumes and operating losses were other than temporary and that long-lived asset impairment indicators were present in our Oil and Gas Proppants segment.

Prior to performing recoverability tests to determine whether an impairment was present, we grouped the long-lived assets of the segment into the lowest level at which cash flows are generated, which is considered the operating facility or distribution level. We included the value of our lease right-of-use assets that support the operating facilities within the value of the operating facility prior to performing our recoverability tests. We then performed recoverability tests on each group of assets using probability-weighted estimates of forecasted undiscounted cash flows over the remaining estimated life of each asset group based on a variety of scenarios. Based on these forecasts, we concluded that the carrying values exceeded the undiscounted cash flows for our New Auburn, Wisconsin and Utica, Illinois operating facilities and several distribution facilities related to these operating facilities, indicating impairment.

For those impaired asset groups, we calculated the estimated fair value of the operating facilities in New Auburn, Wisconsin, Utica, Illinois and related distribution terminals, using a discounted cash flow model (Level 3), which utilized a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific risks. We compared the results of the discounted cash flow model to other recent market information about the value of similar assets, noting the amounts to be consistent. The analysis resulted in an impairment loss of approximately $216.8 million.

The following is a summary of impact of the impairment on the net book value of the long-lived assets:

	Net Book Value Before Impairment	Impairment	Net Book Value After Impairment
	(dollars in thousands)
Operating Facilities	$170,324	$(164,449)	$5,875
Transload Locations	23,254	(21,805)	1,449
Real Estate	1,427	(1,377)	50
Lease Right-of-Use Assets	32,834	(29,146)	3,688
	$227,839	$(216,777)	$11,062

We continue to be subject to volatility in the energy markets. We will continue to assess the remaining long-lived assets for impairment, as necessary, when facts and circumstance indicate an impairment might be present. Additionally, we are actively pursuing alternatives for this business. If this results in an alternative use or disposal of the business, additional losses may be incurred.

In addition to the impairment of the operating facilities and transload facilities, we also assessed other current and long-term assets for impairment. As part of this analysis, we wrote down certain Inventories, Prepaid and Other Current Assets, Accounts and Note Receivable and Other Assets.

The following is a summary of Impairment Losses recognized during the three months ended December 31, 2019, by line item:

(dollars in thousands)
Property, Equipment, and Real Estate	$187,631
Lease Right-of-Use Assets	29,146
Inventories	6,256
Accounts and Notes Receivable	617
Prepaid and Other Assets	617
$224,267

The above Impairment Loss has been presented as a single line item on our Unaudited Consolidated Statement of Earnings (Loss) for the three and nine months ended December 31, 2019.  Additionally, this loss has not been included in the segment disclosure of Operating Earnings (Loss) for the Oil and Gas Proppants business, as disclosed in Footnote (P).

(D) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Nine Months Ended December 31,
	2019	2018
	(dollars in thousands)
Cash Payments:
Interest	$25,490	$17,826
Income Taxes	20,046	35,222
Operating Cash Flows used for Operating Leases	11,562	—

Non Cash Financing Activities:
Property and Equipment Purchases Included in Accrued Liabilities	$2,675	$—

(E) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between 2019 and 2025. We also earn Revenue from transload services and storage; we recognize Revenue from these services when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck. We invoice customers upon shipment, and our collection terms range from 30-65 days. We recognize Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements upon shipment of the related products to customers, which is when title and ownership are transferred and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or transload location. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based but are subject to certain contractual adjustments. Historically, the pricing and volume requirements under certain of these contracts have been renegotiated during volatile market conditions. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until an agreement is reached with the customer and not subject to the risk of reversal. During the nine months ended December 31, 2019, we recognized $1.6 million of Revenue related to shortfall provisions in our contracts.

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

Other Non-Operating Income includes lease and rental income, asset-sale income, non-inventoried aggregates sales income, distribution-center income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (P) to the Unaudited Consolidated Financial Statements for disaggregation of Revenue by segment.

(F) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $12.3 million and $9.9 million at December 31, 2019 and March 31, 2019, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit-risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $9.9 million at December 31, 2019, of which approximately $0.8 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes currently bear interest, on average, at 4.75%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(G) STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2019, we repurchased 3,574,109 shares at an average price of $87.82. At December 31, 2019, we have authorization to purchase an additional 7,305,649 shares.

(H) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value, and consist of the following:

	December 31,	March 31,
	2019	2019
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$93,865	$125,828
Finished Cement	24,673	27,826
Aggregates	7,588	7,351
Gypsum Wallboard	4,881	7,124
Paperboard	11,638	15,660
Frac Sand	529	2,557
Repair Parts and Supplies	81,445	80,676
Fuel and Coal	9,645	8,172
	$234,264	$275,194

During the nine months ended December 31, 2019, we wrote down approximately $3.3 million, $1.7 million, and $1.3 million of Raw Materials and Materials-in-Progress, Frac Sand, and Repair Parts and Supplies. These inventories related to the impairment of our Oil and Gas Proppants segment described in Footnote (C).

(I) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,
	2019	2019
	(dollars in thousands)
Payroll and Incentive Compensation	$27,548	$26,225
Benefits	13,272	12,673
Interest	6,606	3,852
Property Taxes	4,745	5,058
Power and Fuel	1,635	1,644
Litigation Settlements	—	1,900
Sales and Use Tax	1,130	2,167
Legal and Professional	5,870	—
Other	6,864	8,430
	$67,670	$61,949

(J) LEASES

We lease certain real estate, buildings, and equipment, including rail cars. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to twenty years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than twelve months. These short-term equipment leases are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended December 31, 2019	For the Nine Months Ended December 31, 2019
	(dollars in thousands)
Operating Lease Cost	$3,730	$11,639
Short-term Lease Cost	228	1,310
Total Lease Cost	$3,958	$12,949

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

For the Nine Months Ended December 31, 2019
(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$29,346

Current Operating Lease Liabilities	$10,601
Noncurrent Operating Lease Liabilities	51,939
Total Operating Lease Liabilities	$62,540

During the quarter ended December 31, 2019, we recognized a $29.1 million impairment related to Right-of-Use assets used by our Oil and Gas Proppants business. See Footnote (C) for additional information about the impairment loss.

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)
2020 (remaining three months)	$3,318
2021	11,931
2022	10,618
2023	10,131
2024	8,585
Thereafter	30,945
Total Lease Payments	$75,528
Less: Imputed Interest	(12,988)
Present Value of Lease Liabilities	$62,540

Weighted Average Remaining Lease Term (in years)	9.2
Weighted Average Discount Rate	3.75%

As disclosed in our March 31, 2019 Form 10-K, future minimum lease payments were as follows:

Amount
Fiscal Year	(dollars in thousands)
2020	$14,613
2021	11,487
2022	9,979
2023	9,784
2024	8,347
Thereafter	24,793
Total Lease Payments	$79,003

(K) Share-BASED EMPLOYEE COMPENSATION

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

Long-Term Compensation Plans

OPTIONS

In May 2019, the Compensation Committee of the Board of Directors approved the granting of an aggregate of 100,849 performance-vesting stock options (the Fiscal 2020 Employee Performance Stock Option Grant) to certain officers and key employees that will be earned only if certain performance conditions are satisfied. The performance criteria for the Fiscal 2020 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2020. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2021 through 2023. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved a grant to the same officers and key employees of 84,043 time-vesting stock options, which vest ratably over four years (the Fiscal 2020 Employee Time-Vesting Stock Option Grant).

The weighted average assumptions used in the Black-Scholes model to value the option awards in fiscal 2020 are as follows:

Dividend Yield	1.3%
Expected Volatility	31.4%
Risk Free Interest Rate	2.32%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.2 million and $3.5 million for the three and nine months ended December 31, 2019, respectively, and $0.9 million and $3.0 million for the three and nine months ended December 31, 2018, respectively. At December 31, 2019, there was approximately $8.4 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.6 years.

The following table represents stock option activity for the nine months ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price
Outstanding Options at Beginning of Year	1,042,925	$76.88
Granted	184,892	$91.58
Exercised	(57,255)	$87.99
Cancelled	(7,883)	$102.69
Outstanding Options at December 31, 2019	1,162,679	$80.25
Options Exercisable at December 31, 2019	732,860	$73.27
Weighted Average Fair Value of Options Granted During the Year		$27.37

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$23.17 - $29.84	65,912	1.60	$23.27	65,912	$23.27
$33.43 - $37.34	57,728	2.46	$34.03	57,728	$34.03
$53.22 - $77.67	272,834	5.53	$72.22	201,712	$71.84
$79.73 - $106.24	766,205	6.99	$91.49	407,508	$87.63
	1,162,679	6.12	$80.25	732,860	$73.27

At December 31, 2019, the aggregate intrinsic values for the outstanding and exercisable options were approximately $15.3 million and $13.8 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2019 was approximately $2.0 million.

RESTRICTED STOCK

In May 2019, the Compensation Committee approved the granting of an aggregate of 51,112 shares of performance vesting restricted stock to certain officers and key employees (the Fiscal 2020 Employee Restricted Stock Performance Award) that will be earned only if certain performance conditions are satisfied. The performance criteria for the Fiscal 2020 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2020. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2021 through 2023. The Compensation Committee also approved a grant to the same officers and key employees of 42,591 shares of time-vesting restricted stock (the Fiscal 2020 Employee Restricted Stock Time-Vesting Award), which vest ratably over four years. The Fiscal 2020 Employee Restricted Stock Performance Award and the Fiscal 2020 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

In August 2019, we granted to members of the Board of Directors 24,589 shares of restricted stock which vest six months after the grant date (the Board of Directors Fiscal 2020 Restricted Stock Award). The Board of Directors Fiscal 2020 Restricted Stock Award was valued at the closing price of the stock at the date of the grant and is being expensed over a six-month period.

The fair value of restricted stock is based on the stock price at the date of grant. The following table summarizes the activity for nonvested restricted shares during the nine months ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Beginning of Year	300,115	$78.94
Granted	118,292	$90.08
Vested	(83,307)	$95.01
Forfeited	(15,940)	$58.64
Nonvested Restricted Stock at December 31, 2019	319,160

Expense related to restricted shares was approximately $3.1 million and $12.9 million for the three and nine months ended December 31, 2019, respectively, and $3.1 million and $8.6 million for the three and nine months ended December 31, 2018, respectively. At December 31, 2019, there was approximately $15.4 million of unearned compensation from restricted stock, which will be recognized over a weighted average period of 2.1 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,758,359 at December 31, 2019.

(L) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Weighted Average Shares of Common Stock Outstanding	41,314,289	46,275,198	42,246,329	47,059,408
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	—	268,283	—	629,968
Less Shares Repurchased from Proceeds of Assumed Exercised Options	—	(171,402)	—	(442,898)
Restricted Stock Units	—	123,915	—	156,793
Weighted Average Common Stock and Dilutive Securities Outstanding	41,314,289	46,495,994	42,246,329	47,403,271
Shares Excluded Due to Anti-dilution Effects	655,889	756,035	657,964	360,976

There are no dilutive instruments for the three and nine month periods ended December 31, 2019, as the inclusion of these instruments would be anti-dilutive. Of the shares excluded due to anti-dilution effects, 301,206 shares and 281,031 shares would have been considered dilutive if not for the net loss position for the three and nine months ended December 31, 2019, respectively.

(M) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$85	$100	$255	$300
Interest Cost of Projected Benefit Obligation	338	337	1,013	1,011
Expected Return on Plan Assets	(426)	(463)	(1,279)	(1,389)
Recognized Net Actuarial Loss	43	58	131	174
Amortization of Prior-Service Cost	—	15	—	45
Net Periodic Pension Cost	$40	$47	$120	$141

(N) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2019 was approximately 403%, which was higher than the tax rate of 22% for the nine months ended December 31, 2018. The increase in the effective tax rate was primarily due to the impairment, discrete expense related to the limitation on the deduction for certain officer compensation, and State income taxes.

(O) LONG-TERM DEBT

Long-term Debt consists of the following:

	December 31,	March 31,
	2019	2019
	(dollars in thousands)
Bank Credit Facility	$585,000	$310,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Private Placement Senior Unsecured Notes	—	36,500
Total Debt	935,000	696,500
Less: Current Portion of Long-term Debt	—	(36,500)
Less: Debt Origination Costs	(4,406)	(4,908)
Long-term Debt	$930,594	$655,092

Credit Facility

We have a revolving credit facility (as amended as described below, the Amended Credit Facility) that terminates on August 2, 2021. During May 2019, we exercised our option to expand the revolving credit facility and increased the borrowing capacity from $500.0 million to $750.0 million. The Amended Credit Facility also includes a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. On December 20, 2019, we amended the revolving credit facility, which, among other things, primarily (i) modified the interest rates with respect to outstanding borrowings; (ii) allowed for the consummation of the Kosmos Acquisition; (iii) permitted the incurrence of additional indebtedness necessary to consummate the Kosmos Acquisition; (iv) modified the financial covenants to increase maximum leverage permitted under the Amended Credit Facility; and (v) made other changes, namely the selection of an alternate benchmark rate to replace the London Interbank Offered Rate (LIBOR). Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company's subsidiaries. The debt under the Amended Credit Facility is not rated by ratings agencies.  At our option, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to either (i) the LIBOR plus an agreed margin (ranging from 125 to 200 basis points), which is to be established quarterly based on the Company's ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company's consolidated indebtedness (the Leverage Ratio); or (ii) an alternate base rate, which is the highest of (a) the prime rate, (b) the federal funds rate plus ½% per annum, or (c) one month LIBOR plus 1.0%, in each case plus an agreed margin (ranging from 25 to 100 basis points). In the case of loans bearing interest at a rate based on the alternate base rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 15 to 30 basis points depending upon the Leverage Ratio. The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties; and enter into sale and leaseback arrangements. The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 4.0:1.0 or less for fiscal quarters ended between December 31, 2019 and June 30, 2020; 3.75:1.0 for fiscal quarters ended between September 30, 2020 through December 31, 2020; and 3.5:1.0 for fiscal quarters after December 31, 2020. The Amended Credit Facility also requires us to maintain an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at December 31, 2019. We had $585.0 million of borrowings outstanding under the Amended Credit Facility at December 31, 2019. We had $158.1 million of available borrowings under the Amended Credit Facility, net of the outstanding letters of credit, at December 31, 2019, all of which is available for future borrowings based on our current leverage ratio.

The Amended Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2019, we had $6.9 million of outstanding letters of credit .

Term Loan Agreement

On December 20, 2019, we entered into a Credit Agreement (the Term Loan Agreement) establishing a $665.0 million term loan facility which, subject to the satisfaction of certain customary conditions, may be used to pay the Kosmos Purchase Price and fees and expenses incurred in connection with the Kosmos Acquisition. As of December 31, 2019, there has been no borrowing under the Term Loan Agreement. The commitments for the Term Loan Agreement terminate on the earlier of (a) the fifth business day following March 31, 2020, in the event that the term loans under the Term Loan Agreement have not been funded on or prior to such date and (b) the valid termination of the asset purchase agreement without the occurrence of the consummation of the Kosmos Acquisition. The term loan would mature on August 2, 2021.

Borrowings under the Term Loan Agreement will bear interest, at our option, at a floating rate per annum equal to either the alternate base rate (consistent with the Amended Credit Facility), plus a margin between 25 and 100 basis points, or based on the adjusted LIBOR plus a margin between 125 and 200 basis points, depending on the ratio of our consolidated indebtedness to consolidated EBITDA (consistent with the Amended Credit Facility). We must also maintain a ratio of consolidated indebtedness to consolidated EBITDA consistent with the Amended Credit Facility.

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semiannually on

February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Amended Credit Facility and the Term Loan Agreement. Prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Beginning August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

Percentage
2021	102.25%
2022	101.50%
2023	100.75%
2024 and thereafter	100.00%

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully, unconditionally, jointly, and severally guaranteed by each of our subsidiaries that are guarantors under the Amended Credit Facility. See Footnote (T) for more information on the guarantors of the Senior Public Notes.

Private Placement Senior Unsecured Notes

On October 2, 2019, we paid $36.5 million to retire the remaining notes due under the Private Placement Senior Unsecured Notes.

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

(P) SEGMENT INFORMATION

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

Our business is organized into three sectors, within which there are five reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments. The Oil and Gas Proppants segment produces frac sand used in oil and gas extraction.

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

We operate seven modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 19 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Iowa, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 25 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue -
Cement	$183,031	$163,732	$605,357	$543,681
Concrete and Aggregates	47,147	30,841	142,895	111,425
Gypsum Wallboard	125,070	130,954	380,454	402,978
Paperboard	37,813	39,638	122,360	126,048
Oil and Gas Proppants	7,345	14,100	36,535	65,266
	400,406	379,265	1,287,601	1,249,398
Less: Intersegment Revenue	(21,775)	(20,611)	(66,454)	(62,746)
Less: Joint Venture Revenue	(28,382)	(25,369)	(85,775)	(78,112)
	$350,249	$333,285	$1,135,372	$1,108,540

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Intersegment Revenue -
Cement	$6,174	$3,518	$17,130	$11,769
Concrete and Aggregates	350	346	1,134	1,178
Paperboard	15,251	16,747	48,190	49,799
	$21,775	$20,611	$66,454	$62,746
Cement Sales Volume (M tons) -
Wholly Owned	1,199	1,126	4,046	3,740
Joint Venture	240	218	721	672
	1,439	1,344	4,767	4,412

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Operating Earnings (Loss) -
Cement	$54,180	$47,197	$156,827	$142,078
Concrete and Aggregates	3,334	1,037	15,023	10,621
Gypsum Wallboard	38,484	43,543	114,872	139,694
Paperboard	9,021	7,475	29,060	26,078
Oil and Gas Proppants	(6,805)	(9,324)	(15,944)	(19,554)
Sub-Total	98,214	89,928	299,838	298,917
Corporate General and Administrative Expense	(13,794)	(9,408)	(48,506)	(27,333)
Impairment Losses	(224,267)	—	(224,267)	—
Litigation Settlements and Losses	—	—	—	(1,800)
Other Non-Operating Income	825	1,292	1,967	2,291
Earnings (Loss) Before Interest and Income Taxes	(139,022)	81,812	29,032	272,075
Interest Expense, net	(9,543)	(7,294)	(28,526)	(20,743)
Earnings (Loss) Before Income Taxes	$(148,565)	$74,518	$506	$251,332
Cement Operating Earnings -
Wholly Owned	$43,480	$37,690	$124,338	$113,147
Joint Ventures	10,700	9,507	32,489	28,931
	$54,180	$47,197	$156,827	$142,078
Capital Expenditures -
Cement	$7,379	$17,691	$26,125	$51,524
Concrete and Aggregates	3,233	2,263	9,324	4,786
Gypsum Wallboard	273	2,054	8,647	8,533
Paperboard	12,885	1,486	42,484	7,896
Oil and Gas Proppants	86	5,818	151	48,684
Corporate and Other	—	3,690	—	5,023
	$23,856	$33,002	$86,731	$126,446
Depreciation, Depletion, and Amortization -
Cement	$14,189	$13,242	$42,275	$38,909
Concrete and Aggregates	3,105	2,049	8,050	6,154
Gypsum Wallboard	5,050	4,978	15,149	15,009
Paperboard	2,244	2,150	6,610	6,387
Oil and Gas Proppants	3,445	6,964	11,087	24,403
Corporate and Other	578	402	1,773	1,099
	$28,611	$29,785	$84,944	$91,961

	December 31,	March 31,
	2019	2019
	(dollars in thousands)
Identifiable Assets
Cement	$1,282,081	$1,289,468
Concrete and Aggregates	139,769	95,084
Gypsum Wallboard	367,833	372,206
Paperboard	169,508	138,614
Oil and Gas Proppants	18,029	236,357
Corporate and Other, net	153,005	37,434
	$2,130,225	$2,169,163

The Capital Expenditures for the nine months ended December 31, 2019 disclosed above differ from the Capital Expenditures on the Unaudited Consolidated Statement of Cash Flows. The Capital Expenditures disclosed above includes $2.7 million of capital expenditures that were accrued at December 31, 2019 and therefore is not included in the Statement of Cash Flows. See Footnote (D) for more information.

Segment Operating Earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue, less direct operating expenses, segment Depreciation, Depletion and Amortization, and segment Selling, General and Administrative expenses. We account for intersegment sales at market prices. Corporate and Other, net consists primarily of cash and cash equivalents, general office assets, and miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Earnings

The segment breakdown of Goodwill is as follows:

	December 31,	March 31,
	2019	2019
	(dollars in thousands)
Cement	$74,214	$74,214
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
Concrete and Aggregates	1,639	—
	$200,009	$198,370

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$56,767	$51,411	$172,385	$158,922
Gross Margin	$22,749	$20,178	$68,806	$62,196
Earnings Before Income Taxes	$21,402	$19,013	$64,979	$57,862

	December 31,	March 31,
	2019	2019
	(dollars in thousands)
Current Assets	$80,108	$71,688
Non-Current Assets	$88,242	$81,007
Current Liabilities	$19,190	$19,309

(Q) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Interest Income	(12)	$(7)	(23)	$(119)
Interest Expense	9,250	7,022	27,682	20,024
Other Expenses	305	279	867	838
Interest Expense, net	$9,543	$7,294	$28,526	$20,743

Interest Income includes interest on investments of excess cash. Components of Interest Expense include interest associated with the Amended Credit Facility, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Amended Credit Facility. Other Expenses include amortization of debt issuance costs and credit facility costs.

(R) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which we establish reserves based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At December 31, 2019, we had contingent liabilities under these outstanding letters of credit of approximately $6.9 million.

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

We are currently contingently liable for performance under $28.7 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(S) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at December 31, 2019 is as follows:

Fair Value
(dollars in thousands)
4.500% Senior Unsecured Notes Due 2026	$366,909

The estimated fair values were based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Restricted Cash, Accounts and Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at December 31, 2019 due to the short-term maturities of these assets and liabilities. The fair value of our Amended Credit Facility also approximates its carrying value at December 31, 2019.

(T) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$350,249	$—	$350,249
Cost of Goods Sold	—	262,735	—	262,735
Gross Profit	—	87,514	—	87,514
Equity in Earnings of Unconsolidated Joint Venture	10,700	10,700	(10,700)	10,700
Equity in Earnings of Subsidiaries	(88,687)	—	88,687	—
Corporate General and Administrative Expenses	(13,359)	(435)	—	(13,794)
Impairment Losses	—	(224,267)	—	(224,267)
Other Non-Operating Income	118	707	—	825
Interest Expense, net	(9,532)	(11)	—	(9,543)
Earnings before Income Taxes	(100,760)	(125,792)	77,987	(148,565)
Income Taxes	(13,872)	47,805	—	33,933
Net Earnings	$(114,632)	$(77,987)	$77,987	$(114,632)
Net Earnings	$(114,632)	$(77,987)	$77,987	$(114,632)
Net Actuarial Change in Benefit Plans, net of tax	33	33	(33)	33
Comprehensive Earnings	$(114,599)	$(77,954)	$77,954	$(114,599)

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended December 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$333,285	$—	$333,285
Cost of Goods Sold	—	252,864	—	252,864
Gross Profit	—	80,421	—	80,421
Equity in Earnings of Unconsolidated Joint Venture	9,507	9,507	(9,507)	9,507
Equity in Earnings of Subsidiaries	61,946	—	(61,946)	—
Corporate General and Administrative Expenses	(8,863)	(545)	—	(9,408)
Other Non-Operating Income	(43)	1,335	—	1,292
Interest Expense, net	(7,282)	(12)	—	(7,294)
Earnings before Income Taxes	55,265	90,706	(71,453)	74,518
Income Taxes	2,450	(19,253)	—	(16,803)
Net Earnings	$57,715	$71,453	$(71,453)	$57,715
Net Earnings	$57,715	$71,453	$(71,453)	57,715
Net Actuarial Change in Benefit Plans, net of tax	56	56	(56)	56
Comprehensive Earnings	$57,771	$71,509	$(71,509)	$57,771

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,135,372	$—	$1,135,372
Cost of Goods Sold	—	868,023	—	868,023
Gross Profit	—	267,349	—	267,349
Equity in Earnings of Unconsolidated Joint Venture	32,489	32,489	(32,489)	32,489
Equity in Earnings of Subsidiaries	47,036	—	(47,036)	—
Corporate General and Administrative Expenses	(47,285)	(1,221)	—	(48,506)
Impairment Losses	—	(224,267)	—	(224,267)
Other Non-Operating Income	525	1,442	—	1,967
Interest Expense, net	(28,490)	(36)	—	(28,526)
Earnings before Income Taxes	4,275	75,756	(79,525)	506
Income Taxes	(5,810)	3,769	—	(2,041)
Net Earnings	$(1,535)	$79,525	$(79,525)	$(1,535)
Net Earnings	$(1,535)	$79,525	$(79,525)	$(1,535)
Net Actuarial Change in Benefit Plans, net of tax	101	101	(101)	101
Comprehensive Earnings	$(1,434)	$79,626	$(79,626)	$(1,434)

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Nine Months Ended December 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,108,540	$—	$1,108,540
Cost of Goods Sold	—	838,554	—	838,554
Gross Profit	—	269,986	—	269,986
Equity in Earnings of Unconsolidated Joint Venture	28,931	28,931	(28,931)	28,931
Equity in Earnings of Subsidiaries	204,234	—	(204,234)	—
Corporate General and Administrative Expenses	(24,682)	(2,651)	—	(27,333)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(262)	2,553	—	2,291
Interest Expense, net	(20,706)	(37)	—	(20,743)
Earnings before Income Taxes	187,515	296,982	(233,165)	251,332
Income Taxes	9,142	(63,817)	—	(54,675)
Net Earnings	$196,657	$233,165	$(233,165)	$196,657
Net Earnings	$196,657	$233,165	$(233,165)	196,657
Net Actuarial Change in Benefit Plans, net of tax	168	168	(168)	168
Comprehensive Earnings	$196,825	$233,333	$(233,333)	$196,825

Condensed Consolidating Balance Sheet At December 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$124,084	$2,171	$—	$126,255
Accounts and Notes Receivable	439	139,844	—	140,283
Inventories	—	234,264	—	234,264
Prepaid and Other Current Assets	1,371	5,626	—	6,997
Total Current Assets	125,894	381,905	—	507,799
Property, Plant, and Equipment, net	6,884	1,262,849	—	1,269,733
Notes Receivable	—	9,192	—	9,192
Investment in Joint Venture	70	71,792	—	71,862
Investments in Subsidiaries and Receivables from Affiliates	2,074,575	322,106	(2,396,681)	—
Operating Lease Right-of-Use Assets	9,975	19,371	—	29,346
Goodwill and Intangible Assets, net	—	230,099	—	230,099
Other Assets	5,844	6,350	—	12,194
	$2,223,242	$2,303,664	$(2,396,681)	$2,130,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,572	$58,463	$—	$65,035
Accrued Liabilities	27,114	40,556	—	67,670
Income Taxes Payable	20,020	—	—	20,020
Operating Lease Liabilities	1,162	9,439	—	10,601
Total Current Liabilities	54,868	108,458	—	163,326
Long-term Debt	930,594	—	—	930,594
Noncurrent Lease Liabilities	12,538	39,401	—	51,939
Other Long-term Liabilities	—	36,648	—	36,648
Payables to Affiliates	322,106	6,010,080	(6,332,186)	—
Deferred Income Taxes	5,809	44,582	—	50,391
Total Liabilities	1,325,915	6,239,169	(6,332,186)	1,232,898
Total Stockholders’ Equity	897,327	(3,935,505)	3,935,505	897,327
	$2,223,242	$2,303,664	$(2,396,681)	$2,130,225

Condensed Consolidating Balance Sheet At March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,779	$2,822	$—	$8,601
Accounts and Notes Receivable	437	128,285	—	128,722
Inventories	—	275,194	—	275,194
Income Tax Receivables	5,480	—	—	5,480
Prepaid and Other Current Assets	1,472	8,152	—	9,624
Total Current Assets	13,168	414,453	—	427,621
Property, Plant, and Equipment, net	7,756	1,419,183	—	1,426,939
Notes Receivable	—	2,898	—	2,898
Investment in Joint Venture	70	64,803	—	64,873
Investments in Subsidiaries and Receivables from Affiliates	2,322,334	406,726	(2,729,060)	—
Goodwill and Intangible Assets, net	—	229,115	—	229,115
Other Assets	4,571	13,146	—	17,717
	$2,347,899	$2,550,324	$(2,729,060)	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,520	$75,364	$—	$80,884
Accrued Liabilities	22,470	39,479	—	61,949
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	64,490	114,843	—	179,333
Long-term Debt	655,092	—	—	655,092
Other Long-term Liabilities	3,303	31,189	—	34,492
Payables to Affiliates	406,726	5,730,093	(6,136,819)	—
Deferred Income Taxes	8,801	81,958	—	90,759
Total Liabilities	1,138,412	5,958,083	(6,136,819)	959,676
Total Stockholders’ Equity	1,209,487	(3,407,759)	3,407,759	1,209,487
	$2,347,899	$2,550,324	$(2,729,060)	$2,169,163

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(32,804)	$353,423	$—	$320,619
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	—	(84,056)	—	(84,056)
Acquisition Spending	—	(30,424)	—	(30,424)
Net Cash Used in Investing Activities	—	(114,480)	—	(114,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	275,000	—	—	275,000
Repayment of Private Placement Senior Unsecured Notes	(36,500)			(36,500)
Dividends Paid to Stockholders	(13,131)	—	—	(13,131)
Purchase and Retirement of Common Stock	(313,887)	—	—	(313,887)
Proceeds from Stock Option Exercises	2,996	—	—	2,996
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,963)	—	—	(2,963)
Intra-entity Activity, net	239,594	(239,594)	—	—
Net Cash Provided by (Used in) Financing Activities	151,109	(239,594)	—	(88,485)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	118,305	(651)	—	117,654
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,779	2,822	—	8,601
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$124,084	$2,171	$—	$126,255

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(68,752)	$362,852	$—	$294,100
CASH FLOWS FROM INVESTING ACTIVITIES
Property, Plant, and Equipment Additions	(5,023)	(121,423)	—	(126,446)
Proceeds from Sale of Property, Plant, and Equipment	—	2,281		2,281
Net Cash Used in Investing Activities	(5,023)	(119,142)	—	(124,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Credit Facility	5,000	—	—	5,000
Dividends Paid to Stockholders	(14,293)	—	—	(14,293)
Purchase and Retirement of Common Stock	(191,800)	—	—	(191,800)
Proceeds from Stock Option Exercises	1,992	—	—	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,842)	—	—	(1,842)
Intra-entity Activity, net	245,683	(245,683)	—	—
Net Cash Provided by (Used in) Financing Activities	44,740	(245,683)	—	(200,943)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(29,035)	(1,973)	—	(31,008)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$15,502	$1,558	$—	$17,060

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas extraction. Financial results and other information for the three and nine months ended December 31, 2019 and 2018, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

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

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price (Purchase Price) of the ConAgg Acquisition was approximately $30.4 million. The purchase price allocation has not yet been finalized. The Purchase Price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our bank credit facility. The ConAgg Acquisition’s assets and operating results are included in the Concrete and Aggregates business in our segment reporting from August 2, 2019 through December 31, 2019.

On November 25, 2019, we entered into an agreement with Kosmos Cement Company (a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A.) (Kosmos) to purchase (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We will assume certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Kosmos Business after the closing of the transaction.

The purchase price to be paid in the transaction is $665 million in cash, subject to a customary post-closing inventory adjustment. We expect to fund the purchase price and expenses incurred in connection with the transaction through a combination of cash on hand and a syndicated term loan facility. The transaction is expected to close in the fourth quarter of fiscal 2020 following the satisfaction of customary closing conditions. The Kosmos Business will be included in the Cement business in our segment reporting.

As previously announced on May 30, 2019, the Company plans to separate its Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to Eagle shareholders. The separation is expected to be completed in the summer of calendar 2020. The Company also continues to pursue alternatives for its Oil and Gas Proppants business.

MARKET CONDITIONS AND OUTLOOK

The outlook for the remainder of our fiscal year 2020 is positive. Demand for our products continues to be supported by several favorable market dynamics, including ongoing jobs growth, high consumer confidence, and low interest rates. We believe these factors should continue to positively affect both our Heavy Materials sector, which comprises the Cement, Concrete and Aggregates segments, and our Light Materials sector, comprising the Gypsum Wallboard and Recycled Paperboard segments.

Our integrated cement sales network stretches across the heartland of America. The Portland Cement Association is estimating cement consumption will increase in calendar 2019 over 2018 by approximately 2%. Although we experienced favorable weather during the latter half of calendar 2019, adverse weather during the winter and spring of calendar 2020 could reduce demand for cement and concrete and aggregates. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential home building, and industrial construction activity. We anticipate closing the Kosmos Acquisition during the fourth quarter of fiscal 2020, which will further expand our footprint in the US heartland.

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. We expect demand for the first half of calendar 2020 to be similar to demand in the same prior-year period. Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market, and demand for paper generally follows the demand for gypsum wallboard. The primary raw material used to produce paperboard business is OCC. We expect OCC prices in the first half of calendar 2020 to increase slightly compared with prices in the latter part of calendar 2019. We anticipate that demand for recycled paper products will remain strong in for the remainder of fiscal 2020 based on projected housing starts and wallboard demand. We expect to complete the upgrade of our paper machine in the spring of 2020, which should improve efficiency and reduce costs in fiscal 2021.

During the second half of calendar year 2019, our Oil and Gas Proppants financial results have been negatively affected by a combination of low demand for our products and the increased use of in-basin sand instead of northern white frac sand. Faced with these market conditions, we recorded long-lived asset and other asset impairments of approximately $224.3 million during the quarter ended December 31, 2019. See Footnote (C) to the Consolidated Unaudited Financial Statements for more information about the impairment. We are actively pursuing alternatives for our Oil and Gas Proppants business. If this results in an alternative use or disposition of this business, additional losses may be incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED december 31, 2019 Compared WITH 2018

	For the Three Months Ended December 31,
	2019	2018	Change
	(in thousands, except per share)
Revenue	$350,249	$333,285	5%
Cost of Goods Sold	(262,735)	(252,864)	4%
Gross Profit	87,514	80,421	9%
Equity in Earnings of Unconsolidated Joint Venture	10,700	9,507	13%
Corporate General and Administrative	(13,794)	(9,408)	47%
Impairment Losses	(224,267)	—	—
Other Non-Operating Income	825	1,292	(36)%
Interest Expense, net	(9,543)	(7,294)	31%
Earnings Before Income Taxes	(148,565)	74,518	(299)%
Income Tax Benefit (Expense)	33,933	(16,803)	(302)%
Net Earnings (Loss)	$(114,632)	$57,715	(299)%
Diluted Earnings (Loss) per Share	$(2.77)	$1.24	(323)%

REVENUE

Revenue increased by $16.9 million, or 5%, to $350.2 million for the three months ended December 31, 2019. Approximately $9.4 million of the increase was due to the ConAgg Acquisition. The remaining increase in Revenue was due to higher Sales Volume, which added $13.3 million to Revenue, partially offset by decreased gross sales prices, which adversely affected Revenue by approximately $5.8 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $9.8 million, or 4%, to $262.7 million for the three months ended December 31, 2019. Approximately $9.3 million of the increase was due to the ConAgg Acquisition. The remaining increase was primarily related to higher Sales Volume, which added $3.1 million to Cost of Goods Sold, partially offset by lower operating costs of approximately $2.6 million. The reduction in operating costs was primarily related to our Gypsum Wallboard and Recycled Paperboard segments, which are discussed further in our analysis of operating results by segment.

GROSS PROFIT

Gross Profit increased 9% to $87.5 million during the three months ended December 31, 2019. The increase was primarily due to higher Sales Volume and lower operating costs, partially offset by lower gross sales prices. The gross margin increased to 25% from 24%, primarily because of increased Sales Volume in our Cement, Gypsum Wallboard and Recycled Paperboard segments, which have higher margins than our Concrete and Aggregates and Oil and Gas Proppants segments.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $1.2 million, or 13%, for the three months ended December 31, 2019. The increase was primarily due to higher Sales Volume, while average gross sales prices and operating costs were relatively flat.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $4.4 million for the three months ended December 31, 2019. The increase was due primarily to professional costs incurred in connection with the Kosmos Acquisition and our strategic portfolio review, which contributed approximately $1.9 million and $1.5 million, respectively, to the increase.

IMPAIRMENT LOSSES

Impairment Losses were approximately $224.3 million and related to our Oil and Gas Proppants segment. The charges included a $187.6 million impairment of property and equipment, a $29.1 million impairment of right-of-use lease assets, and a $7.6 million impairment of other current assets, primarily inventories. The Impairment Losses have not been included in our Oil and Gas Proppants segment Operating Earnings.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $2.2 million, or 31%, during the three months ended December 31, 2019. The increase in Interest Expense, net was due primarily to higher interest on borrowings under our Amended Credit Facility. The increase in our Amended Credit Facility was related to the repurchase of approximately 3.6 million shares of our common stock during the first nine months of fiscal 2020.

EARNINGS (LOSS) BEFORE INCOME TAXES

Loss Before Income Taxes was $148.6 million during the three months ended December 31, 2019, primarily as a result of Impairment Losses, and higher Interest Expense and Corporate General and Administrative Expense. This was partially offset by higher Gross Profit and Equity in Earnings of Joint Venture.

INCOME TAX BENEFIT (EXPENSE)

An Income Tax Benefit of $33.9 million was recorded for the three months ended December 31, 2019, compared with Income Tax Expense of $16.8 million for the three months ended December 31, 2018. The effective tax rate of both the income tax benefit and income tax expense was 23%.

NET EARNINGS (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE

A Net Loss $114.6 million was recorded for the three months ended December 31, 2019, compared with Net Earnings of $57.7 million in the prior-year period. Diluted Earnings (Loss) per Share decreased 323% to a loss of $2.77 per share.

nine MONTHS ENDED december 31, 2019 Compared WITH 2018

	For the Nine Months Ended December 31,
	2019	2018	Change
	(in thousands, except per share)
Revenue	$1,135,372	$1,108,540	2%
Cost of Goods Sold	(868,023)	(838,554)	4%
Gross Profit	267,349	269,986	(1)%
Equity in Earnings of Unconsolidated Joint Venture	32,489	28,931	12%
Corporate General and Administrative	(48,506)	(27,333)	77%
Impairment Losses	(224,267)	—	—
Litigation Settlements and Losses	—	(1,800)	—
Other Non-Operating Income	1,967	2,291	(14)%
Interest Expense, net	(28,526)	(20,743)	38%
Earnings Before Income Taxes	506	251,332	(100)%
Income Tax Expense	(2,041)	(54,675)	(96)%
Net Earnings (Loss)	$(1,535)	$196,657	(101)%
Diluted Earnings (Loss) per Share	$(0.04)	$4.15	(101)%

REVENUE

Revenue increased by $26.9 million, or 2%, to $1,135.4 million for the nine months ended December 31, 2019. Excluding $17.8 million of Revenue from the ConAgg Acquisition, Revenue increased $9.1 million. The higher Revenue was due to increased Sales Volume of $46.8 million, partially offset by lower gross sales prices of approximately $37.7 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $29.4 million, or 4%, to $868.0 million for the nine months ended December 31, 2019. Approximately $16.5 million of the increase was related to the ConAgg Acquisition. The remaining amount was primarily due to higher Sales Volume, which increased Cost of Goods Sold by approximately $30.9 million, partially offset by lower operating costs, which reduced Cost of Goods Sold by approximately $18.0 million. The reduction in operating costs was primarily related to our Recycled Paperboard and Oil and Gas Proppants segments, which are discussed further in our analysis of operating results by segment.

GROSS PROFIT

Gross Profit decreased 1% to $267.4 million during the nine months ended December 31, 2019. The decline was primarily due to lower gross sales prices, partially offset by higher Sales Volume and lower operating costs. The gross margin remained flat at 24%, primarily because lower gross sales prices offset the impact of lower operating expenses.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $3.6 million, or 12%, for the nine months ended December 31, 2019. The increase was primarily due to higher Sales Volume, higher gross sales prices, and lower operating costs, which increased earnings by approximately $2.8 million, $0.2 million, and $0.6 million respectively. The reduction in operating costs was primarily because of lower raw materials, energy, terminal, and fixed costs, which declined by approximately $0.6 million, $0.7 million, $0.5 million and $0.6 million, respectively. These reductions were partially offset by increased purchased cement costs of approximately $1.6 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $21.2 million for the nine months ended December 31, 2019. The increase was due primarily to professional costs incurred in connection with our strategic portfolio review, legal expense, acquisition-related expenses, and the acceleration of stock compensation costs upon the retirement of our Chief Executive Officer during the first quarter of fiscal 2020, which contributed approximately $10.1 million, $1.3 million, $1.9 million, and $5.3 million, respectively, to the increase. The accelerated vesting of all earned but unvested shares of restricted stock held by our Chief Executive Officer was consistent with the terms of the Company’s incentive plan documents and was approved by the Board of Directors.

IMPAIRMENT LOSSES

Impairment Losses were approximately $224.3 million and related to our Oil and Gas Proppants segment. The charges included a $187.6 million impairment of property and equipment, a $29.1 million impairment of right-of-use lease assets, and a $7.6 million impairment of other current assets, primarily inventories. The Impairment Losses have not been included in our Oil and Gas Proppants segment Operating Earnings.

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

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $7.8 million, or 38%, during the nine months ended December 31, 2019. The increase in Interest Expense, net was due primarily to higher interest on borrowings under our Amended Credit Facility. The increase in our Amended Credit Facility was due to the repurchase of approximately 3.6 million shares of our common stock during the first nine months of fiscal 2020.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes declined to $0.5 million during the nine months ended December 31, 2019, primarily as a result of lower Gross Profit, higher Corporate General and Administrative, and Interest Expense and Impairment Losses. This was partially offset by lower Litigation Settlements and Losses and higher Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense for the nine months ended December 31, 2019 decreased to $2.0 million from $54.7 million for the nine months ended December 31, 2018. The effective tax rate increased to 403% from 22% in the prior-year period. The increase in effective tax rate was primarily due to the impairment, discrete income tax expense related to the limitation on the deduction for certain officer compensation, and state income taxes.

NET EARNINGS (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE

Net Earnings (Loss) declined 101% to a Net Loss of $1.5 million for the nine months ended December 31, 2019. Diluted Earnings (Loss) per Share declined 101% to a loss of $0.04 per share.

THREE and nine MONTHS ENDED december 31, 2019 COMPARED WITH 2018 BY SEGMENT

The following presents results within our three business sectors for the three and nine months ended December 31, 2019 and 2018. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$183,031	$163,732	12%	$605,357	$543,681	11%
Less Intersegment Revenue	(6,174)	(3,518)	75%	(17,130)	(11,769)	46%
Less Joint Venture Revenue	(28,382)	(25,369)	12%	(85,775)	(78,112)	10%
Gross Revenue, as reported	$148,475	$134,845	10%	$502,452	$453,800	11%
Freight and Delivery Costs billed to Customers	(11,063)	(10,288)	8%	(39,434)	(36,423)	8%
Net Revenue	$137,412	$124,557	10%	$463,018	$417,377	11%

Sales Volume (M Tons)	1,439	1,344	7%	4,767	4,412	8%
Average Net Sales Price, per ton (2)	$110.09	$107.54	2%	$109.69	$107.94	2%
Operating Margin, per ton	$37.65	$35.12	7%	$32.90	$32.20	2%
Operating Earnings	$54,180	$47,197	15%	$156,827	$142,078	10%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended December 31, 2019

Cement Revenue for the three months ended December 31, 2019 was $183.0 million, a 12% increase over the prior-year period. The increase was primarily due to higher Sales Volume and gross sales prices, which improved Cement Revenue by approximately $14.0 million and $5.3 million, respectively.

Cement Operating Earnings increased by 15% to $54.2 million for the three months ended December 31, 2019. The increase was due primarily to higher Sales Volume and gross sales prices, which positively affected Operating Earnings by approximately $3.5 million and $5.3 million, respectively. This was partially offset by increased operating costs of approximately $1.8 million. The increase in operating costs was due primarily to higher fixed costs, freight, and purchased raw materials of approximately $1.5 million, $0.8 million, and $1.2 million, respectively. These increases were partially offset by lower maintenance costs of approximately $2.2 million. The Operating Margin, as percentage of gross revenue, increased to 30% from 29%, primarily because of increased gross sales prices, partially offset by increased operating costs.

Nine months ended December 31, 2019

Cement Revenue for the nine months ended December 31, 2019 was $605.4 million, an 11% increase over the prior-year period. The increase was primarily due to higher Sales Volume and gross sales prices, which improved Cement Revenue by approximately $48.2 million and $13.5 million, respectively.

Cement Operating Earnings increased by 10% to $156.8 million for the nine months ended December 31, 2019. The increase was due primarily to higher Sales Volume and gross sales prices, which increased Operating Earnings by approximately $11.4 million and $13.5 million, respectively. This was partially offset by increased operating costs of approximately $10.0 million. The increase in operating costs was due primarily to higher fixed costs and freight of approximately $6.6 million and $3.0 million. The Operating Margin, as a percentage of gross revenue, remained flat at 26%, with increased gross sales prices being offset by higher operating costs.

CONCRETE AND AGGREGATES

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, including intersegment	$47,147	$30,841	53%	$142,896	$111,425	28%
Less Intersegment Revenue	(350)	(346)	1%	(1,134)	(1,178)	(4)%
Gross Revenue, as reported	$46,797	$30,495	53%	$141,762	$110,247	29%

Sales Volume -
M Cubic Yards of Concrete	357	237	51%	1,095	846	29%
M Tons of Aggregate	749	747	0%	2,608	2,616	(0)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$112.96	$102.94	10%	$108.17	$102.72	5%
Aggregates - Per Ton	$9.20	$8.68	6%	$9.36	$9.30	1%

Operating Earnings	$3,334	$1,037	222%	$15,023	$10,621	41%

Three months ended December 31, 2019

Concrete and Aggregates Revenue increased 53% to $47.1 million for the three months ended December 31, 2019. Revenue from the ConAgg Acquisition contributed $9.4 million to the increase. The remaining increase in Revenue was due to higher Sales Volume and gross sale prices, primarily for Concrete, which increased Revenue by approximately $5.1 million and $1.8 million, respectively.

Operating Earnings increased 222% to approximately $3.3 million. Excluding the ConAgg Acquisition, Operating Earnings increased approximately $2.2 million, or 212%. This was a result of higher Sales Volume and gross sales prices in our Concrete business, which increased Operating Earnings by approximately $1.5 million and $1.8 million, respectively. This increase was partially offset by higher operating costs of $1.0 million. Higher operating costs were primarily related to increased cost of materials of approximately $1.7 million, partially offset by lower delivery and administrative costs of $0.2 million and $0.4 million, respectively.

Nine months ended December 31, 2019

Concrete and Aggregates Revenue for the nine months ended December 31, 2019 increased 28% to $142.9 million. Revenue from the ConAgg Acquisition contributed $17.8 million to the increase. The remaining increase in Revenue was due to higher Sales Volume and gross sale prices, primarily related to Concrete, which increased Revenue by approximately $11.2 million and $2.5 million, respectively.

Operating Earnings increased 41% to approximately $15.0 million. Excluding the ConAgg Acquisition, Operating Earnings increased approximately $3.1 million, or 29%. This was a result of higher Sales Volume and gross sales prices, primarily related to our Concrete business, which increased Operating Earnings by approximately $0.9 million and $2.5 million, respectively. This increase was partially offset by higher operating costs of approximately $0.2 million.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except per MMSF information)			(in thousands, except per MMSF information)
Gross Revenue, as reported	$125,070	$130,954	(4)%	$380,454	$402,978	(6)%
Freight and Delivery Costs billed to Customers	(27,030)	(26,708)	1%	(81,941)	(80,952)	1%
Net Revenue	$98,040	$104,246	(6)%	$298,513	$322,026	(7)%

Sales Volume (MMSF)	669	653	2%	2,010	1,992	1%
Average Net Sales Price, per MMSF (1)	$146.46	$159.38	(8)%	$148.51	$161.63	(8)%
Freight, per MMSF	$40.40	$40.90	(1)%	$40.77	$40.64	0%
Operating Margin, per MMSF	$57.52	$66.68	(14)%	$57.15	$70.13	(19)%
Operating Earnings	$38,484	$43,543	(12)%	$114,872	$139,694	(18)%

(1) Net of freight per MMSF.

Three months ended December 31, 2019

Gypsum Wallboard Revenue decreased 4% to $125.1 million for the three months ended December 31, 2019, primarily because of a decline in gross sales prices, which negatively affected Revenue by approximately $9.1 million. This was partially offset by higher Sales Volume, which increased Revenue by approximately $3.2 million. Our market share was essentially unchanged over the last year.

Operating Earnings decreased 12% to $38.5 million, primarily due to the decline in gross sales prices, which negatively affected Operating Earnings by approximately $9.1 million. This was partially offset by higher Sales Volume and lower operating costs, which increased Operating Earnings by approximately $1.1 million and $3.0 million, respectively. The lower operating costs were primarily related to paper and energy, which reduced operating costs by approximately $1.8 million and $0.9 million, respectively. The Operating Margin, as a percentage of gross revenue, declined to 31% for the three months ended December 31, 2019, primarily related to the lower gross sales prices, partially offset by lower operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Nine months ended December 31, 2019

Gypsum Wallboard Revenue decreased 6% to $380.5 million for the nine months ended December 31, 2019, primarily because of a decline in gross sales prices, which negatively affected Revenue by approximately $26.1 million. This was partially offset by increased Sales Volume, which increased Revenue by approximately $3.6 million. Our market share was essentially unchanged over the last year.

Operating Earnings declined 18% to approximately $114.9 million. A decrease in gross sales prices negatively affected Operating Earnings by approximately $26.1 million. This was partially offset by higher Sales Volume, which increased Operating Earnings by approximately $1.3 million, while operating costs were flat. The Operating Margin, as a percentage of gross revenue, for the nine months ended December 31, 2019 declined to 30% primarily because of lower gross sales prices. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including intersegment	$37,813	$39,638	(5)%	$122,360	$126,048	(3)%
Less Intersegment Revenue	(15,251)	(16,747)	(9)%	(48,190)	(49,799)	(3)%
Gross Revenue, as reported	$22,562	$22,891	(1)%	$74,170	$76,249	(3)%
Freight and Delivery Costs billed to Customers	(1,073)	(1,172)	(8)%	(3,407)	(3,797)	(10)%
Net Revenue	$21,489	$21,719	(1)%	$70,763	$72,452	(2)%

Sales Volume (M Tons)	80	74	8%	247	235	5%
Average Net Sales Price, per ton (1)	$460.65	$519.29	(11)%	$482.34	$520.02	(7)%
Freight, per ton	$13.41	$15.84	(15)%	$13.79	$16.16	(15)%
Operating Margin, per ton	$112.76	$101.01	12%	$117.65	$110.97	6%
Operating Earnings	$9,021	$7,475	21%	$29,060	$26,078	11%

(1) Net of freight per ton.

Three months ended December 31, 2019

Recycled Paperboard Revenue decreased 5% to $37.8 million during the three months ended December 31, 2019. The decline was due to lower gross sales prices, which adversely affected Revenue by $4.8 million. This was offset by higher Sales Volume, which increased Revenue by $3.0 million. The decrease in gross sales prices was due to the pricing provisions in our long-term sales agreements.

Operating Earnings improved 21% to $9.0 million, primarily due to higher Sales Volume and lower operating costs, which increased Operating Earnings by $0.5 million and $5.8 million, respectively. This was partially offset by the decline in gross sales prices, which adversely affected Operating Earnings by approximately $4.8 million. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $6.1 million. In connection with the planned expansion at our paper mill, we had an extended outage during the quarter to install new operating equipment. This outage reduced production during the quarter and led to increased costs of approximately $1.5 million. Operating Margin, as a percentage of gross revenue, increased to 24% from 19%, primarily because of lower operating costs, partially offset by lower gross sales prices.

Nine months ended December 31, 2019

Recycled Paperboard Revenue decreased 3% to $122.4 million for the nine months ended December 31, 2019. The decline was due to lower gross sales prices, which adversely affected Revenue by $9.8 million. This was offset by higher Sales Volume, which increased Revenue by $6.2 million. The decrease in gross sales prices was due to the pricing provisions in our long-term sales agreements.

Operating Earnings improved 11% to $29.1 million, primarily due to higher Sales Volume and lower operating costs, which increased Operating Earnings by $1.2 million and $11.6 million, respectively. This was partially offset by the decline in gross sales prices, which adversely affected Operating Earnings by approximately $9.8 million. The decrease in operating costs was primarily related to lower input costs, which positively affected Operating Earnings by approximately $11.9 million. In connection with the planned expansion at our paper mill, we had an extended outage during the quarter to install new operating equipment. This outage reduced production during the quarter and led to increased costs of approximately $1.5 million. Operating Margin, as a percentage of gross revenue, increased to 24% from 21%, primarily because of lower operating costs, partially offset by lower gross sales prices.

OIL AND GAS PROPPANTS

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2019	2018	Percentage Change	2019	2018	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, as reported	$7,345	$14,100	(48)%	$36,534	$65,266	(44)%

Sales Volume (M Tons)	200	365	(45)%	963	1,129	(15)%
Average Net Sales Price, per ton (1)	$23.60	$24.58	(4)%	$25.47	$37.13	(31)%
Operating Loss	$(6,805)	$(9,324)	(27)%	$(15,944)	$(19,554)	(18)%

(1) Net of freight per ton.

Three months ended December 31, 2019

Revenue from our Oil and Gas Proppants segment declined 48% to approximately $7.3 million during the three months ended December 31, 2019. The decline was due to lower gross sales prices and Sales Volume, which adversely affected Revenue by approximately $0.4 million and $6.4 million, respectively.

Operating Loss for the quarter decreased 27% to approximately $6.8 million. The decrease was primarily due to lower operating costs, which reduced Operating Loss by $2.9 million. This was partially offset by lower gross sales prices, which increased Operating Loss by $0.4 million. The lower operating costs were primarily related to decreases in contract mining, delivery, and depreciation and depletion costs of approximately $0.4 million, $0.3 million, and $3.5 million, respectively, partially offset by higher fixed costs of $1.7 million.

Nine months ended December 31, 2019

Revenue from our Oil and Gas Proppants segment declined 44% to approximately $36.5 million during the nine months ended December 31, 2019. The decline was due to lower gross sales prices and Sales Volume, which adversely affected Revenue by approximately $19.1 million and $9.7 million, respectively.

Operating Loss declined 18% to approximately $15.9 million. The decline was a result of lower operating costs, which reduced Operating Loss by approximately $16.5 million. This decrease was partially offset by lower gross sales prices of approximately $12.9 million. Lower operating costs were primarily related to decreases in contract mining and depreciation and depletion of approximately $7.2 million and $12.5 million, respectively, partially offset by higher fixed costs of $3.9 million.

During the three months ended December 31, 2019, we recognized an Impairment Loss of approximately $224.3 million related to the property and equipment, inventory, prepaid and current assets, and right of use lease assets. The Impairment Loss is not included in the Operating Loss disclosed above. See Footnote (C) of the Notes to Unaudited Consolidated Financial Statements for more discussion of the Impairment Loss.

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

IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended December 31, 2019, we recognized an Impairment Loss of approximately $224.3 million related to the property and equipment, inventory, prepaid and current assets, and right-of-use lease assets. See Footnote (C) of the Notes to Unaudited Consolidated Financial Statements of the Form 10-Q for more discussion of the Impairment Loss.

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of the Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2019	2018
	(dollars in thousands)
Net Cash Provided by Operating Activities	$320,619	$294,100
Investing Activities:
Additions to Property, Plant, and Equipment	(84,056)	(126,446)
Acquisition Spending	(30,424)	—
Proceeds from Sale of Property, Plant, and Equipment	—	2,281
Net Cash Used in Investing Activities	(114,480)	(124,165)
Financing Activities:
Increase in Credit Facility	275,000	5,000
Repayment of Unsecured Private Placement Senior Notes	(36,500)	—
Dividends Paid to Stockholders	(13,131)	(14,293)
Purchase and Retirement of Common Stock	(313,887)	(191,800)
Proceeds from Stock Option Exercises	2,996	1,992
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,963)	(1,842)
Net Cash Provided by (Used in) Financing Activities	(88,485)	(200,943)
Net Increase(Decrease) in Cash, Cash Equivalents, and Restricted Cash	$117,654	$(31,008)

Cash flows from operating activities increased by $26.5 million to $320.6 million during the nine months ended December 31, 2019. This was primarily attributable to increased cash flow from changes in working capital of

$63.1 million, partially offset by lower Net Earnings, including non-cash adjustments of approximately $34.6 million and dividends from our Joint Venture of $2.0 million.

Working capital at December 31, 2019 increased by $96.2 million to $344.5 million. The increase was primarily due to higher Cash and Accounts and Notes Receivable of approximately $117.7 million and $11.6 million, respectively, and decreased Accounts Payable and Current Portion of Long-term Debt of approximately $15.9 million and $36.5 million, respectively. This was partially offset by increased Accrued Liabilities, Income Tax Payable, and Operating Lease Liabilities of approximately $5.8 million, $20.0 million and $10.6 million, respectively, and decreased Inventory and Income Tax Receivables of approximately $40.9 million and $5.5 million, respectively. The increase in Accounts and Notes Receivable was primarily because of higher Revenue during the quarter. The reduction in Inventory was due to increased shipments and also the seasonal nature of our business. The increase in Operating Lease Liabilities was because of the adoption of the new accounting standards requiring the recognition of right-of-use assets and liabilities related to leases on the balance sheet. The reduction in Current Portion of Long-term Debt was due to our payment of the final tranche of the Private Placement Unsecured Notes. The changes in Accounts Payable, Accrued Liabilities and Income Tax Receivable and Payable are due primarily to timing.

The increase in Accounts and Notes Receivable at December 31, 2019 was primarily related to higher Revenue during the three months ended December 31, 2019 as compared with the three months ended March 31, 2019. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 40% at December 31, 2019 and 45% at March 31, 2019. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at December 31, 2019. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at December 31, 2019.

Our Inventory balance at December 31, 2019 declined by approximately $40.9 million from our balance at March 31, 2019. Within Inventory, raw materials and materials-in-progress, finished cement, and recycled paperboard decreased approximately $28.6 million, $3.1 million, and $4.1 million, respectively. These declines do not include the write off of frac sand inventories discussed in Footnote (C) Impairment Losses, which totaled approximately $6.3 million. The decrease in raw materials and materials-in-progress and finished cement is consistent with our business cycle: we generally build up clinker inventory during the winter to meet demand in the spring and summer. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence due to our products being basic construction materials.

Net Cash Used in Investing Activities during the nine months ended December 31, 2019 was approximately $114.5 million, compared with $124.2 million in fiscal 2019, a decrease of approximately $9.7 million. The decrease was primarily related to reduced capital spending of approximately $42.3 million. This was partially offset by the ConAgg Acquisition, which increased Net Cash Used in Investing Activities by $30.4 million, and by lower proceeds from sales of fixed assets of $2.2 million. The decline in capital spending was primarily due to lower capital spending in our Cement and Oil and Gas Proppants businesses of $25.4 million and $48.5 million, respectively. This was partially offset by higher spending in our Recycled Paperboard business of $34.6 million. The decrease in capital spending in our Oil and Gas Proppants segment was due to the completion of build-out of our Utica, Illinois facility, which was completed in June 2018. The increase in capital spending in our Recycled Paperboard segment was related to expanding our paper machine, which is expected to improve efficiency and increase output. We anticipate spending approximately $15.0 million more on this project before its expected completion in the spring of 2020.

Net Cash Used in Financing Activities was approximately $88.5 million during the nine months ended December 31, 2019, compared with $200.9 million in fiscal 2019. The $112.4 million decrease was primarily because of a $233.5 million net increase in borrowings, partially offset by a $122.1 million increase in the repurchase and retirement of common stock.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 50.9% and 47.3%, respectively, at December 31, 2019, compared with 36.4% and 36.1%, respectively, at March 31, 2019.

Debt Financing Activities

BANK CREDIT FACILITY

We have a revolving credit facility (as amended as described below, the Amended Credit Facility) that terminates on August 2, 2021. During May 2019, we exercised our option to expand the revolving credit facility and increased the borrowing capacity from $500.0 million to $750.0 million. The Amended Credit Facility also includes a swingline loan sublimit of $25.0 million, which terminates on August 2, 2021. On December 20, 2019, we amended the revolving credit facility, which, among other things, primarily (i) modified the interest rates with respect to outstanding borrowings; (ii) allowed for the consummation of the Kosmos Acquisition; (iii) permitted the incurrence of additional indebtedness necessary to consummate the Kosmos Acquisition; (iv) modified the financial covenants to increase maximum leverage permitted under the Amended Credit Facility; and (v) made other changes, namely the selection of an alternate benchmark rate to replace the London Interbank Offered Rate (LIBOR). Borrowings under the Amended Credit Facility are guaranteed by substantially all of the Company's subsidiaries. The debt under the Amended Credit Facility is not rated by ratings agencies.  At our option, outstanding principal amounts on the Amended Credit Facility bear interest at a variable rate equal to either (i) The LIBOR plus an agreed margin (ranging from 125 to 200 basis points), which is to be established quarterly based on the Company's ratio of consolidated EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, to the Company's consolidated indebtedness (the Leverage Ratio); or (ii) an alternate base rate, which is the highest of (a) the prime rate, (b) the federal funds rate plus ½% per annum, or (c) one month LIBOR plus 1.0%, in each case plus an agreed margin (ranging from 25 to 100 basis points). In the case of loans bearing interest at a rate based on the alternate base rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on LIBOR, interest is payable at the end of the LIBOR advance periods, which can be up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Amended Credit Facility ranging from 15 to 30 basis points depending upon the Leverage Ratio. The Amended Credit Facility contains customary covenants that restrict our ability to incur additional debt; encumber our assets; sell assets; make or enter into certain investments, loans, or guaranties; and enter into sale and leaseback arrangements. The Amended Credit Facility also requires us to maintain a consolidated indebtedness ratio (calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions) of 4.0:1.0 or less for fiscal quarters ended between December 31, 2019 and June 30, 2020; 3.75:1.0 for fiscal quarters ended between September 30, 2020 through December 31, 2020; and 3.5:1.0 for fiscal quarters after December 31, 2020. The Amended Credit Facility also requires us to maintain an interest coverage ratio (consolidated earnings before interest, taxes, depreciation, amortization, certain transaction-related deductions, and other non-cash deductions to consolidated interest expense) of at least 2.5:1.0. We were in compliance with all financial ratios and tests at December 31, 2019. We had $585.0 million of borrowings outstanding under the Amended Credit Facility at December 31, 2019. We had $158.1 million of available borrowings under the Amended Credit Facility, net of the outstanding letters of credit, at December 31, 2019, all of which was available for future borrowings based on our current leverage ratio.

The Amended Credit Facility has a $40.0 million letter of credit facility. Under the letter of credit facility, the Company pays a fee at a per annum rate equal to the applicable margin for Eurodollar loans in effect from time to time plus a one-time letter of credit fee in an amount equal to 0.125% of the initial stated amount. At December 31, 2019, we had $6.9 million of outstanding letters of credit.

Term Loan Agreement

On December 20, 2019, we entered into a Credit Agreement (the Term Loan Agreement) establishing a $665.0 million term loan facility which, subject to the satisfaction of certain customary conditions, may be used to pay the Kosmos Purchase Price and fees and expenses incurred in connection with the Kosmos Acquisition. As of December 31, 2019, there has been no borrowing under the Term Loan Agreement. The commitments for the Term Loan Agreement terminate on the earlier of (a) the fifth business day following March 31, 2020, in the event that the term loans under the Term Loan Agreement have not been funded on or prior to such date and (b) the valid termination of the asset purchase agreement without the occurrence of the consummation of the Kosmos Acquisition. The term loan would mature on August 2, 2021.

Borrowings under the Term Loan Agreement will bear interest, at our option, at a floating rate per annum equal to either the alternate base rate (consistent with the Amended Credit Facility), plus a margin between 25 and 100 basis points, or based on the adjusted LIBOR plus a margin between 125 and 200 basis points, depending on the ratio of our consolidated indebtedness to consolidated EBITDA (consistent with the Amended Credit Facility). We must also maintain a ratio of consolidated indebtedness to consolidated EBITDA consistent with the Amended Credit Facility.

4.500% SENIOR UNSECURED NOTES DUE 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semi-annually on February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Amended Credit Facility and the Term Loan Agreement. Prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a make-whole premium. Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

Percentage
2021	102.25%
2022	101.50%
2023	100.75%
2024 and thereafter	100.00%

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally, and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Amended Credit Facility. See Footnote (T) to the Unaudited Consolidated Financial Statements for more information on the guarantors of the Senior Public Notes.

PRIVATE PLACEMENT UNSECURED NOTES

On October 2, 2019, we paid $36.5 million to retire the remaining notes due under the Private Placement Senior Unsecured Notes.

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

We had approximately $62.5 million of lease liabilities at December 31, 2019 with an average remaining life of approximately 9.2 years. We do not have any off-balance sheet debt, or any outstanding debt guarantees. We have available under the Amended Credit Facility a $40.0 million Letter of Credit Facility. At December 31, 2019, we had $6.9 million of letters of credit outstanding that renew annually. We are contingently liable for performance under $28.7 million in performance bonds relating primarily to our mining operations.

Other than the Amended Credit Facility, we have no other source of committed external financing in place. Should the Credit Facility be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Amended Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business. Our Amended Credit Facility is not rated by the rating agencies.

We believe that our cash flow from operations and available borrowings under our Amended Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures, and dividend and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Amended Credit Facility, the level of competition, and general and economic factors beyond our control. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including, 4.500% Senior Unsecured Notes and borrowings under the Amended Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Dividends

Dividends paid were $13.1 million and $14.3 million, respectively, for the nine months ended December 31, 2019 and 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2019	364,200	$87.47	364,200
May 1 through May 31, 2019	965,880	89.28	965,880
June 1 through June 30, 2019	909,793	88.22	909,793
Quarter 1 Totals	2,239,873	$88.56	2,239,873
July 1 through July 31, 2019	1,022,000	$87.46	1,022,000
August 1 through August 31, 2019	312,236	83.75	312,236
September 1 through September 30, 2019	—	—	—
Quarter 2 Totals	1,334,236	$86.59	1,334,236
October 1 through October 31, 2019	—	$—	—
November 1 through November 30, 2019	—	—	—
December 1 through December 31, 2019	—	—	—
Quarter 3 Totals	—	$-	—
Year-to-Date Totals	3,574,109	$87.82	3,574,109	7,305,649

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. Including this authorization, our Board of Directors has approved the repurchase in the open market of a cumulative total of 48.4 million shares of our Common Stock since we became publicly held in April 1994. We have repurchased approximately 41.1 million shares from April 1994 through December 31, 2019. We currently have authorization to repurchase an additional 7,305,649 shares.

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

During the nine months ended December 31, 2019, the Company withheld from employees 58,921 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table compares capital expenditures:

	For the Nine Months Ended December 31,
	2019	2018
	(dollars in thousands)
Land and Quarries	$4,507	$1,672
Plants	71,688	85,491
Buildings, Machinery, and Equipment	10,536	39,283
Total Capital Expenditures	$86,731	$126,446

Capital expenditures for fiscal 2020 are expected to range from $120.0 million to $130.0 million and to be allocated across the Heavy and Light Materials sectors. Identified projects include a $70.0 million investment to expand and enhance our papermill, which has been sold out for several years. This project will enable the facility to increase line speeds which in turn increases output, and to replace the high-cost raw materials with a low-cost, more sustainable alternative. We expect the project to be completed by late spring 2020 and to increase our paper capacity by approximately 70,000 tons. Additionally, we anticipate spending approximately $665 million to complete the Kosmos Acquisition during the fiscal fourth quarter.

The capital expenditures for the nine months ended December 31, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows. It includes $2.7 million of capital expenditures that were accrued at December 31, 2019 and therefore are not included in the Statement of Cash Flows. See Footnote (D) of the Unaudited Consolidated Financial Statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Amended Credit Facility. From time to time we have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. As of December 31, 2019, we have a $750.0 million Amended Credit Facility, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $585.0 million of borrowings outstanding at December 31, 2019 would increase interest expense by approximately $5.9 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

Item 4. Controls and Procedures

We have established a system of disclosure controls and procedures designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

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

On May 30, 2019, we announced our plan to separate our Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to our shareholders. The separation, which is expected to be completed in the summer of calendar 2020, is subject to final approval of our Board of Directors. In addition, unanticipated developments, including possible delays in obtaining the necessary tax opinion, regulatory approvals or clearances and uncertainty of the financial markets, could delay or prevent the completion of the proposed separation or cause the proposed separation to occur on terms or conditions that are different from those currently expected. As a result, we cannot assure that we will be able to complete the proposed separation on the terms or the timeline that we announced, if at all.

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

Frac sand is a proppant used in the completion and re-completion of oil and natural gas wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, or a shift in demand from higher-margin frac sand to lower-margin frac sand, could have a material adverse effect on our Oil and Gas Proppants business. The development and use of new technology for effective alternative proppants, or new technologies allowing for improved placement of proppants at reduced volumes, or the development of new processes to replace hydraulic fracturing altogether could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our Oil and Gas Proppants business. Similarly, the continued presence of lower cost in-basin frac sand could continue to adversely affect our Oil and Gas Proppants business.

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

Our Amended Credit Facility and Senior Unsecured Notes, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial, and infrastructure construction activity by impacting the cost of borrowed funds to builders. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our Amended Credit Facility. Inflation can result in higher interest rates. With inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations.

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

The anticipated benefits of the acquisition of the Kosmos Business may not be realized fully or at all and may take longer to realize than expected.

The acquisition of the Kosmos Business involves the integration of an independently operated business into our business operations.  The integration process may be complex, costly and time-consuming, which could adversely affect our businesses, financial results and financial condition.  Our management team will be required to devote significant attention and resources to the integration process.  Even if the integration is successful, it may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expect to realize or these benefits may not be achieved within a reasonable period of time.

The acquisition of the Kosmos Business may not be consummated on the proposed terms, within the expected timeframe, or at all.

Completion of the acquisition of the Kosmos Business is subject to the satisfaction of various conditions.  All of these conditions may not be satisfied, and the acquisition may not be completed on the proposed terms, within the expected timeframe, or at all.  If we are unable to complete the proposed transaction, it will have incurred substantial expenses and diverted significant management time and resources from its ongoing business without the intended benefit.  For more information about the acquisition of the Kosmos Business, see Footnote (B) of the Notes to Consolidated Financial Statements.

We will incur significant one-time transaction costs in connection with the acquisition of the Kosmos Business.

We expect to incur significant one-time integration costs in connection with the acquisition of the Kosmos Business, including legal, financing, accounting and financial advisory fees and expenses, which are currently estimated to be approximately $10 million.

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

Item 6. Exhibits

10.1

Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Eagle Materials Inc., as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, Issuing Bank and Swingline Lender thereunder (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on December 20, 2019, and incorporated herein by reference).

10.2

Credit Agreement, dated as of December 20, 2019, among Eagle Materials Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA, Bank of America, N.A., PNC Bank, National Association, Wells Fargo Bank, N.A. and Truist Bank , as Co-Syndication Agents, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 20, 2019, and incorporated herein by reference).

10.3*	Asset Purchase Agreement between Eagle Materials Inc. and Kosmos Cement Company, dated as of November 25, 2019.
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

February 4, 2020	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

February 4, 2020	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

February 4, 2020	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)