Form 10-K
period 2020-03-31
EAGLE MATERIALS INC
filed 2020-05-22
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2020

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

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.7 billion.

As of May 18, 2020, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	41,616,959

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 5, 2020 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries, (the Company, which may be referred to as we, our, or us) is a leading supplier of heavy construction materials and light building materials in the United States. Our primary products are commodities that are essential in commercial and residential construction; public construction projects; and projects to build, expand, and repair roads and highways. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification. We also produce sand used in hydraulic fracturing as part of our Oil and Gas Proppants sector. As previously announced, we are pursuing alternatives for our Oil and Gas Proppants business, which contributed approximately 3% of fiscal 2020 revenue.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 19, 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the company was renamed Eagle Materials Inc. (NYSE: EXP).

Eagle Materials Inc. benefits from several competitive strengths that have enabled the Company to deliver consistently strong operating results and profitable growth. These advantages include:

Integrated plant network with a broad and diversified geographic reach - our plants are located near both raw material reserves and customers in high-growth U.S. markets, providing regional diversification and reducing exposure to regional construction cycles;

Low-cost producer position - which we maintain through cycles;

Capacity flexibility - enabling us to operate at high utilization levels generally, quickly position for downturns, and efficiently ramp up for demand rebounds;

Strong raw material reserves - between 20-50 years of raw-material reserves for each of our cement and wallboard facilities, providing uninterrupted supply of low-cost materials;

Proven management - Our current management team has significant and valuable experience, with an average industry experience of over 20 years, spanning several business cycles. Management’s conservative balance sheet strategy focuses on maintaining prudent levels of leverage and liquidity through the business cycle, to protect the balance sheet through downturns and enable us to take advantage of growth opportunities, whether organic or through acquisitions;

These strengths form the basis of the Company’s strategy to protect and advance its competitive position and continue to deliver profitable growth.

Strategy

We rigorously pursue four overarching strategic objectives that consistently differentiate us from our competitors and contribute to our margin performance and growth: being a low-cost producer in all our markets, maintaining a decentralized operating structure, operating solely in the United States in regionally diverse and attractive markets, and achieving profitable growth through both strategic acquisitions and the organic development of our asset network.

Continuously innovate to advance our low-cost producer position

Our goal and the bedrock of our strategy, is to be a low-cost producer in each of the markets in which we compete. We have right-sized capacity to service the markets we cover, and we focus diligently on reducing costs and making our operations more efficient to manage free cash flow though the economic cycle. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits. The products we make are basic necessities, and competition is often based largely on price, with consistent quality and customer service also being important considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns and stronger free cash flow generation. Being a low-cost producer is not only key to our commercial success, it also fully aligns with and advances our commitment to sustainable environmental practices. To maintain our low-cost producer position, we are always innovating our production processes with the aim of using fewer resources to make the same commodities. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

Maintain decentralized operating structure

The Company operates through a decentralized structure: operations are managed separately, and products are branded and marketed by our individual companies. This regional-market strategy provides several benefits, including increased familiarity with our customers, higher brand recognition, and lower transportation costs, which is a meaningful advantage in the construction materials industry. We view our cement plant system and our wallboard plant system as discrete integrated networks, allowing us to ship products and minimize freight costs. The impact of regional construction cycles on our businesses is mitigated to some degree by our geographic diversification and integrated network of plants.

Operate in regionally diverse and attractive markets

Demand for our products depends on construction activity which tends to correlate with population growth. While the Company’s markets include most of the United States, approximately 80% of our total revenue is generated in ten states: California, Colorado, Illinois, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Texas, and Wyoming. Population growth, which is a major driver of construction products and building materials demand, is expected to grow approximately 28% between the 2010 census and 2040 for these ten states, compared to 23% population growth for the United States as a whole, according to the latest update in December 2018 by the Weldon Cooper Center at the University of Virginia. In our Light Materials sector, we have located operations primarily in the southern part of the United States, known as the Sun Belt. According to the same study, population in the Sun Belt is expected to grow by approximately 38% between the 2010 census and 2040.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through acquisitions and the organic development of our asset network. Since 2012, we have expanded the Heavy Materials sector principally through acquisitions, with total investments of approximately $1.9 billion, including our recent purchase of Kosmos Cement Company. These investments have more than doubled our U.S. cement capacity, making us the largest independent U.S. cement producer.

These acquisitions have expanded our geographic footprint so that we now have a contiguous, integrated cement system from California to western Pennsylvania and south to Texas. We have completed additional bolt-on acquisitions, which also contribute to our expanded geographic footprint.

The Company will continue to proactively pursue acquisition opportunities that further our growth across the Heavy Materials sector. Our free cash flow enables us to consider acquisitions and organic growth opportunities that align with our return on investment profitability objectives.

When an otherwise attractive potential acquisition or investment in organic growth does not meet our return requirements, our practice is to return cash to shareholders. Since becoming a public company in 1994, our share count is down approximately 40%, and we have returned approximately $2.1 billion to our shareholders, through a combination of share repurchases and dividends.

Planned Separation of Heavy Materials and Light Materials Businesses

As previously announced on May 30, 2019, the Company plans to separate its Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to Eagle shareholders.  We remain committed to the separation, although the timing is uncertain.  We continue preparations to ensure that the two businesses are well-positioned for the separation when the markets recover from the effects of the COVID-19 pandemic.

RECENT DEVELOPMENTS

Acquisitions

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. for approximately $669 million. The acquisition included a (i) cement plant located in Louisville, Kentucky; (ii) a limestone quarry located in Battletown, Kentucky; (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky; and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations, and various other liabilities and obligations arising out of or relating to the Kosmos Business after the transaction closed. The Kosmos Business is included in our Heavy Materials Sector, in the Cement segment.

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $30.4 million. The ConAgg Acquisition is included in our Heavy Materials sector, in the Concrete and Aggregates segment.

See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding these acquisitions.

Divestiture

On April 17, 2020 we sold our Western Aggregates and Mathews Readymix operations for $93.5 million to Teichert, Inc. a California-based construction company. These operations were included in our Concrete and Aggregates segment. See Footnote (C) to the Audited Consolidated Financial Statements for more information regarding the sale.

Oil and Gas Proppants

As previously announced, we are pursuing alternatives for the assets and business included in the Oil and Gas Proppants sector. In March 2020, we completed the sale of our Wildcat Minerals distribution business. We are continuing to explore alternatives for the remaining assets included in our Oil and Gas Proppants business. Although we have pursued for some time the possible sale or disposition of our remaining Oil and Gas Proppants business to third parties, we are also considering a full curtailment of operations or closure of our Oil and Gas Proppants facilities. There can be no assurance that we will be able to effect a sale of this business or realize significant proceeds from a sale or other disposition transaction.

EMPLOYEES

As of March 31, 2020, the Company had approximately 2,400 employees, of which approximately 800 were employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in infrastructure, commercial, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. Demand has been strong for these construction products over the last several years. Cement consumption in the United States, as estimated by the PCA, was approximately 109.8 million short tons in calendar 2019, compared with 106.1 million short tons in calendar 2018, and imported cement consumption was 16% of total sales in calendar 2019 compared with 15% in calendar 2018.

Cement

Cement is the basic binding agent for concrete, a primary construction material. The principal sources of demand for cement are public infrastructure, commercial construction and residential construction, with public infrastructure accounting for nearly 50% of cement demand. Because of its low-value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each producer can market its products profitably. Management believes shipments by truck are generally limited to a 150-mile radius from each plant and approximately 300 miles by rail and further by barge. Therefore, the U.S. cement industry comprises numerous regional markets rather than a single national market. Cement consumption is affected by the time of year and prevalent weather conditions. Cement sales are generally greatest from spring through the middle of autumn.

The manufacturing process for portland cement primarily involves four main steps, as shown in the graphic below:

We also produce and market other cementitious products, including slag cement and fly ash. Slag granules are obtained from a steel company and ground in our grinding facility. Slag is used in concrete mix designs to improve the durability of concrete and reduce future maintenance costs. Fly ash is a by-product of a coal-fired power plant and acts as an extender of cement in concrete.

~~Cement Plants~~

We operate eight modern cement plants (one of which is operated through a joint venture); and one slag grinding facility. The acquisition of Kosmos increased our clinker capacity to 6.9 million tons, which is approximately 6% of total U.S. clinker capacity (clinker is the intermediary product before it is ground into cement powder). All of our cement plants use dry-process technology, and approximately 80% of our clinker capacity is produced from preheater or preheater/pre-calciner kilns, which are generally more energy-efficient kiln types. In addition to production facilities, we also operate 29 cement storage and distribution terminals.

Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. Our joint venture includes a minority interest in an import terminal in Houston, Texas, from which we can purchase up to 495,000 short tons annually. Our slag facility is located near Chicago, Illinois and has 500,000 tons annual grinding capacity.

The following table sets forth information regarding our cement plants at March 31, 2020 (tons are in thousands of short tons):

Plant Location	Owned or Leased Reserves	Rated Annual Clinker Capacity (1)		Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Estimated Minimum Limestone Reserves (2)	Estimated Minimum Limestone Reserves (Years) (3)	Fiscal 2020 Tons Mined
Buda, TX	Owned	1,300	(4)	1,435	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	222,660	50+	1,880
LaSalle, IL	Owned	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006	43,530	38	1,206
Sugar Creek, MO	Owned	1,000		1,300	Dry – 5 Stage Preheater/Pre-calciner	1	2002	123,400	50+	1,115
	Leased							9,740
Laramie, WY	Owned	650		800	Dry – 2 Stage Preheater	1	1988	116,920	50+	1,285
	Leased							101,150
					Dry – Long Dry Kiln	1	1996
Tulsa, OK	Owned	650		900	Dry – Long Dry Kiln	1	1961	49,375	50+	910
	Leased				Dry ‒ Long Dry Kiln	1	1964	4,450
Fernley, NV	Owned	500		550	Dry – Long Dry Kiln	1	1964	13,980	50+	506
	Leased				Dry – 1 Stage Preheater	1	1969	68,650
Louisville, KY (5)	Owned	1,700		2,000	Dry - 4 Stage Preheater/Pre-calciner	1		114,000	50+	65
Fairborn, OH	Owned	730		980	Dry – 4 Stage Preheater	1	1974	24,760	29	1,010
	Leased							4,100
Total-Gross		7,530		9,065
Total-Net (6)		6,880		8,350
(1)	One short ton equals 2,000 pounds.
(2)	All limestone reserves are considered to be probable under the definition provided by Industry Guide 7.
(3)	Years of limestone reserves calculated using annual rated capacity.
(4)	The amount shown represents 100% of plant capacity and production. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(5)	Plant was purchased on March 6, 2020.
(6)	Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly owned except the Buda, Texas plant (the Joint Venture), which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 5.4 million short tons in fiscal 2020 and 4.9 million short tons in fiscal 2019. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 5.9 million and 5.3 million short tons in fiscal 2020 and fiscal 2019, respectively.

~~Demand, Sales, and Distribution~~

The principal sources of demand for cement and slag are infrastructure, commercial construction, and residential construction, with public works infrastructure comprising nearly 50% of total demand. Cement consumption in the U.S. increased approximately 3% during calendar 2019 from calendar 2018, and the Portland Cement Association forecasts cement consumption will increase another approximately 2% in calendar 2020. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greatest from spring through the middle of autumn. Demand for slag has increased as the availability of fly ash has decreased due to the conversion of power plants from coal to natural gas.

Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products profitably. The low value-to-weight ratio generally limits shipments by truck to a 150-mile radius of each plant and up to 300 miles by rail and further barge. Consequently, the U.S. cement industry is made up of regional markets rather than a single national selling market. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

Environmental and zoning regulations have made it increasingly difficult for the U.S. cement industry to expand existing facilities and to build new cement facilities. Although we cannot predict which policies will be adopted in the future by federal, state, and local governmental bodies, we anticipate that future restrictions will likely continue to make zoning and permitting of new capacity additions difficult. This could potentially enhance the value of our existing facilities. Furthermore, cost-efficient alternatives to cement are currently limited, and the availability of some alternatives is diminishing. For example, the availability of fly ash, a cement replacement, has decreased as a result of the conversion of power plants from coal to natural gas and other forms of energy.

The difficulty in adding cement capacity, coupled with limited alternatives, leads to high U.S. cement manufacturing utilization rates, as well as the need for imported cement when demand levels are high.  Cement imports into the U.S. occur primarily to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports along the coast or on the Great Lakes, or transported on the Mississippi River system near major population centers. Our position in the U.S. heartland, away from import terminals, insulates us from coastal imports, given the expense of transporting cement from deep water ports into the heartland regions. This geographic position further enhances the value of our plant network.

The Portland Cement Association estimates that imports represented approximately 16% of cement used in the U.S. during calendar 2019, compared with 15% in calendar 2018. The PCA also estimates that imports will represent approximately 16% of calendar 2020 consumption. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total consumption will consistently be served by imported cement.

The following table sets forth information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have a total of 29 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)
Buda, Texas	Cement	Texas Lehigh Cement Company LP	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan and southern Wisconsin	Hartland, Wisconsin; Ottawa, Illinois
Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska and Iowa	Sugar Creek, Missouri; Iola, Kansas; Wichita, Kansas; Omaha, Nebraska; Altoona, Iowa; Springfield, Missouri
Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas and southern Missouri	Oklahoma City, Oklahoma
Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California
Louisville, Kentucky	Cement	Kosmos Cement Company	Kentucky, Ohio, Indiana, West Virginia, eastern Illinois, western Pennsylvania and northern Tennessee	Indianapolis, Indiana; Ceredo, West Virginia; Lexington, Kentucky (2); Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Mount Vernon, Indiana (2)
Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri; Etna, Pennsylvania; Fairfield, Ohio (2)
(1)	Each of the above distribution terminals are capable of handling both cement and slag.
(2)	This facility is being leased.

We are leasing the terminal in Fairfield, Ohio under an initial term of four years, with two one-year options, which expire in fiscal 2025. The terminal in Lexington, Kentucky is being leased under an initial term of five years and will be up for renewal in fiscal 2024. The terminal in Mt. Vernon, Indiana is leased through fiscal 2031, and contains options that will allow the renewal of this lease for an additional twenty years.

Cement and slag are distributed directly to our customers mostly through customer pickups, and also by common carriers from our plants or distribution terminals. We transport cement, slag, and fly ash by truck, barge, and rail to our storage and distribution terminals.

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2020. We do not typically enter into long-term sales contracts or have a significant level of order backlog. Cement and slag are generally sold to companies in private industry that contract with state and local entities for infrastructure and other public works projects.

~~Raw Materials and Fuel Supplies~~

The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained primarily through mining and extraction operations conducted at quarries that we own or lease, and that are located in close proximity to our plants. We believe that the estimated recoverable limestone reserves we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. We are actively seeking additional limestone reserves close to our plants and believe we will be able to acquire more reserves in the future. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can be obtained either from Company-owned or leased reserves or can be purchased from outside suppliers.

We utilize coal, petroleum coke, natural gas, and alternative fuels to fuel our cement plants. The cost of fuel decreased in fiscal 2020, compared with fiscal 2019, due to lower coal and petroleum coke costs. The Tulsa plant burns fuel-quality wastes, as well as coal and petroleum coke, and the Sugar Creek plant burns alternative fuels and petroleum coke. When we acquired Sugar Creek and Tulsa in late 2012, both plants had existing alternative fuels programs managed by a company that supplied alternative fuels and materials to the cement plants. In keeping with our commitment to sustainability and cost management, we continue to use these alternative fuels and materials programs at the Sugar Creek and Tulsa plants.

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

~~Environmental Matters~~

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

The following seven environmental issues involving the cement manufacturing industry deserve special mention.

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

The third environmental issue involves the potential regulation of our emission of greenhouse gases (GHGs), including carbon dioxide.  The consequences of GHG emission reduction regulations for our cement operations will likely be significant because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures; and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide.  In the future, it is possible that the EPA will propose performance standards for GHG emissions for the cement manufacturing sector, as it recently has done for the electric generating sector through the Affordable Clean Energy (ACE) rule, 84 Fed. Reg. 32,520 (Jul. 8, 2019).  Further, several states have individually implemented or are presently considering measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs.  It is not possible at this time to predict how any future legislation that may be enacted or final EPA regulations that may be adopted to address GHG emissions would impact our business.  However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

The fourth environmental issue is the EPA’s National Emissions Standards for Hazardous Air Pollutants for Portland cement plants (PC NESHAP), which requires cement plants to meet certain emission and operating standards addressing specific hazardous air pollutants (HAP).  Pursuant to CAA Sections 112(d) and (f), the EPA determined on July 25, 2018, that no revisions to the HAP regulations are necessary to address residual risk from HAP emissions from Portland cement plants, nor to account for developments in practices, process or control technologies.  This determination has been challenged by environmental groups in the D.C. Circuit and the litigation is being held in abeyance while the EPA considers the environmental groups’ administrative petition for reconsideration of the determination.  In the future, EPA is required by the CAA to review whether new developments in practices, process or control technologies require further revisions to the PC NESHAP.

The fifth environmental issue is the EPA’s promulgation pursuant to Section 129 of the CAA of revised regulations for Commercial and Industrial Solid Waste Incineration (CISWI) units.  The EPA has approved several states’ implementation plans under this rule, including plans submitted by Colorado and Oklahoma, and has proposed a federal plan that would apply in states that have not submitted and received approval for a state plan has.  Compared to the PC NESHAP, the CISWI regulations contain requirements across a broader range of pollutants, and the requirement for dioxin/furans for existing and new sources is somewhat more stringent.

The sixth environmental issue is a revision to the National Emission Standards for Hazardous Air Pollutants for hazardous waste combustors (HWC NESHAP).  The Tulsa, Oklahoma cement facility utilizes hazardous waste as fuel and is required to meet the emission and operating standards of the HWC NESHAP.  This facility has demonstrated and remains in compliance with all of the requirements of the current HWC NESHAP.  In 2009, EPA agreed to revise the HWC NESHAP to resolve litigation over the rule, but has not indicated when it will issue a proposed rule amending the regulations.  It is not possible to predict at this time the stringency or impact of revised HWC NESHAP regulations or timing required for compliance.

The seventh environmental issue is the EPA’s ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone.  Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results.  The CAA requires the EPA to review, and if necessary, revise the NAAQS every five years.  Accordingly, the EPA is in the process of reviewing the ozone NAAQS, and is scheduled to complete this review in 2020.

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

In fiscal 2020, we had $1.9 million of capital expenditures related to compliance with environmental regulations applicable to our cement operations. We anticipate spending $1.4 million during fiscal 2021.

Concrete and Aggregates

Readymix concrete is a versatile, low-cost building material used in almost all construction. The production of readymix concrete involves mixing cement, sand, gravel or crushed stone and water to form concrete, which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to customers’ job sites in mixer trucks.

The aggregates business consists of mining, extracting, producing, and selling crushed stone, sand, and gravel. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of readymix concrete, flexible base, and asphaltic mixes used in highway construction and maintenance.

On April 17, 2020 we sold Western Aggregates LLC and Mathews Readymix LLC, our readymix and aggregates companies in Northern California for approximately $93.5 million.  See Footnote (C) to the Audited Consolidated Financial Statements for more information regarding the sale. Information regarding these entities is included in the tables below as we owned them during fiscal 2020.

~~Concrete and Aggregates Plants~~

During August 2019, we acquired a small concrete and aggregate business in Northern Nevada. During fiscal 2020, we produced and distributed readymix concrete from company-owned sites in Austin, Texas; the greater Kansas City area; Northern Nevada; and north of Sacramento, California. The following table sets forth information regarding these operations.

Location	Number of Plants	Number of Trucks
Central Texas	7	85
Kansas City Area	8	83
Northern Nevada	8	61
Northern California (1)	3	26
Total	26	255
(1)	These facilities were sold on April 17, 2020.

We conduct aggregate operations near our concrete facilities. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these aggregate facilities.

Location	Owned or Leased	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Estimated Minimum Reserves (Thousand Tons) (2)		Estimated Minimum Reserves (Years)	Fiscal 2020 Tons Mined (Thousand Tons)
Central Texas	Owned	Limestone and Gravel	3,000	4,300		20+	1,830
	Leased			63,400
Kansas City Area	Owned	Limestone	700	57,000	(3)	50+	—
Northern Nevada	Owned	Limestone	570	32,000		50+	500
	Leased			14,000
Northern California (1)	Owned	Sand and Gravel	4,000	910,900		100+	1680

(1)	These facilities were sold on April 17, 2020.

(2)  All reserves are considered to be probable under the definition of Industry Guide 7.

(3)	Includes reserves located in our underground mine that we believe can be economically used for aggregate supply.

Our total net aggregate sales were 3.3 million tons in fiscal 2020 and 3.2 million tons in fiscal 2019. Total aggregates production was 4.1 million tons in fiscal 2020 and 3.4 million tons in fiscal 2019. During fiscal 2020, approximately 50% of aggregate sales and 40% of aggregates production, related to our northern California business. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas, northern Nevada, and northern California.

~~Demand, Sales, and Distribution~~

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Austin, Texas, the greater Kansas City area, northern California, and northern Nevada are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks.

We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our aggregate plants by common carriers and customer pick-up. No customer accounted for more than 10% of fiscal 2020 segment revenue.

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

~~Raw Materials and Fuel Supplies~~

We obtain cement and aggregates for our concrete businesses from related companies, including our Joint Venture, as outlined below:

	Percentage of Internally Supplied
Location	Cement	Aggregates
Central Texas	5%	45%
Kansas City Area	100%	—
Northern Nevada	100%	95%
Northern California (1)	100%	70%

(1)	These facilities were sold on April 17, 2020.

We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand, and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. On average, our aggregate reserves exceed 20 years based on normalized production levels and in many cases much greater.

~~Environmental Matters~~

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations. (See pages 9-11.)

In fiscal 2020, we had $0.2 million of capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations. We do not anticipate any such expenditures in fiscal 2021.

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

~~Gypsum Wallboard Plants~~

We own and operate five gypsum wallboard plants, outlined in the table below. We anticipate running all of our facilities at the level required to meet customer demand, up to maximum capacity. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

The following table sets forth certain information regarding our gypsum wallboard plants.

Location	Owned or Leased Reserves (1)	Approximate Annual Gypsum Wallboard Capacity (MMSF) (2)	Estimated Minimum Gypsum Reserves (Thousand Tons) (3)		Estimated Minimum Gypsum Reserves (Years) (4)		Fiscal 2020 Tons Mined (Thousand Tons)
Albuquerque, New Mexico	Owned	425	10,490	(5)	50+	(5)	465
	Leased		54,300	(5)
Bernalillo, New Mexico		550		(5)	50+	(5)
Gypsum, Colorado	Owned	700	30,660		44		470
Duke, Oklahoma	Owned	1,300	26,550		22		765
	Leased		1,930
Georgetown, South Carolina (6)		900			48	(6)	—
Total		3,875

(1)	Owned reserves include mining claims.
(2)	Million Square Feet (MMSF) based on anticipated product mix.
(3)	All gypsum tons are deemed probable under the definition provided by Industry Guide 7.
(4)	At 100% capacity utilization.
(5)	The same reserves serve both New Mexico plants.
(6)	We have a 60-year supply agreement with Santee Cooper for synthetic gypsum that expires in 2068.

Our Gypsum Wallboard production totaled 2,706 MMSF in fiscal 2020 and 2,691 MMSF in fiscal 2019. Total Gypsum Wallboard sales were 2,694 MMSF in fiscal 2020 and 2,651 MMSF in fiscal 2019.

~~Demand, Sales, and Distribution~~

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as exports and manufactured housing. Industry shipments of gypsum wallboard were approximately 25.9 billion square feet in calendar 2019, compared to 24.9 billion square feet in calendar 2018. We estimate that residential and repair and remodel construction accounted for more than 85% of calendar 2019 industry sales.

Demand for gypsum wallboard remains highly cyclical and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from spring through the middle of autumn.

We sell Gypsum Wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally use third-party common carriers for deliveries. Three customers accounted for approximately 30% of our Gypsum Wallboard segment sales during fiscal 2020.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. We own approximately 100 railcars for transporting gypsum wallboard. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 10% of our Wallboard volume sold during fiscal 2020 was delivered via rail.

There are currently six manufacturers of gypsum wallboard in the U.S. operating a total of 65 plants, per the Gypsum Association. During 2019, St. Gobain (Certainteed) reached an agreement to acquire Continental Building Products, and the transaction closed in February 2020. After the acquisition, we estimate that the four largest producers ‒ Knauf, National Gypsum Company, Certainteed, and Koch Industries ‒ account for approximately 80% of gypsum wallboard sales in the U.S.

Total wallboard-rated production capacity in the United States is currently estimated by the Gypsum Association at approximately 34.1 billion square feet per year; however, certain lines have been curtailed and plants closed or idled. It is possible that previously closed plants or lines could be brought back into service.

~~Raw Materials and Fuel Supplies~~

We mine and extract natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Certain of our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims where mineral rights can be developed upon completion of permitting requirements. We currently own land containing gypsum in the area of Duke, Oklahoma, with additional reserves controlled through a lease agreement. Other gypsum deposits are located near the plant in Duke, which we believe may be obtained at a reasonable cost when needed. We are currently in the eleventh year of a 60-year supply agreement (original 20-year term with two 20-year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low-cost paperboard mill, we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our cost of production. Higher paper costs since March 2020 will increase our operating costs in fiscal 2021. See Raw Materials and Fuel Supplies in the Recycled Paperboard section for more discussion.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in October 2020 for Colorado and October 2021 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant, we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Gas costs represented approximately 7% of our production costs in fiscal 2020.

~~Environmental Matters~~

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

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA. For a more detailed discussion of this issue, see the “Environmental Matters” section of our Cement business description on pages 9-11.

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

There were $0.6 million of capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2020. We anticipate capital expenditures of approximately $0.9 million related to our Gypsum Wallboard operations during fiscal 2021.

Recycled Paperboard

Our Recycled Paperboard manufacturing operation, which we refer to as Republic Paperboard Company, is located in Lawton, Oklahoma, and has a technologically advanced paper machine designed primarily for gypsum liner production utilizing 100% recycled paper. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades.

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

During fiscal 2020, we substantially completed the project to enhance and expand our papermill, which has been sold out for several years. The project will enable us to increase line speeds and lower our operating costs. Once completed, the project will increase the annual capacity at the paper mill to approximately 390,000 tons.

~~Demand, Sales, and Distribution~~

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2020, approximately 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We also have contracts with two other gypsum wallboard manufacturers that represent approximately 50% of our total segment revenue with the remaining volume shipped to other gypsum liner manufacturers. The current contracts with other gypsum wallboard manufacturers expire in three to five years. The loss of any of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

~~Raw Materials and Fuel Supplies~~

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

We believe that an adequate supply of OCC recycled fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber prices declined in both fiscal 2020 and fiscal 2019 from fiscal 2018 prices, which were higher than historical pricing for fiber. OCC prices increased from $45 per ton in March 2020 to $120 per ton in May 2020, primarily related to reduced generation of OCC due the COVID-19 pandemic. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides, and bacteria controls, are readily available from several manufacturers at competitive prices.

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

Paperboard operations are generally large consumers of energy, primarily natural gas and electricity. We expect the cost of energy to decline in fiscal 2021 compared with fiscal 2020. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO) and the Oklahoma Corporation Commission has requested a reduction in rates of approximately 15% for fiscal 2021. This power company is working to switch its fuel source dependency to natural gas, which could affect our electricity rates in future years. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. Natural gas costs in fiscal 2020 decreased compared with fiscal 2019, and they are expected to further decline in fiscal 2021. A significant portion of our natural gas requirements for our paper mill is provided under a gas supply agreement that expires in December 2020, with approximately 30% remaining under contract through December 2021.

~~Environmental Matters~~

There were no capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2020, and none are expected in fiscal 2021.

Oil and Gas Proppants

The Oil and Gas Proppants sector produces frac sand used in oil and natural gas extraction. As previously announced, we are pursuing alternatives for the assets and business included in the Oil and Gas Proppants sector. In March 2020, we completed the sale of our Wildcat Minerals distribution business. We are continuing to explore alternatives for the remaining assets included in our Oil and Gas Proppants business. Although we have pursued for some time the possible sale or disposition of our remaining Oil and Gas Proppants business to third parties, we are also considering a full curtailment of operations or closure of our Oil and Gas Proppants facilities. There can be no assurances that we will be able to effect a sale of this business or realize significant proceeds from a sale or other disposition transaction.

Frac Sand Plants

We currently own two northern white frac sand mines, two frac sand wet processing plants, and three frac sand drying facilities. Our frac sand mines, wet plants and drying facilities are in New Auburn, Wisconsin and Utica, Illinois as outlined below. Sand is processed into various mesh sizes and marketed primarily to oil service companies.

The following table provides information regarding our frac sand production facilities at March 31, 2020.

Wet Plant Location	Owned or Leased Reserves	Estimated Annual Wet Production Capacity (Thousand Tons) (2)	Estimated Minimum Reserves (Thousand Tons) (1)	Estimated Minimum Reserves (Years)	Fiscal 2019 Tons Mined (Thousand Tons)
New Auburn, Wisconsin	Owned	2,800	27,840	12	430
	Leased		7,660
Utica, Illinois	Owned	2,200	138,090	50+	1,150

Dry Plant Location	Dry Plant Capacity (Thousand Tons)
New Auburn, Wisconsin (two lines)	1,900
Corpus Christi, Texas	1,000
Utica, Illinois	1,600
Total	4,500

(1)	All sand tons are deemed to be probable under the definition provided by Industry Guide 7.
(2)	Represents throughput capacity.

The Corpus Christi, Texas plant was closed during fiscal 2020. We also idled our New Auburn, Wisconsin facility in March 2020. The cost of maintaining the Corpus Christi and New Auburn plants is not significant.

Demand, Sales, and Distribution

Our frac sand is currently sold into oil and gas producing shale basins across the United States. Demand for oil and gas proppants, such as frac sand, is driven primarily by oil and gas drilling and well-completion activity.

Drilling and completion activity for oil and gas is highly cyclical in nature. Drilling completion activity is based on many factors, but the primary factor is oil and gas prices. Drilling activity slowed during the latter half of calendar 2018, and declined even more during the latter half of calendar 2019. More recently, during March and April 2020, oil prices declined to all-time lows due to a pronounced decrease in demand for oil resulting from the COVID-19 pandemic, as well as an increase in supply caused by disagreements with respect to oil pricing and output between Russia and members of the Organization of the Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia. The COVID-19 pandemic has caused a global decrease in all modes of travel, the closure of borders between countries and a general slowing of economic activity worldwide, all which has decreased demand for oil. In March 2020, Russia and Saudi Arabia ended a three-year supply level agreement, which resulted in each country increasing its oil production. In April 2020, Russia and OPEC agreed to production cuts to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize prices in the oil market, particularly if demand does not increase to levels consistent with those in prior years. Oil and natural gas prices are expected to continue to be volatile, and we cannot predict when prices will improve or stabilize. These sharp declines in oil prices have led to further reductions in drilling and well-completion activity during calendar 2020, including the suspension of most new drilling activity since March 2020. As a result, these declines negatively affected demand for our frac sand, leading to a significant reduction in new orders.

Another factor that has adversely affected our frac sand business relates to the substitution of local, or in-basin sand for relatively more costly northern white sand. In recent periods, oil and gas producers and service companies in many shale basins, including the Permian Basin, began using, or expanded their use of, in-basin sand instead of northern white sand. This development has significantly reduced demand for our northern white sand. There is no assurance that this trend will not continue, which would have a material adverse effect on our frac sand business.

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

We currently have contracts to provide frac sand to three customers that, collectively, comprised approximately 60% of our segment revenue for fiscal 2020. These contracts have an average remaining life of approximately two years.

In connection with our previously announced review of alternatives for our Oil and Gas Proppants business, we sold our Wildcat Minerals distribution business in March 2020. After the sale of this business, we currently have four remaining transload facilities that are located in Gardendale, Texas; Kenedy, Texas; Fowlerton, Texas; and El Reno, Oklahoma. These transload locations were currently idled at March 31, 2020 with the exception of El Reno, Oklahoma. The cost of maintaining the idled facilities is not significant.

At March 31, 2020, we had approximately 1,400 rail cars under lease, with an average term of approximately 5 years.

During both fiscal 2020 and fiscal 2019, declining oil prices and increasing use of in-basin sand adversely affected our operating profits, which resulted in our reviewing our long-lived, intangible and other assets for impairment. In both years, these analyses indicated that certain assets were impaired, and resulted in our recording $224.3 million and $220.3 million impairment charges in fiscal 2020 and fiscal 2019, respectively. See Footnote (A) to the Audited Consolidated Financial Statements for more information on these impairments.

Raw Materials and Fuel Supplies

Our frac sand is mined from open pit mines and we process the sand in our wet plants. The excavation process includes stripping the overburden overlaying the planned mining area and then removing the sand through blasting or mechanically removing it with the use of mobile equipment. Processing includes washing the sand with water and screening to remove nonsalable material, after which the sand is dried and further screened to its final mesh sizes, which range from 20 mesh to 140 mesh. During the winter months, the cold weather adversely affects our ability to operate our wet processing plants, resulting in these plants being shut down for much of the winter. Generally, our New Auburn, Wisconsin facility is more affected by the weather than our Utica, Illinois facility.

Natural gas is the major fuel used in our dry plants. The cost of natural gas in fiscal 2020 was relatively consistent with the cost in fiscal 2019, and is expected to decline during the first part of fiscal 2021. Electricity and water are also a major cost component in our manufacturing process. We do not anticipate significant changes in the cost of these utilities in fiscal 2021.

Environmental Matters

We and the commercial silica industry are subject to extensive governmental regulation pertaining to matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions, and environmental contamination and reclamation. A variety of federal, state, and local agencies implement and enforce these regulations. We believe that we have obtained and are in substantial compliance with all the material environmental permits that are necessary to conduct our operations.

~~Federal Regulation~~

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

~~State and Local Regulation~~

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

There were no capital expenditures related to compliance with environmental regulations applicable to our Oil and Gas Proppants operations during fiscal 2020, and we do not anticipate any such expenditures during fiscal 2021.

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

The current outbreak of the novel coronavirus (COVID-19) pandemic has caused severe disruptions in the U.S. and global economies, and while the scale is unknown at this time, the outbreak and the response to it could materially impact our business, operating results, cash flows and/or financial condition.

In March 2020, the World Health Organization designated COVID-19, which began spreading globally in late 2019, as a pandemic. Numerous countries, including the United States, have since declared national emergencies with respect to COVID-19.  Many of these countries, including the United States, reacted by taking steps deemed necessary to slow the virus, including instituting stay-at-home orders, and restricting travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. These actions have had an adverse effect on consumer demand and consumer confidence, as well as created disruption in global supply chains. The U.S. federal government, and most states, have exempted “essential businesses” from many of these restrictions. Although we have been designated an essential business in virtually all of the markets we serve, the restrictions in effect in the areas in which we operate may affect many of our suppliers and the end users of the products we supply, and there is no guarantee that we will continue to be exempted from future government orders.

We are monitoring the impact of COVID-19 on our operations and on the demand for our products. Although we are talking precautions to ensure the safety of our employees, in the event we suffer an outbreak at one of our manufacturing facilities, we may be forced to suspend operations at such facility until the health conditions improve. Any such reduction in our production capacity could render us unable to continue to produce our construction products or meet our customers’ demands for our products. With regard to demand for our products, given the COVID-19-related economic uncertainty, the decline in consumer confidence, and increasing unemployment, contractors, home builders, and customers may delay, or ultimately cancel, building projects. Additionally, as state budgets are increasingly strained by the rapid increase in unemployment claims and the reduction of revenue from sales and other taxes, including fuel-tax revenues due to remote working and stay-at-home practices, infrastructure projects in states in which we do business may be delayed or cancelled. With respect to our Oil and Gas Proppants sector, demand for oil has significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to contain its spread and mitigate its public health effects. At the same time, increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. These developments have led to significant reductions in drilling and well-completion activity during calendar 2020, including the suspension of most new drilling activity since March 2020. The reduction in drilling activity has negatively affected demand for our frac sand, and led to a significant reduction in new orders.

Because of various uncertainties, including the ultimate geographic spread of the virus, the duration of the outbreak, actions that governmental authorities and other third-parties may take in response to the pandemic, the impact on the economy of the COVID-19 pandemic and government orders to restrict activities, and the timing and pace of any economic recovery, we are unable to accurately predict the impact that COVID-19 will have on our business, results of operations, cash flows or financial condition.

We are affected by the level of demand in the construction industry.

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially affected our business, certain economic fundamentals began improving in calendar 2012, and have continued to improve; however, the rate and sustainability of such improvement remains uncertain, and the total impact of COVID-19 is not yet known. Infrastructure spending continues to be adversely affected by several factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential or commercial construction) could have a material adverse effect on our business, financial condition, and results of operations.

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

Many of the products sold by us are commodities, and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions, and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard, frac sand, or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. In addition, the growing utilization of in-basin frac sand by oil and gas producers and service providers has resulted in decreased demand for our frac sand. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition, and results of operations.

The proposed separation of our Heavy Materials and Light Materials businesses into two independent, publicly traded corporations is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.

On May 30, 2019, we announced our plan to separate our Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to our shareholders. We remain committed to the separation, although the timing is uncertain. We continue preparations to ensure the two businesses are well-positioned for the separation when the markets recover from the effects of the COVID-19 pandemic. In addition, unanticipated developments other than COVID-19, including possible delays in obtaining the necessary tax opinion, regulatory approvals or clearances and uncertainty of the financial markets, could further delay or prevent the completion of the proposed separation or cause the proposed separation to occur on terms or conditions that are different from those currently expected. As a result, we cannot assure that we will be able to complete the proposed separation on the terms or the timeline that we announced, if at all.

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

We are subject to risks and uncertainties related to our review of alternatives for our Oil and Gas Proppants Business.

The Company continues to review alternatives for our remaining Oil and Gas Proppants business and is carefully considering the full range of options, including potential transactions with third parties and other strategic and financial alternatives. There can be no assurance that the review of strategic alternatives will result in any particular action or that a transaction will be consummated. We have and will continue to incur expenses in connection with the review of alternatives and our future results may be affected by the pursuit or consummation of any specific transaction. While the review of alternatives is ongoing, we are exposed to certain risks and uncertainties, including the diversion of management’s time to the process; the need to limit and curtail operations in light of significant decrease in demand and exposure to potential litigation in connection with any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. We may decide to effect the closure of one or more facilities of our Oil and Gas Proppants business or to idle them pending any possible improvement in market conditions. We can provide no assurance that any transaction or other action we may pursue with respect to our Oil and Gas Proppants business will have a positive impact on our results of operations or financial condition.

Our Oil and Gas Proppants business and financial performance depends on the level of activity in the oil and natural gas industries.

Our operations that produce frac sand are materially dependent on the levels of activity in oil and natural gas exploration, development, and production. More specifically, the demand for the frac sand we produce is closely related to the number of oil and natural gas wells drilled and completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in oil and natural gas prices. In recent years, oil and natural gas prices and, therefore, the level of exploration, development, and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East, and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility.

Oil demand has significantly deteriorated as a result of the COVID-19 pandemic and preventative measures taken around the world to contain its spread and mitigate its public health effects. At the same time, increases in production of oil by Saudi Arabia and Russia have created a significant surplus in the supply of oil. The combination of the dissolution of OPEC oil production quotas and the economic impact of the COVID-19 pandemic have resulted in significant reductions in demand for oil and an oversupply of oil worldwide. Downward pressure on commodity prices has continued and could continue for the foreseeable future. A prolonged period of low commodity prices, or further downward pressure on commodity prices, may have a negative impact on drilling and completion activity.

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

Frac sand is a proppant used in the completion and re-completion of oil and natural gas wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, or a shift in demand from higher-margin frac sand to lower-margin frac sand, such as the current shift to in-basin frac sand, could have a material adverse effect on our Oil and Gas Proppants business. The development and use of new technology for effective alternative proppants, or new technologies allowing for improved placement of proppants at reduced volumes, or the development of new processes to replace hydraulic fracturing altogether could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our Oil and Gas Proppants business. Similarly, the continued presence of lower cost in-basin frac sand could continue to adversely affect our Oil and Gas Proppants business.

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

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level, and health and safety and environmental matters. In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. For example, certain of our waste-burning cement kilns are subject to the Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the CISWI Rule). Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from opening, expanding, or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. For example, we are subject to the National Emissions Standards for Hazardous Air 48 Pollutants, or NESHAP, for Portland cement plants (PC NESHAP). In the future, the EPA may propose to further strengthen the emission limitations applicable under the PC NESHAP to reflect future technological developments, as a result of its periodic reviews of the limitations mandated by the Clean Air Act. Further, out of the 16 states where we have operations, 10 states contain at least one “area” that was designated as being in nonattainment for the 2015 ozone National Ambient Air Quality Standards (NAAQS) (California, Colorado, Illinois, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Wisconsin). We may be required to meet new control requirements in these states requiring significant capital expenditures for compliance.

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

We may become subject to significant cleanup, remediation, reclamation, and other liabilities under applicable environmental laws.

Our operations are subject to state, federal, and local environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts. These laws and regulations also require pollution control and prevention, site restoration, reclamation, and operating permits, and/or approvals to conduct certain of our operations or expand or modify our facilities. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties, other sanctions, or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future.

A frac sand mining facility closure entails substantial costs, and if we close our frac sand mining facilities, our results of operations may be adversely affected.

The closure of a frac sand mining facility would involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, non-saleable sand, ponds, roads and other mining support areas over the estimated mining life of our property.

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

Our Revolving Credit Facility, Senior Unsecured Notes, and Term Loan contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

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

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial, and infrastructure construction activity by impacting the cost of borrowed funds to builders. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our Revolving Credit Facility. Inflation can result in higher interest rates. With inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations.

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

Increases in our effective income tax rate may harm our results of operations.

A number of factors may increase our future effective income tax rate, including:

•	governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction;
•	the mix of earnings from depletable versus non-depletable businesses;
•	the jurisdictions in which earnings are taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	changes in available tax credits;
•	changes in stock-based compensation;
•	other changes in tax laws; and
•	the interpretation of tax laws and/or administrative practices.

Any significant increase in our future effective income tax rate could reduce net earnings and free cash flow for future periods.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any internal corporate claims within the meaning of the Delaware General Corporation Law (DGCL), (ii) any derivative action or proceeding brought on our behalf, (iii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, or (iv) any action asserting a claim arising pursuant to any provision of the DGCL, will be a state or federal court located within the State of Delaware in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.  If the Company does not consent in writing to the selection of an alternative forum, this provision of our bylaws would apply to actions arising under the U.S. federal securities laws and there is uncertainty as to whether a court would enforce this provision with regard to such actions.

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

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement plants, quarries, and related facilities; aggregate plants and quarries; gypsum wallboard plants; a recycled paperboard mill; frac sand mines and processing plants; as well as distribution terminals and our headquarters in Dallas. Other than our leased cement plant located in Sugar Creek, Missouri, none of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 4-23 for more information about the location of our facilities.

The following map shows the locations of our operating facilities, by type of facility. The Concrete and Aggregate facilities in Northern California were sold on April 17, 2020:

ITEM 3. Legal Proceedings

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 18, 2020, there were approximately 1,200 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

SHARE REPURCHASES

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10,000,000 shares. Including this latest authorization, our Board of Directors has approved the repurchase in the open market of a cumulative total of 48,393,305 shares of our Common Stock since we became publicly held in April 1994.

During fiscal years 2020, 2019, and 2018, we repurchased 3,574,109; 3,309,670; and 627,772 shares, respectively, at average prices of $87.82, $82.18, and $97.30, respectively. We have repurchased approximately 41.1 million shares from April 1994 through March 31, 2020.

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

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indices was $100 on March 31, 2015, and tracks it through March 31, 2020.

	3/15	3/16	3/17	3/18	3/19	3/20
Eagle Materials Inc.	100.00	84.37	117.49	125.12	102.85	71.60
Russell 1000	100.00	100.50	118.02	134.52	147.03	135.23
Dow Jones US Building Materials & Fixtures	100.00	111.66	128.59	135.97	133.98	123.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Selected Financial Data

Summary of Selected Financial Data (1)

	For the Fiscal Years Ended March 31,
	2020		2019		2018		2017		2016
	(amounts in thousands, except per share data)
Revenue	$1,450,814	(2),(3)	$1,393,241		$1,386,520	(6)	$1,211,220	(7)	$1,143,492	(8)
Earnings Before Income Taxes	45,724	(2),(3),(4)	79,735	(5)	271,962	(6)	294,519	(7)	219,252	(8)
Net Earnings	70,894	(2),(3),(4)	68,860	(5)	256,632	(6)	198,219	(7)	152,592	(8)
Diluted Earnings Per Share	1.68	(2),(3),(4)	1.47	(5)	5.28	(6)	4.10	(7)	3.05	(8)
Cash Dividends Per Share	0.40		0.40		0.40		0.40		0.40
Total Assets	2,961,020		2,169,163		2,368,003		2,247,124		1,883,635
Total Debt	1,567,315		691,592		620,922		686,467		507,714
Stockholders’ Equity	967,843		1,209,487		1,417,690		1,203,450		1,040,531
Book Value Per Share At Year End	$23.24		$26.81		$29.36		$24.84		$21.44
Average Dilutive Shares Outstanding	42,285		46,932		48,646		48,361		50,071

(1)

The Summary of Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for matters that affect the comparability of the information presented above.

(2)	Includes operations related to ConAgg Acquisition from August 2, 2019 through March 31, 2020.
(3)	Includes operations related to Kosmos Cement Company from March 6, 2020 through March 31, 2020.
(4)	Includes impairment losses of approximately $224.3 million related to our Oil and Gas Proppants segment.
(5)	Includes impairment losses of approximately $220.3 million related to our Oil and Gas Proppants segment.
(6)	Includes operations related to Wildcat Minerals from July 27, 2017 through March 31, 2018.
(7)	Includes operations related to Fairborn Cement from February 10, 2017 through March 31, 2017.
(8)	Includes operations related to Skyway Cement from July 14, 2015 through March 31, 2016.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

executive summary

We are a leading supplier of heavy construction materials and light building materials in the United States. Our primary products are commodities that are essential in commercial and residential construction; public construction projects; and projects to build, expand, and repair roads and highways. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification. We also produce sand used in hydraulic fracturing as part of our Oil and Gas Proppants sector.

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas extraction. Financial results and other information for the fiscal years ended March 31, 2020, 2019, and 2018, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

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

All our business activities are conducted in the United States. These activities include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; the mining and sale of aggregates (crushed stone, sand, and gravel); and the mining and sale of sand used in hydraulic fracturing (frac sand).

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

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price (Purchase Price) of the ConAgg Acquisition was approximately $30.4 million. The Purchase Price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our Revolving Credit Facility. The ConAgg Acquisition’s assets and operating results are included in our Concrete and Aggregates segment reporting from August 2, 2019 through March 31, 2020.

On March 6, 2020, we completed the acquisition (the Kosmos Acquisition) of Kosmos Cement Company (a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A.) (Kosmos), which included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business) for a purchase price of approximately $669 million. We also assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Kosmos Business after the closing of the transaction. We funded the payment of the purchase price and expenses incurred in connection with the transaction through a combination of cash on hand and a syndicated term loan facility. The Kosmos Business’ assets and operating results are included in our Cement segment reporting from March 6, 2020 through March 31, 2020.

As previously announced on May 30, 2019, the Company plans to separate its Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to Eagle shareholders.  We remain committed to the separation, although the timing is uncertain.  We continue preparations to ensure that the two businesses are well-positioned for the separation when the markets recover from the effects of the COVID-19 pandemic.

MARKET CONDITIONS AND OUTLOOK

During our fiscal fourth quarter, from a macroeconomic perspective, we saw several positive indicators for the construction sector, including low interest rates, high consumer confidence and robust employment which led to increasingly positive trends in housing starts, state construction lettings and construction employment. These factors should positively affect both our Heavy Materials and Light Materials businesses. However, given the onset of the COVID-19 pandemic discussed below, we are closely monitoring these indicators for the impact on our business in subsequent quarters.

In late 2019, a novel strain of the coronavirus (“COVID-19”) virus began spreading globally and is now in every state of the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. While COVID-19 did not have a significant impact on our business in fiscal 2020 given the timing of when the effects of the pandemic began to impact our operating markets, we believe its impact will negatively affect our operations in subsequent periods. The impact on future results, however, is uncertain. With increasing unemployment and waning consumer confidence, we expect the demand for the new residential market to be affected first. In fiscal 2020, approximately 50% of our wallboard business and 25% of our cement business was driven by new residential construction. In addition, the pandemic will likely continue to severely affect state and local revenues and budgets, negatively affecting construction projects in the future. We continue to monitor our operations, operations of our customers and the recommendations of the various national, state and local governments in the areas in which we operate. The extent to which the spread of COVID-19 impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenue, profitability and cashflow.

Our integrated cement sales network stretches across the U.S. heartland. The Portland Cement Association is estimating cement consumption will increase in calendar 2020 over 2019 by approximately 2%. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential construction, and industrial construction activity.

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market, and demand for paper generally follows the demand for gypsum wallboard. The primary raw material used to produce paperboard business is OCC. OCC prices increased from $45 per ton in March 2020 to $120 per ton in May 2020 largely due to reduced generation of OCC due the COVID-19 pandemic. Although current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices, these increases likely will adversely affect our wallboard operations by increasing the cost of paper.

During the second half of calendar year 2019, our Oil and Gas Proppants financial results have been negatively affected by a combination of low demand for our products and the increased use of in-basin sand instead of northern white frac sand. Faced with these market conditions, we recorded long-lived asset and other asset impairments of approximately $224.3 million during the fiscal third quarter. See Footnote (A) to the Audited Consolidated Financial Statements for more information about the impairment. In addition, during the March and April 2020, oil prices declined to all-time lows due to the decrease in demand for oil resulting from the COVID-19 pandemic, as well as an increase in supply caused by disagreements with respect to oil pricing and output between Russia and members of OPEC, particularly Saudi Arabia. The COVID-19 pandemic has caused a global decrease in all modes of travel, the closure of borders between countries and a general slowing of economic activity worldwide, which has decreased the demand for oil. In early March, Russia and Saudi Arabia ended a three-year supply level agreement, which resulted in each country increasing its oil production. In April 2020 Russia and OPEC agreed to production cuts to mitigate the decline in the price of oil; however, such cuts may not be sufficient to stabilize the oil market if the decline in demand due to the COVID-19 pandemic continues. Oil and natural gas prices are expected to continue to be volatile as a result of the increase of near-term supply and the decrease in overall demand caused by these events, and we cannot predict when prices will improve or stabilize. This sharp decline in oil prices has led to further declines in drilling and well-completion activity, including the suspension of most new drilling activity since March 2020, and has negatively impacted our Oil and Gas Proppants business. As previously disclosed, we are actively pursuing alternatives for our Oil and Gas Proppants business. If this results in an alternative use or disposition of this business, additional impairment or other losses may be incurred.

Results of Operations

Fiscal Year 2020 Compared with Fiscal Year 2019

	For the Years Ended March 31,
	2020	2019	Percentage Change
	(in thousands, except per share)
Revenue	$1,450,814	$1,393,241	4%
Cost of Goods Sold	(1,119,552)	(1,066,673)	5%
Gross Profit	331,262	326,568	1%
Equity in Earnings of Unconsolidated Joint Venture	42,585	38,565	10%
Corporate General and Administrative	(65,410)	(37,371)	75%
Impairment Losses	(224,267)	(220,265)	2%
Litigation Settlements and Losses	—	(1,800)	(100)%
Other Non-Operating Income (Loss)	(25)	2,412	(101)%
Interest Expense, net	(38,421)	(28,374)	35%
Earnings Before Income Taxes	45,724	79,735	(43)%
Income Tax Benefit (Expense)	25,170	(10,875)	(331)%
Net Earnings	$70,894	$68,860	3%
Diluted Earnings per Share	$1.68	$1.47	14%

Revenue

Revenue increased in fiscal 2020 by $57.6 million to $1,450.8 million. The Kosmos and ConAgg Acquisitions contributed approximately $32.2 million to the increase in Revenue. Excluding the Kosmos and ConAgg Acquisitions, Revenue increased approximately $25.4 million, primarily due to higher Sales Volume of approximately $69.8 million, partially offset by lower average Gross Sales Prices of approximately $44.4 million. The lower Gross Sales Prices related primarily to our Gypsum Wallboard and Recycled Paperboard segments, and is discussed further on pages 50-51.

Cost of Goods Sold

Cost of Goods Sold increased by $52.9 million, or 5%, to $1,119.6 million in fiscal 2020. Approximately $38.6 million of the increase was related to the Kosmos and ConAgg Acquisitions. The remaining increase in Cost of Goods Sold was due to increased Sales Volume, which increased Cost of Goods Sold by approximately $44.4 million, partially offset by lower operating costs of approximately $30.1 million. The decrease in operating costs related primarily to our Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants segments, and is discussed further on pages 50-52.

Gross Profit

Gross Profit increased by 1% to $331.3 million in fiscal 2020. Excluding the Kosmos and ConAgg Acquisitions, the increase in Gross Profit was primarily related to higher Sales Volume and lower operating costs, partially offset by lower average Gross Sales Prices, as noted above. The gross margin remained consistent at 23% for both fiscal 2020 and 2019.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture increased by $4.0 million, or 10%. The improvement was primarily due to higher Sales Volume and Gross Sales Prices of approximately $3.1 million and $0.2 million, respectively, as well as lower operating expenses of $0.7 million. The decrease in operating costs was due primarily to purchased cement costs of approximately $2.1 million, partially offset by higher energy and raw materials costs of $0.8 million and $0.7 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses increased by approximately $28.0 million, or 75%, to $65.4 million in fiscal 2020. The increase was due primarily to costs incurred in connection with our pending separation, consulting expenses, acquisition-related expenses, and the acceleration of stock compensation costs upon the retirement of our Chief Executive Officer during the first quarter of fiscal 2020, which contributed approximately $11.5 million, $1.8 million, $7.0 million, and $5.3 million, respectively, to the increase. The accelerated vesting of all earned but unvested shares of restricted stock held by our Chief Executive Officer was consistent with the terms of the Company’s incentive plan documents and was approved by the Board of Directors.

IMPAIRMENT LOSSES

Impairment Losses in fiscal 2020 were approximately $224.3 million and related to our Oil and Gas Proppants segment. The charges included a $187.6 million impairment of property and equipment, a $29.1 million impairment of Operating Lease Right-of-Use Assets, and a $7.6 million impairment of other current assets, primarily inventories. Impairment Losses in fiscal 2019 were approximately $220.3 million and related to impairment charges taken in our Oil and Gas Proppants segment. The charges included a $211.3 million impairment of Property and Equipment, and a $9.0 million impairment of Goodwill and Intangible, and Other Assets. The Impairment Losses have not been included in the Oil and Gas Proppants’ segment Operating Earnings. See Footnote (A) to the Audited Consolidated Financial Statements for more information.

litigation SETTLEMENTS and losses

Litigation Settlements and Losses in fiscal 2019 relate to third-party property damage that occurred several years ago in our Recycled Paperboard business. This amount was paid during the first quarter of fiscal 2020.

Other non-operating Income

Other Non-Operating Loss was $0.1 million in fiscal 2020, compared with Other Non-Operating Income of $2.4 million in fiscal 2019. Other Non-Operating Income consists of a variety of items that are non-segment operating in nature, including lease and rental income, non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

Interest Expense, Net

Interest Expense, net, increased by approximately $10.0 million in fiscal 2020. The increase in Interest Expense, net was due primarily to higher interest on borrowings under our Revolving Credit Facility and Term Loan of $9.3 million and $1.4 million, partially offset by lower interest expense on our Private Placement Unsecured Notes. The increase in interest expense for our Revolving Credit Facility was due primarily to higher outstanding balances related to the repurchase of approximately 3.6 million shares of our outstanding stock during fiscal 2020 and the payment of the remaining notes under the Private Placement Unsecured Notes. The Term Loan was entered into in March 2020 to fund the Kosmos Acquisition.

Earnings Before Income Taxes

Earnings Before Income Taxes decreased to $45.7 million during fiscal 2020, primarily due to the increase in Corporate General and Administrative Expense of $28.0 million, Interest Expense of $10.0 million, and Impairment Losses of $4.0 million. This was offset partially by increased Gross Profit of $4.7 million and Equity in Unconsolidated Joint Venture of $4.0 million.

Income Tax Expense

We recorded an Income Tax Benefit of $25.2 million for fiscal 2020 and Income Tax Expense of $10.9 million for fiscal 2019. The tax rate for fiscal 2020 was approximately (55%), compared with 14% for fiscal 2019. The decrease in the fiscal 2020 tax rate was primarily due to the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allows for a five-year carryback of net operating losses generated beginning in 2018 and ending in 2021. In March 2020, we recorded a one-time discrete benefit of $31.7 million related to the carryback and utilization of net operating losses in prior-year periods at higher rates than the current statutory rate.

Net Earnings and Diluted Earnings per Share

Net Earnings increased 3% in fiscal 2020 to $70.9 million. Diluted Earnings per Share in fiscal 2020 were $1.68, compared with $1.47 for fiscal 2019. The increase in Net Earnings and Diluted Earnings per Share were primarily due to the income tax benefit recognized during the fourth quarter of fiscal 2020, as discussed above, and the repurchase of approximately 3.6 million outstanding shares of common stock during fiscal 2020.

FISCAL YEAR 2020 vs FISCAL YEAR 2019 Results by Segment

The following presents results within our three business sectors in fiscal 2020 and fiscal 2019. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,
	2020	2019	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$752,002	$656,759	15%
Less Intersegment Revenue	$(21,499)	$(14,408)	49%
Less Joint Venture Revenue	$(113,536)	$(104,493)	9%
Gross Revenue, as reported	$616,967	$537,858	15%
Freight and Delivery Costs billed to Customers	(47,009)	(42,614)	10%
Net Revenue	$569,958	$495,244	15%

Sales Volume (M Tons)	5,931	5,340	11%
Average Net Sales Price, per ton (2)	$109.96	$108.15	2%
Operating Margin, per ton	$30.57	$30.86	(1)%
Operating Earnings	$181,330	$164,782	10%

(1)	Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
(2)	Net of freight per ton, including the Joint Venture.

Cement Revenue was $752.0 million for fiscal 2020, a 15% increase over fiscal 2019. Revenue from the Kosmos Acquisition contributed $7.9 million of the increase. The remaining increase in Revenue was primarily due to an increase in gross sales prices and an 10% increase in Sales Volume, which positively affected Revenue by $17.1 million and $70.2 million, respectively.

Cement Operating Earnings increased 10% to $181.3 million for fiscal 2020. Excluding the Kosmos Acquisition, Operating Earnings increased by $23.3 million in fiscal 2020. The increase in Operating Earnings was due primarily to higher Sales Volume and gross sales prices of approximately $15.7 million and $17.1 million, respectively. This was partially offset by increased operating costs, which reduced Operating Earnings by approximately $9.5 million. The increase in operating costs was primarily due to maintenance, freight, and fixed costs of approximately $2.0 million, $2.1 million, and $4.5 million, respectively. The Operating Margin declined to 24% in fiscal 2020, compared with 25% in fiscal 2019. The Kosmos operating loss reflects the plant’s annual maintenance outage which began shortly after we took ownership, as well as the impact of the purchase accounting on inventory cost.

Concrete and Aggregates

	For the Years Ended March 31,
	2020	2019	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, including intersegment	$182,775	$140,173	30%
Less intersegment Revenue	(1,502)	(1,422)	6%
Gross Revenue, as reported	$181,273	$138,751	31%

Sales Volume -
M Cubic Yards of Concrete	1,388	1,074	29%
M Tons of Aggregate	3,313	3,168	5%
Average Net Sales Price -
Concrete - Per Cubic Yard	$109.28	$102.98	6%
Aggregates - Per Ton	$9.39	$9.29	1%

Operating Earnings	$17,558	$12,866	36%

Concrete and Aggregates Revenue increased 30% to $182.8 million for fiscal 2020. Revenue from the ConAgg Acquisition contributed $24.3 million of the increase. The remaining increase in Revenue was due to higher Sales Volume and gross sale prices, primarily for Concrete, which increased Revenue by approximately $14.4 million and $3.9 million, respectively.

Operating Earnings increased 36% to approximately $17.6 million for fiscal 2020. Excluding the ConAgg Acquisition, Operating Earnings increased to approximately $17.2 million, an increase of $4.3 million from fiscal 2019. This increase was a result of higher Sales Volume and gross sales prices, primarily in our Concrete business, which increased Operating Earnings by approximately $1.1 million and $3.9 million, respectively. This increase was partially offset by higher operating costs of approximately $0.7 million.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,
	2020	2019	Percentage Change
	(in thousands, except per MMSF information)
Gross Revenue, as reported	$508,145	$532,712	(5)%
Freight and Delivery Costs billed to Customers	(109,400)	(107,685)	2%
Net Revenue	$398,745	$425,027	(6)%

Sales Volume (MMSF)	2,694	2,651	2%
Average Net Sales Price, per MMSF (1)	$148.03	$160.30	(8)%
Freight, per MMSF	$40.61	$40.62	—
Operating Margin, per MMSF	$57.39	$68.21	(16)%
Operating Earnings	$154,614	$180,831	(14)%
(1)	Net of freight per MSF

Gypsum Wallboard Revenue decreased 5% to $508.1 million in fiscal 2020, primarily because of an 8% decrease in gross sales prices. The decrease in gross sales prices adversely affected Revenue by approximately $33.2 million. This decline was partially offset by a 2% increase in Sales Volume that positively affected Revenue by $8.6 million. Our market share was essentially unchanged during fiscal 2020; higher Sales Volume was primarily due to increased construction activity in the markets we serve.

Operating Earnings declined 14% to $154.6 million for fiscal 2020. This decrease was primarily due to lower gross sales prices of approximately $33.2 million which was partially offset by higher Sales Volume and lower operating costs of approximately $2.9 million and $4.1 million, respectively. The lower operating costs were primarily related to lower paper costs of approximately $5.2 million, partially offset by an increase in other raw materials, of approximately $1.4 million. During fiscal 2020, Gypsum Wallboard Operating Margin declined to 30% from 34% in fiscal 2019, primarily because of the decline in gross sales prices, partially offset by lower operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

	For the Years Ended March 31,
	2020	2019	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including intersegment	$159,963	$167,656	(5)%
Less intersegment Revenue	(62,315)	(66,723)	(7)%
Gross Revenue, as reported	$97,648	$100,933	(3)%
Freight and Delivery Costs billed to Customers	(4,665)	(4,805)	(3)%
Net Revenue	$92,983	$96,128	(3)%

Sales Volume (M Tons)	326	311	5%
Average Net Sales Price, per ton (1)	$476.20	$523.05	(9)%
Freight, per ton	$14.31	$15.45	(7)%
Operating Margin, per ton	$107.30	$113.66	(6)%
Operating Earnings	$34,979	$35,349	(1)%

(1)	Net of freight per ton.

Recycled Paperboard Revenue decreased 5% to $160.0 million for fiscal 2020 as lower gross sales prices adversely affected Revenue by approximately $15.6 million. The decrease in gross sales prices, which was due to the price-adjustment provisions in our long-term sales agreements, was partially offset by a 5% increase in Sales Volume that increased Revenue by $8.0 million.

Operating Earnings decreased 1% to $35.0 million for fiscal 2020, primarily because lower gross sales prices reduced operating earnings by $15.6 million. The decrease was partially offset by higher Sales Volume and lower operating costs, which positively affected Operating Earnings by approximately $1.7 million and $13.6 million, respectively. The decrease in operating costs was due primarily to input costs, which positively affected Operating Earnings by approximately $16.5 million, partially offset by costs incurred during planned outages. In connection with the expansion at our paper mill, we had an extended outage during both the third and fourth quarters to install new operating equipment. These outages reduced production during the third and fourth quarters and led to increased costs of approximately $4.5 million. During fiscal 2020, Operating Margin increased to 22% from 21% in fiscal 2019, primarily due to lower operating costs, partially offset by decreased gross sales prices.

OIL AND GAS PROPPANTS

	For the Years Ended March 31,
	2020	2019	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, as reported	$46,781	$82,987	(44)%

Sales Volume (M Tons)	1,264	1,574	(20)%
Average Net Sales Price, per ton (1)	$26.36	$43.65	(40)%
Operating Loss	$(14,634)	$(28,695)	(49)%
(1)	Net of freight per ton.

Revenue from our Oil and Gas Proppants segment decreased 44% to $46.8 million for fiscal 2020. The decrease in Revenue was primarily due to lower gross sales prices and Sales Volume, which adversely affected Revenue by approximately $19.9 million and $16.3 million, respectively.

Operating Loss for fiscal 2020 declined 49% to $14.6 million. The lower Operating Loss was a result of lower operating costs of approximately $34.0 million. This decrease was partially offset by lower gross sales prices of approximately $19.9 million. Lower operating costs were primarily related to decreases in contract mining and depreciation and depletion of approximately $7.1 million and $26.9 million, respectively, partially offset by higher fixed costs of $3.4 million.

During the fiscal 2020 and 2019, we recognized Impairment Losses of approximately $224.3 and $220.3 million, respectively, related primarily to property and equipment. The Impairment Losses are not included in Operating Earnings disclosed above. See Footnote (A) to the Audited Consolidated Financial Statements for more discussion of the Impairment Losses.

Fiscal Year 2019 Compared with Fiscal Year 2018

Please see our Form 10-K for fiscal year 2019 for the discussion of our Results of Operations and results of Revenue and Operating Income by segment for fiscal 2019 compared with fiscal 2018. Our 2019 Form 10-K can be found on the investor page of our website, at www.eaglematerials.com.

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

During the second half of calendar year 2019, our Oil and Gas Proppants financial results were further negatively affected by a combination of continued low demand for our products and the increased use of in-basin sand instead of northern white frac sand in the Permian and other shale basins. Faced with these dynamics, in connection with the preparation of our financial statements for the three and nine months ended December 31, 2019, we concluded that the reduction in sales volumes and operating losses were other than temporary and that long-lived asset impairment indicators were present in our Oil and Gas Proppants segment.

Prior to performing recoverability tests to determine whether an impairment was present, we grouped the long-lived assets of the segment into the lowest level at which cash flows are generated, which is considered the operating facility or distribution level. We included the value of our Operating Lease Right-of-Use Assets that support the operating facilities within the value of the operating facility prior to performing our recoverability tests. We then performed recoverability tests on each group of assets using probability-weighted estimates of forecasted undiscounted cash flows over the remaining estimated life of each asset group under a variety of scenarios. Based on these forecasts, we concluded that the carrying values exceeded the undiscounted cash flows for our New Auburn, Wisconsin and Utica, Illinois operating facilities and several distribution facilities related to these operating facilities, indicating impairment.

For the impaired asset groups, we calculated the estimated fair value of the operating facilities in New Auburn, Wisconsin; Utica, Illinois; and related distribution terminals, using a discounted cash flow model (Level 3), which utilized a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific risks. We compared the results of the discounted cash flow model to other recent market information about the value of similar assets, noting the amounts to be consistent. The analysis resulted in an impairment loss of approximately $216.8 million.

The following is a summary of the impairment on the net book value of the long-lived assets:

	Net Book Value Before Impairment	Impairment	Net Book Value After Impairment
	(dollars in thousands)
Operating Facilities	$170,324	$(164,449)	$5,875
Transload Locations	23,264	(21,815)	1,449
Real Estate	1,417	(1,367)	50
Lease Right-of-Use Assets	32,834	(29,146)	3,688
	$227,839	$(216,777)	$11,062

In addition to the impairment of the operating facilities and transload facilities, we also assessed other current and long-term assets for impairment. As part of this analysis, we wrote down certain Inventories, Accounts and Notes Receivable, and Prepaid and Other Current Assets. The Oil and Gas Proppants business has liabilities related to its capitalized operating leases and asset retirement obligation that total $17.9 million at March 31, 2020.

The following is a summary of Impairment Losses recognized during fiscal 2020, by line item:

(dollars in thousands)
Property, Equipment, and Real Estate	$187,631
Lease Right-of-Use Assets	29,146
Inventories	6,256
Accounts and Notes Receivable	617
Prepaid and Other Current Assets	617
$224,267

Our Oil and Gas Proppants business continues to be subject to commodity price volatility related to the price of oil. See “Market Conditions and Outlook” above.

As previously disclosed in Item 1 “Business”, we are actively pursuing alternatives for our Oil and Gas Proppants business. If this process results in an alternative use or disposition of this business, additional impairment or other losses may be incurred.

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

We performed qualitative assessments of our Cement, Gypsum Wallboard, and Recycled Paperboard reporting units in the fourth quarters of fiscal 2020 and 2019. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test.

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is the projection of construction spending in the U.S. over the next several years. Actual results may differ materially from those estimates. Changes in market conditions, market trends, interest rates or other factors outside of our control, such as the COVID-19 pandemic, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

The segment breakdown of Goodwill at March 31, 2020 and 2019, following the Impairment Loss discussed above, was as follows:

	For the Years Ended March 31,
	2020	2019
	(dollars in thousands)
Cement	$205,797	$74,214
Concrete and Aggregates	1,639	—
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	331,592	198,370

Business Combinations

The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. The purchase price allocation is a critical accounting policy because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions. Further, the amounts and useful lives assigned to depreciable and amortizable assets versus amounts assigned to goodwill, which is not amortized, can significantly affect the results of operations in the period of and for periods subsequent to a business combination. Although independent appraisals may be used to assist in the determination of the fair values of certain assets and liabilities, the appraised values are usually based on significant estimates provided by management, such as forecasted revenue or profit, and the replacement cost and useful lives of the acquired property, plant, and equipment.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and therefore represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. We assign the highest level of fair value available to assets acquired and liabilities assumed based on the following options:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.

Level 3 – Unobservable inputs, which includes the use of valuation models.

Level 2 fair values are typically used to value acquired receivables, inventories, machinery and equipment, land, buildings, deferred income tax assets and liabilities, and accruals for payables, asset retirement obligations, and contingencies.

Level 3 inputs are used to estimate the fair value of acquired mineral reserves, mineral interests and separately-identifiable intangible assets.

In determining the fair value of property, plant, and equipment, replacement cost, adjusted for the age and condition of the acquired machinery and equipment, is used. The replacement cost is based on estimates of current cost to construct similar machinery and equipment and compared to amounts paid for similar assets in market transactions for consistency.

In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow analysis, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures, customer attrition rates, and working capital requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

Notwithstanding the anticipated challenges associated with COVID-19, we believe at this time we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations. We will continue to monitor the impact of COVID-19 on the economy, and on our operations and future liquidity needs, as a continued worldwide disruption of economic activity could materially affect our future access to these sources of liquidity. Please see the Debt Financing Activities section for a discussion of our credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Fiscal Years Ended March 31,
	2020	2019
	(dollars in thousands)
Net Cash Provided by Operating Activities:	$399,301	$350,284
Investing Activities:
Additions to Property, Plant, and Equipment	(132,119)	(168,873)
Acquisition Spending	(699,361)	—
Proceeds from Sales of Property, Plant and Equipment	400	2,281
Net Cash Used in Investing Activities	(831,080)	(166,592)
Financing Activities:
Increase in Revolving Credit Facility	250,000	70,000
Repayment of Private Placement Senior Unsecured Notes	(36,500)	—
Issuance of Term Loan	665,000	—
Dividends Paid to Stockholders	(17,142)	(18,927)
Purchase and Retirement of Common Stock	(313,887)	(271,988)
Proceeds from Stock Option Exercises	3,298	2,103
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,063)	(4,347)
Payment of Debt Issuance Costs	(4,880)	—
Net Cash Provided by (Used in) Financing Activities	541,826	(223,159)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$110,047	$(39,467)

Cash Flows from Operating Activities increased by $49.0 million to $399.3 million for fiscal 2020. The increase was largely attributable to the reduction of Inventory and Other Assets and the increase in Accounts Payable and Accrued Liabilities of approximately $45.7 million, $11.1 million, and $49.3 million, respectively. This was partially offset by an increase in Accounts and Notes Receivable of $35.0 million, and net change in $18.0 million in deferred tax expense and Income Taxes Receivable.

Working capital increased by $260.2 million to $508.5 million at March 31, 2020, primarily due to higher Cash and Cash Equivalents, Accounts and Notes Receivable, and Income Tax Receivable, which increased working capital approximately $110.0 million, $23.1 million, and $122.9 million, respectively, and lower Current Portion of Long-term Debt of $36.5 million. These increases were partially offset by increased Accounts Payable and Accrued Liabilities, and Operating Lease Liabilities of approximately $16.7 million and $10.2 million, respectively. The increase in Income Tax Receivable is due primarily to the enactment of the CARES Act, which created a one-time discrete tax benefit at March 31, 2020, and the carryback of net operating losses related to the Kosmos Acquisition. The increase in Accounts and Notes Receivables is due primarily to the increase in Revenue during the fourth quarter of fiscal 2020, compared with fiscal 2019. The decrease in current maturities of long-term debt is due to the payment of the final tranche of our Private Placement Senior Unsecured Notes.

The increase in Accounts and Notes Receivable at March 31, 2020 was primarily due to increase in sales, as well as the timing of collections in the fourth quarter of fiscal 2020 compared with fiscal 2019. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 48% at March 31, 2020, and 45% at March 31, 2019. Management measures the change in accounts receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2020. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of Notes Receivable was identified at March 31, 2020. We are closely monitoring the impact of COVID-19 on our customers’ ability to pay their outstanding balances.

Our inventory balance declined by approximately $2.7 million, or 1%, at March 31, 2020. Excluding the Kosmos Acquisition, inventory would have declined $31.1 million. Additionally, we wrote-off approximately $6.3 million of frac sand inventories discussed in Footnote (A) to the Audited Consolidated Financial Statements. Excluding both the Kosmos Acquisition and the write-off of frac sand inventories, within our inventory, raw materials and materials in process, gypsum wallboard, and recycled paperboard decreased by approximately $18.4 million, $2.9 million, and $10.0 million, respectively. The decreases in raw materials and materials in process and gypsum wallboard was mostly due to timing. The decrease in our paperboard inventory was related to planned outages in the third and fourth quarter in connection with our papermill expansion project. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials. The largest individual balance in our inventory is repair parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts.

Net Cash Used in Investing Activities during fiscal 2020 was approximately $831.1 million, compared with $166.6 million in fiscal 2019. The increase was due primarily to the Kosmos and ConAgg Acquisitions, which increased Net Cash Used in Investing Activities by $699.4 million. This was partially offset by lower capital expenditures in fiscal 2020 of $36.8 million. The decline in capital spending was primarily due to lower capital spending in our Cement and Oil and Gas Proppants segments of $31.7 million and $52.1 million, respectively. This was partially offset by higher capital expenditures in our Recycled Paperboard segment of approximately $45.9 million. The decrease in Cement segment capital expenditures was due to the construction of distribution terminals in fiscal 2019 that replaced terminals being leased from third parties. The decrease in capital spending in our Oil and Gas Proppants segment was due to the completion of the build-out of our Utica, Illinois facility, which was completed in June 2018. The increase in capital spending in our Recycled Paperboard segment was related to expanding our paper machine, which was completed in March 2020.

Net Cash Provided by Financing Activities was approximately $541.8 million in fiscal 2020, compared with Net Cash Used in Financing Activities of $223.2 million in fiscal 2019. The $765.0 million increase was primarily because of a $808.5 million net increase in borrowings, partially offset by a $41.9 million increase in the repurchase and retirement of common stock. The increase in borrowings was primarily related to the Kosmos and ConAgg Acquisitions during fiscal 2020.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 61.7% and 60.0%, respectively, at March 31, 2020, compared with 36.4% and 36.1%, respectively, at March 31, 2019.

On April 17, 2020 we announced that we completed the sale of our Western Aggregates and Mathews Readymix operations to Teichert, Inc. for approximately $93.5 million.

Debt Financing Activities

Revolving Credit Facility

We have a revolving credit facility (the Revolving Credit Facility) that terminates on August 2, 2022. During May 2019, we exercised our option to expand the Revolving Credit Facility and increased the borrowing capacity from $500.0 million to $750.0 million, provided, however, that on August 2, 2021, the aggregate borrowing capacity under the Revolving Credit Facility will be reduced to $665.0 million.  The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million. On December 20, 2019, we amended the Revolving Credit Facility, to, among other things, (i) modify the interest rates with respect to outstanding borrowings; (ii) allow for the consummation of the Kosmos Acquisition; (iii) permit the incurrence of additional indebtedness necessary to consummate the Kosmos Acquisition; (iv) modify the financial covenants to increase maximum leverage permitted under the Revolving Credit Facility; and (v) provide for the selection of an alternate benchmark rate to replace the LIBO Rate (as defined in the Revolving Credit Facility).

On April 9, 2020 we further amended the Revolving Credit Facility to, among other things, (i) extend the maturity date with respect to certain lender commitments thereunder from August 2, 2021 to August 2, 2022, (ii) modify the financial covenants to increase the maximum leverage that the Company (on a consolidated basis) is required to maintain, (iii) increase the pricing of borrowings based on the then-existing Leverage Ratio (as defined in the Revolving Credit Facility) which is based on the ratio of the Company’s Consolidated Total Indebtedness (as defined in the Revolving Credit Facility) to Consolidated EBITDA (as defined in the Revolving Credit Facility), and (iv) further restrict the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Facility) from making Restricted Payments (as defined in the Revolving Credit Facility) with certain exceptions, including, among others, no Default (as defined in the Revolving Credit Facility) has occurred and is continuing and based on a pro forma basis after giving effect to any such Restricted Payment the Leverage Ratio would not be greater than 2.50 to 1.00.

Borrowings under the Revolving Credit Facility are guaranteed by all of the Company’s material subsidiaries.  The debt under the Revolving Credit Facility is not rated by ratings agencies.  At the Company’s option, principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate equal to either (i) the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) plus an agreed spread (ranging from 125 to 200 basis points for loans scheduled to mature in 2021 and from 150 to 250 basis points for loans scheduled to mature in 2022), which is established quarterly based on the Company's then Leverage Ratio; or (ii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility), (b) the NYFRB (as defined in the Revolving Credit Facility) plus ½ of 1%, and (c) the Adjusted LIBO Rate for a one-month interest period on such day, plus 1.0%, in each case plus an agreed upon spread (ranging from 25 to 100 basis points for loans scheduled to mature in 2021 and from 50 to 150 basis points for loans scheduled to mature in 2022) which is established quarterly based on the Company's then Leverage Ratio. In the case of loans bearing interest at a rate based on the Alternate Base Rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on the Adjusted LIBO Rate, interest is payable at the end of the relevant Interest Period (as defined in the Revolving Credit Facility) for such borrowing unless such Interest Period is for more than three months duration, in which case such interest is payable at intervals of three months duration after the first day of such Interest Period, which can be up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Revolving Credit Facility (ranging from 15 to 30 basis points for loans scheduled to mature in 2021 and from 20 to 40 basis points for loans scheduled to mature in 2022) which is established quarterly based on the Company's then Leverage Ratio. The Revolving Credit Facility contains customary covenants that restrict the Company’s and its Restricted Subsidiaries’ ability to incur additional debt; encumber  assets; merge with or transfer or sell assets to other persons; make or enter into certain investments, loans, or guaranties; enter into certain swap agreements; enter into affiliate transactions or restrictive transactions; make restricted payments; prepay subordinated indebtedness; and enter into sale and leaseback arrangements. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 4.50:1.00 or less and an Interest Coverage Ratio (as defined in the Revolving Credit Facility) equal to or greater than 2.50 to 1.00. We were in compliance with all financial ratios and tests at March 31, 2020. We had $560.0 million of borrowings outstanding under the Revolving Credit Facility at March 31, 2020. We had $183.5 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit, at March 31, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

The Revolving Credit Facility has a $40.0 million letter of credit facility. The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility) plus a one-time letter of credit fee to the issuing bank of such letters of credit in an amount equal to 0.125% of the initial stated amount. At March 31, 2020, we had $6.5 million of outstanding letters of credit. We have also provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility. The Joint Venture has not had any borrowings under the credit facility during the last two fiscal years; therefore, we have not issued any letters of credit during fiscal 2020 and 2019.

TERM LOAN

On December 20, 2019, we entered into a term loan credit agreement (the Term Loan Agreement) establishing a $665.0 million term loan facility which we used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. On April 9, 2020, we amended the Term Loan Agreement and extended the maturity date thereof to August 2, 2022, and modified certain other provisions, as noted below, that are similar to those provisions in the Revolving Credit Agreement as set forth above.

Borrowings under the Term Loan Agreement bear interest, at our option, at a variable rate equal to either (i) the Alternate Base Rate (as defined in the Term Loan Agreement and consistent with the Revolving Credit Facility), plus an agreed spread (ranging from 50 to 150 basis points), or (ii) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus an agreed spread (ranging from 150 to 250 basis points), which is established quarterly based on the Company's then Leverage Ratio (as defined in the Term Loan Agreement and consistent with the Revolving Credit Facility). The Company must also maintain a Leverage Ratio and Interest Coverage Ratio consistent with the Revolving Credit Facility.

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semi-annually on February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Revolving Credit Facility and Term Loan. On or after August 1, 2019 and prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a make-whole premium. Beginning on August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

Percentage
2021	102.25%
2022	101.50%
2023	100.75%
2024 and thereafter	100.00%

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by each of our subsidiaries that is a guarantor under the Revolving Credit Facility and Term Loan. See Footnote (O) to the Audited Consolidated Financial Statements for more information on the guarantors of the Senior Unsecured Notes.

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers, and they serve as indicators of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Baa2	BBB-
Outlook	Stable	Negative
Guaranteed Senior Notes	Baa2	BBB-
Date of Latest Report	November 2019	December 2019

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

Other than the Revolving Credit Facility, we have no other source of committed external financing in place. In the event the Revolving Credit Facility should be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Revolving Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business. Our Revolving Credit Facility is not rated by the rating agencies.

We do not have any outstanding debt guarantees. We have available under the Revolving Credit Facility a $40.0 million Letter of Credit Facility. At March 31, 2020, we had $6.5 million of letters of credit outstanding that renew annually. We have also provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility. The Joint Venture has not had any borrowings under the credit facility during the last two fiscal years; therefore, we have not issued any letters of credit during fiscal 2020 and 2019. We are contingently liable for performance under $31.0 million in performance bonds relating primarily to our mining operations.

We believe that our cash flow from operations and available borrowings under our Revolving Credit Facility should be sufficient to meet our currently anticipated operating needs, capital expenditures, and dividend and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Revolving Credit Facility, the level of competition, and general and economic factors beyond our control, including the future effects of the COVID-19 pandemic. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Senior Unsecured Notes, Term Loan, and borrowings under the Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases of the notes offered hereby may be with respect to a substantial amount of such notes, with an attendant reduction in the trading liquidity of such notes.

Cash Used for Share Repurchases and Stock Repurchase Program

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

On April 18, 2019, the Board of Directors authorized the Company to repurchase up to an additional 10,000,000 shares, for a total outstanding authorization, as of that date, of 10,724,758 shares. During fiscal 2020, 2019 and 2018, we spent approximately $313.9 million, $272.0 million and $61.1 million, respectively, on share repurchases. At March 31, 2020, we have authorization to repurchase an additional 7,305,649 shares.

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

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2020 and 2019:

	For the Fiscal Years Ended March 31,
	2020	2019
	(dollars in thousands)
Land and Quarries	$9,940	$10,702
Plants	98,948	111,846
Buildings, Machinery and Equipment	23,231	46,325
Total Capital Expenditures	$132,119	$168,873

Capital expenditures for fiscal 2021 are expected to range from $60 million to $70 million and to be allocated across the Heavy Materials and Light Materials sectors. These estimated capital expenditures are limited to critical maintenance and safety and regulatory projects, as we manage our cash flow in response to the COVID-19 pandemic.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are set forth as follows:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Revolving Credit Facility (1)	$560,000	$—	$560,000	$—	$—
Senior Unsecured Notes	350,000	—	—	—	350,000
Term Loan	665,000	—	665,000	—	—
Interest on Revolving Credit Facility (2)	22,042	13,423	8,619	—	—
Interest on Senior Unsecured Notes	99,750	15,750	31,500	31,500	21,000
Interest on Term Loan	43,640	18,703	24,937	—	—
Operating Leases	72,614	12,036	20,848	15,106	24,624
Purchase Obligations (3)	73,243	35,307	37,936	—	—
Total	$1,886,289	$95,219	$1,348,840	$46,606	$395,624

(1)	The Revolving Credit Facility expires in August 2022.
(2)

At March 31, 2020, we had $560.0 million outstanding under the Revolving Credit Facility. Interest on the outstanding amounts is based on LIBOR plus a margin based on our leverage ratio. We also pay a commitment fee, which is calculated based on the available amount of borrowings at 0.35% per annum through the expiration of the facility in August 2022. We estimated the future cash flows for interest by assuming a level repayment of the Revolving Credit Facility over the remainder of the agreement. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(3)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum, to pay royalty amounts, and to fund capital expenditure commitments.

Based on our current actuarial estimates, we anticipate making contributions to our defined benefit plans of approximately $0.5 million for fiscal year 2021.

Dividends

Dividends paid in fiscal years 2020 and 2019 were $17.1 million and $18.9 million, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors. On April 17, 2020, we announced that we would pay our dividend declared on February 10, 2020 and paid on May 8, 2020 but that future dividends would be suspended.

Inflation and Changing Prices

The Consumer Price Index rose approximately 2.3% in calendar 2019, 1.9% in 2018, and 2.1% in 2017. Prices of materials and services, with the exception of power, natural gas, coal, petroleum coke, and transportation freight, have remained relatively stable over the three-year period. During calendar 2019, the Consumer Price Index for energy increased approximately 3.4%, while the Consumer Price Index for transportation increased approximately 0.6%. The increase in energy prices did not have a material effect on our manufacturing businesses. Freight costs were relatively stable in fiscal 2020, and are expected to remain so in fiscal 2021. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry: the number, size, and strength of competitors; and the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 44-45.

Recent Accounting Pronouncements

Refer to Footnote (A) to the Audited Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility and an outstanding Term Loan at March 31, 2020, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $1,225.0 million of borrowings under the Revolving Credit Facility and Term Loan at March 31, 2020 would increase our interest expense by $12.3 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands, except share and per share data)
Revenue	$1,450,814	$1,393,241	$1,386,520
Cost of Goods Sold	1,119,552	1,066,673	1,047,764
Gross Profit	331,262	326,568	338,756
Equity in Earnings of Unconsolidated Joint Venture	42,585	38,565	43,419
Corporate General and Administrative Expense	(65,410)	(37,371)	(41,205)
Impairment Losses	(224,267)	(220,265)	—
Litigation Settlements and Losses	—	(1,800)	(45,098)
Other Non-Operating Income (Loss)	(25)	2,412	3,728
Interest Expense, Net	(38,421)	(28,374)	(27,638)
Earnings Before Income Taxes	45,724	79,735	271,962
Income Taxes	25,170	(10,875)	(15,330)
Net Earnings	70,894	68,860	256,632
EARNINGS PER SHARE
Basic	$1.69	$1.48	$5.33
Diluted	$1.68	$1.47	$5.28
AVERAGE SHARES OUTSTANDING
Basic	42,021,892	46,620,894	48,141,226
Diluted	42,285,343	46,932,380	48,645,986
CASH DIVIDENDS PER SHARE	$0.40	$0.40	$0.40

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Net Earnings	$70,894	$68,860	$256,632
Net Actuarial Change in Defined Benefit Plans:
Unrealized gain during the period, net of tax expense of $41, $68, and $1,995	131	224	3,407
Amortization of net actuarial loss, net of tax (expense) benefit of ($120), $149, and $301	(396)	472	955
Reclassification of Income Tax Effects to Retained Earnings	—	—	(978)
Comprehensive Earnings	$70,629	$69,556	$260,016

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,
	2020	2019
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$118,648	$8,601
Accounts and Notes Receivable, net	151,786	128,722
Inventories	272,508	275,194
Income Tax Receivable	128,413	5,480
Prepaid and Other Assets	6,862	9,624
Total Current Assets	678,217	427,621
Property, Plant, and Equipment, net	1,762,109	1,426,939
Notes Receivable	9,139	2,898
Investment in Joint Venture	73,958	64,873
Operating Lease Right-of-Use Assets	30,530	—
Goodwill and Intangible Assets, net	396,463	229,115
Other Assets	10,604	17,717
	$2,961,020	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$86,197	$80,884
Accrued Liabilities	73,293	61,949
Operating Lease Liabilities	10,207	—
Current Portion of Long-term Debt	—	36,500
Total Current Liabilities	169,697	179,333
Long-term Debt	1,567,315	655,092
Noncurrent Operating Lease Liabilities	49,809	—
Other Long-term Liabilities	39,689	34,492
Deferred Income Taxes	166,667	90,759
Total Liabilities	1,993,177	959,676
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 41,649,041 and 45,117,393 Shares, respectively.	416	451
Capital in Excess of Par Value	10,943	—
Accumulated Other Comprehensive Losses	(3,581)	(3,316)
Retained Earnings	960,065	1,212,352
Total Stockholders’ Equity	967,843	1,209,487
	$2,961,020	$2,169,163

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$70,894	$68,860	$256,632
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:
Depreciation, Depletion and Amortization	113,518	122,535	114,015
Impairment Losses	224,267	220,265	—
Deferred Income Tax Provision	75,987	(28,371)	(49,354)
Stock Compensation Expense	19,823	15,109	14,079
Equity in Earnings of Unconsolidated Joint Venture	(42,585)	(38,565)	(43,419)
Distributions from Joint Venture	33,500	34,250	31,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(25,005)	10,180	(2,560)
Inventories	26,729	(19,016)	(5,114)
Accounts Payable and Accrued Liabilities	17,265	(31,949)	24,173
Other Assets	7,841	(3,284)	4,196
Income Taxes Payable (Receivable)	(122,933)	270	(6,483)
Net Cash Provided by Operating Activities	399,301	350,284	337,665
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(132,119)	(168,873)	(131,957)
Acquisition Spending	(699,361)	—	(36,761)
Proceeds from Sales of Property, Plant, and Equipment	400	2,281	—
Net Cash Used in Investing Activities	(831,080)	(166,592)	(168,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Revolving Credit Facility	250,000	70,000	15,000
Repayment of Private Placement Senior Unsecured Notes	(36,500)	—	(81,214)
Issuance of Term Loan	665,000	—	—
Dividends Paid to Stockholders	(17,142)	(18,927)	(19,438)
Purchase and Retirement of Common Stock	(313,887)	(271,988)	(61,078)
Proceeds from Stock Option Exercises	3,298	2,103	24,264
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,063)	(4,347)	(4,974)
Payment of Debt Issuance Costs	(4,880)	—	—
Net Cash Provided by (Used in) Financing Activities	541,826	(223,159)	(127,440)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,047	(39,467)	41,507
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,601	48,068	6,561
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,648	$8,601	$48,068

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2017	$485	$149,014	$1,061,347	$(7,396)	$1,203,450
Net Earnings	—	—	256,632	—	256,632
Stock Option Exercises and Restricted Share Vesting	3	24,261	—	—	24,264
Purchase and Retirement of Common Stock	(5)	(61,073)	—	—	(61,078)
Dividends to Stockholders	—	—	(19,404)	—	(19,404)
Stock Compensation Expense	—	14,079	—	—	14,079
Cumulative Impact of the Adoption of ASU 2016-09	—	713	(713)	—	—
Reclassification of Income Tax Effects to Retained Earnings	—	—	978	(978)	—
Shares Redeemed to Settle Employee Taxes	—	(4,974)	—	—	(4,974)
Other	—	359	—	—	359
Unfunded Pension Liability, net of tax	—	—	—	4,362	4,362
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	68,860	—	68,860
Stock Option Exercises and Restricted Share Vesting	1	2,103	—	—	2,104
Purchase and Retirement of Common Stock	(33)	(135,243)	(136,712)	—	(271,988)
Dividends to Stockholders	—	—	(18,636)	—	(18,636)
Stock Compensation Expense	—	15,108	—	—	15,108
Shares Redeemed to Settle Employee Taxes	—	(4,347)	—	—	(4,347)
Unfunded Pension Liability, net of tax	—	—	—	696	696
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	70,894	—	70,894
Stock Option Exercises and Restricted Share Vesting	1	3,298	—	—	3,299
Purchase and Retirement of Common Stock	(36)	(8,114)	(305,737)	—	(313,887)
Dividends to Stockholders	—	—	(16,808)	—	(16,808)
Stock Compensation Expense	—	19,822	—	—	19,822
Shares Redeemed to Settle Employee Taxes	—	(4,063)	—	—	(4,063)
Cumulative Effect of Change in Accounting For Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	(265)	(265)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(A) Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the Company), which may be referred to as we, our, or us. All intercompany balances and transactions have been eliminated. The Company is a holding company whose assets consist of its investments in its subsidiaries, joint venture, intercompany balances, and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company L.P., which is located in Buda, Texas (the Joint Venture). Our investment in the Joint Venture is accounted for using the equity method of accounting, and those results have been included for the same period as our March 31 fiscal year end.

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

We have been deemed an essential business with respect to the COVID-19 pandemic. While we have not yet experienced a material impact on our operations or financial position from this pandemic, there may be future effects on our business, both directly and indirectly, including with respect to customers, manufacturing operations, employees, suppliers, and the building materials and construction markets in general.

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates market value.

Accounts and Notes Receivable

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $12.4 million and $9.9 million at March 31, 2020 and 2019, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction and oil and gas industries, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $9.8 million at March 31, 2020, of which approximately $0.7 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 4.1%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025 and 2026. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history, and credit metrics and interaction with the borrowers.

Inventories

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates and coal inventories, are based on measured volumes, subject to estimation based on the size and location of the inventory piles, and converted to tonnage using standard inventory density factors. Inventories consist of the following:

	March 31,
	2020	2019
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$110,558	$125,828
Finished Cement	43,538	27,826
Aggregates	8,416	7,351
Gypsum Wallboard	4,211	7,124
Paperboard	5,715	15,660
Frac Sand	386	2,557
Repair Parts and Supplies	88,095	80,676
Fuel and Coal	11,589	8,172
	$272,508	$275,194

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $109.5 million, $118.2 million, and $109.6 million, for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated useful lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. During fiscal years 2020 and 2019, we recorded impairments of approximately $187.6 million and $211.3 million, respectively, related to property and equipment in our Oil and Gas Proppants segment.  See Impairment or Disposal of Long-lived and Intangible Assets below for more information about the impairments.

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

We performed qualitative assessments of our Cement, Gypsum Wallboard, and Recycled Paperboard reporting units in the fourth quarter of fiscal years 2020 and 2019. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test in either of these two fiscal years.

We performed a quantitative Step 1 impairment test on our Oil and Gas Proppants reporting unit during the fourth quarter of fiscal 2019. We estimated the reporting unit’s fair value using a discounted cash flow model. Key assumptions in the model were: estimated average net sales prices, sales volumes, and the estimated discount rate of 11%. Based on the results of the Step 1 impairment analysis, we concluded that the entire balance of Goodwill in the Oil and Gas Proppants reporting unit was impaired, and we recorded an impairment loss of approximately $6.8 million in the reporting unit in the fourth quarter of fiscal 2019.

Intangible Assets

Intangible Assets, including the impact of the impairment charges discussed above, at March 31, 2020 and 2019, consist of the following:

	March 31, 2020
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$33,550	$(62,950)	$42,860
Permits	25-40 years	28,640	1,770	(9,889)	20,521
Trade Name	15 years	—	1,500	(10)	1,490
Goodwill		198,371	133,221	—	331,592
Total Goodwill and Intangible Assets		$299,271	$170,041	$(72,849)	$396,463

	March 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Impairment	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$(61,009)	$(178)	$11,073
Sales Contracts	4 years	2,500	(2,500)	—	—
Permits	40 years	28,640	(8,968)	—	19,672
Goodwill		205,211	—	(6,841)	198,370
Total Goodwill and Intangible Assets		$308,611	$(72,477)	$(7,019)	$229,115

Amortization expense of intangibles was $2.5 million, $4.3 million, and $4.4 million for the years ended March 31, 2020, 2019, and 2018, respectively. Amortization expense is expected to be approximately $4.3 million for fiscal 2021 and $4.2 million for each of fiscal years 2022 through 2025.

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

Fiscal 2019

During the latter part of fiscal 2019, continued declining sales prices, sales volume and operating results in our Oil and Gas Proppants business led management to conclude that impairment indictors were present. The decline in sales volume was primarily related to decreased demand from the Permian Basin. The decline in orders was due to several factors, including reduced completion budgets, limited pipeline take away capacity in the Permian Basin, and an increase in the usage of in-basin regional sand. The capacity for in-basin sand has increased in recent years, and certain of our customers have shifted their purchases from northern white sand to lower cost regional sand.

Because of the continuing shift in demand to regional sand, and the decline in our operating results, we concluded in the fourth quarter of fiscal 2019 that the reduction in sales volumes and operating losses were other than temporary and that long-lived asset impairment indicators were present in our Oil and Gas Proppants segment. Prior to performing tests to determine whether an impairment was present, we grouped the long-lived assets of the segment into the lowest level where cash flows are generated, which is considered the operating facility or distribution level. We then performed recoverability tests on each group of assets using probability-weighted estimates of forecasted undiscounted cash flows over the remaining estimated life of each asset group under a variety of scenarios. Based on these forecasts we concluded that the carrying values exceeded the undiscounted cash flows for our New Auburn, Wisconsin and Corpus Christi, Texas operating facilities and several distribution facilities related to these facilities, indicating impairment. Our operating facility in Utica, Illinois, which had a net book value of approximately $135.7 million, was not considered impaired at that time, as the undiscounted cash flows related to this facility exceeded its carrying value.

For those impaired asset groups, we calculated the estimated fair value of the New Auburn, Wisconsin facility and related distribution terminals, using a discounted cash flow model (Level 3) which utilized a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific risks. We compared the results of the discounted cash flow analysis to other recent market information about the value of similar assets, and noted the amounts to be consistent. The analysis resulted in an impairment loss of approximately $174.1 million.  For our Corpus Christi, Texas facility, we determined that the value of the real estate was the highest and best use of the property, resulting in an impairment loss of approximately $37.2 million. The above analyses resulted in an impairment loss of approximately $211.3 million.

The following is a summary of the impairment on the net book value of the long-lived assets:

	Net Book Value Before Impairment	Impairment	Net Book Value After Impairment
	(dollars in thousands)
Operating Facilities	$331,520	$(151,910)	$179,610
Transload Locations	86,741	(59,354)	27,387
Real Estate	1,417	—	1,417
	$419,678	$(211,264)	$208,414

After recording these impairment losses, which totaled $211.3 million, the adjusted carrying value of the impaired assets and total long-lived assets was approximately $72.7 million and $208.4 million, respectively. In addition to the impairment of the operating facilities and transload facilities, we also assessed Goodwill and Intangible Assets and Inventory for impairment. As part of this analysis, we wrote down Goodwill (as noted above), and certain Intangible Assets and Inventories.

The following is a summary of Impairment Losses recognized during fiscal 2019, by line item:

(dollars in thousands)
Property, Equipment, and Real Estate	$211,264
Goodwill	6,841
Inventories	1,982
Intangible Assets	178
$220,265

Fiscal 2020

During the second half of calendar year 2019, our Oil and Gas Proppants financial results were further negatively affected by a combination of low demand for our products and the increased use of in-basin sand instead of northern white frac sand. Faced with these dynamics, in connection with the preparation of our financial statements for the three and nine months ended December 31, 2019, we concluded that the reduction in sales volumes and operating losses were other than temporary and that long-lived asset impairment indicators were present in our Oil and Gas Proppants segment.

Prior to performing recoverability tests to determine whether an impairment was present, we grouped the long-lived assets of the segment into the lowest level at which cash flows are generated, which is considered the operating facility or distribution level. We included the value of our Operating Lease Right-of-Use Assets that support the operating facilities within the value of the operating facility prior to performing our recoverability tests. We then performed recoverability tests on each group of assets using probability-weighted estimates of forecasted undiscounted cash flows over the remaining estimated life of each asset group under a variety of scenarios. Based on these forecasts, we concluded that the carrying values exceeded the undiscounted cash flows for our New Auburn, Wisconsin and Utica, Illinois operating facilities and several distribution facilities related to these operating facilities, indicating impairment.

For the impaired asset groups, we calculated the estimated fair value of the operating facilities in New Auburn, Wisconsin, Utica, Illinois and related distribution terminals, using a discounted cash flow model (Level 3), which utilized a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific risks. We compared the results of the discounted cash flow model to other recent market information about the value of similar assets, noting the amounts to be consistent. The analysis resulted in an impairment loss of approximately $216.8 million.

The following is a summary of the impairment on the net book value of the long-lived assets:

	Net Book Value Before Impairment	Impairment	Net Book Value After Impairment
	(dollars in thousands)
Operating Facilities	$170,324	$(164,449)	$5,875
Transload Locations	23,264	(21,815)	1,449
Real Estate	1,417	(1,367)	50
Lease Right-of-Use Assets	32,834	(29,146)	3,688
	$227,839	$(216,777)	$11,062

In addition to the impairment of the operating facilities and transload facilities, we also assessed other current and long-term assets for impairment. As part of this analysis, we wrote down certain Inventories, Accounts and Notes Receivable, and Prepaid and Other Assets. The Oil and Gas Proppants business has liabilities related to its capitalized operating leases and asset retirement obligation that total $17.9 million at March 31, 2020.

The following is a summary of Impairment Losses recognized during fiscal 2020, by line item:

(dollars in thousands)
Property, Equipment, and Real Estate	$187,631
Lease Right-of-Use Assets	29,146
Inventories	6,256
Accounts and Notes Receivable	617
Prepaid and Other Assets	617
$224,267

Our Oil and Gas Proppants business continues to be subject to commodity price volatility related to the price of oil. As previously disclosed, we are actively pursuing alternatives for our Oil and Gas Proppants business. If this process results in an alternative use or disposition of this business, additional impairment or other losses may be incurred.

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

Stock Repurchases

On April 18, 2019, the Board of Directors authorized the Company to repurchase up to an additional 10,000,000 shares, for a total outstanding authorization of 10,724,758 shares. During fiscal years 2020, 2019, and 2018, we repurchased 3,574,109; 3,309,670; and 627,722 shares, respectively, at average prices of $87.82, $82.18, and $97.30, respectively. At March 31, 2020, we have authorization to repurchase an additional 7,305,649 shares.

Revenue Recognition

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between calendar years 2020 and 2025. We also earn Revenue from transload services and storage; we recognize Revenue from these services when the product is transferred from the rail car to the truck or silo, or from the silo to the railcar or truck. We invoice customers upon shipment, and our collection terms range from 30-65 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

Approximately $168.1 million, $169.6 million, and $158.3 million of freight for the years ended March 31, 2020, 2019 and 2018, respectively, were included in both Revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Non-Operating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, and trucking income, as well as other miscellaneous revenue items and costs which have not been allocated to a business segment.

See Footnote (I) for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2020, we have an Accumulated Other Comprehensive Loss of $3.6 million, which is net of income taxes of $1.1 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Supplemental cash flow information is as follows:

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Cash Payments:
Interest	$37,610	$28,191	$28,869
Income Taxes	20,046	39,974	69,481
Operating Cash Flows used for Operating Leases	14,926	—	—

Non-Cash Financing Activities:
Right-of-use Assets Obtained for Capitalized Operating Lease Liabilities	$621	$—	$—

Statements of Consolidated Earnings – Supplemental Disclosures

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $127.0 million, $116.3 million, and $107.3 million of maintenance and repairs expense in the years ended March 31, 2020, 2019, and 2018, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

Selling, General, and Administrative Expenses

Selling, General, and Administrative expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate General and Administrative (Corporate G&A) expenses include administration, financial, legal, employee benefits, and other corporate activities, and are shown separately in the Consolidated Statements of Earnings. Corporate G&A also includes stock compensation expense. See Footnote (L) for more information.

Total Selling, General, and Administrative expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Operating Units Selling, G&A	$57,077	$53,787	$62,529
Corporate G&A	65,410	37,371	41,205
	$122,487	$91,158	$103,734

The increase in Corporate General and Administrative Expenses during fiscal 2020 is primarily due to business development costs related to our pending separation, acquisitions, and the acceleration of stock compensation costs upon the retirement of our Chief Executive Officer during the year.

Earnings Per Share

	For the Years Ended March 31,
	2020	2019	2018
Weighted-Average Shares of Common Stock Outstanding	42,021,892	46,620,894	48,141,226
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	623,779	539,135	1,013,764
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(481,853)	(374,380)	(727,904)
Restricted Stock Units	121,525	146,731	218,900
Weighted-Average Common Stock and Dilutive Securities Outstanding	42,285,343	46,932,380	48,645,986

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

There were 475,082; 461,575; and 98,362 stock options at an average exercise price of $95.46 per share, $90.32 per share, and $98.75 per share, respectively, that were excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2020, 2019, and 2018, because such inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We also elected the package of practical expedients permitted under the transition guidance which, among other things, allowed us to maintain the historic lease classification for leases in effect at the date of adoption, and to not separate lease components from nonlease components for all leases in effect at the date of adoption. Upon adoption, we recorded a right-of-use asset of approximately $66.7 million, and operating lease liabilities of approximately $71.1 million. See Footnote (F) for more information.

PENDING ADOPTION

In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. This guidance became effective on April 1, 2020. We are currently assessing the impact of the new standard, but we do not expect the adoption will have a material effect on our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this standard will have a material impact to our consolidated financial statements.

(B) ACQUISITIONS

Kosmos Acquisition

On March 6, 2020, we completed the previously announced acquisition (the Kosmos Acquisition) of Kosmos Cement Company (a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A.) (Kosmos). The assets acquired in the Kosmos Acquisition were (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business).

Purchase Price: The purchase price of the Kosmos Acquisition was approximately $668.9 million. We funded the payment of the Kosmos Acquisition primarily through a Term Loan borrowing with the remainder paid using cash on hand. See Footnote (G) for a description of the loan terms.

Recording of Assets Acquired and Liabilities Assumed: The transaction was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company engaged a third party to perform appraisal valuation services to support the Company’s preliminary estimate of the fair value of certain assets acquired in the Kosmos Acquisition.

The preparation of the valuation of the assets acquired and liabilities assumed in the Kosmos Acquisition requires the use of significant assumptions and estimates. Critical estimates with respect to the valuation of property, plant, and equipment include, but are not limited to, replacement cost, condition, and estimated remaining useful lives of property and equipment. Critical estimates related to intangible and other assets include future expected cash flows, including projected revenues and expenses, customer attrition, and applicable discount rates. These estimates are based on assumptions that we believe to be reasonable. However, actual results may differ from these estimates.

The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Kosmos Acquisition. These values are subject to change as we perform additional reviews of the property and equipment, inventory, and the asset retirement obligation. The following table summarizes the provisional allocation of the purchase price to assets acquired and liabilities assumed as of the acquisition date:

As of March 6, 2020
(dollars in thousands)
Inventories	$28,413
Property, Plant, and Equipment	477,442
Intangible Assets	35,500
Lease Right-of-Use Assets	3,858
Lease Obligations	(3,858)
Long-term Liabilities	(4,000)
Total Net Assets	537,355
Goodwill	131,582
Total Estimated Purchase Price	$668,937

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

The following table is a summary of the fair value estimates of the identifiable intangible assets (dollars in thousands) and their weighted-average useful lives:

	Weighted-Average Life	Estimated Fair Value
Permits	20	1,500
Customer Relationships	15	32,500
Trade Name and Technology	10	1,500
Total Intangible Assets		$35,500

Actual and pro forma impact of Kosmos Acquisition: The following table presents the net sales and operating loss related to the Kosmos Acquisition that has been included in our Consolidated Statement of Earnings from March 6, 2020 through the end of the fiscal year:

For the Fiscal Year Ended March 31,
2020
(dollars in thousands)
Revenue	$7,880
Operating Income (Loss)	$(6,756)

Operating Loss shown above for fiscal 2020 was affected by approximately $1.8 million related to depreciation and amortization and $1.7 million related to the recording of acquired inventory at fair value.

The unaudited pro forma results presented below include the effects of the Kosmos Acquisition as if it had been consummated as of April 1, 2018. The pro forma results include estimates for depreciation from the fair value adjustments to acquired Property and Equipment, amortization for acquired Intangible Assets, the Inventory step-up to fair value, and interest expense associated with debt used to fund the Kosmos Acquisition. To better reflect the combined operating results, material nonrecurring charges directly related to the Kosmos Acquisition of approximately $5.6 million have been excluded from pro forma net income. Additionally, we excluded a tax benefit of approximately $31.7 million that would not have been available to us had the acquisition occurred on April 1, 2018.  See Footnote (J) for more information on the tax benefit.

	For the Fiscal Year Ended March 31,
	2020	2019
	Unaudited
	(dollars in thousands)
Revenue	$1,605,123	$1,554,337
Net Income	$50,189	$66,377
Earnings per share – basic	$1.19	$1.42
Earnings per share - diluted	$1.19	$1.41

The pro forma results do not include any anticipated synergies or other expected benefits of the Kosmos Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Kosmos Acquisition been consummated as of April 1, 2018.

ConAgg Acquisition

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $30.4 million. The purchase price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our Revolving Credit Facility. Operations related to the ConAgg Acquisition are included in our segment reporting for the Concrete and Aggregates business from August 2, 2019 through March 31, 2020.

The purchase price for the ConAgg Acquisition was allocated as follows:

As of August 2, 2019
(dollars in thousands)
Accounts Receivable	$6,302
Inventories	1,921
Property, Plant, and Equipment	22,620
Intangible Assets	1,320
Lease Right-of-Use Assets	3,263
Other Assets	10
Lease Obligations	(3,263)
Accounts Payable and Accrued Expenses	(3,388)
Total Net Assets	28,785
Goodwill	1,639
Total Estimated Purchase Price	$30,424

(C) Subsequent event

On April 17, 2020, we sold our Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews) operations to Teichert Inc., a California-based construction company for an aggregate purchase price of $93.5 million, subject to certain post-closing adjustments. Western Aggregates and Mathews Readymix were part of our Concrete and Aggregates operating segment.

At March 31, 2020, assets and liabilities included on our balance sheet related to Western and Mathews were approximately $43.7 million and $2.3 million, respectively. Revenue from Western and Mathews for fiscal years 2020, 2019 and 2018 were approximately $32.3 million, $27.8 million and $27.7 million, respectively.

(D) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized as follows:

	March 31,
	2020	2019
	(dollars in thousands)
Land and Quarries	$431,242	$379,337
Plants	2,483,246	2,006,870
Buildings, Machinery and Equipment	255,758	219,556
Construction in Progress	30,406	85,886
	3,200,652	2,691,649
Accumulated Depreciation	(1,438,543)	(1,264,710)
	$1,762,109	$1,426,939

(E) Accrued Expenses

Accrued expenses consist of the following:

	As of March 31,
	2020	2019
	(dollars in thousands)
Payroll and Incentive Compensation	$25,584	$26,225
Benefits	12,521	12,673
Interest	4,080	3,852
Property Taxes	6,676	5,058
Power and Fuel	1,353	1,644
Litigation Settlements and Expenses	—	1,900
Legal and Professional	16,096	—
Sales and Use Tax	1,085	2,167
Other	5,898	8,430
	$73,293	$61,949

(F) Leases

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

Lease expense for our operating and short-term leases is as follows:

For the Year Ended March 31, 2020
(dollars in thousands)
Operating Lease Cost	$13,315
Short-term Lease Cost	1,470
Total Lease Cost	$14,785

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

For the Year Ended March 31, 2020
(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$30,530

Current Operating Lease Liabilities	$10,207
Noncurrent Operating Lease Liabilities	49,809
Total Operating Lease Liabilities	$60,016

During the quarter ended December 31, 2019, we recognized a $29.1 million impairment related to Right-of-Use assets used by our Oil and Gas Proppants business. See Footnote (A) for additional information about the impairment loss.

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)
2021	$12,036
2022	10,781
2023	10,067
2024	8,222
2025	6,884
Thereafter	24,624
Total Lease Payments	$72,614
Less: Imputed Interest	(12,598)
Present Value of Lease Liabilities	$60,016

Weighted Average Remaining Lease Term (in years)	9.2
Weighted Average Discount Rate	3.78%

(G) Indebtedness

Long-term debt consists of the following:

	As of March 31,
	2020	2019
	(dollars in thousands)
Revolving Credit Facility	$560,000	$310,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Term Loan	665,000	—
Private Placement Senior Unsecured Notes	—	36,500
Total Debt	1,575,000	696,500
Less: Current Portion of Long-term Debt	—	(36,500)
Less: Debt Origination Costs	(7,685)	(4,908)
Long-term Debt	$1,567,315	$655,092

The weighted-average interest rate of borrowings under our Revolving Credit Facility during fiscal years 2020, 2019, and 2018 was 3.6%, 3.4%, and 2.6%, respectively. The interest rate on the Revolving Credit Facility was 2.8% and 3.8% at March 31, 2020 and 2019, respectively.

The weighted-average interest rate of borrowings under our Term Loan during fiscal 2020 was 2.8%, which was also the interest rate at March 31, 2020.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2021	$—
2022	—
2023	1,225,000
2024	—
2025	—
Thereafter	350,000
Total	$1,575,000

Credit Facility

REVOLVING Credit Facility

We have a revolving credit facility (the Revolving Credit Facility) that terminates on August 2, 2022. During May 2019, we exercised our option to expand the Revolving Credit Facility and increased the borrowing capacity from $500.0 million to $750.0 million, provided, however, that on August 2, 2021, the aggregate borrowing capacity under the Revolving Credit Facility will be reduced to $665.0 million.  The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million. On December 20, 2019, we amended the Revolving Credit Facility, to, among other things, (i) modify the interest rates with respect to outstanding borrowings; (ii) allow for the consummation of the Kosmos Acquisition; (iii) permit the incurrence of additional indebtedness necessary to consummate the Kosmos Acquisition; (iv) modify the financial covenants to increase maximum leverage permitted under the Revolving Credit Facility; and (v) provide for the selection of an alternate benchmark rate to replace the LIBO Rate (as defined in the Revolving Credit Facility).

On April 9, 2020 we further amended the Revolving Credit Facility to, among other things, (i) extend the maturity date with respect to certain lender commitments thereunder from August 2, 2021 to August 2, 2022, (ii) modify the financial covenants to increase the maximum leverage that the Company (on a consolidated basis) is required to maintain, (iii) increase the pricing of borrowings based on the then-existing Leverage Ratio (as defined in the Revolving Credit Facility) which is based on the ratio of the Company’s Consolidated Total Indebtedness (as defined in the Revolving Credit Facility) to Consolidated EBITDA (as defined in the Revolving Credit Facility), and (iv) further restrict the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Facility) from making Restricted Payments (as defined in the Revolving Credit Facility) with certain exceptions, including, among others, no Default (as defined in the Revolving Credit Facility) has occurred and is continuing and based on a pro forma basis after giving effect to any such Restricted Payment the Leverage Ratio would not be greater than 2.50 to 1.00.

Borrowings under the Revolving Credit Facility are guaranteed by all of the Company’s material subsidiaries.  The debt under the Revolving Credit Facility is not rated by ratings agencies.  At the Company’s option, principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate equal to either (i) the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) plus an agreed spread (ranging from 125 to 200 basis points for loans scheduled to mature in 2021 and from 150 to 250 basis points for loans scheduled to mature in 2022), which is established quarterly based on the Company's then Leverage Ratio; or (ii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility), (b) the NYFRB (as defined in the Revolving Credit Facility) plus ½ of 1%, and (c) the Adjusted LIBO Rate for a one-month interest period on such day, plus 1.0%, in each case plus an agreed upon spread (ranging from 25 to 100 basis points for loans scheduled to mature in 2021 and from 50 to 150 basis points for loans scheduled to mature in 2022) which is established quarterly based on the Company's then Leverage Ratio. In the case of loans bearing interest at a rate based on the Alternate Base Rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on the Adjusted LIBO Rate, interest is payable at the end of the relevant Interest Period (as defined in the Revolving Credit Facility) for such borrowing unless such Interest Period is for more than three months duration, in which case such interest is payable at intervals of three months duration after the first day of such Interest Period, which can be up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Revolving Credit Facility (ranging from 15 to 30 basis points for loans scheduled to mature in 2021 and from 20 to 40 basis points for loans scheduled to mature in 2022) which is established quarterly based on the Company's then Leverage Ratio. The Revolving Credit Facility contains customary covenants that restrict the Company’s and its Restricted Subsidiaries’ ability to incur additional debt; encumber  assets; merge with or transfer or sell assets to other persons; make or enter into certain investments, loans, or guaranties; enter into certain swap agreements; enter into affiliate transactions or restrictive transactions; make restricted payments; prepay subordinated indebtedness; and enter into sale and leaseback arrangements. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 4.50:1.00 or less and an Interest Coverage Ratio (as defined in the Revolving Credit Facility) equal to or greater than 2.50 to 1.00. We were in compliance with all financial ratios and tests at March 31, 2020. We had $560.0 million of borrowings outstanding under the Revolving Credit Facility at March 31, 2020. We had $183.5 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit, at March 31, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

The Revolving Credit Facility has a $40.0 million letter of credit facility. The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility) plus a one-time letter of credit fee to the issuing bank of such letters of credit in an amount equal to 0.125% of the initial stated amount. At March 31, 2020, we had $6.5 million of outstanding letters of credit. We have also provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility. The Joint Venture has not had any borrowings under the credit facility during the last two fiscal years; therefore, we have not issued any letters of credit during fiscal 2020 and 2019.

TERM LOAN

On December 20, 2019, we entered into a term loan credit agreement (the Term Loan Agreement) establishing a $665.0 million term loan facility which we used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. On April 9, 2020, we amended the Term Loan Agreement and extended the maturity date thereof to August 2, 2022, and modified certain other provisions, as noted below, that are similar to those provisions in the Revolving Credit Agreement as set forth above.

Borrowings under the Term Loan Agreement bear interest, at our option, at a variable rate equal to either (i) the Alternate Base Rate (as defined in the Term Loan Agreement and consistent with the Revolving Credit Facility), plus an agreed spread (ranging from 50 to 150 basis points), or (ii) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus an agreed spread (ranging from 150 to 250 basis points), which is established quarterly based on the Company's then Leverage Ratio (as defined in the Term Loan Agreement and consistent with the Revolving Credit Facility). The Company must also maintain a Leverage Ratio and Interest Coverage Ratio consistent with the Revolving Credit Facility.

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semi-annually on February 1 and August 1 of each year until all outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Revolving Credit Facility and Term Loan. On or after August 1, 2019, and prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a make-whole premium. Beginning August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

Percentage
2021	102.25%
2022	101.50%
2023	100.75%
2024 and thereafter	100.00%

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit existence of certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully, unconditionally, jointly, and severally guaranteed by each of our subsidiaries that are guarantors under the Revolving Credit Facility and Term Loan. See Footnote (O) of the Notes to Consolidated Financial Statements for more information on the guarantors of the Senior Unsecured Notes.

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

(H) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at March 31, 2020 are as follows:

Fair Value
(dollars in thousands)
4.500% Senior Unsecured Notes Due 2026	$320,560

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2020, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates their carrying values at March 31, 2020.

(I) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

We are a leading supplier of heavy construction materials and light building materials in the United States. Our primary products are commodities that are essential in commercial and residential construction; public construction projects; and projects to build, expand, and repair roads and highways. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification. We also produce sand used in hydraulic fracturing as part of our Oil and Gas Proppants segment.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 29 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 26 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network. On April 17, 2017 we sold our Concrete and Aggregates companies in northern California.  See Footnote (C) for more information about the sale.

We operate five gypsum wallboard plants and a recycled paperboard mill. We distribute gypsum wallboard and recycled paperboard throughout the continental U.S., with the exception of the Northeast.

Our Oil and Gas Proppants business owns two frac sand processing facilities, four frac sand drying facilities, and two frac sand trans-load locations. Frac sand is currently sold into shale deposits across the United States.

We account for intersegment sales at market prices. For segment reporting purposes only, we proportionately consolidate our 50% share of the Joint Venture Revenue and Operating Earnings, consistent with the way management reports the segments within the Company for making operating decisions and assessing performance.

The following tables below sets forth certain financial information relating to our operations by segment. We do not allocate interest or taxes at the segment level, only at the consolidated company level.

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Revenue -
Cement	$752,002	$656,759	$651,750
Concrete and Aggregates	182,775	140,173	157,013
Gypsum Wallboard	508,145	532,712	491,779
Paperboard	159,963	167,656	181,742
Oil and Gas Proppants	46,781	82,987	98,244
	1,649,666	1,580,287	1,580,528
Less: Intersegment Revenue	(85,316)	(82,553)	(88,124)
Less: Joint Venture Revenue	(113,536)	(104,493)	(105,884)
	$1,450,814	$1,393,241	$1,386,520

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Intersegment Revenue -
Cement	$21,499	$14,408	$16,442
Concrete and Aggregates	1,502	1,422	1,335
Paperboard	62,315	66,723	70,347
	$85,316	$82,553	$88,124
Cement Sales Volume (M tons) -
Wholly Owned	4,975	4,441	4,453
Joint Venture	956	899	912
	5,931	5,340	5,365

	For the Years Ended March 31,
	2020	2019	2018
		(dollars in thousands)
Operating Earnings -
Cement	$181,330	$164,782	$179,151
Concrete and Aggregates	17,558	12,866	17,854
Gypsum Wallboard	154,614	180,831	158,551
Paperboard	34,979	35,349	32,758
Oil and Gas Proppants	(14,634)	(28,695)	(6,139)
Sub-Total	373,847	365,133	382,175
Corporate General and Administrative Expense	(65,410)	(37,371)	(41,205)
Impairment Losses	(224,267)	(220,265)	—
Litigation Settlements and Losses	—	(1,800)	(45,098)
Other Non-Operating Income	(25)	2,412	3,728
Earnings Before Interest and Income Taxes	84,145	108,109	299,600
Interest Expense, net	(38,421)	(28,374)	(27,638)
Earnings Before Income Taxes	$45,724	$79,735	$271,962
Cement Operating Earnings -
Wholly Owned	$138,745	$126,217	$135,732
Joint Ventures	42,585	38,565	43,419
	$181,330	$164,782	$179,151
Capital Expenditures -
Cement	$44,776	$76,504	$45,088
Concrete and Aggregates	11,898	6,649	4,977
Gypsum Wallboard	12,771	10,724	19,382
Paperboard	62,528	16,603	5,177
Oil and Gas Proppants	146	52,286	56,872
Other, net	—	6,107	461
	$132,119	$168,873	$131,957
Depreciation, Depletion, and Amortization -
Cement	$59,081	$52,802	$50,891
Concrete and Aggregates	11,142	8,176	7,931
Gypsum Wallboard	20,320	20,020	18,179
Paperboard	8,945	8,541	8,694
Oil and Gas Proppants	11,310	31,328	26,872
Corporate and Other	2,720	1,668	1,448
	$113,518	$122,535	$114,015

	As of March 31,
	2020	2019	2018
	(dollars in thousands)
Identifiable Assets
Cement	$1,980,306	$1,289,468	$1,247,504
Concrete and Aggregates	136,041	95,084	104,851
Gypsum Wallboard	375,946	372,206	386,041
Paperboard	183,288	138,614	123,819
Oil and Gas Proppants	14,294	236,357	444,826
Other, net	271,145	37,434	60,962
	$2,961,020	$2,169,163	$2,368,003

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

The segment breakdown of Goodwill at March 31, 2020 and 2019 is as follows:

	For the Years Ended March 31,
	2020	2019
	(dollars in thousands)
Cement	$205,797	$74,214
Concrete and Aggregates	1,639	—
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$331,592	$198,370

(J) Income Taxes

The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$(102,080)	$32,710	$58,695
State	923	6,536	5,989
	(101,157)	39,246	64,684
Deferred Provision (Benefit) -
Federal	76,255	(21,039)	(52,333)
State	(268)	(7,332)	2,979
	75,987	(28,371)	(49,354)
Provision (Benefit) for Income Taxes	$(25,170)	$10,875	$15,330

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Earnings Before Income Taxes	$45,724	$79,735	$271,962
Income Taxes at Statutory Rate	$9,602	$16,744	$85,804
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	(1,703)	(629)	6,139
Statutory Depletion in Excess of Cost	(3,078)	(3,834)	(6,341)
Domestic Production Activities Deduction	—	—	(5,995)
Excess Tax Benefit from Stock Compensation	307	(651)	(4,129)
Meals and Entertainment Disallowance	537	610	567
Limitation on Officer's Compensation	1,018	1,434	246
Impact of Tax Cuts and Jobs Act of 2017	—	—	(61,692)
Impact of CARES Act of 2020	(35,936)	—	—
Credits	(2,150)	(940)	—
Valuation Allowance	2,212	(2,100)	—
Unrecognized Tax Benefits	4,200	—	—
Other	(179)	241	731
Provision for Income Taxes	$(25,170)	$10,875	$15,330
Effective Tax Rate	(55)%	14%	6%

Components of deferred income taxes are as follows:

	March 31,
	2020	2019
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(199,096)	$(108,505)
State Income Taxes, net	(12,225)	(9,236)
Right-of-Use Asset	(5,441)	—
Other	(5,764)	(5,628)
Total Deferred Tax Liabilities	$(222,526)	$(123,369)
Items Giving Rise to Deferred Tax Assets -
Change in Accruals	$9,373	$8,601
Depletable Assets	12,632	8,995
Inventory	7,217	6,046
Bad Debts	2,642	2,169
Long-term Incentive Compensation Plan	5,590	5,154
Credits and Other Carryforwards	19,861	12,289
Lease Liability	11,384	—
Pension	937	921
Subtotal	69,636	44,175
Valuation Allowance	(13,777)	(11,565)
Total Deferred Tax Assets	$55,859	$32,610

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

During fiscal 2020, we recorded an increase in the Valuation Allowance against our Deferred Tax Assets of $2.2 million. The increase is because of changes in estimates of the realizability of certain deferred tax assets related to certain state income tax credits.

We have federal and state net operating loss carryforwards of $5.4 million at March 31, 2020, and approximately $1.0 million at March 31, 2019. We have federal Research and Development (R&D) and state income tax credits of $2.2 million at March 31, 2020 and $2.0 million at March 31, 2019, net of Valuation Allowances. The federal R&D credits can be carried forward 20 years and the state income tax credits may be carried forward indefinitely.

We file income tax returns in U.S. federal and various state jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 31, 2017 and forward.

Uncertain tax positions

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

We review and assess all tax positions subject to uncertainty on a more-likely-than-not standard with respect to ultimate outcome if challenged. We measure and record tax benefit or expense only when the more-likely-than-not threshold is met. The change in unrecognized tax benefits for the years ended March 31, 2020, 2019, and 2018 was as follows:

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Balance at Beginning of Year	$—	$—	$—
Increase related to current tax positions	4,200	—	—
Decrease related to current tax positions	—	—	—
Payments	—	—	—
	$4,200	$—	$—

We recorded a $4.2 million reserve as a result of a position we will take on our fiscal 2020 federal tax return related to the interest limitation under IRC Section 163(j) and the resulting carryback allowed under the CARES Act.  This tax return position reflects an expected update to U.S. Department of the Treasury regulations. We recorded a reserve for financial reporting purposes to reflect the U.S. Department of the Treasury's current proposed regulations under Section 163(j) which have not yet been withdrawn. We will reevaluate this reserve when new guidance is issued, which is currently expected in calendar 2020.

We classify interest and penalties related to uncertain tax positions as current income tax expense. We recorded no interest and penalties for each of the fiscal years ended March 31, 2020, 2019, and 2018, respectively.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, allows for the immediate 100% deductibility of certain capital expenditures, repeals the domestic production deduction, and further limits the deductibility of certain executive compensation. In December 2017, we recorded a tax benefit of $61.7 million related to the change in corporate tax rates that reduced our deferred tax liabilities after the initial assessment of the tax effects of the Act. In the quarter ended December 31, 2018, we finalized our accounting for the Act with no material changes from our provisional calculations.

CARES Act

The CARES Act was enacted on March 27, 2020. The CARES Act, among other changes, allows for a five-year carryback of net operating losses (NOL) generated beginning in 2018 and ending before 2021. In March 2020, we recorded a tax benefit of $35.9 million related to the carryback and utilization of NOLs in prior-year tax periods at higher rates than the current statutory rate. The overall benefit created by the CARES Act was partially offset by a related $4.2 million reserve we recorded as a result of the interest limitation under IRC section 163(j).

(K) Commitments and Contingencies

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At March 31, 2020, we had contingent liabilities under these outstanding letters of credit of approximately $6.5 million. We have also provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility. The Joint Venture has not had any borrowings under the credit facility during the last two fiscal years; therefore, we have not issued any letters of credit during fiscal 2020 and 2019.

We are currently contingently liable for performance under $31.0 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2020 and 2021. The contracts are for approximately 25% of our anticipated natural gas usage.

(L) Stock Option Plans

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

Long-Term Compensation Plans

Options

In May 2019, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees of an aggregate of 100,849 performance vesting stock options that are earned only if certain performance conditions are satisfied (the Fiscal 2020 Employee Performance Stock Option Grant). The performance criterion for the Fiscal 2019 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2020. All stock options are earned if the return on equity is 20.0% or greater, and the percentage of shares earned are reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted will be forfeited. During fiscal 2020, the adjusted return on equity was approximately 16.4%; therefore, 88,755 options were earned, with the remaining options forfeited. The earned stock options will lapse ratably over four years, with the first fourth lapsing promptly following the determination date, and the remaining options vesting on March 31, 2021 through 2023. The stock options have a term of 10 years from the date of grant. The Compensation Committee also approved the granting of 84,043 time-vesting stock options to the same officers and key employees, which vest ratably over a four-year period (the Fiscal 2020 Employee Time-Vesting Stock Option Grant). The stock options have a term of 10 years from the date of grant.

All stock options issued during fiscal 2020 and 2019 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2020 and 2019 are as follows:

	2020	2019
Dividend Yield	1.3%	1.3%
Expected Volatility	31.4%	32.7%
Risk Free Interest Rate	2.31%	2.85%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $4.5 million, $3.8 million, and $4.3 million for the years ended March 31, 2020, 2019, and 2018, respectively. At March 31, 2020, there was approximately $7.2 million of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.4 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,
	2020		2019		2018
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Year	1,042,925	$76.88	958,136	$72.52	1,323,379	$66.07
Granted	187,375	$91.58	125,734	$103.53	119,986	$100.20
Exercised	(62,326)	$88.28	(38,748)	$54.27	(448,295)	$60.27
Cancelled	(7,883)	$102.69	(2,197)	$100.88	(36,934)	$79.97
Outstanding Options at End of Year	1,160,091	$80.36	1,042,925	$76.88	958,136	$72.52
Options Exercisable at End of Year	868,081		761,564		651,218
Weighted-Average Fair Value of Options Granted during the Year		$27.35		$33.11		$33.37

The following table summarizes information about stock options outstanding at March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$23.17 - $29.84	65,912	1.35	$23.27	65,912	$23.27
$33.43 - $37.34	57,728	2.21	$34.03	57,728	$34.03
$53.22 - $77.67	267,763	5.28	$72.46	233,949	$72.37
$79.73 - $106.24	768,688	6.72	$91.49	510,492	$89.24
	1,160,091	5.86	$80.36	868,081	$76.01

At March 31, 2020, the aggregate intrinsic value for outstanding and exercisable options was approximately $3.8 million. The total intrinsic value of options exercised during the fiscal years ended March 31, 2020, 2019, and 2018 was approximately $2.2 million, $2.1 million and $18.7 million, respectively.

Restricted Stock

In May 2019, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 51,112 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2020 Employee Restricted Stock Performance Award). The performance criterion for the Fiscal 2020 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from 10.0% to 20.0%, for the fiscal year ended March 31, 2020. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. During fiscal 2020, the adjusted return on equity was approximately 16.4%; therefore approximately 44,985 shares were earned, with the remaining shares forfeited. Restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date and the remaining restrictions lapsing on March 31, 2021 through 2023. The Compensation Committee also approved the granting of 42,591 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2020 Employee Restricted Stock Time-Vesting Award). Both of the Fiscal 2020 Employee Restricted Stock Performance Award and the Fiscal 2020 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

In August 2019, we granted to members of the Board of Directors 24,589 shares of restricted stock (the Board of Directors Fiscal 2020 Restricted Stock Award) which vested six months after the grant date. The Board of Directors Fiscal 2020 Restricted Stock Awards were valued at the closing price of the stock on the date of the grant and were expensed over a six-month period.

The fair value of restricted stock is estimated based on the stock price at the date of the grant. The following table summarizes the activity for nonvested restricted shares during the fiscal years ended March 31, 2020, 2019, and 2018:

	For the Years Ended March 31,
	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock at Beginning of Year	300,115	$78.94	328,059	$72.52	371,213	$66.07
Granted	118,292	$90.08	121,836	$105.73	107,964	$100.20
Vested	(169,347)	$92.98	(147,790)	$75.94	(119,187)	$60.27
Forfeited	(15,940)	$58.64	(1,990)	$100.88	(31,931)	$79.97
Nonvested Restricted Stock at End of Year	233,120	$75.35	300,115	$78.94	328,059	$72.52

Expense related to restricted shares was $15.3 million, $11.3 million, and $9.6 million in fiscal years ended March 31, 2020, 2019, and 2018, respectively. At March 31, 2020, there were approximately 233,000 shares with remaining restrictions, for which $15.4 million of unearned compensation will be recognized over a weighted-average period of 2.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,755,871 at March 31, 2020. Of the available shares, a total of 1,219,192 can be used for future restricted stock and restricted stock unit grants.

(M) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Interest Income	$(34)	$(123)	$(14)
Interest Expense	36,956	27,329	26,433
Other Expenses	1,499	1,168	1,219
Interest Expense, net	$38,421	$28,374	$27,638

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Private Placement Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(N) Pension and Profit Sharing Plans

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

The following table provides a reconciliation of the Obligations and Fair Values of Plan Assets for all defined benefit plans over the two-year period ended March 31, 2020, and a statement of the funded status as of March 31, 2020 and 2019:

	For the Years Ended March 31,
	2020	2019
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$33,730	$33,370
Service Cost - Benefits Earned During the Period	339	399
Interest Cost on Projected Benefit Obligation	1,351	1,347
Actuarial (Gain) Loss	2,464	(306)
Benefits Paid	(1,183)	(1,080)
Benefit Obligation at March 31,	$36,701	$33,730
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$36,541	$33,412
Actual Return on Plan Assets	3,651	2,169
Employer Contributions	—	2,040
Benefits Paid	(1,183)	(1,080)
Fair Value of Plan Assets at March 31,	39,009	36,541
Funded Status -
Funded Status at March 31,	$2,308	$2,811
Amounts Recognized in the Balance Sheet Consist of -
Other Assets	$2,308	$2,811
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	4,709	4,346
Prior Service Cost	—	19
Accumulated Other Comprehensive Losses	$4,709	$4,365
Reclassification to Retained Earnings	—	—
Tax impact	(1,149)	(1,049)
Accumulated Other Comprehensive Losses, net of tax	$3,560	$3,316

The table below summarizes the Company’s Projected Benefit Obligation, Accumulated Benefit Obligation and Fair Value of Plan Assets at March 31, 2020 and 2019:

	March 31,
	2020	2019
	(dollars in thousands)
Projected Benefit Obligation	$36,701	$33,730
Accumulated Benefit Obligation	$36,701	$33,727
Fair Value of Plan Assets	$39,009	$36,541

Net periodic pension cost for the fiscal years ended March 31, 2020, 2019, and 2018, included the following components:

	For the Years Ended March 31,
	2020	2019	2018
	(dollar in thousands)
Service Cost - Benefits Earned During the Period	$339	$399	$710
Interest Cost of Projected Benefit Obligation	1,351	1,347	1,466
Expected Return on Plan Assets	(1,702)	(1,853)	(2,137)
Recognized Net Actuarial Loss	153	230	566
Amortization of Prior-Service Cost	19	61	269
Settlement	—	—	649
Net Periodic Pension Cost	$160	$184	$1,523

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

Fiscal Years	Total
2021	$1,586
2022	$1,673
2023	$1,721
2024	$1,765
2025	$1,892
2026-2030	$10,197

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

	March 31,
	2020	2019	2018
Net Periodic Benefit Costs -
Discount Rate	4.09%	4.12%	4.03%
Expected Return on Plan Assets	4.75%	5.50%	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%

	March 31,
	2020	2019
Benefit Obligations -
Discount Rate	3.64%	4.09%
Rate of Compensation Increase	3.50%	3.50%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long term. To determine this rate, we developed estimates of the key components underlying capital asset returns which include: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums, and equity risk premiums. We used these components as appropriate to develop benchmark estimates of the expected long-term management approach that we employ.

The pension plans’ approximate weighted-average asset allocation at March 31, 2020 and 2019 and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target Allocation	2020	2019
Asset Category -
Equity Securities	10 – 20%	9%	14%
Debt Securities	60 – 90%	89%	85%
Other	0 – 20%	2%	1%
Total		100%	100%

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

Based on our current actuarial estimates, we anticipate making contributions ranging from approximately $0.5 million to $1.0 million to our defined benefit plans for fiscal year 2021.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2020 and 2019 were as follows:

	March 31,
	2020	2019
	(dollars in thousands)
Equity Securities	$3,470	$4,525
Fixed Income Securities	34,579	31,516
Real Estate Funds	107	144
Commodity Linked Funds	—	212
Cash Equivalents	853	144
Total	$39,009	$36,541

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2020 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$3,470	$—	$3,470
Fixed Income Securities	—	34,579	—	34,579
Real Estate Funds	—	107	—	107
Cash Equivalents	853	—	—	853
	$853	$38,156	$—	$39,009

The fair values by category of inputs as of March 31, 2019 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$4,525	$—	$4,525
Fixed Income Securities	—	31,516	—	31,516
Real Estate Funds	—	144	—	144
Commodity Linked Funds	—	212	—	212
Cash Equivalents	144	—	—	144
	$144	$36,397	$—	$36,541

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a four-year period. Costs relating to the employer discretionary contributions for our plan totaled $8.2 million, $8.0 million, and $8.4 million in fiscal years 2020, 2019, and 2018, respectively.

Individuals who became our employees as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans include the seller’s 401(k) plan which allows for employer matching percentages of hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $0.7 million, $0.6 million, and $0.6 million for these employees during fiscal years 2020, 2019, and 2018, respectively.

Approximately fifty of our employees belong to three different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in February 2024 and March 2025. Our expense related to these plans was approximately $1.7 million, $1.5 million, and $1.6 million during fiscal years 2020, 2019, and 2018, respectively. We anticipate the total expense in fiscal 2021 related to these plans will be approximately $1.8 million.

(O) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

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

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2020	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,450,814	$—	$1,450,814
Cost of Goods Sold	—	1,119,552	—	1,119,552
Gross Profit	—	331,262	—	331,262
Equity in Earnings of Unconsolidated Joint Venture	42,585	42,585	(42,585)	42,585
Equity in Earnings of Subsidiaries	100,225	—	(100,225)	—
Corporate General and Administrative Expenses	(56,695)	(8,715)	—	(65,410)
Impairment Losses	—	(224,267)	—	(224,267)
Other Non-Operating Income (Loss)	(697)	672	—	(25)
Interest Expense, net	(38,372)	(49)	—	(38,421)
Earnings before Income Taxes	47,046	141,488	(142,810)	45,724
Income Taxes	23,848	1,322	—	25,170
Net Earnings	$70,894	$142,810	$(142,810)	$70,894
Net Earnings	$70,894	$142,810	$(142,810)	$70,894
Net Actuarial Change in Benefit Plans, net of tax	(265)	(265)	265	(265)
Comprehensive Earnings	$70,629	$142,545	$(142,545)	$70,629

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,393,241	$—	$1,393,241
Cost of Goods Sold	—	1,066,673	—	1,066,673
Gross Profit	—	326,568	—	326,568
Equity in Earnings of Unconsolidated Joint Venture	38,565	38,565	(38,565)	38,565
Equity in Earnings of Subsidiaries	77,954	—	(77,954)	—
Corporate General and Administrative Expenses	(31,744)	(5,627)	—	(37,371)
Impairment Losses	—	(220,265)	—	(220,265)
Legal Settlements	—	(1,800)	—	(1,800)
Other Non-Operating Income	(390)	2,802	—	2,412
Interest Expense, net	(28,325)	(49)	—	(28,374)
Earnings before Income Taxes	56,060	140,194	(116,519)	79,735
Income Taxes	12,800	(23,675)	—	(10,875)
Net Earnings	$68,860	$116,519	$(116,519)	$68,860
Net Earnings	$68,860	$116,519	$(116,519)	$68,860
Net Actuarial Change in Benefit Plans, net of tax	696	696	(696)	696
Comprehensive Earnings	$69,556	$117,215	$(117,215)	$69,556

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Year Ended March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	$1,386,520	$—	$1,386,520
Cost of Goods Sold	—	1,047,764	—	1,047,764
Gross Profit	—	338,756	—	338,756
Equity in Earnings of Unconsolidated Joint Venture	43,419	43,419	(43,419)	43,419
Equity in Earnings of Subsidiaries	289,950	—	(289,950)	—
Corporate General and Administrative Expenses	(37,825)	(3,380)	—	(41,205)
Legal Settlements	(45,098)	—	—	(45,098)
Other Non-Operating Income	(233)	3,961	—	3,728
Interest Expense, net	(27,609)	(29)	—	(27,638)
Earnings before Income Taxes	222,604	382,727	(333,369)	271,962
Income Taxes	34,028	(49,358)	—	(15,330)
Net Earnings	$256,632	$333,369	$(333,369)	$256,632
Net Earnings	$256,632	$333,369	$(333,369)	256,632
Net Actuarial Change in Benefit Plans, net of tax	3,384	3,384	(3,384)	3,384
Comprehensive Earnings	$260,016	$336,753	$(336,753)	$260,016

Condensed Consolidating Balance Sheet At March 31, 2020	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$116,269	$2,379	$—	118,648
Accounts and Notes Receivable	531	151,255	—	151,786
Inventories	—	272,508	—	272,508
Income Tax Receivable	128,413	—	—	128,413
Prepaid and Other Current Assets	953	5,909	—	6,862
Total Current Assets	246,166	432,051	—	678,217
Property, Plant and Equipment, net	6,606	1,755,503	—	1,762,109
Notes Receivable	—	9,139	—	9,139
Investment in Joint Venture	70	73,888	—	73,958
Operating Lease Right-of-Use Assets	9,765	20,765	—	30,530
Investments in Subsidiaries and Receivables from Affiliates	2,489,326	179,398	(2,668,724)	—
Deferred Tax Assets	11,409	—	(11,409)	—
Goodwill and Intangible Assets, net	—	396,463	—	396,463
Other Assets	4,417	6,187	—	10,604
	$2,767,759	$2,873,394	$(2,680,133)	$2,961,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,365	$79,832	$—	$86,197
Accrued Liabilities	33,409	39,884	—	73,293
Operating Lease Liabilities	1,180	9,027	—	10,207
Total Current Liabilities	40,954	128,743	—	169,697
Long-term Debt	1,567,315	—	—	1,567,315
Noncurrent Operating Lease Liabilities	12,249	37,560	—	49,809
Other Long-term Liabilities	—	39,689	—	39,689
Payables to Affiliates	179,398	6,324,504	(6,503,902)	—
Deferred Income Taxes	—	178,076	(11,409)	166,667
Total Liabilities	1,799,916	6,708,572	(6,515,311)	1,993,177
Total Stockholders’ Equity	967,843	(3,835,178)	3,835,178	967,843
	$2,767,759	$2,873,394	$(2,680,133)	$2,961,020

Condensed Consolidating Balance Sheet At March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$5,779	$2,822	$—	$8,601
Accounts and Notes Receivable	437	128,285	—	128,722
Inventories	—	275,194	—	275,194
Income Tax Receivable	5,480	—	—	5,480
Prepaid and Other Current Assets	1,472	8,152	—	9,624
Total Current Assets	13,168	414,453	—	427,621
Property, Plant and Equipment, net	7,756	1,419,183	—	1,426,939
Notes Receivable	—	2,898	—	2,898
Investment in Joint Venture	70	64,803	—	64,873
Investments in Subsidiaries and Receivables from Affiliates	2,322,335	406,726	(2,729,061)	—
Goodwill and Intangible Assets, net	—	229,115	—	229,115
Other Assets	4,571	13,146	—	17,717
	$2,347,900	$2,550,324	$(2,729,061)	$2,169,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$5,520	$75,364	$—	$80,884
Accrued Liabilities	22,470	39,479	—	61,949
Current Portion of Long-term Debt	36,500	—	—	36,500
Total Current Liabilities	64,490	114,843	—	179,333
Long-term Debt	655,092	—	—	655,092
Other Long-term Liabilities	3,303	31,189	—	34,492
Payables to Affiliates	406,727	5,730,093	(6,136,820)	—
Deferred Income Taxes	8,801	81,958	—	90,759
Total Liabilities	1,138,413	5,958,083	(6,136,820)	959,676
Total Stockholders’ Equity	1,209,487	(3,407,759)	3,407,759	1,209,487
	$2,347,900	$2,550,324	$(2,729,061)	$2,169,163

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2020	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(181,476)	$580,777	$—	$399,301
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	—	(132,119)	—	(132,119)
Investment in Subsidiaries	(699,361)	—	699,361	—
Acquisition Spending	—	(699,361)	—	(699,361)
Proceeds from Sales of Property, Plant, and Equipment	400	—	—	400
Net Cash Used in Investing Activities	(698,961)	(831,480)	699,361.00	(831,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Revolving Credit Facility	250,000	—	—	250,000
Repayment of Private Placement Senior Unsecured Notes	(36,500)	—	—	(36,500)
Issuance of Term Loan	665,000	—	—	665,000
Dividends Paid to Stockholders	(17,142)	—	—	(17,142)
Purchase and Retirement of Common Stock	(313,887)	—	—	(313,887)
Proceeds from Stock Option Exercises	3,298	—	—	3,298
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,063)	—	—	(4,063)
Payment of Debt Issuance Costs	(4,880)	—	—	(4,880)
Intra-entity Activity, net	449,101	250,260	(699,361)	—
Net Cash Provided by (Used in) Financing Activities	990,927	250,260	(699,361)	541,826
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	110,490	(443)	—	110,047
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,779	2,822	—	8,601
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$116,269	$2,379	$—	$118,648

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2019	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$33,997	$316,287	$—	$350,284
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(6,107)	(162,766)	—	(168,873)
Proceeds from Sales of Property, Plant, and Equipment	—	2,281	—	2,281
Net Cash Used in Investing Activities	(6,107)	(160,485)	—	(166,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Revolving Credit Facility	70,000	—	—	70,000
Dividends Paid to Stockholders	(18,927)	—	—	(18,927)
Purchase and Retirement of Common Stock	(271,988)	—	—	(271,988)
Proceeds from Stock Option Exercises	2,103	—	—	2,103
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,347)	—	—	(4,347)
Intra-entity Activity, net	156,511	(156,511)	—	—
Net Cash Provided by (Used in) Financing Activities	(66,648)	(156,511)	—	(223,159)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(38,758)	(709)	—	(39,467)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	44,537	3,531	—	48,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,779	$2,822	$—	$8,601

Condensed Consolidating Statement of Cash Flows For the Year Ended March 31, 2018	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(83,947)	$421,612	$—	$337,665
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(142)	(131,815)	—	(131,957)
Investment in Subsidiaries	(36,761)	—	36,761	—
Acquisition Spending	—	(36,761)	—	(36,761)
Net Cash Used in Investing Activities	(36,903)	(168,576)	36,761	(168,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Revolving Credit Facility	15,000	—	—	15,000
Repayment of Private Placement Senior Unsecured Notes	(81,214)	—	—	(81,214)
Dividends Paid to Stockholders	(19,438)	—	—	(19,438)
Purchase and Retirement of Common Stock	(61,078)	—	—	(61,078)
Proceeds from Stock Option Exercises	24,264	—	—	24,264
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,974)	—	—	(4,974)
Intra-entity Activity, net	287,643	(250,882)	(36,761)	—
Net Cash Provided by (Used in) Financing Activities	160,203	(250,882)	(36,761)	(127,440)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	39,353	2,154	—	41,507
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,184	1,377	—	6,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$44,537	$3,531	$—	$48,068

(P) QUARTERLY RESULTS (UNAUDITED)

	For the Years Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
First Quarter -
Revenue	$370,597	$393,756
Gross Profit	75,329	91,634
Earnings Before Income Taxes	54,861	85,021
Net Earnings	41,304	66,339
Diluted Earnings Per Share	$0.94	$1.38
Second Quarter -
Revenue	$414,526	$381,499
Gross Profit	104,506	97,931
Earnings Before Income Taxes	94,210	91,793
Net Earnings	71,793	72,603
Diluted Earnings Per Share	$1.72	$1.53
Third Quarter -
Revenue	$350,249	$333,285
Gross Profit	87,514	80,421
Earnings (Loss) Before Income Taxes	(148,565)	74,518
Net Earnings (Loss)	(114,632)	57,715
Diluted Earnings (Loss) Per Share	$(2.77)	$1.24
Fourth Quarter -
Revenue	$315,442	$284,701
Gross Profit	63,913	56,582
Earnings (Loss) Before Income Taxes	45,218	(171,597)
Net Earnings (Loss)	72,429	(127,797)
Diluted Earnings (Loss) Per Share	$1.74	$(2.82)

The third quarter of fiscal 2020 included a pre-tax impairment loss of approximately $224.3 million related to the Oil and Gas Proppants segment. See Footnote (A) for more information.

The fourth quarter of fiscal 2020 included costs that were not incurred in the prior year. These pre-tax costs related to business development and separation costs of approximately $6.5 million, outage and purchase accounting costs at Kosmos Cement Company of approximately $6.8 million, and plant expansion costs at our recycled paper mill of approximately $3.0 million. The outage and purchase accounting costs and expansion costs are included in Cost of Goods Sold, while the business development and separation costs are included in Corporate, General and Administrative Expense on our Consolidated Statement of Earnings. The Company also recorded a $31.7 million net income tax benefit related to the CARES Act during the fourth quarter. See Footnote (J) for more information about the CARES Act.

The fourth quarter of fiscal 2019 included a pre-tax impairment loss of approximately $220.3 million related to the Oil and Gas Proppants segment. See Footnote (A) for more information.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions
Description of the Matter

During the current period audit, the Company completed its acquisition of Kosmos Cement Company for net consideration of $669 million, as disclosed in Note B to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Kosmos Cement Company was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the acquired property, plant and equipment (PP&E) of $477 million, as well as identified intangible assets of $36 million, which primarily consisted of customer relationship assets.  The significant estimation uncertainty was primarily due to the sensitivity of the fair values to changes in the underlying assumptions of estimated replacement cost and effective age of the PP&E.  The Company utilized a discounted cash flow model to measure the identified intangible assets.  The significant assumptions used to estimate the value of the intangible assets included the discount rate, customer attrition rate, and certain assumptions that form the basis of the forecasted results (i.e., revenue growth rates and EBITDA margin).

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. Our tests included controls over the estimation process supporting the fair value of the PP&E, intangible assets and consideration transferred.  We also tested management’s review and evaluation of the significant assumptions used in determining the estimated replacement cost and effective age of the PP&E and the discounted cash flow model used to estimate the value of the intangible assets.

To test the estimated fair value of the PP&E and intangible assets, we performed audit procedures assisted by our valuation specialists that included, among others, evaluating the Company’s selection of the valuation methodologies, evaluating the significant assumptions used by the Company’s management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market, and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry.

Materials-in-Progress inventory existence
Description of the Matter

As described in Note A, the Company’s raw materials and materials-in-progress inventory balance was $111 million at March 31, 2020.  Materials-in-progress inventory is comprised of clinker, which is an intermediary product before it is ground into cement powder.  Due to the nature of the materials-in-progress inventory, the Company utilizes technology to measure the volume of the inventory stockpiles and applies density factors to convert the measurements to tons of inventory.

Auditing management’s process for measuring materials-in-progress inventory was complex as auditor judgement was necessary to evaluate the Company’s process for measuring the inventory, given the technology utilized, and converting the measurements to tonnage.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of determining the existence of materials-in-progress inventory.

To test the existence of materials-in-progress inventory, we performed audit procedures, assisted by specialists, that included, among others, obtaining inventory measurements performed by third parties, observing management’s inspection and measurement of inventory, testing the measurement techniques of the inventory stockpiles, testing the underlying calculations of the measurements in the conversion calculations utilizing density factors, and evaluating the appropriateness of the density factors utilized in the calculations as compared to industry information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

May 22, 2020

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except share and per share data)
Net sales	$222,830	$205,565	$212,150
Cost of goods sold	132,951	121,394	119,003
Gross margin	89,879	84,171	93,147
Selling, general and administrative expenses	5,048	5,814	5,063
Operating income	84,831	78,357	88,084
Other income	161	616	1,133
Equity in earnings of joint venture	—	1	—
Interest expense	—	(50)	(114)
Texas margin tax	(744)	(632)	(665)
Net income	$84,248	$78,292	$88,438

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF COMPREHENSIVE EARNINGS

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net Income	$84,248	$78,292	$88,438
Net actuarial gains (losses) of defined benefit plans:
Unrealized gain (loss) during the period	(1,052)	749	(670)
Amortization of net actuarial loss	212	331	294
Comprehensive Income	$83,408	$79,372	$88,062

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP BALANCE SHEETS

	December 31,
	2019	2018
	(dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,737	$370
Accounts and Notes Receivable, net of allowance for doubtful accounts and discounts of $382 and $196	33,337	28,909
Inventories:
Cement	4,562	4,600
Raw materials and materials-in-process	14,372	14,263
Repair parts and supplied	21,028	21,964
Total inventories	39,962	40,827
Prepaid assets	1,083	1,290
Total current assets	80,119	71,396
Property, Plant, and Equipment:
Land, including quarry	25,586	25,593
Cement plant	133,741	129,280
Mobile equipment and other	7,632	6,787
Furniture and fixtures	933	712
Construction-in-process	16,102	6,644
Total property, plant and equipment	183,994	169,016
Less accumulated depreciation and depletion	(120,243)	(117,306)
Property, plant and equipment, net	63,751	51,710
Operating lease right-of-use assets	6,428	—
Investment in joint venture	18,052	18,052
Total assets	$168,350	$141,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,467	$9,522
Accrued liabilities	6,093	6,151
Operating lease obligation - ST	1,408	—
Due to affiliates	223	279
Total Current Liabilities	19,191	15,952
Pension and other long term liabilities	4,297	4,118
Operating lease obligation - LT	4,866	—
Commitments and contingencies	—	—
Partners’ capital:
General Partners' Capital
TLCC GP LLC	140	121
Lehigh Portland Holdings, LLC	140	121
Limited Partners' Capital:
TLCC GP LLC	69,858	60,423
Lehigh Portland Holdings, LLC	69,858	60,423
Total partners' capital	139,996	121,088
Total liabilities and partners' capital	$168,350	$141,158

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partners' Capital		Limited Partners' Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC GP LLC	Lehigh Portland Holdings, LLC	Total
	(dollars in thousands)
Balance at December 31, 2016	$91	$91	$45,736	$45,736	$91,654
Net income for the year	89	89	44,130	44,130	88,438
Other comprehensive loss	—	—	(188)	(188)	(376)
Distribution of earnings	(73)	(73)	(36,427)	(36,427)	(73,000)
Balance at December 31, 2017	$107	$107	$53,251	$53,251	$106,716
Net income for the year	78	78	39,068	39,068	78,292
Other comprehensive gain	1	1	539	539	1,080
Distribution of earnings	(65)	(65)	(32,435)	(32,435)	(65,000)
Balance at December 31, 2018	$121	$121	$60,423	$60,423	$121,088
Net income for the year	84	84	42,040	42,040	84,248
Other comprehensive loss	(1)	(1)	(419)	(419)	(840)
Distribution of earnings	(64)	(64)	(32,186)	(32,186)	(64,500)
Balance at December 31, 2019	$140	$140	$69,858	$69,858	$139,996

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$84,248	$78,292	$88,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,009	2,842	2,788
Gain on sale of equipment	(42)	(22)	(11)
Equity in earnings of unconsolidated joint venture	—	(1)	—
Changes in current assets and liabilities:
Trade accounts receivable	(4,428)	(3,753)	4,509
Inventories	865	(409)	(2,184)
Prepaid assets	207	24	(62)
Accounts payable	1,944	3,365	408
Accrued liabilities and due to affiliates	(928)	285	(638)
Net Cash Provided by Operating Activities	84,875	80,623	93,248
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(15,057)	(5,768)	(30,133)
Proceeds from Sales of Property, Plant, and Equipment	49	22	11
Net Cash Used in Investing Activities	(15,008)	(5,746)	(30,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	—	20,000
Payments on line of credit	—	(10,000)	(10,000)
Distribution of earnings	(64,500)	(65,000)	(73,000)
Net Cash Used in Financing Activities	(64,500)	(75,000)	(63,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,367	(123)	126
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	370	493	367
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,737	$370	$493

See notes to financial statements.

Texas Lehigh Cement Company LP

Notes to Consolidated Financial Statements

(dollars in thousands)

(A) Organization

Texas Lehigh Cement Company (“Texas Lehigh” or the “Company”), a Texas general partnership, was formed June 27, 1986 to operate a cement plant near Austin, Texas. Texas Lehigh was a fifty-fifty joint venture between Texas Cement Company (“TCC”), a wholly owned subsidiary of Eagle Materials, Inc. (“EXP”, formerly known as Centex Construction Products, Inc.), and Lehigh Portland Cement Company (“Lehigh”). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a 0.1% interest to a general partner, TLCC GP LLC and Lehigh Portland Holdings, LLC, and a 49.9% interest to a limited partner, TLCC LP LLC and Lehigh Portland Investments, LLC. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company”.

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

We evaluated all events or transactions that occurred after December 31, 2019 up through March 25, 2020, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

(B) Products and Markets

Texas Lehigh is a cement company engaged in the production, distribution, and sale of Portland cement, which is the essential binding ingredient in concrete.  Texas Lehigh services the construction and oil and gas extraction industries in the Texas region through our manufacturing facility in Buda, Texas and our distribution terminals in Waco, Roanoke, Corpus Christi, and Houston.  Texas Lehigh also owns a minority interest in Houston Cement Company through which we provide cement to the Houston market.

(C) Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted the standard on January 1, 2019 using the modified retrospective approach. We also elected the package of practical expedients permitted under the transition guidance which, among other things, allowed us to maintain the historic lease classification for leases in effect at the date of adoption, and to not separate lease components from nonlease components for all leases in effect at the date of adoption. Upon adoption, we recorded a right-of-use asset of approximately $8.1 million, and operating lease liabilities of approximately $8.0 million. See Footnote (H) for more information.

Pending Adoption

In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. This guidance becomes effective for us on January 1, 2023, with early adoption permitted. We are currently assessing the impact of the new standard, but we do not expect the adoption will have a material effect on our consolidated financial statements and disclosures.

(D) Significant Accounting Policies

Cash and Cash Equivalents-

Cash and cash equivalents include investments with original maturities of three months or less. The carrying amount approximates fair value due to the short maturity of those investments.

Inventories-

Inventories are valued at the lower of average cost or net realizable value. Cement and materials-in-process include materials, labor, and manufacturing overhead.

Concentration of Risk -

One customer accounted for 12.4%, 13.0% and 9.7% of cement sales in 2019, 2018, and 2017, respectively, and 7.6% and 7.5% of accounts receivable at December 31, 2019 and 2018, respectively.  No other customer accounted for more than 10% of cement sales during the three years presented.

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in other income (expense) on the statement of earnings. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2019 and 2018, management believes no events or circumstances indicate that the carrying value may not be recoverable.

Depreciation and Depletion-

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which are as follows:

Cement plant	5 to 30 years
Mobile equipment and other	2 to 10 years

Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method.

Revenue Recognition -

Texas Lehigh earns revenue primarily from the sale of cement to third-party contractors and suppliers.  Customers are invoiced upon shipment.  Revenue from the sale of cement that is not related to long-term supply agreements is recognized upon shipment to the customer, which is when title and ownership are transferred and the customer is obligated to pay.

Revenue from sales under long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production or distribution facility.

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

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Freight costs of $14.8 million, $12.7 million, and $7.1 million were included in cost of goods sold in 2019, 2018, and 2017, respectively.  The Company has elected to treat freight and delivery charges paid for the delivery of goods to our customers as a fulfilment activity rather than a separate performance obligation.

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

Accumulated Other Comprehensive Loss -

As of December 31, 2019, Texas Lehigh has an accumulated comprehensive loss of $3.7 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported as a component of partners’ capital.

Fair Value Measures-

Certain assets are required to be recorded at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates. However, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. There are three levels of inputs that may be used to measure fair value:

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

(E) Cash Flow Information - Supplemental

Cash payments made for interest were $0, $0.1 million, and $0.1 million in 2019, 2018, and 2017, respectively.

(F) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were $61.0 million, $49.3 million, and $58.4 million, and cost of sales was $41.7 million, $33.3 million, and $39.8 million for 2019, 2018, and 2017, respectively.

(G) Accrued Liabilities

Accrued liabilities at December 31, 2019 and 2018 consist of the following:

	Year ended December 31,
	2019	2018
	(dollars in thousands)
Payroll and incentive compensation	$2,154	$2,299
Benefits and insurance	548	550
Property taxes	2,462	2,568
Other	929	734
	$6,093	$6,151

 (H) Leases

We lease certain real estate and equipment, including rail cars. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions are generally for five-year periods. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than twelve months. These short-term equipment leases are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

For the Year Ended December 31, 2019
(dollars in thousands)
Operating Lease Cost	$1,933
Short-term Lease Cost	156
Total Lease Cost	$2,089
Operating Cash Flows used for Operating Leases	$1,917

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

For the Year Ended December 31, 2019
(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$6,428

Current Operating Lease Liabilities	$1,408
Noncurrent Operating Lease Liabilities	4,866
Total Operating Lease Liabilities	$6,274

Future payments for operating leases are as follows:

Amount
For the Year Ended December 31,	(dollars in thousands)
2020	$1,806
2021	542
2022	379
2023	379
2024	379
Thereafter	4,740
Total Lease Payments	$8,225
Less: Imputed Interest	(1,951)
Present Value of Lease Liabilities	$6,274

Weighted-Average Remaining Lease Term (in years)	15.1
Weighted-Average Discount Rate	3.75%

(I) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, requires accrual or disclosure at December 31, 2019.

(J) Pension and Profit Sharing Plans

Texas Lehigh provides a profit sharing plan, a defined contribution plan (“401(k) plan”) and a noncontributory defined benefit pension plan, which together covers substantially all employees and provides specified benefits to qualified employees. Texas Lehigh is not a party to any multi-employer pension plan. Benefits paid under the defined benefit plan cover hourly employees and are based on years of service and the employee’s highest qualifying compensation over any five-year period of employment. Texas Lehigh’s funding policy is to contribute the legally required minimum amounts with the discretion to contribute additional amounts from time to time.

The annual measurement date is December 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plan.

The following table provides a reconciliation of the defined benefit pension plan obligation and fair value of plan assets over the two-year period ended December 31, 2019 and a statement of the funded status as of December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit obligation at January 1,	$10,256	$11,668
Service Cost	219	305
Interest cost on projected benefit obligation	453	409
Actuarial loss (gain)	1,794	(1,870)
Benefits paid	(301)	(256)
Benefit obligation at December 31,	$12,421	$10,256
Reconciliation of Fair Value of Plan Assets -
Fair value of plan assets at January 1	$7,798	$8,035
Actual return on plan assets	1,193	(521)
Employer contributions	522	540
Benefits paid	(301)	(256)
Fair value of plan assets at December 31	9,212	7,798
Unfunded status at December 31	$(3,209)	$(2,458)

	December 31,
	2019	2018
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(3,209)	$(2,458)
Accumulated Other Comprehensive Loss:
Net Actuarial Loss	3,706	2,866
Accumulated Other Comprehensive Losses, net of tax	$3,706	$2,866

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2019	2018
	(dollars in thousands)
Projected Benefit Obligation	$12,421	$10,256
Accumulated Benefit Obligation	$12,421	$10,256
Fair Value of Plan Assets	$9,212	$7,798

Net periodic pension cost for the fiscal years ended December 31, 2019, 2018, and 2017 included the following components:

	Year ended December 31,
	2019	2018	2017
	(dollar in thousands)
Service cost - benefits earned during the period	$219	$305	$263
Interest cost of projected benefit obligation	453	409	414
Expected return on plan assets	(451)	(609)	(518)
Recognized net actuarial loss	212	331	294
Net Periodic Pension Cost	$433	$436	$453

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2020	$353
2021	$405
2022	$418
2023	$472
2024	$473
2025-2029	$2,884

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2019	2018	2017
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	3.47%	4.55%	3.54%
Compensation incresae rate	3.00%	3.00%	4.00%
Assumptions used to determine the net periodic benefit costs were:
Discount Rate	4.55%	3.54%	4.09%
Expected Return on Plan Assets	5.75%	7.50%	7.50%
Rate of Compensation Increase	3.00%	4.00%	4.00%

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

The pension plan weighted-average asset allocation at December 31, 2019 and 2018 and the range of target follows:

		Percentage of Plan Assets at Year-End
	Range of Target Allocation	2019	2018
Asset Category -
Equity Securities	40 – 60%	50%	50%
Debt Securities	35 – 65%	47%	47%
Other	0 – 5%	3%	3%
Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh anticipates making contributions of approximately $0.3 million to the pension plan during 2020.

The fair values of our defined benefit plans consolidated assets by category as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Equity Securities	$4,679	$3,873
Fixed Income Securities	4,293	3,657
Cash Equivalents	240	268
Total	$9,212	$7,798

The fair values of our defined benefit plans consolidated assets were determined using the fair value hierarchy of inputs described in Note D. The fair values by category of inputs were as follows:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities (a)	$705	$3,974	$—	$4,679
Fixed Income Securities (a)	1,076	3,217	—	4,293
Cash Equivalents (a)	240	—	—	240
	$2,021	$7,191	$—	$9,212

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities (a)	$614	$3,259	$—	$3,873
Fixed Income Securities (a)	916	2,741	—	3,657
Cash Equivalents (a)	268	—	—	268
	$1,798	$6,000	$—	$7,798
(a)	Level 2 assets are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $0.8 million, $0.7 million, and $0.7 million in 2019, 2018, and 2017, respectively.

(K) Credit Facility

Texas Lehigh has a $25.0 million revolving credit facility (the “Credit Facility”), which terminates on July 20, 2020.  Borrowings under the Credit Facility are guaranteed by an irrevocable stand-by letter of credit on the account of EXP.  At the option of Texas Lehigh, outstanding principal amounts on the Credit Facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate (“LIBOR”) for the selected period plus an applicable rate of 35 basis points or (ii) an alternative base rate which is the higher of (a) the prime rate, (b) the federal funds rate plus ½% per annum, or (c) LIBOR plus 1% per annum.  Interest payments are payable, in the case of loans bearing interest at a rate based on the federal funds rate, quarterly, or in the case of loans bearing interest at a rate based on LIBOR, at the end of the applicable interest period.  There were no borrowings under our Credit Facility during 2019.

(L) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2019 due to the short-term maturities of these assets and liabilities.

(M) Related-Party Transactions

Texas Lehigh had sales to affiliates of $28.9 million, $30.8 million, and $28.3 million in 2019, 2018, and 2017, respectively, of which $6.5 million and $4.9 million is included in trade accounts receivable at December 31, 2019 and 2018, respectively. Texas Lehigh purchased $29.8 million, $28.4 million, and $21.3 million of cement from HCC in 2019, 2018, and 2017, respectively, $1.0 million of slag from Skyway Cement Company in 2019, and $0.3 million of cement from Central Plains Cement Company in 2017.  Texas Lehigh accrued $0.2 million and $2.3 million for purchased cement and slag received from these affiliates but not paid for at December 31, 2019 and 2018, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $3.7 million, $3.4 million, and $4.0 million during 2019, 2018, and 2017, respectively. At December 31, 2019 and 2018, Texas Lehigh had accrued liabilities of $0.5 million and $0.5 million, respectively, for the reimbursement of expenses paid by EXP.

Report of Independent Auditors

The Management Committee Texas Lehigh Cement Company LP:

We have audited the accompanying financial statements of Texas Lehigh Cement Company LP, which comprise the balance sheets as of December 31, 2019 and 2018, and the related statements of earnings, comprehensive earnings, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

March 26, 2020

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We acquired certain assets of Kosmos Cement Company (the “Acquired Assets”) on March 6, 2020. We excluded from our evaluation the assessment of the internal controls over financial reporting of the Acquired Assets. The results of operations of the Acquired Assets since the acquisition date are included in the March 31, 2020 consolidated financial statements of Eagle and constituted approximately 23 percent of total assets as of March 31, 2020, and less than 1 percent of revenue for the year then ended. See Note (B) to the consolidated financial statements included elsewhere in this annual report for a discussion of this acquisition. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2020. The effectiveness of our internal control over financial reporting as of March 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of the acquired assets of Kosmos Cement Company, which is included in the 2020 consolidated financial statements of the Company and constituted 23% of total assets as of March 31, 2020 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired assets of Kosmos Cement Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes, and our report dated May 22, 2020 expressed an unqualified opinion thereon.

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

May 22, 2020

ITEM 9b.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 5, 2020 Annual Meeting of Stockholders (the 2020 EXP Proxy Statement):

Items	Caption in the 2020 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters Stock Ownership-Section 16(a) Beneficial Ownership Reporting
10	Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

ITEM 11.  Executive Compensation

See Item 10.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2020. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by stockholders	2013	1,161,091	$80.36	3,755,871
Equity compensation plans not approved by stockholders		—	—	—
		1,161,091	$80.36	3,755,871

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

3.	Exhibits The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 136-141 of this Report.

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

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

4.1(c)

Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Eagle Materials Inc., as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, Issuing Bank and Swingline Lender thereunder, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 20, 2019 (File No. 001-12984) and incorporated herein by reference.

4.1(d)

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of April 9, 2020, by and among Eagle Materials Inc., as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, Issuing Bank and Swingline Lender thereunder, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 13, 2020 (File No. 001-12984) and incorporated herein by reference.

4.2

Credit Agreement, dated as of December 20, 2019, among Eagle Materials Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA, Bank of America, N.A., PNC Bank, National Association, Wells Fargo Bank, N.A., and Truist Bank, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as Joint Bookrunners and Joint Lead Arrangers, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 20, 2019 (File No. 001-12984) and incorporated herein by reference.

4.2(a)

Amendment No. 1 to Credit Agreement, dated as of April 9, 2020, among Eagle Materials Inc., as the Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on April 13, 2020 (File No. 001-12984) and incorporated herein by reference.

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

10.2

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.2(a)

Amendment to Amended and Restated Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.4

Form of Restricted Stock Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008 (File No. 001-12984) and incorporated herein by reference. (1)

10.5

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5(a)

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.6

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.6(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 4, 2011 (File No. 001-12984) and incorporated herein by reference. (1)

10.7

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.8

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.9

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.10

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(c)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(d)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(e)

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

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(f)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(g)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(h)

Form of Time Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(i)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on October 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(j)

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

10.17

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the Commission on October 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.18

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2020 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 17, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19

Eagle Materials Inc. Special Situation Program for Fiscal Year 2020 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 17, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.21

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.22

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Robert S. Stewart, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.23

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and James H. Graass, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.24

Advisory Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and David B. Powers, filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.25

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.26

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.27

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.28

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.29

Eagle Materials Inc. Employee Severance Plan and Summary Plan Description, filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.30

Form of Restricted Stock Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the Commission on October 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.31

Asset Purchase Agreement between Eagle Materials Inc. and Kosmos Cement Company, dated as of November 25, 2019, filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, filed with the Commission on February 2, 2020 (File No. 001-12984) and incorporated herein by reference.

10.32*	Membership Interest Purchase Agreement by and among CCP Concrete/Aggregates LLC, Eagle Materials Inc., Hammonton Farms, LLC and Teichert, Inc. dated as of April 17, 2020.

10.33	Settlement Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2017 (File No. 001-12984) and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 22, 2020	/s/ Michael R. Haack
Michael R. Haack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 22, 2020	/s/ Michael R. Haack
Michael R. Haack President and Chief Executive Officer (principal executive officer)

May 22, 2020	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 22, 2020	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 22, 2020	/s/ F. William Barnett
F. William Barnett, Director

May 22, 2020	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 22, 2020	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 22, 2020	/s/ Margot L. Carter
Margot L. Carter, Director

May 22, 2020	/s/ George J. Damiris
George J. Damiris, Director

May 22, 2020	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 22, 2020	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 22, 2020	/s/ David B. Powers
David B. Powers, Director

May 22, 2020	/s/ Mary P. Ricciardello
Mary P. Ricciardello, Director

May 22, 2020	/s/ Richard R. Stewart
Richard R. Stewart, Director