Form 10-Q
period 2020-06-30
EAGLE MATERIALS INC
filed 2020-07-31
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of July 27, 2020, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	41,756,684

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands, except share and per share data)
Revenue	$428,020	$370,597
Cost of Goods Sold	327,041	295,268
Gross Profit	100,979	75,329
Equity in Earnings of Unconsolidated Joint Venture	7,796	9,432
Corporate General and Administrative Expense	(17,789)	(21,254)
Gain on Sale of Businesses	51,973	—
Other Non-Operating Income (Loss)	(127)	200
Interest Expense, Net	(14,041)	(8,846)
Earnings before Income Taxes	128,791	54,861
Income Taxes	(32,585)	(13,557)
Net Earnings	$96,206	$41,304

EARNINGS PER SHARE
Basic	$2.32	$0.94
Diluted	$2.31	$0.94
AVERAGE SHARES OUTSTANDING
Basic	41,410,794	43,870,222
Diluted	41,563,268	44,150,211
CASH DIVIDENDS PER SHARE	$0.10	$0.10

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Net Earnings	$96,206	$41,304
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	33	43
Tax expense	(8)	(10)
Comprehensive Earnings	$96,231	$41,337

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$199,441	$118,648
Accounts and Notes Receivable, net	194,564	151,786
Inventories	243,125	272,508
Income Tax Receivable	123,709	128,413
Prepaid and Other Assets	10,754	6,862
Total Current Assets	771,593	678,217
Property, Plant, and Equipment, net	1,726,363	1,762,109
Notes Receivable	9,068	9,139
Investment in Joint Venture	72,254	73,958
Operating Lease Right-of-Use Assets	29,904	30,530
Goodwill and Intangible Assets, net	395,673	396,463
Other Assets	10,309	10,604
	$3,015,164	$2,961,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$81,985	$86,197
Accrued Liabilities	75,482	73,293
Income Taxes Payable	32,130	—
Operating Lease Liabilities	10,436	10,207
Total Current Liabilities	200,033	169,697
Long-term Debt	1,492,088	1,567,315
Noncurrent Operating Lease Liabilities	47,478	49,809
Other Long-term Liabilities	44,667	39,689
Deferred Income Taxes	162,940	166,667
Total Liabilities	1,947,206	1,993,177
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 41,756,684 and 41,649,041 Shares, respectively	418	416
Capital in Excess of Par Value	14,571	10,943
Accumulated Other Comprehensive Losses	(3,302)	(3,581)
Retained Earnings	1,056,271	960,065
Total Stockholders’ Equity	1,067,958	967,843
	$3,015,164	$2,961,020

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$96,206	$41,304
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	31,937	27,960
Deferred Income Tax Provision	(3,736)	3,687
Stock Compensation Expense	4,760	8,219
Gain on Sale of Subsidiaries	(51,973)	—
Equity in Earnings of Unconsolidated Joint Venture	(7,796)	(9,432)
Distributions from Joint Venture	9,500	3,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(45,878)	(45,431)
Inventories	23,091	11,582
Accounts Payable and Accrued Liabilities	4,398	(6,071)
Other Assets	(2,030)	6,486
Income Taxes Payable (Receivable)	36,834	9,394
Net Cash Provided by Operating Activities	95,313	50,698
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(25,991)	(21,813)
Proceeds from Sale of Businesses	93,482	—
Net Cash Provided by (Used in) Investing Activities	67,491	(21,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(75,000)	185,000
Dividends Paid to Stockholders	(4,163)	(4,499)
Purchase and Retirement of Common Stock	—	(198,355)
Proceeds from Stock Option Exercises	—	396
Payment of Debt Issuance Costs	(1,718)	—
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,130)	(866)
Net Cash Used in Financing Activities	(82,011)	(18,324)
NET INCREASE IN CASH AND CASH EQUIVALENTS	80,793	10,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	118,648	8,601
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$199,441	$19,162

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	41,304	—	41,304
Stock Option Exercises and Restricted Share Vesting	—	396	—	—	396
Purchase and Retirement of Common Stock	(23)	(7,748)	(190,584)	—	(198,355)
Dividends to Stockholders	—	—	(4,316)	—	(4,316)
Stock Compensation Expense	1	8,218	—	—	8,219
Shares Redeemed to Settle Employee Taxes	—	(866)	—	—	(866)
Cumulative Effect of Change in Accounting for Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at June 30, 2019	$429	$—	$1,058,120	$(3,283)	$1,055,266

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	96,206	—	96,206
Stock Compensation Expense	2	4,758	—	—	4,760
Shares Redeemed to Settle Employee Taxes	—	(1,130)	—	—	(1,130)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at June 30, 2020	$418	14,571	$1,056,271	$(3,302)	$1,067,958

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three-month period ended June 30, 2020 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2020.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In June 2016, the FASB issued ASU 2016-13, which is an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. The adoption of this standard on April 1, 2020, did not have a material effect on our consolidated financial statements and disclosures.

PENDING ADOPTION

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Cash Payments:
Interest	$9,562	$5,241
Income Taxes	—	90
Operating Cash Flows used for Operating Leases	3,195	3,961

Non-Cash Financing Activities:
Property and Equipment Purchases Included in Accrued Liabilities	$—	$3,675

(C) ACQUISITION

Kosmos Acquisition

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. (the Kosmos Acquisition). The Kosmos Acquisition included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations and various other liabilities arising out of or relating to the Kosmos Business. The Kosmos Business is included in our Heavy Materials Sector, in the Cement segment.

Purchase Price: The purchase price of the Kosmos Acquisition was approximately $669 million. We funded the payment of the Kosmos Acquisition primarily through a Term Loan borrowing with the remainder paid using cash on hand. See Footnote (N) for a description of the loan terms.

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

The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Kosmos Acquisition. These values are subject to change during the measurement period as we perform additional reviews of the property and equipment, and the asset retirement obligation.

The following table summarizes the provisional allocation of the purchase price to assets acquired and liabilities assumed as of June 30, 2020:

(dollars in thousands)
Inventories	$28,568
Property, Plant, and Equipment	476,942
Intangible Assets	38,300
Lease Right-of-Use Assets	4,478
Lease Obligations	(4,478)
Long-term Liabilities	(4,000)
Total Net Assets	539,810
Goodwill	129,127
Total Estimated Purchase Price	$668,937

During the quarter ended June 30, 2020, we completed the valuation of inventories, intangible assets, lease right-of-use assets, and lease obligations. These final values, which are disclosed in the above table, resulted in increases of $0.2 million, $2.8 million, $0.6 million and $0.6 million, respectively, from the amounts disclosed in our fiscal 2020 Form 10-K. We also revised our estimates for property, plant and equipment, which resulted in a reduction of $0.5 million; however, this value is still preliminary.

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

The following table is a summary of the fair value estimates of the identifiable intangible assets (dollars in thousands) and their weighted-average useful lives:

	Weighted-Average Life	Estimated Fair Value
Permits	20	1,500
Customer Relationships	15	35,300
Trade Name and Technology	10	1,500
Total Intangible Assets		$38,300

Actual and pro forma impact of Kosmos Acquisition: The following table presents the net sales and Operating Earnings related to the Kosmos Acquisition that has been included in our Consolidated Statement of Earnings for the three months ended June 30, 2020:

For the Three Months Ended June 30, 2020
(dollars in thousands)
Revenue	$47,555
Operating Earnings	$10,552

Operating Earnings shown above for the three months ended June 30, 2020 was affected by approximately $5.3 million related to depreciation and amortization and $3.7 million related to the recording of acquired inventory at fair value.

The unaudited pro forma results presented below include the effects of the Kosmos Acquisition as if it had been consummated as of April 1, 2019. The pro forma results include estimates for depreciation from the fair value adjustments to acquired Property and Equipment, amortization for acquired Intangible Assets, the Inventory step-up to fair value, and interest expense associated with debt used to fund the Kosmos Acquisition. To better reflect the combined operating results, approximately $5.6 million of material nonrecurring charges directly related to the Kosmos Acquisition have been excluded from pro forma Net Income.

For the Three Months Ended June 30, 2019
Unaudited
(dollars in thousands, except per share data)
Revenue	$399,766
Net Income	$36,569
Earnings per share – basic	$0.83
Earnings per share – diluted	$0.83

The pro forma results do not include any anticipated synergies or other expected benefits of the Kosmos Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Kosmos Acquisition been consummated as of April 1, 2019.

(D) SALE OF BUSINESSES

On April 17, 2020, we sold our Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews) businesses to Teichert, Inc. for an aggregate purchase price of approximately $93.5 million, subject to certain post-closing adjustments. This sale resulted in a gain of approximately $52.0 million. Western and Mathews were part of our Concrete and Aggregates operating segment, and their results of operations were included in our financial statements for the period from April 1, 2020 through April 17, 2020.

At the date of sale, assets and liabilities included on our balance sheet related to Western and Mathews were approximately $43.8 million and $2.3 million, respectively. Revenue and Operating Earnings from Western and Mathews, collectively, were approximately $1.7 million and $0.1 million, respectively, for the three months ended June 30, 2020, and $7.8 million and $1.0 million, respectively, for the three months ended June 30, 2019.

(E) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, recycled paperboard, and frac sand. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard are originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard and Oil and Gas Proppants segments is generated primarily through long-term supply agreements that mature between 2020 and 2025. We invoice customers upon shipment, and our collection terms range from 30-65 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or terminal location. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based but are subject to certain contractual adjustments. Historically, the pricing and volume requirements under certain of these contracts have been renegotiated during volatile market conditions. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until an agreement is reached with the customer and, therefore, are not subject to the risk of reversal.

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

(F) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $9.9 million and $12.4 million at June 30, 2020 and March 31, 2020, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $9.7 million at June 30, 2020, of which approximately $0.7 million has been classified as current and presented with Accounts Receivable on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.6%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025 and 2026. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

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

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$96,084	$110,558
Finished Cement	33,590	43,538
Aggregates	3,562	8,416
Gypsum Wallboard	4,088	4,211
Paperboard	5,424	5,715
Frac Sand	467	386
Repair Parts and Supplies	87,791	88,095
Fuel and Coal	12,119	11,589
	$243,125	$272,508

(H) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
Payroll and Incentive Compensation	$16,376	$25,584
Benefits	14,281	12,521
Interest	7,353	4,080
Property Taxes	9,002	6,676
Power and Fuel	1,365	1,353
Legal and Professional	16,110	16,096
Sales and use Tax	1,442	1,085
Other	9,553	5,898
	$75,482	$73,293

(I) LEASES

We lease certain real estate, buildings, and equipment. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to twenty years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than twelve months, which are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Operating Lease Cost	$2,006	$3,947
Short-term Lease Cost	759	584
Total Lease Cost	$2,765	$4,531

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$29,904	$30,530

Current Operating Lease Liabilities	$10,436	$10,207
Noncurrent Operating Lease Liabilities	47,478	49,809
Total Operating Lease Liabilities	$57,914	$60,016

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2021 (remaining nine months)	$9,301
2022	10,887
2023	10,062
2024	8,216
2025	6,879
Thereafter	24,624
Total Lease Payments	$69,969
Less: Imputed Interest	(12,055)
Present Value of Lease Liabilities	$57,914

Weighted-Average Remaining Lease Term (in years)	9.1
Weighted-Average Discount Rate	3.78%

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

Long-Term Compensation Plans

OPTIONS

In May 2020, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 96,476 performance vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2021 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2021 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2021. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all granted stock options will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse and the earned options will vest ratably over four years, with the initial fourth vesting promptly following the determination date, and the remaining options vesting on March 31, 2022 through 2024. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 80,396 time-vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2021 Employee Time-Vesting Stock Option Grant).

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2021 are as follows:

2020
Dividend Yield	—
Expected Volatility	37.9%
Risk Free Interest Rate	0.5%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.7 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was approximately $10.0 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table represents stock option activity for the three months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2020	1,160,091	$80.36
Granted	178,946	$60.20
Exercised	—	$—
Cancelled	(12,094)	$91.58
Outstanding Options at June 30, 2020	1,326,943
Options Exercisable at June 30, 2020	914,683
Weighted-Average Fair Value of Options Granted During the Year	$22.04

The following table summarizes information about stock options outstanding at June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$23.17 - $29.84	65,912	1.10	$23.27	65,912	$23.27
$33.43 - $37.34	57,728	1.96	$34.03	57,728	$34.03
$53.22 - $77.67	446,709	6.98	$67.55	255,357	$72.53
$79.73 - $106.24	756,594	6.44	$91.49	535,686	$89.34
	1,326,943	6.16	$77.54	914,683	$76.39

At June 30, 2020, the aggregate intrinsic value for both of the outstanding and exercisable options was approximately $7.4 million and $5.5 million, respectively. No options were exercised during the three months ended June 30, 2020.

RESTRICTED STOCK

In May 2020, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 82,722 shares of performance vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2021 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2021 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2021. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2022 through 2024. The Compensation Committee also approved the granting of 68,936 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2021 Employee Restricted Stock Time-Vesting Award). The Fiscal 2020 Employee Restricted Stock Performance Award and the Fiscal 2021 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

The fair value of restricted stock is based on the stock price at the date of grant.  The following table summarizes the activity for nonvested restricted shares during the three months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock March 31, 2020	233,120	$78.94
Granted	152,309	$60.21
Vested	(49,727)	$55.50
Forfeited	(6,127)	$91.58
Nonvested Restricted Stock at June 30, 2020	329,575

During the three months ended June 30, 2020, the weighted-average grant date fair value of restricted shares awarded was $60.21.

Expense related to restricted shares was approximately $3.0 million and $7.1 million for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was approximately $17.8 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.9 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,469,927 at June 30, 2020.

(K) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2020	2019
Weighted Average Shares of Common Stock Outstanding	41,410,794	43,870,222
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	130,687	750,654
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(61,690)	(591,647)
Restricted Stock Units	83,477	120,982
Weighted Average Common Stock and Dilutive Securities Outstanding	41,563,268	44,150,211
Shares Excluded Due to Anti-dilution Effects	1,065,648	327,761

(L) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic (benefit) cost for our plans:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$—	$85
Interest Cost of Projected Benefit Obligation	304	338
Expected Return on Plan Assets	(355)	(426)
Recognized Net Actuarial Loss	33	43
Net Periodic Pension (Benefit) Cost	$(18)	$40

(M) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2020 was approximately 25%, which was in line with the tax rate of 25% for the three months ended June 30, 2019. During the three months ended June 30, 2020, the effective tax rate rose above the US Statutory rate of 21% primarily due to state income taxes and a discrete penalty that was recorded related to an uncertain tax position.

(N) LONG-TERM DEBT

Long-term Debt consists of the following:

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
Revolving Credit Facility	$485,000	$560,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Term Loan	665,000	665,000
Total Debt	1,500,000	1,575,000
Less: Debt Origination Costs	(7,912)	(7,685)
Long-term Debt	$1,492,088	$1,567,315

Credit Facility

We have a revolving credit facility (the Revolving Credit Facility) that terminates on August 2, 2022. The borrowing capacity under the Revolving Credit Facility is $750.0 million until August 2, 2021, after which the aggregate borrowing capacity under the Revolving Credit Facility will be reduced to $665.0 million.  The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million.

Borrowings under the Revolving Credit Facility are guaranteed by all of the Company’s material subsidiaries.  The debt under the Revolving Credit Facility is not rated by ratings agencies.  At the Company’s option, principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate equal to either (i) the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) plus an agreed spread (ranging from 125 to 200 basis points for loans scheduled to mature in 2021 and from 150 to 250 basis points for loans scheduled to mature in 2022), which is established quarterly based on the Company's then Leverage Ratio (as defined in the Revolving Credit Facility); or (ii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility), (b) the NYFRB (as defined in the Revolving Credit Facility) plus ½ of 1%, and (c) the Adjusted LIBO Rate for a one-month interest period on such day, plus 1.0%, in each case plus an agreed upon spread (ranging from 25 to 100 basis points for loans scheduled to mature in 2021 and from 50 to 150 basis points for loans scheduled to mature in 2022) which is established quarterly based on the Company's then Leverage Ratio. In the case of loans bearing interest at a rate based on the Alternate Base Rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on the Adjusted LIBO Rate, interest is payable at the end of the relevant Interest Period (as defined in the Revolving Credit Facility) for such borrowing unless such Interest Period is for more than three months duration, in which case such interest is payable at intervals of three months duration after the first day of such Interest Period, which can be up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Revolving Credit Facility (ranging from 15 to 30 basis points for loans scheduled to mature in 2021 and from 20 to 40 basis points for loans scheduled to mature in 2022) which is established quarterly based on the Company's then Leverage Ratio. The Revolving Credit Facility contains customary covenants that restrict the Company’s and its Restricted Subsidiaries’ ability to incur additional debt; encumber  assets; merge with or transfer or sell assets to other persons; make or enter into certain investments, loans, or guaranties; enter into certain swap agreements; enter into affiliate transactions or restrictive transactions; make restricted payments; prepay subordinated indebtedness; and enter into sale and leaseback arrangements. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 4.50:1.00 or less and an Interest Coverage Ratio (as defined in the Revolving Credit Facility) equal to or greater than 2.50 to 1.00.

We were in compliance with all financial ratios and tests at June 30, 2020. We had $485.0 million of borrowings outstanding under the Revolving Credit Facility at June 30, 2020. We had $260.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit, at June 30, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

The Revolving Credit Facility has a $40.0 million letter of credit facility. The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility) plus a one-time letter of credit fee to the issuing bank of such letters of credit in an amount equal to 0.125% of the initial stated amount. At June 30, 2020, we had $5.0 million of outstanding letters of credit. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020.

Term Loan

We have a term loan credit agreement (the Term Loan Agreement) establishing a $665.0 million term loan facility which we used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020, which matures on August 2, 2022.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are fully, unconditionally, jointly, and severally guaranteed by each of our subsidiaries that are guarantors under the Revolving Credit Facility and Term Loan Agreement. See Footnote (R) for more information on the guarantors of the Senior Public Notes.

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

Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; the mining and sale of aggregates (crushed stone, sand, and gravel) and the mining and sale of sand used in hydraulic fracturing (frac sand).

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 29 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 23 readymix concrete batch plants and four aggregates processing plants in markets that are complementary to our cement network. On April 17, 2020 we sold our Concrete and Aggregates companies in northern California.  See Footnote (D) for more information about the sale.

We operate five gypsum wallboard plants and a recycled paperboard mill. We distribute gypsum wallboard and recycled paperboard throughout the continental U.S., with the exception of the Northeast.

Our Oil and Gas Proppants business owns two frac sand processing facilities, four frac sand drying facilities, and two frac sand trans-load locations. Frac sand is sold into shale deposits across the United States. During May 2020, we significantly curtailed our operating activities at our frac sand facilities.

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

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Revenue -
Cement	$261,411	$195,313
Concrete and Aggregates	44,190	39,778
Gypsum Wallboard	130,150	126,724
Paperboard	36,744	42,700
Oil and Gas Proppants	1,031	15,232
	473,526	419,747
Less: Intersegment Revenue	(20,206)	(21,645)
Less: Joint Venture Revenue	(25,300)	(27,505)
	$428,020	$370,597

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Intersegment Revenue -
Cement	$6,031	$4,253
Concrete and Aggregates	106	377
Paperboard	14,069	17,015
	$20,206	$21,645
Cement Sales Volume (M tons) -
Wholly Owned	1,866	1,318
Joint Venture	219	232
	2,085	1,550

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Operating Earnings -
Cement	$60,455	$36,121
Concrete and Aggregates	5,418	4,434
Gypsum Wallboard	41,325	37,932
Paperboard	2,895	9,944
Oil and Gas Proppants	(1,318)	(3,670)
Sub-Total	108,775	84,761
Corporate General and Administrative Expense	(17,789)	(21,254)
Gain on Sale of Businesses	51,973	—
Other Non-Operating Income (Loss)	(127)	200
Earnings Before Interest and Income Taxes	142,832	63,707
Interest Expense, net	(14,041)	(8,846)
Earnings Before Income Taxes	$128,791	$54,861
Cement Operating Earnings -
Wholly Owned	$52,659	$26,689
Joint Ventures	7,796	9,432
	$60,455	$36,121
Capital Expenditures -
Cement	$10,348	$10,537
Concrete and Aggregates	1,261	595
Gypsum Wallboard	6,512	1,931
Paperboard	7,870	12,360
Oil and Gas Proppants	—	65
Other, net	—	—
	$25,991	$25,488
Depreciation, Depletion, and Amortization -
Cement	$19,243	$14,218
Concrete and Aggregates	2,721	2,191
Gypsum Wallboard	5,200	4,952
Paperboard	3,352	2,163
Oil and Gas Proppants	121	3,839
Corporate and Other	1,300	597
	$31,937	$27,960

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
Identifiable Assets
Cement	$1,999,175	$1,980,306
Concrete and Aggregates	99,298	136,041
Gypsum Wallboard	372,628	375,946
Paperboard	187,511	183,288
Oil and Gas Proppants	8,047	14,294
Other, net	348,505	271,145
	$3,015,164	$2,961,020

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

The segment breakdown of Goodwill is as follows:

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
Cement	$203,342	$205,797
Concrete and Aggregates	1,639	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$329,137	$331,592

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Revenue	$50,600	$55,010
Gross Margin	$16,765	$19,866
Earnings Before Income Taxes	$15,727	$19,017

	June 30,	March 31,
	2020	2020
	(dollars in thousands)
Current Assets	$70,153	$77,331
Non-Current Assets	$99,488	$93,093
Current Liabilities	$18,302	$17,197

(P) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Interest Income	$—	$(4)
Interest Expense	13,019	8,559
Other Expenses	1,022	291
Interest Expense, net	$14,041	$8,846

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(Q) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At June 30, 2020, we had contingent liabilities under these outstanding letters of credit of approximately $5.0 million.

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

We are currently contingently liable for performance under $29.9 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(R) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at June 30, 2020 is as follows:

Fair Value
(dollars in thousands)
4.500% Senior Unsecured Notes Due 2026	$363,765

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at June 30, 2020, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates their carrying values at June 30, 2020.

(S) FINANCIAL STATEMENTS FOR GUARANTORS OF THE 4.500% SENIOR UNSECURED NOTES

On August 2, 2016, the Company completed a public offering of its Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company and were offered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission.

Our Senior Unsecured Notes are guaranteed by all of the Company’s wholly-owned subsidiaries, except for those subsidiaries comprising the Oil and Gas Proppants business. The guarantees are full and unconditional, and joint and several. The subsidiaries comprising the Oil and Gas Proppants business were guarantors of the Senior Unsecured Notes at March 31, 2020, but beginning in April 2020 they were removed from the guarantor group.

The following unaudited condensed consolidating financial statements present separately the Earnings and Comprehensive Earnings, financial position, and Cash Flows of the parent issuer (Eagle Materials Inc.), the guarantors (all wholly owned subsidiaries of Eagle Materials Inc., with the exception of the Oil and Gas Proppants businesses beginning April 1, 2020) and the non-guarantors (the Oil and Gas Proppants businesses beginning April 1, 2020) on a combined basis with eliminating entries (dollars in thousands).

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2020	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$426,989	$1,031	$—	$428,020
Cost of Goods Sold	—	324,692	2,349	—	327,041
Gross Profit	—	102,297	(1,318)	—	100,979
Equity in Earnings of Unconsolidated Joint Venture	7,796	7,796	—	(7,796)	7,796
Equity in Earnings of Subsidiaries	63,684	—	—	(63,684)	—
Corporate General and Administrative Expenses	(14,411)	(3,260)	(118)	—	(17,789)
Gain on Sale of Businesses	51,973	—	—	—	51,973
Other Non-Operating Income (Loss)	(375)	67	181	—	(127)
Interest Expense, net	(14,028)	(13)	—	—	(14,041)
Earnings before Income Taxes	94,639	106,887	(1,255)	(71,480)	128,791
Income Taxes	1,567	(34,502)	350	—	(32,585)
Net Earnings	$96,206	$72,385	$(905)	$(71,480)	$96,206
Net Earnings	$96,206	$72,385	$(905)	$(71,480)	$96,206
Net Actuarial Change in Benefit Plans, net of tax	25	25	—	(25)	25
Comprehensive Earnings	$96,231	$72,410	$(905)	$(71,505)	$96,231

Condensed Consolidating Statement of Earnings and Comprehensive Earnings For the Three Months Ended June 30, 2019	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$370,597	$—	$—	$370,597
Cost of Goods Sold	—	295,268	—	—	295,268
Gross Profit	—	75,329	—	—	75,329
Equity in Earnings of Unconsolidated Joint Venture	9,432	9,432	—	(9,432)	9,432
Equity in Earnings of Subsidiaries	55,742	—	—	(55,742)	—
Corporate General and Administrative Expenses	(20,968)	(286)	—	—	(21,254)
Other Non-Operating Income	426	(226)	—	—	200
Interest Expense, net	(8,834)	(12)	—	—	(8,846)
Earnings before Income Taxes	35,798	84,237	—	(65,174)	54,861
Income Taxes	5,506	(19,063)	—	—	(13,557)
Net Earnings	$41,304	$65,174	$—	$(65,174)	$41,304
Net Earnings	$41,304	$65,174	$—	$(65,174)	$41,304
Net Actuarial Change in Benefit Plans, net of tax	33	33	—	(33)	33
Comprehensive Earnings	$41,337	$65,207	$—	$(65,207)	$41,337

Condensed Consolidating Balance Sheet at June 30, 2020	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$196,831	$2,600	$10	$—	$199,441
Accounts and Notes Receivable	1,463	192,271	830	—	194,564
Inventories	—	242,658	467	—	243,125
Income Tax Receivable	123,709	—	—	—	123,709
Prepaid and Other Current Assets	1,199	9,415	140	—	10,754
Total Current Assets	323,202	446,944	1,447	—	771,593
Property, Plant, and Equipment, net	6,329	1,714,389	5,645	—	1,726,363
Notes Receivable	—	9,068	—	—	9,068
Investment in Joint Venture	70	72,184	—	—	72,254
Investments in Subsidiaries and Receivables from Affiliates	2,543,210	215,702	468	(2,759,380)	—
Deferred Income Taxes	9,246	—	43,742	(52,988)	—
Operating Lease Right of Use Assets	9,576	19,373	955	—	29,904
Goodwill and Intangible Assets, net	—	395,673	—	—	395,673
Other Assets	5,029	5,280	—	—	10,309
	$2,896,662	$2,878,613	$52,257	$(2,812,368)	$3,015,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$3,052	$77,371	1,562	$—	$81,985
Accrued Liabilities	38,027	34,963	2,492	—	75,482
Income Taxes Payable	32,130	—	—	—	32,130
Operating Lease Liabilities	1,197	5,702	3,537	—	10,436
Total Current Liabilities	74,406	118,036	7,591	—	200,033
Long-term Debt	1,492,088	—	—	—	1,492,088
Noncurrent Lease Liabilities	11,952	26,783	8,743	—	47,478
Other Long-term Liabilities	3,500	35,362	5,805	—	44,667
Payables to Affiliates	246,758	6,813,951	51,727	(7,112,436)	—
Deferred Income Taxes	-	215,928	—	(52,988)	162,940
Total Liabilities	1,828,704	7,210,060	73,866	(7,165,424)	1,947,206
Total Stockholders’ Equity	1,067,958	(4,331,447)	(21,609)	4,353,056	1,067,958
	$2,896,662	$2,878,613	$52,257	$(2,812,368)	$3,015,164

Condensed Consolidating Balance Sheet at March 31, 2020	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets -
Cash and Cash Equivalents	$116,269	$2,379	$—	$—	$118,648
Accounts and Notes Receivable	531	151,255	—	—	151,786
Inventories	—	272,508	—	—	272,508
Income Tax Receivables	128,413	—	—	—	128,413
Prepaid and Other Current Assets	953	5,909	—	—	6,862
Total Current Assets	246,166	432,051	—	—	678,217
Property, Plant, and Equipment, net	6,606	1,755,503	—	—	1,762,109
Notes Receivable	—	9,139	—	—	9,139
Investment in Joint Venture	70	73,888	—	—	73,958
Operating Lease Right-of-Use Assets	9,765	20,765	—	—	30,530
Investments in Subsidiaries and Receivables from Affiliates	2,489,326	179,398	—	(2,668,724)	—
Deferred Taxes	11,409	—	—	(11,409)	—
Goodwill and Intangible Assets, net	—	396,463	—	—	396,463
Other Assets	4,417	6,187	—	—	10,604
	$2,767,759	$2,873,394	$—	$(2,680,133)	$2,961,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities-
Accounts Payable	$6,365	$79,832	—	$—	$86,197
Accrued Liabilities	33,409	39,884	—	—	73,293
Operating Lease Liabilities	1,180	9,027	—	—	10,207
Total Current Liabilities	40,954	128,743	—	—	169,697
Long-term Debt	1,567,315	—	—	—	1,567,315
Noncurrent Operating Lease Liabilities	12,249	37,560	—	—	49,809
Other Long-term Liabilities	—	39,689	—	—	39,689
Payables to Affiliates	179,398	6,324,504	—	(6,503,902)	—
Deferred Income Taxes	—	178,076	—	(11,409)	166,667
Total Liabilities	1,799,916	6,708,572	—	(6,515,311)	1,993,177
Total Stockholders’ Equity	967,843	(3,835,178)	—	3,835,178	967,843
	$2,767,759	$2,873,394	$—	$(2,680,133)	$2,961,020

Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2020	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$21,481	$70,804	$3,028	$—	$95,313
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	—	(25,991)	—	—	(25,991)
Proceeds from Sale of Businesses	93,482	—	—	—	93,482
Net Cash Used in Investing Activities	93,482	(25,991)	—	—	67,491
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(75,000)	—	—	—	(75,000)
Dividends Paid to Stockholders	(4,163)	—	—	—	(4,163)
Payment of Debt Issuance Costs	(1,718)	—	—	—	(1,718)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,130)	—	—	—	(1,130)
Intra-entity Activity, net	47,610	(44,592)	(3,018)	—	—
Net Cash Provided by (Used in) Financing Activities	(34,401)	(44,592)	(3,018)	—	(82,011)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	80,562	221	10	—	80,793
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	116,269	2,379	—	—	118,648
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$196,831	$2,600	$10	$—	$199,441

Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2019	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(6,412)	$57,110	$—	$—	$50,698
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	—	(21,813)	—	—	(21,813)
Net Cash Used in Investing Activities	—	(21,813)	—	—	(21,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	185,000	—	—	—	185,000
Dividends Paid to Stockholders	(4,499)	—	—	—	(4,499)
Purchase and Retirement of Common Stock	(198,355)	—	—	—	(198,355)
Proceeds from Stock Option Exercises	396	—	—	—	396
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(866)	—	—	—	(866)
Intra-entity Activity, net	35,838	(35,838)	—	—	—
Net Cash Provided by (Used in) Financing Activities	17,514	(35,838)	—	—	(18,324)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	11,102	(541)	—	—	10,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,779	2,822	—	—	8,601
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$16,881	$2,281	$—	$—	$19,162

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

Our business is organized into three sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments; and Oil and Gas Proppants, which are used in oil and natural gas extraction. Financial results and other information for the three months ended June 30, 2020 and 2019, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, Recycled Paperboard, and Oil and Gas Proppants.

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

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price (Purchase Price) of the ConAgg Acquisition was approximately $30.4 million. The Purchase Price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our Revolving Credit Facility. The ConAgg Acquisition’s assets and operating results are included in our Concrete and Aggregates segment reporting from August 2, 2019 through March 31, 2020, and for the three months ended June 30, 2020.

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. for approximately $669 million (the Kosmos Acquisition). The Kosmos Acquisition included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We also assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations and various other liabilities and obligations arising out of or relating to the Kosmos Business. We funded the payment of the purchase price and expenses incurred in connection with the transaction through a combination of cash on hand and a syndicated term loan facility. The Kosmos Business’ assets and operating results are included in our Cement segment reporting from March 6, 2020 through March 31, 2020, and for the three months ended June 30, 2020.

On April 17, 2020, we sold our Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews) businesses for an aggregate purchase price of $93.5 million, resulting in a gain of $52.0 million. Western and Mathews were part of our Concrete and Aggregates operating segment, and their results of operations were included in our financial statements for the period from April 1, 2020 through April 17, 2020.

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

MARKET CONDITIONS AND OUTLOOK

During the fourth quarter of fiscal 2020, several macroeconomic factors had a positive impact on the construction sector, including low interest rates, high consumer confidence and robust employment, which led to favorable trends in housing starts, state construction lettings and construction employment. These factors continued to have a positive effect on both our Heavy Materials and Light Materials businesses during the first quarter of fiscal 2021, despite the extraordinary and wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the spread of COVID-19, including quarantines, “shelter-in-place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  To date, we have not been materially affected by governmental orders requiring businesses to curtail or cease normal operations.  We are continuing to operate as an essential business in virtually all of the markets we serve. However, in light of the continued spread COVID-19, we are closely monitoring the disruptions caused by the pandemic and their possible effects on our business in current and future periods.

Although the COVID-19 pandemic did not have a significant impact on our business in fiscal 2020 or the first quarter of fiscal 2021, we believe it is likely to negatively affect us in subsequent periods. The timing, nature and extent of its impact, however, is highly uncertain. To date, the pandemic and responses designed to contain its spread and mitigate its public health effects have resulted in significant job losses, causing an increase in the U.S. unemployment rate from 3.5% in February 2020 to 11.1% in June 2020, which is among the sharpest increases on record.  In addition, consumer confidence has substantially decreased in many of the markets in which we operate.  We expect that the new residential housing market, which depends to a significant extent on the amount of funds available to and expended by consumers, likely will be the first of our market segments to be materially affected. In fiscal 2020, approximately 50% of our wallboard business and 25% of our cement business was attributable to new residential construction.

The pandemic is also likely to have a significant effect on state and local government revenues and construction budgets, and may result in delays, cancellations or curtailment of construction projects in the future. We continue to monitor our operations, the operations of our customers and actions taken by the various national, state, and local governments in the areas in which we operate.

The extent to which the spread of COVID-19 will impact the national and local economies in which we operate, and ultimately our business, will depend on numerous factors, which are highly uncertain and difficult to predict. Our integrated cement sales network stretches across the U.S. heartland. The Portland Cement Association is estimating cement consumption will increase in calendar 2020 over 2019 by approximately 2%. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential construction, and industrial construction activity. While we anticipate cement demand will remain strong in our markets throughout the remainder of the calendar 2020, the uncertainty around the COVID-19 pandemic and possible “second-wave” cases may cause demand to weaken during the fall. Oil well cement demand has been negatively affected by the reduction in drilling activity; however, oil well cement sales volume represented less than 2% of cement volume in the three months ended June 30, 2020.

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. Demand for housing, and construction of new homes, was strong during three months ended June 30, 2020, in part aided by historically low interest rates. We anticipate demand to remain consistent for the next two quarters; however, the uncertainty around the COVID-19 pandemic and possible “second-wave” cases may cause demand to weaken during the late summer or early fall. Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market, and demand for paper generally follows the demand for gypsum wallboard. The primary raw material used to produce recycled paperboard is recycled fiber, also known as OCC. During the quarter, recycled fiber costs increased a total of $75 per ton over the course of April and May because of a significant decline in generation as many states issued shelter-in-place orders to combat the COVID-19 pandemic. As economies began to re-open and recycled fiber generation increased, costs declined a total of $55 per ton over the course of June and July. We expect OCC pricing will remain fairly consistent over the next quarter, but pricing remains sensitive to any changes in economic activity related to COVID-19, which could result in further pricing volatility over the remainder of our fiscal year. Our current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices, so the impact of the OCC price increases in the first quarter likely will adversely affect our wallboard operations by increasing the cost of paper during our second fiscal quarter.

During March and April 2020, oil prices declined to all-time lows due to the decrease in demand for oil resulting from the COVID-19 pandemic. At the same time, increases in production of oil by Saudi Arabia and Russia created a significant surplus in supply and resulted in sharp declines in oil and gas prices. These developments have led to substantial decreases in drilling and well-completion activity beginning in March 2020. The reduction in drilling activity has negatively affected demand for our frac sand and oil well cement, and led to a significant reduction or cessation of new orders.  In response to these market conditions, we have curtailed our operations and reduced headcount at our frac sand facilities and are focused on preserving the value of our operating assets for future use.  As previously disclosed, we are actively pursuing alternatives for our Oil and Gas Proppants business. If this results in an alternative use or disposition of this business, additional impairment or other losses may be incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 Compared WITH THREE MONTHS ENDED June 30, 2019

	For the Three Months Ended June 30,
	2020	2019	Change
	(in thousands, except per share)
Revenue	$428,020	$370,597	15%
Cost of Goods Sold	(327,041)	(295,268)	11%
Gross Profit	100,979	75,329	34%
Equity in Earnings of Unconsolidated Joint Venture	7,796	9,432	(17)%
Corporate General and Administrative	(17,789)	(21,254)	(16)%
Gain on Sale of Businesses	51,973	—	—
Other Non-Operating Income (Loss)	(127)	200	(164)%
Interest Expense, net	(14,041)	(8,846)	59%
Earnings Before Income Taxes	128,791	54,861	135%
Income Tax Expense	(32,585)	(13,557)	140%
Net Earnings	$96,206	$41,304	133%
Diluted Earnings per Share	$2.31	$0.94	146%

REVENUE

Revenue increased by $57.4 million, or 15%, to $428.0 million for the three months ended June 30, 2020. The Kosmos and ConAgg Acquisitions contributed $57.6 million of Revenue for the three months ended June 30, 2020, while Western and Mathews contributed $7.8 million of Revenue for the three months ended June 30, 2019. Excluding the acquisitions and dispositions, Revenue improved by $7.6 million, or 2%. The increase in Revenue was due to higher Sales Volume, which positively affected Revenue by approximately $8.0 million. This was partially offset by lower gross sale prices, which negatively affected Revenue by $0.4 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $31.7 million, or 11%, to $327.0 million for the three months ended June 30, 2020. The Kosmos and ConAgg Acquisitions contributed $46.3 million of Cost of Goods Sold for the three months ended June 30, 2020, while Western and Mathews contributed $6.8 million of Cost of Goods Sold for the three months ended June 30, 2019. Excluding the acquisitions and dispositions, Cost of Goods Sold decreased by $7.8 million, or 3%. The decline in Cost of Goods Sold was due to the reduction in operating costs of approximately $18.9 million, partially offset by increased Cost of Goods Sold related to increased Sales Volume of $11.1 million. The reduction in operating costs was primarily related to our Cement, Gypsum Wallboard and Oil and Gas Proppants segments, which are discussed further on pages 31-35.

GROSS PROFIT

Gross Profit increased 34% to $101.0 million during the three months ended June 30, 2020. Excluding the acquisitions and dispositions, Gross Profit increased by $15.3 million, or 21%. The increase in Gross Profit was primarily due to lower operating expenses and increased Sales Volume, partially offset by lower gross sales prices. The gross margin increased to 24% from 21%, primarily because of lower operating expenses, partially offset by lower gross sales prices.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $1.6 million, or 17%, for the three months ended June 30, 2020. The decline was primarily due to lower net sales prices and Sales Volume, which adversely affected earnings by approximately $0.3 million and $0.5 million, respectively, as well as increased operating costs, which decreased operating earnings by approximately $0.8 million. The increase in operating costs was primarily due to maintenance, which increased by approximately $0.7 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined by approximately $3.5 million, or 16%, for the three months ended June 30, 2020. The decrease was primarily because of lower salary and incentive compensation costs and promotion and travel costs of approximately $4.1 million and $0.5 million, respectively. This was partially offset by increased professional costs of $0.7 million incurred in connection with the Kosmos Acquisition and the sale of Mathews and Western. The lower salary and incentive compensation costs were primarily due to the acceleration of stock compensation costs of $5.3 million upon the retirement of our Chief Executive Officer in the first quarter of fiscal 2020.

GAIN ON SALE OF BUSINESSES

On April 17, 2020 we sold Western and Mathews for approximately $93.5 million.  See Footnote (D) to the Unaudited Consolidated Financial Statements for more information regarding the sale.

OTHER NON-OPERATING INCOME (LOSS)

Other Non-Operating Income (Loss) consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $5.2 million, or 59%, during the three months ended June 30, 2020. The increase in Interest Expense, net was primarily due to higher interest on borrowings under our Revolving Credit Facility, Term Loan, and amortization of related debt issuances costs of approximately $0.5 million, $4.5 million, and $0.8 million, respectively. These increases were partially offset by lower interest on our Unsecured Private Placement Notes of $0.6 million, which were paid in full in fiscal 2020. The Term Loan was entered into in February 2020 to fund the Kosmos Acquisition. The increase in debt issuance costs was related to the issuance of the Term Loan and the amendment of both the Revolving Credit Facility and the Term Loan in April 2020.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $128.8 million during the three months ended June 30, 2020, primarily as a result of higher Gross Profit and Gain on Sale of Businesses, and lower Corporate General and Administrative Expense. This was partially offset by lower Equity in Earnings of Unconsolidated Joint Venture and increased Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense increased 140% to $32.6 million for the three months ended June 30, 2020, primarily related to changes in pre-tax income. The effective tax rate was constant at 25% year over year. The increase in income tax expense was primarily because of higher pre-tax income for the three months ended June 30, 2020.

NET EARNINGS AND DILUTED EARNINGS PER SHARE

Net Earnings increased 133% to $96.2 million for the three months ended June 30, 2020. Diluted Earnings per Share increased 146% to $2.31 per share.

THREE MONTHS ENDED JUNE 30, 2020 vs. THREE MONTHS ENDED June 30, 2019 BY SEGMENT

The following presents results within our three business sectors for the three months ended June 30, 2020 and 2019. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,
	2020	2019	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$261,411	$195,313	34%
Less Intersegment Revenue	(6,031)	(4,253)	42%
Less Joint Venture Revenue	(25,300)	(27,505)	(8)%
Gross Revenue, as reported	$230,080	$163,555	41%
Freight and Delivery Costs billed to Customers	(16,969)	(12,896)	32%
Net Revenue	$213,111	$150,659	41%

Sales Volume (M Tons)	2,085	1,550	35%
Average Net Sales Price, per ton (2)	$109.10	$109.70	(1)%
Operating Margin, per ton	$29.00	$23.30	24%
Operating Earnings	$60,455	$36,121	67%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $261.4 million, a 34% increase, for the three months ended June 30, 2020. Excluding $47.6 million of Revenue related to the Kosmos Acquisition, Revenue increased $18.5 million, or 10%. Excluding the Kosmos Acquisition, the increase was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $3.8 million and $14.7 million, respectively.

Cement Operating Earnings increased by 67% to $60.5 million for the three months ended June 30, 2020. Excluding $10.5 million of Operating Earnings related to the Kosmos Acquisition, Operating Earnings increased $13.9 million, or 39%. The increase was due to higher gross sales prices and Sales Volume, and lower operating costs, which positively affected Operating Earnings by approximately $3.8 million, $1.8 million, and $8.2 million, respectively. The decline in operating costs was primarily because of lower maintenance and energy costs of approximately $8.0 million and $2.2 million, respectively, partially offset by higher purchased raw materials costs of $2.5 million. Due to the uncertainty of the impact of the COVID-19 pandemic, we modified the timing and extent of our annual cement maintenance outages. Approximately $6.0 million of the anticipated maintenance costs have been deferred to the fiscal second and third quarters. The operating margin increased to 23% from 18%, primarily because of lower operating costs and higher gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,
	2020	2019	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, including intersegment	$44,190	$39,778	11%
Less intersegment Revenue	(106)	(377)	(72)%
Gross Revenue, as reported	$44,084	$39,401	12%

Sales Volume -
M Cubic Yards of Concrete	348	310	12%
M Tons of Aggregate	475	799	(41)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$113.61	$103.52	10%
Aggregates - Per Ton	$9.77	$9.66	1%

Operating Earnings	$5,418	$4,434	22%

Concrete and Aggregates Revenue increased 11% to $44.2 million for the three months ended June 30, 2020. Excluding Revenue related to the ConAgg Acquisition in fiscal 2021, and Western and Mathews in fiscal 2021 and 2020, Revenue increased $0.7 million, or 2%. The primary reason for the increase in Revenue was higher gross sales prices, which increased Revenue by $1.9 million. This was partially offset by lower Sales Volume, which reduced Revenue by $1.2 million.

Operating Earnings increased 22% to approximately $5.4 million. Excluding Operating Earnings related to the ConAgg Acquisition in fiscal 2021, and Western and Mathews in fiscal 2021 and 2020, Operating Earnings increased $1.1 million, or 32%. The increase was a result of higher gross sales prices, which positively affected Operating Earnings by approximately $1.9 million. This was partially offset by lower Sales Volume and higher operating costs of approximately $0.2 million and $0.6 million, respectively. The operating costs increase was primarily due to higher cost of materials of approximately $0.6 million.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,
	2020	2019	Percentage Change
	(in thousands, except per MMSF information)
Gross Revenue, as reported	$130,150	$126,724	3%
Freight and Delivery Costs billed to Customers	(27,122)	(27,100)	—
Net Revenue	$103,028	$99,624	3%

Sales Volume (MMSF)	704	660	7%
Average Net Sales Price, per MMSF (1)	$146.28	$150.96	(3)%
Freight, per MMSF	$38.53	$41.06	(6)%
Operating Margin, per MMSF	$58.70	$57.47	2%
Operating Earnings	$41,325	$37,932	9%

(1) Net of freight per MMSF.

Gypsum Wallboard Revenue increased 3% to $130.2 million for the three months ended June 30, 2020, primarily related to a 7% increase in Sales Volume. The increase in Sales Volume positively affected Revenue by approximately $8.5 million, partially offset by lower average gross sales prices, which adversely affected Revenue by $5.0 million. Our market share increased during the three months ended June 30, 2020, due to the minimal effect of COVID-19 shutdowns in our markets compared to the national average.

Operating Earnings increased 9% to $41.3 million, primarily due to higher Sales Volume and decrease in operating costs. The increase in Sales Volume and decrease in operating costs positively affected Operating Earnings by approximately $2.6 million and $5.9 million, respectively. This was partially offset by lower gross sales prices, which adversely affected Operating Earnings by approximately $5.0 million. The lower operating costs were primarily related to freight, energy, and paper costs which reduced operating costs by approximately $1.8 million, $1.1 million, and $1.2 million, respectively. The operating margin increased to 32% for the three months ended June 30, 2020, primarily related to lower operating costs, partially offset by lower gross sales prices. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,
	2020	2019	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including intersegment	$36,744	$42,700	(14)%
Less intersegment Revenue	(14,069)	(17,015)	(17)%
Gross Revenue, as reported	$22,675	$25,685	(12)%
Freight and Delivery Costs billed to Customers	(1,333)	(1,205)	11%
Net Revenue	$21,342	$24,480	(13)%

Sales Volume (M Tons)	77	81	(5)%
Average Net Sales Price, per ton (1)	$461.87	$510.32	(9)%
Freight, per ton	$17.31	$14.88	16%
Operating Margin, per ton	$37.60	$122.77	(69)%
Operating Earnings	$2,895	$9,944	(71)%

(1) Net of freight per ton.

Recycled Paperboard Revenue declined 14% to $36.7 million during the three months ended June 30, 2020. The decrease in Revenue was due to lower gross sales prices and Sales Volume, which adversely affected Revenue by $3.5 million and $2.5 million, respectively. Lower gross sales prices were due to the pricing provisions in our long-term sales agreements.

Operating Earnings declined 71% to $2.9 million, primarily because of the decrease in gross sales prices and Sales Volume, and an increase in operating costs, which adversely affected Operating Earnings by approximately $3.5 million, $0.5 million, and $3.0 million, respectively. The increase in operating costs was related to operating inefficiencies in April and May related to start-up of the papermill after the completion of the project to enhance and expand the mill, as well as higher input costs, namely fiber, which lowered Operating Earnings by approximately $2.1 million and $1.5 million. The increase in fiber cost was due primarily to the decline in generation of OCC due to the shelter-in-place orders issued to combat the COVID-19 pandemic. This was partially offset by lower energy costs of approximately $0.5 million. Operating margin decreased to 8% from 23%, primarily because of higher operating costs and lower gross sales prices.

OIL AND GAS PROPPANTS

	For the Three Months Ended June 30,
	2020	2019	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, as reported	$1,031	$15,232	(93)%

Sales Volume (M Tons)	45	407	(89)%
Average Net Sales Price, per ton (1)	$22.32	$31.80	(30)%
Operating Loss	$(1,318)	$(3,670)	(64)%

(1) Net of freight per ton.

Revenue from our Oil and Gas Proppants segment declined 93% to approximately $1.0 million during the three months ended June 30, 2020. The decline in Revenue was due to lower Sales Volume and gross sales prices, which adversely affected Revenue by approximately $13.5 million and $0.7 million, respectively. During the quarter we significantly curtailed our operating activities and reduced our headcount at our fac sand facilities, as deteriorating market conditions in the oil and gas industry have resulted in sharp declines in pricing and slowdown in drilling and fracturing activity.

Operating Loss for the quarter decreased 64% to approximately $1.3 million. The decrease in Operating Loss was primarily related to the curtailment of operating activities and reduced headcount during the quarter, and lower fixed costs due to the impairment loss recognized during the third quarter of fiscal 2020.

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

Information regarding our Critical Accounting Policies can be found in our Annual Report. The three critical accounting policies that we believe either require the use of the most judgment, or the selection or application of alternative accounting policies, and are material to our financial statements, are those relating to long-lived assets, goodwill, and business combinations. Management has discussed the development and selection of these Critical Accounting Policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Notwithstanding the anticipated challenges associated with COVID-19, we believe at this time we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations. We will continue to monitor the impact of COVID-19 on the economy, and on our operations and future liquidity needs, as a continued worldwide disruption of economic activity could materially affect our future access to these sources of liquidity. Please see the Debt Financing Activities section for a discussion of our cash position, credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Net Cash Provided by Operating Activities	$95,313	$50,698
Investing Activities:
Additions to Property, Plant, and Equipment	(25,991)	(21,813)
Proceeds from Sale of Property, Plant, and Equipment	93,482	—
Net Cash Provided by (Used in) Investing Activities	67,491	(21,813)
Financing Activities:
Increase (Decrease) in Credit Facility	(75,000)	185,000
Dividends Paid to Stockholders	(4,160)	(4,499)
Purchase and Retirement of Common Stock	—	(198,355)
Proceeds from Stock Option Exercises	—	396
Payment of Debt Issuance Costs	(1,718)	—
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,130)	(866)
Net Cash Used in Financing Activities	(82,008)	(18,324)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$80,796	$10,561

Net Cash Provided by Operating Activities increased by $44.6 million to $95.3 million during the three months ended June 30, 2020. This increase was primarily attributable to higher dividends from our Joint Venture, and a reduction in the change of working capital, which increased cash flows by approximately $6.5 million and $40.5 million, respectively.

Working capital increased by $63.0 million to $571.6 million at June 30, 2020, primarily due to the increased Cash and Accounts and Notes Receivable of approximately $80.8 million and $42.8 million, respectively, and decreased Accounts Payable of approximately $4.2 million. This was partially offset by increased Accrued Expenses and Income Taxes Payable of approximately $2.2 million and $32.1 million, respectively, and decreased Inventory and Income Tax Receivables of approximately $29.4 million and $4.7 million, respectively. The reduction in Inventory is due to increased Revenue and lower production resulting from scheduled outages at our cement plants. The decrease in Accrued Liabilities and increase in Income Taxes Payable were both due primarily to timing.

The increase in Accounts and Notes Receivable at June 30, 2020, was primarily related to higher Revenue during the three months ended June 30, 2020, compared with the three months ended March 31, 2020. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 45% at June 30, 2020 and 48% at March 31, 2020. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2020. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at June 30, 2020. We are closely monitoring the impact of COVID-19 on our customers’ ability to pay their outstanding balances.

Our Inventory balance at June 30, 2020 declined by approximately $29.4 million from our balance at March 31, 2020. Within Inventory, raw materials and materials-in-progress, finished cement, and aggregates decreased approximately $14.5 million, $9.9 million, and $4.8 million, respectively. The decline in raw materials and materials-in-progress was due primarily to the maintenance outages at all of our cement plants during the quarter. The decline in finished cement was due to both maintenance outages, and increased cement Sales Volume during the quarter. The reduction in aggregates inventory was primarily due to the sale of Western, which had approximately $5.1 million of aggregate inventory at the date of sale. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Provided by Investing Activities during the three months ended June 30, 2020 was approximately $67.5 million, compared with Net Cash Used in Investing Activities of $21.8 million during the same period in 2019, an increase of approximately $89.3 million. The increase was primarily related to sale of Western and Mathews for approximately $93.5 million, partially offset by an increase of $4.2 million in capital spending. The increase in capital spending was primarily related to the $4.6 million increase in our Gypsum Wallboard business. This increase was primarily related to the acquisition of additional gypsum reserves.

Net Cash Used in Financing Activities was approximately $82.0 million during the three months ended June 30, 2020, compared with $18.3 million in the first quarter of fiscal 2020. The $63.7 million increase was primarily due to the $75.0 million reduction in net borrowings compared with additional borrowings of $185.0 million in fiscal 2020, as well as a reduction of $198.4 million in repurchase and retirement of common stock.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 58.3% and 54.8%, respectively, at June 30, 2020, compared with 61.7% and 60.0%, respectively, at March 31, 2020.

Debt Financing Activities

Below is a summary of the Company’s debt facilities at June 30, 2020:

Maturity
Revolving Credit Facility	August 2022
4.500% Senior Unsecured Notes	August 2026
Term Loan	August 2022

See Footnote (N) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity or our Revolving Credit Facility is $750.0 million until August 2, 2021, after which the aggregate borrowing capacity will be reduced to $665.0 million. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At June 30, 2020 we had $5.0 million of outstanding letter of credit. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020. We are contingently liable for performance under $29.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

We had $485.0 million of borrowing outstanding under the Revolving Credit Facility at June 30, 2020. We had $260.0 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit, at June 30, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

In addition to the Revolving Credit Facility, we have $199.4 million of cash on hand at June 30, 2020, giving us total liquidity of approximately $459.0 million (cash on hand plus Revolving Credit Facility availability). During July

2020, we received $103.7 million of the $123.7 million Income Tax Receivable that was recorded at June 30, 2020. We anticipate using these funds to reduce the outstanding amounts under the Revolving Credit Agreement.

Other than the Revolving Credit Facility, we have no other source of committed external financing in place. Should the Revolving Credit Facility be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Revolving Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business. Our Revolving Credit Facility is not rated by the rating agencies.

We believe that our cash flow from operations and available borrowings under our Revolving Credit Facility, as well as cash on hand, should be sufficient to meet our currently anticipated operating needs, capital expenditures, and dividend and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Revolving Credit Facility, the level of competition, and general and economic factors beyond our control, such as COVID-19. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity. See Market Conditions and Outlook on page 28 for further discussion out the possible effects of COVID-19 on our business.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the Term Loan, 4.500% Senior Unsecured Notes, and borrowings under the Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We lease one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we hold all outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. At the expiration of the lease in fiscal 2021, we have the option to purchase the cement plant for a nominal amount. We also have approximately $57.9 million of lease liabilities at June 30, 2020 that have an average remaining life of approximately 9.1 years.

Dividends

Dividends paid were $4.2 million and $4.5 million, respectively, for the three months ended June 30, 2020 and 2019. On April 13, 2020, we announced the suspension of future quarterly dividends.

Share Repurchases

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 48.4 million shares since we became publicly held in April 1994. Through June 30, 2020, we have repurchased approximately 41.1 million shares.

Share repurchases may be made from time to time in the open market or in privately negotiated transactions. The timing and amount of any share repurchases are determined by management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs, or directions established from time to time by the Company’s management, including plans intended to comply with the safe-harbor provided by Rule 10b5-1.

During the three months ended June 30, 2020, the Company withheld from employees 23,901 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Land and Quarries	$4,795	$206
Plants	17,216	23,885
Buildings, Machinery, and Equipment	3,980	1,397
Total Capital Expenditures	$25,991	$25,488

Capital expenditures for fiscal 2021 are expected to range from $60.0 million to $70.0 million and be allocated across the Heavy and Light Materials sectors. These estimated capital expenditures are limited to critical maintenance and safety and regulatory projects, as we manage our cash flow in response to the COVID-19 pandemic.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility and an outstanding Term Loan at June 30, 2020, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $1,150.0 million of borrowings under the Revolving Credit Facility and Term Loan at June 30, 2020 would increase interest expense by approximately $11.5 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Item 1A. Risk Factors

For additional information regarding factors that could impact our results of operations, financial condition, and liquidity, see Part 1. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission on May 22, 2020.

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies.  Although the extent of its impact continues to be highly uncertain, we believe the pandemic and the response to it are likely to negatively affect demand for our products and could have a material adverse effect on our business, operations, financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which began spreading globally in late 2019, a global pandemic and recommended containment and mitigation measures worldwide.  On March 13, 2020, the United States declared a national emergency arising from the COVID-19 pandemic, and several states and municipalities declared public health emergencies.  Along with these declarations, international, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, “shelter-in-place” orders, and mandates for individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  Despite these actions, COVID-19 has continued to spread in many areas within the United States, and new cases have recently reached record levels in Arizona, California, Florida and Texas.

To date, we have not been materially affected by governmental orders requiring businesses to curtail or cease normal operations.  We are continuing to operate as an essential business in virtually all of the markets we serve.  There can be no assurance, however, that new restrictions will not be adopted that would limit or restrict the scope of our operations. In addition, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects could have a negative impact on several areas affecting our business, including the following:

•

The COVID-19 pandemic has resulted in adverse macroeconomic conditions that have the potential to affect demand for our products in the principal markets in which we operate.  For example, the pandemic and responses thereto have resulted in significant job losses and substantial decreases in consumer confidence in many of the markets in which we operate. Consequently, it is likely that the COVID-19 pandemic will negatively affect demand for our products in current or future periods.

•	The pandemic is likely to have a significant effect on state and local government revenues and construction budgets, and may result in delays, cancellations or curtailment of construction projects.
•	The pandemic could result in delays in collecting on certain of our accounts receivable from our customers.
•

The pandemic could result in increased costs associated with compliance with new government regulations or restrictions, such as quarantines or social distancing mandates or new workplace safety measures, which may affect our operations in one or more of the markets in which we operate.

•

The pandemic has resulted, and may continue to result, in fluctuations in equity market prices (including that of our Common Stock), interest rates and credit spreads, which may limit our ability to raise or deploy capital and implement our future plans, including our planned separation of our Heavy Materials and Light Materials businesses.

•	Finally, the pandemic may have other negative impacts on our operations, supply chain, transportation networks and customers, which we may not be able to anticipate or respond to effectively.

We are continuing to monitor the COVID-19 pandemic and its likely effects. The extent to which the COVID-19 pandemic will ultimately impact our business, operations, financial condition and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing and cannot be predicted. These factors include:

•	the duration and scope of the outbreak;
•	governmental, business and individual actions that have been and continue to be taken in response to the outbreak;
•	the effect of the outbreak on our customers, suppliers, supply chain, and other business partners;
•	our ability during the outbreak to continue to carry out our manufacturing operations in an efficient manner, while taking measures to protect the health and well-being of our employees;
•	the willingness and ability of our customers to order and pay for our products during and following the outbreak; and
•	the impact of the outbreak on the financial markets and economic activity generally.

The above uncertainties surrounding the COVID-19 pandemic also make it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for fiscal 2021 and future periods.

One key area we continue to closely monitor is the effect of the COVID-19 pandemic on our manufacturing operations.  Although we are taking precautions to ensure the safety of our employees, in the event we suffer an outbreak at one of our manufacturing facilities, we may be forced to suspend operations at such facility until the health conditions improve. Any such reduction in our production capacity could render us unable to continue to produce our construction products or satisfy order placed by our customers.  With respect to our Oil and Gas Proppants sector, demand for oil has significantly deteriorated as a result of the COVID-19 pandemic and responses thereto. At the same time, increases in production of oil by Saudi Arabia and Russia created a significant surplus in supply and resulted in sharp declines in oil and gas prices. These developments have led to significant reductions in drilling and well-completion activity beginning in March 2020. The reduction in drilling activity has negatively affected demand for our frac sand, and led to a significant reduction or cessation of new orders.  In response to these market conditions, we have curtailed our operations and reduced headcount at our frac sand facilities and are focused on preserving the value of our operating assets for future use.  We are continuing to explore strategic alternatives for our frac sand business.

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

Item 6. Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2021 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the Commission) on May 20, 2020 and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Special Situation Program for Fiscal Year 2021 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 20, 2020 and incorporated herein by reference). (1)

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

EAGLE MATERIALS INC.
Registrant

July 30, 2020	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 30, 2020	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 30, 2020	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)